Form 10-Q
period 2000-09-30
NORTEL NETWORKS CORP
filed 2000-11-07
CIK 72911

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From ___________ to ___________


                          Commission file number 1-7260


                           NORTEL NETWORKS CORPORATION
             (Exact name of registrant as specified in its charter)



CANADA                                      NOT APPLICABLE
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8200 DIXIE ROAD, SUITE 100
BRAMPTON, ONTARIO, CANADA                   L6T 5P6
(Address of principal executive offices)    (Zip Code)


        Registrant's telephone number including area code (905) 863-0000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 YES [X]       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as at SEPTEMBER 30, 2000

                   3,006,967,918 WITHOUT NOMINAL OR PAR VALUE

================================================================================

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE



ITEM 1.    Financial Statements (unaudited)................................    4

ITEM 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................   23

ITEM 3.    Quantitative and Qualitative Disclosures About
              Market Risk..................................................   46



                                     PART II
                                OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................   47

ITEM 2.    Changes in Securities and Use of Proceeds.......................   47

ITEM 6.    Exhibits and Reports on Form 8-K................................   48

SIGNATURES ................................................................   49



ALL DOLLAR AMOUNTS IN THIS DOCUMENT ARE IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED.

Nortel Networks and Unified Networks are trademarks of Nortel Networks Limited.

Bay Networks is a trademark of Nortel Networks NA Inc.

FrontOffice is a trademark of Clarify Inc.

IMAS is a trademark of Promatory Communications, Inc.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Contents of Consolidated Financial Statements

                                                                            PAGE

         Consolidated Statements of Operations.............................    4

         Consolidated Balance Sheets.......................................    5

         Consolidated Statements of Cash Flows.............................    7

         Notes to Consolidated Financial Statements........................    8

                 NORTEL NETWORKS CORPORATION

      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    (MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                           2000        1999        2000        1999
-----------------------------------------------------------------------------------------------------
Revenues                                                 $  7,314    $  5,147    $ 21,457    $ 14,714
Cost of revenues                                            4,096       2,985      12,299       8,401
-----------------------------------------------------------------------------------------------------
Gross profit                                                3,218       2,162       9,158       6,313

Selling, general and administrative expense (excluding
stock option compensation)                                  1,380         952       4,053       2,789
Research and development expense                            1,016         767       2,878       2,178
In-process research and development expense                    22          --       1,062         184
Amortization of intangibles
   Acquired technology                                        222         171         612         513
   Goodwill                                                 1,089         306       2,378         893
Stock option compensation                                      31          --          98          --
Special charges                                                --          63         195         116
Gain on sale of businesses                                     --        (110)       (174)       (110)
-----------------------------------------------------------------------------------------------------
                                                             (542)         13      (1,944)       (250)

Equity in net earnings (loss) of associated companies         (16)         29         (22)         --
Other income -- net                                           236          27         830         103
Interest expense
   Long-term debt                                             (22)        (27)        (69)        (74)
   Other                                                      (17)        (11)        (49)        (40)
-----------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                          (361)         31      (1,254)       (261)

Income tax provision                                          225         110         807         262
-----------------------------------------------------------------------------------------------------
Net loss applicable to common shares                     $   (586)   $    (79)   $ (2,061)   $   (523)
=====================================================================================================

Loss per common share
   -- basic                                              $   (.20)   $   (.03)   $   (.71)   $   (.19)
   -- diluted                                            $   (.20)   $   (.03)   $   (.71)   $   (.19)

Dividends declared per common share                      $  .0188    $  .0188    $  .0563    $  .0563

                         NORTEL NETWORKS CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (MILLIONS OF U.S. DOLLARS)

                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                  2000           1999
-----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $ 1,758       $ 2,153
   Accounts receivable (less provision for uncollectibles -
     $400 at September 30, 2000; $319 at December 31, 1999)        7,337         5,815
   Inventories                                                     4,059         2,823
   Prepaid expenses and other assets                               1,066           559
   Deferred income taxes - net                                       991           826
--------------------------------------------------------------------------------------
                                                                  15,211        12,176
--------------------------------------------------------------------------------------

LONG-TERM RECEIVABLES (less provision for uncollectibles -
   $310 at September 30, 2000; $284 at December 31, 1999)          1,228         1,356
--------------------------------------------------------------------------------------

INVESTMENTS AT COST AND ASSOCIATED COMPANIES AT EQUITY               848         1,072
--------------------------------------------------------------------------------------

PLANT AND EQUIPMENT (net of accumulated amortization -
   $2,800 at September 30, 2000; $2,857 at December 31, 1999)      2,928         2,333
--------------------------------------------------------------------------------------

LONG-TERM DEFERRED INCOME TAXES - NET                                115           362
--------------------------------------------------------------------------------------

INTANGIBLE ASSETS
   Acquired technology - net                                       1,034         1,202
   Goodwill - net                                                 12,045         5,093
--------------------------------------------------------------------------------------
                                                                  13,079         6,295
--------------------------------------------------------------------------------------

OTHER ASSETS                                                         494           413
--------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $33,903       $24,007
======================================================================================

                           NORTEL NETWORKS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (MILLIONS OF U.S. DOLLARS)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2000          1999
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                       $    273      $    209
   Accounts payable and accrued liabilities
     Trade and other payables                             2,547         2,360
     Payroll and benefit-related liabilities                941           818
     Other accrued liabilities                            3,367         3,191
   Income taxes payable                                     299           488
   Long-term debt due within one year                       300            35
--------------------------------------------------------------------------------
                                                          7,727         7,101
LONG-TERM LIABILITIES
   Deferred income                                           69            53
   Long-term debt                                         1,243         1,391
   Deferred income taxes - net                              712           767
   Other liabilities                                      1,023           966
--------------------------------------------------------------------------------
                                                         10,774        10,278
--------------------------------------------------------------------------------

MINORITY INTEREST IN SUBSIDIARY COMPANIES                   797           657
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (note 15)

SHAREHOLDERS' EQUITY
   Common shares, without par value - Authorized
    shares: unlimited; Issued and outstanding
      shares: 3,001,519,454 at September 30, 2000
        and 2,754,309,396 at December 31, 1999           22,152        11,745
   Additional paid-in capital                             2,014           794
   Deferred stock option compensation                        (5)         --
   Retained earnings (deficit)                           (1,259)          967
   Accumulated other comprehensive loss                    (570)         (434)
--------------------------------------------------------------------------------
                                                         22,332        13,072
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 33,903      $ 24,007
================================================================================

                          NORTEL NETWORKS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (MILLIONS OF U.S. DOLLARS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            2000          1999
--------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
   Net loss                                              $ (2,061)      $  (523)
   Adjustments to reconcile net loss to net cash
     used in operating activities, net of effects
     from acquisitions and divestitures of
     businesses:
        Amortization                                        3,477         1,857
        In-process research and development                 1,062           184
        Equity in net loss of associated companies             22            --
        Stock option compensation                              98            --
        Tax benefit from stock options                        408           116
        Increase (decrease) in deferred incomes taxes          41          (123)
        Increase in other liabilities                          85            69
        Gain on sale of businesses and investments           (791)         (162)
        Other - net                                            87           (96)
        Change in operating assets and liabilities:
          Accounts receivable                                (309)       (1,321)
          Inventories                                      (1,467)         (885)
          Income taxes payable                               (187)           16
          Accounts payable and accrued liabilities           (747)          712
          Other operating assets and liabilities             (639)         (101)
--------------------------------------------------------------------------------
   Net cash used in operating activities                     (921)         (257)
--------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Expenditures for plant and equipment                    (1,160)         (543)
   Proceeds on disposals of plant and equipment                33            14
   Increase in long-term receivables                         (669)         (367)
   Decrease in long-term receivables                          621           143
   Acquisitions of investments and businesses -
     net of cash acquired                                    (297)         (722)
   Proceeds on sale of businesses and investments           1,735           532
--------------------------------------------------------------------------------
   Net cash from (used in) investing activities               263          (943)
--------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Dividends on common shares                                (165)         (154)
   Increase in notes payable                                  134            73
   Decrease in notes payable                                  (76)          (67)
   Additions to long-term debt                                 50            --
   Reductions of long-term debt                               (62)         (120)
   Increase (decrease) in capital leases payable                8            (4)
   Issuance of common shares                                  409           439
   Common shares purchased for cancellation                    --           (11)
--------------------------------------------------------------------------------
   Net cash from financing activities                         298           156
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash and
   cash equivalents                                           (35)            3
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (395)       (1,041)
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD - NET                                             2,153         2,230
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD - NET          $ 1,758       $ 1,189
================================================================================

                           NORTEL NETWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)


1.   NORTEL NETWORKS CORPORATION

     Effective May 1, 2000, a newly formed Canadian corporation ("New Nortel"; also referred to herein as the "Corporation") and the corporation previously known as Nortel Networks Corporation ("Old Nortel") participated in a Canadian court-approved plan of arrangement (the "Arrangement") with BCE Inc. ("BCE"). As a result of the Arrangement: Old Nortel and its subsidiaries became direct and indirect subsidiaries, respectively, of New Nortel; New Nortel assumed the name "Nortel Networks Corporation"; New Nortel's common shares began to trade publicly on the New York and Toronto stock exchanges under the symbol "NT"; Old Nortel was renamed "Nortel Networks Limited"; and 100 percent of Old Nortel's common shares were acquired by New Nortel and ceased to be publicly traded. The preferred shares and debt securities of Old Nortel outstanding immediately prior to the Arrangement remain outstanding and continue to be obligations of Old Nortel.

     As part of the Arrangement, the outstanding common shares of Old Nortel were exchanged for common shares of New Nortel. Immediately prior to the Arrangement, approximately 36 percent of the outstanding common shares of Old Nortel were held by BCE. A substantial portion of the New Nortel common shares issuable in respect of BCE's interest in Old Nortel was, through the Arrangement, indirectly distributed to BCE common shareholders. The aggregate number of New Nortel common shares issued in the Arrangement was the same as the aggregate number of Old Nortel common shares outstanding immediately prior to the Arrangement (excluding the effects of the reservation of certain shares for issuance pursuant to stock option plans). The consolidated assets and liabilities of New Nortel and its subsidiaries immediately after the Arrangement were the same as those of Old Nortel and its subsidiaries immediately prior to the Arrangement (except for differences attributable to the accounting treatment accorded to the outstanding preferred shares of Old Nortel). All of the business and operations conducted by Old Nortel and its subsidiaries prior to the effective date of the Arrangement continued to be conducted by Old Nortel and its subsidiaries as subsidiaries of New Nortel after the Arrangement.

     In addition, as part of the Arrangement, New Nortel implemented a two-for-one stock split with respect to its common shares (the "New Nortel Stock Split"). The record date for determining Old Nortel and BCE shareholders entitled to receive certificates representing New Nortel common shares issuable in the Arrangement, on a post-split basis, was May 5, 2000.

     These consolidated financial statements and the notes thereto relate to the operations of the Corporation and its subsidiary companies (collectively, "Nortel Networks").


2.   ACCOUNTING POLICIES

     The consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America. Although the Corporation is headquartered in Canada, the consolidated financial statements are expressed in United States dollars as the greater part of the earnings and net assets of the Corporation are denominated in United States dollars.


     Basis of presentation

     The preparation of the Corporation's consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as long-term contracts, allowance for uncollectible accounts receivable, inventory obsolescence, product warranty, amortization, employee benefits, taxes, provisions, in-process research and development, and contingencies.

     Except as noted below, Old Nortel's comparative consolidated interim and annual financial statements, and its financial results for the period January 1, 2000 to May 1, 2000, represent the financial position, results of operations and cash flows of New Nortel as if Old Nortel and New Nortel had historically been the same entity.

     The preferred shares and debt securities of Old Nortel outstanding immediately prior to the Arrangement remain outstanding and continue to be obligations of Old Nortel. As a result, certain of New Nortel's consolidated financial statements items, including comparative figures, have been reclassified to reflect the impact of the Arrangement on New Nortel and the ongoing equity interest of the Old Nortel preferred shareholders. The impact of the Arrangement on the consolidated balance sheets of New Nortel was the reclassification of the outstanding Class A Series 4, 5 and 7 preferred shares of Old Nortel from shareholders' equity to minority interest in subsidiary companies. The impact of the Arrangement on the consolidated statements of operations of New Nortel was the reclassification of the dividends on preferred shares to other income - net to reflect the dividend distribution on the outstanding preferred shares to the Old Nortel preferred shareholders.

     All references to loss per common share, dividends declared per common share, weighted average number of common shares outstanding, and common shares issued and outstanding, have been restated to reflect the impact of the New Nortel Stock Split.

     In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments are of a normal recurring nature. The interim consolidated financial statements are not necessarily indicative of financial results for the full year. These Consolidated Financial Statements (unaudited) should be read in conjunction with the Old Nortel audited Consolidated Financial Statements and notes thereto for the year ended December 31, 1999 prepared in accordance with United States GAAP and included in the Current Report on Form 8-K of the Corporation dated August 7, 2000 as amended by the Current Report on Form 8-K/A of the Corporation dated August 18, 2000 (collectively referred to as the "U.S. GAAP Form 8-K").


3.   INFORMATION ON OPERATING SEGMENTS

     General description

     For a full description of Nortel Networks' operating segments, reference should be made to the U.S. GAAP Form 8-K.


     Operating segments

     To reflect the evolution of certain businesses within the management structure, revenues by segment for the third quarter and first nine months of 1999 have been reclassified. Accordingly, the amounts for earnings
     (loss) before income taxes from operations for the third quarter and first nine months of 1999 have also been reclassified. The primary effect of these reclassifications was to move certain businesses among the segments to more closely align the businesses with their primary customers. The following tables set forth information by operating segments for the third quarter of 2000 and 1999 and the first nine months of 2000 and 1999, respectively.

                                         THREE MONTHS ENDED SEPTEMBER 30, 2000
                                       -----------------------------------------
                                                             CORPORATE
                                        SP&C    ENTERPRISE    & OTHER    TOTAL
                                       -----------------------------------------
External revenues                      $ 6,000    $1,313      $ 1 (a)    $ 7,314
Earnings (loss) before income taxes
   from operations                         780        49       (1)(b)        828(c)

                                                  SEPTEMBER 30, 2000
                                       -----------------------------------------
Total assets                            $14,813    $2,099      $16,991   $33,903

                                       THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   ---------------------------------------------
                                                         CORPORATE
                                     SP&C    ENTERPRISE   & OTHER     TOTAL
--------------------------------------------------------------------------------
External revenues                  $ 3,885    $ 1,241     $  21(a)    $ 5,147
Earnings (loss) before income
   taxes from operations               440        108       (64)(b)       484(c)

                                        NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   ---------------------------------------------
                                                         CORPORATE
                                     SP&C    ENTERPRISE   & OTHER     TOTAL
--------------------------------------------------------------------------------
External revenues                  $17,608    $ 3,844     $   5(a)    $21,457
Earnings (loss) before income
   taxes from operations             2,368         57      (235)(b)     2,190(c)

                                        NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   ---------------------------------------------
                                                         CORPORATE
                                     SP&C    ENTERPRISE   & OTHER     TOTAL
--------------------------------------------------------------------------------
External revenues                  $10,985    $ 3,663     $  66(a)    $14,714
Earnings (loss) before income
   taxes from operations             1,250        324      (299)(b)     1,275(c)


     (a) Represents revenues from business units below the quantitative thresholds.

     (b) Includes corporate services, the organization that manages the centralized internal functions of the Corporation. Corporate services is managed on a "fee for service" basis. The corporate services expenses are charged to the operating segments either on a direct basis or through a matrix allocation. Direct charges are based on actual usage of services while matrix allocation is based on revenue, headcount or some other appropriate factor. Costs not charged to the operating segments remain within Corporate & Other. Excludes the impact of "Acquisition Related Costs" (in-process research and development expense, and the amortization of acquired technology and goodwill from the August 1998 acquisition of Bay Networks, Inc. and all subsequent acquisitions), stock option compensation from acquisitions and divestitures, and certain of the one-time gains and charges.

     (c) Reconciliation of segment earnings before income taxes from operations to earnings (loss) before income taxes reported in the consolidated financial statements:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                       -----------------------------------------
                                         2000       1999     2000         1999
--------------------------------------------------------------------------------
Total earnings before income taxes
   from operations for reportable
   segments                            $   828   $   484   $  2,190     $ 1,275
Acquisition Related Costs              (1,327)      (460)    (4,005)     (1,538)
Stock option compensation                 (31)        --        (98)        --
Special charges and one-time costs         --       (103)      (197)       (165)
Gain on sale of businesses                 --        110        174         110
One-time gains                            169         --        682          57
--------------------------------------------------------------------------------
Earnings (loss) before income taxes    $ (361)   $    31    $(1,254)    $  (261)
================================================================================

4.   ACQUISITIONS

     The following table sets out certain information for acquisitions completed by Nortel Networks in the first nine months of 2000. The remainder of the purchase price information is outlined in the narrative below the table. All of these acquisitions were accounted for using the purchase method. The consolidated financial statements include the operating results of each of these businesses from the date of acquisition. All acquisitions completed prior to May 1, 2000 were consummated by Old Nortel. The number of common shares issued as consideration and the number of stock options assumed in those acquisitions have been restated to reflect the impact of the Arrangement, including the exchange of Old Nortel's common shares for New Nortel's common shares and the New Nortel Stock Split. Since May 1, 2000, acquisitions involving any share consideration have been consummated by New Nortel, while acquisitions not involving share consideration have continued to be consummated by Old Nortel or its subsidiaries.

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------
                                    PURCHASE   ACQUIRED
   ACQUISITION        DATE           PRICE    TECHNOLOGY      IPR&D     GOODWILL
--------------------------------------------------------------------------------
EPiCON (i)            September 5    $  284     $   13        $    6     $  262

Architel (ii)         July 1         $  472     $   17        $   16     $  420

CoreTek (iii)         June 23        $1,047     $  115        $  176     $  790

Xros (iv)             June 2         $3,227     $   29        $  191     $3,004

Photonic (v)          May 12         $   32     $ --          $ --       $   29

Promatory (vi)        March 23       $  741     $   60        $   50     $  641

Clarify (vii)         March 16       $2,114     $  210        $   64     $1,814

Qtera (viii)          January 28     $3,004     $ --          $  559     $2,424

Dimension (ix)        January 24     $   37     $ --          $ --       $   30

Other (x)


     Form of consideration and other

     (i) EPiCON, Inc. ("EPiCON") was a provider of a software platform that enables application service providers to deliver and manage applications as services over the Internet. In November 1999, Nortel Networks made an initial investment in EPiCON, representing an approximate 9 percent ownership interest. On September 5, 2000, the Corporation issued approximately 4.3 million common shares and assumed the equivalent of approximately 1.0 million stock options to purchase common shares of the Corporation to acquire the remaining approximate 91 percent ownership interest. The fair value of the assumed EPiCON stock options, using the Black-Scholes valuation model, was $38. The allocation of the purchase price included assumed net tangible liabilities of $1 and deferred stock option compensation of $4. The acquired technology assets are being charged to earnings on a straight-line basis over three years and the in-process research and development ("IPR&D") assets were charged to earnings in the period. Goodwill is being amortized on a straight-line basis over three years.

     (ii) Architel Systems Corporation ("Architel") was a provider of software systems that allow service providers to provide Internet and other next-generation Internet Protocol ("IP") services. In connection with the acquisition, the Corporation issued approximately 6.0 million common shares and assumed the equivalent of approximately 0.8 million stock options to purchase common shares of the Corporation. The fair value of the assumed Architel stock options, using the Black-Scholes valuation model, was $40. The allocation of the purchase price included net tangible assets of $17 and deferred stock option compensation of $2. The acquired technology assets are being charged to earnings on a straight-line basis over two years and the IPR&D assets were charged to earnings in the period. Goodwill is being amortized on a straight-line basis over four years.

    (iii) CoreTek, Inc. ("CoreTek") was a developer of strategic optical components. In connection with the acquisition, the Corporation issued approximately 14.5 million common shares and assumed the equivalent of approximately 3.4 million stock options to purchase common shares of the Corporation. The fair value of the assumed CoreTek stock options, using the Black-Scholes valuation model, was $175. The maximum contingent consideration is approximately $364, payable in common shares of the Corporation upon CoreTek achieving certain business performance objectives in 2000 and the first quarter of 2001. The allocation of the purchase price included assumed net tangible liabilities of $34. The acquired technology assets are being charged to earnings on a straight-line basis over three years and the IPR&D assets were charged to earnings in the period. Goodwill is being amortized on a straight-line basis over three years.

     (iv) Xros, Inc. ("Xros") was a developer of second-generation, large-scale, fully photonic switching. In connection with the acquisition, the Corporation issued approximately 52.9 million common shares and assumed the equivalent of approximately 2.1 million stock options to purchase common shares of the Corporation. The fair value of the assumed Xros stock options, using the Black-Scholes valuation model, was $76. The allocation of the purchase price included net tangible assets of $3. The acquired technology assets are being charged to earnings on a straight-line basis over three years and the IPR&D assets were charged to earnings in the period. Goodwill is being amortized on a straight-line basis over three years.

     (v) Photonic Technologies, Inc. ("Photonic") was a developer of optical component technology for the manipulation and control of the polarization of light. In connection with the acquisition, Nortel Networks paid approximately $32 in cash to acquire the remaining approximate two-thirds ownership interest in Photonic that it did not previously own. The maximum contingent consideration is approximately $5, payable in cash upon Photonic achieving certain business performance objectives by the end of 2002. The allocation of the purchase price included net tangible assets of $3. Goodwill is being amortized on a straight-line basis over three years.

     (vi) Promatory Communications, Inc. ("Promatory") was a developer of Digital Subscriber Line ("DSL") platforms for high-speed Internet access. In connection with the acquisition, approximately 13.9 million common shares of the Corporation were issued, of which approximately
          1.3 million common shares of the Corporation were issued into escrow related to contingent consideration payable by the Corporation upon the achievement by Promatory of certain business performance objectives in 2000. The equivalent of approximately 0.3 million stock options to purchase common shares of the Corporation were also assumed. The fair value of the assumed Promatory stock options, using the Black-Scholes valuation model, was $14. These shares and stock options exclude the common shares that are to be issued to the former holders of assumed stock options on the achievement of certain business objectives. The maximum contingent consideration is approximately $75, payable by the issuance of common shares of the Corporation upon Promatory achieving certain business performance objectives. As at September 30, 2000, approximately $27 of the contingent consideration had been earned by Promatory upon achievement of business performance objectives and has been included in goodwill. The allocation of the purchase price included assumed net tangible liabilities of $10. The acquired technology assets are being charged to earnings on a straight-line basis over three years and the IPR&D assets were charged to earnings in the period. Goodwill is being amortized on a straight-line basis over three years.

    (vii) Clarify Inc. ("Clarify") was a provider of eBusiness front office solutions. In connection with the acquisition, approximately 63.4 million common shares of the Corporation were issued and the equivalent of approximately 17.6 million stock options to purchase common shares of the Corporation were assumed. The fair value of the assumed Clarify stock options, using the Black-Scholes valuation model, was $363. The allocation of the purchase price included net tangible assets of $26. The acquired technology assets are being charged to earnings on a straight-line basis over two years and the IPR&D assets were charged to earnings in the period. Goodwill is being amortized on a straight-line basis over three years.

   (viii) Qtera Corporation ("Qtera") was a producer of ultra-long-reach optical networking systems. In connection with the acquisition, approximately 56.4 million common shares of the Corporation were issued, of which approximately 10.4 million common shares of the Corporation were issued into escrow related to contingent consideration payable by the Corporation upon the achievement by Qtera of certain business performance objectives in 2000. The equivalent of approximately 7.4 million stock options to purchase common shares of the Corporation and 1.9 million warrants convertible into common shares of the Corporation were assumed. The fair values of the assumed Qtera stock options and warrants, using the Black-Scholes valuation model were $385 and $78, respectively. These shares, stock options and warrants exclude the common shares that are to be issued to the former holders of assumed stock options and warrants on the achievement of certain business performance objectives. The maximum contingent consideration is approximately $500, payable by the issuance of common shares of the Corporation upon Qtera achieving certain business performance objectives. As at September 30, 2000, approximately $300 of the contingent consideration had been earned by Qtera upon achievement of business performance objectives and has been included in goodwill. The allocation of the purchase price included net tangible assets of $21. The IPR&D assets were charged to earnings in the period and goodwill is being amortized on a straight-line basis over three years.

     (ix) Dimension Enterprises, Inc. ("Dimension") was an engineering and business strategy consulting firm. In connection with the acquisition, Nortel Networks paid approximately $37 in cash for Dimension. The maximum contingent consideration is approximately $34, payable in cash upon Dimension achieving certain business performance objectives by the end of 2002. The allocation of the purchase price included net tangible assets of $7. Goodwill is being amortized on a straight-line basis over four years.

     (x)  Other

          Nortel Dasa

          Effective January 1, 2000, Nortel Networks increased its ownership interest in Nortel Dasa Network Systems GmbH and Co. KG ("Nortel Dasa"), previously a joint venture with DaimlerChrysler Aerospace AG in Germany, from a 50 percent joint control interest to a 58 percent controlling interest.

          MNC

          Effective January 1, 2000, Nortel Networks increased its ownership interest in Matra Nortel Communications SAS ("MNC"), previously a joint venture with Aerospatiale Matra in France, from a 50 percent joint control interest to a 55 percent controlling interest.

The acquisitions of EPiCON and Architel are collectively referred to herein as the "Third Quarter 2000 Acquisitions," the acquisitions of CoreTek, Xros and Photonic are collectively referred to herein as the "Second Quarter 2000 Acquisitions," and the acquisitions of Promatory, Clarify, Qtera, and Dimension are collectively referred to herein as the "First Quarter 2000 Acquisitions." The First Quarter 2000 Acquisitions, the Second Quarter 2000 Acquisitions and the Third Quarter 2000 Acquisitions are collectively referred to herein as the "First, Second and Third Quarter 2000 Acquisitions."


In-process research and development

IPR&D charges represent the value on completion of a business combination of the acquired research and development which was not technologically feasible as of the acquisition date and, other than its intended use, had no alternative future use.

Included in the purchase price allocations for the First, Second and Third Quarter 2000 Acquisitions was an aggregate amount of IPR&D of $1,062. Independent valuations were performed to assess and allocate a value to IPR&D. The value allocated to IPR&D represented the estimated fair value based on risk-adjusted future cash flows generated from the products that would result from each of the in-process projects. Estimated future after-tax cash flows of each project, on a product by product basis, were based on Nortel Networks' estimates of revenues less operating expenses, cash flow adjustments, income taxes, and charges for the use of contributory assets. Future cash flows were also adjusted for the value contributed by any core technology and development efforts that were completed post-acquisition.

Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product's underlying technology, and historical pricing. Estimated operating expenses include cost of goods sold, selling, general and administrative, and research and development ("R&D") expenses. The estimated R&D expenses include costs to maintain the products once they have been introduced into the market and are generating revenues, and costs to complete the IPR&D. Operating expense estimates were consistent with historical margins and expense levels for similar products.

The discount rates used to discount the projected net returns were based on a weighted average cost of capital relative to Nortel Networks and the high technology industry, as well as the product-specific risk associated with the IPR&D projects. Product-specific risk includes the stage of completion of each product, the complexity of the development work completed to date, the likelihood of achieving technological feasibility, and market acceptance.

The forecast data employed in the analyses was based upon both forecast information maintained by the acquired companies and Nortel Networks' estimate of future performance of the business. The inputs used by Nortel Networks in analyzing IPR&D were based upon assumptions that Nortel Networks believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results. While Nortel Networks believes that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

A brief description of the IPR&D projects related to the Third Quarter 2000 Acquisitions is set forth below, including an estimated percentage-of-completion of products within each project at their respective acquisition dates.

EPiCON

ALTIS VERSION 4.X. ALTiS is a software management and deployment platform that can be used by both application service providers and enterprise information technology departments to manage the deployment, installation and management applications and remote applications on remote Windows PCs. Nortel Networks estimated that the project was 45 percent complete at the time of acquisition, that it would require approximately $1.5 to complete the project, and that the completed project would begin to contribute to Nortel Networks' revenues by the end of the first quarter of 2002. A discount rate of 35 percent was employed in the analysis.


Architel

AUTOMATED SERVICE ACTIVATION PROGRAM ("ASAP") VERSION 4.3. ASAP is a software system that allows communication providers to activate services instantly for their customers and quickly realize revenues, while improving customer service and reducing costs. Nortel Networks estimated that ASAP version 4.3 was 78 percent complete at the time of acquisition, and that it would require approximately $0.1 to complete the project. The completed project began to contribute to Nortel Networks' revenues in the third quarter of 2000. A discount rate of 19 percent was employed in the analysis.

OBJECTEL VERSION 2.4. Objectel is a software system that provides accurate inventory management, which enables real-time, flow-through network and service provisioning. Nortel Networks estimated that Objectel version 2.4 was 60 percent complete at the time of acquisition, that it would require approximately $0.4 to complete the project, and that the completed project would begin to contribute to Nortel Networks' revenues by the end of the fourth quarter of 2000. A discount rate of 19 percent was employed in the analysis.

ORDER MANAGEMENT SYSTEM ("OMS") VERSION 1.7. OMS is a software system that reduces service delivery times, operating costs and time to market for new services by automating the network and service provisioning processes. Nortel Networks estimated that OMS version 1.7 was 7 percent complete at the time of acquisition, that it would require approximately $0.5 to complete the project and that the completed project would begin to contribute to Nortel Networks' revenues by the end of the fourth quarter of 2000. A discount rate of 19 percent was employed in the analysis.

The following updates projects that were in-process during the third quarter of 2000 and related to acquisitions completed prior to the third quarter of 2000:


CoreTek

GAIN TILT MONITOR ("GTM"). The GTM is a low-end wavelength monitor solution that provides a measure of relative power accuracy per channel in Dense Wavelength Division Multiplexing systems. The GTM was specifically designed to be used in every long-haul line amplifier. Nortel Networks has revised its original estimate and now expects that the completed project will begin to contribute to Nortel Networks' revenues in the second quarter of 2001.

OPTICAL PERFORMANCE MONITOR ("OPM"). The OPM is a high-end wavelength monitor. The OPM is geared to meet specifications provided by certain key telecommunication service providers. Nortel Networks has revised its original estimate and now expects that the completed project will begin to contribute to Nortel Networks' revenues in the first quarter of 2001.

LASER LOCKER CARD ("LLC"). The LLC is a tunable laser configuration with an optical feedback loop for wavelength locking. The LLC uses a differential etalon approach that outputs a comparative signal into a closed feedback loop for tuning and locking the laser. Nortel Networks estimated that the completed project would begin to contribute to Nortel Networks' revenues by the end of the fourth quarter of 2000.

Xros

X-1000. The X-1000 is an all-optical cross-connect system for fiber-optic networks. Nortel Networks has revised its original estimates and now expects that the completed project will begin to contribute to Nortel Networks' revenues in the second half of 2001.


Promatory

THE INTELLIGENT MULTISERVICE ACCESS SYSTEM ("IMAS") -- THE 5.0 SERIES OF RELEASES. IMAS is a broadband access platform that delivers business and residential-class DSL services and accommodates all varieties of DSL with direct integration into the optical Internet backbone. The initial 5.0 release was completed and began to contribute to Nortel Networks' revenues in the third quarter of 2000.


Clarify

FRONTOFFICE -- RELEASE 9.0. FrontOffice is a fully scalable Customer Relationship Management software product that allows companies to effectively manage all aspects of the customer relationship throughout the customer lifecycle. FrontOffice allows companies to automate and integrate the collection and utilization of customer information obtained from each point of contact, including sales staff, call center representatives, field staff, and technical personnel. FrontOffice - Release 9.0 is intended to provide new eBusiness initiatives that are fully integrated with the existing set of application modules. This project was completed and began to contribute to Nortel Networks' revenues in the second quarter of 2000. A subsequent release is currently in process and on schedule, with the completed project expected to begin to contribute to Nortel Networks' revenues in the fourth quarter of 2000.


Qtera

PHOTONIC NETWORKING SYSTEMS. Photonic Networking Systems are ultra-long-reach optical networking systems. These systems allow for scalable optical Internet capabilities, which enable high performance, rapid wavelength provisioning and restoration, and low cost survivable bandwidth. This project is on schedule and the completed project is expected to contribute to Nortel Networks' revenues by the end of 2000.


Periphonics

VPS/IS VERSION 6.X. The Voice Processing Services Information Server ("VPS/is") is a scalable transaction processing system that can be configured for both small and very large installations. The system allows a caller to access information in an organization's computer database through a touch-tone telephone, speech input or the Internet, and to receive the information from that database in the form of a computer-generated voice response. Version 6.x represents a redesign of the existing VPS/is product, which would include reduced system cost, higher density, more features, greater reliability, and increased scalability. This project was completed in the third quarter of 2000, and is expected to begin to contribute to Nortel Networks' revenues in the fourth quarter of 2000.

In order for Nortel Networks to succeed in the highly competitive and rapidly changing marketplace in which it operates, acquired assets must be integrated quickly into its Unified Networks solutions as enhancements of existing technology or as part of a larger platform. It is Nortel Networks' normal practice to begin the integration of all acquired businesses (including management responsibilities, financial reporting and human resources) immediately following the closing of the transaction. As such, Nortel Networks does not specifically track revenues generated from completed IPR&D projects of acquired businesses subsequent to the closing and integration of acquisitions.

5.   RESEARCH AND DEVELOPMENT

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                     -------------------------------------------
                                       2000        1999        2000        1999
--------------------------------------------------------------------------------
R&D expense                           $1,016      $  767      $2,878      $2,178
R&D costs incurred on
   behalf of others*                      14          45          49          94
--------------------------------------------------------------------------------
Total                                 $1,030      $  812      $2,927      $2,272
================================================================================

     * These costs include R&D charged to customers of Nortel Networks pursuant to contracts that provide for full recovery for the estimated cost of development, material, engineering, installation, and all other attracted costs, which are accounted for as contract costs.


6.   OTHER COSTS

                                      2000

     For the third quarter and first nine months of 2000, Nortel Networks recorded special charges of nil and $195, respectively, relating to restructuring and other charges, and one-time costs totalling nil and $2 for the same periods, respectively. In addition, Nortel Networks recorded stock option compensation of $31 and $98 for the third quarter and first nine months of 2000, respectively, primarily related to the impact of the Arrangement on stock options held by former Nortel Networks employees who had transferred to BCE or a BCE affiliated company. The related charge of $67 for the first six months of 2000 has been reclassified to stock option compensation from special charges to conform to the current period's presentation.


     Special charges

     Restructuring activities involved the continued implementation of Nortel Networks' strategic resource realignment initiative, which was approved and began in the fourth quarter of 1999. An additional restructuring activity involved the termination of employees in MNC, a subsidiary of the Corporation located in France, as a result of technological shifts within the industry.

     Workforce reduction charges of $73 represented the cost of severance and related benefits for the termination of approximately 1,600 employees in the above noted restructuring activities. Workforce reduction costs of approximately $66 were principally related to approximately 1,500 employees, primarily located in North America within SP&C and Enterprise. The remaining $7 of the workforce reduction charge related to approximately 100 employees in MNC within Enterprise.

     A contract settlement charge of $4 reflects costs for computer equipment for the 1,600 employees impacted in the workforce reduction, and penalties for Nortel Networks' withdrawal from certain trade events.

     Other charges primarily represented a reduction of the goodwill related to MNC. Nortel Networks changed its business mandate for MNC from the product focus for which it was acquired, and restructured the business to a focus on distribution channels.

     The provision balance has been drawn down by $147 resulting in a provision balance of $48 as at September 30, 2000. The remaining provision is expected to be substantially drawn down by December 31, 2000.

     One-time costs

     One-time costs of $2 related to inventory provisions associated with restructuring and were recorded in cost of revenues.


                                      1999

     In the year ended December 31, 1999, Nortel Networks recorded special charges aggregating to $160 relating to restructuring costs and one-time costs of $49.


     Special charges

     Restructuring activities involved Nortel Networks' exit of the Satellite and Time Division Multiple Access small switch operations within SP&C, and the Consumer Products and Open Speech operations within Enterprise. The restructuring activities also involved the consolidation of the Broadband Wireless Access operations, as well as the streamlining of SP&C manufacturing operations related to Nortel Networks' operations strategy announced in January 1999.

     Also reflected in the 1999 restructuring costs were charges associated with Nortel Networks' initiative to realign its resource investment into growth areas in response to industry shifts as well as to create efficiencies within Nortel Networks' existing organizations. This initiative impacted various organizations within SP&C and Enterprise, largely within North America, including the Mobility, Marketing and Communications, Global Service, and Portfolio Networks organizations. Nortel Networks also restructured, for purposes of outsourcing, certain of its corporate processes including payroll, accounts payable, training and resourcing functions.

     The provision balance has been drawn down by $129 resulting in a provision balance of $31 as at September 30, 2000. The remaining provision is expected to be substantially drawn down by December 31, 2000.


     One-time costs

     One-time costs included a charge of $16 for the write-off of the remaining book value of redundant raw materials inventory related to the Consumer Products operations and the SP&C operations and were recorded in cost of revenues. One-time costs also included a charge of $33, which was recorded in selling, general and administrative expenses and related to Nortel Networks' coverage of an obligation by a customer to a third party and the settlement of a patent infringement lawsuit.


7.   GAIN ON SALE OF BUSINESSES

     Gain on sale of businesses for the third quarter and first nine months of 2000 totalled nil and $174, respectively, and $110 for each of the third quarter and first nine months of 1999. The gain for the first nine months of 2000, and the third quarter and first nine months of 1999 related to the divestiture of certain manufacturing operations and tangible and intangible assets in connection with Nortel Networks' operations strategy.

8.   OTHER INCOME -- NET

     Other income -- net for the third quarter and first nine months of 2000 totalled $236 and $830, respectively, and for the third quarter and first nine months of 1999 totalled $27 and $103, respectively. Other income - net for the third quarter of 2000 primarily related to a $169 pre-tax ($116 after-tax) gain due to a reduction in Nortel Networks' investment in Entrust Technologies, Inc. ("Entrust Technologies") from 33.5 percent to
     27.0 percent primarily as a result of Entrust Technologies' issuance of common shares in connection with its acquisition of enCommerce, Inc. (the "Entrust Technologies Transaction"). Other income - net for the first nine months of 2000 primarily related to the Entrust Technologies Transaction and a $513 pre-tax ($344 after-tax) gain from the sale by Nortel Networks of a portion of its share ownership in Entrust Technologies in the first quarter of 2000.


9.   INCOME TAXES

     Excluding the impact of after-tax charges of Acquisition Related Costs, stock option compensation and, where applicable, certain of the one-time gains and charges, Nortel Networks' effective income tax rate was 29.9 percent and 32.0 percent for the third quarter and first nine months of 2000, respectively, compared with 34.6 percent for each of the same periods in 1999. The decrease in Nortel Networks' effective tax rate was primarily due to changes in its geographic mix of earnings.

     Global investment tax credits of $52 and $134 for the third quarter and first nine months of 2000, respectively, and $33 and $104 for the third quarter and first nine months of 1999, respectively, have been applied against the income tax provision.


10.  LOSS PER COMMON SHARE

     Basic loss per common share was calculated by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per common share was calculated by dividing net loss applicable to common shares by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the third quarter and first nine months of 2000 and 1999, respectively, the effect of converting options and Old Nortel's redeemable preferred shares was antidilutive.

     The following table details the weighted average number of common shares outstanding for the third quarter and first nine months of 2000 and 1999, respectively:

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                         ---------------------------------------
                                          2000      1999         2000      1999
--------------------------------------------------------------------------------
Weighted average number of common
   shares outstanding (millions)
     -- basic                             2,991     2,718        2,907     2,694
     -- diluted                           3,172     2,820        3,069     2,796

11.  COMPREHENSIVE LOSS

     Comprehensive loss represents the change, during the period, in net assets of Nortel Networks from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss, net of tax, for the third quarter and first nine months of 2000 and 1999, respectively, were as follows:

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
--------------------------------------------------------------------------------
                                         2000       1999       2000       1999
--------------------------------------------------------------------------------
Net loss applicable to common
   shares                              $  (586)   $   (79)   $(2,061)   $  (523)
Other comprehensive income
   (loss):
   Change in foreign currency
     translation adjustment*               (29)       (11)      (150)       (90)
   Change in unrealized gain
     on investments -- net**               (25)        --         14        (10)
--------------------------------------------------------------------------------
Comprehensive loss                     $  (640)   $   (90)   $(2,197)   $  (623)
================================================================================

     * The change in the foreign currency translation adjustment is not adjusted for income taxes as it relates to indefinite investments in non-United States subsidiaries.

     ** Certain securities deemed available-for-sale by Nortel Networks are measured at fair value. Unrealized holding gains and losses related to these securities are excluded from earnings and are included in comprehensive loss until they are realized.


12.  RELATED PARTY TRANSACTIONS

     In the ordinary course of business, Nortel Networks engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel Networks' significant influence and with joint ventures of Nortel Networks. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

     Receivables with related parties included in accounts receivable totalled nil and $318 as at September 30, 2000 and December 31, 1999, respectively. Accounts payable with related parties included in trade and other payables totalled nil and $1 as at September 30, 2000 and December 31, 1999, respectively. Revenue and purchase transactions with related parties for the third quarter and first nine months of 2000 and 1999, respectively, are summarized as follows:

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30,               SEPTEMBER 30,
--------------------------------------------------------------------------------
                                 2000          1999          2000          1999
--------------------------------------------------------------------------------
Revenues                        $   93        $  420        $  603        $1,151
Purchases                       $   99        $   78        $  303        $  138

     Effective May 1, 2000, in conjunction with the Arrangement, BCE's ownership interest was reduced from approximately 36 percent of Old Nortel's common shares immediately prior to the Arrangement to a nominal ownership interest in the Corporation. As a result, BCE and entities that are owned by BCE are no longer considered related parties after the Arrangement.

13.  INVENTORIES

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    2000               1999
--------------------------------------------------------------------------------
Raw materials                                      $   661            $   696
Work in process                                        955                819
Finished goods                                       2,443              1,308
--------------------------------------------------------------------------------
                                                   $ 4,059            $ 2,823
================================================================================


14. CONSOLIDATED STATEMENTS OF CASH FLOWS

    Interest and income taxes paid

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
--------------------------------------------------------------------------------
                                        2000        1999        2000        1999
--------------------------------------------------------------------------------
Interest paid                           $ 28        $ 25        $ 99        $109
Income taxes paid                       $289        $ 77        $732        $349


15.  COMMITMENTS AND CONTINGENCIES

     Contingencies

     On March 4, 1997, Bay Networks announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the "Federal Court") and the California Superior Court, County of Santa Clara (the "California Court") against Bay Networks and ten of Bay Networks' then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of May 1, 1995, through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants' motion to dismiss the case and on September 8, 2000, a notice of appeal was filed by the plaintiffs. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs' motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs' appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs on February 28, 2000 and is under submission.

     In June 1993, certain holders of Old Nortel's securities commenced a class action in the United States District Court for the Southern District of New York alleging that Old Nortel and certain of its officers violated the Securities Exchange Act of 1934 and common law by making material misstatements of, or omitting to state, material facts relating to the business operations and prospects and financial condition of Old Nortel. In January 2000, the court heard arguments on Old Nortel's motion for summary judgment with respect to all claims in the case. On September 28, 2000, the court granted summary judgment and dismissed the consolidated action. Any appeal by the plaintiffs of this decision must be filed with the court on or before November 2, 2000.

     Nortel Networks is also a defendant in various other suits, claims and investigations which arise in the normal course of business.

     Nortel Networks is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of these matters and therefore cannot determine whether these actions will, individually or collectively, have a material adverse effect on the business, results of operations and financial condition of Nortel Networks. The Corporation and any named directors and officers of the Corporation and/or its subsidiaries intend to vigorously defend these actions.

16.  RECENT PRONOUNCEMENTS

     In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to the adoption of its provisions as an accounting change at the time of implementation. Nortel Networks must adopt SAB 101 no later than December 31, 2000, effective as of January 1, 2000. Nortel Networks is currently determining the impact that this statement will have on its business, results of operations and financial condition.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" ("SFAS 138"), which amends certain provisions of SFAS 133 to clarify four areas. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Nortel Networks has appointed a team to implement SFAS 133 on a global basis. This team has been implementing an SFAS 133 compliant risk management information system, globally educating both financial and non-financial personnel, taking an inventory of embedded derivatives and addressing various other SFAS 133 related issues. Nortel Networks will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001, and is currently determining the impact of SFAS 133 on its business, results of operations and financial condition.


17.  SUBSEQUENT EVENTS

     On October 19, 2000, the Corporation acquired Sonoma Systems ("Sonoma"), a developer of high-speed integrated video, data and voice communications delivery simultaneously over a single connection. The acquisition was completed by way of a merger of Sonoma with and into a wholly owned subsidiary of the Corporation. In connection with the acquisition, the Corporation issued approximately 4.8 million common shares and assumed the equivalent of approximately 1.3 million stock options to purchase common shares of the Corporation. Up to an additional $72 will be payable in common shares of the Corporation upon Sonoma achieving certain business performance objectives in the first twelve months after closing. The acquisition will be accounted for using the purchase method.

     On October 18, 2000, Nortel Networks and Antec Corporation ("Antec") announced an agreement to create a new company, Arris, Inc. ("Arris"). Under the terms of the agreement, Nortel Networks will effectively transfer its 81.25 percent ownership interest in Arris Interactive LLC ("Arris Interactive") to Arris in exchange for 33 million common shares of Arris and approximately $325 in cash (which includes the payment of approximately $112 of debt owing by Arris Interactive to Nortel Networks), giving Nortel Networks an approximate 46.5 percent ownership interest in Arris. Antec, which currently owns the remaining 18.75 percent of Arris Interactive, will become a subsidiary of Arris. The current Antec shareholders will receive the remaining approximate 53.5 percent ownership interest in Arris. The transaction is expected to close in the first quarter of 2001.

     On October 5, 2000, the Corporation acquired Alteon WebSystems, Inc. ("Alteon"), a provider of next generation Internet infrastructure solutions. The acquisition was completed by way of a merger of Alteon with and into a wholly owned subsidiary of the Corporation. In connection with the acquisition, the Corporation issued approximately 82.0 million common shares and assumed the equivalent of approximately 29.0 million stock options to purchase common shares of the Corporation. The acquisition will be accounted for using the purchase method.


18.  COMPARATIVE FIGURES

     Certain comparative figures in the consolidated financial statements have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following provides additional analysis as to the operations and current financial position of Nortel Networks (as defined below). This commentary is supplementary to and should be read in conjunction with the Consolidated Financial Statements (unaudited) and notes thereto which begin on page 4 and the audited Consolidated Financial Statements and notes thereto, prepared in accordance with United States generally accepted accounting principles ("GAAP"), and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 for Old Nortel (as defined below) prepared in accordance with United States GAAP and included in the Current Report on Form 8-K of the Corporation (as defined below) dated August 7, 2000 as amended by the Current Report on Form 8-K/A of the Corporation (as defined below) dated August 18, 2000 (collectively referred to herein as the "U.S. GAAP Form 8-K"). The following also contains forward-looking statements and should be read in conjunction with the factors set forth below under "Forward-looking statements."

     Effective May 1, 2000, a newly formed Canadian corporation ("New Nortel"; also referred to herein as the "Corporation") and the corporation previously known as Nortel Networks Corporation ("Old Nortel") participated in a Canadian court-approved plan of arrangement (the "Arrangement") with BCE Inc. ("BCE"). For details, see "Highlights - BCE Plan of Arrangement" below. Except as noted below, Old Nortel's comparative consolidated interim and annual financial statements, and the financial results for the period January 1, 2000 to May 1, 2000, represent the financial position, results of operations and cash flows of New Nortel as if Old Nortel and New Nortel had historically been the same entity. Unless the context indicates otherwise, the Corporation and its subsidiaries are collectively referred to as "Nortel Networks."

     The preferred shares and debt securities of Old Nortel outstanding immediately prior to the Arrangement remain outstanding and continue to be obligations of Old Nortel. As a result, certain of New Nortel's consolidated financial statements items, including comparative figures, have been reclassified to reflect the impact of the Arrangement on New Nortel and the ongoing equity interest of Old Nortel's preferred shareholders. The impact of the Arrangement on the consolidated balance sheets of New Nortel was the reclassification of the outstanding Class A Series 4, 5 and 7 preferred shares of Old Nortel from shareholders' equity to minority interest in subsidiary companies. The impact of the Arrangement on the consolidated statements of operations of New Nortel was the reclassification of the dividends on preferred shares to other income - net to reflect the dividend distribution on the outstanding preferred shares to Old Nortel's preferred shareholders.


HIGHLIGHTS

BCE Plan of Arrangement

     Effective May 1, 2000, New Nortel and Old Nortel participated in the Arrangement with BCE. As a result of the Arrangement: Old Nortel and its subsidiaries became direct and indirect subsidiaries, respectively, of New Nortel; New Nortel assumed the name "Nortel Networks Corporation"; New Nortel's common shares began to trade publicly on the New York and Toronto stock exchanges under the symbol "NT"; Old Nortel was renamed "Nortel Networks Limited"; and 100 percent of Old Nortel's common shares were acquired by New Nortel and ceased to be publicly traded. The preferred shares and debt securities of Old Nortel outstanding immediately prior to the Arrangement remain outstanding and continue to be obligations of Old Nortel.

     As part of the Arrangement, the outstanding common shares of Old Nortel were exchanged for common shares of New Nortel. Immediately prior to the Arrangement, approximately 36 percent of the outstanding common shares of Old Nortel were held by BCE. A substantial portion of the New Nortel common shares issuable in respect of BCE's interest in Old Nortel was, through the Arrangement, indirectly distributed to BCE common shareholders. The aggregate number of New Nortel common shares issued in the Arrangement was the same as the aggregate number of Old Nortel common shares outstanding immediately prior to the Arrangement (excluding the effects of the reservation of certain shares for issuance pursuant to stock option plans). The consolidated assets and liabilities of New Nortel and its subsidiaries immediately after the Arrangement were the same as those of Old Nortel and its subsidiaries immediately prior to the Arrangement (except for differences attributable to the accounting treatment accorded to the outstanding preferred shares of Old Nortel). All of the business and operations conducted by Old Nortel and its subsidiaries prior to the effective date of the Arrangement continued to be conducted by Old Nortel and its subsidiaries as subsidiaries of New Nortel after the Arrangement.

     The following charts illustrate the Nortel Networks corporate structure before and after the Arrangement:



                [Graphic of Nortel Networks corporate structure
                       before and after the Arrangement]



     In addition, as part of the Arrangement, New Nortel implemented a two-for-one stock split with respect to its common shares (the "New Nortel Stock Split"). The record date for determining Old Nortel and BCE shareholders entitled to receive certificates representing New Nortel common shares issuable in the Arrangement, on a post-split basis, was May 5, 2000.

     New Nortel is the successor to Old Nortel for various purposes under the Securities Exchange Act of 1934 (the "Exchange Act"), and has assumed Old Nortel's Commission File Number (1-7260). New Nortel began filing reports under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2000. Old Nortel is also a reporting company under the Exchange Act, and filed a registration statement on Form 10 in order to obtain a new Commission File Number. Old Nortel began filing reports under its new Commission File Number (3-0758) with the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2000.

Acquisitions and dispositions

     In pursuing its vision for eBusiness, the high-performance Internet and Unified Networks (integrated networks blending routing, optical, wireless, wireline, switching, and Internet Protocol ("IP") technologies in a seamless manner), and to strengthen its core business, Nortel Networks completed the following acquisitions in the nine months ended September 30, 2000:

September 5, 2000   Acquisition of EPiCON, Inc. ("EPiCON"), a provider of a
                    software platform that enables application service providers
                    ("ASPs") to deliver and manage applications as services over the Internet.

July 1, 2000        Acquisition of Architel Systems Corporation ("Architel"), a
                    provider of software systems that allow service providers to provide Internet and other next-generation IP services.

June 23, 2000       Acquisition of CoreTek, Inc. ("CoreTek"), a developer of
                    strategic optical components.

June 2, 2000        Acquisition of Xros, Inc. ("Xros"), a developer of second-
                    generation, large-scale, fully photonic switching.

May 12, 2000        Acquisition of Photonic Technologies, Inc. ("Photonic"), a
                    developer of optical component technology for the manipulation and control of the polarization of light.

March 23, 2000      Acquisition of Promatory Communications, Inc. ("Promatory"),
                    a developer of Digital Subscriber Line platforms for high-speed Internet access.

March 16, 2000      Acquisition of Clarify Inc. ("Clarify"), a provider of
                    eBusiness front office solutions.

January 28, 2000    Acquisition of Qtera Corporation ("Qtera"), a producer of
                    ultra-long-reach optical networking systems.

January 24, 2000    Acquisition of Dimension Enterprises, Inc. ("Dimension"),
                    an engineering and business strategy consulting firm.

January 1, 2000     Increase of Nortel Networks' ownership interest in Nortel
                    Dasa Network Systems GmbH and Co. KG ("Nortel Dasa"), previously a joint venture with DaimlerChrysler Aerospace AG in Germany, from a 50 percent joint control interest to a 58 percent controlling interest.

January 1, 2000     Increase of Nortel Networks' ownership interest in Matra
                    Nortel Communications SAS ("MNC"), previously a joint venture with Aerospatiale Matra in France, from a 50 percent joint control interest to a 55 percent controlling interest.

     The acquisitions of EPiCON and Architel are collectively referred to herein as the "Third Quarter 2000 Acquisitions," the acquisitions of CoreTek, Xros and Photonic are collectively referred to herein as the "Second Quarter 2000 Acquisitions" and the acquisitions of Promatory, Clarify, Qtera and Dimension are collectively referred to herein as the "First Quarter 2000 Acquisitions." The First Quarter 2000 Acquisitions, the Second Quarter 2000 Acquisitions and the Third Quarter 2000 Acquisitions are collectively referred to herein as the "First, Second, and Third Quarter 2000 Acquisitions." All acquisitions completed prior to May 1, 2000 were consummated by Old Nortel. Since May 1, 2000, acquisitions involving any share consideration have been consummated by New Nortel, while acquisitions not involving share consideration have continued to be consummated by Old Nortel or its subsidiaries.

In addition, the Corporation announced the following transactions:

o On October 19, 2000, the Corporation acquired Sonoma Systems ("Sonoma"), a developer of high-speed integrated video, data and voice communications delivery simultaneously over a single connection. The acquisition was completed by way of a merger of Sonoma with and into a wholly owned subsidiary of the Corporation. In connection with the acquisition, the Corporation issued approximately 4.8 million common shares and assumed the equivalent of approximately 1.3 million stock options to purchase common shares of the Corporation. Up to an additional $72 million will be payable in common shares of the Corporation upon

     Sonoma achieving certain business performance objectives in the first twelve months after closing. The acquisition will be accounted for using the purchase method.

o On October 18, 2000, Nortel Networks and Antec Corporation ("Antec") announced an agreement to create a new company, Arris, Inc. ("Arris"). Under the terms of the agreement, Nortel Networks will effectively transfer its 81.25 percent ownership interest in Arris Interactive LLC ("Arris Interactive") to Arris in exchange for 33 million common shares of Arris and approximately $325 million in cash, giving Nortel Networks an approximate 46.5 percent ownership interest in Arris. Antec, which currently owns the remaining 18.75 percent of Arris Interactive, will become a subsidiary of Arris. The current Antec shareholders will receive the remaining approximate 53.5 percent ownership interest in Arris. The transaction is expected to close in the first quarter of 2001.

o On October 5, 2000, the Corporation acquired Alteon WebSystems, Inc. ("Alteon"), a provider of next generation Internet infrastructure solutions. The acquisition was completed by way of a merger of Alteon with and into a wholly owned subsidiary of the Corporation. In connection with the acquisition, the Corporation issued approximately 82.0 million common shares and assumed the equivalent of approximately 29.0 million stock options to purchase common shares of the Corporation. The acquisition will be accounted for using the purchase method.


Streamlining of business processes

     On June 3, 2000 and September 1, 2000, Nortel Networks completed the divestiture and outsourcing of specific operations in North America and Europe, and in Turkey, respectively, to Solectron Corporation, an electronics manufacturing services company offering a full range of integrated supply-chain solutions. The conclusion of all of the proposed North American and European transactions represents the fulfillment of substantially all of Nortel Networks' operations strategy, originally announced in January 1999, to simplify and streamline the Corporation's businesses and operations processes to better meet the rapidly changing needs and values of its customers worldwide, and to move from a vertically integrated company to a virtually integrated company.

     On August 2, 2000, Nortel Networks announced an agreement with Computer Sciences Corporation ("CSC") to outsource certain information services ("IS") functions globally. Through this agreement, estimated to cost Nortel Networks $3,000 million over seven years, CSC will directly support the Nortel Networks IS organization by delivering global desktop and help support, computer infrastructure management, legacy application development, and support and data center management to Nortel Networks employees.

     For information regarding Nortel Networks' restructuring activities in the first nine months of 2000, see "Other costs" below. Additional disclosure of the Corporation's restructuring activities is also contained on pages M-19 to M-23 of the U.S. GAAP Form 8-K.


Other

     Nortel Networks continues to focus on ensuring that processes and systems reflect the strategic direction and evolution of certain businesses within the management structure as well as the evolution of certain industry segments in which Nortel Networks operates.


RESULTS OF OPERATIONS

CONSOLIDATED -- Nortel Networks' consolidated results.

SERVICE PROVIDER AND CARRIER SEGMENT ("SP&C") -- Nortel Networks' SP&C operating segment delivers network solutions that are used by telecommunications operating companies and other service providers to interconnect access lines and transmission facilities to provide local or long-distance services, wireless communications systems and products to transport voice, data and video communications between locations within a city or between cities, countries or continents.

ENTERPRISE SEGMENT ("ENTERPRISE") -- Nortel Networks' Enterprise operating segment delivers solutions consisting of eBusiness systems, including call center, voice messaging and interactive response systems; Internet and data networking solutions; Open IP systems; and Enterprise telephony solutions. Enterprise customers include large and small businesses, governments, educational institutions, utilities, and other public and private organizations.

CORPORATE AND OTHER SEGMENT ("OTHER") -- Nortel Networks' non-operating segment represents revenues from business units below the quantitative thresholds, primarily divested businesses. Other also includes corporate services, the organization that manages the centralized internal functions of the Corporation. Costs not charged to the operating segments remain within Other.

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                                 -----------------------------------------------
                                      (MILLIONS OF U.S. DOLLARS, EXCEPT PER
                                                 SHARE AMOUNTS)
--------------------------------------------------------------------------------
                                   2000        1999        2000        1999
--------------------------------------------------------------------------------
Consolidated revenues            $ 7,314     $ 5,147     $21,457     $14,714
SP&C revenues(1)                 $ 6,000     $ 3,885     $17,608     $10,985
Enterprise revenues(1)           $ 1,313     $ 1,241     $ 3,844     $ 3,663

Earnings (loss) before
   income taxes                  $  (361)    $    31     $(1,254)    $  (261)
Net loss applicable to
   common shares                 $  (586)(2) $   (79)(3) $(2,061)(2) $  (523)(3)
Loss per common share(4)         $  (.20)(2) $  (.03)(3) $  (.71)(2) $  (.19)(3)

(1) Revenues by segment have been reclassified to reflect the evolution of certain businesses within the management structure. The primary effect of this reclassification was to move certain businesses among the segments to more closely align the businesses with their primary customers.

(2) Net loss applicable to common shares and loss per common share for the third quarter and first nine months of 2000 included the impact of after-tax charges of "Acquisition Related Costs" (in-process research and development expense and the amortization of acquired technology and goodwill from the August 1998 acquisition of Bay Networks, Inc. ("Bay Networks") and all subsequent acquisitions), stock option compensation from acquisitions and divestitures and, where applicable, certain of the one-time gains and charges. Acquisition Related Costs for the third quarter of 2000 totalled $1,327 million pre-tax ($1,245 million after-tax) primarily associated with the acquisitions of Bay Networks, Xros, Qtera, and Clarify. Acquisition Related Costs for the first nine months of 2000 totalled $4,005 million pre-tax ($3,780 million after-tax) primarily associated with the acquisitions of Bay Networks, Qtera, Xros, and Clarify. Stock option compensation from acquisitions and divestitures for the third quarter of 2000 totalled $31 million pre-tax and after-tax. In addition, the net loss applicable to common shares and loss per common share for the third quarter of 2000 included a $169 million pre-tax ($116 million after-tax) one-time gain due to a reduction in Nortel Networks' investment in Entrust Technologies, Inc. ("Entrust Technologies"), primarily as a result of Entrust Technologies issuance of common shares in connection with its acquisition of enCommerce, Inc. (the "Entrust Technologies Transaction"). One-time charges were nil for the third quarter of 2000. For the first nine months of 2000, the net loss applicable to common shares and loss per common share included one-time gains of $856 million pre-tax ($511 million after-tax) primarily related to a gain from the Entrust Technologies Transaction and the sale by Nortel Networks of a portion of its share ownership in Entrust Technologies. For the first nine months of 2000, the net loss applicable to common shares and loss per common share included total one-time charges of $197 million pre-tax ($176 million after-tax) related to restructuring and $98 million pre-tax and after-tax stock option compensation from acquisitions and divestitures.

(3) Net loss applicable to common shares and loss per common share for the third quarter and the first nine months of 1999 included the impact of after-tax charges of Acquisition Related Costs and one-time gains and charges which totalled $453 million pre-tax ($393 million after-tax) and $1,536 million pre-tax ($1,350 million after-tax), respectively.

(4) References to loss per common share amounts have been restated to reflect the impact of the New Nortel Stock Split on May 5, 2000.


EARNINGS (LOSS) BEFORE INCOME TAXES

     The loss before income taxes for the third quarter of 2000, compared to the earnings for the same period in 1999, was primarily the result of "Acquisition Related Costs" (in-process research and development expense and the amortization of acquired technology and goodwill from the August 1998 acquisition of Bay Networks, Inc. ("Bay

Networks") and all subsequent acquisitions) of $1,327 million pre-tax ($1,245 million after-tax), which was partially offset by revenue growth and higher gross profits. These Acquisition Related Costs related primarily to the acquisitions of Bay Networks, Xros, Qtera, and Clarify. By comparison, the Acquisition Related Costs for the third quarter of 1999 were $460 million pre-tax ($398 million after-tax), primarily related to the August 1998 acquisition of Bay Networks. Acquisition Related Costs are expected to continue to negatively impact Nortel Networks' earnings before income taxes over the next several years. The loss before income taxes for the third quarter of 2000 also included $31 million pre-tax and after-tax stock option compensation and a $169 million pre-tax ($116 million after-tax) one-time gain due to a reduction in Nortel Networks' investment in Entrust Technologies, Inc. ("Entrust Technologies"), primarily as a result of Entrust Technologies issuance of common shares in connection with its acquisition of enCommerce, Inc. (the "Entrust Technologies Transaction"). One-time charges were nil for the third quarter of 2000. Earnings before income taxes for the third quarter of 1999 included a one-time net gain of $110 million pre-tax ($74 million after-tax), related to the divestiture and outsourcing of certain of Nortel Networks' manufacturing and repair operations and assets, which was partially offset by one-time charges of $103 million pre-tax ($69 million after-tax), primarily related to restructuring.

     The loss before income taxes for the first nine months of 2000, compared to the same period in 1999, was primarily the result of Acquisition Related Costs of $4,005 million pre-tax ($3,780 million after-tax), which was partially offset by revenue growth and higher gross profits. These Acquisition Related Costs related primarily to the acquisitions of Bay Networks, Qtera, Xros, and Clarify. By comparison, Acquisition Related Costs for the first nine months of 1999 were $1,538 million pre-tax ($1,350 million after-tax), primarily related to the August 1998 acquisition of Bay Networks. The loss before income taxes for the first nine months of 2000 also included $98 million pre-tax and after-tax stock option compensation and one-time gains of $856 million pre-tax ($511 million after-tax) primarily related to a gain from the Entrust Technologies Transaction and the sale by Nortel Networks of a portion of its share ownership in Entrust Technologies. These one-time gains were partially offset by one-time charges of $197 million pre-tax ($176 million after-tax) related to restructuring. The loss before income taxes for the first nine months of 1999 included one-time gains of $167 million pre-tax ($110 million after-tax), primarily related to the divestiture of certain of Nortel Networks' manufacturing and repair operations and assets. These one-time gains were offset by one-time charges of $165 million pre-tax ($111 million after-tax), primarily related to restructuring activities.

     On a segmented basis, earnings before income taxes from operations for SP&C for the third quarter of 2000 was $780 million, an increase of $340 million over the same period in 1999. Earnings before income taxes from operations for Enterprise for the third quarter of 2000 was $49 million, a decrease of $59 million over the same period in 1999. The loss before income taxes from operations for Other for the third quarter of 2000 was $1 million, compared to a loss before income taxes from operations of $64 million for the same period in 1999. Earnings before income taxes for SP&C for the first nine months of 2000 was $2,368 million, an increase of $1,118 million over the same period in 1999. Earnings before income taxes from operations for Enterprise for the first nine months of 2000 was $57 million, a decrease of $267 million over the same period in 1999. The loss before income taxes from operations for Other for the first nine months of 2000 was $235 million, compared to a loss before income taxes from operations of $299 million for the same period in 1999.


NET LOSS APPLICABLE TO COMMON SHARES

     The net loss applicable to common shares for the third quarter and first nine months of 2000 was $586 million and $2,061 million, respectively, or a loss of $0.20 and $0.71 per common share, respectively, compared to a net loss applicable to common shares for the third quarter and first nine months of 1999 of $79 million and $523 million, respectively, or a loss of $0.03 and $0.19 per common share, respectively, reflecting year-over-year increases in Acquisition Related Costs and stock option compensation for the third quarter and first nine months of 2000 of $878 million and $2,527 million, respectively. Excluding the impact of Acquisition Related Costs, stock option compensation, and one-time gains and charges for the third quarter and first nine months of 2000 the Corporation recorded net earnings applicable to common shares of $574 million and $1,482 million, respectively, or earnings of $0.18 and $0.48 per common share on a diluted basis, respectively, compared to $314 million and $827 million, respectively, or earnings of $0.11 and $0.30 per common share on a diluted basis, respectively, for the third quarter and first nine months of 1999. The increase in this measure of net earnings applicable to common shares for the third quarter and first nine months of 2000, over the same periods in 1999, primarily reflected substantial revenue growth and higher gross profits.


REVENUES BY OPERATING SEGMENT

     The following tables present revenues by segment for the third quarter and first nine months of 2000 and 1999, respectively.

(MILLIONS OF U.S. DOLLARS)       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
                         2000     % OF TOTAL   1999 (1)    % OF TOTAL   % CHANGE
--------------------------------------------------------------------------------
SP&C                    $6,000        82        $3,885         76          54
Enterprise               1,313        18         1,241         24           6
Other                        1        --            21         --         (95)
--------------------------------------------------------------------------------
Total                   $7,314       100        $5,147        100          42
================================================================================

(MILLIONS OF U.S. DOLLARS)        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
                         2000     % OF TOTAL   1999 (1)    % OF TOTAL   % CHANGE
--------------------------------------------------------------------------------

SP&C                    $17,608       82       $10,985        75           60
Enterprise                3,844       18         3,663        25            5
Other                         5       --            66        --          (92)
--------------------------------------------------------------------------------
Total                   $21,457      100       $14,714       100           46
================================================================================

(1) Revenues by segment for the third quarter and first nine months of 1999 have been reclassified to reflect the evolution of certain businesses within the management structure. The primary effect of this reclassification was to move certain businesses among the segments to more closely align the businesses with their primary customers.


     The $2,167 million and $6,743 million, or 42 percent and 46 percent, increases in consolidated revenues in the third quarter and first nine months of 2000, respectively, compared to the same periods in 1999, were attributable to a substantial increase in SP&C revenues and an increase in Enterprise revenues, marginally offset by a sharp decrease in Other revenues. Consolidated revenues increased due to new product introductions and increases in sales volume, marginally offset by price reductions.


SP&C

     SP&C revenue growth of $2,115 million, or 54 percent, in the third quarter of 2000, compared to the same period in 1999, was largely driven by substantial growth in sales of optical networking systems, mobility systems and core switching. Although there was substantial growth in sales of optical networking systems in the third quarter of 2000 over the same period in 1999, the timing of customers' orders were affected by their current inventory levels and deployment schedules and had a negative impact on sales increases reported in the third quarter of 2000. The considerable increase in sales of optical networking systems was driven by substantial growth in the United States, Europe and the Caribbean and Latin America ("CALA"). The substantial increase in mobility systems sales was driven by considerable growth across all regions, particularly in the United States, the Asia Pacific region and CALA. The substantial increase in core switching sales was primarily driven by considerable growth in the United States, Europe and CALA, slightly offset by a significant decline in the Asia Pacific region. In addition, in the third quarter of 2000 high-speed Internet access solutions sales increased considerably compared to the third quarter of 1999. The considerable increase in sales of high-speed Internet access solutions was primarily due to a substantial increase in sales in the Asia Pacific region, Europe and CALA, more than offsetting a modest decline in the United States. Overall, SP&C sales were substantially higher across all regions, particularly in the United States, Europe, the Asia Pacific region, and CALA in the third quarter of 2000 compared to the same period in 1999.

     SP&C revenue growth of $6,623 million, or 60 percent, in the first nine months of 2000, compared to the same period in 1999, was largely driven by substantial growth in sales of optical networking systems, mobility systems and core switching. The considerable increase in sales of optical networking systems was driven by substantial growth across all regions, particularly in the United States, Europe and CALA. The considerable increase in sales of mobility systems was driven by substantial growth in the United States, CALA and Europe. The substantial increase in core switching sales was primarily driven by considerable growth in the United States, Europe, and CALA. Overall, SP&C sales were substantially higher in the United States, Europe and CALA in the first nine months of 2000 compared to the same period in 1999.

     Sales of optical networking systems are expected to exceed $10 billion for the full year 2000. In the past, customer demand for optical networking systems exceeded Nortel Networks' ability to supply these systems within customary delivery periods, creating a backlog of orders for Nortel Networks' optical networking systems. Nortel Networks has been addressing this situation by increasing internal manufacturing capacity and expanding the use of contract manufacturers. On February 14, 2000, the Corporation announced that it would invest an additional $260 million in optical networking and components, in addition to the $400 million investment announced in November 1999, to, among other things, build new facilities in Canada, expand existing facilities in Europe and increase its supply chain and customer service capabilities in the United States. Furthermore, on July 24, 2000, the Corporation announced a $1,900 million investment to, among other things, expand optical production capacity and capability in North America, the United Kingdom and Australia. Nortel Networks is also continuing to work with its suppliers to increase capacity to meet forecasted customer demand. By the end of the second quarter of 2000, the prior backlog for optical networking systems was substantially reduced and delivery periods returned to more traditional levels and remained unchanged at the end of the third quarter of 2000. The timing of customers' orders, which may be impacted by factors such as customers' inventory levels and deployment schedules, may have an adverse effect on the business, results of operations and financial condition of Nortel Networks.

Enterprise

     Enterprise revenue growth of $72 million, or 6 percent, for the third quarter of 2000, compared to the same period in 1999, was primarily due to the consolidation of certain joint venture revenues effective January 1, 2000. In the third quarter of 2000, sales of eBusiness application solutions increased substantially due to the momentum related to the business activities of acquisitions compared to the same period in 1999, and were primarily driven by considerable growth in the United States, Europe and the Asia Pacific region. In the third quarter of 2000, voice and data networking infrastructure solutions sales were essentially flat compared to the same period in 1999, reflecting a significant decline in the United States and lower sales in the Asia Pacific region, offset by a substantial increase in Europe. Overall, Enterprise revenues were considerably higher in Europe due to the joint venture consolidations more than offsetting a small decline in the United States and lower sales in Canada in the third quarter of 2000, compared to the same period in 1999.

     Enterprise revenue growth of $181 million, or 5 percent, for the first nine months of 2000, compared to the same period in 1999, was due to the consolidation of certain joint venture revenues effective January 1, 2000. In the first nine months of 2000, sales of eBusiness application solutions increased substantially, compared to the same period in 1999, primarily driven by considerable growth in the United States, Europe and the Asia Pacific region. In the first nine months of 2000, voice and data networking infrastructure solutions sales decreased slightly, compared to the same period in 1999, primarily due to significant declines in the United States and Canada, and lower sales in the Asia Pacific region, partially offset by substantial growth in Europe. Overall, Enterprise revenues were considerably higher in Europe due to the joint venture consolidations, more than offsetting a slight decline in sales in the United States and lower sales in the Asia Pacific region in the first nine months of 2000 compared to the same period in 1999. Enterprise revenues are expected to continue to grow at a slower rate in 2000 compared to 1999.

Other

     Other revenues decreased substantially in the third quarter and first nine months of 2000, compared to the same period in 1999, primarily as a result of the divestiture of certain investments in 1999.

REVENUES BY GEOGRAPHIC AREAS

(Based on the location of the customer)

(MILLIONS OF U.S. DOLLARS)                                 THREE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------
                                      2000          % OF TOTAL          1999         % OF TOTAL      % CHANGE
-------------------------------------------------------------------------------------------------------------
United States                      $  4,154             57           $  3,168             62            31
Canada                                  398              5                319              6            25
Other Countries                       2,762             38              1,660             32            66
-------------------------------------------------------------------------------------------------------------
Total                              $  7,314            100           $  5,147            100            42
=============================================================================================================





(MILLIONS OF U.S. DOLLARS)                                 NINE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------
                                      2000          % OF TOTAL          1999         % OF TOTAL      % CHANGE
-------------------------------------------------------------------------------------------------------------
United States                      $ 13,009             61           $  8,847             60             47
Canada                                1,144              5              1,059              7              8
Other Countries                       7,304             34              4,808             33             52
-------------------------------------------------------------------------------------------------------------
Total                              $ 21,457            100           $ 14,714            100             46
=============================================================================================================

United States

     The increase of $986 million, or 31 percent, in revenues from the United States in the third quarter of 2000, compared to the same period in 1999, was the result of substantially increased revenues in SP&C, partially offset by a modest decline in sales in Enterprise. The increase in United States revenues in the third quarter of 2000, over the same period in 1999, primarily resulted from substantially higher sales to interexchange carriers ("IXCs") and independent telephone operating carriers ("IOCs"). Considerable growth in sales to purchasers of mobility systems also contributed to the growth in this region.

     The increase of $4,162 million, or 47 percent, in revenues from the United States in the first nine months of 2000, compared to the same period in 1999, was due to a substantial increase in revenues in SP&C, partially offset by a modest decline in sales in Enterprise. The increase in United States revenues in the first nine months of 2000, over the same period in 1999, primarily resulted from substantially higher sales to IXCs, IOCs, regional Bell operating companies, and purchasers of mobility systems.

Canada

     The increase of $79 million, or 25 percent, in revenues in the third quarter of 2000, compared to the same period in 1999, was due to a substantial increase in sales in SP&C, partially offset by lower sales in Enterprise. In addition to substantially higher sales to Canadian customers other than Bell Canada and other related companies of BCE (the "BCE Group"), sales to the BCE Group were significantly higher in the third quarter of 2000, compared to the same period in 1999.

     The increase of $85 million, or 8 percent, in revenues in the first nine months of 2000, compared to the same period in 1999, was primarily due to a significant increase in sales in SP&C, partially offset by a small decline in sales in Enterprise. Substantially higher sales to Canadian customers other than the BCE Group more than offset considerably lower sales to the BCE Group in the first nine months of 2000, compared to the same period in 1999.

Other countries

     Revenues for the third quarter of 2000 from Other Countries (countries outside of the United States and Canada) grew by $1,102 million, or 66 percent, over the same period in 1999. This growth was attributable to substantial increases in sales in Europe, CALA and the Asia Pacific region. The overall growth in revenues for Other Countries in the third quarter of 2000, compared to the same period in 1999, was driven by considerably higher sales in SP&C and substantially higher revenues in Enterprise in Europe due to the joint venture consolidations.

     The increase of $2,496 million, or 52 percent, in revenues in Other Countries for the first nine months of 2000, compared to the same period in 1999, was primarily due to considerable increases in sales in Europe and CALA, and significant growth in the Asia Pacific region. The overall growth in revenues for Other Countries in the first nine months of 2000, compared to the same period in 1999, was driven by considerably higher sales in SP&C and substantially higher revenues in Enterprise in Europe due to the joint venture consolidations.

     See also "Forward-looking statements - International growth and interest rates" and "Forward-looking statements - Foreign exchange" below.

GROSS PROFIT

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
(MILLIONS OF U.S. DOLLARS)                   SEPTEMBER 30,                  SEPTEMBER 30,
------------------------------------------------------------------------------------------------
                                          2000            1999           2000            1999
------------------------------------------------------------------------------------------------
Gross profit                           $  3,218        $  2,162        $  9,158        $  6,313
Gross margin                               44.0%           42.0%           42.7%           42.9%

     The increase in gross profit of $1,056 million, or 49 percent, in the third quarter of 2000, compared to the same period in 1999, was primarily the result of a substantial gross profit increase in SP&C and a significant gross profit increase in Enterprise. Optical networking, mobility systems and core switching largely drove the considerable increase in gross profit in the third quarter of 2000 in SP&C. The significant increase in gross profit in Enterprise was primarily attributed to a substantial increase in gross profit of eBusiness application solutions, partially offset by significantly lower gross profit from sales of voice and data networking infrastructure solutions. Weakening gross margins for the third quarter of 2000 were realized in sales of voice and data networking infrastructure solutions in Enterprise as a result of competitive pricing pressures and less favourable product mix as compared to the same period in 1999. Overall, gross margin increased in the third quarter of 2000 by 2 percentage points over the same period in 1999, primarily reflecting a change in product mix.

     The increase in gross profit of $2,845 million, or 45 percent, in the first nine months of 2000, compared to the same period in 1999, was primarily the result of a substantial gross profit increase in SP&C and essentially flat gross profit in Enterprise. The substantial increase in gross profit in SP&C in the first nine months of 2000 was largely due to optical networking, core switching and mobility systems. The flat gross profit in Enterprise was primarily attributed to a substantial increase in gross profit of eBusiness application solutions, which was largely offset by a significant decline in gross profit from sales of voice and data networking infrastructure solutions. Weakening gross margins for the first nine months of 2000 were realized in sales of voice and data networking infrastructure solutions in Enterprise as a result of competitive pricing pressures and less favourable product mix as compared to the same period in 1999. Overall, gross margin decreased in the first nine months of 2000 by 0.2 percentage points over the same period in 1999, reflecting competitive pricing pressures in certain of the Nortel Networks' products and a change in product mix.

     Although competitive pricing pressures continue, particularly with respect to sales of voice and data networking infrastructure solutions, overall Nortel Networks continues to focus on alleviating the impact of such pricing pressures with manufacturing and other cost-reduction programs and by increasing efficiencies. Gross margin can be negatively affected by changes in the mix of products sold, the introduction of new products and technologies, continued expansion into new high-growth markets, and fluctuations in the availability of, and cost increases for, products manufactured by suppliers in networking solutions offered by Nortel Networks. Given current competitive pricing pressures, increased competition for customers due to new entrants into the markets within which Nortel Networks operates, and changes in the mix of products sold by Nortel Networks, gross margins could be adversely impacted in future periods.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
(MILLIONS OF U.S. DOLLARS)                                     SEPTEMBER 30,                  SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------
                                                           2000             1999            2000            1999
-------------------------------------------------------------------------------------------------------------------
SG&A expense                                             $  1,380          $   952        $  4,053        $  2,789
As a percentage of revenues                                  18.9%            18.5%           18.9%           19.0%


     In the third quarter and first nine months of 2000, SG&A expense increased by $428 million and $1,264 million, respectively, in absolute dollars, and as a percentage of revenues increased by 0.4 percentage points and decreased 0.1 percentage point, respectively, compared to the same periods in 1999. The increased SG&A expense as a percentage of revenues for the third quarter of 2000 primarily reflected a higher percentage of SG&A expense in Enterprise, largely due to acquisitions. The decreased SG&A expense as a percentage of revenues for the first nine months of 2000 primarily reflected the lower percentage of SG&A expense in SP&C, largely as a result of the increased growth in SP&C revenues, more than offsetting the absolute dollar increase in SG&A expense within SP&C. The decreased SG&A expense as a percentage of revenues for the first nine months of 2000 was partially offset by a higher percentage of SG&A expense in Enterprise. In absolute dollars, the increase in SG&A expense in the third quarter and first nine months of 2000 reflected the continued funding of North American and international market investments across SP&C and Enterprise, strategic acquisitions, as well as increased investments supporting Nortel Networks' global growth and to simplify and streamline business processes. Although SG&A expense in absolute dollars is expected to continue to increase in future periods, Nortel Networks intends to focus on reducing SG&A expense as a percentage of revenues.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSE


                                            THREE MONTHS ENDED               NINE MONTHS ENDED
(MILLIONS OF U.S. DOLLARS)                      SEPTEMBER 30,                   SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
                                            2000             1999            2000            1999
----------------------------------------------------------------------------------------------------
R&D expense                               $  1,016          $   767        $  2,878        $  2,178
As a percentage of revenues                   13.9%            14.9%           13.4%           14.8%


     In absolute dollars, R&D expense increased in the third quarter and first nine months of 2000 by $249 million and $700 million, respectively, or 32 percent in both periods, compared to the same periods in 1999. This increased investment in R&D was primarily attributable to new equipment, process development, advanced capabilities, and services for a broad array of applications in SP&C including optical networking, core data networking and other ongoing programs. In Enterprise, investment in R&D was primarily attributable to data networks and IP technologies. R&D expense in absolute dollars is expected to continue to increase. As a percentage of revenues, R&D expense for the third quarter and first nine months of 2000 declined by 1.0 percentage point and 1.4 percentage points, respectively, primarily due to the significant growth in consolidated revenues for the third quarter and first nine months of 2000, compared to the same periods in 1999.


IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D")

     IPR&D charges represent the value on completion of a business combination of the acquired R&D which was not technologically feasible as of the acquisition date and, other than its intended use, had no alternative future use.

     Included in the purchase price allocations for the First, Second and Third Quarter 2000 Acquisitions was an aggregate amount of IPR&D of $1,062 million. Independent valuations were performed to assess and allocate a value to IPR&D. The value allocated to IPR&D represented the estimated fair value based on risk-adjusted future cash flows generated from the products that would result from each of the in-process projects. Estimated future after-tax cash flows of each project, on a product by product basis, were based on Nortel Networks' estimates of revenues less operating expenses, cash flow adjustments, income taxes, and charges for the use of contributory assets. Future cash flows were also adjusted for the value contributed by any core technology and development efforts that were completed post-acquisition.

     Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product's underlying technology, and historical pricing. Estimated operating expenses include cost of goods sold, selling, general and administrative, and research and development ("R&D") expenses. The estimated R&D expenses include costs to maintain the products once they have been introduced into the market and are generating revenues, and costs to complete the IPR&D. Operating expense estimates were consistent with historical margins and expense levels for similar products.

     The discount rates used to discount the projected net returns were based on a weighted average cost of capital relative to Nortel Networks and the high technology industry, as well as the product-specific risk associated with the IPR&D products. Product-specific risk includes the stage of completion of each project, the complexity of the development work completed to date, the likelihood of achieving technological feasibility, and market acceptance.

     The forecast data employed in the analyses was based upon both forecast information maintained by the acquired companies and Nortel Networks' estimate of future performance of the business. The inputs used by Nortel Networks in analyzing IPR&D were based upon assumptions that Nortel Networks believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results. While Nortel Networks believes that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

     A brief description of the IPR&D projects related to the Third Quarter 2000 Acquisitions is set forth below, including an estimated percentage-of-completion of products within each project at their respective acquisition dates.

EPiCON

     ALTIS VERSION 4.X. ALTiS is a software management and deployment platform that can be used by both application service providers and enterprise information technology departments to manage the deployment, installation and management applications and remote applications on remote Windows PCs. Nortel Networks estimated that the project was 45 percent complete at the time of acquisition, that it would require approximately $1.5 million to complete the project, and that the completed project would begin to contribute to Nortel Networks' revenues by the end of the first quarter of 2002. A discount rate of 35 percent was employed in the analysis.

Architel

     AUTOMATED SERVICE ACTIVATION PROGRAM ("ASAP") VERSION 4.3. ASAP is a software system that allows communication providers to activate services instantly for their customers and quickly realize revenues, while improving customer service and reducing costs. Nortel Networks estimated that ASAP version
4.3 was 78 percent complete at the time of acquisition, and that it would require approximately $0.1 million to complete the project. The completed project began to contribute to Nortel Networks' revenues in the third quarter of 2000. A discount rate of 19 percent was employed in the analysis.

     OBJECTEL VERSION 2.4. Objectel is a software system that provides accurate inventory management, which enables real-time, flow-through network and service provisioning. Nortel Networks estimated that Objectel version 2.4 was 60 percent complete at the time of acquisition, that it would require approximately $0.4 million to complete the project, and that the completed project would begin to contribute to Nortel Networks' revenues by the end of the fourth quarter of 2000. A discount rate of 19 percent was employed in the analysis.

     ORDER MANAGEMENT SYSTEM ("OMS") VERSION 1.7. OMS is a software system that reduces service delivery times, operating costs and time to market for new services by automating the network and service provisioning processes. Nortel Networks estimated that OMS version 1.7 was 7 percent complete at the time of acquisition, that it would require approximately $0.5 million to complete the project and that the completed project would begin to contribute to Nortel Networks' revenues by the end of the fourth quarter of 2000. A discount rate of 19 percent was employed in the analysis.

     The following updates projects that were in-process during the third quarter of 2000 and related to acquisitions completed prior to the third quarter of 2000:

CoreTek

     GAIN TILT MONITOR ("GTM"). The GTM is a low-end wavelength monitor solution that provides a measure of relative power accuracy per channel in Dense Wavelength Division Multiplexing systems. The GTM was specifically designed to be used in every long-haul line amplifier. Nortel Networks has revised its original estimate and now expects that the completed project will begin to contribute to Nortel Networks' revenues in the second quarter of 2001.

     OPTICAL PERFORMANCE MONITOR ("OPM"). The OPM is a high-end wavelength monitor. The OPM is geared to meet specifications provided by certain key telecommunication service providers. Nortel Networks has revised its original estimate and now expects that the completed project will begin to contribute to Nortel Networks' revenues in the first quarter of 2001.

     LASER LOCKER CARD ("LLC"). The LLC is a tunable laser configuration with an optical feedback loop for wavelength locking. The LLC uses a differential etalon approach that outputs a comparative signal into a closed feedback loop for tuning and locking the laser. Nortel Networks estimated that the completed project would begin to contribute to Nortel Networks' revenues by the end of the fourth quarter of 2000.

Xros

     X-1000. The X-1000 is an all-optical cross-connect system for fiber-optic networks. Nortel Networks has revised its original estimates and now expects that the completed project will begin to contribute to Nortel Networks' revenues in the second half of 2001.

Promatory

     THE INTELLIGENT MULTISERVICE ACCESS SYSTEM ("IMAS") -- THE 5.0 SERIES OF RELEASES. IMAS is a broadband access platform that delivers business and residential-class DSL services and accommodates all varieties of DSL with direct integration into the optical Internet backbone. The initial 5.0 release was completed and began to contribute to Nortel Networks' revenues in the third quarter of 2000.

Clarify

     FRONTOFFICE -- Release 9.0. FrontOffice is a fully scalable Customer Relationship Management software product that allows companies to effectively manage all aspects of the customer relationship throughout the customer lifecycle. FrontOffice allows companies to automate and integrate the collection and utilization of customer information obtained from each point of contact, including sales staff, call center representatives, field staff, and technical personnel. FrontOffice - Release 9.0 is intended to provide new eBusiness initiatives that are fully integrated with the existing set of application modules. This project was completed and began to contribute to Nortel Networks' revenues in the second quarter of 2000. A subsequent release is currently in process and on schedule, with the completed project expected to begin to contribute to Nortel Networks' revenues in the fourth quarter of 2000.

Qtera

     PHOTONIC NETWORKING SYSTEMS. Photonic Networking Systems are ultra-long-reach optical networking systems. These systems allow for scalable optical Internet capabilities, which enable high performance, rapid wavelength provisioning and restoration, and low cost survivable bandwidth. This project is on schedule and its completion is expected to contribute to Nortel Networks' revenues by the end of 2000.

Periphonics

     VPS/IS VERSION 6.X. The Voice Processing Services Information Server ("VPS/is") is a scalable transaction processing system that can be configured for both small and very large installations. The system allows a caller to access information in an organization's computer database through a touch-tone telephone, speech input or the Internet, and to receive the information from that database in the form of a computer-generated voice response. Version 6.x represents a redesign of the existing VPS/is product, which would include reduced system cost, higher density, more features, greater reliability, and increased scalability. This project was completed in the third quarter of 2000, and is expected to begin to contribute to Nortel Networks' revenues in the fourth quarter of 2000.

     In order for Nortel Networks to succeed in the highly competitive and rapidly changing marketplace in which it operates, acquired assets must be integrated quickly into its Unified Networks solutions as enhancements of existing technology or as part of a larger platform. It is Nortel Networks' normal practice to begin the integration of all acquired businesses (including management responsibilities, financial reporting and human resources) immediately following the closing of the transaction. As such, Nortel Networks does not specifically track revenues generated from completed IPR&D projects of acquired businesses subsequent to the closing and integration of acquisitions.

AMORTIZATION OF INTANGIBLES


                                         THREE MONTHS ENDED              NINE MONTHS ENDED
(MILLIONS OF U.S. DOLLARS)                  SEPTEMBER 30,                  SEPTEMBER 30,
                                      -------------------------        -----------------------
                                        2000              1999           2000           1999
                                      --------          -------        --------        -------
Acquired technology                   $    222          $   171        $   612         $   513
Goodwill                              $  1,089          $   306        $  2,378        $   893


     The amortization of acquired technology for the third quarter and first nine months of 2000 primarily related to the acquisition of Bay Networks. As at September 30, 2000, the capitalized amount of acquired technology was $1,034 million.

     The amortization of goodwill for the third quarter and first nine months of 2000 primarily reflects charges related to the acquisitions of Bay Networks, Qtera, Xros, and Clarify. As at September 30, 2000, the capitalized amount of goodwill was $12,045 million.

OTHER COSTS

                                      2000

     For the third quarter and first nine months of 2000, Nortel Networks recorded special charges of nil and $195 million, respectively, relating to restructuring and other charges, and one-time costs totalling nil and $2 million for the same periods, respectively. In addition, Nortel Networks recorded stock option compensation of $31 million and $98 million for the third quarter and first nine months of 2000, respectively, primarily related to the impact of the Arrangement on stock options held by former Nortel Networks employees who had transferred to BCE or a BCE affiliated company. The related charge of $67 million for the first six months of 2000 has been reclassified to stock option compensation from special charges to conform to the current period's presentation.

Special charges

     Restructuring activities involved the continued implementation of Nortel Networks' strategic resource realignment initiative, which was approved and began in the fourth quarter of 1999. An additional restructuring activity involved the termination of employees in MNC, a subsidiary of the Corporation located in France, as a result of technological shifts within the industry.

     Workforce reduction charges of $73 million represented the cost of severance and related benefits for the termination of approximately 1,600 employees in the above noted restructuring activities. Workforce reduction costs of approximately $66 million were principally related to approximately 1,500 employees, primarily located in North America within SP&C and Enterprise. The remaining $7 million of the workforce reduction charge related to approximately 100 employees in MNC within Enterprise.

     A contract settlement charge of $4 million reflects costs for computer equipment for the 1,600 employees impacted in the workforce reduction, and penalties for Nortel Networks' withdrawal from certain trade events.

     Other charges primarily represented a reduction of the goodwill related to MNC. Nortel Networks changed its business mandate for MNC from the product focus for which it was acquired, and restructured the business to a focus on distribution channels.

     The provision balance has been drawn down by $147 million resulting in a provision balance of $48 million as at September 30, 2000. The remaining provision is expected to be substantially drawn down by December 31, 2000.

One-time costs

     One-time costs of $2 million related to inventory provisions associated with restructuring and were recorded in cost of revenues.

                                      1999

     In the year ended December 31, 1999, Nortel Networks recorded special charges aggregating to $160 million relating to restructuring costs and one-time costs of $49 million.

Special charges

     Restructuring activities involved Nortel Networks' exit of the Satellite and Time Division Multiple Access small switch operations within SP&C, and the Consumer Products and Open Speech operations within Enterprise. The restructuring activities also involved the consolidation of the Broadband Wireless Access operations, as well as the streamlining of SP&C manufacturing operations related to Nortel Networks' operations strategy announced in January 1999.

     Also reflected in the 1999 restructuring costs were charges associated with Nortel Networks' initiative to realign its resource investment into growth areas in response to industry shifts as well as to create efficiencies within Nortel Networks' existing organizations. This initiative impacted various organizations within SP&C and Enterprise, largely within North America, including the Mobility, Marketing and Communications, Global Service, and Portfolio Networks organizations. Nortel Networks also restructured, for purposes of outsourcing, certain of its corporate processes including payroll, accounts payable, training and resourcing functions.

     The provision balance has been drawn down by $129 million resulting in a provision balance of $31 million as at September 30, 2000. The remaining provision is expected to be substantially drawn down by December 31, 2000.

One-time costs

     One-time costs included a charge of $16 million for the write-off of the remaining book value of redundant raw materials inventory related to the Consumer Products operations and the SP&C operations and were recorded in cost of revenues. One-time costs also included a charge of $33 million, which was recorded in selling, general and administrative expenses and related to Nortel Networks' coverage of an obligation by a customer to a third party and the settlement of a patent infringement lawsuit.

EQUITY IN NET EARNINGS (LOSS) OF ASSOCIATED COMPANIES, OTHER INCOME - NET, AND INTEREST EXPENSE


                                              THREE MONTHS ENDED              NINE MONTHS ENDED
(MILLIONS OF U.S. DOLLARS)                      SEPTEMBER 30,                   SEPTEMBER 30,
--------------------------------------------------------------------------------------------------
                                              2000           1999            2000            1999
--------------------------------------------------------------------------------------------------
Equity in net earnings (loss) of
  associated companies                      $   (16)        $   29          $   (22)       $     -
Other income - net                              236             27              830            103
--------------------------------------------------------------------------------------------------
                                            $   220         $   56          $   808        $   103
==================================================================================================
Interest expense                            $    39         $   38          $   118        $   114
==================================================================================================

     The overall increase in equity in net earnings (loss) of associated companies, and other income - net, for the third quarter of 2000, compared to the same period in 1999, was primarily related to a $169 million pre-tax ($116 million after-tax) gain due to a reduction in Nortel Networks' investment in Entrust Technologies from 33.5 percent to 27.0 percent primarily as a result of the Entrust Technologies Transaction. The overall increase in equity in net earnings (loss) of associated companies, and other income - net for the first nine months of 2000 compared to the same period in 1999, was primarily a result of the Entrust Technologies Transaction and a $513 million pre-tax ($344 million after-tax) gain from the sale by Nortel Networks of a portion of its share ownership in Entrust Technologies.

Foreign Exchange Risk

     Nortel Networks continues to expand its business globally and, as such, an increasing proportion of its business will be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have an impact on Nortel Networks' business and financial results. Nortel Networks endeavors to minimize the impact of such currency fluctuations through its ongoing commercial practices and by attempting to hedge its exposures to major currencies. In attempting to manage this foreign exchange risk, Nortel Networks identifies operations and transactions that may have foreign exchange exposure based upon, among other factors, the excess or deficiency of foreign currency receipts over foreign currency expenditures in each of Nortel Networks' significant foreign currencies. Nortel Networks' significant currency flows for the third quarter and first nine months of 2000 were in United States dollars, Canadian dollars, United Kingdom pounds, and the Euro. For the third quarter and first nine months of 2000, the net impact of foreign exchange fluctuations was a gain of $16 million and $6 million, respectively, as compared to nil and a loss of $62 million for the same periods in 1999. Given the devaluation of the Euro, and Nortel Networks' exposure to other international markets, Nortel Networks continuously monitors all of its foreign currency exposures. Nortel Networks cannot predict whether it will incur foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

INCOME TAXES

                                     THREE MONTHS ENDED            NINE MONTHS ENDED
(MILLIONS OF U.S. DOLLARS)              SEPTEMBER 30,                 SEPTEMBER 30,
-----------------------------------------------------------------------------------------
                                    2000            1999           2000            1999
-----------------------------------------------------------------------------------------
Income taxes                      $   225         $   110        $   807         $   262
Effective tax rate (1)               29.9%           34.6%          32.0%           34.6%

(1) Excludes the impact of after-tax charges of Acquisition Related Costs, stock option compensation from acquisitions/divestitures and, where applicable, certain of the one-time gains and charges.

     Nortel Networks' effective income tax rate was 29.9 percent and 32.0 percent for the third quarter and first nine months of 2000, respectively, compared with 34.6 percent for each of the same periods in 1999. The decrease in Nortel Networks' effective tax rate was primarily due to the change in Nortel Networks' geographic earnings mix. Nortel Networks' earnings are subject to different effective tax rates in each of the countries in which it operates. A decrease in Nortel Networks' effective tax rate can result when the proportion of revenues earned in low tax rate countries increases over the prior year.

LIQUIDITY AND CAPITAL RESOURCES


(MILLIONS OF U.S. DOLLARS)                                     NINE MONTHS ENDED SEPTEMBER 30,

--------------------------------------------------------------------------------------------------
                                                                                       CHANGE FROM
                                                             2000            1999          1999
--------------------------------------------------------------------------------------------------
Cash flows (used in) operating activities                  $  (921)       $   (257)       $   (664)
Cash flows from (used in) investing activities             $   263        $   (943)       $  1,206
Cash flows from financing activities                       $   298        $    156        $    142

     Cash and cash equivalents ("cash") at September 30, 2000 of $1,758 million decreased by $395 million from $2,153 million at December 31, 1999, primarily as a result of cash flows used in operating activities.

     Cash flows used in operating activities for the first nine months of 2000 were $921 million, compared to $257 million during the same period in 1999. The increase in use of cash flows for the first nine months of 2000 compared to the first nine months of 1999 was primarily due to the net change in non-cash operating assets and liabilities, partially offset by an increase in net earnings, adjusted for non-cash items. The net change in non-cash operating assets and liabilities was primarily due to decreases in accounts payable and accrued liabilities, and an increase in inventories. The increase in inventory was primarily due to measures taken to address the increased demand for optical networking and mobility systems.

     Cash flows generated from investing activities for the first nine months of 2000 were $263 million, compared to $943 million used in investing activities in the same period in 1999. The net change in cash flows was primarily due to an increase in proceeds on sale of businesses and investments and a decrease in cash used in the acquisition of investments and businesses - net of cash acquired, partially offset by increased expenditures for plant and equipment. Cash from proceeds on sale of businesses and investments was $1,735 million for the first nine months of 2000, compared to $532 million during the same period in 1999, and primarily related to a sale by Nortel Networks of a portion of its share ownership in Entrust Technologies for aggregate proceeds of $527 million and the divestiture of certain manufacturing operations and assets for aggregate proceeds of $929 million. Cash used in acquisitions of investments and businesses - net of cash acquired was $297 million for the first nine months of 2000, compared to $722 million during the same period in 1999. Cash flows used in the first nine months of 1999 primarily related to Nortel Networks purchase of approximately $400 million of 12 percent Series A senior debentures from VoiceStream Wireless Corporation, and the purchase of approximately $103 million of 6.5 percent convertible unsecured subordinated debentures issued by a subsidiary of BCE. Expenditures for plant and equipment were $1,160 million for the first nine months of 2000, compared to $543 million during the same period in 1999. This increase in cash flows used in plant and equipment expenditures largely reflected capital investments to increase production capacity for optical networking systems and components.

     Cash flows from financing activities for the nine months ended September 30, 2000 were $298 million, compared to $156 million during the same period in 1999. The increase in cash flows was primarily due to a net increase in notes payable and lower levels of long-term debt repayment.

     The total debt to total capitalization ratio was 7 percent at September 30, 2000, compared to 10 percent at December 31, 1999 and 10 percent at September 30, 1999. The decrease in the total debt to total capitalization ratio at September 30, 2000, compared to September 30, 1999, was primarily due to the issuance of common shares in connection with acquisitions and the exercise of stock options.

     Old Nortel and Nortel Networks Capital Corporation ("NNCC"), an indirect wholly owned subsidiary of the Corporation, have the ability to offer from time to time up to an aggregate of $700 million of debt securities and warrants to purchase debt securities, to be offered by (i) Old Nortel or (ii) NNCC and guaranteed by Old Nortel, pursuant to a shelf registration statement filed with the United States Securities and Exchange Commission. Old Nortel has also filed in each of the provinces of Canada a short form prospectus under the Canadian shelf prospectus program qualifying Old Nortel to issue up to C$500 million of debt securities and warrants to purchase debt securities of Old Nortel. This program will expire on February 23, 2002. On April 12, 2000, Nortel Networks entered into new 364-day syndicated credit agreements, which permit borrowings in an aggregate amount not to exceed $1,250 million, and new five-year syndicated credit agreements, which permit borrowings in an aggregate amount not to exceed $750 million. The entire amount of all of these committed facilities remains available. Nortel Networks expects to meet its cash requirements from operations and conventional sources of external financing.

     The competitive environment requires Nortel Networks and many of its principal competitors to provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of Nortel Networks products and services, as well as funding for certain non-product and service costs associated with network installation and integration of Nortel Networks products and services, working capital purposes and equity financing. While Nortel Networks has generally been able to place a large portion of its customer financings with third-party lenders, the Corporation anticipates that, due to the amount of financing it expects to provide and the higher risks typically associated with such financings (particularly when provided to start-up operations such as local exchange carriers, to customers in developing countries or to customers in specific financing-intensive areas of the industry such as third generation wireless ("3-G wireless") operators which are in their early stages of development), the amount of such financings required to be supported directly by Nortel Networks for at least the initial portion of their term is expected to continue to increase significantly in the future. At September 30, 2000, Nortel Networks had entered into certain financing agreements for which the remaining future provision of unfunded customer financing was up to approximately $3,100 million, not all of which is expected to be drawn upon. Nortel Networks expects to continue to arrange for third-party lenders to assume customer financing obligations agreed to by Nortel Networks and to fund other customer financings directly supported by Nortel Networks from working capital and conventional sources of external financing in the normal course. Due to recent economic uncertainty in various countries and reduced demand for customer financings in capital and bank markets, Nortel Networks may be required to continue to hold certain customer financing obligations for longer periods prior to placement with third-party lenders. Should customers fail to meet their obligations, losses could be incurred and such losses may have a material adverse effect on the business, results of operations and financial condition of Nortel Networks. Nortel Networks has various programs in place to monitor and mitigate customer credit risk; however, there can be no assurance that such measures will reduce Nortel Networks' exposure to its customers' credit risk.

     Nortel Networks has entered into supply contracts with customers for products and services involving new technologies currently being developed or which have not yet been commercially deployed by Nortel Networks or require Nortel Networks to build and operate networks on a turnkey basis. These supply contracts may contain delivery and installation timetables and performance criteria which, if not met, could result in the payment of substantial penalties or liquidated damages by Nortel Networks, the termination of the related supply contract, and/or the reduction of shared revenues under a turnkey arrangement, and could have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.


LEGAL PROCEEDINGS

     On March 4, 1997, Bay Networks announced that shareholders had filed two separate lawsuits against Bay Networks and ten of Bay Networks' current and former officers and directors. Both lawsuits purported to seek damages on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of May 1, 1995 through October 14, 1996. One lawsuit was filed in the United States District Court for the Northern District of California (the "Federal Court") and alleges violations of the federal securities laws. In September 1998, the Federal Court dismissed the plaintiffs' complaint in this action, granting leave for the plaintiffs to amend the complaint. In November 1998, the Federal Court ordered a stay of the proceedings until a decision regarding pleading standards in securities litigation was rendered by the United States Ninth Circuit Court of Appeal in an unrelated case involving Silicon Graphics, Inc. This decision was rendered on July 2, 1999 favorable to the defense and the plaintiffs filed a Third Amended Complaint in December 1999. On August 17, 2000, the defendants' Motion to Dismiss was granted and on September 8, 2000, a notice of appeal was filed by the plaintiffs. The other lawsuit announced on March 4, 1997 was filed in the California Superior Court, County of Santa Clara (the "California Court"), and alleges violations of the California Corporations Code. On April 18, 1997, a shareholder (represented by some of the same plaintiffs' law firms as in the aforementioned cases) filed a second lawsuit in the California Court, alleging violations of the federal securities laws and California Corporations Code by Bay Networks and nine of its current and former officers and directors. This second action before the California Court purported to seek damages on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. In April 1998, the California Court granted the plaintiffs' motion to consolidate both actions before the California Court (the "Consolidated California Action"), but denied the plaintiffs' motion for class certification. The plaintiffs in the Consolidated California Action have appealed this decision. Oral arguments in this appeal were heard in November 1999. On January 19, 2000, the California Court of Appeal affirmed the order denying the class certification. A petition for review was filed with the California Supreme Court by the plaintiffs on February 28, 2000 and is under submission. A new group of putative plaintiffs, who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court on February 22, 2000 seeking to become the representatives of a class of shareholders. This motion is stayed pending determination of a request for reassignment of the judge who will decide the motion for intervention.

     In June 1993, certain holders of Old Nortel's securities commenced three class actions in the United States District Court for the Southern District of New York alleging that Old Nortel and certain of its officers violated the Securities Exchange Act of 1934 and common law by making material misstatements of, or omitting to state, material facts relating to the business operations and prospects and financial condition of Old Nortel. Compensatory and punitive damages were sought in each of the class actions. All three actions were subsequently consolidated and the plaintiffs were permitted to file a Second Consolidated Amended Complaint after the first Consolidated Amended Complaint had been dismissed without prejudice. A defense motion challenging the sufficiency of the Second Consolidated Amended Complaint was denied in part and granted in part on August 19, 1994. An Answer to this Complaint was filed on September 22, 1994. On February 24, 1995, the consolidated action was certified as a class action and on April 10, 1996, a Stipulation and Order of Dismissal was granted permitting one of the named officers to be dismissed from the suit. On May 2, 1996, the plaintiffs filed a motion to file a Third Consolidated Amended Complaint. A defense motion challenging the sufficiency of the Third Consolidated Amended Complaint was denied in part and granted in part on March 24, 1999. On August 18, 1999, Old Nortel moved for summary judgment with respect to all claims in the case. On September 28, 2000, the District Court granted summary judgment and dismissed the consolidated actions. Any appeal of the District Court's opinion must be filed with the court on or before November 2, 2000.

     Nortel Networks is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of these matters and therefore cannot determine whether these actions will, individually or collectively, have a material adverse effect on the business, results of operations and financial condition of Nortel Networks. The Corporation and any named directors and officers of the Corporation and/or its subsidiaries intend to vigorously defend these actions.

     Additional disclosure of legal proceedings is contained on pages M-28 to M-30 of the U.S. GAAP Form 8-K.

ENVIRONMENTAL MATTERS

     Nortel Networks, primarily as a result of its manufacturing and research operations, is subject to a wide range of environmental protection laws and regulations in various jurisdictions around the world, and is exposed to liabilities and compliance costs arising from past and current generation, management and disposal of hazardous substances and wastes.

     Nortel Networks has remedial activities under way at six of its facilities and five previously occupied sites. An estimate of Nortel Networks' anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in the Corporation's environmental accruals in an approximate amount of $29 million.

     Additional disclosure of environmental matters is contained on pages F-35 to F-36 of the U.S. GAAP Form 8-K.

PENSIONS

     Nortel Networks has non-contributory defined benefit pension plans covering substantially all of its employees, the majority of whom are in Canada and the United States. Pension benefits are based on length of service and rates of compensation. In determining its pension obligations and expense, Nortel Networks' weighted average discount rate used for 1999 pension calculations was 6.8 percent, which reflects the impact of economies with lower long-term discount rates than would typically be found in the United States.

YEAR 2000 COMPLIANCE

     Nortel Networks' information technology systems, facilities and production infrastructure did not experience any material adverse impacts in the first nine months of 2000 as a result of the Year 2000 date transition. Similarly, no material Year 2000 impacts were reported in the first nine months of 2000 with respect to Nortel Networks' products that were classified as Year 2000 ready. In addition, Nortel Networks experienced no material supply chain problems in the first nine months of 2000 related to the date transition.

     Additional disclosure of the Year 2000 date transition is contained on pages M-31 to M-32 of the U.S. GAAP Form 8-K.

FORWARD-LOOKING STATEMENTS

     Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as "could," "expects," "may," "anticipates," "believes," "intends," "estimates," "plans," and similar expressions, constitute forward-looking statements with respect to the financial condition, results of operations and business of Nortel Networks, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which Nortel Networks operates and management's beliefs and assumptions regarding these markets. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Nortel Networks. This information and such statements are subject to important risks, uncertainties and assumptions which are difficult to predict. The results or events predicted in these statements may differ materially from actual results or events. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to the factors set forth below. Nortel Networks disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     ACQUISITIONS, RAPID TECHNOLOGICAL CHANGE AND VOICE AND DATA CONVERGENCE. Nortel Networks expects that data communications traffic will grow substantially in the future compared to the modest growth expected for voice traffic. The growth of data traffic and the use of the Internet are expected to have a significant impact on traditional voice networks and create market discontinuities which will drive the convergence of data and telephony and give rise to the demand for IP-optimized networking solutions. Many of Nortel Networks' traditional customers have already begun to invest in data networking. Given the dynamic and evolving nature of the communications business and the technology involved, there can be no assurance as to the rate of such convergence. Consequently, there is no assurance that the market discontinuities and the resulting demand for IP-optimized networking solutions will continue to develop. Certain events (including the evolution of other technologies) may occur which would increase the demand for products based on other technologies and reduce the demand for IP-optimized networking solutions. A lack of demand for IP-optimized networking solutions in the future could have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

     In order to position Nortel Networks to take advantage of the anticipated growth in demand for IP-optimized networking solutions, Nortel Networks has made, and may continue to make, strategic acquisitions which involve significant risks and uncertainties. These risks and uncertainties include the risk that the industry does not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in the industry, the difficulty in integrating new businesses and operations in an efficient and effective manner, the risks of customers of Nortel Networks or the acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition on Nortel Networks' future product strategy, the potential loss of key employees of the acquired businesses, the risk of diverting the attention of senior management from the operation of the business, and the risks of entering new markets in which Nortel Networks has limited experience. The inability to successfully integrate significant acquisitions made by Nortel Networks could have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

     The markets for Nortel Networks' products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and short product life cycles. Nortel Networks' success is expected to depend, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions and 3-G wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The success of new or enhanced products, including IP-optimized networking solutions and 3-G wireless networks, is dependent on a number of other factors including the timely introduction of such products, market acceptance of new technologies and industry standards, and the pricing and marketing of such products. An unanticipated change in one or more of the technologies affecting telecommunications and data networking, or in market demand for products based on a specific technology, particularly lower than anticipated demand for IP-optimized networking solutions, could have a material adverse effect on the business, results of operations and financial condition of the Corporation if it fails to respond in a timely and effective manner to such changes.

     COMPETITION. Nortel Networks' principal competitors are large telecommunications equipment suppliers, such as Alcatel, Lucent Technologies Inc., Siemens AG, and Telefonaktiebolaget LM Ericsson, and data networking companies such as Cisco Systems, Inc. and 3Com Corporation. Since some of the markets in which Nortel Networks competes are characterized by rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller niche market companies and start-up ventures may become principal competitors in the future. One way to maximize market growth, enhance existing products and introduce new products is through acquisitions of companies, where advisable. These acquisitions may have the effect of inducing certain of Nortel Networks' other competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, thereby creating even more powerful or aggressive competitors.

     Nortel Networks expects that it will face additional competition from existing competitors and from a number of companies that have entered or may enter Nortel Networks' existing and future markets. Some of Nortel Networks' current and potential competitors have greater financial (which includes the ability to provide customer financing in connection with the sale of its products), marketing and technical resources. Many of Nortel Networks' current and potential competitors have also established relationships with Nortel Networks' current and potential customers. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

     INTERNATIONAL GROWTH AND INTEREST RATES. Nortel Networks intends to continue to pursue growth opportunities in international markets. In many international markets, long-standing relationships between Nortel Networks' potential customers and their local providers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such international growth opportunities may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in the opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, restrictions on repatriation of cash, nationalization of local industry, social and political risks, taxation, and other factors, depending on the country in which such opportunity arises. Difficulties in foreign financial markets and economies, and of foreign financial institutions, could adversely affect demand from customers in the affected countries. As a result of these risks, it is uncertain whether the recent economic recoveries in certain foreign countries, such as countries in CALA, and the Asia Pacific region will continue.

     FOREIGN EXCHANGE. As Nortel Networks continues to expand its business globally, an increasing proportion of its business may be denominated in currencies other than United States dollars. As a result, Nortel Networks could experience increased exposure to fluctuations in foreign currencies that may have an impact on the Corporation's business and financial results. Nortel Networks' primary exposures are related to United States dollars, Canadian dollars, United Kingdom pounds, and the Euro. These exposures may change over time as Nortel Networks changes the geographic mix of its global business and as its business practices evolve.

     Nortel Networks endeavors to minimize the impact of currency fluctuations through its ongoing commercial practices and by attempting to hedge its exposures to major currencies. In attempting to manage its foreign exchange risk, Nortel Networks identifies operations and transactions that may have foreign exchange exposure, based upon, among other factors, the excess or deficiency of foreign currency receipts over foreign currency expenditures in each of Nortel Networks' significant foreign currencies. Given the increasing use of the Euro as a common currency for members of the European Union and its devaluation, and Nortel Networks' exposure to other international markets, Nortel Networks continuously monitors all of its foreign currency exposures. The Corporation cannot predict whether foreign exchange losses will be incurred in the future, and significant foreign exchange fluctuations may have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

     FLUCTUATIONS IN OPERATING RESULTS, GENERAL INDUSTRY, MARKET CONDITIONS AND GROWTH RATES. The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Nortel Networks' future operating results may be affected by various trends and factors which must be managed in order to achieve favorable operating results. Nortel Networks' operating results have historically been and are expected to continue to be subject to quarterly fluctuations as a result of a number of factors. These factors include: the impact of acquired businesses and technologies, the introduction and market acceptance of new technologies and integrated networking solutions, variations in the mix of products sold, and the timing of customer orders and manufacturing capacity and lead times. In addition, there are trends and factors beyond Nortel Networks' control, which may affect its operations. Such potential trends and factors include: adverse changes in the conditions in the specific markets for Nortel Networks' products; capital expenditures by Nortel Networks' customers generally; the conditions in the broader market for communications, including data networking, computerized information access equipment and services, and the conditions in the domestic or global economy generally; governmental regulation or intervention affecting communications or data networking; and other factors. Any of the above factors could have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

     Nortel Networks participates in a highly volatile and rapidly growing industry that is characterized by vigorous competition for market share and rapid technological development carried out amidst uncertainty over adoption of industry standards and protection of intellectual property rights. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized computer systems and communications companies, which, in turn, could have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

     YEAR 2000 COMPLIANCE. Nortel Networks' information technology systems, facilities and production infrastructure have not experienced any material adverse impacts as a result of the Year 2000 date transition. Similarly, there has been no material Year 2000 impacts reported with respect to Nortel Networks' products that were classified as Year 2000 ready. In addition, Nortel Networks experienced no material supply chain problems related to the transition date.

     CONSOLIDATIONS IN TELECOMMUNICATIONS INDUSTRY. The telecommunications industry has experienced the consolidation of industry participants and this trend is expected to continue. Nortel Networks and one or more of its competitors may each supply products to the corporations that have merged or will merge. This consolidation could result in delays in purchasing decisions by the merged corporations and/or Nortel Networks playing a lesser role in the supply of communications products to the merged corporations, and could have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

     UNCERTAINTIES OF THE INTERNET. There are currently few laws or regulations that apply directly to access or commerce on the Internet. Nortel Networks could be materially adversely affected by regulation in any country where it operates relating to such technology as voice over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunications industry. The adoption of such measures could decrease demand for Nortel Networks' products and at the same time increase the cost of selling such products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

     STOCK PRICE VOLATILITY. The common shares of the Corporation have experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between the Corporation's actual or anticipated financial results and the published expectations of analysts and as a result of announcements by the Corporation and its competitors. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. In addition, a major adjustment in the capital markets may adversely impact Nortel Networks' ability to proceed with future acquisitions. These factors, as well as general economic and political conditions, may have a material adverse effect the market price of the Corporation's common shares.

     EMPLOYEES. Competition for technical personnel in the high-technology industry is intense. Nortel Networks believes that its future success depends in part on its continued ability to hire, assimilate and retain qualified personnel particularly in high growth segments such as optical networking. To date, Nortel Networks believes that it has been successful in recruiting and retaining qualified employees, but there is no assurance that it will continue to be successful in the future.

     INCREASE IN CUSTOMER FINANCING, CUSTOMER CREDIT RISK, AND COMMITMENTS. The competitive environment in which Nortel Networks operates requires Nortel Networks and many of its principal competitors to provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of Nortel Networks products and services, as well as funding for certain non-product and service costs associated with network installation and integration of Nortel Networks products and services, working capital purposes and equity financing. While Nortel Networks has generally been able to place a large amount of its customer financings with third-party lenders, Nortel Networks anticipates that, due to the amount of financing it expects to provide and the higher risks typically associated with such financings (particularly when provided to start-up operations such as local exchange carriers, to customers in developing countries or to customers in specific financing-intensive areas of the industry such as 3-G wireless operators which are in their early stages of development), the amount of such financings required to be supported directly by Nortel Networks for at least the initial portion of their term, is expected to increase significantly in the future. Nortel Networks expects to continue to arrange for third-party lenders to assume customer financing obligations agreed to by Nortel Networks and to fund other customer financings directly supported by Nortel Networks from working capital and conventional sources of external financing in the normal course. In the event of economic uncertainty in any given geographic region and/or reduced demand for customer financings in capital and bank markets, Nortel Networks may be required to continue to hold certain customer financing obligations for longer periods prior to placement with third-party lenders. Should customers fail to meet their obligations, losses could be incurred and such losses may have a material adverse effect on the business, results of operations and financial condition of Nortel Networks. Nortel Networks has various programs in place to monitor and mitigate customer credit risk; however, there can be no assurance that such measures will reduce Nortel Networks exposure to its customers' credit risk.

     Nortel Networks has entered into supply contracts with customers for products and services involving new technologies currently being developed or which have not yet been commercially deployed by Nortel Networks or require Nortel Networks to build and operate networks on a turnkey basis. These supply contracts may contain delivery and installation timetables and performance criteria which, if not met, could result in the payment of substantial penalties and/or liquidated damages by Nortel Networks, the termination of the related supply contract, and/or the reduction of shared revenues under a turnkey arrangement, and could have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

     COMPONENT SUPPLY AND MANUFACTURING CAPACITY. Nortel Networks' ability to meet customer demand is, in part, dependent on Nortel Networks obtaining timely and adequate component parts from suppliers and internal manufacturing capacity. In the past, customer demand for optical networking systems exceeded Nortel Networks' ability to supply these systems within customary delivery periods, creating a large backlog of orders for Nortel Networks' optical networking systems. By the end of the second quarter of 2000, the prior backlog for optical networking systems was substantially reduced and delivery periods returned to more traditional levels and remained unchanged at the end of the third quarter of 2000. Nortel Networks works closely with its suppliers to ensure increased capacity to meet increases in customer demand and also manages its internal manufacturing capacity and inventory levels as required. However, as new markets in which Nortel Networks participates grow quickly and competition for component supplies and capacity increases, there can be no assurance that Nortel Networks will not encounter component shortages in the future. In addition, Nortel Networks' component suppliers may experience a consolidation in the industry, which may result in fewer sources of components. A reduction or interruption in component supply or a significant increase in the price of one or more components could have a material adverse effect on the business, results of operations and financial condition of Nortel Networks or customer relationships.

RECENT PRONOUNCEMENTS

     In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to the adoption of its provisions as an accounting change at the time of implementation. Nortel Networks must adopt SAB 101 no later than December 31, 2000, effective as of January 1, 2000. Nortel Networks is currently determining the impact that this statement will have on its business, results of operations and financial condition.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of SFAS No. 133" ("SFAS 138"), which amends certain provisions of SFAS 133 to clarify four areas. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Nortel Networks has appointed a team to implement SFAS 133 on a global basis. This team has been implementing an SFAS 133 compliant risk management information system, globally educating both financial and non-financial personnel, taking an inventory of embedded derivatives and addressing various other SFAS 133 related issues. Nortel Networks will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001, and is currently determining the impact of SFAS 133 on its business, results of operations and financial condition.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the Consolidated Financial Statements of the Corporation due to adverse changes in financial market prices and rates. The Corporation's market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained on page M-27 of the U.S. GAAP Form 8-K.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Disclosure of legal proceedings is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Effective May 1, 2000, a newly formed Canadian corporation ("New Nortel"; also referred to herein as the "Corporation") and the corporation previously known as Nortel Networks Corporation ("Old Nortel") participated in a Canadian court-approved plan of arrangement (the "Arrangement") with BCE Inc. ("BCE"). As part of the Arrangement, the outstanding common shares of Old Nortel were exchanged for common shares of New Nortel. Immediately prior to the Arrangement, approximately 36 percent of the outstanding common shares of Old Nortel were held by BCE. A substantial portion of the New Nortel common shares issuable in respect of BCE's interest in Old Nortel was, through the Arrangement, indirectly distributed to BCE shareholders.

     During the period covered by this report, the Corporation issued an aggregate of 298,446 common shares upon the exercise of options under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan (collectively, the "Nortel/BCE Plans") outside of the United States to BCE employee optionholders under such plans that were not U.S. persons, as more fully indicated in the table below. Such shares were deemed to be exempt from registration under the United States Securities Act of 1933, as amended in reliance upon the exemption provided by Regulation S thereunder.

                                     Number of Common Shares
                                       Issued Without U.S.
                                   Registration Upon Exercise                 Range of
                                     of Stock Options Under                Exercise Prices
   Date of Exercise                     Nortel/BCE Plans                         US$
   ----------------                     ----------------                   ---------------
       07/01/00                               64,429                        34.40 - 51.88
       07/04/00                                3,780                        31.63 - 46.48
       07/11/00                                2,983                        34.40 - 46.48
       07/12/00                                2,944                        34.40 - 46.48
       07/13/00                               16,527                        31.63 - 46.48
       07/14/00                               20,016                        25.27 - 46.48
       07/17/00                                  500                            18.75
       07/18/00                                8,519                        15.14 - 46.48
       07/20/00                                4,300                            16.25
       07/21/00                                2,247                            41.15
       07/24/00                                7,033                        31.63 - 46.48
       07/25/00                                7,291                        18.75 - 44.38
       07/26/00                               24,413                        16.34 - 34.40
       07/27/00                                6,527                        16.25 - 16.34
       08/03/00                                2,355                            47.92
       08/08/00                                  549                            31.63
       08/15/00                                  600                            18.02
       08/16/00                               38,996                        16.11 - 34.40
       08/17/00                                4,867                        31.63 - 46.48
       08/18/00                               27,664                        25.27 - 46.48
       08/21/00                                  314                            34.40
       08/22/00                                5,185                        18.75 - 25.27
       08/28/00                                  951                            17.61

                                     Number of Common Shares
                                       Issued Without U.S.
                                   Registration Upon Exercise                 Range of
                                     of Stock Options Under                Exercise Prices
   Date of Exercise                     Nortel/BCE Plans                         US$
   ----------------                     ----------------                   ---------------
       08/30/00                               19,197                        31.63 - 46.48
       09/01/00                               22,851                        34.40 - 51.88
       09/05/00                                  980                        31.63 - 34.40
       09/11/00                                  800                        45.56 - 45.59
       09/12/00                                  598                            42.65
       09/19/00                                1,030                            16.25

All monies received by the Corporation pursuant to the exercise of the stock options under the Nortel/BCE Plans are transferred in full to BCE pursuant to the terms of the Arrangement, except for nominal amounts paid in respect of the rounding up of fractional entitlements into whole shares pursuant to the terms of such plans, which amounts will be retained by the Corporation and used for general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     3.1 Restated Certificate and Articles of Incorporation of the Corporation effective October 1, 2000 (filed as Exhibit 3 to the Corporation's Current Report on Form 8-K dated October 19, 2000 and incorporated in its entirety herein by reference).

     27 Financial Data Schedule

b)   Reports on Form 8-K:

     The Corporation filed a Report on Form 8-K dated July 26, 2000 announcing its plans to invest approximately US$1.9 million in its global optical internet business and also related to its financial outlook for 2000.

     The Corporation filed a Report on Form 8-K dated August 7, 2000 and a Form 8-K/A dated August 18, 2000 related to its audited U.S. GAAP financial statements as at December 31, 1999 and December 31, 1998.

     The Corporation filed a Report on Form 8-K dated August 15, 2000, a Form 8-K/A dated August 25, 2000 and a Form 8-K/A dated October 20, 2000 related to pro forma financial statements of the Corporation and the audited financial statements of Alteon WebSystems, Inc. for the years ended June 30, 2000, 1999 and 1998.

     The Corporation filed a Report on Form 8-K dated August 18, 2000 announcing the signing of a definitive agreement to acquire Sonoma Systems.

     The Corporation filed a Report on Form 8-K dated October 19, 2000 related to its Restated Certificate and Articles of Incorporation.

     The Corporation filed a Report on Form 8-K dated October 20, 2000 announcing the closing of the acquisition of Alteon WebSystems, Inc.

     The Corporation filed a Report on Form 8-K dated October 27, 2000 related to its financial outlook for 2000 and 2001.

     The Corporation filed a Report on Form 8-K dated November 1, 2000 confirming its financial outlook for 2000 and 2001 and providing specific guidance for the fourth quarter of 2000 and the first quarter of 2001.

                                   SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.





                           NORTEL NETWORKS CORPORATION
                                  (REGISTRANT)




    Chief Financial Officer                     Chief Accounting Officer

          "F.A. DUNN"                                "D.C. BEATTY"
  ----------------------------              ----------------------------
           F.A. DUNN                                  D.C. BEATTY
    Chief Financial Officer                            Controller




DATE:    NOVEMBER 7, 2000

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
 3.1              Restated Certificate and Articles of Incorporation of the
                  Corporation effective October 1, 2000 (filed as Exhibit 3 to the Corporation's Current Report on Form 8-K dated October 19,
                  2000 and incorporated in its entirety herein by reference).

27                 Financial Data Schedule