Form 10-K405
period 2000-12-31
NORTEL NETWORKS CORP
filed 2001-03-13
CIK 72911

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000

| |           Transition report pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                        Commission file number 001-07260


                           NORTEL NETWORKS CORPORATION
             (Exact name of registrant as specified in its charter)

            CANADA                                     NOT APPLICABLE
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8200 DIXIE ROAD, SUITE 100, BRAMPTON, ONTARIO, CANADA                  L6T 5P6
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number including area code: (905) 863-0000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares without nominal          New York Stock Exchange
or par value

    The common shares are also listed on The Toronto Stock Exchange in Canada

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                   YES |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

AT FEBRUARY 28, 2001, 3,181,689,914 COMMON SHARES OF NORTEL NETWORKS CORPORATION WERE ISSUED AND OUTSTANDING. NON-AFFILIATES OF THE REGISTRANT HELD 3,179,762,021 COMMON SHARES HAVING AN AGGREGATE MARKET VALUE OF $58,825,597,388.50 BASED UPON THE LAST SALE PRICE ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 28, 2001, OF $18.5000 PER SHARE; FOR PURPOSES OF THIS CALCULATION, SHARES HELD BY DIRECTORS AND EXECUTIVE OFFICERS HAVE BEEN EXCLUDED.

================================================================================
Listed hereunder is the document to be incorporated by reference and the Parts of the Form 10-K into which the document will be incorporated:


DOCUMENT

Proxy circular and proxy statement to be delivered to shareholders in connection with the annual and special meeting of shareholders to be held on April 26, 2001, to be filed pursuant to Regulation 14A on March 13, 2001. Such incorporation by reference specifically shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

PART OF FORM 10-K
Part III-Item 10-Directors and Executive Officers of the Registrant
Part III-Item 11-Executive Compensation
Part III-Item 12-Security Ownership of Certain Beneficial Owners and Management
Part III-Item 13-Certain Relationships and Related transactions

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.   Business.............................................................4
          -  Overview..........................................................4
          -  Markets, Customers, and Competition...............................4
              -  Service Provider and Carrier Segment..........................5
              -  Enterprise Segment............................................7
          -  Products..........................................................9
              -  Service Provider and Carrier Products.........................9
              -  Enterprise Products..........................................11
          -  Financial Information by Operating Segment and
             Product Category.................................................12
          -  Financial Information by Geographic Area.........................13
          -  Working Capital..................................................13
          -  Seasonality......................................................13
          -  Sources and Availability of Materials............................13
          -  Research and Development.........................................14
          -  Intellectual Property............................................14
          -  Acquisitions, Strategic Alliances and Minority Investments.......15
          -  Employee Relations...............................................15
          -  Environmental Matters............................................16
          -  Recent Developments..............................................16
          -  Outlook and Industry Developments................................17
              -  Business Outlook.............................................17
              -  Evolution of Operating Segments and Product Categories.......17
              -  Future Working Capital Requirements, Customer Financing
                 and Turnkey Contracts........................................18
          -  Risk Factors.....................................................18
ITEM 2.   Properties..........................................................19
ITEM 3.   Legal Proceedings...................................................19
ITEM 4.   Submission of Matters to a Vote of Security Holders.................19
ITEM 4A.  Executive Officers of the Registrant................................19


                               PART II
ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.................................................21
          -  Dividends........................................................21
          -  Canadian Tax Matters.............................................22
              -  Sales or Other Dispositions of Shares........................22
              -  Dividends....................................................22
          -  Sales of Unregistered Securities.................................22
ITEM 6.   Selected Financial Data (Unaudited).................................24
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................25
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk..........47
ITEM 8.   Consolidated Financial Statements and Supplementary
          Data (F-1 to F-46)..................................................48
ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................49


                              PART III
ITEM 10.  Directors and Executive Officers of the Registrant..................49
ITEM 11.  Executive Compensation..............................................49
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management......49
ITEM 13.  Certain Relationships and Related Transactions......................49


                              PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K.........................................................50
SIGNATURES....................................................................57


All dollar amounts in this document are in United States dollars unless otherwise stated.

AccessNode, BayStack, Contivity, Cornerstone, DMS, e-Mobility, Meridian, Meridian 1, Norstar, Nortel Networks, Optera, Optivity, Passport, Preside, Proximity, Reunion, Shasta, SL-100, Succession, Unified Networks, and Universal Edge are trademarks of Nortel Networks Limited.


Clarify, CVX and eFrontOffice are trademarks of Nortel Networks Inc.

Alteon is a trademark of Alteon WebSystems, Inc.

ALTiS is a trademark of Nortel Networks Applications Management Solutions Inc. (formerly EPiCON, Inc.).

Sonoma Integrator is a trademark of Sonoma Systems.

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     Nortel Networks Corporation is a leading global supplier of networking solutions and services that support the Internet and other public and private data, voice, and video networks using wireless and wireline technologies. Our business consists of the design, development, manufacture, assembly, marketing, sale, licensing, financing, installation, servicing, and support of networking solutions and services. We are focused on building the infrastructure, service enabling solutions, and applications for the new, high-performance Internet.

     The Company's principal executive offices are located at 8200 Dixie Road, Suite 100, Brampton, Ontario, Canada, L6T 5P6; telephone number (905) 863-0000.

     The Company was incorporated in Canada on March 7, 2000 under the name New Nortel Inc. On May 1, 2000, the Company participated in a Canadian court-approved plan of arrangement with Nortel Networks Limited, previously known as Nortel Networks Corporation, and BCE Inc., a significant shareholder of Nortel Networks Limited prior to the plan of arrangement. The parties implemented the plan of arrangement to permit the distribution to BCE common shareholders of almost all of the BCE shareholding in Nortel Networks Limited. The plan of arrangement had the effect of solidifying the independence of Nortel Networks and its management from BCE. As part of the plan of arrangement on May 1, 2000, the Company changed its name to Nortel Networks Corporation, the public common shareholders of Nortel Networks Limited became common shareholders of the Company, the common shareholders of BCE became common shareholders of the Company, and Nortel Networks Limited became a subsidiary of the Company. For details, see "Developments in 2000 - BCE plan of arrangement" commencing on page 25 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company also assumed Nortel Networks Limited's financial reporting history effective May 1, 2000 for financial reporting purposes. As a result, management deems Nortel Networks Limited's consolidated business activities prior to May 1, 2000 to represent the Company's consolidated business activities as if the Company and Nortel Networks Limited had historically been the same entity. References to "the Company" mean Nortel Networks Corporation without its subsidiaries. References to "we," "our," "us," or "Nortel Networks" mean the Company and its subsidiaries, and refer to the Company's consolidated business activities since May 1, 2000 and Nortel Networks Limited's consolidated business activities prior to May 1, 2000.

     In recent years, we have carried on business in two operating segments: our service provider and carrier segment, and our enterprise segment. For a description of the products and services offered by these two operating segments, see "Products" commencing on page 9 below. However, our customers, our markets, and our business continue to evolve. To reflect the continued evolution of our business, we are changing the way we manage our business, and, as a result, we anticipate that the classification of our products and financial information by operating segment and product category will be modified and reported on a new basis commencing the quarter ended March 31, 2001. For a discussion of our proposed operating segments and product categories, see "Outlook and Industry Developments - Evolution of Operating Segments and Product Categories" commencing on page 17 below.


MARKETS, CUSTOMERS, AND COMPETITION

     We operate globally, and have offices in the following geographic regions:

     -    Canada;

     -    the United States;

     -    the European, Middle East and Africa region;

     -    the Caribbean and Latin America region; and

     -    the Asia Pacific region.

     We believe the risk to our foreign assets and operations from the actions of foreign governments and political unrest is not material to our consolidated operations.


     Service Provider and Carrier Segment

     We are a leading provider of networking solutions, including optical networking solutions, access and core networking solutions, and wireless networking systems, to service providers and carriers around the world. We are the leading provider of optical networking solutions worldwide. Our service provider and carrier customers around the world include incumbent and competitive local exchange carriers, interexchange carriers, global carriers, wireless service providers, Internet service providers, application service providers, resellers, public utilities, cable television companies, content service providers, and hosting service providers. We sell our service provider and carrier products globally, primarily through our direct sales force. We also sell our service provider and carrier products through domestic and international distributors and licensees.

     Our primary competitors in the global service provider and carrier market include large telecommunications equipment suppliers, such as Alcatel, Lucent Technologies Inc., Siemens Aktiengesellschaft, and Telefonaktiebolagat LM Ericsson, as well as data networking companies, including Cisco Systems, Inc., providers of wireless networking systems, including Nokia Corporation and Motorola, Inc., and providers of optical networking solutions, including Fujitsu Limited and Marconi plc. In addition, some smaller niche market companies and "start-up" ventures are now, and others may become, primary competitors, particularly if they merge with other companies to become more significant competitors, or if they enter markets characterized by rapid growth, low barriers to entry, and rapid technological change. For example, we currently face competition from many smaller niche companies in the sale of optical networking solutions, such as CIENA Corporation. In addition, some of our primary competitors have strengthened their competitive position by entering into alliances with other companies, enabling them to provide more comprehensive offerings than they otherwise could individually. In the area of optical components manufacturing, we compete to a limited extent with certain of our optical component suppliers. Also, several of our external customers for optical components are primary competitors in other areas of our business.

     Service provider and carrier spending in recent years has been driven by increased demand for data networking bandwidth, by growth in wireless communications, and by new business opportunities created by the Internet and the ongoing global deregulation of the telecommunications industry. The continued shift towards global telecom deregulation, when combined with expected increasing consumer demand over the longer term and rapid technological change, are expected to continue to create opportunities for us as a global provider of data, voice, and video networking systems by:

     - increasing our access to established service providers and carriers in previously restricted markets;

     - accelerating the expansion of service provider and carrier networks and services by promoting competitive market conditions; and

     - expanding our potential customer base by creating opportunities for new service providers to emerge.

     We continue to support regulatory policies around the world that encourage competition, investment, and growth for all of our customers.

     The global service provider and carrier market has experienced consolidation over the past several years with merger announcements by some large service providers, and acquisitions of some "start-up" businesses. We believe that, on balance, the trend towards consolidation in the global networking industry will continue. However, deregulation and increased numbers of new entrants in the industry have promoted competition, and have contributed to a tightening in the supply of capital in the marketplace. Some service providers, including some competitive local exchange carriers, were unable to obtain sufficient capital in 2000 to fund their businesses and have scaled back their business plans or discontinued their operations. Some service providers may continue to have difficulty accessing the capital markets until financial markets recover from the severe economic downturn in the United States. However, we believe that we are well positioned, in terms of our product portfolio, our global presence, and our current customer base, to continue to provide networking solutions to service providers with positive business outlooks, working capital, and the necessary access to further capital funding. See "Outlook and Industry Developments - Future Working Capital Requirements, Customer Financing and Turnkey Contracts" on page 18 below.

     Our primary service provider and carrier competitors in the United States and Canada include Lucent, Cisco, and Alcatel. In the United States and Canada, our significant service provider and carrier customer groups include interexchange carriers, incumbent and competitive local exchange carriers, global carriers, wireless service providers, Internet service providers, and data center companies. We have seen a rapid and increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect the United States economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business. As a result of substantial deregulation during the last decade, the United States and Canadian communications markets today are more competitive. In Canada, the government recently auctioned licenses for advanced mobile communications service networks that will allow the wireless networking industry to offer Internet services and foster the development of third generation, or 3G, wireless networks. Canada expects to license more spectrum for 3G wireless networks in late 2002. In the United States, the regulatory process to allocate appropriate spectrum for new advanced wireless services, including 3G wireless services, is currently underway. This process could result in a decision regarding the allocation of 3G wireless network spectrum later in 2001 with possible 3G wireless network license auctions taking place late in 2002. Also, in the United States and Canada, our optical networking business experienced rapid growth in 2000. In 2000, we built several major fiber networks for customers in the United States and Canada. However, as a result of the severe economic downturn in the United States, we expect overall growth in 2001 will be considerably less than we experienced in 2000. We anticipate that, over the long term, the networking industry in the United States and Canada will continue to benefit from the growth of data traffic and the Internet, providing us with continuing opportunities in optical networking, as well as in developing markets for content networking solutions and new wireless network solutions as wireless service providers offer higher speed data capabilities.

     The rapid and increasingly severe downturn in the United States economy in the first quarter of 2001 could affect economies in Canada, Europe and in other countries and geographic regions in which we conduct business. To the extent that this occurs, the networking industry in general, and demand for our products and services in particular, are likely to be negatively affected in these countries and geographic regions.

     Our primary service provider and carrier competitors in the European, Middle East and Africa region include Alcatel, Ericsson, Marconi, and Siemens, who generally have well-established positions with the incumbent carriers in their home countries, and also Cisco. In this region, our major service provider and carrier customer groups include incumbent carriers, alternative operators, global carriers, wireless service providers, and Internet service providers. Although ongoing deregulation has increased competition in the European Union since 1998, barriers, such as high leased line tariffs, high call termination tariffs in mobile networks, high interconnect charges, and continued market regulation, still remain in certain countries. Starting in January 2001, incumbent carriers within the European Union are required to open their local telephone networks to use by competitive telephone service providers, although implementation is likely to be drawn out. In 2000, the granting of 3G wireless network licenses in Europe began. Most 3G wireless licenses in Western Europe have been granted, and we anticipate that awards of network construction projects will continue through 2002. We do not, however, expect significant levels of 3G wireless network deployment before the second half of 2002. Looking ahead, we expect businesses in the networking industry to take advantage of continued deregulation and liberalization throughout the region. We believe that we are well positioned in the region in 3G wireless networks, and have been awarded several major 3G wireless network "build-outs" in this region. We have also increased our market share in optical networking in the region. As well, a substantial voice-over-Internet Protocol supply arrangement with a major European carrier has given us a leadership position in the region in next generation networks and in the delivery of related professional services.

     Our primary service provider and carrier competitors in the Caribbean and Latin America region include Ericsson, Alcatel, Lucent, and Cisco. In this region, significant service provider and carrier customer groups include incumbent carriers, global carriers, and wireless service providers. Despite general economic uncertainty in the Caribbean and Latin America region, the networking sector in this region has continued to provide us with market opportunities as ongoing deregulation has fostered competition, foreign investment, and technological innovations. The Brazilian telecommunications market was deregulated in 1997, when licenses for wireless services were sold, and continued in 1998, when all state owned companies were sold. In 2001, four personal communications services, or PCS, licenses were sold in Brazil and others are in process. The spectrum for 3G wireless services has been defined in Brazil and licenses for those services are expected to be offered by 2003. Argentina and Chile are the most deregulated markets in the region. Both countries have PCS wireless networks deployed and are considering 3G wireless network spectrum allocation for the end of 2001 in Argentina, and for the first quarter of 2002 in Chile. Mexico and Colombia are continuing to open their respective markets to competition.

Wireless networks continue to represent our primary business in the Caribbean and Latin America region, but optical networks are becoming increasingly important. Looking ahead, new market players, such as Internet service providers, and utility and cable companies, are expected to present further market opportunities for the networking industry in the region.

     Our primary service provider and carrier competitors in the Asia Pacific region include Ericsson, Nokia, Alcatel, Lucent, Cisco, and Motorola. In the Asia Pacific region, major service provider and carrier customer groups include incumbent carriers, global carriers, wireless service providers, and Internet service providers. The pace of deregulation in the telecommunications markets in the Asia Pacific region accelerated during 2000, particularly in Singapore, India, and China. This evolving landscape has led to regional network expansions, the entrance of new players, and a number of national and domestic restructurings by telecommunications companies that have created opportunities in the market. Continued investment in the region and unsatisfied demand for voice and data services have also continued to support market growth. The granting of 3G wireless network licenses is currently scheduled to take place in Japan, South Korea, New Zealand, Singapore, Australia, Hong Kong, and Taiwan in 2001. Looking ahead, we anticipate that 3G wireless network license awards and the commercial availability of 3G networks may become important longer-term market drivers in the Asia Pacific region. We also believe we are well positioned in the region in optical networking, and have been awarded several major optical networking "build-outs" in China and other countries in the region. We anticipate that investments in optical networking solutions and high-speed access solutions could also become important market drivers in the region.

     The primary global factors of competition for data and voice networking equipment for service providers and carriers include:

     -    product features and availability;

     -    conformity to existing and emerging industry standards;

     -    product performance and reliability;

     -    warranty and technical support;

     -    price;

     -    availability of customer financing;

     - interoperability with other networking products and ability to provide network solutions;

     -    network management capabilities;

     - traditional supplier relationships, particularly in the European, Middle East and Africa region and the Asia Pacific region; and

     -    where applicable, regulatory certification.


     Enterprise Segment

     We provide networking equipment to enterprises and organizations around the world. We offer our enterprise products and solutions to a broad range of customers around the world, including large enterprises and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations. Key industry sectors for our business customers include the telecommunications, high-tech manufacturing, and financial services sectors. We also serve business customers in healthcare, retail, hospitality, services, transportation, and other industry sectors. We sell our enterprise products and solutions globally through multiple channels, including a network of value-added resellers, distributors, licensees, and network and systems integrators, and, in the case of certain products sold to major customers, through domestic sales forces. Although products must conform to various safety and other standards, the global enterprise market is largely unregulated.

     Our primary competitors in the enterprise market are data networking companies, such as Cisco, as well as telecommunications equipment suppliers, including Alcatel, Avaya Inc., Siemens, and Ericsson. Since some of the markets in which we compete are characterized by rapid growth and, in certain cases, low barriers to entry and rapid technological change, some smaller niche market companies and "start-up" ventures are now, and others may become, primary competitors. For example, we currently face competition from many smaller niche companies in the sale of eBusiness solutions.

     Our primary competitors in this segment in the United States and Canada include Avaya Inc., Cisco, 3Com Corporation, Siemens, and Ericsson. We have seen a rapid and increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect the United States economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business. In the United States and Canada, the growth of the Internet has been transforming traditional telecommunications, information access, and services. This has provided markets for our broad portfolio of data enterprise communications products. We anticipate that, over the long term, Internet use and the cost reduction opportunities for corporations switching to the current generation of solutions will continue to create market opportunities for the networking industry in the United States and Canada, particularly in optical storage networks and high-performance data networking.

     The rapid and increasingly severe downturn in the United States economy in the first quarter of 2001 could affect economies in Canada, Europe and in other countries and geographic regions in which we conduct business. To the extent that this occurs, the networking industry in general, and demand for our products and services in particular, are likely to be negatively affected in these countries and geographic regions.

     Our primary competitors in this segment in the European, Middle East and Africa region include Alcatel, Cisco, Ericsson, and Siemens. In the European, Middle East and Africa region, our market leadership in the sale of optical networking systems in the service provider and carrier segment has led to opportunities to deliver private network optical solutions, particularly for the financial services sector. We continue to be a leader in the region in private branch exchanges, call centers, and wide area data networks, and we have experienced growth in local area campus switching. We anticipate that over the long term Internet use and data networking will continue to create opportunities for the networking industry in the region, particularly in eBusiness solutions as well as in extending optical networks into enterprises through optical access and short-haul optical transmission solutions.

     Our primary competitors in this segment in the Caribbean and Latin America region include Siemens, Cisco, and Avaya. In the Caribbean and Latin America region, our relationships with incumbent local exchange carriers in the region, and the enhanced communications options for enterprises created by ongoing telecommunications deregulation in Latin America, have created opportunities for us in the sale of enterprise telephony network solutions. However, foreign import tariffs in Brazil and certain other countries in the region favour businesses that manufacture their products locally. Similar to other regions around the world, we anticipate that over the long term Internet use and data networking will continue to create opportunities for networking companies in the region. We anticipate that companies like us with ongoing relationships with systems integrators who have a strong market presence in key countries, such as Brazil, Mexico, and Argentina, are likely to experience particular market opportunities in the sale of eBusiness solutions and Internet Protocol-enabled solutions in the region.

     Our primary competitors in this segment in the Asia Pacific region include Avaya, Siemens, Cisco, NEC Corporation, and Ericsson. Despite the varied economic performance of countries in the Asia Pacific region, we have experienced overall growth in data and voice networking in this geographic area. We enter into strategic relationships with large, multinational business consulting firms in the region to provide complex end-to-end eBusiness solutions that are tailored to the specific needs of our enterprise customers. We also offer standard enterprise networking solutions. We anticipate further market opportunities for enterprise networking companies in this region, particularly in the sale of eBusiness solutions and other data networking solutions in countries where deregulation has led to less expensive communications services.

     The principal factors of competition for enterprise data and voice networking equipment customers include:

     -    product features and availability;

     -    conformity to existing and emerging industry standards;

     -    product performance and reliability;

     -    warranty and technical support;

     -    price;

     - interoperability with other networking products and ability to provide network solutions;

     - traditional supplier relationships, particularly in the European, Middle East and Africa region and the Asia Pacific region; and

     -    distribution channels.


PRODUCTS

     Our customers, our markets, and our business continue to evolve. To reflect the continued evolution of our business, we are changing the way we manage our business, and, as a result, we anticipate that the classification of our products and financial information by operating segment and product category will be modified and reported on a new basis commencing the quarter ended March 31, 2001. For a discussion of this business evolution and the proposed operating segments and product categories, see "Outlook and Industry Developments - Evolution of Operating Segments and Product Categories" commencing on page 17 below. The discussion below describes the products and services offered by our service provider and carrier segment and our enterprise segment. This discussion does not reflect the anticipated operating segment and product category reclassification.


     Service Provider and Carrier Products

     We offer an extensive portfolio of solutions to our service provider and carrier customers, including optical networking solutions, access and core networking solutions, wireless networking systems, and professional services. We also manufacture optical networking components.

     Our optical networking solutions include a broad range of optical networking products to address the optical transmission and switching needs of service providers and carriers. Optical networks use fiber-optic transmission and switching systems to support data, voice, and video communications between locations within a city or between cities, countries, or continents. For optical data networks, we offer the OPTera line of products and services.

     - Our long-haul optical transmission products are designed to provide long-distance, high-capacity dense wavelength division multiplexing transport including solutions for operators of land-based and submarine networks.

     - Our flexible, short-haul optical transmission solution is designed to bring high-speed Internet access and the high-performance Internet into metropolitan cities and campus environments.

     - Our intelligent optical switches are designed for high-capacity, high-performance, reliable core networks, and include an all-optical switch that is currently in customer trials.

     - Our high-capacity, customized services are designed for both long-haul and metropolitan solutions and support a broad range of end-user applications, including high-speed Internet access, local area network connectivity, private network solutions, and storage area network connectivity.

     - Our specialized multi-product switching and routing solution is designed to converge optical and packet networks into one network that carries virtually all types of data, voice and video traffic at high speeds. This product is currently in customer trials.

     We also offer traditional optical transmission systems that support most major global transmission standards. As an alternative to optical transport, we offer digital radio transport options.

     To provide access to the high-performance Internet, we offer an extensive range of metropolitan and "first mile" network access products using optical and wireline technologies.

     - Our flexible short-haul optical transmission solution is designed to bring high-speed Internet access and the high-performance Internet into metropolitan cities and campus environments. Our Optical Ethernet solution is designed to combine the reach and reliability of short-haul optical transmission with the simplicity and cost-effectiveness of Ethernet switching. This solution extends Ethernet, which is the local area network standard, beyond the building or campus network into the metropolitan area network, and brings optical networks closer to businesses and neighborhoods.

     - Our wireline access products are designed to provide carrier-class services using a physical connection to the subscriber's premise, and include our CVX series of remote access switches, our AccessNode digital loop carrier products, and our Universal Edge products. Our Universal Edge family of products provide high-speed wireline access, including multiple digital subscriber line access, traditional voice access, and simultaneous integrated data, video and voice access.

     We also offer core networking solutions to our service provider and carrier customers. These solutions include switching systems, routers, aggregation products, and network management systems for data, voice, and video networks.

     - We combine our modular and stackable Layer 4 - 7 Alteon Web switches with Alteon Web OS integrated traffic management software and integrated service delivery appliances. This combination is designed to deliver content networking solutions that enable Internet service providers and other service providers to manage and prioritize content delivery to end-user customers.

     - Our Succession solution is a carrier-grade, multi-vendor-compatible, multi-product switching or routing solution. Succession is designed to give carriers and other service providers the ability to support data networking without replacing their existing voice networks. Succession also provides complete next-generation network solutions for new and emerging networks.

     - Our Passport family of products offers high-speed, high-capacity data switching and routing to support traditional asynchronous transfer mode and frame relay services. These products are also key components of our solutions for Succession, digital subscriber line, access, Internet Protocol virtual private network systems, and third generation, or 3G, wireless systems.

     - Our traditional digital multiplex system, or DMS, family of digital switching systems includes local, toll, long-distance, and international solutions. They provide a broad range of service capabilities, including the Centrex business telephony services. We also use our DMS products for wireless switching and in signaling solutions.

     - Our Shasta Broadband Service Node products are Internet services solutions designed to allow Internet service providers and other service providers to logically group and sort tens of thousands of various types of subscribers (i.e., digital subscriber line, dial, wireless, frame relay, asynchronous transfer mode, and cable), and to centrally apply value-added IP services for end-users.

     - Our Preside products are carrier-class network management software solutions that enable service providers to deliver data, voice and video services to their customers. Preside is sold in standard and enhanced software bundles and is designed to provide network assurance to help service providers monitor network faults and performance, network activation to configure and provision network elements, and aspects of service accounting to facilitate billing management. Our Preside products are an integral part of our optical, wireless, access, and core network solutions.

     - Our Contivity portfolio of switching platforms for IP-based virtual private networks enable secure Internet access for remote users, corporate intranets and corporate extranets.

     We offer a broad portfolio of solutions for mobile cellular and personal communication services, or PCS, networks and are committed to delivering third generation, or 3G, wireless solutions. Our existing mobility products span most major global digital standards for mobile networks.

     - CDMA and CDMA 3G - Our code division multiple access, or CDMA, portfolio includes products that support high-speed packet data while offering enhanced voice capacity. We are currently designing CDMA 3G data and capacity solutions to allow operators to transition more easily to 3G solutions from traditional CDMA standards. Our CDMA 3G solutions are currently in customer trials.

     - TDMA - Our time division multiple access, or TDMA, portfolio includes TDMA PCS solutions designed to offer high quality voice service, radio frequency management, and advanced features and functionality.

     - GSM, GPRS and UMTS 3G - Our global system for mobile communications, or GSM, portfolio includes general packet radio standard, or GPRS, next generation wireless products as well as traditional GSM solutions. Our GPRS products are currently being combined with Passport and Contivity Extranet switches to deliver wireless Internet solutions. These Internet solutions will also support the eventual transition from GPRS to universal mobile telecommunications system, or UMTS, 3G wireless radio technology. Our UMTS 3G wireless technology is currently in customer trials.

     We provide customers with a comprehensive suite of professional services designed to help realize their vision of the high performance Internet. We offer specialized services in a variety of global practice areas.

     - Next Generation Infrastructure Services - strategic planning through network design, "build-out," and certification of next-generation networks, including services focused on transforming traditional voice networks to an IP-ready network architecture.

     - Operations and Business Support Solutions (OSS/BSS) - operational planning, consulting, and integration services relating to network management solutions and network intensive applications supporting the overall operation of networks.

     - Managed Services - technology and process outsourcing services designed to improve operational efficiency and facilitate time to market through programs ranging from complete operational support of large enterprise networks to customized outsourcing programs for service providers.

     - Applications and Content Solutions - services designed to enable service providers to deliver content and applications effectively and profitably over their networks to their enterprise customers.

In addition, we offer a complete range of foundation services associated with the installation and ongoing technical support of network solutions through our global customer care organization.

     We also manufacture optical components for incorporation into our own products and for sale to other network equipment manufacturers. Our optical components products include: active and passive optical components, tunable lasers and filters, transmitters and receivers, amplifiers, attenuators, integrated circuits, wide area network devices, and other devices for long-haul, metropolitan, and access applications.


     Enterprise Products

     We offer data networking solutions, telephony communications solutions, communications applications, and related services for business networks to our enterprise customers. We offer high performance Internet and data networking solutions for local area networks, campus networks, metropolitan area networks, and wide area networks using high-speed Ethernet and asynchronous transfer mode switching and shared media hubs. These solutions use routers, virtual private network products, enterprise network switches for wide area networks, routing software, Internet Protocol services for policy and directory management and address administration, and network management applications, including security, fault management, configuration, and engineering management. For enterprise telephony solutions, we offer digital switching, private branch exchanges and key systems, Internet Protocol-based private branch exchanges, network-based telephony systems, gateways, and telephones. For small businesses, we offer key systems, small office data networking products, such as local area network switches, routers, virtual private network gateways and remote access servers, and advanced Internet Protocol telephony products. For wireless solutions, we offer wireless data and telephony products for campus or in-building mobility, including dynamic Internet Protocol address assignment products, and virtual telephony client software. Our key product families in these areas include:

     - Passport switching and routing solutions for campus data networks as well as metropolitan and wide area networks;

     - BayStack switching and routing solutions for workgroup local area networks and small businesses;

     - Optivity software products and applications for network management, services management, directory management, and policy management;

     - Meridian 1, SL-100 and 6500 private branch exchange enterprise telephony systems and Norstar small business telephony systems; and

     - Succession and Business Communications Manager software solutions for advanced Internet Protocol-based telephony services.

     We offer a broad portfolio of business solutions and products to our enterprise customers. Many of our enterprise customers are building high performance customer service environments. Their customer-focused strategies often use our advanced portal technologies, including call centers, interactive voice response systems, web-response centers, and advanced speech recognition systems. These systems are designed to enable enterprises to integrate customers into their electronic business processes in a way that facilitates engaging and transacting with customers, fulfilling their transaction requirements, and servicing their continuing needs. Key product families in this area include:

     - Clarify customer relationship management software;

     - Periphonics interactive voice response systems; and

     - Symposium call centers.

     We offer professional telecommunications management and consulting services to governments and enterprises. See the discussion of professional services in "Products - Service Provider and Carrier Products" commencing on page 9 above.


FINANCIAL INFORMATION BY OPERATING SEGMENT AND PRODUCT CATEGORY

     For financial information by operating segment and product category, see
Note 3 to the Consolidated Financial Statements commencing on page F-11, and see "Revenues by segment" commencing on page 30 in Management's Discussion and Analysis of Financial Condition and Results of Operations. To reflect the continued evolution of our business, we are changing the way we manage our business, and, as a result, we anticipate that the classification of our products and financial information by operating segment and product category will be modified and reported on a new basis commencing the quarter ended March 31, 2001. For a discussion of this business evolution and the proposed operating segments and product categories, see "Outlook and Industry Developments - Evolution of Operating Segments and Product Categories" commencing on page 17.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     For financial information by geographic area, see "Geographic information" on page F-13 in Note 3 to the Consolidated Financial Statements, and see "Revenues by geographic area" commencing on page 32 in Management's Discussion and Analysis of Financial Condition and Results of Operations.


WORKING CAPITAL

     For information on working capital in our service provider and carrier segment and in our enterprise segment, see "Outlook and Industry Developments - Future Working Capital Requirements, Customer Financing and Turnkey Contracts" on page 18 below, and see "Liquidity and capital resources" commencing on page 37 and "Forward-looking statements" commencing on page 42 in Management's Discussion and Analysis of Financial Condition and Results of Operations.


SEASONALITY

     As a result of networking industry purchasing cycles exhibited by our service provider and carrier customers and our enterprise customers, our business results in both our service provider and carrier segment and in our enterprise segment tend to be strongest in late fall/early winter, almost as strong in late spring/early summer, not quite as strong in the late summer/early fall, and the least strong in late winter/early spring. Accordingly, our business results in both of our operating segments are generally strongest in our fourth quarter, second strongest in our second quarter, third strongest in our third quarter, and the least strong in our first quarter. There are, however, a number of factors that could impact the purchasing patterns of our customers and consequently change or otherwise affect the seasonality of our business. For instance, we have seen a rapid and increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect the United States economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business. This economic downturn may change or otherwise affect the seasonality of our business. See "Forward-looking statements" commencing on page 42 in Management's Discussion and Analysis of Financial Condition and Results of Operations.


SOURCES AND AVAILABILITY OF MATERIALS

     We are generally able to obtain sufficient materials and components from global sources to meet our needs for both our service provider and carrier segment and our enterprise segment. In both our service provider and carrier segment and our enterprise segment, we:

     - make significant purchases of electronic components, optical components, original equipment manufacturer products, software products, outsourced assemblies, and other materials and components from many domestic and foreign sources;

     - develop and maintain alternative sources for certain essential materials and components; and

     - occasionally maintain special inventories of components internally or request that they be maintained by suppliers to satisfy customer demand or to minimize effects of possible market shortages.

Commencing in 1999 in our service provider and carrier segment, extraordinary increases in customer demand for optical networking systems began to exceed our ability to manufacture or otherwise obtain the necessary components and materials needed to supply these systems within customary delivery periods. This created a backlog of orders for our optical networking systems. We addressed this situation during 1999 and 2000 by increasing our internal manufacturing capacity for optical networking systems and components and by expanding our use of contract manufacturers. By the end of the second quarter of 2000, we substantially reduced the prior backlog for optical networking systems, and delivery periods returned to more traditional levels and remained unchanged at the end of 2000. We believe we will continue to manufacture or otherwise obtain sufficient components and materials to supply our optical networking systems within customary delivery periods. See "Developments in 2000 - Manufacturing expansion" on page 28 and "Liquidity and capital resources" commencing on page 37 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESEARCH AND DEVELOPMENT

     Our research and development activities - specifically, research, design and development, systems engineering, and other product development activities - focus on our service provider and carrier and enterprise businesses. We also conduct network planning and systems engineering on behalf of, or in conjunction with, major customers. Although we derive many of our products from substantial internal research and development activities, we supplement this with technology acquired or licensed from third parties.

     We conduct most of our research and development activities in approximately 46 primary locations, including primary locations in the United States and Canada (26), Europe and the Middle East (15), the Asia Pacific region (4), and Latin America (1). Much of this research and development activity takes place in 21 Nortel Networks sites that predominantly carry on research and development activities, while other research and development activity takes place in Nortel Networks multi-function sites. As at December 31, 2000, we employed approximately 27,200 full-time research and development employees. As at December 31, 2000, we employed approximately 12,600 full-time research and development employees in Canada, approximately 10,500 full-time research and development employees in the United States, and approximately 3,800 full-time research and development employees in Europe. We also conduct research and development activities through joint ventures and partner labs in countries such as China, India, and Australia.

     The following table sets forth our consolidated expenses for research and development for each of the last three fiscal years ended December 31:

                                                      (MILLIONS OF DOLLARS)
                                                  ------------------------------
                                                   2000        1999        1998
                                                  ------      ------      ------
Research and development expense ...........      $4,005      $2,992      $2,532
Research and development costs
   incurred on behalf of others ............          64         131          97
                                                  ------      ------      ------
Total ......................................      $4,069      $3,123      $2,629
                                                  ======      ======      ======


INTELLECTUAL PROPERTY

     For both our service provider and carrier segment and our enterprise segment, we maintain a substantial portfolio of intellectual property rights, including trademarks, licenses, and an extensive and growing portfolio of patents covering significant inventions arising from research and development activities. Our trademark and trade name, Nortel Networks, is one of our most valuable assets. We sell our service provider and carrier products and our enterprise products primarily under the Nortel Networks brand name. We have registered the Nortel Networks trademark, and many of our other trademarks, in countries around the world.

     We generate a significant number of new patents and new patent applications each year as an ongoing part of the business of each of our operating segments. Approximately 75 percent of our patents relate to our service provider and carrier segment and approximately 25 percent relate to our enterprise segment. We own approximately 2,500 patents in the United States and approximately 3,000 patents in other countries. Our patents outside of the United States are primarily counterparts to our United States patents. We have entered into mutual patent cross-license agreements with several major corporations to enable each party to operate without risk of a patent infringement claim from the other. We also occasionally license single patents or groups of patents from third parties. In addition, we license certain of our patents and/or technology to third parties.

     In both our service provider and carrier segment and our enterprise segment, we use our intellectual property rights to protect our investments in research and development activities, to strengthen our leadership positions, and to enhance our competitiveness.

ACQUISITIONS, STRATEGIC ALLIANCES AND MINORITY INVESTMENTS

     Since 1998, we have accelerated our acquisition of companies to enhance the expansion of our business to include solutions for data and video networking in addition to traditional telecommunications equipment. In 2000, we acquired a number of companies with resources and product or service offerings capable of providing us with additional strengths to help fulfill our vision of building the new, high-performance Internet. In particular, our acquisitions in 2000 included companies with technological strengths and product offerings in optical networking, optical components, and eBusiness solutions. For example, in 2000, we acquired Qtera Corporation and Xros, Inc. for their optical networking solutions, CoreTek, Inc. and Photonic Technologies, Inc. for their optical component products, and Clarify Inc. for its eBusiness solutions. We also acquired a number of other companies, such as Alteon WebSystems, Inc., for their Internet-related technologies. In addition, in February 2001, the Company acquired JDS Uniphase Corporation's Zurich, Switzerland-based optical components manufacturing subsidiary, as well as related assets in Poughkeepsie, New York. We intend to continue to acquire businesses in the future that offer the technology and/or resources that would enhance our ability to compete in existing markets or to exploit new market opportunities. However, the level of acquisition activity will depend on the level of volatility in the capital markets. Continued increased volatility in the capital markets in 2001 is expected to result in a slower pace of acquisition activity until such time as markets stabilize and volatility decreases. For information regarding the risks associated with acquisitions, see "Forward-looking statements" commencing on page 42 in Management's Discussion and Analysis of Financial Condition and Results of Operations. For details of our acquisitions and acquisition strategy since January 1, 2000, see "Developments in 2000 - Acquisitions in 2000" commencing on page 26 and "Developments in 2001" on page 29 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We use strategic alliances to deliver certain solutions to our customers. These alliances are typically formed to fill product or service gaps in areas that we do not consider to be part of our core businesses, including, but not limited to, the areas of non-core optical components, network computing, wireless appliances, and certain applications. Strategic alliances also augment our access to potential new customers.

     We make minority investments in "start-up" businesses with technology, products, or services that have the potential to fulfill key existing or emerging market opportunities. By developing ongoing relationships with these new ventures, we believe we lay the foundation for potential future alliances to support our customer solutions.


EMPLOYEE RELATIONS

     At December 31, 2000, we employed approximately 94,500 people, including approximately: 38,000 in the United States; 25,900 in Canada; 23,600 in Europe; and 7,000 in other countries. In addition, our proportionate share of the employees of joint ventures was approximately 200 at December 31, 2000. In light of the current economic environment, particularly in the United States, and in order to optimize profitability and drive efficiencies in the business, on February 15, 2001, the Company announced an estimated reduction for 2001 of approximately 10,000 employees. The number of affected employees is expected to be minimized as a result of normal attrition, including retirement.

     Labor contracts cover approximately 7 percent of our employees worldwide. In Canada, labor contracts cover approximately 17 percent of our employees. Five labor contracts, covering all Canadian unionized employees, were renegotiated in 2000. Two of these five labor contracts cover approximately 79 percent of Canadian unionized employees and will expire in 2004. Two of the remaining three contracts expire in 2003, affecting approximately 6 percent of Canadian unionized employees, and the other contract expires in 2008, affecting approximately 15 percent of Canadian unionized employees. Labor contracts cover approximately 5 percent of our employees in Europe and all of our employees in Brazil. The labor contracts generally have a one-year term in Europe and Brazil, and primarily relate to remuneration.

     We believe our employee relations are positive. However, the recruitment and retention of technically skilled employees are highly competitive in the global networking industry. We believe that our continued ability to recruit and retain skilled employees will be critical to our future success. See "Forward-looking statements" commencing on page 42 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ENVIRONMENTAL MATTERS

     Our manufacturing and research operations are subject to a wide range of environmental protection laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws, and have a corporate environmental management system standard and an environmental protection program to promote such compliance. We also have a periodic, risk-based, integrated environment, health and safety audit program.

     Our environmental policy embraces the principle of product stewardship, which challenges manufacturers to evaluate and assume responsibility for the environmental impacts of products throughout their life cycles. Our environmental program focuses its activities on design for the environment, and supply chain and packaging reduction issues. We work with our suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.

     For additional information regarding our environmental matters, see "Contingencies - Environmental matters" on page F-44 in Note 21 to the Consolidated Financial Statements.


RECENT DEVELOPMENTS

     The following list highlights some of the key developments for Nortel Networks since January 1, 2000:

     - BCE Plan of Arrangement - The Company participated in a Canadian court-approved plan of arrangement with BCE and Nortel Networks Limited, previously known as Nortel Networks Corporation, on May 1, 2000. The parties implemented the plan of arrangement to permit the distribution to BCE common shareholders of almost all of the BCE shareholding in Nortel Networks Limited. The plan of arrangement had the effect of solidifying the independence of Nortel Networks and its management from BCE. For details, see "Developments in 2000 - BCE plan of arrangement" commencing on page 25 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     - Acquisitions - We acquired a number of companies in 2000 whose technology and product offerings provide strengths in optical networking, optical components, eBusiness solutions, and other Internet-related technologies. Also, in February 2001, the Company acquired JDS Uniphase's Zurich, Switzerland-based optical components manufacturing subsidiary, as well as related assets in Poughkeepsie, New York. For details of our acquisitions and acquisition strategy since January 1, 2000, see "Developments in 2000 - Acquisitions in 2000" commencing on page 26 and "Developments in 2001" on page 29 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     - Manufacturing Expansion - We announced a series of investments totaling $2.56 billion to expand optical solutions and component production capacity and capability in North America, Europe, and Australia. For details, see "Developments in 2000 - Manufacturing expansion" on page 28 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     - Streamlining of Business Processes - We continued to streamline our business and operations in 2000. For details, see "Developments in 2000 - Streamlining of business processes" commencing on page 28 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     - Employee Reductions - In light of the current economic environment, particularly in the United States, and in order to optimize profitability and drive efficiencies in its business, on February 15, 2001, the Company announced an estimated reduction for 2001 of approximately 10,000 employees. The number of affected employees is expected to be minimized as a result of normal attrition, including retirement.

     - Other - For details regarding other recent developments, including recent legal proceedings initiated against the Company, the February 2001 Nortel Networks Limited note offering, the Nortel Networks Corporation shareholder rights plan, and other matters, see "Developments in 2000" commencing on page 25 and "Developments in 2001" on page 29 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK AND INDUSTRY DEVELOPMENTS

     Business Outlook

     We have seen a rapid and increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect the United States economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business. However, with the substantial growth of the Internet and the increased volume of data network traffic, we are focusing on the expected high growth areas in the global networking industry over the next few years, including, but not limited to:

     - high-speed, high-capacity optical transmission for long-haul and metro applications;

     -    third generation, or 3G, wireless solutions; and

     -    packet networking and related services.

We are also committed to meeting the market demand for network solutions that address the needs of specific customer groups, including but not limited to:
Internet service providers, wireless network providers, carriers, resellers, and enterprises in key industries, including financial services, high-tech manufacturing, and telecommunications. We intend to continue to compete for current and future market opportunities by using our existing portfolio of network solutions and services, by developing new products and technologies through ongoing research and development, and by acquiring or aligning with companies that have new, attractive product offerings and technologies. See "Research and Development" on page 14 and "Acquisitions, Strategic Alliances and Minority Investments" on page 15 above. Our ability to develop or acquire technologies, products and services to fulfill the changing needs of our customers and address new market opportunities is critical to our future success. See "Results of operations" commencing on page 30, "Liquidity and capital resources" commencing on page 37, and "Forward-looking statements" commencing on page 42 in Managements' Discussion and Analysis of Financial Condition and Results of Operations.


     Evolution of Operating Segments and Product Categories

     Our customers, our markets, and our business continue to evolve. To reflect the continued evolution of our business, we are changing the way we manage our business, and, as a result, we anticipate that the classification of our products and financial information by operating segment and product category will be modified, restated, and reported on a new basis commencing the quarter ended March 31, 2001. Under the anticipated reclassification, our proposed operating segments would include:

     - Network Infrastructure, consisting of all networking solutions for our service provider, carrier and enterprise customers, and including:

          - our long-haul optical transmission products under the new Optical Inter-City product category,

          - our short-haul optical transmission products, our core networking solutions, including packet, circuit and content switching, our eBusiness and service solutions, and most of our access solutions under the new Local Internet product category, and

          - our solutions, services and applications for mobility networks under the new Wireless Internet product category;

     - Photonics Components, consisting of our optical components manufacturing operations; and

     - Other, which would include certain customer premises-based voice and data networking solutions, our professional services, our civil works and original equipment manufacturer offerings, and certain of our narrowband and broadband access products, such as the Cornerstone product family.

Under the currently proposed reclassification, our consolidated revenues (unaudited) by operating segment and product category would be as set forth in the table below. The revenue information in the table below reflects modifications to the proposed reclassification that we included in our January 18, 2001 announcement of our financial results for 2000.

                                                                                                    U.S. GAAP
                                                            (millions of U.S. dollars)
                                  ---------------------------------------------------------------------------
                                                  Three months ended                       Years ended
                                  --------------------------------------------------       December 31,
Revenues                          March 31,   June 30,   September 30,  December 31,   ----------------------
                                    2000        2000         2000           2000         2000         1999
                                  ---------   --------   -------------  ------------    -------      -------
Network Infrastructure:
   Optical Inter-City ..........   $1,424      $1,799       $1,577         $2,112       $ 6,912      $ 3,073
   Local Internet ..............    2,259       3,007        2,625          3,451        11,342        7,677
   Wireless Internet ...........    1,062       1,268        1,370          1,392         5,092        3,877
                                    -----       -----        -----          -----         -----        -----
                                    4,745       6,074        5,572          6,955        23,346       14,627

Photonics Components ...........      402         535          674            814         2,425          924
Other ..........................    1,486       1,654        1,600          1,716         6,456        6,420
Intersegment Revenue Elimination     (311)       (442)        (532)          (667)       (1,952)        (684)
                                   ------      ------       ------         ------       -------      -------
Total ..........................   $6,322      $7,821       $7,314         $8,818       $30,275      $21,287
                                   ======      ======       ======         ======       =======      =======

Future Working Capital Requirements, Customer Financing and Turnkey Contracts

     Our working capital practices in our service provider and carrier segment and in our enterprise segment focus on asset velocity and the quality of extended receivables, and are consistent with industry practices. To improve our overall working capital position, in both of our operating segments, we continue to focus on improving our billing processes, our quarterly and annual business profile, and our inventory management. However, we have seen a rapid and increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect the United States economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business. This economic downturn could affect our working capital position. In addition, the competitive environment in which we operate, particularly in our service provider and carrier segment, requires us and many of our principal competitors to provide significant amounts of medium-term and long-term customer financing. The nature of our business also requires that we enter into turnkey supply contracts and network outsourcing contracts with customers. For a discussion of our financing arrangements, our customer financings, and our turnkey and outsourcing contracts, see "Liquidity and capital resources" commencing on page 37 and "Forward-looking statements" commencing on page 42 in Management's Discussion and Analysis of Financial Condition and Results of Operations.


RISK FACTORS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING INFORMATION THAT IS SUBJECT TO IMPORTANT RISKS AND UNCERTAINTIES. THE RESULTS OR EVENTS PREDICTED IN THESE STATEMENTS MAY DIFFER MATERIALLY FROM ACTUAL RESULTS OR EVENTS. RESULTS OR EVENTS COULD DIFFER FROM CURRENT EXPECTATIONS AS A RESULT OF A WIDE RANGE OF RISK FACTORS. FOR INFORMATION REGARDING SOME OF THE RISK FACTORS INVOLVED IN OUR BUSINESS AND OPERATIONS, SEE "FORWARD-LOOKING STATEMENTS" COMMENCING ON PAGE 42 IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 2.   PROPERTIES

     At December 31, 2000, we operated 29 manufacturing and repair sites occupying approximately 6.2 million square feet, of which approximately 1.9 million square feet were leased. These sites were located in Canada, the United States, the United Kingdom, Turkey, France, Brazil, Australia, Germany, China, Malaysia, and Equador. Our service provider and carrier segment is the primary user of approximately 72 percent of these facilities, our enterprise segment is the primary user of approximately 18 percent of these facilities, and our corporate and other segment is the primary user of approximately 10 percent of these facilities.

     At December 31, 2000, we operated 31 distribution center sites occupying approximately 1.3 million square feet, of which approximately 0.8 million square feet were leased. These sites were located in the United States, Canada, the United Kingdom, Colombia, France, Japan, Mexico, Australia, Italy, and Brazil. Our service provider and carrier segment is the primary user of approximately 73 percent of these facilities, our enterprise segment is the primary user of approximately 16 percent of these facilities, and our corporate and other segment is the primary user of approximately 11 percent of these facilities.

     At December 31, 2000, we operated 496 office sites (administration, sales, and field service) occupying approximately 17.2 million square feet, of which approximately 13.3 million square feet were leased. These sites were located in the United States, Canada, the European, Middle East and Africa region, the Asia Pacific region, and the Caribbean and Latin America region. Our service provider and carrier segment is the primary user of approximately 53 percent of these facilities, our enterprise segment is the primary user of approximately 32 percent of these facilities, and our corporate and other segment is the primary user of approximately 15 percent of these facilities.

     At December 31, 2000, we operated an additional 21 sites that carry on predominantly research and development activities, occupying approximately 4.7 million square feet, of which approximately 2.3 million square feet were leased. These sites were located in Canada, the United Kingdom, the United States, France, Ireland, Australia, Italy, and India. Our service provider and carrier segment is the primary user of approximately 83 percent of these facilities, our enterprise segment is the primary user of approximately 15 percent of these facilities, and our corporate and other segment is the primary user of approximately 2 percent of these facilities.

     We believe our plants and facilities are suitable and adequate, and have sufficient productive capacity to meet our current needs. See "Developments in 2000 - Manufacturing expansion" on page 28 and "Developments in 2000 - Streamlining of business processes" commencing on page 28 in Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 3.   LEGAL PROCEEDINGS

     For a discussion of our material legal proceedings, see "Legal proceedings" commencing on page 40 in Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are appointed, and may be removed, by the board of directors of the Company. As of February 28, 2001, the names of the executive officers of the Company, their ages, offices currently held and year of appointment thereto were as follows:

                                                                                         YEAR OF
NAME AND AGE                           OFFICE CURRENTLY HELD                           APPOINTMENT
------------                           ---------------------                           -----------
Douglas Charles Beatty (46) ...........Controller                                         2000
Chahram Bolouri (46)...................President, Global Operations                       2000
Klaus Michael Buechner (56)............Senior Vice President, Business                    2000
                                          Development
David Lorimer Burn (62)................Vice President, Taxation                           2000
Clarence Jaiwant Chandran (51).........Chief Operating Officer                            2000
Charles Anthony Childers (38)..........Chief Marketing Officer                            2000
Frank William Conner (41)..............President, E-Business Solutions                    2000
Pascal Debon (54)......................President, Europe, Middle East and Africa          2000
Nicholas John DeRoma (54)..............Chief Legal Officer                                2000
Gary Richard Donahee (54)..............President, Americas                                2000
William John Donovan (43)..............Senior Vice-President, Human Resources             2000
John Marshall Doolittle (37)...........Assistant Treasurer                                2000
Frank Andrew Dunn (47).................Chief Financial Officer                            2000
Jerome Pierre Huret (59)...............Senior Vice-President, Corporate Development       2000
Robert Bruce Kaye (52).................General Auditor                                    2000
William Robert Kerr (46)...............Senior Vice-President, Corporate                   2000
                                          Business Development
Anil Kevin Khatod (44).................Chief Strategy Officer                             2000
Robert Yu Lang Mao (57)................Chief Executive Officer, Nortel China              2000
Jules Maurice Joseph Meunier (45)......Chief Engineer                                     2001
Blair Fraser Morrison (36) ............Assistant Secretary                                2000
Donald Gregory Mumford (54)............President, Optical Internet                        2000
Deborah Jean Noble (40)................Corporate Secretary                                2000
MaryAnne Elisabeth Pahapill (40).......Assistant Controller                               2000
Frank Plastina (38)....................President, Wireless and Carrier Solutions          2000
Richard Clyde Ricks (41) ..............Chief Information Officer                          2000
Eric John Ross (54)....................President, Enterprise Solutions and                2000
                                          Customer Care
John Andrew Roth (58) .................President and Chief Executive Officer              2000
Steven Leo Schilling (44)..............President, Local Internet                          2000
Kannankote Srinivasan Srikanth (48)....President, Professional Services                   2000
Katharine Berghuis Stevenson (38)......Treasurer                                          2000
Masood Ahmad Tariq (50)................President, Asia                                    2000
Vickie Lynn Yohe (47)..................President, Business Performance and                2001
                                          Customer Loyalty


     All the above-named executive officers of the Company have been employed in their current position or other senior positions with Nortel Networks during the past five years, except as follows: D.C. Beatty was, prior to returning to Nortel Networks in March 1999, Vice President, Finance of Sprint Canada Inc., a telecommunications company, from December 1995; N.J. DeRoma was, prior to joining Nortel Networks in June 1997, General Counsel of IBM North America, IBM Corporation, an information technologies company, from June 1995; J.M. Doolittle was, prior to returning to Nortel Networks in September 1999, Vice President, Finance of The Bank of Montreal, a Canadian chartered bank, from August 1997, and Director, Treasury, Europe and Asia, Nortel Networks, prior thereto; R.Y.L. Mao was, prior to joining Nortel Networks in September 1997, Area President of Greater China of Alcatel Telecom, a division of Alcatel, a supplier of equipment for the telecommunications, energy, and transport sectors, from January 1996; M.E. Pahapill was, prior to joining Nortel Networks in April 1998, Vice-President, Finance and Administration of Seymour Epstein Enterprises Inc., a management investment firm, from September 1995; and K.S. Srikanth was, prior to joining Nortel Networks in December 1999, Vice President and General Manager, World-wide Professional Service Division of Compaq Computer Corporation, a computer manufacturer, from June 1998, was Vice President and General Manager, World-wide Networks and Systems Integration of Digital Equipment Corporation, a data networking company, from July 1996, and was Vice President and General Manager, Enterprise Accounts Business, U.S.A. of Digital Equipment Corporation, prior thereto.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common shares are listed and posted for trading on the New York Stock Exchange in the United States and on The Toronto Stock Exchange in Canada. The following table sets forth the high and low sale prices of the common shares of the Company since May 1, 2000, and the common shares of Nortel Networks Limited before May 1, 2000, as reported on the New York Stock Exchange composite tape and on The Toronto Stock Exchange. All figures have been adjusted to reflect the division of the Company's common shares on a two-for-one basis effective at the close of business on May 5, 2000 and the one-for-one stock dividend declared by Nortel Networks Limited effective at the close of business on August 17, 1999.

                                                         NEW YORK             THE TORONTO
                                                      STOCK EXCHANGE         STOCK EXCHANGE
                                                      COMPOSITE TAPE          (CANADIAN $)
                                                    ------------------     ------------------
                                                      HIGH       LOW         HIGH       LOW
                                                    -------    -------     -------    -------
2001 First Quarter (through February 28, 2001) .....$40.500    $17.730     $61.100    $27.120
2000 Fourth Quarter................................. 70.000     30.000     105.750     46.250
     Third Quarter.................................. 89.000     57.970     124.500     86.500
     Second Quarter................................. 71.250     44.375     105.000     65.275
     First Quarter.................................. 72.095     37.750     105.675     61.750
1999 Fourth Quarter................................. 55.000     24.781      74.950     36.600
     Third Quarter.................................. 28.938     19.906      38.100     29.800
     Second Quarter................................. 22.000     15.360      32.250     23.100
     First Quarter.................................. 15.936     12.531      24.125     19.000


     On February 28, 2001, the last sale price on the New York Stock Exchange was $18.50 and on The Toronto Stock Exchange was Canadian $28.50.

     On May 1, 2000, the Company participated in a Canadian court-approved plan of arrangement with Nortel Networks Limited, previously known as Nortel Networks Corporation, and BCE Inc., a significant shareholder of Nortel Networks Limited prior to the plan of arrangement. As part of the plan of arrangement on May 1, 2000, the Company changed its name to Nortel Networks Corporation, public common shareholders of Nortel Networks Limited became common shareholders of the Company, common shareholders of BCE became common shareholders of the Company, and Nortel Networks Limited became a subsidiary of the Company. For details, see "Developments in 2000 - BCE plan of arrangement" commencing on page 25 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On February 28, 2001, over 214,000 registered shareholders held 100 percent of the Company's outstanding common shares. This included the Canadian Depository for Securities and the Depository Trust Company, two clearing corporations, which held a total of approximately 88.4 percent of the Company's common shares on behalf of other shareholders.


DIVIDENDS

     After adjusting for the Company's May 5, 2000 stock split:

     - Nortel Networks Limited declared and paid a cash dividend in the first quarter of 2000 of $0.01875 per common share; and

     - the Company declared and paid a cash dividend in each of the second, third and fourth quarters of 2000 of $0.01875 per common share.

     This represents a total dividend of $0.075 per common share for 2000 and an aggregate payment of $223 million. In 1999, Nortel Networks Limited declared and paid a cash dividend in each quarter of $0.01875 per common share, after adjusting for Nortel Networks Limited's August 17, 1999 stock dividend and the Company's May 5, 2000 stock split. This represents a total dividend of $0.075 per common share for 1999 and an aggregate payment of $204 million.

     Shareholders may reinvest dividends and invest optional cash payments under the Nortel Networks Corporation Shareholder Dividend Reinvestment and Stock Purchase Plan.


CANADIAN TAX MATTERS

     Sales or Other Dispositions of Shares

     Gains on sales or other dispositions of the Company's shares by a non-resident of Canada are generally not subject to Canadian income tax, unless the holder realizes the gains in connection with a business carried on in Canada.


     Dividends

     Under the United States-Canada Income Tax Convention (1980), or the "Convention," Canadian withholding tax of 15 percent generally applies to dividends (including stock dividends) paid or credited to beneficial owners of the Company's shares:

     - who are resident in the United States for the purposes of the Convention; and

     - who do not hold the shares in connection with a business carried on through a permanent establishment or a fixed base in Canada.

The Convention provides an exemption from withholding tax on dividends paid or credited to certain tax-exempt organizations that are resident in the United States for purposes of the Convention. Persons who are subject to the United States federal income tax on dividends may be entitled, subject to certain limitations, to either a credit or deduction with respect to Canadian income taxes withheld with respect to dividends paid or credited on the Company's shares.


SALES OF UNREGISTERED SECURITIES

     On May 1, 2000, the Company participated in a Canadian court-approved plan of arrangement with Nortel Networks Limited, previously known as Nortel Networks Corporation, and BCE Inc., a significant shareholder of Nortel Networks Limited prior to the plan of arrangement. As part of the plan of arrangement on May 1, 2000, the Company changed its name to Nortel Networks Corporation, the public common shareholders of Nortel Networks Limited became common shareholders of the Company, the common shareholders of BCE became common shareholders of the Company, and Nortel Networks Limited became a subsidiary of the Company. For details, see "Developments in 2000 - BCE plan of arrangement" commencing on page 25 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During the fourth quarter of 2000, the Company issued an aggregate of 175,530 common shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration under the United States Securities Act of 1933, as amended, pursuant to Regulation S. All funds received by the Company in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to the Company to round up fractional entitlements into whole shares. The Company keeps these nominal amounts and uses them for general corporate purposes.

                     Number of Common Shares Issued Without         Range of
                         U.S. Registration Upon Exercise         Exercise Prices
Date of Exercise     of Stock Options Under Nortel/BCE Plans       Canadian $
----------------     ---------------------------------------     ---------------
    10/16/00                           1,000                      41.15 - 45.56
    10/17/00                             471                          31.63
    10/20/00                           6,399                      34.40 - 46.48
    10/31/00                           4,711                          34.40
    11/08/00                           4,133                      41.15 - 44.89
    11/24/00                          90,473                      32.71 - 58.38
    11/29/00                          25,048                          46.48
    12/01/00                          21,594                      34.40 - 51.88
    12/13/00                          21,701                      16.25 - 17.61


     On October 19, 2000, the Company acquired Sonoma Systems and issued approximately 4.8 million common shares of the Company to the Sonoma Systems stockholders in exchange for all of the issued and outstanding shares of Sonoma Systems common stock and preferred stock. The Company also assumed all of the outstanding Sonoma Systems stock options and warrants and reserved an additional approximate 1.3 million common shares for issuance upon the exercise of these options and warrants. The Company placed 15 percent of the 4.8 million common shares issued on closing, and on an ongoing basis places 15 percent of all additional common shares issued from time to time on the exercise of assumed stock options and warrants, into escrow in connection with Sonoma Systems' indemnification obligations. The escrow agent and the Company may cancel any or all of these common shares in future periods in response to indemnification claims by the Company. The Company may also issue up to an additional $72 million in common shares of the Company to former Sonoma Systems shareholders and optionholders upon Sonoma Systems achieving certain business objectives. The maximum total value of consideration paid and payable in connection with the acquisition of Sonoma Systems is approximately $522 million. All of the common shares that the Company has issued, or may in the future issue, to the former Sonoma Systems security holders are deemed to be exempt from registration under the Securities Act of 1933, as amended. This exemption relies on Section 3(a)(10) of the Securities Act, and is based on the Company's receipt of a permit dated October 13, 2000 under Section 25121 of the California Corporations Code.

ITEM  6.   SELECTED FINANCIAL DATA (UNAUDITED)

                                                         (millions of U.S. dollars except per share amounts)
                                            --------------------------------------------------------------------
                                              2000           1999           1998           1997           1996
                                            --------       --------       --------       --------       --------
Results of Operations
Revenues ................................   $ 30,275       $ 21,287       $ 16,857       $ 14,581       $ 11,919
Research and development expense ........      4,005          2,992          2,532          2,221          1,870
Other income -- net .....................        875            219            189            (66)            65
Income tax provision ....................      1,078            526            420            381            205
Net earnings (loss) applicable to
common shares ...........................     (3,470)(1)       (351)(2)     (1,282)(3)        695 (4)        560
Earnings (loss) per common share
   -- basic .............................      (1.17)(1)      (0.13)(2)      (0.56)(3)       0.33 (4)       0.27
   -- diluted ...........................      (1.17)(1)      (0.13)(2)      (0.56)(3)       0.32 (4)       0.26
Dividends per common share ..............      0.075          0.075          0.075          0.075          0.063

Financial Position at December 31

Working capital (5) .....................   $  7,472       $  5,031       $  4,305       $  3,489       $  3,080
Total assets ............................     42,180         24,007         21,828         12,250         10,720
Long-term debt ..........................      1,623          1,426          1,529          1,635          1,558
Minority interest in subsidiary companies        804            657            698            703            464
Common shareholders' equity .............     29,109         13,072         12,190          4,517          4,304
Book value per common share .............       9.40           4.75           4.60           2.18           2.07

(1)  Includes the following:
     -    Acquisition Related Costs (in-process research and development expense and the amortization of acquired technology and goodwill from all acquisitions
          subsequent to July 1998)                                                                      $ (6,247)
     -    stock option compensation                                                                     $   (135)
     -    one-time gains                                                                                $    856
     -    one-time charges                                                                              $   (273)
     -    net tax impact on above                                                                       $     22

(2)  Includes the following:
     -    Acquisition Related Costs                                                                     $ (2,075)
     -    one-time gains                                                                                $    264
     -    one-time charges                                                                              $   (209)
     -    net tax impact on above                                                                       $    235

(3)  Includes the following:
     -    Acquisition Related Costs                                                                     $ (2,341)
     -    one-time gains                                                                                $    441
     -    one-time charges                                                                              $   (447)
     -    net tax impact on above                                                                       $     85

(4)  Includes the following:
     -    one-time gains                                                                                $    102
     -    one-time charges                                                                              $    (95)
     -    net tax impact on above                                                                       $     (1)

(5)  Comparative amounts have been restated to conform with current period's presentation


All references to earnings (loss) per common share and dividends per common share have been restated to reflect the impact of the 2000, and 1998 stock splits, and the 1999 stock dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this section in conjunction with our consolidated financial statements and notes, which begin on page F-1. We have prepared these consolidated financial statements in accordance with United States generally accepted accounting principles. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth below under "Forward-looking statements," on page 42. All dollar amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

     Where we say the "Company," we mean Nortel Networks Corporation without its subsidiaries. Where we say "we," "us," "our" or "Nortel Networks," we mean the Company and its subsidiaries.


DEVELOPMENTS IN 2000

BCE plan of arrangement

     On May 1, 2000, the Company participated in a Canadian court-approved plan of arrangement with BCE Inc. and Nortel Networks Limited (formerly Nortel Networks Corporation). The parties implemented the plan of arrangement to permit the distribution to BCE common shareholders of almost all of the BCE shareholding in Nortel Networks Limited. The plan of arrangement had the effect of solidifying the independence of Nortel Networks and its management from BCE. As a result of the plan of arrangement:

     - Nortel Networks Limited's outstanding common shares were exchanged for the Company's common shares;

     - BCE's shareholding decreased from approximately 36 percent in Nortel Networks Limited to approximately 2 percent of the Company;

     - BCE's common shareholders acquired approximately 34 percent of the Company's common shares;

     -    the Company assumed the name "Nortel Networks Corporation";

     - Nortel Networks Limited changed its name from "Nortel Networks Corporation" to "Nortel Networks Limited";

     - the Company acquired 100 percent of Nortel Networks Limited's common shares and Nortel Networks Limited's common shares ceased to be publicly traded;

     - the Company's common shares began to trade publicly on the New York and Toronto stock exchanges under the symbol "NT";

     - Nortel Networks Limited and its subsidiaries became the Company's direct and indirect subsidiaries, respectively;

     - Nortel Networks Limited's preferred shares and debt securities outstanding immediately prior to the plan of arrangement remained outstanding and continued to be obligations of Nortel Networks Limited; and

     - the Company implemented a two-for-one stock split with respect to the Company's common shares effective at the close of business on May 5, 2000 (Nortel Networks Limited's common shares did not split).

     The impact of the plan of arrangement in the Company's consolidated balance sheets was the reclassification of Nortel Networks Limited's outstanding Class A Series 4, 5 and 7 preferred shares from shareholders' equity to minority interest in subsidiary companies. Accordingly, the dividends on Nortel Networks Limited's preferred shares were reclassified to minority interest expense, a component of other income-net in the Company's consolidated statements of operations.

     The following charts illustrate our corporate structure before and after the plan of arrangement:


                              [GRAPHIC FLOW CHART]



     The Company is the successor to Nortel Networks Limited for various purposes under the Securities Exchange Act of 1934 (the "Exchange Act"), and has assumed Nortel Networks Limited's Commission File Number (001-07260). The Company began filing reports under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2000. Nortel Networks Limited is also a reporting company under the Exchange Act and filed a registration statement on Form 10 in order to obtain a new Commission File Number. Nortel Networks Limited began filing reports under its new Commission File Number (000-30758) with the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2000.


Shareholders' rights plan

     On May 1, 2000, the Company also adopted a shareholders' rights plan. Under the rights plan, the Company issued one right for each common share outstanding on May 5, 2000, after giving effect to the stock split, and will issue one right in respect of each common share issued after May 5, 2000 until the occurrence of certain events associated with an unsolicited takeover bid.


Acquisitions in 2000

     In 2000, we acquired a number of companies with resources and product or service offerings capable of providing us with additional strengths to help fulfill our vision of building the new, high performance Internet. In particular, our acquisitions in 2000 included companies with technological strengths and product offerings in optical networking, optical components and eBusiness solutions. Our major acquisitions are briefly described below. We expect future benefits from our acquisitions through revenue growth as we integrate them into our customer offerings and complete the in-process research and development projects briefly described below. Any inability to successfully integrate these acquisitions into our business and complete these in-process research and development projects in a timely manner could have a material adverse effect on our business, results of operations, and financial condition.

     - SONOMA SYSTEMS, acquired on October 19, 2000, was a developer of high-speed integrated video, data and voice communications delivery simultaneously over a single connection. As part of this acquisition, we acquired Integrator version 5.0, a Broadband Integral Access Device, an in-process research and development project that allows service providers to deliver integrated voice and data services over their existing Asynchronous Transfer Mode infrastructure. We expect the project to be completed and to begin contributing to consolidated revenues by the end of the first quarter of 2001.

     - ALTEON WEBSYSTEMS, INC., acquired on October 5, 2000, was a leader in content aware switching. As part of this acquisition, we acquired four in-process and development projects. Integrated Service Director series is a new line of Web optimization tools designed to work in conjunction with Alteon's entire line of Web switches. It provides next generation infrastructure solutions that are designed to increase performance, availability, scalability, manageability and control of Web servers and Web data centers. The project was completed and began contributing to consolidated revenues in the fourth quarter of 2000. The network processing Application Specific Integrated Circuit for Alteon 700 Web Switches is optimized for web switching and provides advanced computational capabilities that enable the processing of entire web sessions and associated packets. The project was completed and began contributing to consolidated revenues in the fourth quarter of 2000. Web Switches and Traffic Management Software, which come in both stackable and modular forms, provides integrated traffic control services, such as load balancing, filtering, and bandwidth management, within a high performance Layer 2/3 switching platform. We expect the project to be completed and to begin contributing to consolidated revenues by the end of the second quarter of 2001. Tigon Version 2 is a next generation network processing Application Specific Integrated Circuit that provides intelligent processing of data packets at very high speeds for network interface cards and web switches. The project was completed and began contributing to consolidated revenues in the fourth quarter of 2000. A subsequent release is currently in process and on schedule, with the completed project expected to begin contributing to consolidated revenues in the first quarter of 2001.

     - EPICON, INC., acquired on September 5, 2000, was a provider of a software platform that enables application service providers to deliver and manage applications as services over the Internet. As part of this acquisition, we acquired ALTiS version 4.x, an in-process research and development project comprised of a software management and deployment platform that can be used by both application service providers and enterprise information technology departments to manage the deployment, installation and use of remote applications on remote Windows PCs. We expect the project to be completed and to begin contributing to consolidated revenues by the end of the second quarter of 2001.

     - ARCHITEL SYSTEMS CORPORATION, acquired on July 1, 2000, was a global leader in software systems that allow service providers to provide Internet and other next-generation Internet Protocol or IP services. As part of this acquisition, we acquired three in-process research and development projects. Automated Service Activation Program is software that allows communication providers to activate services instantly for their customers and quickly realize revenues, while improving customer service and reducing costs. The project was completed and began contributing to consolidated revenues in the third quarter of 2000. Objectel version 2.4 is a software system that provides accurate inventory management, which enables real-time, flow-through network and service provisioning. The project was completed and began contributing to consolidated revenues in the fourth quarter of 2000. Order Management System version 1.7 is a software system that reduces service delivery times, operating costs and time to market for new services by automating network and service provisioning processes. We expect the project to be completed and to begin contributing to consolidated revenues in the first quarter of 2001.

     - CORETEK, INC., acquired on June 23, 2000, was a developer of strategic optical components. As part of this acquisition, we acquired three in-process research and development projects. Gain Tilt Monitor is a low-end wavelength monitor solution that provides a measure of relative power accuracy per channel in Dense Wavelength Division Multiplexing systems. Optical Performance Monitor is a high-end wavelength monitor. Laser Locker Card is a tunable laser configuration with an optical feedback loop for wavelength locking. We expect all three projects to be completed and to begin contributing to consolidated revenues by the second quarter of 2001.

     - XROS, INC., acquired on June 2, 2000, was a developer of second-generation, large-scale, fully photonic switching. As part of this acquisition, we acquired X-1000, an in-process research and development project comprised of an all-optical cross-connect system for fiber-optic networks. We expect the project to be completed and to begin contributing to consolidated revenues in the second half of 2001.

     - PROMATORY COMMUNICATIONS, INC., acquired on March 23, 2000, was a developer of Digital Subscriber Line platforms for high-speed Internet access. As part of this acquisition, we acquired the Intelligent Multiservice Access System-5.0 suite of products, an in-process research and development project which delivers business and residential-class Digital Subscriber Line services and accommodates all varieties of Digital Subscriber Lines with direct integration into the optical Internet backbone. The initial 5.0 release was completed and began to contribute to consolidated revenues in the third quarter of 2000.

     - CLARIFY INC., acquired on March 16, 2000, was a provider of eBusiness front office solutions. As part of this acquisition, we acquired FrontOffice Release 9.0, an in-process research and development project comprised of a fully scalable Customer Relationship Management software product that allows companies to effectively manage all aspects of the customer relationship throughout the customer lifecycle. The project was completed and began to contribute to consolidated revenues in the second quarter of 2000. A subsequent release was completed and began to contribute to consolidated revenues in the fourth quarter of 2000.

     - QTERA CORPORATION, acquired on January 28, 2000, was a producer of ultra-long-reach optical networking systems. As part of this acquisition, we acquired Photonic Networking Systems, an in-process research and development project comprised of ultra-long-reach optical networking systems. These systems allow for scalable optical Internet capabilities, which enable high performance, rapid wavelength provisioning and restoration, and low cost survivable bandwidth. We expect the project to be completed and to begin contributing to consolidated revenues in the second quarter of 2001.

     Nortel Networks Limited and its subsidiaries consummated all acquisitions completed prior to May 1, 2000. The Company has consummated all acquisitions since May 1, 2000 involving share consideration, while acquisitions not involving share consideration have continued to be consummated by Nortel Networks Limited or its subsidiaries. We intend to continue to acquire businesses in the future that offer the technology and/or resources that would enhance our ability to compete in existing markets or to exploit new market opportunities. However, the level of acquisition activity will depend on the level of volatility in the capital markets. Continued increased volatility in the capital markets in 2001 is expected to result in a slower pace of acquisition activity until such time as markets stabilize and volatility decreases.

     For information on risks associated with acquisitions, see "Forward-looking statements" on page 42.

     For additional information on our in-process research and development projects, see "In-process research and development" on page F-20 in Note 5 to the Consolidated Financial Statements.


Manufacturing expansion

     In November 1999, February 2000, and July 2000, we announced a series of investments in our optical networking and components business totaling $2,560 to, among other things, expand optical production capacity and capability in North America, Europe and Australia. Commencing in 1999, in our service provider and carrier segment, extraordinary increases in customer demand for optical networking systems began to exceed our ability to manufacture or otherwise obtain the necessary components and materials needed to supply these systems within customary delivery periods. This created a backlog of orders for our optical networking systems. By the end of the second quarter of 2000, we substantially reduced the prior backlog for optical networking systems and delivery periods have returned to more traditional levels.

     For additional information on manufacturing expansion initiatives, see "Liquidity and capital resources" on page 37.


Streamlining of business processes

     In order to improve our agility and flexibility in meeting customer demands for our products and network solutions, we undertook a transformation of our supply chain from a vertically integrated structure to a virtually integrated model commencing in January 1999. This strategy was designed to simplify and streamline our business and operations processes to better meet the rapidly changing needs and values of our customers worldwide. We accomplished the following key initiatives:

     - restructured our entire Global Operations organization around customers instead of products and brought together all elements of the supply chain under a single executive;

     - developed and enhanced our Internet ordering capability to provide a single point for order entry, order status, and invoice status for all customer orders;

     - completed the divestiture and outsourcing of specific operations in North America and Europe, on June 3, 2000, and in Turkey, on September 1, 2000, to Solectron Corporation, an electronics manufacturing services company offering a full range of integrated supply-chain solutions. This divestiture and outsourcing transaction represented the fulfillment of substantially all of our operations strategy announced in January 1999; and

     - On November 4, 2000, we outsourced certain global information services functions to Computer Sciences Corporation, an arrangement estimated to be worth $3,000 over seven years. Computer Sciences Corporation will directly support our information services organization and deliver global desktop and help support, computer infrastructure management, legacy application development, and support and data center management to our employees.

     We intend to continue to streamline the business by removing administrative complexities, driving efficiencies and eliminating redundancies, managing technological transitions, and by shifting resources from low growth and mature businesses to high growth core businesses.


DEVELOPMENTS IN 2001

     - Subsequent to the Company's February 15, 2001 announcement in which the Company provided new guidance for financial performance for the fiscal year and first quarter 2001, the Company and certain of its officers and directors have been named as defendants in a number of putative class action lawsuits. These lawsuits, which have been filed through February 28, 2001 in the United States and Canada on behalf of shareholders who acquired the Company's common shares as early as November 1, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws. The Company intends to vigorously defend all such served actions.

     - In light of the current economic environment, in the United States, and in order to optimize profitability and drive efficiencies in its business, on February 15, 2001, the Company announced an estimated reduction for 2001 of approximately 10,000 employees. The number of affected employees is expected to be minimized as a result of normal attrition, including retirement.

     - On February 13, 2001, the Company acquired JDS Uniphase Corporation's Zurich, Switzerland-based subsidiary, as well as related assets in Poughkeepsie, New York. The Zurich subsidiary was a designer and manufacturer of strategic 980 nanometer pump-laser chips, which provide the energy source by which light is strengthened as it is transmitted on fiber between cities or buildings. The acquisition was completed by way of a merger of the Zurich subsidiary with and into an indirect, wholly owned subsidiary of the Company. Pursuant to the terms of the agreement between the parties, approximately 65.7 million of the Company's common shares were issued to JDS Uniphase on closing. In addition, up to an additional 16.4 million of the Company's common shares will be payable after December 31, 2003, to the extent Nortel Networks does not meet certain purchase commitments from JDS Uniphase by that date.

     - On February 8, 2001, Nortel Networks Limited, a wholly owned subsidiary of the Company, completed an offering of $1,500 of 6.125 percent notes, which mature on February 15, 2006. The notes will pay interest on a semi-annual basis on February 15 and August 15, beginning on August 15, 2001. The notes are redeemable, at any time at Nortel Networks Limited's option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a "make-whole" premium.


FINANCIAL HIGHLIGHTS IN 2000

     We reported substantial revenue growth in 2000. However, due to costs associated with our acquisitions over the past three years, in the current year we reported a net loss applicable to common shares of $3,470, or $1.17 per common share (diluted). Excluding the impact of Acquisition Related Costs (in-process research and development expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation, and certain of the one-time gains and charges, in the current year we reported net earnings from operations applicable to common shares of $2,307, or $0.74 per common share (diluted).

RESULTS OF OPERATIONS

SERVICE PROVIDER AND CARRIER SEGMENT - This operating segment delivers network solutions that are used by incumbent and competitive local exchange carriers, interexchange carriers, global carriers, wireless network providers, Internet service providers, application service providers, resellers, public utilities, cable television companies, content service providers, and hosting service providers to interconnect access lines. The service provider and carrier segment also delivers transmission facilities to provide local or long-distance services, wireless communications systems and products to transport data, voice, and video communications between locations within a city or between cities, countries, or continents.

ENTERPRISE SEGMENT - This operating segment delivers solutions consisting of web-response centers; advanced speech recognition systems; Internet and data networking solutions; Open IP systems; eBusiness solutions including call centers, interactive voice response systems; and telephony communications solutions. Enterprise segment customers are generally large enterprises and their branch offices, small businesses and home offices, as well as government, education and utility organizations.

CORPORATE AND OTHER SEGMENT - This non-operating segment represents revenues from business units below ten percent of the Company's consolidated revenues, primarily divested businesses. This segment also includes corporate services, the organization that manages our centralized internal functions. Costs not charged to the operating segments, primarily the amortization of goodwill and other intangible assets and in-process research and development expense, remain within the corporate and other segment.


REVENUES BY SEGMENT

                                         For the years ended December 31,(1)
                               --------------------------------------------------------
                                          % of                % of                % of
                                 2000     total     1999      total     1998      total
                               -------    -----   -------     -----   -------     -----
Service provider and carrier   $24,925      82    $16,256       76    $13,063       77
Enterprise                       5,342      18      4,951       23      3,670       22
Corporate and other                  8       -         80        1        124        1
                               -------     ---    -------      ---    -------      ---
Consolidated                   $30,275     100    $21,287      100    $16,857      100
                               =======     ===    =======      ===    =======      ===


(1) We have reclassified revenues by segment for certain comparative amounts to reflect the evolution of certain businesses within the management structure. The primary effect of this reclassification was to move certain businesses among the segments to more closely align the businesses with their primary customers.


CONSOLIDATED

Comparison of 2000 to 1999

     The $8,988, or 42 percent, revenue growth in 2000 compared to 1999, was primarily due to substantial increases in service provider and carrier segment revenues and higher enterprise segment revenues. Consolidated revenues increased as a result of increases in sales volume and new product introductions, slightly offset by price reductions and a sharp decrease in corporate and other segment revenues.

     We have seen a rapid and increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect this economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We expect that certain network operators will have difficulty accessing the capital markets in 2001 until financial markets recover. On February 15, 2001, we announced that we expect revenue growth in 2001 will be considerably less than we experienced during 2000. We cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business.

Comparison of 1999 to 1998

     The $4,430, or 26 percent, revenue growth in 1999 compared to 1998, was attributable to substantial increases in service provider and carrier segment and enterprise segment revenues from new product introductions and increases in sales volume, marginally offset by price reductions and divestitures. The revenue increases were marginally offset by a sharp decrease in corporate and other segment revenues.


SERVICE PROVIDER AND CARRIER

Comparison of 2000 to 1999

     The $8,669, or 53 percent, revenue growth in 2000 compared to 1999, was largely driven by substantial growth in sales of optical networking solutions, mobility solutions, and high-speed Internet access solutions, and significant growth in sales of core switching solutions. The considerable increase in sales of optical networking systems was driven by substantial growth across all regions, particularly in the United States, Europe, and the Caribbean and Latin America region. Overall, sales of Optical Internet solutions exceeded $10 billion for 2000. The considerable increase in sales of mobility solutions was driven by substantial growth in the United States, Europe, and the Caribbean and Latin America region. The significant increase in sales of core switching solutions was primarily driven by considerable growth in the United States, Europe, and the Caribbean and Latin America region.


Comparison of 1999 to 1998

     The $3,193, or 24 percent, revenue growth in 1999 compared to 1998, was largely driven by substantial growth in sales of optical networking systems and high-speed Internet access solutions. The considerable increase in sales of optical networking systems was driven by substantial growth across all regions. The substantial increase in sales of high-speed Internet access solutions was also driven by growth across all regions with substantial growth in the United States, the Caribbean and Latin America region, Europe, and Canada. In addition, sales of mobility solutions increased significantly in 1999 compared to 1998, primarily due to a substantial increase in sales in the Asia Pacific region and a significant increase in sales in the United States, which more than offset a substantial decline in sales of mobility solutions in the Caribbean and Latin America region, primarily in Brazil and Colombia.


ENTERPRISE

Comparison of 2000 to 1999

     The $391, or 8 percent, revenue growth in 2000 compared to 1999, was due to the consolidation of certain joint ventures effective January 1, 2000 and substantially higher eBusiness solutions revenues, partially offset by lower voice and data networking infrastructure solutions revenues. The substantial growth in eBusiness solutions was driven by considerable growth in the United States, Europe, and the Asia Pacific region. The decline in voice and data networking infrastructure solutions sales was primarily due to significant declines in the United States and Europe (excluding the impact of the joint venture consolidations).


Comparison of 1999 to 1998

     The $1,281, or 35 percent, revenue growth in 1999 compared to 1998, was largely driven by a substantial increase in enterprise data networking revenues due to the acquisition of Bay Networks, Inc., resulting in higher sales of local area networks and data switching systems primarily in the United States and Europe. This revenue growth was also attributable to a significant increase in sales of enterprise voice applications, with significant increases in Europe, increases in the United States, and substantial increases in the Asia Pacific region, which more than offset a substantial decline in sales of enterprise voice applications in Canada.

REVENUES BY GEOGRAPHIC AREA

                                    For the years ended December 31,(1)
                            ---------------------------------------------------
                                       % of              % of              % of
                              2000     total    1999     total     1998    total
                            -------    -----  -------    -----  -------    -----
United States               $18,150      60   $12,758      60   $ 9,839      58
Canada                        1,665       5     1,434       7     1,362       8
Other countries              10,460      35     7,095      33     5,656      34
                            -------     ---   -------     ---   -------     ---
Total                       $30,275     100   $21,287     100   $16,857     100
                            =======     ===   =======     ===   =======     ===


(1) Revenues are attributable to geographic areas based on the location of the customer.

Comparison of 2000 to 1999

United States

     The $5,392, or 42 percent, revenue growth in 2000 compared to 1999, was due to a substantial increase in revenues in the service provider and carrier segment, partially offset by a modest decline in sales in the enterprise segment. This increase primarily resulted from substantially higher sales to interexchange carriers, purchasers of mobility solutions, and regional Bell operating companies.

     As a result of the rapid and increasingly severe United States economic downturn, we expect 2001 United States revenue growth rates over 2000, as a percentage, will be considerably less than we experienced during 2000 over 1999. The downturn in the United States economy in the first quarter of 2001 could affect economies in Canada, Europe and other countries and geographic regions in which we conduct business.

     For the years ended December 31, 2000, 1999, and 1998, total revenues in the United States by point of origin (the location of the selling organization) were $20,044, $14,436, and $11,829, respectively.


Canada

     The $231, or 16 percent, revenue growth in 2000 compared to 1999, was primarily due to a considerable increase in sales in the service provider and carrier segment, and moderately higher enterprise segment sales in 2000 compared to 1999. This revenue growth was primarily related to substantially higher sales to customers other than Bell Canada and its related companies, and a slight increase in sales to Bell Canada and its related companies in 2000, compared to 1999. To the extent that the United States economic downturn affects the Canadian economy, the networking industry in general, and demand for our products and services in particular, is likely to be negatively affected.


Other countries

     The $3,365, or 47 percent, revenue growth in 2000 compared to 1999, was primarily due to substantial increases in sales in Europe, the Caribbean and Latin America region, and the Asia Pacific region. The overall growth in revenues in 2000, compared to 1999, was driven by considerably higher service provider and carrier segment sales in Europe, the Asia Pacific region, and the Caribbean and Latin America region. In addition, enterprise segment sales in Europe increased substantially due to the joint venture consolidations. To the extent that the United States economic downturn affects the economies in Europe, the Caribbean and Latin America region and the Asia Pacific region, the networking industry in general, and demand for our products and services in particular, is likely to be negatively affected.

Comparison of 1999 to 1998

United States

     The $2,919, or 30 percent, revenue growth in 1999 compared to 1998, was primarily the result of substantially increased revenues in the service provider and carrier segment and enterprise segment. This increase primarily resulted from substantially higher sales to interexchange carriers, other United States customers, and distributors, which more than offset significantly lower sales to regional Bell operating companies.


Canada

     The $72, or 5 percent, revenue growth in 1999 compared to 1998, was due to improved sales in the service provider and carrier segment, partially offset by a decrease in sales in the enterprise segment. Sales in 1999 to Bell Canada and its related companies were essentially flat, while sales to other Canadian customers were higher compared to 1998.


Other countries

     The $1,439, or 25 percent, revenue growth in 1999 compared to 1998, was due to considerable increases in sales in Europe and the Asia Pacific region. Sales in the Caribbean and Latin America region were essentially flat due to decreased sales in Colombia, largely offset by increases in other Caribbean and Latin America countries. The overall growth in revenues in 1999, compared to 1998, was driven by substantially higher sales in the service provider and carrier and enterprise segments.


GROSS PROFIT

                                          For the years ended December 31,
                                    -------------------------------------------
                                      2000              1999              1998
                                    -------           -------           -------
Gross profit                        $13,172           $ 9,224           $ 7,212
Gross margin                          43.5%             43.3%             42.8%


Comparison of 2000 to 1999

     Gross profit increased substantially in 2000 compared to 1999, while gross margin was essentially flat. The increase in gross profit of $3,948, or 43 percent, in 2000 compared to the same period in 1999, was primarily the result of a substantial gross profit increase in the service provider and carrier segment and slightly higher gross profit in the enterprise segment. The substantial increase in gross profit in the service provider and carrier segment in 2000 was largely due to higher gross profit from optical networking, core switching and mobility solutions, slightly offset by a decline in high-speed Internet access solutions gross profit. The slight increase in gross profit in the enterprise segment was primarily attributable to a substantial increase in gross profit from eBusiness solutions, which was partially offset by a significant decline in gross profit from sales of voice and data networking infrastructure solutions. The lower gross profit realized from sales of voice and data networking infrastructure solutions in the enterprise segment was a result of competitive pricing pressures and less favourable product mix as compared to the same period in 1999.

     Overall, gross margin increased in 2000 by 0.2 percentage points compared to 1999, reflecting comparable pricing for certain of our products and a similar product mix. Although competitive pricing pressures continue, particularly with respect to sales of mobility solutions, overall we were able to mitigate such pricing pressures through increased sales of higher-margin products and manufacturing and other cost-reduction programs. However, we expect a slight decline in gross margin in 2001. Gross margin may be affected by the introduction of new products, product mix, continued expansion into new markets, increases in products manufactured by competitors or other suppliers in network solutions which we offer, fixed costs, and increases in material or labour costs.

Comparison of 1999 to 1998

     The $2,012 increase in gross profit in 1999, compared to 1998, was primarily driven by the service provider and carrier and enterprise segments. Optical networking systems and high-speed Internet access solutions largely drove the favourable sales mix in 1999 in the service provider and carrier segment. Enterprise data networks largely drove the improved gross profit in 1999 in the enterprise segment. Gross margin for 1999 increased by 0.5 percentage points compared to 1998.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

                                                For the years ended December 31,
                                                --------------------------------
                                                  2000        1999        1998
                                                -------     -------     -------
Selling, general and administrative expense     $5,696      $3,979      $2,983
  As a percentage of revenues                    18.8%       18.7%       17.7%


Comparison of 2000 to 1999

     In 2000, selling, general and administrative expense, or SG&A expense, increased by $1,717, and as a percentage of revenues increased by 0.1 percentage point, compared to 1999. The increased SG&A expense as a percentage of revenues for 2000 primarily reflected a higher percentage of SG&A expense in the enterprise segment, largely due to higher expense rates as a percentage of revenues associated with companies we acquired, slightly offset by a lower percentage of SG&A expense in the service provider and carrier segment, largely as a result of the increased growth in service provider and carrier segment revenues, more than offsetting the absolute dollar increase in SG&A expense within the service provider and carrier segment. The increase in SG&A expense in 2000 reflected increased customer financing provisions and increased investment in our sales force to support our global growth and strategic acquisitions.

     Although SG&A expense in absolute dollars is expected to continue to increase in future periods, we expect to focus on reducing SG&A expense as a percentage of revenues, by driving efficiencies, eliminating redundancies, managing technological transitions, and streamlining operations and activities that are not aligned with our core markets and strategies.


Comparison of 1999 to 1998

     In 1999, SG&A expense increased by $996, and as a percentage of revenues increased by 1.0 percentage point, compared to 1998. The increased SG&A expense, as a percentage of revenues, primarily reflected the higher SG&A expense associated with Bay Networks, which traditionally had higher spending levels, as a percentage of revenues. Also contributing to the SG&A expense increase were expenditures incurred to support our global marketing programs, including eBusiness initiatives. The increase in SG&A expense also reflected a modest increase in service provider and carrier segment costs due to increased customer financing activities. This resulted in higher levels of customer specific provisioning consistent with our accounting practice.


RESEARCH AND DEVELOPMENT EXPENSE

                                              For the years ended December 31,
                                             -----------------------------------
                                               2000          1999          1998
                                             ------        ------        ------
Research and development expense             $4,005        $2,992        $2,532
  As a percentage of revenues                 13.2%         14.1%         15.0%


Comparison of 2000 to 1999

     In 2000, research and development expense increased by $1,013, and as a percentage of revenues decreased by 0.9 percentage points, compared to 1999. This increased investment in research and development was primarily attributable to new equipment, process development, and advanced capabilities and services for a broad array of applications in the service provider and carrier segment including optical networking, mobility solutions, core data networking, and other ongoing programs. In the enterprise segment, investment in research and development was primarily attributable to data networking infrastructure solutions and Internet Protocol technologies. The decrease of 0.9 percentage points in research and development expense as a percentage of revenues for 2000 compared to 1999, was primarily due to the significant growth in consolidated revenues for 2000 exceeding the absolute dollar growth in research and development expense. Research and development expense in absolute dollars is expected to continue to increase in 2001, however, as a percentage of revenue is expected to decrease in 2001 as our revenue increases.


Comparison of 1999 to 1998

     In 1999, research and development expense increased by $460, and as a percentage of revenues decreased by 0.9 percentage points, compared to 1998, reflecting substantial increases in revenues in the service provider and carrier segment and enterprise segment. This increased investment in research and development was attributable to new equipment, process development, and advanced capabilities and services for a broad array of applications in the enterprise segment, including data networking infrastructure solutions and Internet Protocol technologies, and to increases in support of optical networks, core data networks, and other ongoing programs in the service provider and carrier segment.


IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE AND AMORTIZATION OF INTANGIBLES

                                                For the years ended December 31,
                                                --------------------------------
                                                    2000      1999      1998
                                                   ------    ------    ------
In-process research and development expense        $1,491    $  252    $1,756
Amortization of intangibles
   Acquired technology                             $  869    $  686    $  228
   Goodwill                                        $3,944    $1,207    $  423


     In 2000, in-process research and development expense reflected increased acquisition activity during the year primarily related to the acquisitions of Qtera, Alteon, Xros, and CoreTek. In 1999, in-process research and development expense related primarily to the acquisitions of Shasta Networks, Inc. and Periphonics Corporation. In 1998, in-process research and development expense related primarily to the acquisition of Bay Networks, Inc.

     The amortization of acquired technology for 2000, 1999, and 1998 primarily reflected the charge related to the acquisition of Bay Networks. As at December 31, 2000, 1999, and 1998, the capitalized amount of acquired technology - net was $1,196, $1,202, and $1,822, respectively.

         The amortization of goodwill for 2000 primarily reflected the charges related to the acquisitions of Bay Networks, Qtera, Xros, Clarify, and Alteon. The amortization of goodwill for 1999 and 1998 primarily reflected the charges related to the acquisition of Bay Networks. As at December 31, 2000, 1999 and 1998, the capitalized amount of goodwill - net was $17,770, $5,093, and $5,802, respectively.

     The above impacts to our results of operations are primarily a result of the increased number of acquisitions completed from 1998 to 2000 compared to previous years. Though we anticipate a slower pace of acquisition activity in 2001 compared to 2000, the amortization of intangibles for acquisitions completed from 1998 to 2000 will continue to impact results of operations as they are amortized over a period of two to five years from the date of acquisition.

     On a pro forma basis, if the acquisitions we completed in 2000 had occurred on January 1, 2000, the amortization of goodwill and acquired technology would have increased by approximately $2,455, for the year ended December 31, 2000.

SPECIAL CHARGES

2000

     In the year ended December 31, 2000, we recorded special charges aggregating to $271 relating to restructuring and other charges.

     Special charges were primarily related to workforce reduction costs associated with restructuring activities involving approximately 2,000 employees in connection with the implementation of our initiative to strategically realign resources into high growth areas of the business in response to shifts in customers' needs and transitions from older to newer technologies across our product portfolio and to drive efficiencies and reduce redundancies in our business; the outsourcing of approximately 2,000 employees related to certain Information Services functions as part of the outsourcing of non-core corporate services which began in the third quarter of 1999; as well as a reduction of the goodwill related to Matra Nortel Communications S.A.S. as a result of a change in its business mandate from its original product focus.

     The remaining cash outlays of $48 related to the above restructuring activities will occur during the first and second quarters of 2001 and will be funded from operating cash flows. Workforce reduction cost benefits as a result of the restructuring activities related to the strategic realignment of resources are expected to be partially offset by costs associated with workforce increases in the higher growth areas of the business. Workforce reduction cost benefits as a result of the outsourcing of certain Information Services functions will result in a reduction of employee expense beginning in the first quarter of 2001. The reduction in employee expense will be partially offset by the costs associated with fees paid to contracted parties.

     On February 15, 2001, as part of our initiatives to optimize profitability and drive efficiencies in the business, the Company announced an estimated reduction for 2001 of approximately 10,000 employees, and we will be recording a charge in 2001. The number of affected employees is expected to be minimized as a result of normal attrition, including retirement. Depending on the current economic and market uncertainty and the requirements of our streamlining initiatives, additional charges may be incurred.


1999

     In the year ended December 31, 1999, we recorded special charges aggregating to $160 relating to restructuring costs.

     Special charges were primarily related to workforce reduction costs associated with restructuring activities involving our exit of the Satellite and Time Division Multiple Access small switch operations within the service provider and carrier segment, and the Consumer Products and Open Speech operations within the enterprise segment, as well as restructuring activities involving the consolidation of the Broadband Wireless Access operations, and the streamlining of the service provider and carrier segment manufacturing operations related to our operations strategy announced in January 1999. Also reflected in the 1999 restructuring costs were charges associated with our initiative to realign resources into growth areas in response to industry shifts as well as to create efficiencies within existing organizations. This initiative impacted various organizations within the service provider and carrier segment and the enterprise segment largely within North America including the Mobility, Marketing and Communications, Global Service and Portfolio Networks organizations. We also restructured, for purposes of outsourcing, our corporate processes including a portion of our payroll, accounts payable, training, and resourcing functions.

     The remaining cash outlays of $28 related to the above restructuring activities will occur during the first quarter of 2001 and will be funded from operating cash flows. Workforce reduction cost benefits related to our exit of the Satellite and Time Division Multiple Access small switch operations, and the Consumer Products and Open Speech operations resulted in a reduction in employee expense, as did the consolidation of the Broadband Wireless Access operations. Workforce reduction benefits due to resource realignment initiatives were offset by additional workforce costs as the workforce was refocused onto higher growth areas of the business. Workforce reduction cost benefits associated with the restructuring of corporate processes resulted in reduced employee expense, which was partially offset by the costs associated with fees paid to contracted parties. In conjunction with the restructuring activities outlined above, we recorded various provisions to write-down redundant buildings and equipment, and accrued various amounts related to contract and lease settlement costs. The annual depreciation and costs associated with the buildings and equipment, and lease obligations will not have a significant impact on future results. The net decrease in costs as a result of the restructuring activities outlined above impacted cost of revenues, and selling, general and administrative expense.


1998

     In the year ended December 31, 1998, we recorded special charges aggregating to $313 relating to restructuring costs and other charges. All cash outlays relating to the 1998 special charges had been paid as at December 31, 2000.

     The restructuring activities noted above have not had and are not expected to have a significant impact on our business, results of operations, and financial condition.

     For additional information related to these restructuring activities see "Special charges and one-time costs" on page F-23 in Note 7 to the Consolidated Financial Statements.


GAIN ON SALE OF BUSINESSES

     As part of our operations strategy, we also reported a net gain on sale of businesses of $174 in 2000 related primarily to the divestiture of certain manufacturing operations and tangible and intangible assets, $131 in 1999 related primarily to the divestiture of our manufacturing and repair operations and assets, including the sale of common shares in Brock Telecom Limited, and $258 in 1998 related primarily to the sale of our Advanced Power Systems business.


OTHER INCOME - NET

     In 2000, other income - net increased to $875 compared to $219 in 1999. This $656 increase related to a $513 pre-tax ($344 after-tax) gain from the sale of a portion of our share ownership in Entrust Technologies, Inc. in the first quarter of 2000. The increase also related to a $169 pre-tax ($116 after-tax) gain due to a reduction in our investment in Entrust Technologies from 33.5 percent to 27.0 percent primarily as a result of Entrust Technologies issuance of common shares in connection with its acquisition of enCommerce, Inc. in the third quarter of 2000.


INCOME TAX PROVISION

     Our effective tax rates for the years ended December 31, 2000, 1999, and 1998 were 32.0 percent, 34.3 percent, and 33.3 percent, respectively, excluding the impact of after-tax charges of Acquisition Related Costs, stock option compensation and, where applicable, certain of the one-time gains and one-time charges. The lower effective tax rate for 2000 compared to 1999, and the higher effective tax rate for 1999 compared to 1998, primarily reflected changes in geographic earnings mix. The income tax provision for 2000 increased by $552 compared to 1999, primarily as a result of the increase in earnings before tax, excluding certain Acquisition Related Costs.

     Our earnings are subject to different effective tax rates in each of the countries in which we operate. A change in our overall tax rate can result when there is a change in the geographic earnings mix.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents ("cash") were $1,644 at December 31, 2000, a decrease of $509 from December 31, 1999, primarily as a result of increases in inventory and accounts receivable and cash flows used to fund capital expenditures.

     Cash flows from operating activities were $40 for the year ended December 31, 2000. Cash flows from operating activities resulted from net earnings of $3,596, adjusted for non-cash items, substantially offset by the use of cash related to operating assets and liabilities. The use of cash in operating assets and liabilities was primarily the result of increases in inventories, other operating assets and liabilities and accounts receivable, partially offset by increases in accounts payable and accrued liabilities, during the period. The increase in other operating assets and liabilities was primarily due to a miscellaneous receivable amount related to outsourcing activities. The increases in inventories and accounts receivable were primarily due to planned growth in the business.

         Cash flows used in investing activities were $921 for the year ended December 31, 2000. The use of cash was primarily due to expenditures for plant and equipment, and a net increase in long-term receivables during the period, partially offset by proceeds from sales of businesses and investments. Expenditures for plant and equipment were $1,887 for the year ended December 31, 2000 and largely reflected capital investments to increase the production capacity for optical networking systems and components. We have increased our internal manufacturing capacity in order to meet the increased demand for optical networking systems. On February 14, 2000, we announced that we would invest $260 in optical networking and components, in addition to the $400 investment announced in November 1999, to, among other things, build new facilities in Canada, expand existing facilities in Europe, and increase our supply chain and customer service capabilities in the United States. The $660 investment related to the above announcements has been completed and no additional cash outlays are expected in 2001. In addition, on July 24, 2000, we announced a $1,900 investment to, among other things, expand optical components and systems production capacity and capability in North America, the United Kingdom and Australia. Cash outlays related to this announcement will continue in 2001 as expansion occurs in a manner that is consistent with growth in the optical networking market. The net increase in long-term receivables during the period was approximately $693, primarily attributable to increased funding of customer financings. Proceeds from sales of businesses and investments were $1,688. The proceeds related primarily to the sale of a portion of our share ownership in Entrust Technologies for aggregate proceeds of $527 and the divestiture of certain manufacturing operations and assets for aggregate proceeds of $929.

     Cash flows generated from financing activities were $397 for the year ended December 31, 2000. Cash flows resulted from the issuance of our common shares, primarily related to the exercise of stock options, and net increases in notes payable during the period, partially offset by dividends paid on common shares.

     Through our subsidiaries, as at December 31, 2000, we had the ability to offer from time to time up to an aggregate of $2,500 of debt securities and warrants to purchase debt securities, pursuant to a shelf registration statement filed with the United States Securities and Exchange Commission. On February 8, 2001, Nortel Networks Limited, a subsidiary of the Company, completed an offering of $1,500 of 6.125 percent notes to mature on February 15, 2006. The notes will pay interest on a semi-annual basis on February 15 and August 15, beginning on August 15, 2001. The notes are redeemable, at any time at Nortel Networks Limited's option, at a redemption price equal to the principal amount plus accrued and unpaid interest and a "make-whole" premium. The net proceeds from the sale of the notes will be used by Nortel Networks Limited and its affiliates for general corporate purposes.

     Additionally, Nortel Networks Limited has also filed in each of the provinces of Canada a short form prospectus under the Canadian shelf prospectus program qualifying it to issue up to $500 Canadian of debt securities and warrants to purchase debt securities. This program will expire on February 23, 2002.

     On April 12, 2000, we entered into new 364-day syndicated credit agreements, which permit borrowings in an aggregate amount not to exceed $1,250, and new five-year syndicated credit agreements, which permit borrowings in an aggregate amount not to exceed $750.

     The total debt to total capitalization ratio of the Company was 6 percent at December 31, 2000, compared to 10 percent at December 31, 1999, and 11 percent at December 31, 1998. The decrease in the total debt to total capitalization ratio at December 31, 2000, compared to December 31, 1999, was primarily due to the issuance of common shares in connection with acquisitions and the exercise of stock options, as the debt level has remained substantially unchanged. The total debt to total capitalization ratio, after giving effect to the note offering of $1,500 described above, would have been 10 percent as at December 31, 2000 on a pro forma basis.

     The competitive environment in which we operate requires that we, and many of our principal competitors, provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for certain non-product and service costs associated with network installation and integration of our products and services, and financing for working capital purposes and equity financing. We have traditionally been able to place a large amount of our customer financings with third-party lenders. However, we anticipate that, due to the larger amounts of financing we expect to provide and the higher risks typically associated with such financings (particularly when provided to start-up operations such as competitive local exchange carriers, to customers in developing countries, or to specific areas of the industry such as turnkey construction of new networks and/or third-generation, or 3G, wireless customers which are in their early stages of development), we will be required to directly support, for at least the initial portion of their term, a significantly greater amount of such financings. We expect to continue to provide customer financing to strategic start-up customers and for turnkey construction of new networks, particularly 3G wireless operators. At December 31, 2000, we had entered into certain financing agreements of which the remaining future provision of unfunded customer financing was up to approximately $4,100, not all of which is expected to be drawn upon. We expect to continue to arrange for third-party lenders to assume our customer financing obligations and to fund other customer financings from working capital and conventional sources of external financing in the normal course. We may be required to continue to hold certain customer financing obligations for longer periods prior to placement with third-party lenders, due to recent economic uncertainty in various countries and reduced demand for financings in capital and bank markets. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks associated with 3G wireless operators, may require us to hold certain customer financing obligations over a longer term. As well, recently, certain competitive local exchange carriers have experienced financial difficulties. Should customers fail to meet their customer financing obligations to us, we could incur losses in excess of our provisions. In addition to acting selectively in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk. However, there can be no assurance that such measures will reduce or eliminate our exposure to customers' credit risk. Any unexpected developments in our customer financing arrangements could have a material adverse effect on our business, results of operations, and financial condition.

     We have entered into supply contracts with customers for products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build and operate networks on a turnkey basis. We have also entered into network outsourcing contracts with customers to operate their networks. These supply and network outsourcing contracts may contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages, the termination of the related supply or network outsourcing contract, and/or the reduction of shared revenues under a turnkey arrangement. Any unexpected developments in these supply and outsourcing contracts could have a material adverse effect on our business, results of operations, and financial condition.

     We believe that our current cash and cash equivalents, cash generated from operations, proceeds from the debt offering, potential proceeds from the sale of non-core businesses and/or investments, additional unused sources of cash available to us as outlined above and other conventional sources of external financing will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next twelve months.


MARKET RISK

     Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. To manage the risk from these fluctuations, we enter into various derivative-hedging transactions that we have authorized under our policies and procedures. We maintain risk management control systems to monitor market risks and counter-party risks. These systems rely on analytical techniques including both sensitivity analysis and value-at-risk estimations. We do not hold or issue financial instruments for trading purposes.

     For a discussion of our accounting policies for derivative financial instruments, see significant accounting policies on page F-9 in Note 2(m) to the Consolidated Financial Statements. Additional disclosure of our financial instruments is included on page F-40 in Note 19 to the Consolidated Financial Statements.

     We manage foreign exchange exposures using forward, cross currency swap, and option contracts to hedge firm sale and purchase commitments. Our most significant foreign exchange exposures are in the Canadian dollar, the United Kingdom pound, and the Euro. We enter into United States to Canadian dollar forward, option, and cross currency coupon swap contracts intended to hedge the United States to Canadian dollar exposure on future revenue and expenditure streams. We recognize the gains and losses on these contracts in income when the hedged transaction occurs.

     We continue to expand our business globally and, as such, an increasing proportion of our business will be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations, and financial condition. We endeavour to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our exposures to major currencies. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have foreign exchange exposure based upon, among other factors, the excess or deficiency of foreign currency receipts over foreign currency expenditures in each of our significant foreign currencies. Our significant currency flows for the year ended December 31, 2000 were in United States dollars, Canadian dollars, United Kingdom pounds, and the Euro. For the year ended December 31, 2000, the net impact of foreign exchange fluctuations was a gain of $10, compared to losses of $93 and $86, for 1999 and 1998, respectively. Given the devaluation of the Euro in 2000, and our exposure to other international markets, we continuously monitor all of our foreign currency exposures. We cannot predict whether we will incur foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations, and financial condition.

     We manage interest rate exposures using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. We manage these exposures using interest rate swaps and cross currency swaps, which reduce our cost of financing and the fluctuations in the aggregate interest expense. We book net settlements on these swap instruments as adjustments to interest expense.

     We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse changes in foreign exchange rates. The sensitivity analysis includes cash, short-term and long-term debt, and derivative instruments held at December 31, 2000 and 1999. The underlying cash flows that relate to the hedge of firm commitments are not included in the analysis. As at December 31, 2000 and 1999, based on a one-year time horizon, a ten percent adverse change in the exchange rates would result in a potential decrease in after-tax cash flows of approximately $86 and $23, respectively. This potential decrease would result primarily from our exposure to the Canadian dollar, the United Kingdom pound, and the Euro.

     We also use sensitivity analysis to measure our interest rate risk. As at December 31, 2000 and 1999, a 100 basis point adverse change in interest rates would not have a material effect on our business, results of operations, and financial condition.


LEGAL PROCEEDINGS

     Subsequent to the Company's February 15, 2001 announcement in which the Company provided new guidance for financial performance for the fiscal year and first quarter 2001, the Company and certain of its officers and directors have been named as defendants in a number of putative class action lawsuits. These lawsuits, which have been filed through February 28, 2001 in the United States and Canada on behalf of shareholders who acquired the Company's common shares as early as November 1, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws. The Company intends to vigorously defend all such served actions.

     On February 12, 2001, Nortel Networks Inc., an indirect subsidiary of the Company, was served with a consolidated amended class action complaint that purported to add the Company as a defendant to a lawsuit commenced in July 2000 against Entrust Technologies and three of its officers in the United States District Court of Texas, Marshall Division. The complaint alleges that Entrust Technologies, certain officers of Entrust Technologies and the Company violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust Technologies. The Company is alleged to be a controlling person of Entrust Technologies. We intend to vigorously defend this action.

     On March 4, 1997, Bay Networks announced that some of its shareholders had filed two separate lawsuits against Bay Networks and ten of Bay Networks' current and former officers and directors. Both lawsuits sought damages on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of May 1, 1995 through October 14, 1996. Shareholders filed one lawsuit in the United States District Court for the Northern District of California and alleged violations of the federal securities laws. In September 1998, the California District Court dismissed the plaintiffs' complaint, granting leave for the plaintiffs to amend the complaint. In November 1998, the California District Court ordered a stay of the proceedings until the United States Court of Appeals for the Ninth Circuit rendered a decision regarding pleading standards in securities litigation in an unrelated case involving Silicon Graphics, Inc. This decision was rendered on July 2, 1999 favourably to the defense, the plaintiffs filed a third amended complaint in December 1999, and the defendants filed a motion to dismiss on January 31, 2000. On August 17, 2000, the defendants' motion to dismiss was granted and on September 8, 2000, the plaintiffs filed a notice of appeal. The plaintiffs filed their opening brief in the Ninth Circuit Court of Appeals in January 2001. Plaintiffs filed the other lawsuit announced on March 4, 1997 in the California Superior Court, County of Santa Clara, alleging violations of the California Corporations Code. On April 18, 1997, a shareholder (represented by some of the same plaintiffs' law firms as in the cases discussed above) filed a second lawsuit in the California Superior Court, alleging violations of the federal securities laws and California Corporations Code by Bay Networks and nine of its current and former officers and directors. The second action before the California Superior Court sought damages on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. In April 1998, the California Superior Court granted the plaintiffs' motion to consolidate both actions before the California Superior Court, but denied the plaintiffs' motion for class certification. The plaintiffs in the consolidated California action appealed this decision. Oral arguments in this appeal were heard in November 1999. On January 19, 2000, the California Court of Appeals affirmed the order denying the class certification. The plaintiffs filed a petition for review with the California Supreme Court which was denied. A new group of plaintiffs, who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Superior Court on February 22, 2000 seeking to become the representatives of a class of shareholders. The motion and all other proceedings have been stayed pending determination of a request for reassignment of the matter to a new judge.

     In June 1993, certain holders of securities of Nortel Networks Limited commenced three class actions in the United States District Court for the Southern District of New York alleging that Nortel Networks Limited and certain of its officers violated the Securities Exchange Act of 1934 and common law by making material misstatements of, or omitting to state, material facts relating to its business operations and prospects and financial condition. The plaintiffs sought compensatory and punitive damages in each of the class actions. The Court subsequently consolidated all three actions and the Court permitted the plaintiffs to file a second consolidated amended complaint after the first consolidated amended complaint had been dismissed without prejudice. The Court denied in part and granted in part Nortel Networks Limited's motion challenging the sufficiency of the second consolidated amended complaint on August 19, 1994. Nortel Networks Limited filed an answer to this complaint on September 22, 1994. On February 24, 1995, the Court certified the consolidated action as a class action. On April 10, 1996, the Court granted a stipulation and order of dismissal permitting one of the named officers to be dismissed from the suit. On May 2, 1996, the plaintiffs filed a motion to file a third consolidated amended complaint. The Court denied in part and granted in part Nortel Networks Limited's motion challenging the sufficiency of the third consolidated amended complaint on March 24, 1999. On August 18, 1999 Nortel Networks Limited moved for summary judgment with respect to all claims in the case. On January 21, 2000, the Court heard arguments and on September 28, 2000 granted summary judgment and dismissed the consolidated actions. No appeal of the September 28, 2000 decision was filed.

     We are also a defendant in various other suits, claims, proceedings and investigations arising in the normal course of business.

     We cannot determine our total aggregate amount of monetary liability or the financial impact of these matters. We do not therefore know whether these actions will, individually or collectively, have a material adverse impact on our business, results of operations, and financial condition. Unless we have otherwise noted, we and any of our named directors and officers and those of any of our subsidiaries intend to vigorously defend these actions.


ENVIRONMENTAL MATTERS

     For a discussion of Environmental matters, see "Environmental matters" on page F-44 in Note 21 to the Consolidated Financial Statements.


EMPLOYEE BENEFIT PLANS

     Effective May 1, 2000, Nortel Networks introduced a balanced capital accumulation and retirement program and an investor capital accumulation and retirement program, to substantially all of our employees. Those employees who were already a member of one of the existing defined benefit pension plans on May 1, 2000 were entitled to elect to transfer to either of the new programs or remain in the existing defined benefit pension plans, which subsequent to May 1, 2000 became known as the traditional capital accumulation and retirement programs.

     In addition, the introduction of the balanced and investor programs affected the post-retirement benefits other than pensions and post-employment benefits offered to employees. Such benefits are based on length of service and rates of compensation. Employees who elected to stay in the traditional programs maintained their existing company sponsored post-retirement benefits. Employees who selected the balanced program maintained their eligibility for post-retirement benefits at reduced company rates, while employees who selected the investor program maintained their eligibility for post-retirement benefits at their own personal cost.

     The introduction of these two new programs was part of our initiative to create a financial rewards package designed to meet the different needs of employees across our businesses and across geographies, as well as to form part of a comprehensive compensation and benefits portfolio that is more suitable for a high-technology company.

     For more detailed information on our employee benefit plans, see "Employee benefit plans" on page F-32 in Note 16 to the Consolidated Financial Statements.


EUROPEAN MONETARY UNION AND THE EURO

     On January 1, 1999, eleven of the fifteen member states of the European Union adopted the Euro as their common legal currency and established fixed, irrevocable exchange rates between their legacy currencies and the Euro. A twelfth state (Greece) also adopted the Euro on January 1, 2001. Monetary policy for the twelve states (commonly known as "Euroland"), including money supply and official interest rates for the Euro, is the responsibility of the European Central Bank. Until 2002, parties may freely decide to conduct business in either a legacy currency or the cash-less Euro under the European Union principle of "no prohibition, no compulsion." Euro notes and coins will be introduced on January 1, 2002, and legacy currencies will cease to be legal tender by July 1, 2002. Direct and indirect taxation within Euroland remains the responsibility of each member state. The introduction of the Euro has not led directly to any taxation changes within member states; however, further developments within the Economic and Monetary Union may include harmonization of some taxes. We will closely monitor any resulting impact on our business operations.

     Following the necessary modifications to our Information Technology systems in 1998, we have been conducting business with our customers and suppliers in both the Euro and legacy currencies during 1999 and 2000. We anticipate that the use of legacy currencies during 2001 will gradually decrease in favour of the Euro as our customers and suppliers modify their own accounting systems.

     All corporate entities in Euroland are required to switch their accounting base from legacy currencies to the Euro not later than January 1, 2002. In accordance with our normal programs of improvements to accounting systems, we are currently implementing software releases in Europe which include facilities to provide a seamless transition of our accounting base from legacy currencies to the Euro during the second half of 2001. The incremental costs relating to the change of accounting base will be minor and are not expected to have any material impact on our business, results of operations, and financial condition in 2001.

     Based on current public information and our own analysis, the development of the Economic and Monetary Union and the introduction of the Euro have not had, and are not expected to have, a material adverse effect on our existing or future business, results of operations, and financial condition.


FORWARD-LOOKING STATEMENTS

     Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as "could," "expects," "may," "anticipates," "believes," "intends," "estimates," "plans," and similar expressions, are forward-looking statements. These address our business, results of operations, and financial condition, and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. In addition, we or others on our behalf may make other written or oral statements, which constitute forward-looking statements. This information and such statements are subject to important risks, uncertainties and assumptions, which are difficult to predict. The results or events predicted in these statements may differ materially from actual results or events. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors set forth below. We disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Acquisitions, rapid technological change and voice and data convergence. We expect that data communications traffic will grow substantially in the future compared to the modest growth expected for voice traffic. We expect the growth of data traffic and the use of the Internet to have a significant impact on traditional voice networks, both wireline and wireless, and we believe that this will create market discontinuities, which will drive the convergence of data and telephony and give rise to the demand for Internet Protocol (or IP)-optimized networking solutions and third generation, or 3G, wireless networks. Many of our traditional customers have already begun to invest in data networking and/or in transitioning from voice to include data traffic. We cannot be sure what the rate of such convergence will be due to the dynamic and rapidly evolving nature of the communications business, the technology involved and capital availability. Consequently, there is no assurance that the market discontinuities and the resulting demand for IP-optimized networking solutions or 3G wireless networks will continue to develop. Certain events (including the evolution of other technologies) may occur which would increase the demand for products based on other technologies and reduce the demand for IP-optimized networking solutions or 3G wireless networks. A lack of growth in the rate of data traffic, in the use of the Internet or in demand for IP-optimized networking solutions or 3G wireless networks in the future could have a material adverse effect on our business, results of operations, and financial condition.

     In order for us to take advantage of the anticipated growth in demand for IP-optimized networking solutions, we have made, and may continue to make, strategic acquisitions, involving significant risks and uncertainties. These risks and uncertainties include:

     - the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those needed to be successful in the industry;

     - the potential difficulties in completing in-process research and development projects;

     - the difficulty in integrating new businesses and operations in an efficient and effective manner;

     - the risks of our customers or customers of the acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition on our future product strategy;

     -    the potential loss of key employees of the acquired businesses; and

     - the risk of diverting the attention of senior management from the operation of our business, and the risks of entering new markets in which we have limited experience.

     We must also manage the growth of our business effectively. Our inability to successfully integrate significant acquisitions or to otherwise manage business growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

     The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to operate with products of other suppliers, and to address competing technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions and 3G, wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The success of new or enhanced products, including IP-optimized networking solutions and 3G wireless networks, depends on a number of other factors including the timely introduction of such products, market acceptance of new technologies and industry standards, the pricing and marketing of such products, and the availability of funding for such networks. An unanticipated change in one or more of the technologies affecting telecommunications and data networking, or in market demand for products based on a specific technology, particularly lower than anticipated demand for IP-optimized networking solutions or 3G wireless networks, could have a material adverse effect on our business, results of operations, and financial condition if we fail to respond in a timely and effective manner to such changes.

     Competition. Our principal competitors are large telecommunications equipment suppliers, such as Alcatel, Lucent Technologies Inc., Siemens Aktiengesellschaft, and Telefonaktiebolagat LM Ericsson, and data networking companies such as Cisco Systems, Inc. and Avaya Inc. Other principle competitors include providers of wireless networking, such as Nokia Corporation and Motorola, Inc. and providers of optical networking, including Fujitsu Limited and Marconi plc. Since some of the markets in which we compete are characterized by rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller niche market companies and start-up ventures are now and may become principal competitors in the future. One way to maximize market growth, enhance existing products and introduce new products is through acquisitions of companies, where advisable. These acquisitions may cause certain of our other competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, creating even more powerful or aggressive competitors.

         We expect that we will face additional competition from existing competitors and from a number of companies that have entered or may enter our existing and future markets. Some of our current and potential competitors have greater financial (which includes the ability to provide customer financing in connection with the sale of its products), marketing and technical resources. Many of our current and potential competitors have also established, or may in the future establish, relationships with our current and potential customers. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could have a material adverse effect on our business, results of operations, and financial condition.

     International growth and interest rates. We intend to continue to expand in international and emerging markets. In many international markets, long-standing relationships between our potential customers and their local providers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international growth opportunities may require significant investments for an extended period before we realize returns on such investments, if any. Increased investments may result in expenses growing at a faster rate than revenues. Such projects and investments could be adversely affected by:

     - reversals or delays in the opening of foreign markets to new competitors;

     -    exchange controls;

     -    currency fluctuations;

     -    investment policies;

     -    restrictions on repatriation of cash;

     -    nationalization of local industry;

     -    economic, social and political risks;

     -    taxation;

     -    interest rates; and

     -    other factors, depending on the country involved.

     Difficulties in foreign financial markets and economies and of foreign financial institutions, particularly in emerging markets, could adversely affect demand from customers in the affected countries. As a result of these risks, it is uncertain whether the recent economic recoveries in certain foreign countries, such as countries in the Asia Pacific and the Caribbean and Latin America regions, will continue. An inability to expand our business in international and emerging markets could have a material adverse effect on our business, results of operations, and financial condition.

     Foreign exchange. We continue to expand our business globally. Accordingly, an increasing proportion of our business may be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. Our primary currency exposures are to Canadian dollars, United Kingdom pounds and the Euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve.

     We try to minimize the impact of currency fluctuations through our ongoing commercial practices and by attempting to hedge our exposures to major currencies. In attempting to manage our foreign exchange risk, we identify operations and transactions that may have foreign exchange exposure based upon, among other factors, the excess or deficiency of foreign currency receipts over foreign currency expenditures in each of our significant foreign currencies. Given the increasing use of the Euro as a common currency for members of the European Union and its recent devaluation, and our exposure to other international markets, we continuously monitor all of our foreign currency exposures. We cannot predict whether foreign exchange losses will be incurred in the future, and significant foreign exchange fluctuations may have a material adverse effect on our business, results of operations, and financial condition.

         Fluctuations in operating results, general industry, market conditions and growth rates. Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our future operating results may be affected by various trends and factors that must be managed in order to achieve favourable operating results. The inability to forecast these trends and factors could have a material adverse effect on our business, results of operations, and financial condition. Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

     -    the impact of acquired businesses and technologies;

     - the introduction and market acceptance of new technologies and integrated networking solutions;

     -    variations in product costs and the mix of products sold;

     -    the size and timing of customer orders;

     -    manufacturing capacity and lead times; and

     -    fixed costs.

     In addition, there are trends and factors beyond our control, which may affect our operations. Such potential trends and factors include:

     - adverse changes in the conditions in the specific markets for our products;

     - visibility to, and the actual size and timing of, capital expenditures by our customers;

     - inventory practices, including the timing of deployment, of our customers;

     - the conditions in the broader market for communications, including data networking, computerized information access equipment and services, and the domestic or global economy generally;

     - governmental regulation or intervention affecting communications or data networking;

     - adverse changes in the public and private equity and debt markets and the ability of our customers and suppliers to obtain financing or to fund capital expenditures;

     -    adverse changes in the credit ratings of our customers and suppliers;
          and

     -    other factors.

     As a consequence, operating results for a particular period are difficult to predict. Any of the above factors could have a material adverse effect on our business, results of operations, and financial condition.

     We participate in a highly volatile and rapidly growing industry that is characterized by vigorous competition for market share and rapid technological development. Our industry is also subject to uncertainty over adoption of industry standards and protection of intellectual property rights. There can be no assurance that claims of intellectual property infringement will not be asserted against us or our customers in connection with their use of our products, and there can be no assurance as to the outcome of any such claims. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized computer systems and communications companies, which, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

     Consolidations in telecommunications industry. The telecommunications industry has experienced the consolidation of industry participants and we expect this trend to continue. We and one or more of our competitors may each supply products to the companies that have merged or will merge. This consolidation could result in purchasing decision delays by the merged companies and/or our playing a lesser role in the supply of communications products to the merged companies, and could have a material adverse effect on our business, results of operations, and financial condition.

     Uncertainties of the Internet. There are currently few laws or regulations that apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet in any country where we operate in respect of such technologies as voice over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunications industry. If a jurisdiction adopts such measures then we could experience both decreased demand for our products and increased costs of selling such products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on our business, results of operations, and financial condition.

     Stock price volatility. The Company's common shares have experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of our securities may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect the market price of our common shares.

     Employees. Competition for technical personnel in the high-technology industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel, particularly in high growth segments such as optical networking. To date, we believe that we have been successful in recruiting and retaining qualified employees. However, we may not be successful in retaining or recruiting qualified employees in the future and a failure to do so could have a material adverse effect on our business, results of operations, and financial condition.

     Increase in customer financing, customer credit risk and commitments. The competitive environment in which we operate requires that we, and many of our principal competitors, provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for certain non-product and service costs associated with network installation and integration of our products and services, and financing for working capital purposes and equity financing. We have traditionally been able to place a large amount of our customer financings with third-party lenders. However, we anticipate that, due to the larger amounts of financing we expect to provide and the higher risks typically associated with such financings (particularly when provided to start-up operations such as competitive local exchange carriers, to customers in developing countries, or to specific areas of the industry such as turnkey construction of new networks and/or third-generation, or 3G, wireless customers which are in their early stages of development), we will be required to directly support, for at least the initial portion of their term, a significantly greater amount of such financings. We expect to continue to provide customer financing to strategic start-up customers and for turnkey construction of new networks, particularly 3G wireless operators. We expect to continue to arrange for third-party lenders to assume our customer financing obligations and to fund other customer financings from working capital and conventional sources of external financing in the normal course. We may be required to continue to hold certain customer financing obligations for longer periods prior to placement with third-party lenders, due to recent economic uncertainty in various countries and reduced demand for financings in capital and bank markets. In addition, specific risks associated with customer financing including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks associated with 3G wireless operators, may require us to hold certain customer financing obligations over a longer term. As well, recently, certain competitive local exchange carriers have experienced financial difficulties. Should customers fail to meet their customer financing obligations to us, we could incur losses in excess of our provisions. In addition to acting selectively in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk. However, there can be no assurance that such measures will reduce or eliminate our exposure to customers' credit risk. Any unexpected developments in our customer financing arrangements could have a material adverse effect on our business, results of operations, and financial condition.

         We have entered into supply contracts with customers for products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build and operate networks on a turnkey basis. We have also entered into network outsourcing contracts with customers to operate their networks. These supply and network outsourcing contracts may contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages, the termination of the related supply or network outsourcing contract, and/or the reduction of shared revenues under a turnkey arrangement. Any unexpected developments in these supply and outsourcing contracts could have a material adverse effect on our business, results of operations, and financial condition.

     Component supply and manufacturing capacity. Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts from suppliers and internal manufacturing capacity. In the past, customer demand for optical networking systems exceeded our ability to supply these systems within customary delivery periods, creating a large backlog of orders for our optical networking systems. By the end of the second quarter of 2000, we substantially reduced the prior backlog for optical networking systems and delivery periods have returned to more traditional levels. We work closely with our suppliers to ensure increased capacity to meet increases in customer demand and also manage our internal manufacturing capacity and inventory levels as required. However, as new markets in which we participate grow quickly and competition for component supplies and capacity increases, there can be no assurance that we will not encounter component shortages in the future. In addition, our component suppliers may experience a consolidation in the industry, which may result in fewer sources of components. A reduction or interruption in component supply or a significant increase in the price of one or more components could have a material adverse effect on our business, results of operations, and financial condition or our relationships with our customers.


RECENT PRONOUNCEMENTS

     For a discussion of recent pronouncements, see "Recent pronouncements" on page F-10 in Note 2(q) to the Consolidated Financial Statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market risk" on page 39 in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
Independent Auditors' Report ............................................... F-1
Consolidated Statements of Operations ...................................... F-2
Consolidated Balance Sheets ................................................ F-3
Consolidated Statements of Shareholders' Equity ............................ F-4
Consolidated Statements of Cash Flows ...................................... F-5
Notes to Consolidated Financial Statements ................................. F-6
Quarterly Financial Data (Unaudited) .......................................F-46

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of Nortel Networks Corporation

     We have audited the accompanying consolidated balance sheets of Nortel Networks Corporation as at December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     We also reported separately on February 1, 2001, to the shareholders of the Company, on our audits, conducted in accordance with Canadian generally accepted auditing standards, where we expressed an opinion without reservation on the December 31, 2000 and 1999, consolidated financial statements, prepared in accordance with Canadian generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Chartered Accountants


Toronto, Canada
February 1, 2001 except as to note 23 which is as of February 28, 2001

                           NORTEL NETWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
              (MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                             2000       1999          1998
                                                           -------    ---------     ---------
Revenues ..............................................    $30,275    $  21,287     $  16,857
Cost of revenues ......................................     17,103       12,063         9,645
                                                           -------    ---------     ---------
Gross profit ..........................................     13,172        9,224         7,212

Selling, general and administrative expense (excluding
   stock option compensation) .........................      5,696        3,979         2,983
Research and development expense ......................      4,005        2,992         2,532
In-process research and development expense ...........      1,491          252         1,756
Amortization of intangibles
   Acquired technology ................................        869          686           228
   Goodwill ...........................................      3,944        1,207           423
Stock option compensation .............................        135            -             -
Special charges .......................................        271          160           313
Gain on sale of businesses ............................       (174)        (131)         (258)
                                                           -------    ---------     ---------
                                                            (3,065)          79          (765)

Equity in net earnings (loss) of associated companies .        (33)          41           (64)
Other income - net ....................................        875          219           189
Interest expense
   Long-term debt .....................................        (86)         (93)         (107)
   Other ..............................................        (83)         (71)         (115)
                                                           -------    ---------     ---------
Earnings (loss) before income taxes ...................     (2,392)         175          (862)

Income tax provision ..................................      1,078          526           420
                                                           -------    ---------     ---------
Net loss applicable to common shares ..................    $(3,470)   $    (351)    $  (1,282)
                                                           =======    =========     =========
Loss per common share
    - basic ...........................................    $ (1.17)   $    (.13)    $    (.56)
    - diluted .........................................    $ (1.17)   $    (.13)    $    (.56)

Dividends declared per common share ...................    $  .075    $    .075     $    .075


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NORTEL NETWORKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                AS AT DECEMBER 31
                           (MILLIONS OF U.S. DOLLARS)

                                                                                            2000         1999
                                                                                           -------     ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ............................................................  $ 1,644     $   2,153
   Accounts receivable (less provisions of - $400
      for 2000, $319 for 1999)...........................................................    8,198         5,808
   Inventories ..........................................................................    4,336         2,663
   Deferred income taxes - net ..........................................................      730           826
   Other current assets .................................................................    1,622           682
                                                                                           -------     ---------
TOTAL CURRENT ASSETS ....................................................................   16,530        12,132

Long-term receivables (less provisions of - $383
   for 2000, $284 for 1999)..............................................................    1,528         1,356
Investments at cost and associated companies
   at equity ............................................................................      892         1,072
Plant and equipment - net ...............................................................    3,419         2,333
Intangible assets - net .................................................................   18,966         6,295
Deferred income taxes - net .............................................................      287           362
Other assets ............................................................................      558           457
                                                                                           -------     ---------
TOTAL ASSETS ............................................................................  $42,180     $  24,007
                                                                                           =======     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable ........................................................................     $315     $     209
   Trade and other accounts payable .....................................................    3,102         2,360
   Payroll and benefit-related liabilities ..............................................      917           818
   Other accrued liabilities ............................................................    3,973         3,191
   Income taxes payable .................................................................      306           488
   Long-term debt due within one year ...................................................      445            35
                                                                                           -------     ---------
TOTAL CURRENT LIABILITIES ...............................................................    9,058         7,101

Deferred income .........................................................................      105            53
Long-term debt ..........................................................................    1,178         1,391
Deferred income taxes - net .............................................................      902           767
Other liabilities .......................................................................    1,024           966
Minority interest in subsidiary companies ...............................................      804           657
                                                                                            ------    ----------
                                                                                            13,071        10,935
                                                                                            ======    ==========

COMMITMENTS AND CONTINGENCIES (NOTES 20 AND 21)

SHAREHOLDERS' EQUITY
Common shares, without par value - Authorized
   shares: unlimited; Issued and outstanding
   shares: 3,095,772,260 for 2000
   and 2,754,309,396 for 1999............................................................   29,141        11,745
Additional paid-in capital ..............................................................    3,636           794
Deferred stock option compensation ......................................................     (413)            -
Retained earnings (deficit) .............................................................   (2,726)          967
Accumulated other comprehensive loss ....................................................     (529)         (434)
                                                                                           -------     ---------
TOTAL SHAREHOLDERS' EQUITY ..............................................................   29,109        13,072
                                                                                           -------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................................  $42,180     $  24,007
                                                                                           =======     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NORTEL NETWORKS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (MILLIONS OF U.S. DOLLARS)

                                                            ADDITIONAL     DEFERRED       RETAINED    ACCUMULATED         TOTAL
                                                 COMMON      PAID-IN         STOCK        EARNINGS   OTHER COMPRE-    SHAREHOLDERS'
                                                 SHARES      CAPITAL     COMPENSATION    (DEFICIT)    HENSIVE LOSS      EQUITY
                                                -------     ----------   ------------    ---------   --------------   -------------
BALANCE AT DECEMBER 31, 1997 ................   $ 1,609      $    38       $     -        $ 3,192        $ (322)         $ 4,517

Net loss ....................................                                              (1,282)                        (1,282)
Foreign currency translation adjustment .....                                                               (36)             (36)
Unrealized gain on investments - net ........                                                                10               10
                                                                                                                         -------
   Total comprehensive loss .................                                                                             (1,308)
                                                                                                                         -------

Issuance of common shares - net .............       100                                      (199)                           (99)
Acquisitions ................................     8,363          867                                                       9,230
Fair value and costs associated with assumed
  options ...................................        37          (37)                                                          -
Tax benefit associated with stock options ...                     28                                                          28
Dividends on common shares ..................                                                (178)                          (178)
                                                -------      -------       -------        -------        ------          -------
BALANCE AT DECEMBER 31, 1998 ................   $10,109      $   896       $     -        $ 1,533        $ (348)         $12,190
                                                                                                                         =======

Net loss ....................................                                                (351)                          (351)
Foreign currency translation adjustment .....                                                               (99)             (99)
Unrealized gain on investments  - net .......                                                                13               13
                                                                                                                         -------
   Total comprehensive loss .................                                                                               (437)
                                                                                                                         -------

Issuance of common shares  - net ............       559                                       (11)                           548
Acquisitions ................................       715           30                                                         745
Fair value and costs associated with assumed
  options and stock purchase plan ...........       362         (375)                                                        (13)
Tax benefit associated with stock options ...                    243                                                         243
Dividends on common shares ..................                                                (204)                          (204)
                                                -------      -------       -------        -------        ------          -------
BALANCE AT DECEMBER 31, 1999 ................   $11,745      $   794       $     -        $   967        $ (434)         $13,072
                                                                                                                         =======


Net loss ....................................                                              (3,470)                        (3,470)
Foreign currency translation adjustment .....                                                              (117)            (117)
Unrealized gain on investments - net ........                                                                22               22
                                                                                                                         -------
   Total comprehensive loss .................                                                                             (3,565)
                                                                                                                         -------

Issuance of common shares - net .............       479                                                                      479
Acquisitions ................................    16,315        2,915          (449)                                       18,781
Fair value and costs associated with assumed
  options and stock purchase plan ...........       602         (619)                                                        (17)
Stock option compensation ...................                     99            36                                           135
Tax benefit associated with stock options ...                    447                                                         447
Dividends on common shares ..................                                                (223)                          (223)
                                                -------      -------       -------        -------        ------          -------
BALANCE AT DECEMBER 31, 2000 ................   $29,141      $ 3,636       $  (413)       $(2,726)       $ (529)         $29,109
                                                =======      =======       =======        =======        ======          =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NORTEL NETWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                           (MILLIONS OF U.S. DOLLARS)

                                                                                       2000         1999         1998
                                                                                     -------      -------      -------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
   Net loss ....................................................................     $(3,470)     $  (351)     $(1,282)
   Adjustments to reconcile net loss to net cash from operating activities, net of effects from acquisitions and divestitures of businesses:
         Amortization and depreciation .........................................       5,581        2,477        1,163
         In-process research and development expense ...........................       1,491          252        1,756
         Equity in net earnings (loss) of associated companies .................          33          (41)          64
         Stock option compensation .............................................         135            -            -
         Tax benefit from stock options ........................................         447          243           28
         Deferred income taxes .................................................         (11)        (327)         (85)
         Other liabilities .....................................................          81           46           59
         Gain on sale of businesses and investments ............................        (856)        (264)        (441)
         Other - net ...........................................................         165         (215)         (11)
         Change in operating assets and liabilities:
            Accounts receivable ................................................        (743)        (953)        (189)
            Inventories ........................................................      (2,034)      (1,322)         150
            Income taxes payable ...............................................        (180)         233           98
            Accounts payable and accrued liabilities ...........................         147        1,150          201
            Other operating assets and liabilities .............................        (746)         119          (31)
                                                                                     -------      -------      -------
   Net cash from operating activities ..........................................          40        1,047        1,480
                                                                                     -------      -------      -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Expenditures for plant and equipment ........................................      (1,887)        (795)        (628)
   Proceeds on disposals of plant and equipment ................................          33           24           24
   Increase in long-term receivables ...........................................      (1,472)      (1,086)        (623)
   Decrease in long-term receivables ...........................................         779          165          248
   Acquisitions of investments and businesses - net of cash acquired ...........         (62)        (696)         104
   Proceeds on sale of businesses and investments ..............................       1,688          994          762
                                                                                     -------      -------      -------
   Net cash used in investing activities .......................................        (921)      (1,394)        (113)
                                                                                     -------      -------      -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Dividends on common shares ..................................................        (223)        (204)        (178)
   Increase in notes payable - net .............................................         107           27            6
   Proceeds from long-term debt ................................................          94            -            7
   Repayments of long-term debt ................................................         (58)         (59)        (221)
   Increase (decrease) in capital leases payable ...............................          (2)          (1)          19
   Issuance of common shares ...................................................         479          521          125
   Common shares purchased for cancellation ....................................           -          (14)        (224)
                                                                                     -------      -------      -------
   Net cash from (used in) financing activities ................................         397          270         (466)
                                                                                     -------      -------      -------
   Effect of foreign exchange rate changes on cash and cash equivalents ........         (25)           -            6
                                                                                     -------      -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................        (509)         (77)         907
                                                                                     -------      -------      -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR - NET ...........................       2,153        2,230        1,323
                                                                                     -------      -------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR - NET .................................     $ 1,644      $ 2,153      $ 2,230
                                                                                     =======      =======      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NORTEL NETWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)


1.     NORTEL NETWORKS CORPORATION

       Effective May 1, 2000, a newly formed Canadian corporation ("New Nortel"; also referred to herein as the "Company") and the corporation previously known as Nortel Networks Corporation ("Old Nortel") participated in a Canadian court-approved plan of arrangement (the "Arrangement") with BCE Inc. ("BCE"). As a result of the Arrangement: Old Nortel and its subsidiaries became direct and indirect subsidiaries, respectively, of New Nortel; New Nortel assumed the name "Nortel Networks Corporation"; New Nortel's common shares began to trade publicly on the New York and Toronto stock exchanges under the symbol "NT"; Old Nortel was renamed "Nortel Networks Limited"; and 100 percent of Old Nortel's common shares were acquired by New Nortel and ceased to be publicly traded. The preferred shares and debt securities of Old Nortel outstanding immediately prior to the Arrangement remain outstanding and continue to be obligations of Old Nortel.

       As part of the Arrangement, the outstanding common shares of Old Nortel were exchanged for common shares of New Nortel. Immediately prior to the Arrangement, approximately 36 percent of the outstanding common shares of Old Nortel were held by BCE. A substantial portion of the New Nortel common shares issuable in respect of BCE's interest in Old Nortel was, through the Arrangement, indirectly distributed to BCE common shareholders. The aggregate number of New Nortel common shares issued in the Arrangement was the same as the aggregate number of Old Nortel common shares outstanding immediately prior to the Arrangement (excluding the effect of the reservation of certain shares for issuance pursuant to stock option plans). The consolidated assets and liabilities of New Nortel and its subsidiaries immediately after the Arrangement were the same as those of Old Nortel and its subsidiaries immediately prior to the Arrangement (except for differences attributable to the accounting treatment accorded to the outstanding preferred shares of Old Nortel). All of the business and operations conducted by Old Nortel and its subsidiaries immediately prior to the effective date of the Arrangement continued to be conducted by Old Nortel and its subsidiaries as subsidiaries of New Nortel immediately after the Arrangement.

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

       These consolidated financial statements and the notes thereto relate to the operations of the Company and its subsidiary companies (collectively, "Nortel Networks").

2.     SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Although the Company is headquartered in Canada, the consolidated financial statements are expressed in United States dollars as the greater part of the earnings and net assets of the Company are denominated in United States dollars.

       (a)   Principles of consolidation

             The financial statements of entities which are controlled by the Company, referred to as subsidiaries, are consolidated. Entities which are jointly controlled, referred to as joint ventures, and entities which are not controlled but over which the Company has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Investments in entities that the Company does not control or over which it does not exercise significant influence are accounted for using the cost method.

       (b)   Marketable securities

             Publicly traded securities deemed available-for-sale by the Company are measured at fair value. Unrealized holding gains and losses related to these securities are excluded from earnings and are included in other comprehensive income ("OCI") until such gains or losses are realized.

       (c)   Translation of foreign currencies

             The functional currency of the Company is the United States dollar. The financial statements of the Company's operations whose functional currency is other than the United States dollar are translated from such functional currency to United States dollars using the current rate method, except for those operations in countries considered to have a highly inflationary economy, as described below. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses, including gains and losses on foreign exchange transactions, are translated at average rates for the period. Where the current rate method is used, the unrealized translation gains and losses on the Company's net investment in these operations, including long-term intercompany advances, are accumulated in OCI.

             Transactions and financial statement items denominated in a currency other than the Company's functional currency are translated into United States dollars using the temporal method. In addition, the financial statements of operations in countries considered to have highly inflationary economies are translated into United States dollars using the temporal method. Under the temporal method, monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. Revenues and expenses are translated at average rates for the period, except for amortization which is translated on the same basis as the related assets. Exchange gains or losses are reflected in net earnings.

             Where appropriate, Nortel Networks hedges a floating percentage of the exposure to foreign exchange gains and losses incurred on the translation of foreign operations. Hedging instruments used by Nortel Networks can include a combination of foreign currency denominated debt, foreign currency swaps and foreign currency forward contracts that are denominated in the same currency as the hedged operations. The translation gains and losses on these hedging instruments are recorded in OCI or earnings and are expected to closely offset the translation amounts recorded in OCI for the hedged portion of these operations.

       (d)   Revenue recognition

             Revenues are recognized, net of trade discounts and allowances, upon shipment and when all significant contractual obligations have been satisfied and collection is reasonably assured. Software revenues are generally recognized when delivered in accordance with all terms and conditions of the customer contracts, upon acceptance by the customer, and when collection is reasonably assured.

             Revenues on long-term contracts, including turnkey contracts, are recognized using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Service revenues are recognized at the time of performance or proportionately over the term of the contract, as appropriate.

             Nortel Networks provides extended payment terms on certain software contracts and may sell these receivables to third parties. The fees on these contracts are considered fixed or determinable based on Nortel Networks' standard business practice of using these types of contracts as well as Nortel Networks' history of successfully collecting under the original payment terms without making concessions. For software arrangements involving multiple elements, Nortel Networks allocates revenue to each element based on objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately.

             Nortel Networks makes certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sales at the time of shipment and accruals are also made for estimated returns at the time of shipment.

             Nortel Networks has adopted the recommendations of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective January 1, 2000. The application of SAB 101 did not have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

             Accruals for warranty costs, sales returns and other allowances at the time of shipment are based on contract terms and prior claims experience.

       (e)   Research and development

             Research and development ("R&D") costs are charged to earnings in the periods in which they are incurred, except for costs incurred pursuant to specific contracts with third parties which are charged to earnings in the same period as the related revenue is recognized. Related global investment tax credits are deducted from the income tax provision.

       (f)   Income taxes

             Nortel Networks provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or tax rates.

       (g)   Earnings per common share

             Basic earnings per common share are calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share are presented using the treasury stock method and are calculated by dividing net earnings applicable to common shares by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

       (h)   Cash and cash equivalents

             All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements.

       (i)  Inventories

             Inventories are valued at the lower of cost (calculated generally on a first-in, first-out basis) and net realizable value. The cost of finished goods and work in process is comprised of material, labour and manufacturing overhead.

       (j)   Plant and equipment

             Plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated generally on a straight-line basis over the expected useful lives of the plant and equipment. The expected useful lives of buildings are twenty to forty years, and of machinery and equipment are five to ten years.

       (k)   Intangible assets

             Acquired technology represents the value of the proprietary "know-how" which was technologically feasible as of the acquisition date, and is charged to earnings on a straight-line basis over its estimated useful life of two to three years.

             Goodwill represents the excess of the purchase prices over the fair values of the identifiable net assets of the Company's subsidiaries, joint ventures and associated companies, and is amortized on a straight-line basis over its estimated useful life of three to twenty years.

       (l)   Impairment of goodwill and other long-lived assets

             When events and circumstances warrant a review, the Company evaluates the carrying value of goodwill and long-lived assets to be held and used. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced by the cost to dispose of such assets.

       (m)   Derivative financial instruments

             Nortel Networks enters into forward, swap and option contracts to manage its exposure to fluctuations in interest rates and foreign exchange rates. These derivative financial instruments are effective in meeting the risk reduction objectives of Nortel Networks by generating cash flows which offset the cash flows related to the underlying position in respect of amount and timing. Nortel Networks does not hold or issue derivative financial instruments for trading purposes.

             A target level of the total foreign currency risk associated with firm purchase and sale commitments denominated in a foreign currency is hedged through a combination of forward contracts and options. The foreign currency gains and losses on these contracts are not recognized in the consolidated financial statements until the underlying firm commitment is recorded in net earnings. At that time, the gains or the losses on such derivatives are recorded in net earnings as an adjustment to the underlying transaction. Premiums paid with respect to options are deferred and charged to net earnings over the contract period.

             Interest rate swap contracts are designated as hedges of the interest rate of certain financial instruments, including debt and certain receivables and payables. The interest payments relating to swap contracts are recorded in net earnings over the life of the underlying transaction on an accrual basis as an adjustment to interest income or interest expense.

             Nortel Networks records in net earnings mark-to-market adjustments on financial instruments that do not meet the specific criteria for hedge accounting.

       (n)   Pension, post-retirement and post-employment benefits

             Pension expense, based on management's assumptions, consists of the actuarially computed costs of pension benefits in respect of the current year's service; imputed interest on plan assets and pension obligations; and straight-line amortization of experience gains and losses, assumption changes and plan amendments over the expected average remaining service life of the employee group.

             The expected costs of post-retirement and certain post-employment benefits, other than pensions, to active employees are accrued for in the consolidated financial statements during the years employees provide service to Nortel Networks. Other post-employment benefits are recognized when the event triggering the obligation occurs.

       (o)   Receivables sales

             Generally, Nortel Networks retains servicing rights and in some cases provides limited recourse when it sells receivables. A gain or loss is recorded at the date of the sale and is based upon, in part, the previous carrying amount of the financial assets involved in the transfer allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Fair value is generally estimated based on the present value of the estimated future cash flows expected under management's assumptions, including discount rates assigned commensurate with risks.

             Nortel Networks generally does not record an asset or liability related to servicing, as the annual servicing fees are equivalent to those that would be paid to a third party servicer. Certain transactions will enable the servicer, which is generally Nortel Networks, to receive a servicing bonus at the maturity of the transaction if certain performance criteria are met. The ultimate collection of servicing bonuses is based on the collectibility and credit experience of the assets sold and Nortel Networks initially values the servicing bonus at a fair value of nil based on the determination that future credit losses will offset the servicing bonus.

             Nortel Networks reviews the fair value assigned to retained interests at each reporting date subsequent to the date of the transfer. Fair value is reviewed using similar valuation techniques as those used to initially measure the retained interest and, if a change in events or circumstances warrants, the fair value is adjusted.

       (p)   Use of estimates

             The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as long-term contracts, allowance for uncollectible accounts receivable, inventory obsolescence, product warranty, amortization, employee benefits, taxes, provisions, in-process research and development ("IPR&D") and contingencies.

       (q)   Recent pronouncements

             Beginning January 1, 2001, Nortel Networks will be adopting Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" ("SFAS 138"), which amends certain provisions of SFAS 133. SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in net earnings or shareholders' equity (as a component of OCI), depending on whether the derivative is being used to hedge changes in fair value or cash flows. SFAS 138 expanded the normal purchase and sale exemption for supply contracts, to permit the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness.

             The impact of adopting SFAS 133 and the corresponding amendments under SFAS 138 is expected to result in a cumulative after-tax increase in net earnings of approximately $16 and an after-tax charge to OCI of approximately $7.

             In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises certain standards for accounting for securitization and other transfers of financial assets and collateral. In addition, SFAS No. 140 requires certain additional disclosures that were not previously required. The additional disclosure requirements were effective for financial statements for fiscal years ending after December 15, 2000 and have been adopted for the year ended December 31, 2000. The revised accounting standards of SFAS 140 are effective for transactions occurring after March 31, 2001. The application of the revised accounting standards of SFAS 140 are not expected to have a material adverse effect on the business, results of operations or financial condition of Nortel Networks.

3.     SEGMENTED INFORMATION

       General description

       Nortel Networks' operations include two reportable operating segments:
       Service Provider and Carrier segment ("SP&C"); and Enterprise segment ("Enterprise"). The segments provide network solutions that integrate data, voice and video on a single network, using a combination of packet frame and cell technologies, to two specific customer groups. SP&C delivers network solutions which are used by incumbent and competitive local exchange carriers, interexchange carriers, global carriers, wireless network providers, Internet service providers, application service providers, resellers, public utilities, cable television companies, content service providers and hosting service providers to interconnect access lines. SP&C also delivers transmission facilities to provide local or long-distance services, wireless communications systems and products to transport data, voice and video communications between locations within a city or between cities, countries or continents. Enterprise delivers solutions consisting of Internet-response centers; advanced speech recognition systems; Internet and data networking solutions; Open Internet Protocol systems; eBusiness solutions, including call centers, interactive voice response systems; and telephony communications solutions. Enterprise customers are generally large enterprises and their branch offices, small businesses and home offices, as well as government, education and utility organizations.

       The accounting policies of the segments are the same as those described in note 2. The Company evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of "Acquisition Related Costs" (IPR&D expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation and certain of the one-time gains and charges. Inter-segment revenues were immaterial for the years ended December 31, 2000, 1999 and 1998.

       Segments

       To reflect the evolution of certain businesses within the management structure, certain comparative amounts by segment have been reclassified. The primary effect of these reclassifications was to move certain businesses among the segments to more closely align the businesses with their primary customers. The following tables set forth information by segment for the years ended, and as at, December 31, 2000, 1999 and 1998:

                                                                                       CORPORATE
                  2000                              SP&C           ENTERPRISE           & OTHER               TOTAL
                  ----                            ---------        ----------         ----------           ----------
       External revenues                          $  24,925         $   5,342           $     8  (a)        $  30,275
       Earnings (loss) before income taxes
         from operations                              3,447               166              (206) (b)            3,407 (c)
       Interest income                                   23                 1               106                   130
       Interest expense                                  11                 -               158                   169
       Amortization and depreciation
          excluding Acquisition Related Costs           184                95               569                   848

       Total assets                                  15,207             2,089            24,884 (d)            42,180


                                                                                       CORPORATE
                  1999                              SP&C           ENTERPRISE           & OTHER               TOTAL
                  ----                            ---------        ----------         ----------           ----------

       External revenues                          $  16,256         $   4,951          $     80 (a)         $  21,287
       Earnings (loss) before income taxes
            from operations                           2,159               445              (409)(b)             2,195 (c)
       Interest income                                   34                 1                97                   132
       Interest expense                                  15                 -               149                   164
       Amortization and depreciation
           excluding Acquisition Related Costs          130                34               491                   655

       Total assets                                   9,731             1,850            12,426 (d)            24,007

                                                                                       CORPORATE
                  1998                              SP&C           ENTERPRISE           & OTHER               TOTAL
                  ----                            ---------        ----------         ----------           ----------
       External revenues                          $  13,063         $   3,670           $   124 (a)         $  16,857
       Earnings (loss) before income taxes
         from operations                              1,304               479              (298)(b)             1,485 (c)
       Interest income                                   20                 -                99                   119
       Interest expense                                  15                 1               206                   222
       Amortization and depreciation
          excluding Acquisition Related Costs            94                16               468                   578

       Total assets                                   7,490             2,127            12,211 (d)            21,828


       (a) Represents revenues from business units below the quantitative thresholds.

       (b) Includes corporate services, the organization that manages the centralized internal functions of the Company. Corporate services is managed on a "fee for service" basis. Corporate services expenses are charges to the operating segments either on a direct basis or through a matrix allocation. Direct charges are based on actual usage of services while the matrix allocation is based on revenue, headcount or some other appropriate factor. Costs not charged to the operating segments remain within Corporate & Other. Excludes the impact of Acquisition Related Costs, stock option compensation and certain of the one-time gains and charges.

       (c) Reconciliation of segment earnings before income taxes from operations to earnings (loss) before income taxes reported in the consolidated financial statements for the years ended December 31:

                                                        2000             1999            1998
                                                       ------           ------          ------
           Total earnings before income taxes
            from operations for reportable segments   $  3,407          $  2,195        $  1,485
           Acquisition Related Costs                    (6,247)           (2,075)         (2,341)
           Stock option compensation                      (135)                -               -
           Special charges and one-time costs             (273)             (209)           (447)
           Gain on sale of business                        174               131             258
           One-time gains                                  682               133             183
                                                      --------          --------        --------
           Earnings (loss) before income taxes        $ (2,392)         $    175        $   (862)
                                                      ========          ========        ========

       (d) Primarily includes goodwill and other acquired intangible assets - net, treasury controlled assets and deferred income tax assets.

       Product revenues

       Nortel Networks has two groups of similar products: SP&C products which generally address high-speed network transport and Enterprise products which generally address corporate intranet and Internet access.

       The following table sets forth revenues by product line for the years ended December 31:

                                                                                       CORPORATE
                                                                                        & OTHER
                                                     SP&C           ENTERPRISE          REVENUE           TOTAL
                                                  --------          ----------        ----------         -------
       2000                                       $ 24,925          $   5,342           $     8          $ 30,275
       1999                                         16,256              4,951                80            21,287
       1998                                         13,063              3,670               124            16,857

       Geographic information

       The following table sets forth external revenues and capital assets for the years ended, and as at, December 31:

                                                    2000               1999            1998
                                                   ------             ------          ------

       EXTERNAL REVENUES (a)
       United States                              $ 18,150          $  12,758        $  9,839
       Canada                                        1,665              1,434           1,362
       Other countries                              10,460              7,095           5,656
                                                  --------          ---------       ---------
       Total external revenues                    $ 30,275          $  21,287        $ 16,857
                                                  ========          =========       =========

       CAPITAL ASSETS (b)
       United States                              $ 19,361          $   6,575        $  7,815
       Canada                                        1,670              1,011             907
       Other countries                               1,354              1,042           1,063
                                                  --------          ---------       ---------
       Total capital assets                       $ 22,385          $   8,628        $  9,785
                                                  ========          =========       =========


       (a) Revenues are attributable to geographic areas based on the location of the customer.

       (b) Represents plant and equipment - net and intangible assets - net that are identified with each geographic area.

4.     LOSS PER COMMON SHARE

       Basic loss per common share was calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. For 2000, 1999 and 1998, the effect of converting options and redeemable preferred shares was antidilutive, as a result of net losses applicable to common shares.

       The following table details the weighted average number of common shares outstanding for the years ended December 31:

       (in millions of shares)                                       2000           1999         1998
       -----------------------                                      -------        -------      -------
       Weighted average number of common shares
        outstanding - basic                                          2,953          2,705        2,288
       Weighted-average effect of dilutive securities:
        Employee stock options                                         155             60           74
                                                                     -----          -----       ------
       Weighted average number of common shares
        outstanding - diluted                                        3,108          2,765        2,362
                                                                     =====          =====        =====


       For the years ended December 31, 2000, 1999 and 1998, 69,522,903,
       44,456,438 and 31,709,644 options, respectively, were excluded from the computation of weighted average number of common shares outstanding - diluted as the applicable option exercise price was greater than the average market price of the common shares.

       On April 27, 2000, as part of the Arrangement, the shareholders of Old Nortel approved the New Nortel Stock Split. The New Nortel Stock Split was effective for registered common shareholders at the close of business on May 5, 2000. On July 29, 1999, Old Nortel announced a stock dividend of one common share on each of its issued and outstanding common shares paid to shareholders of record as of the close of business on August 17, 1999 (the "1999 Stock Dividend"). All references to loss per common share, dividends declared per common share, weighted average number of common shares outstanding and common shares issued and outstanding, have been restated to reflect the impact of the New Nortel Stock Split and 1999 Stock Dividend, respectively, on a retroactive basis.

5.     ACQUISITIONS

       The following tables set out certain information as at December 31, 2000 for the acquisitions completed by Nortel Networks in the years ended December 31, 2000, 1999 and 1998. All of these acquisitions were accounted for using the purchase method. The consolidated financial statements include the operating results of each of these businesses from their respective dates of acquisition.

       All acquisitions completed prior to May 1, 2000 were consummated by Old Nortel or its subsidiaries. The number of common shares issued as consideration and the number of stock options assumed in those acquisitions have been restated to reflect the impact of the Arrangement, including the exchange of Old Nortel's common shares for New Nortel's common shares and the New Nortel Stock Split. Since May 1, 2000, acquisitions involving any share consideration have been consummated by New Nortel, while acquisitions not involving share consideration have continued to be consummated by Old Nortel or its subsidiaries.

       Purchase price allocation and amortization period for intangible assets

                                                        ACQUIRED                        NET TANGIBLE        DEFERRED
       CLOSING DATE         PURCHASE       GOODWILL    TECHNOLOGY                         ASSETS          STOCK OPTION
       & ACQUISITION          PRICE       (---- amortization period ----)    IPR&D     (LIABILITIES)      COMPENSATION
       -------------        --------      -------------------------------   ------     -------------     --------------
       2000
       October 19
       Sonoma (i)              $  462         $  411      $   28             $   26      $  (18)           $  15
                                            (3 years)    (3 years)
                               ------        -------     --------            ------      ------            -----
       October 5
       Alteon (ii)             $8,054         $6,705     $   391            $   403      $  127            $ 428
                                            (4 years)    (3 years)
                               ------        -------     --------            ------      ------            -----
       September 5
       EPICON (iii)            $  284        $  262      $   13             $     6      $   (1)           $   4
                                            (3 years)    (3 years)
                               ------        -------     --------            ------      ------            -----
       July 1
       Architel (iv)           $  472        $  420      $   17             $    16      $   17            $   2
                                            (4 years)    (2 years)
                               ------        -------     --------            ------      ------            -----
       June 23
       CoreTek (v)             $1,203        $  946      $  115             $   176      $  (34)           $   -
                                            (3 years)    (3 years)
                               ------        -------     --------            ------      ------            -----
       June 2
       Xros (vi)               $3,227        $3,004      $   29             $   191      $    3            $   -
                                            (3 years)    (3 years)
                               ------        -------     --------            ------      ------            -----
       May 12
       Photonic (vii)          $   32        $   29      $    -             $     -     $     3            $   -
                                            (3 years)
                               ------        -------     --------            ------      ------            -----
       March 23
       Promatory (viii)        $  771        $  659      $   60             $    50     $     2            $   -
                                            (3 years)    (3 years)
                               ------        -------     --------            ------      ------            -----
       March 16
       Clarify (ix)            $2,114        $1,812      $  210             $    64     $    28            $   -
                                            (3 years)    (2 years)
                               ------        -------     --------            ------      ------            -----
       January 28
       Qtera (x)               $3,004        $2,412      $    -             $   559     $    33            $   -
                                            (3 years)
                               ------        -------     --------            ------      ------            -----
       January 24
       Dimension (xi)          $   52        $   45      $    -             $     -     $     7            $   -
                                            (4 years)
                               ------        -------     --------            ------      ------            -----
       Other (xii)

       1999
       November 12
       Periphonics (xiii)      $  481        $  271      $   66             $    68     $    76            $   -
                                            (4 years)    (3 years)
                               ------        -------     --------            ------      ------            -----
       April 16
       Shasta                  $  349        $  164      $    -             $   180     $     5            $   -
       Networks (xiv)                       (3 years)
                               ------        -------     --------            ------      ------            -----


                                                         ACQUIRED                        NET TANGIBLE        DEFERRED
        CLOSING DATE         PURCHASE       GOODWILL    TECHNOLOGY                         ASSETS          STOCK OPTION
        & ACQUISITION          PRICE       (---- amortization period ----)    IPR&D     (LIABILITIES)      COMPENSATION
        -------------        --------      -------------------------------   ------     -------------     --------------

        1998
        December 15
        Cambrian (xv)           $  248        $   48      $    -             $   204     $    (4)           $   -
                                             (5 years)
                                ------        -------     --------            ------      ------            -----
        August 31
        Bay                     $9,060        $5,345      $ 2,050            $ 1,000     $   665            $   -
        Networks (xvi)                       (5 years)    (3 years)
                                 ------        -------     --------            ------      ------            -----
        June 8
        r3(xvii)                $   24        $    4      $     -            $    20     $     -            $   -
                                              (5 years)
                                 ------        -------     --------            ------      ------            -----

        April 22
        Aptis (xviii)           $  286        $   72      $     -            $   203     $    11            $   -
                                              (5 years)
                                ------        -------     --------            ------      ------            -----
        January 9
        BNI (xix)               $  433        $   75      $    -             $   329     $    29            $   -
                                              (5 years)
                                ------        -------     --------            ------      ------            -----
        Other (xx)


        Form of initial consideration and other

        (i) Sonoma Systems ("Sonoma") was a developer of high-speed integrated video, data and voice communications delivery simultaneously over a single connection. In connection with the acquisition, the Company issued approximately 4.8 million common shares and assumed the equivalent of approximately 1.3 million stock options to purchase common shares of the Company. The fair value of the assumed Sonoma stock options, using the Black-Scholes valuation model, was $83. The purchase price allocation noted above is preliminary and is based on Nortel Networks' estimate pending the completion of independent appraisals.

        (ii) Alteon WebSystems, Inc. ("Alteon") was a provider of next generation Internet infrastructure solutions. In connection with the acquisition, the Company issued approximately 81.9 million common shares and assumed the equivalent of approximately 29.0 million stock options to purchase common shares of the Company. The fair value of the assumed Alteon stock options, using the Black-Scholes valuation model, was $1,692. The purchase price allocation noted above is preliminary and is based on Nortel Networks' estimate pending the completion of independent appraisals.

                As part of the acquisition the Company assumed a call/put option between Alteon and one of its cost investments. The option provides that the Company is required to purchase all of the shares of the cost investment not owned by the Company in the event of delivery to, and acceptance of certain products by, Nortel Networks by the fourth quarter of 2001. The value of the option is between $120 and $180 and is dependent on the date of product delivery and acceptance.

                Subsequent to the completion of the acquisition, the Company sold Alteon's network interface card division to 3Com Corp. for $110 in cash, resulting in a $103 decrease to the goodwill recorded on the acquisition.

        (iii) EPiCON, Inc. ("EPiCON") was a provider of a software platform that enables application service providers to deliver and manage applications as services over the Internet. In November 1999, Nortel Networks made an initial investment in EPiCON, representing an approximate 9 percent ownership interest. On September 5, 2000, the Company issued approximately 4.3 million common shares and assumed the equivalent of approximately 1.0 million stock options to purchase common shares of the Company to acquire the remaining approximate 91 percent ownership interest. The fair value of the assumed EPiCON stock options, using the Black-Scholes valuation model, was $38.

       (iv) Architel Systems Corporation ("Architel") was a provider of software systems that allow service providers to provide Internet and other next-generation IP services. In connection with the acquisition, the Company issued approximately 6.0 million common shares and assumed the equivalent of approximately 0.8 million stock options to purchase common shares of the Company. The fair value of the assumed Architel stock options, using the Black-Scholes valuation model, was $40.

       (v) CoreTek, Inc. ("CoreTek") was a developer of strategic optical components. In connection with the acquisition, the Company issued approximately 14.5 million common shares and assumed the equivalent of approximately 3.4 million stock options to purchase common shares of the Company. The fair value of the assumed CoreTek stock options, using the Black-Scholes valuation model, was $175.

       (vi) Xros, Inc. ("Xros") was a developer of second-generation, large-scale, fully photonic switching. In connection with the acquisition, the Company issued approximately 52.9 million common shares and assumed the equivalent of approximately 2.1 million stock options to purchase common shares of the Company. The fair value of the assumed Xros stock options, using the Black-Scholes valuation model, was $76.

       (vii) Photonic Technologies, Inc. ("Photonic") was a developer of optical component technology for the manipulation and control of the polarization of light. In connection with the acquisition, Nortel Networks paid approximately $32 in cash to acquire the remaining approximate two-thirds ownership interest in Photonic that it did not previously own.

       (viii) Promatory Communications, Inc. ("Promatory") was a developer of Digital Subscriber Line ("DSL") platforms for high-speed Internet access. In connection with the acquisition, the Company issued approximately 13.9 million common shares, of which approximately
              1.3 million common shares of the Company were issued into escrow related to contingent consideration. The equivalent of approximately 0.3 million stock options to purchase common shares of the Company were also assumed. The fair value of the assumed Promatory stock options, using the Black-Scholes valuation model, was $14. These issued shares and assumed stock options exclude the common shares that are to be issued to the former holders of assumed stock options on the achievement of certain business objectives.

       (ix) Clarify Inc. ("Clarify") was a provider of eBusiness front office solutions. In connection with the acquisition, the Company issued approximately 63.4 million common shares and assumed the equivalent of approximately 17.6 million stock options to purchase common shares of the Company. The fair value of the assumed Clarify stock options, using the Black-Scholes valuation model, was $363.

       (x) Qtera Corporation ("Qtera") was a producer of ultra-long-reach optical networking systems. In connection with the acquisition, the Company issued approximately 56.4 million common shares, of which approximately 10.4 million common shares of the Company were issued into escrow related to contingent consideration. The equivalent of approximately 7.4 million stock options to purchase common shares of the Company and 1.9 million warrants convertible into common shares of the Company were assumed. The fair values of the assumed Qtera stock options and warrants, using the Black-Scholes valuation model were $349 and $78, respectively. These issued shares, assumed stock options and assumed warrants exclude the common shares that are to be issued to the former holders of assumed stock options and warrants on the achievement of certain business performance objectives.

       (xi) Dimension Enterprises, Inc. ("Dimension") was an engineering and business strategy consulting firm. In connection with the acquisition, Nortel Networks paid approximately $37 in cash for Dimension.

       (xii)  Other

              Nortel Dasa

              Effective January 1, 2000, Nortel Networks increased its ownership interest in Nortel Networks Germany GmbH and Co. KG (formerly known as Nortel Dasa Network Systems GmbH and Co. KG) ("Nortel Dasa"), previously a joint venture with DaimlerChrysler Aerospace AG ("DC Aerospace") (now merged with Aerospatiale Matra to form European Aeronautics, Defense and Space Company ("EADSC")) in Germany, from a 50 percent joint control interest to a 58 percent controlling interest.

               MNC

               Effective January 1, 2000, Nortel Networks increased its ownership interest in Matra Nortel Communications S.A.S. ("MNC"), previously a joint venture with Aerospatiale Matra in France (now merged with DC Aerospace to form EADSC), from a 50 percent joint control interest to a 55 percent controlling interest.

       (xiii) Periphonics Corporation ("Periphonics") was a provider of interactive voice solutions used in call centers and other voice and data network applications. In connection with the acquisition, the Company issued approximately 16.8 million common shares and assumed the equivalent of approximately 1.9 million stock options to purchase common shares of the Company. The fair value of the assumed Periphonics stock options, using the Black-Scholes valuation model, was $30.

       (xiv) Shasta Networks, Inc. ("Shasta Networks") was a provider of gateways and systems for IP public data networks. In connection with the acquisition, the Company issued approximately 18.5 million common shares.

       (xv) Cambrian Systems Corporation ("Cambrian") was a producer of metropolitan optical networking technology. In connection with the acquisition, Nortel Networks paid approximately $231 in cash and assumed additional liabilities of $17.

       (xvi) Bay Networks, Inc. ("Bay Networks") was a provider of networking products and services. In connection with the acquisition, the Company issued approximately 540.0 million common shares and assumed the equivalent of approximately 94.5 million stock options to purchase common shares of the Company. The fair value of the assumed Bay Networks stock options, using the Black-Scholes valuation model, was $848. The allocation of the purchase price included tangible assets of $1,881 and assumed liabilities of $1,223.

       (xvii) Entrust Technologies, Inc. ("Entrust Technologies"), formerly a Nortel Networks subsidiary, acquired r3 Security Engineering AG ("r3") for approximately 1.1 million common shares of Entrust Technologies and cash consideration of $4.

       (xviii) Aptis Communications, Inc. ("Aptis") was a remote-access data networking start-up company. In connection with the acquisition, the Company issued approximately 10.1 million common shares and Nortel Networks paid cash consideration of $5.

       (xix) Broadband Networks Inc. ("BNI") was engaged in the design and manufacture of fixed broadband wireless communications networks. In connection with the acquisition, the Company issued approximately 22.5 million common shares and Nortel Networks paid cash consideration of $149.

       (xx)    Other

               In December 1998, Nortel Networks acquired all of the common and preferred shares of Nortel Technology Limited ("Nortel Technology"), formerly known as Bell-Northern Research Ltd., owned by Bell Canada for $18 in cash (the approximate fair value of such shares). The transaction increased the Company's ownership of Nortel Technology from 70 percent to 100 percent. This transaction was recorded at the exchange amount.

               In May 1998, Nortel Networks and Lagardere SCA ("Lagardere") entered into an amended and restated participation agreement to realign MNC, in which Nortel Networks and Lagardere each held a 50 percent ownership interest. The agreements relating to this realignment provided for, among other things: (i) Matra Communication S.A.S. to change its name to Matra Nortel Communications S.A.S., (ii) Nortel Networks to transfer at their exchange amounts the assets and liabilities of its distribution business in France to MNC, (iii) MNC to sell its 50 percent ownership in Matra Ericsson Telecommunications, and (iv) Nortel Networks to lend $120 to MNC. The loan was payable by MNC to Nortel Networks either in cash or by way of transfer of MNC's 34 percent equity interest in Nortel Matra Cellular SCA ("NMC") (now known as Nortel Networks S.A.). In December 1999, Nortel Networks exercised its option, at its sole discretion, for repayment of the loan by way of transfer of the NMC shares. The transaction increased Nortel Networks' direct ownership of NMC by 34 percent to 100 percent. The transaction was recorded at the exchange amount of $120. After July 1, 1999, Lagardere may, under specific circumstances, require Nortel Networks to purchase all of its equity participation in MNC at a price to be based partly on a formula and partly on the fair market value as determined at the time. In 1999, Lagardere transferred its ownership in MNC to Aerospatiale Matra, a company controlled by Lagardere. Aerospatiale Matra subsequently merged with DC Aerospace to form EADSC.

              The acquisitions of Sonoma, Alteon, EPiCON, Architel, CoreTek, Xros, Photonic, Promatory, Clarify, Qtera and Dimension are collectively referred to herein as the "2000 Acquisitions". On a pro forma basis, if the 2000 Acquisitions had occurred on January 1, 2000, the amortization of goodwill and acquired technology would have increased by approximately $2,455 for the year ending December 31, 2000.

       Contingent consideration

       In certain acquisition transactions, Nortel Networks agrees to additional purchase consideration upon the achievement of specific objectives by the acquired business. The achievement of these objectives results in an increase in the purchase price of the acquired business for consideration subsequent to the purchase date, and a corresponding increase to the goodwill recorded on the acquisition. The maximum contingent consideration is fixed as at the date of acquisition. The following table outlines acquisitions completed by Nortel Networks for the years ended December 31, 2000, 1999 and 1998 for which it was possible for contingent consideration to be earned during the year ended December 31, 2000, if the acquired businesses met the specific performance objectives.

                                     MAXIMUM         CONTINGENT
       YEAR &                       CONTINGENT      CONSIDERATION
       ACQUISITION                 CONSIDERATION   EARNED TO DATE      OTHER
       -----------                 -------------   ---------------    -------
       2000
       Sonoma                       $    60          $     -           Payable in common shares, upon Sonoma achieving certain
                                                                       business performance objectives by the fourth quarter
                                                                       of 2001.
       ------------------------------------------------------------------------------------------------------------------------
       CoreTek                      $   364          $   156           Payable in common shares, upon CoreTek achieving
                                                                       certain business  performance objectives in 2000 and the
                                                                       first quarter of 2001.
       ------------------------------------------------------------------------------------------------------------------------
       Photonic                     $     5          $     -           Payable in cash,  upon Photonic achieving certain
                                                                       business performance objectives by the end of 2002.
       ------------------------------------------------------------------------------------------------------------------------
       Promatory                    $    75          $    57           Payable in common shares, upon Promatory achieving
                                                                       certain business performance objectives in 2000.
       ------------------------------------------------------------------------------------------------------------------------
       Qtera                        $   500          $   300           Payable in common shares, upon Qtera achieving certain
                                                                       business performance objectives by the first quarter of
                                                                       2001.
       ------------------------------------------------------------------------------------------------------------------------
       Dimension                    $    34          $    15           Payable in cash, upon Dimension achieving certain
                                                                       business performance objectives by the end of 2002.
       ------------------------------------------------------------------------------------------------------------------------
       1999
       Shasta Networks              $    18          $    18           Payable in cash, upon Shasta Networks achieving certain
                                                                       operational milestones.  Of the $18, $9 and $9 were earned in 2000 and 1999, respectively.
       ------------------------------------------------------------------------------------------------------------------------

       In-process research and development

       IPR&D charges represent the value on closing of a business purchase combination of the acquired research and development which was not technologically feasible as of the acquisition date and, other than its intended use, had no alternative future use.

       Included in the purchase price allocations for the 2000 Acquisitions was an aggregate amount of IPR&D of $1,491 which was charged to earnings in the period. Independent valuations were performed to assess and allocate a value to IPR&D. The value allocated to IPR&D represented the estimated fair value based on risk-adjusted future cash flows generated from the products that would result from each of the in-process projects. Estimated future after-tax cash flows of each project, on a product by product basis, were based on Nortel Networks' estimates of revenues less operating expenses, cash flow adjustments, income taxes and charges for the use of contributory assets. Future cash flows were also adjusted for the value contributed by any core technology and development efforts that were completed post-acquisition.

       Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product's underlying technology, and historical pricing. Estimated operating expenses include cost of goods sold, selling, general and administrative and R&D expenses. The estimated R&D expenses include costs to maintain the products once they have been introduced into the market and are generating revenues and costs to complete the IPR&D. Operating expense estimates were consistent with historical margins and expense levels for similar products.

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

       A brief description of the IPR&D projects in process or completed during the fourth quarter ended December 31, 2000, related to the 2000 Acquisitions, including an estimated percentage-of-completion of products within each project at their respective acquisition dates, is set forth in the table below.


                                                                   ESTIMATED         EXPECTED
                                                                   PERCENTAGE        COSTS TO          DISCOUNT
       ACQUISITION     IPR&D PROJECT                                COMPLETE         COMPLETE            RATE
       -----------     -------------                              -----------        --------          --------

       Sonoma          Integrator Version 5.0                          86%            $  0.2              19%


                Integrator is a Broadband Integrated Integral Access Device that allows service providers to deliver integrated voice and data services over their existing asynchronous transfer mode infrastructure. Integrator provides business-class Internet access, Frame Relay, high speed local area network services, and video and digital voice services. The project is expected to be completed and to begin contributing to consolidated revenues by the end of the first quarter of
                2001.



                                                                          ESTIMATED         EXPECTED
                                                                          PERCENTAGE        COSTS TO          DISCOUNT
       ACQUISITION     IPR&D PROJECT                                       COMPLETE         COMPLETE            RATE
       -----------     -------------                                     -----------        --------          --------

       Alteon          A network processing Application Specific              N/A            $  2.9              40%
                       Integrated Circuit ("ASIC") for Alteon 700 Web
                       Switches

                       The network processing ASIC is optimized for web switching and provides advanced computational capabilities that enable the processing of entire web sessions and associated packets. The project was completed and began contributing to consolidated revenues in the fourth quarter of 2000.
                       ------------------------------------------------------------------------------------------------------
                       Web Switches and Traffic Management Software           N/A            $  1.1              40%

                       Web switches come in both stackable and modular forms and provide integrated traffic control services, such as load balancing, filtering, and bandwidth management, within a high performance
                       Layer 2/3 switching platform. The project is expected to be completed and to begin contributing to consolidated revenues by the end of the second quarter of 2001.
                       ------------------------------------------------------------------------------------------------------
                       Tigon Version 2 ("Tigon")                               N/A           $  0.8              40%

                       Tigon is a next generation network processing ASIC that provides intelligent processing of data packets at very high speeds for network interface cards and web switches. The project was completed and began contributing to consolidated revenues in the fourth quarter of 2000. A subsequent release is currently in process and on schedule, with the completed project expected to begin contributing to consolidated revenues in the first quarter of 2001.
                       ------------------------------------------------------------------------------------------------------
                       Integrated Service Director ("iSD")                     N/A           $  0.6              40%

                       iSD series is a new line of Web optimization tools designed to work in conjunction with Alteon's entire line of Web switches. It provides next generation infrastructure solutions that are designed to increase performance, availability, scalability, manageability and control of Web servers and
                       Web data centers. The project was completed and began contributing to consolidated revenues in the fourth quarter of 2000.
                       ------------------------------------------------------------------------------------------------------
                       For purposes of determining the value of the IPR&D associated with the Alteon projects the discount rate used was adjusted upwards to factor in the level of completion of the IPR&D projects.

       EPiCON          ALTiS Version 4.x                                       45%           $  1.5              35%

                       ALTiS is a software management and deployment platform that can be used by both application service providers and enterprise information technology departments to manage the deployment, installation and use of remote applications on remote Windows PCs. Nortel Networks has revised its original estimates and now expects that the project will be completed and will begin contributing to consolidated revenues by the end of the second quarter of 2001.
       ----------------------------------------------------------------------------------------------------------------------


                                                                          ESTIMATED         EXPECTED
                                                                          PERCENTAGE        COSTS TO          DISCOUNT
       ACQUISITION     IPR&D PROJECT                                       COMPLETE         COMPLETE            RATE
       -----------     -------------                                     -----------        --------          --------

       Architel        Objectel version 2.4                                    60%           $  0.4              19%

                       Objectel is a software system that provides accurate inventory management, which enables real-time, flow-through network and service provisioning. The project was completed and began contributing to consolidated revenues in the fourth quarter of 2000.
                       ---------------------------------------------------------------------------------------------------------
                       Order Management System ("OMS") version 1.7              7%           $  0.5              19%

                       OMS is a software system that reduces service delivery times, operating costs and time to market for new services by automating the network and service provisioning processes. The project is expected to be completed and to begin contributing to consolidated revenues in the first quarter of
                       2001.
       -------------------------------------------------------------------------------------------------------------------------
       CoreTek         Gain Tilt Monitor ("GTM")                               81%           $  1.6              23%

                       The GTM is a low-end wavelength monitor solution that provides a measure of relative power accuracy per channel in Dense Wavelength Division Multiplexing systems. The GTM was specifically designed to be used in every long-haul line amplifier. The project was subsequently merged with another ongoing development project and is expected to be completed and to begin contributing to consolidated revenues by the end of the second quarter of 2001.
                       --------------------------------------------------------------------------------------------------------
                       Optical Performance Monitor ("OPM")                     75%           $  2.4              23%

                       The OPM is a high-end wavelength monitor. The OPM is designed to meet specifications provided by certain key telecommunication service providers. The project is expected to be completed and to begin contributing to consolidated revenues by the end of the first quarter of 2001.
                       --------------------------------------------------------------------------------------------------------
                       Laser Locker Card ("LLC")                               65%           $  4.2              23%

                       The LLC is a tunable laser configuration with an optical feedback loop for wavelength locking. The
                       LLC uses a differential etalon approach that outputs a comparative signal into a closed feedback loop for tuning and locking the laser. The project was subsequently merged with another ongoing development project and Nortel Networks has revised its original estimate and now expects that the project will be completed and to begin contributing to consolidated revenues in the second quarter of 2001.
       -----------------------------------------------------------------------------------------------------------------------
       Xros            X-1000                                                  65%           $  8.8              22%

                       The X-1000 is an all-optical cross-connect system for fiber-optic networks. The project is expected to be completed and to begin contributing to consolidated revenues in the second half of 2001.
       -----------------------------------------------------------------------------------------------------------------------
       Qtera           Photonic Networking Systems                             56%           $ 15.8              22%

                       Photonic Networking Systems are ultra-long-reach optical networking systems. These systems allow for scalable optical Internet capabilities, which enable high performance, rapid wavelength provisioning and restoration, and low cost survivable bandwidth. Nortel Networks has revised its original estimate and now expects that the project will be completed and will begin contributing to consolidated revenues in the second quarter of 2001.
       -----------------------------------------------------------------------------------------------------------------------


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

6.     RESEARCH AND DEVELOPMENT

                                                                            2000              1999              1998
                                                                           -----             -----             -----
       R&D expense                                                        $4,005             $2,992            $2,532
       R&D costs incurred on behalf of others (a)                             64                131                97
                                                                          ------             ------            ------
       Total                                                              $4,069             $3,123            $2,629
                                                                          ======             ======            ======


       (a) These costs include R&D charged to customers of Nortel Networks pursuant to contracts that provide for full recovery of the estimated cost of development, material, engineering, installation and all other attracted costs, which are accounted for as contract costs.

7.     SPECIAL CHARGES AND ONE-TIME COSTS

                                                                            2000              1999              1998
                                                                           -----             -----             -----
       Workforce reduction                                                $  130             $  87             $ 261
       Write-down of equipment                                                 -                18                28
       Contract settlement and lease costs                                     -                32                23
       Facilities impairment                                                   -                23                 -
       Other                                                                 141                 -                 1
                                                                          ------             -----             -----
       Total special charges                                                 271               160               313
       Cumulative draw-downs                                                (223)             (132)             (313)
                                                                          ------             -----             -----
       Provision balance                                                  $   48             $  28             $   -
                                                                          ======             ======            ======

       2000

       In the year ended December 31, 2000, Nortel Networks recorded special charges aggregating to $271 relating to restructuring and other charges, and one-time costs of $2.

       Special charges

       Restructuring activities involved the implementation of Nortel Networks' initiative to strategically realign resources into high growth areas of the business in response to shifts in customers' needs and transitions from older to newer technologies across Nortel Networks' product portfolio, and the outsourcing of certain Information Services functions. The outsourcing of certain corporate services began in the third quarter of 1999.

       Workforce reduction charges of $130 primarily related to the cost of severance and related benefits for the termination of approximately 4,000 employees in the above noted restructuring activities, primarily in North America.

       Workforce reduction costs of approximately $30 related to approximately 2,000 employees in connection with the outsourcing of certain Information Services functions. The remaining workforce reduction charges of approximately $100 related primarily to approximately 2,000 employees in connection with the initiative to strategically realign resources.

       Other charges primarily represented a reduction of the goodwill related to MNC. Nortel Networks changed its business mandate for MNC from the product focus for which it was acquired, and restructured the business to focus on distribution channels.

       The provision balance has been drawn down by $223 resulting in a provision balance of $48 as at December 31, 2000. The remaining provision which is expected to be substantially drawn down by the second quarter of 2001 relates to the approximately 2,000 employees identified in the strategic resource realignment described above.

       One-time costs

       One-time costs related to inventory provisions associated with restructuring and were recorded in cost of revenues.

       1999

       In the year ended December 31, 1999, Nortel Networks recorded special charges aggregating to $160 relating to restructuring costs and one-time costs of $49.

       Special charges

       Restructuring activities involved Nortel Networks' exit of the Satellite and Time Division Multiple Access small switch operations within SP&C, and the Consumer Products and Open Speech operations within Enterprise. The restructuring activities also involved the consolidation of the Broadband Wireless Access ("BWA") operations, as well as the streamlining of SP&C manufacturing operations in connection with Nortel Networks' strategy announced in January 1999.

       Also reflected in the 1999 restructuring costs were charges associated with Nortel Networks' initiative to realign its resources into growth areas in response to industry shifts as well as create efficiencies within Nortel Networks' existing organizations. This initiative impacted various organizations within SP&C and Enterprise largely within North America including the Mobility, Marketing and Communications, Global Service and Portfolio Networks organizations. Nortel Networks also restructured, for purposes of outsourcing, its corporate processes including a portion of its payroll, accounts payable, training and resourcing functions.

       Workforce reduction charges represented the cost of severance and related benefits for the termination of approximately 1,970 employees in the above noted restructuring activities.

       Workforce reduction costs of approximately $6 related to approximately 120 employees, primarily located in Canada, in connection with the consolidation of the BWA operations. A charge of approximately $15 related to approximately 350 employees, in Canada and the United States, within Enterprise, as well as approximately 100 employees in the Caribbean and Latin America region, related to Nortel Networks' exit from two of its businesses.

       Workforce reduction costs of approximately $17 represented the costs for the termination of approximately 310 employees in SP&C manufacturing operations in Belleville, Ontario related to Nortel Networks' strategy announced in January 1999 to streamline these operations.

       Approximately $27 of the workforce reduction charge related to approximately 440 employees, largely in Canada and the United States, for Nortel Networks' realignment of its resources for its various organizations within SP&C and Enterprise. The remaining charges of approximately $22 represented the termination costs for approximately 650 individuals related to the outsourcing of certain of Nortel Networks' corporate processes.

       Write-down of equipment and other assets charges totalled $18 in 1999. In conjunction with Nortel Networks' exit of its Consumer Products, Open Speech and Satellite operations, as well as the restructuring of its BWA operations, Nortel Networks determined various tooling, test, and diagnostic equipment to be redundant. Due to its specialized nature, this equipment could not be used in other areas and Nortel Networks recorded a provision reflecting the net book value related to these assets.

       Contract settlement and lease costs included lease termination costs for the BWA and Open Speech operations, as well as the write-off of leasehold improvements and furniture and fixtures related to these facilities. Nortel Networks determined that the sublet of these premises was unlikely and therefore the costs reflected amounts accrued for the remaining terms of the leases. Contract settlement costs included a negotiated settlement to cancel a contract with one customer within the Satellite operations and other contract settlements affected by Nortel Networks' exit activities.

       Facilities impairment charges totalled $23 in 1999. In 1998, Nortel Networks exited its Fixed Wireless Access ("FWA") operations with the intention to vacate its related facility in Paignton, United Kingdom. In 1999, management determined that an impairment in the value of this facility had occurred and, on the basis of an independent appraisal, Nortel Networks recorded a charge representing the difference between the net book value of the building and the appraised value.

       The provision balance has been drawn down by $132 resulting in a provision balance of $28 as at December 31, 2000. The remaining provision is expected to be substantially drawn down by the first quarter of 2001. The remaining provision primarily relates to the employees identified in the strategic resource realignment initiatives described above.

       One-time costs

       The restructuring of the above noted businesses resulted in Nortel Networks no longer supporting several of its existing products and new product introductions. Nortel Networks recorded a charge to write-off the remaining book value of redundant raw materials inventory related to the Consumer Products operations and the SP&C operations. The inventory provision was recorded in cost of revenues. Also included was a one-time, non-recurring charge for Nortel Networks' coverage of an obligation by a customer to a third party, a non-recurring and non-operational charge related to the settlement of a patent infringement suit, and other costs. These amounts were recorded in selling, general and administrative expenses.

       1998

       In the year ended December 31, 1998, Nortel Networks recorded special charges aggregating to $313 relating to restructuring costs and other charges, and one-time costs of $134.

       Special charges

       As part of its streamlining activities, Nortel Networks significantly downsized operations in SP&C and Enterprise including its GSM, Consumer Products, North American Terminals and Meridian organizations. Nortel Networks also exited its FWA operations within SP&C, primarily located in Paignton, United Kingdom.

       The workforce reduction charge represented the cost of severance and related benefits for the termination of approximately 4,620 employees in the above noted restructuring activities.

       The write-down of equipment charge primarily related to a provision reflecting the net book value of testing and diagnostics equipment considered redundant due to a significant re-focussing and product shifting, as well as the cancellation of certain new product introductions.

       The contract settlement and lease costs related to lease settlement costs related to equipment used in the exited Internet operations within Enterprise and charges for facilities costs related to the write-off of leasehold improvements and lease cancellation costs for vacated premises that housed the Custom Network Applications operations and the North American Terminals operations.

       The draw down of the provision balance was completed as at December 31, 2000.

       One-time costs

       One-time costs included a charge related to workforce reductions in Nortel Networks' joint ventures and was recorded against equity earnings. The restructuring of the above noted operations resulted in Nortel Networks no longer supporting several of its existing products and new product introductions. As a result, Nortel Networks wrote-off the remaining book value of redundant components and finished goods inventory. The inventory provision was recorded in cost of revenues. Nortel Networks also recorded a charge relating to a write-down of investments associated with a working capital loan to a start-up Internet Service Provider and housing that Nortel Networks owned in China that was used by expatriate employees. This amount was recorded in other income - net. Nortel Networks also recorded a charge to write-down its investment in MNC as a result of a decision by MNC to exit product lines that were unprofitable. This amount was recorded against equity earnings.

8.     GAIN ON SALE OF BUSINESSES

       Gain on sale of businesses of $174 related primarily to the divestiture of certain manufacturing operations and tangible and intangible assets in connection with Nortel Networks' operations strategy.

       Gain on sale of businesses for 1999 of $131 related primarily to transactions for the divestiture of certain of Nortel Networks' manufacturing and repair operations and assets.

       Gain on sale of businesses for 1998 of $258 related primarily to the sale of Nortel Networks' Advanced Power Systems business.

9.     OTHER INCOME - NET

                                                    2000              1999              1998
                                                   ------            ------            ------
       Interest income                             $ 130             $ 132             $ 119
       Currency exchange gains (losses)               10               (93)              (86)
       Minority interest                             (86)              (24)              (17)
       Gain on sale of investments                   682               133               183
       Other - net                                   139                71               (10)
                                                   -----             -----             -----
       Other income - net                          $ 875             $ 219             $ 189
                                                   =====             =====             =====

       The gain on sale of investments for 2000 was due to a first quarter gain of $513 related to the sale by Nortel Networks of a portion of its share ownership in Entrust Technologies and a third quarter gain of $169 related to a reduction in Nortel Networks' investment in Entrust Technologies from 33.5 percent to 27.0 percent primarily as a result of Entrust Technologies' issuance of common shares in connection with its acquisition of enCommerce, Inc.

       The gain on sale of investments for 1999 included a gain of $76 related to a sale by Nortel Networks of a portion of its share ownership in Entrust Technologies.

       The gain on sale of investments for 1998 included a gain of $89 related to a reduction in Nortel Networks' investment in Entrust Technologies from 72.9 percent to 53.4 percent as a result of Entrust Technologies issuance of common shares in connection with the r3 acquisition and an initial public offering completed by Entrust Technologies in 1998.

10.    LONG-TERM DEBT

       At December 31, long-term debt consisted of:


                                                                                          2000              1999
                                                                                        --------          --------
       8.75% Notes due June 12, 2001                                                     $  250           $   250
       Term credit facility due June 28, 2001, with a weighted average
       floating interest rate of 6.69% based on LIBOR  + .12%                               120               120
       6.88% Notes due October 1, 2002                                                      300               300
       6.00% Notes due September 1, 2003                                                    200               200
       7.40% Notes due June 15, 2006                                                        150               150
       6.88% Notes due September 1, 2023                                                    200               200
       7.88% Notes due June 15, 2026                                                        150               150
       Other long-term debt with various repayment terms and a weighted average
       interest rate of 5.65%                                                               210                32
       Obligations under capital leases                                                      43                24
                                                                                          ------           -------
                                                                                           1,623             1,426
       Less:  Long-term debt due within one year                                            445                35
                                                                                          ------           -------
                                                                                          $1,178           $ 1,391
                                                                                          ======           =======

       At December 31, 2000, the amounts of long-term debt payable (excluding obligations under capital leases) for the years 2001 through 2005 were $424, $367, $264, $25 and nil, respectively.

11.    INCOME TAXES

       The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax provision included in the consolidated statements of operations for the years ended December 31:

                                                                         2000            1999            1998
                                                                       --------        --------        -------
       Income taxes at Canadian rates
         (2000 - 42.3%, 1999 - 42.9%, 1998 - 43.0%)                    $ (1,012)       $   86          $  (356)

       Reduction of Canadian taxes applicable to
         manufacturing profits                                              (32)          (40)             (18)
       Difference between Canadian rate and rates applicable to
         subsidiaries in the United States and other jurisdictions         (108)         (105)             (84)
       Difference between basic Canadian rate and rates
         applicable to gain on sale of businesses                            30           (32)             (30)
       Non-deductible amortization of acquired intangibles                2,311           640              956
       Utilization of losses                                                (64)          (34)               -
       Other                                                                (47)           11              (48)
                                                                       --------        ------          -------
       Income tax provision                                            $  1,078        $  526          $   420
                                                                       ========        ======          =======

       Details of Nortel Networks' income taxes:

       Earnings (loss) before income taxes:
         Canadian, excluding gain on sale of businesses                $    599        $  187          $(1,184)
         United States and other, excluding gain on sale of
            businesses                                                   (3,165)         (143)              64
       Gain on sale of businesses                                           174           131              258
                                                                       --------        ------          -------
                                                                       $ (2,392)       $  175          $  (862)
                                                                       ========        ======          =======

       Income tax provision:
         Canadian, excluding gain on sale of businesses                $    159        $   77          $   (17)
         United States and other, excluding gain on sale of
            businesses                                                      816           424              356
       Gain on sale of businesses                                           103            25               81
                                                                       --------        ------          -------
                                                                       $  1,078        $  526          $   420
                                                                       ========        ======          =======

       Income tax provision:
         Current                                                       $  1,378        $1,124          $   666
         Deferred                                                          (300)         (598)            (246)
                                                                       --------        ------          -------
                                                                       $  1,078        $  526          $   420
                                                                       ========        ======          =======

       Nortel Networks' effective tax rate for the years ended December 31, 2000, 1999 and 1998 was 32.0 percent, 34.3 percent and 33.3 percent, respectively, excluding the after-tax impacts of Acquisition Related Costs, stock option compensation, and where applicable certain of the one-time gains and charges.

       The following table shows the main items included in deferred income taxes as at December 31, 2000 and 1999:

                                                                                   2000              1999
                                                                                  ------            ------
        Deferred income taxes:
        Assets:
          Tax benefit of loss carryforwards and tax credits                       $  340            $  357
          Provisions and reserves                                                    817               915
          Post-retirement benefits other than pensions                               174               269
          Plant and equipment                                                         46                30
          Pension plan liabilities                                                    32                33
          Deferred compensation                                                       25                15
          Other                                                                       69                13
                                                                                  ------            ------
                                                                                   1,503             1,632
        Valuation allowance                                                         (212)             (233)
                                                                                  ------            ------
                                                                                   1,291             1,399
                                                                                  ------            ------
        Liabilities:
          Acquired technology                                                        455               440
          Provisions and reserves                                                    462               376
          Plant and equipment                                                        132                69
          Unrealized gains on equity investments                                     108                17
          Pension plan assets                                                         13                28
          Other                                                                        6                48
                                                                                  ------            ------
                                                                                   1,176               978
                                                                                  ------            ------
        Net deferred income tax assets                                            $  115            $  421
                                                                                  ------            ------


       Nortel Networks has provided a valuation allowance on certain deferred income tax assets of approximately $63 pertaining to certain provisions and loss carryforwards resulting from certain acquisitions. When recognized by Nortel Networks, the tax benefit of these amounts will be accounted for as a credit to goodwill rather than a reduction of the income tax provision. For the year ended December 31, 2000 Nortel Networks recognized approximately $40 of previously unrecognized loss carryforwards plus other acquired tax benefits from certain acquisitions which were accounted for as a credit to goodwill.

       At December 31, 2000, for income tax purposes Nortel Networks had operating loss carryforwards of approximately $256, which had not been recognized in the financial statements, the majority of which expire between 2004 and 2005, and approximately $50 from other foreign jurisdictions excluding the United States, which can be applied indefinitely against future income.

       Nortel Networks has not provided for Canadian deferred income taxes or foreign withholding taxes on undistributed earnings of its non-Canadian subsidiaries, since these earnings are intended to be re-invested indefinitely.

       Global investment tax credits of $166, $153 and $125 have been applied against the income tax provision in 2000, 1999 and 1998, respectively.

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

       Receivables with related parties included in accounts receivable totalled nil and $318 as at December 31, 2000 and 1999, respectively. Accounts payable with related parties included in trade and other payables totalled nil and $1 as at

       December 31, 2000 and 1999, respectively. Revenue and purchase transactions with related parties for the years ended December 31 are summarized as follows:


                                                                            2000            1999             1998
                                                                          -------          -------         -------
       Revenues                                                            $  709          $ 2,259         $ 1,914
       Purchases                                                           $  369          $   209         $    87



       On February 17, 1999, Nortel Networks purchased $150 Canadian of 6.5 percent convertible unsecured subordinated debentures issued by a subsidiary of BCE, which were subsequently sold to a third party on January 21, 2000.

       Effective May 1, 2000, in conjunction with the Arrangement, BCE's ownership interest was reduced from approximately 36 percent of Old Nortel's common shares immediately prior to the Arrangement to a nominal ownership interest in the Company. As a result, BCE and entities that are owned by BCE were no longer considered related parties immediately after the Arrangement.

13.    SUPPLEMENTARY BALANCE SHEET INFORMATION

       The following tables provide details of selected balance sheet items as at December 31:

       INVENTORIES:

                                                                                            2000             1999
                                                                                          -------          -------
       Raw materials                                                                       $  796           $  696
       Work in process                                                                        968              819
       Finished goods                                                                       2,572            1,148
                                                                                           ------           ------
       Inventories                                                                         $4,336           $2,663
                                                                                           ======           ======

       PLANT AND EQUIPMENT - NET:

                                                                                            2000             1999
                                                                                          -------          -------
       Cost:
         Land                                                                             $   120          $    99
         Buildings                                                                          1,699            1,338
         Machinery and equipment                                                            4,518            3,753
                                                                                          -------          -------
                                                                                            6,337            5,190
                                                                                          -------          -------
       Less accumulated depreciation:
         Buildings                                                                           (452)            (417)
         Machinery and equipment                                                           (2,466)          (2,440)
                                                                                          -------          -------
                                                                                           (2,918)          (2,857)
                                                                                          -------          -------
       Plant and equipment - net                                                          $ 3,419          $ 2,333
                                                                                          =======          =======

       INTANGIBLE ASSETS - NET:

                                                                  2000             1999
                                                                -------          -------
       Cost:
         Acquired technology                                   $  5,883         $  5,020
         Goodwill                                                23,502            6,521
                                                               --------         --------
                                                                 29,385           11,541
                                                               --------         --------

       Less accumulated amortization:
         Acquired technology                                    (4,687)           (3,818)
         Goodwill                                               (5,732)           (1,428)
                                                               --------         --------
                                                               (10,419)           (5,246)
                                                               --------         --------
       Intangible assets - net                                $ 18,966          $  6,295
                                                               --------         --------

14.    COMMON SHARES

       The Company is authorized to issue an unlimited number of common shares without nominal or par value. At December 31, the outstanding number of common shares included in shareholders' equity consisted of:

                                                      2000                       1999                     1998
                                             ------------------------  -----------------------  ----------------------
                                                                     (Number of shares in thousands)
                                                NUMBER                   NUMBER                   NUMBER
                                               OF SHARES         $      OF SHARES         $      OF SHARES         $
                                              -----------   ---------   ----------    --------   ----------    --------
       Balance at beginning of year             2,754,309    $ 11,745    2,652,418    $ 10,109    2,075,522     $ 1,609
       Shares issued pursuant to:
         Shareholder dividend reinvestment
           and stock purchase plan                    244          13          164           4          362           4
         Stock option plans                        54,547         466       63,880         517       20,132         121
         Acquisitions                             293,998      16,917       36,607       1,077      573,592       8,400
         Conversion of debentures                       -           -        2,290          41            -           -
         Plan of Arrangement (a)                   (7,326)          -            -           -            -           -
         Shares purchased and
           cancelled (b)                                -           -       (1,050)         (3)     (17,190)        (25)
                                                ---------    --------    ----------   ---------   ---------    --------
       Balance at end of year                   3,095,772    $ 29,141    2,754,309    $ 11,745    2,652,418    $ 10,109
                                                ---------    --------    ----------   ---------   ---------    --------


       (a) Options exercisable for approximately 0.7852 of a New Nortel common share (before giving effect to the New Nortel Stock Split) granted pursuant to the Arrangement by New Nortel to holders of BCE options at the effective date of the Arrangement.

       (b) For the year ended December 31, 2000 the excess of cost over the carrying amount of common shares that were purchased for cancellation and charged to retained earnings was nil (1999 - $11, 1998 - $199).

       Dividends on the outstanding common shares are declared in United States dollars.

       All references to loss per common share, dividends declared per common share, weighted average number of common shares outstanding and common shares issued and outstanding, have been restated to reflect the impact of the New Nortel Stock Split and 1999 Stock Dividend, respectively, on a retroactive basis.

       Shareholders' rights plan

       On May 1, 2000, the Company adopted a shareholders' rights plan. Under the rights plan, the Company issued one right for each common share outstanding on May 5, 2000, after giving effect to the New Nortel Stock Split, and the Company will issue one right in respect of each common share issued after May 5, 2000 until the occurrence of certain events associated with an unsolicited takeover bid.

15.    CONSOLIDATED STATEMENTS OF CASH FLOWS

       The following information pertains to the consolidated statements of cash flows for the years ended December 31.

       Cash and cash equivalents

       Cash and cash equivalents consist of cash on hand and balances with banks, and short-term investments. Cash and cash equivalents included in the cash flow statements are comprised of the following balance sheet amounts as at December 31:

                                                   2000            1999            1998
                                                 --------        --------        --------
       Cash on hand and balances with banks       $1,218          $  534          $  400
       Short-term investments                        426           1,619           1,830
                                                  ------          ------          ------
       Total cash and cash equivalents            $1,644          $2,153          $2,230
                                                  ------          ------          ------

       Acquisitions and other investments

       The following table summarizes the Company's cash flows from (used in) investing activities from acquisitions of investments and businesses for the years ended December 31:

                                                             2000            1999             1998
                                                          --------        --------         --------
       Cash acquired                                     $   (388)         $   (22)        $   (765)
       Total net assets acquired other than cash          (19,672)          (1,513)          (9,541)
                                                         --------          -------         --------
       Total purchase price                               (20,060)          (1,535)         (10,306)

       Less:  cash acquired                                   388               22              765
       Less: non-cash consideration paid other than
          common share options and contingent
          consideration                                    16,663              769            8,771
       Less: common share option consideration paid         2,908               30              874
       Less: cash consideration contingent upon the
         achievement of certain operational milestones         39               18                -
                                                         --------          -------         --------
       Acquisitions of investments and businesses -
         net of cash acquired                            $    (62)         $  (696)        $    104
                                                         --------          -------         --------

       Interest and income taxes paid

                                                             2000            1999             1998
                                                          --------        --------         --------
       Interest paid                                       $ 158            $ 179           $  233
       Income taxes paid                                   $ 736            $ 421           $  493

       Receivables sales

       The table below summarizes certain cash flows received from securitization vehicles:

                                                                                      2000
                                                                                    -------
       Proceeds from new securitizations                                             $1,632
       Proceeds from collections reinvested in revolving period securitizations      $1,043



16.    EMPLOYEE BENEFIT PLANS

       Effective May 1, 2000, Nortel Networks introduced a balanced capital accumulation and retirement program (the "Balanced Program") and an investor capital accumulation and retirement program (the "Investor Program"), to substantially all of its North American employees. Those employees who were already a member of one of the existing defined benefit pension plans could elect to transfer to either of the new programs or remain in the existing defined benefit pension plans, which subsequent to May 1, 2000 have become known as the traditional capital accumulation and retirement program (the "Traditional Program").

       In addition, Nortel Networks also provides other benefits, including post-retirement benefits other than pensions and post-employment benefits. Such benefits are based on length of service. Employees who elected to stay in the Traditional Program, will either maintain their existing company sponsored post-retirement benefits or will receive a modified version of these benefits, depending on age, service and geographical variations. Employees, who selected the Balanced Program, will maintain their eligibility for post-retirement benefits at reduced company contribution levels, while employees, who selected the Investor Program, will maintain their eligibility for access to post-retirement benefits at their own personal cost. The Traditional Program, the Balanced Program and the Investor Program are discussed in further detail below.

       Nortel Networks' policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Plan assets are comprised primarily of common stocks, bonds, debentures, secured mortgages and property. Included in plan assets are common shares of the Company with an aggregate market value of $66 in 2000 (nil in 1999).

       Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. Within the consolidated balance sheets, pension plan and other benefit assets are included in Other assets and pension plan and other benefit liabilities are included in Other liabilities.

       The following details the funded status of the defined benefit plans available under the Traditional Program and the associated amounts recognized in the consolidated balance sheets as at December 31:

                                                                        2000              1999              1998
                                                                      -------           -------           -------
       ASSUMPTIONS:
       Discount rates applicable to employee pension plans              7.0%              6.8%              7.2%
       Rate of return on assets                                         8.1%              8.0%              8.5%
       Rate of compensation increase                                    4.8%              4.0%              4.3%


                                                              DEFERRED PENSION ASSET             DEFERRED PENSION LIABILITY
                                                          -----------------------------         ----------------------------
                                                             2000               1999               2000             1999
                                                          ----------          ---------          --------          --------
       FUNDED STATUS:

       Projected benefit obligation                         $ 5,347           $ 5,370              $ 531            $ 453
       Plan assets at fair value                              6,303             5,836                 71               71
                                                            -------           -------              -----            -----
       Excess (deficiency) of plan assets at fair
         value over projected plan benefits                     956               466               (460)            (382)
       Unrecognized net plan benefits existing
         at January 1, 1987                                     (12)              (13)                 -                -
       Unrecognized prior service cost                           25                21                  5                5
       Other unrecognized net plan benefits
         and amendments                                        (834)             (329)               129               61
                                                            -------           -------              -----            -----
       Net accrued pension asset (liability)                $   135          $    145             $ (326)           $(316)
                                                            -------           -------              -----            -----

                                                                                          2000              1999            1998
                                                                                       --------           --------        --------
          PENSION EXPENSE:
          Service cost - benefits earned                                               $  182            $  223            $  153
          Interest cost on projected plan benefits                                        394               361               350
          Estimated return on plan assets                                                (450)             (398)             (370)
          Termination benefits                                                              -                 -                49
          Amortization of net pension plan benefits
            and amendments                                                                 12                46                55
          Settlement gains                                                                 (7)                -                 -
          Curtailment gains                                                               (35)              (16)                -
          Actuarial loss                                                                    -                 7                 -
                                                                                       ------            -------           ------
          Net pension expense                                                          $   96            $   223           $  237
                                                                                       ------            -------           ------


                                                                DEFERRED PENSION ASSET          DEFERRED PENSION LIABILITY
                                                              ---------------------------       ---------------------------
                                                                  2000             1999            2000              1999
                                                              ----------         --------       ---------          --------
       CHANGE IN BENEFIT OBLIGATION:
       Benefit obligation at beginning of year                   $5,370           $4,632            $ 453          $ 461
       Service cost - benefits earned                               168              210               14             13
       Interest cost on projected plan benefits                     359              333               35             28
       Amendments                                                    38               11                1            (22)
       Actuarial loss (gain)                                         (6)             466               96            (15)
       Acquisition/divestiture/settlements                           (8)             (49)              (6)            (7)
       Benefits paid                                               (337)            (256)             (48)           (26)
       Foreign exchange                                            (237)              23              (14)            21
                                                                 ------           ------            -----          -----
       Benefit obligation at end of year                         $5,347           $5,370            $ 531          $ 453
                                                                 ------           ------            -----          -----


                                                                DEFERRED PENSION ASSET          DEFERRED PENSION LIABILITY
                                                              ---------------------------       ---------------------------
                                                                  2000             1999            2000              1999
                                                              ----------         --------       ---------          --------
       CHANGE IN PLAN ASSETS:
       Fair value of plan assets at beginning
         of year                                                 $5,836           $5,248            $  71          $  59
       Actual return on plan assets                                 976              765               10             11
       Employer contributions                                        87               95               39             24
       Plan participants' contributions                              23               29                -              -
       Acquisition/divestiture/settlements                          (29)             (64)              (2)             -
       Benefits paid                                               (337)            (256)             (45)           (26)
       Change in valuation                                            -              (47)               -              -
       Foreign exchange                                            (253)              66               (2)             3
                                                                 ------           ------            -----          -----
       Fair value of plan assets at end of year                  $6,303           $5,836            $  71          $  71
                                                                 ------           ------            -----          -----


       Under the terms of the Balanced, Investor and Traditional Programs, eligible employees may contribute a portion of their compensation to an investment plan. Based on the specific program that the employee is enrolled in, Nortel Networks matches a percentage of the employees' contribution up to a certain limit. The cost of these investment plans was $124 for the year ended December 31, 2000.

       In addition, under the terms of the Balanced Program, Nortel Networks contributes a fixed percentage of employees' eligible earnings to a pension plan arrangement. Nortel Networks' contributions vest to the employee after the completion of two years of service. The cost of the Balanced Program's pension plan arrangement was $8 for the year ended December 31, 2000.

       Post-retirement benefits other than pensions

       Post-retirement benefits other than pensions are accrued during the years employees provide service to Nortel Networks for the expected cost of post-retirement benefits other than pensions to retired employees as at December 31:

                                                                              2000              1999             1998
                                                                           --------           -------           -------
       ASSUMPTIONS:
       Discount rates applicable to post-retirement benefits
         other than pensions                                                  7.5%              7.4%              6.8%
       Rate of return on assets                                               8.0%              8.0%              8.5%
       Weighted average health care cost trend rate                           7.5%              7.7%              8.0%
       Weighted average ultimate health care cost
         trend rate                                                           5.1%              5.0%              4.8%
       Year in which ultimate health care cost trend rate
         will be achieved                                                     2004              2004              2004

                                                                              2000              1999             1998
                                                                           --------           -------           -------
       POST-RETIREMENT BENEFIT COST:
       Service cost                                                         $  20              $  31            $  24
       Interest on projected plan benefits                                     39                 44               41
       Expected return on plan assets                                          (3)                (3)              (3)
       Amortization                                                            (2)                 5                4
       Settlements and curtailments                                           (26)                 -                -
                                                                            -----              -----            -----
       Post-retirement benefit cost                                         $  28              $  77            $  66
                                                                            -----              -----            -----


                                                                                        2000              1999
                                                                                     ---------          --------

       ACCRUED POST-RETIREMENT BENEFIT COST:
       Accumulated post-retirement benefit obligation                                  $   479          $   614
       Plan assets at fair value                                                           (46)             (37)
       Unrecognized prior service cost                                                       -              (52)
       Unrecognized net gain                                                               124               32
                                                                                       -------          -------
       Accrued post-retirement benefit cost                                            $   557          $   557
                                                                                       -------          -------

                                                                                        2000              1999
                                                                                     ---------          --------

       CHANGE IN POST-RETIREMENT BENEFIT OBLIGATION:
       Benefit obligation at beginning of year                                         $   614          $    618
       Service cost                                                                         20                31
       Interest on projected plan benefits                                                  39                44
       Plan participants' contributions                                                      2                 1
       Actuarial gain                                                                      (19)              (73)
       Settlements/curtailments                                                            (27)               (5)
       Benefits paid                                                                       (25)              (17)
       Plan amendments                                                                    (119)                -
       Foreign exchange                                                                     (6)               15
                                                                                       -------          --------
       Benefit obligation at end of year                                               $   479          $    614
                                                                                       -------          --------

                                                                                        2000              1999
                                                                                     ---------          --------

       CHANGE IN PLAN ASSETS:
       Fair value of plan assets at beginning of year                                  $   37            $   36
       Employer contributions                                                              21                12
       Plan participants' contributions                                                     2                 1
       Benefits paid                                                                      (25)              (17)
       Expected interest on assets                                                          -                 3
       Actual return on assets                                                             12                 -
       Foreign exchange                                                                    (1)                2
                                                                                       ------            ------
       Fair value of plan assets at end of year                                        $   46            $   37
                                                                                       ------            ------



       Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                             1-PERCENTAGE-POINT  1-PERCENTAGE-POINT
                                                                                  INCREASE           DECREASE
                                                                            -------------------  -----------------

       Effect on accumulated post-retirement benefit obligation                     $ 47               $ (38)
       Effect on aggregate of the service and interest cost components
         of net post-retirement benefit cost                                        $  8               $  (6)


17.    STOCK-BASED COMPENSATION PLANS

       Stock options

       Under the Nortel Networks Corporation 2000 Stock Option Plan (the "2000 Plan"), options to purchase common shares of the Company may be granted to employees of Nortel Networks and directors of the Company that entitle the holder to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated and payable in United States. dollars for United States options and in Canadian dollars for Canadian options. Generally, grants vest 33 1/3 percent at the end of each year for three years. The committee that administers the 2000 Plan has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years. The Company will meet its obligations under the 2000 Plan either by issuance, or by purchase on the open market, of common shares.

       The maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of the Company under the 2000 Plan is 94,000,000. The maximum number of common shares which may be issued from treasury under the 2000 Plan to all non-employee directors of the Company is 500,000.

       Under the Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (the "1986 Plan") options to purchase common shares of the Company may be granted to employees of Nortel Networks that entitle the holder to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated in United States dollars for United States options and in Canadian dollars for Canadian options. Generally, the holder has the right to exercise the options as follows: 1997 and subsequent grants vest 33 1/3 percent at the end of each year for three years; 1991 through 1996 grants vest 50 percent after the first year and the remainder after two years; and pre-1991 grants vest 50 percent after the first two years and 50 percent after the third year. The committee that administers the 1986 Plan has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years. The Company will meet its obligations under the 1986 Plan either by issuance, or by purchase on the open market, of common shares.

       The maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of the Company under the 1986 Plan is 469,718,040. The maximum number of common shares with respect to which options may be granted for the 2000 calendar year and any year thereafter under the 1986 Plan is three percent of the common shares issued and outstanding at the commencement of the year, subject to certain adjustments.

       Each option under the 2000 Plan and 1986 Plan may be granted with or without a stock appreciation right ("SAR"). A SAR entitles the holder to receive payment of an amount equivalent to the excess of the market value of a common share at the time of exercise of the SAR over the subscription price of the common share to which the option relates. Options with SARs may be granted on a cancellation basis, in which case the exercise of one causes the cancellation of the other, or on a simultaneous basis, in which case the exercise of one causes the exercise of the other.

       In January 1995, a key contributor stock option program (the "Program") was established. Under the terms of the Program, participants are granted an equal number of initial options and replacement options. The initial options generally vest after five years and expire after ten years. The replacement options are granted concurrently with the initial options and also expire after ten years. The replacement options generally have an exercise price equal to the market value of the common shares of the Company on the day the initial options are fully exercised, and are generally exercisable commencing thirty-six months thereafter, provided certain other conditions for exercise, including share ownership, are met. In January 2000, 1999 and 1998, 60,000, 2,080,000 and 3,416,000
       options, respectively, were granted pursuant to the Program under the 1986 Plan. In 2000, no options were granted pursuant to the Program under the 2000 Plan.

       At December 31, 2000, nil and 195,587,117 common shares had been issued pursuant to stock option exercises, under the 2000 Plan and 1986 Plan, respectively. The following is a summary of the total number of outstanding stock options and the maximum number of stock options available for grant:

                                                                                                        AVAILABLE
                                                          OUTSTANDING              WEIGHTED                FOR
                                                            OPTIONS                AVERAGE                GRANT
                                                          (thousands)           EXERCISE PRICE         (thousands)
                                                       ----------------        ----------------      ---------------

       Balance at December 31, 1997                          100,348                $ 7.08                53,014
       Granted and assumed options                           149,756                $10.46              (149,756)
       Options exercised                                     (20,132)               $ 9.92                     -
       Options cancelled                                      (9,922)(a)            $ 9.39                 5,966
       Additional shares reserved for issuance                     -                     -                94,576
                                                            --------                ------              --------
       Balance at December 31, 1998                          220,050                $ 9.02                 3,800
       Granted and assumed options                            96,764                $24.30               (96,764)
       Options exercised                                     (63,880)               $ 8.15                     -
       Options cancelled                                     (18,456)(a)            $12.87                 8,222
       Additional shares reserved for issuance                     -                     -               191,568
                                                            --------                ------              --------
       Balance at December 31, 1999                          234,478                $15.25               106,826
       Granted and assumed options                           175,335                $46.83              (175,335)
       Options exercised                                     (54,547)               $ 9.33                     -
       Options cancelled                                     (23,624)(a)            $27.59                18,368
       Additional shares reserved for issuance                     -                     -               164,364
                                                            --------                ------              --------
       Balance at December 31, 2000                          331,642                $32.37               114,223
                                                            --------                ------              --------



       (a)  Includes adjustments related to assumed stock option plans.

       The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. The vesting periods for these assumed plans may differ from the 2000 Plan and 1986 Plan, but are not considered to be significant to the Company's overall use of stock-based compensation. In connection with various acquisitions for the years ended December 31, 2000, 1999 and 1998, a total of 63,025,165, 1,850,360 and 94,575,600 stock options to purchase common shares of the Company were assumed and included in the preceding table. Options that have been granted with SARs are exercisable on a cancellation basis. At December 31, 2000, 1999 and 1998, 24,200, 76,400 and 325,600 SARs, respectively, were outstanding at a weighted average subscription price per share of approximately $6.00. SARs exercisable as at December 31, 2000, 1999 and 1998 were nil.

       The following table summarizes information about stock options outstanding at December 31, 2000:


                                                OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                  -------------------------------------------------    --------------------------------
                                                     WEIGHTED-
                                                      AVERAGE
                                      NUMBER         REMAINING         WEIGHTED-         NUMBER           WEIGHTED-
                                    OUTSTANDING     CONTRACTUAL         AVERAGE        EXERCISABLE         AVERAGE
                                    (thousands)       LIFE (in      EXERCISE PRICE     (thousands)     EXERCISE PRICE
                                                       years)
                                  -------------    -------------   -----------------  -------------   -----------------
               RANGE OF
            EXERCISE PRICES
       $   0.01   -    $    8.95          60,725        5.56             $  5.58            41,164       $  6.21
       $   8.96   -    $   13.42          51,203        6.46             $ 11.39            29,047       $ 11.32
       $  13.43   -    $   20.13          28,269        7.72             $ 16.01             8,236       $ 16.13
       $  20.14   -    $   30.20          52,565        8.66             $ 24.72            15,863       $ 24.39
       $  30.21   -    $   45.30          23,492        9.36             $ 39.07             3,490       $ 38.47
       $  45.31   -    $   67.95          73,796        9.08             $ 54.78             4,209       $ 51.50
       $  67.96   -    $   90.00          41,592        9.40             $ 74.60               165       $ 73.22
                                         -------       -----             -------           -------       -------
                                         331,642        7.91             $ 32.37           102,174       $ 14.36
                                         -------       -----             -------           -------       -------


       At December 31, 1999 and 1998, 83,742,794 and 129,842,902 outstanding options, respectively, were exercisable. The weighted average exercise price for options exercisable at December 31, 1999 and 1998 was $8.98 and $8.53, respectively.

       The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), and, as permitted under SFAS 123, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. SFAS 123 requires disclosure of pro forma amounts to reflect the impact if the Company had elected to adopt the optional recognition provisions of SFAS 123 for its stock option plans and employee stock purchase plans. Accordingly, the Company's net loss applicable to common shares and loss per common share would have been increased to the pro forma amounts as indicated below:


                                                                        2000            1999            1998
                                                                    ----------       ----------      ----------
       Net loss applicable to common shares:
         - reported                                                   $(3,470)        $  (351)        $(1,282)
         - pro forma                                                  $(4,874)        $  (839)        $(1,399)

       Basic and diluted loss per common share:
         - reported                                                   $ (1.17)        $ (0.13)        $ (0.56)
         - pro forma                                                  $ (1.65)        $ (0.31)        $ (0.61)


       The fair value of stock options used to compute pro forma net loss applicable to common shares and loss per common share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions as at December 31:


       WEIGHTED-AVERAGE ASSUMPTIONS                                         2000              1999              1998
       -----------------------------                                      -------           -------           -------
       Dividend yield                                                      0.13%             0.22%             0.28%
       Expected volatility                                                54.01%            56.44%            42.34%
       Risk-free interest rate                                             4.94%             6.21%             4.81%
       Expected option life                                                4 yrs             4 yrs             4 yrs

       The weighted average fair values of the Company's stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 2000, 1999 and 1998 were $27.25, $24.14 and $17.36 per share, respectively.

       The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected price volatility. The Company uses expected volatility rates, which are based on historical volatility rates trended into future years. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

       As of July 1, 2000, the Company began recording deferred compensation related to unvested options held by employees of companies acquired in a purchase acquisition, in accordance with FASB Interpretation No. 44. Deferred compensation is amortized based on the graded vesting schedule of the awards. For the years ended December 31, 2000, 1999 and 1998, Nortel Networks recorded stock option compensation expense of $135, nil and nil, respectively. The expense for 2000 primarily related to the acquisition of Alteon and the impact of the Arrangement on stock options held by former Nortel Networks employees who had transferred to BCE or a BCE affiliated company as a result of the Arrangement.

       Employee stock purchase plan

       The Company established an Employee Stock Purchase Plan (the "Purchase Plan") effective May 1, 2000. The Purchase Plan has four offering periods each year, with each offering period beginning on the first day of each calendar quarter. Under the terms of the Purchase Plan, eligible employees may have up to 10 percent of their eligible compensation deducted from their pay during an offering period to purchase common shares at a per share purchase price of 85 percent of the market price of the shares on the last trading day of the offering period. Compensation expense is recognized for the Company's portion of the contributions made under the Purchase Plan. In 2000, approximately 2,039,000 shares were purchased under the Purchase Plan at a weighted-average price of $45.43.

18.    OTHER COMPREHENSIVE LOSS

       The after-tax components of accumulated other comprehensive loss are as follows:

                                                                                                          TOTAL
                                                                FOREIGN            UNREALIZED          ACCUMULATED
                                                                CURRENCY            GAIN ON               OTHER
                                                              TRANSLATION         INVESTMENTS         COMPREHENSIVE
                                                               ADJUSTMENT            - NET                 LOSS
                                                             ------------         -----------         --------------
        BALANCE AT DECEMBER 31, 1997                           $ (322)              $    -               $ (322)
        Current-period change                                     (36)                  10                  (26)
                                                               ------               ------               ------
        BALANCE AT DECEMBER 31, 1998                             (358)                  10                 (348)
        Current-period change                                     (99)                  13                  (86)
                                                               ------               ------               ------
        BALANCE AT DECEMBER 31, 1999                             (457)                  23                 (434)
        Current-period change                                    (117)                  22                  (95)
                                                               ------               ------               ------
        BALANCE AT DECEMBER 31, 2000                           $ (574)              $   45               $ (529)
                                                               ------               ------               ------

       The foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries.

       Unrealized gain on investments is presented net of tax of $9, $11 and $5 for the years ended December 31, 2000, 1999 and 1998, respectively.

19.    FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

       Risk management

       Nortel Networks' earnings and cashflows may be negatively impacted by fluctuating interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, Nortel Networks enters into foreign currency forward, foreign currency swap, foreign currency option and equity forward contracts. Nortel Networks has established strict counterparty credit guidelines, which are monitored regularly. Nortel Networks does not hold or issue derivative financial instruments for trading purposes.

       Hedge of firm commitments

       Nortel Networks enters into option contracts to limit its exposure to exchange fluctuations on future revenue and expenditure streams. At December 31, 2000 and 1999, Nortel Networks had $458 and $538, respectively, of option contracts outstanding, which had remaining terms to maturity between three days and two years. Nortel Networks also enters into forward contracts, denominated in various currencies, to limit its exposure to exchange fluctuations on existing assets and liabilities and on future revenue and expenditure streams. At December 31, 2000 and 1999, Nortel Networks had forward contracts outstanding to purchase and sell the equivalent of $2,304 and $1,000, respectively, related to assets and liabilities and future revenue and expenditure streams. These contracts had remaining terms to maturity between two days and two years.

       Interest and dividend rate risk

       Nortel Networks enters into interest rate swap contracts to minimize financing costs on long-term debt and to manage interest rate risk on existing liabilities and receivables due to interest rate fluctuation. These contracts are swapped from floating rate payments to fixed rate payments or vice versa. Average floating rates are based on rates implied in the yield curve at the reporting date; such rates may change significantly, affecting future cash flows. These swap contracts had remaining terms to maturity between two months and six years. Nortel Networks also enters into United States to Canadian dollar cross currency swap contracts to limit its exposure to foreign currency fluctuations on the non-cumulative preferential cash dividends with respect to the outstanding Non-cumulative Redeemable Class A Preferred Shares Series 7 of Old Nortel. These contracts had remaining terms to maturity of 22 years. The following table indicates the types of swaps used and their aggregated weighted-average interest rates as at December 31:

                                                               2000         1999
                                                             -------      -------
       Interest rate risk:
          Receive-fixed swaps - notional amount                $ 450       $ 481
            Average fixed rate received                         7.9%        7.9%
            Average floating rate paid                          6.7%        6.2%

          Pay-fixed swaps - notional amount                    $ 251       $ 559
            Average fixed rate paid                            11.3%        7.4%
            Average floating rate received                      6.8%        6.1%

       Dividend rate risk:
          Receive-fixed swaps - notional amount                $ 211       $ 211
            Average fixed rate received                         4.9%        4.9%
            Average floating rate paid                          4.8%        4.8%



       Fair value

       The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of long-term debt instruments reflects a current yield valuation based on observed market prices as of December 31, 2000; the fair value of interest rate swaps and forward contracts reflects the present value of the potential gain or loss if settlement were to take place on December 31, 2000; and the fair value of option contracts reflects the cash flows due to or by Nortel Networks if settlement were to take place on December 31, 2000. Accordingly, the estimates that follow are not necessarily indicative of the amounts that Nortel Networks could potentially realize in a current market exchange.

       At December 31, 2000 and 1999, the carrying amount for all financial instruments approximated fair value with the following exceptions:

                                                           2000                           1999
                                                  -------------------------     -----------------------
                                                   CARRYING         FAIR         CARRYING       FAIR
                                                    AMOUNT          VALUE         AMOUNT        VALUE
                                                  ----------      ---------     ----------    ---------
       Financial liabilities:
          Long-term debt due within one year       $  445          $  447         $   35       $   35
          Long-term debt                            1,178           1,159          1,391        1,385

       Derivative financial instruments,
          Net asset (liability) position:
            Hedges of net foreign investments:
              Forward foreign exchange contracts        -               -              1            2
              Cross currency swaps                      -               -             48           62
            Interest rate swap contracts                -               2              -          (12)
            Contracts relating to future revenues
              and expenditures:
              Forward foreign exchange contracts        -             (18)             -            4
              Options                                   -               1              -            4


       Credit risk

       Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations to Nortel Networks. Nortel Networks is exposed to credit risk in the event of nonperformance, but does not anticipate nonperformance by any of the counterparties. Nortel Networks limits its credit risk by dealing with counterparties that are considered to be of high quality. The maximum potential loss on all financial instruments may exceed amounts recognized in the consolidated financial statements. However, Nortel Networks' maximum exposure to credit loss in the event of nonperformance by the other party to the derivative contracts is limited to those derivatives that had a positive fair value at December 31, 2000. Nortel Networks is also exposed to credit risk from customers. However, Nortel Networks' global orientation has resulted in a large number of diverse customers, which minimizes concentrations of credit risk.

       Non-derivative and off balance sheet instruments

       Pursuant to certain financing agreements, Nortel Networks is committed to provide future financing in connection with purchases of Nortel Networks' products and services. These commitments were approximately $4,100 and $2,400 as at December 31, 2000 and 1999, respectively. Commitments to extend future financing are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes. These commitments may therefore expire without being drawn upon, and do not necessarily represent future cash flows. Nortel Networks limits its financing credit risk by utilizing an internal credit committee that actively monitors the credit exposure of Nortel Networks.

       Guarantees

       At December 31, 2000 and 1999, Nortel Networks had committed and undrawn guarantees of approximately $1,224 and $792, and drawn and outstanding guarantees of approximately $311 and $353, respectively, representing bid, performance, and financial guarantees. These guarantees had no impact on the Company's net earnings (loss).

       Receivables sales

       In 2000, Nortel Networks entered into various agreements to sell receivables. Under certain agreements, Nortel Networks retained servicing rights and provided limited recourse. The amounts associated with the servicing assets did not have a significant impact on the results of operations or financial condition of Nortel Networks. These receivables were sold at a discount of $41 from book value for the year ended December 31, 2000. Certain receivables have been sold with limited recourse, not exceeding 10 percent, of $36 as at December 31, 2000.

       The key assumptions used to determine the fair values on date of transfer and as at December 31, 2000 include annualized discount rates of approximately 3 percent to 5 percent. Generally, trade receivables do not experience prepayments. There is a possibility that actual performance of receivables will differ from the assumptions used to determine fair values at transfer date and at each reporting date. If actual performance, including credit losses, differs from the assumptions made, the carrying value of the servicing bonus component of the transaction will be positively or negatively impacted. As at December 31, 2000, there is no additional expense or liability expected in the event of unfavourable variations in these assumptions as the fair value of the servicing bonus is nil.

20.    COMMITMENTS

       At December 31, 2000, the future minimum lease payments under capital leases and operating leases consisted of:

                                                                                       CAPITAL          OPERATING
                                                                                       LEASES            LEASES
                                                                                      --------          ---------
       Years ending December 31
         2001                                                                          $  9               $  499
         2002                                                                             7                  415
         2003                                                                             4                  271
         2004                                                                             2                  181
         2005                                                                             1                  121
       Thereafter                                                                         -                  114
                                                                                      ------              ------
       Total future minimum lease payments                                               23               $1,601
                                                                                                          ------
       Less:  Imputed interest                                                            2
                                                                                     ------
       Present value of net minimum lease payments                                     $ 21
                                                                                     ------


       Rental expense on operating leases for the years ended December 31, 2000, 1999 and 1998 amounted to $687, $558 and $431, respectively.

       On October 18, 2000, the Company and ANTEC Corporation ("Antec") announced an agreement to create a new company, Arris, Inc. ("Arris"). Under the terms of the agreement, Nortel Networks will effectively transfer its 81.25 percent ownership interest in Arris Interactive LLC ("Arris Interactive") to Arris in exchange for 33 million common shares of Arris and approximately $325 in cash (which includes the payment of approximately $112 of debt owing by Arris Interactive to Nortel Networks), giving Nortel Networks an approximate 46.5 percent ownership interest in Arris. Antec, which currently owns the remaining 18.75 percent of Arris Interactive, will become a subsidiary of Arris. The current Antec shareholders will receive the remaining approximate 53.5 percent ownership interest in Arris.

       On December 15, 2000, the Company and Antec announced that a $550 bank facility which had been secured to fund the cash portion of the consideration to be paid by Antec will need to be replaced. Nortel Networks and Antec are working closely to move the transaction to completion. The transaction remains subject to customary regulatory approvals and approval by Antec shareholders. The revised transaction is expected to close in the first or second quarter of 2001.

       On July 8, 1994, Old Nortel issued 200 Exchange Rights to the holders of Old Nortel's Cumulative Redeemable Class A Preferred Shares Series 4 ("Series 4 Shares") without cost to such holders. The Exchange Rights entitle the holders to exchange each Exchange Right, together with one Series 4 Share, for that number of the Company's common shares determined by dividing $500,000 Canadian by the greater of $2.50 Canadian and 95 percent of the weighted average trading price of the common shares on The Toronto Stock Exchange for the ten trading days ending immediately preceding the exchange date. The Exchange Rights will be of no force or effect until the occurrence of two consecutive unsuccessful auctions in which there are not sufficient clearing bids to determine a dividend rate in respect of the Series 4 Shares. As part of the Arrangement, the rights and obligations of Old Nortel under the Exchange Rights were amended in order to entitle a holder of an Exchange Right to acquire the Company's common shares in the same ratio as determined under the Exchange Rights, unless Nortel Networks elects to redeem for cash all of the Series 4 Shares in accordance with the provisions attaching thereto. Pursuant to an agreement dated May 1, 2000 entered into with Old Nortel, the Company agreed to deliver its common shares pursuant to the exercise of the Exchange Rights, and Old Nortel agreed to issue to the Company that number of common shares of Old Nortel having a value equal to the value of the Company's common shares delivered to the holders of the exercised Exchange Rights. At December 31, 2000, no Exchange Rights had been exercised. An Exchange Right has no value except in connection with a Series 4 Share.

21.    CONTINGENCIES

       On February 12, 2001, Nortel Networks Inc., an indirect subsidiary of the Company, was served with a consolidated amended class action complaint (the "Complaint") that purported to add the Company as a defendant to a lawsuit commenced in July 2000 against Entrust Technologies and three of its officers in the United States District Court of Texas, Marshall Division. The Complaint alleges that Entrust Technologies, certain officers of Entrust Technologies and the Company violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust Technologies. The Company is alleged to be a controlling person of Entrust Technologies. The Company intends to vigorously defend this action.

       On March 4, 1997, Bay Networks announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the "Federal Court") and the California Superior Court, County of Santa Clara (the "California Court") against Bay Networks and ten of Bay Networks' then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants' motion to dismiss the case and on September 8, 2000, a notice of appeal was filed by the plaintiffs. In January 2001, the plaintiffs filed their opening brief in the United States Court of Appeal for the Ninth Circuit. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs' motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs' appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. A new group of putative plaintiffs, who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court on February 22, 2000, seeking to become the representatives of a class of shareholders. The motion and all other proceedings have been stayed pending determination of a request for a reassignment of the matter to a new judge.

       In June 1993, certain holders of Old Nortel's securities commenced a class action in the United States District Court for the Southern District of New York alleging that Old Nortel and certain of its officers violated the Securities Exchange Act of 1934 and common law by making material misstatements of, or omitting to state, material facts relating to the business operations and prospects and financial condition of Old Nortel. In January 2000, the court heard arguments on Old Nortel's motion for summary judgment with respect to all claims in the case. On September 28, 2000, the court granted summary judgment and dismissed the consolidated action. No appeal of the September 28, 2000 court decision was filed.

       Nortel Networks is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

       Nortel Networks is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of these matters and therefore cannot determine whether these actions will, individually or collectively, have a material adverse effect on the business, results of operations and financial condition of Nortel Networks. The Company and any named directors and officers of the Company and/or its subsidiaries intend to vigorously defend these actions.

       Environmental matters

       Nortel Networks' manufacturing and research operations are subject to a wide range of environmental protection laws in various jurisdictions around the world. Nortel Networks seeks to operate its business in compliance with such laws, and has a corporate environmental management system standard and an environmental protection program to promote such compliance. Moreover, Nortel Networks has a periodic, risk-based, integrated environment, health and safety audit program.

       Nortel Networks' environmental program focuses its activities on design for the environment, and supply chain and packaging reduction issues. Nortel Networks works with its suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.

       Nortel Networks is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. At December 31, 2000, the accruals on the Company's consolidated balance sheet for environmental matters were $28. Based on information presently available, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liability that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations and financial condition of the Company.

       Nortel Networks has remedial activities under way at five of its facilities and seven previously occupied sites. An estimate of Nortel Networks' anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $27.

       Nortel Networks is also listed as a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at five Superfund sites in the United States and is listed as a de minimis PRP at three of these Superfund sites. An estimate of Nortel Networks' share of the anticipated remediation costs associated with such Superfund sites is included in the environmental accruals of $28 referred to above.

       Liability under CERCLA may be imposed on a joint and several basis, without regard to the extent of Nortel Networks' involvement. In addition, the accuracy of Nortel Networks' estimate of environmental liability is affected by several uncertainties such as additional requirements which may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, Nortel Networks' liability could be greater than its current estimate.

 22.   UNUSED BANK LINES OF CREDIT

       At December 31, 2000 and 1999, the Company and certain subsidiary companies had total unused committed bank lines of credit, generally available at rates slightly above LIBOR, of approximately $2,160 and $1,850, respectively.

23.    SUBSEQUENT EVENTS

       Subsequent to the Company's February 15, 2001 announcement in which the Company provided new guidance for financial performance for the fiscal year and first quarter 2001, the Company and certain of its officers and directors have been named as defendants in a number of putative class action lawsuits. These lawsuits, which have been filed through February 28, 2001 in the United States and Canada on behalf of shareholders who acquired the Company's common shares as early as November 1, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws. The Company intends to vigorously defend all such served actions.

       On February 13, 2001, the Company acquired JDS Uniphase Corporation's Zurich, Switzerland-based subsidiary (the "Zurich Subsidiary"), as well as related assets in Poughkeepsie, New York (the "New York Related Assets"). The Zurich Subsidiary was a designer and manufacturer of strategic 980 nanometer pump-laser chips, which provide the energy source by which light is strengthened as it is transmitted on fiber between cities or buildings. The acquisition was completed by way of a merger of the Zurich Subsidiary with and into an indirect, wholly owned subsidiary of the Company. Pursuant to the terms of the agreement between the parties, approximately 65.7 million of the Company's common shares, valued at approximately $2,500, were issued to JDS Uniphase Corporation on closing. In addition, up to an additional 16.4 million of the Company's common shares will be payable after December 31, 2003, to the extent Nortel Networks does not meet certain purchase commitments from JDS Uniphase Corporation by that date.

       On February 8, 2001, Old Nortel completed an offering of $1,500 of 6.125 percent notes which mature on February 15, 2006 (the "Notes"). The Notes will pay interest on a semi-annual basis on February 15 and August 15, beginning on August 15, 2001. The Notes are redeemable, at any time at Old Nortel's option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a make-whole premium.

24.    COMPARATIVE FIGURES

       Certain 1999 and 1998 figures in the consolidated financial statements have been reclassified to conform to the 2000 presentation.

                     ---------------------------------------
                      QUARTERLY FINANCIAL DATA (UNAUDITED)


Summarized consolidated quarterly financial data for 2000 and 1999 are as follows:

                                                              (MILLIONS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)
                                      -------------------------------------------------------------------------------------------
                                          4TH QUARTER            3RD QUARTER             2ND QUARTER            1ST QUARTER
                                      ---------------------  ---------------------   --------------------   ---------------------
                                        2000        1999       2000        1999        2000        1999        2000        1999
                                      --------   ---------   --------   ----------   --------   ---------   ---------   ---------
Revenues                                $8,818     $6,573     $7,314      $5,147      $7,821      $5,281     $6,322       $4,286
Gross profit                             4,014      2,911      3,218       2,162       3,336       2,280      2,604        1,871
Net earnings (loss) applicable to
  common shares                         (1,409)       172       (586)        (79)       (745)       (258)      (730)        (186)
Earnings (loss) per common share
  - basic                                (0.46)      0.06      (0.20)      (0.03)      (0.26)      (0.10)     (0.26)       (0.07)
  - diluted                              (0.46)      0.06      (0.20)      (0.03)      (0.26)      (0.10)     (0.26)       (0.07)

Dividends per common share              0.0188     0.0188     0.0188      0.0188      0.0188      0.0188     0.0188       0.0188


All references to earnings (loss) per common share and dividends per common share have been restated to reflect the impact of the 2000 stock split and the 1999 stock dividend.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the Company's proxy circular and proxy statement filed with the Commission on March 13, 2001 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions "Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited", "Shareholder Return Performance Graph" and "Report of the Audit Committee of Nortel Networks Corporation" commencing on pages 15, 18 and 26, respectively.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the Company's proxy circular and proxy statement filed with the Commission on March 13, 2001 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions "Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited", "Shareholder Return Performance Graph" and "Report of the Audit Committee of Nortel Networks Corporation" commencing on pages 15, 18 and 26, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the Company's proxy circular and proxy statement filed with the Commission on March 13, 2001 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions "Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited", "Shareholder Return Performance Graph" and "Report of the Audit Committee of Nortel Networks Corporation" commencing on pages 15, 18 and 26, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the Company's proxy circular and proxy statement filed with the Commission on March 13, 2001 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions "Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited", "Shareholder Return Performance Graph" and "Report of the Audit Committee of Nortel Networks Corporation" commencing on pages 15, 18 and 26, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       FINANCIAL STATEMENTS

         The index to the Consolidated Financial Statements appears on page 48.

2.       FINANCIAL STATEMENT SCHEDULES

                                                                                                             PAGE
                                                                                                            -----
               Quarterly Financial Data (Unaudited).......................................................   F-46
               Independent Auditors' Report...............................................................     55
         II -  Valuation and Qualifying Accounts and Reserves, Provision for Uncollectibles...............     56


         All other schedules are omitted because they are inapplicable or not required.


         Individual financial statements of entities accounted for by the equity method have been omitted because no such entity constitutes a "significant subsidiary" requiring such disclosure at December 31, 2000.

3.       REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K dated December 15, 2000 confirming its financial outlook for 2001, the fourth quarter of 2000 and the first quarter of 2001 and providing an update on the timing and terms of its previously announced transaction with ANTEC Corporation.

         The Company filed a Current Report on Form 8-K dated January 22, 2001 related to its financial results for the fourth quarter and full year of 2000 prepared in accordance with United States generally accepted accounting principles and also related to its financial outlook for the year 2001 and the first quarter of 2001.

         The Company filed a Current Report on Form 8-K dated January 29, 2001 announcing the filing by the Company's principal operating subsidiary, Nortel Networks Limited, of a preliminary prospectus supplement relating to the proposed offering of approximately US$1 billion of debt securities with an expected maturity of five years under a shelf registration and announcing the amendment of a consolidated class action complaint in respect of Entrust Technologies Inc. to name the Company as a defendant in the action.

         The Company filed a Current Report on Form 8-K dated February 2, 2001 related to the announcement by the Company's principal operating subsidiary, Nortel Networks Limited, of an offering of US$1.5 billion of 6.125% Notes due February 15, 2006.

         The Company filed a Current Report on Form 8-K dated February 7, 2001 related to the announcement of its entrance into a definitive agreement to acquire JDS Uniphase Corporation's Zurich, Switzerland-based subsidiary, as well as related assets in Poughkeepsie, New York.

         The Company filed a Current Report on Form 8-K dated February 16, 2001 related to its revised financial outlook for the year 2001 and the first quarter of 2001.

       4.       EXHIBIT INDEX

                The Items listed as Exhibits 10.1 to 10.26 relate to management contracts or compensatory plans or arrangements.


       EXHIBIT
       NUMBER        DESCRIPTION
       -------       -----------

           *2.       Amended and Restated Arrangement Agreement involving BCE
                     Inc., Nortel Networks Corporation, formerly known as New
                     Nortel Inc., and Nortel Networks Limited, formerly known as
                     Nortel Networks Corporation, made as of January 26, 2000, as amended and restated March 13, 2000 (including Plan of Arrangement under Section 192 of the Canada Business
                     Corporations Act) (filed as Exhibit 2.1 to the Company's
                     Current Report on Form 8-K dated May 1, 2000).

           *3.1      Restated Certificate and Articles of Incorporation of
                     Nortel Networks Corporation (filed as Exhibit 3 to the
                     Company's Report on Form 8-K dated October 19, 2000).

            3.2      By-Law No. 1 of the Company.

           *4.1      Shareholders Rights Plan Agreement dated as of March 13,
                     2000 between Nortel Networks Corporation and Montreal Trust
                     Company of Canada, which includes the Form of Rights
                     Certificate as Exhibit A thereto (filed as Exhibit 3 to
                     Nortel Networks Corporation's Registration Statement on
                     Form 8-A filed with the Commission on April 28, 2000 as amended by the Registration Statement on Form 8-A/A filed with the Commission on May 1, 2000).

           *4.2      Indenture dated as of November 30, 1988, between Nortel
                     Networks Limited and The Toronto-Dominion Bank Trust
                     Company, as trustee, related to debt securities authenticated and delivered thereunder, which to date comprise the 8 3/4% Notes due 2001, the 6 7/8% Notes due
                     2002, the 6% Notes due September 1, 2003, and the 6 7/8%
                     Notes due September 1, 2023 issued by Nortel Networks
                     Limited (filed as Exhibit 4.1 to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1999).

           *4.3      Indenture dated as of February 15, 1996, among Nortel
                     Networks Limited, as issuer and guarantor, Nortel Networks
                     Capital Corporation, formerly Northern Telecom Capital
                     Corporation, as issuer, and The Bank of New York, as trustee, related to debt securities and guarantees authenticated and delivered thereunder, which to date comprise the 7.40% Notes due 2006 and the 7.875% Notes due
                     2026 (filed as Exhibit 4.1 to Registration Statement on
                     Form S-3 (No. 333-1720) of Nortel Networks Limited and
                     Nortel Networks Capital Corporation).

           *4.4      Indenture dated as of December 15, 2000 among Nortel
                     Networks Limited, as issuer and guarantor, Nortel Networks
                     Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to debt securities and guarantees authenticated and delivered thereunder (filed as Exhibit
                     4.1 to Registration Statement on Form S-3 (No. 333-51888) of Nortel Networks Limited and Nortel Networks Capital
                     Corporation).

           *4.5 First Supplemental Indenture dated as of February 1, 2001 to Indenture dated as of December 15, 2000 among Nortel
                     Networks Limited, as issuer and guarantor, Nortel Networks
                     Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to 6.125% Notes due 2006 (filed as Exhibit
                     4.1 to Nortel Networks Limited's Current Report on Form 8-K dated February 2, 2001).

            4.6 Short Form Prospectus dated July 6, 1994, filed in each of the provinces of Canada related to 200 Exchange Rights issued to holders of Nortel Networks Limited's Cumulative
                     Redeemable Class A Preferred Shares Series 4 on July 8,
                     1994.

            *10.1    2000 Executive Management Team SUCCESS Plan effective
                     January 1, 2000 (filed as Exhibit 10.2 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     1999).

            10.2     2001 SUCCESS Award Program, effective January 1, 2001.

       -----------------------
       *   Incorporated by reference


EXHIBIT
 NUMBER        DESCRIPTION
-------        -----------
    *10.3      Supplementary Pension Credits Arrangement (filed as Exhibit
               10.14 to the Company's  Registration  Statement on
               Form S-1 (No. 2-71087)).

    *10.4 Supplementary Executive Retirement Plan (Canada - Part I) effective January 1, 1983, as amended effective January 1, 1999 and January 1, 2000 (filed as Exhibit 10.4 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999).

    *10.5 Supplementary Executive Retirement Plan (Canada - Part II and United States) effective January 1, 1983, as amended effective January 1, 1999 and January 1, 2000 (filed as Exhibit
               10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

    *10.6      Leave of Absence Prior to Pension Procedure dated June 21,
               1977, and related resolutions of the Board of Directors of Nortel
               Networks Limited dated October 21, 1980 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1998).

    *10.7 Statements describing the right of certain officers and senior managers in Canada and the United States to defer the receipt of all or part of their short-term and long-term incentive awards (filed as Exhibit 10.9 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1996).

    *10.8 Statements describing the right of certain executives in Canada to defer all or part of their short-term and long-term incentive awards (filed as Exhibit 10.4 to Nortel Networks
               Limited's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2000).

    *10.9      Statement describing eligibility for the Group Life
               Insurance Plan for directors who are not salaried employees of the Company (filed as Exhibit 10.10 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1996).

    *10.10     Resolutions of the Board of Directors of the Company dated
               May 25, 2000, related to the payment of directors fees (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

    *10.11     Resolutions of the Board of Directors of Nortel Networks
               Limited dated December 17, 1993, as amended by resolutions of the Board of Directors of Nortel Networks Limited dated February 29,
               1996, providing for retirement compensation of directors who are not salaried employees of Nortel Networks Limited or its subsidiaries (filed as Exhibit 10.13 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1996).

    *10.12 Agreement between a director of Nortel Networks Limited and Nortel Networks Limited dated May 13, 1999, setting forth the arrangements with respect to his serving as non-executive
               Chairman of the Board of Nortel Networks Limited (filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

    *10.13 Agreement with an officer of the Company dated June 27, 2000 regarding his appointment as chief operating officer of each of the Company and Nortel Networks Limited (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

    *10.14     Resolution of the Board of Directors of Nortel Networks
               Limited dated May 28, 1999, related to the remuneration of the Chairman of the Board (filed as Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1999).

-----------------------
*        Incorporated by reference


       EXHIBIT
        NUMBER    DESCRIPTION
       -------    -----------


       *10.15     Resolutions of the Board of Directors of Nortel Networks
                  Limited dated September 23, 1999, related to the remuneration of the current Chairman and immediate past Chairman of the Board of Directors of Nortel Networks Limited (filed as
                  Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

       *10.16     Resolution of the Board of Directors of Nortel Networks
                  Limited dated April 27, 2000, related to the remuneration of the current and former Chairman of the Board (filed as Exhibit
                  10.1 to Nortel Networks Limited's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 2000).

       10.17      Nortel Networks Limited Restricted Stock Unit Plan dated as of
                  January 30, 1997,  as amended  effective April 29, 1999,
                  September 1, 1999, February 15, 2000, May 1, 2000, and
                  November 15, 2000.

       *10.18     Nortel Networks Limited Directors' Deferred Share Compensation
                  Plan effective June 30, 1998 and amended and restated as of May 1, 2000 (filed as Exhibit 10.4 to Nortel Networks
                  Limited's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 2000).

       *10.19 Nortel Networks Corporation 1986 Stock Option Plan as Amended and Restated, as amended effective April 30, 1992, April 27,
                  1995, December 28, 1995, April 8, 1998, February 25, 1999,
                  April 29, 1999, September 1, 1999, December 16, 1999, and May
                  1, 2000 (filed as Exhibit 4.3 to Post-Effective Amendment No.
                  1 to the Company's Registration Statement on Form S-8 (No.
                  333-11342)).

       *10.20     Nortel Networks Corporation 2000 Stock Option Plan (filed as
                  Exhibit 4.3 to Post-Effective  Amendment No. 1 to the
                  Company's Registration Statement on Form S-8 (No. 333-11876)).

       *10.21     Nortel Networks NA Inc., formerly known as Bay Networks, Inc.,
                  1994 Stock Option Plan as Amended and Restated, as amended effective May 1, 2000 (filed as Exhibit 4.3 to Post-Effective
                  Amendment No. 2 on Form S-8 to the Company's Registration
                  Statement on Form S-4 (No. 333-9066)).

       *10.22     Nortel Networks/BCE 1985 Stock Option Plan (Plan of
                  Arrangement 2000) (filed as Exhibit 10.5 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000).

       *10.23     Nortel Networks/BCE 1999 Stock Option Plan (Plan of
                  Arrangement 2000) (filed as Exhibit 10.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000).

       *10.24     Nortel Networks Limited Executive Retention and Termination
                  Plan effective September 1, 1999 (filed as Exhibit 10.5 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1999).

       10.25      Assumption Agreement between Nortel Networks Corporation and
                  Nortel Networks Limited dated March 5, 2001, regarding the assumption and agreement by Nortel Networks Corporation to perform certain covenants and obligations of Nortel Networks
                  Limited under the Nortel Networks Limited Executive Retention and Termination Plan.

       *10.26     Nortel Networks U.S. Deferred Compensation Plan (filed as
                  Exhibit 4.3 to Post-Effective Amendment No. 1 to the Company's
                  Registration Statement on Form S-8 (No. 333-11558)).

       *10.27 Agreement dated May 1, 2000 between Nortel Networks Limited, formerly known as Nortel Networks Corporation, and Nortel
                  Networks Corporation, formerly known as New Nortel Inc., with respect to exchange rights attached to the Nortel Networks
                  Limited Cumulative Redeemable Class A Preferred Shares Series
                  4 (filed as Exhibit 10.1 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 2000).

       -----------------------
       *         Incorporated by reference


       EXHIBIT
        NUMBER         DESCRIPTION
       --------        ------------
             12.       Computation of Ratios.

             21.       Subsidiaries of the Registrant.

             23.       Consent of Deloitte & Touche LLP.

             24.       Power of Attorney of certain directors and officers.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders of Nortel Networks Corporation

We have audited the consolidated financial statements of Nortel Networks Corporation as at December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 1, 2001, except as to note 23 which is as of February 28, 2001, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule included on page 56 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Chartered Accountants


Toronto, Canada
February 1, 2001 except as to note 23 which is as of February 28, 2001

                                                                    SCHEDULE II
                                                                   CONSOLIDATED

                           NORTEL NETWORKS CORPORATION


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          PROVISION FOR UNCOLLECTIBLES
                           (MILLIONS OF U.S. DOLLARS)


                                                   Balance at          Additions
                                                  beginning of      charged to cost                          Balance at end
                                                      year            and expenses        Deductions*           of year
                                              ------------------ ------------------- ------------------- -------------------

Year 2000                                          $   603             $   296             $ 116               $  783
Year 1999                                          $   362             $   294             $  53               $  603
Year 1998                                          $   245             $   189             $  72               $  362













-------------------------------------------------------------------------------
* Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, less recoveries and foreign exchange translation adjustments.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BRAMPTON, ONTARIO, CANADA ON THE 13TH DAY OF MARCH, 2001.

                                       NORTEL NETWORKS CORPORATION




                                       By:          "JOHN A. ROTH"
                                           -----------------------------------
                                                (John A. Roth, President
                                              and Chief Executive Officer)



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 13TH DAY OF MARCH, 2001.


              Signature                                   Title
 ------------------------------------        ---------------------------------

     Principal Executive Officer

                                                        President and
            "JOHN A. ROTH"                         Chief Executive Officer
 ---------------------------------------                and a Director
            (JOHN A. ROTH)


     Principal Financial Officer

                                                   Chief Financial Officer
           "FRANK A. DUNN"                              and a Director
----------------------------------------
           (FRANK A. DUNN)


     Principal Accounting Officer


         "DOUGLAS C. BEATTY"                              Controller
----------------------------------------
         (DOUGLAS C. BEATTY)

                                   DIRECTORS:






      J.J. BLANCHARD*                                  R.A. INGRAM*
-----------------------------                --------------------------------
     (J.J. BLANCHARD)                                 (R.A. INGRAM)


        R.E. BROWN*                                    G. SAUCIER*
-----------------------------                --------------------------------
       (R.E. BROWN)                                    (G. SAUCIER)


      F.C. CARLUCCI*                                  S.H. SMITH, JR.*
-----------------------------                --------------------------------
     (F.C. CARLUCCI)                                 (S.H. SMITH, JR.)


      L.Y. FORTIER*                                     L.R. WILSON*
-----------------------------                --------------------------------
      (L.Y. FORTIER)                                   (L.R. WILSON)







                              By:*                 "DEBORAH J. NOBLE"
                                     -------------------------------------------
                                       (DEBORAH J. NOBLE, as attorney-in fact)
                                                    March 13, 2001