Form 10-Q
period 2001-03-31
NORTEL NETWORKS CORP
filed 2001-05-15
CIK 72911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

                               YES [X]        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as at APRIL 30, 2001

                   3,186,012,761 WITHOUT NOMINAL OR PAR VALUE

================================================================================

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
ITEM 1.     Consolidated Financial Statements (unaudited)..............   4

ITEM 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................  21

ITEM 3.     Quantitative and Qualitative Disclosures About
                   Market Risk.........................................  37



                               PART II
                          OTHER INFORMATION

ITEM 1.     Legal Proceedings..........................................  38

ITEM 2.     Changes in Securities and Use of Proceeds..................  38

ITEM 6.     Exhibits and Reports on Form 8-K...........................  39

SIGNATURES  ...........................................................  40




            ALL DOLLAR AMOUNTS IN THIS DOCUMENT ARE IN UNITED STATES
                        DOLLARS UNLESS OTHERWISE STATED.

Nortel  Networks is a trademark of Nortel Networks Limited

Alteon is a trademark of Alteon WebSystems, Inc.

ALTiS is a trademark of Nortel Networks Applications Management Solutions Inc. (formerly known as EPiCON, Inc.)

Sonoma Integrator is a trademark of Sonoma Systems Inc.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Contents of Consolidated Financial Statements

                                                                      PAGE
                                                                      ----
         Consolidated Statements of Operations......................   4

         Consolidated Balance Sheets................................   5

         Consolidated Statements of Cash Flows......................   6

         Notes to Consolidated Financial Statements.................   7

                           NORTEL NETWORKS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         ----------------------
                                                                           2001           2000
                                                                         -------        -------
Revenues                                                                 $ 6,177        $ 6,322
Cost of revenues                                                           4,317          3,718
                                                                         -------        -------
Gross profit                                                               1,860          2,604

Selling, general and administrative expense (excluding                     1,392          1,192
  stock option compensation)
Research and development expense                                           1,027            851
In-process research and development expense                                   15            673
Amortization of intangibles
  Acquired technology                                                        281            181
  Goodwill                                                                 1,688            479
Stock option compensation                                                     36              -
Special charges                                                              388            195
                                                                         -------        -------
                                                                          (2,967)          (967)

Equity in net loss of associated companies                                   (28)            (3)
Other income - net                                                            89            535
Interest expense
  Long-term debt                                                             (39)           (23)
  Other                                                                      (16)           (16)
                                                                         -------        -------
Loss before income taxes and accounting change                            (2,961)          (474)

Income tax recovery (provision)                                              366           (256)
                                                                         -------        -------
Loss before accounting change                                             (2,595)          (730)

Cumulative effect of accounting change (net of income taxes of $9)            15              -
                                                                         -------        -------
Net loss applicable to common shares                                     $(2,580)       $  (730)
                                                                         =======        =======

Basic and diluted loss per common share before accounting change         $ (0.82)       $ (0.26)
Basic and diluted loss per common share after accounting change          $ (0.82)       $ (0.26)

Dividends declared per common share                                      $0.01875       $0.01875

            See notes to unaudited consolidated financial statements.

                           NORTEL NETWORKS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (MILLIONS OF U.S. DOLLARS)

                                                                           MARCH 31,     DECEMBER 31,
                                                                             2001            2000
                                                                          ----------    --------------
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                               $  1,772        $  1,644
  Accounts receivable (less provisions of - $384 at March 31, 2001;
    $400 at December 31, 2000)                                               7,520           8,198
  Inventories                                                                4,165           4,336
  Income taxes receivable                                                      148               -
  Deferred income taxes - net                                                  778             730
  Other current assets                                                       1,337           1,622
                                                                          --------        --------
TOTAL CURRENT ASSETS                                                        15,720          16,530

Long-term receivables (less provisions of - $414 at March 31, 2001;
  $383 at December 31, 2000)                                                 1,503           1,528
Investments at cost and associated companies at equity                         721             892
Plant and equipment - net                                                    3,714           3,419
Intangible assets - net                                                     19,800          18,966
Deferred income taxes - net                                                    318             287
Other assets                                                                   824             558
                                                                          --------        --------
TOTAL ASSETS                                                              $ 42,600        $ 42,180
                                                                          ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                           $    684        $    315
  Trade and other accounts payable                                           2,234           3,102
  Payroll and benefit-related liabilities                                      742             917
  Other accrued liabilities                                                  3,778           3,973
  Income taxes payable                                                           -             306
  Long-term debt due within one year                                           458             445
                                                                          --------        --------
TOTAL CURRENT LIABILITIES                                                    7,896           9,058

Deferred income                                                                109             105
Long-term debt                                                               2,633           1,178
Deferred income taxes - net                                                    861             902
Other liabilities                                                            1,031           1,024
Minority interest in subsidiary companies                                      778             804
                                                                          --------        --------
                                                                            13,308          13,071
                                                                          --------        --------

CONTINGENCIES (note 13)

SHAREHOLDERS' EQUITY

Common shares, without par value - Authorized shares: unlimited;
  Issued and outstanding shares: 3,190,849,938 at March 31, 2001
    and 3,095,772,260 at December 31, 2000                                  32,447          29,141
Additional paid-in capital                                                   3,507           3,636
Deferred stock option compensation                                            (365)           (413)
Deficit                                                                     (5,366)         (2,726)
Accumulated other comprehensive loss                                          (931)           (529)
                                                                          --------        --------
TOTAL SHAREHOLDERS' EQUITY                                                  29,292          29,109
                                                                          --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 42,600        $ 42,180
                                                                          ========        ========


            See notes to unaudited consolidated financial statements.

                           NORTEL NETWORKS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (MILLIONS OF U.S. DOLLARS)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  -----------------------
                                                                                    2001           2000
                                                                                  --------       --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss applicable to common shares                                            $(2,580)       $  (730)
  Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities, net of effects from acquisitions of businesses:
      Amortization and depreciation                                                 2,175            818
      In-process research and development expense                                      15            673
      Equity in net loss of associated companies                                       28              3
      Stock option compensation                                                        36              -
      Tax benefit from stock options                                                   33            166
      Deferred income taxes                                                          (130)            99
      Other liabilities                                                               (19)            32
      Gain on sale of investments                                                     (24)          (513)
      Other - net                                                                      14            368
      Change in operating assets and liabilities:
        Accounts receivable                                                         1,036            (76)
        Inventories                                                                    34           (622)
        Income taxes                                                                 (454)          (330)
        Accounts payable and accrued liabilities                                   (1,148)          (441)
        Other operating assets and liabilities                                        121            (62)
                                                                                  -------        -------
  Net cash used in operating activities                                              (863)          (615)
                                                                                  -------        -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

  Expenditures for plant and equipment                                               (563)          (308)
  Proceeds on disposals of plant and equipment                                          -             13
  Increase in long-term receivables                                                  (389)          (419)
  Decrease in long-term receivables                                                    61            409
  Acquisitions of investments and businesses - net of cash acquired                   (23)            21
  Proceeds on sale of investments                                                      44            661
                                                                                  -------        -------
  Net cash from (used in) investing activities                                       (870)           377
                                                                                  -------        -------


CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Dividends on common shares                                                          (60)           (53)
  Increase in notes payable                                                           582             20
  Decrease in notes payable                                                          (207)           (21)
  Proceeds from long-term debt                                                      1,505             29
  Repayments of long-term debt                                                        (37)           (25)
  Increase (decrease) in capital leases payable                                        (9)            22
  Issuance of common shares                                                           102            183
                                                                                  -------        -------
  Net cash from financing activities                                                1,876            155
                                                                                  -------        -------
  Effect of foreign exchange rate changes on cash and cash equivalents                (15)           (10)
                                                                                  -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  128            (93)
                                                                                  -------        -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD - NET                              1,644          2,153
                                                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD - NET                                  $ 1,772        $ 2,060
                                                                                  =======        =======


            See notes to unaudited consolidated financial statements.

                           NORTEL NETWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (MILLIONS OF U.S. DOLLARS, UNLESS OTHERWISE STATED)

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

       These unaudited Consolidated Financial Statements and the notes thereto relate to the operations of the Company and its subsidiary companies (collectively, "Nortel Networks").

2.     BASIS OF PRESENTATION

       The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission for the preparation of interim financial information. Accordingly, they do not include all information and footnotes as required by United States generally accepted accounting principles ("GAAP") in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of these unaudited Consolidated Financial Statements are as those described in the Company's audited Consolidated Financial Statements and notes thereto prepared in accordance with GAAP and included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). Although the Company is headquartered in Canada, the consolidated financial statements are expressed in United States dollars as the greater part of the Company's financial results and net assets are denominated in United States dollars.

       In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments are of a normal recurring nature. The financial results for the three months ended March 31, 2001 are not necessarily indicative of financial results for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the 2000 Form 10-K.

       The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as long-term contracts, allowance for uncollectible accounts receivable, inventory obsolescence, product warranty, amortization, employee benefits, taxes, provisions, in-process research and development, and contingencies.

       Except as noted below, Old Nortel's comparative consolidated interim and annual financial statements, and its financial results for the period January 1, 2000 to May 1, 2000, represent the financial position, results of operations and cash flows of New Nortel as if Old Nortel and New Nortel had historically been the same entity.

       The preferred shares and debt securities of Old Nortel outstanding immediately prior to the Arrangement remained outstanding and continued to be obligations of Old Nortel immediately after the Arrangement. As a result, certain of New Nortel's consolidated financial statements items, including comparative figures, have been reclassified to reflect the impact of the Arrangement on New Nortel and the ongoing equity interest of the Old Nortel preferred shareholders. The impact of the Arrangement on the consolidated balance sheets of New Nortel was the reclassification of the outstanding Class A Series 4, 5 and 7 preferred shares of Old Nortel from shareholders' equity to minority interest in subsidiary companies. The impact of the Arrangement on the consolidated statements of operations of New Nortel was the reclassification of the dividends on preferred shares to other income - net to reflect the dividend distribution on the outstanding preferred shares to the Old Nortel preferred shareholders.

       All references to loss per common share, dividends declared per common share, weighted average number of common shares outstanding, and common shares issued and outstanding have been restated to reflect the impact of the New Nortel Stock Split.

3.     ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

       Effective January 1, 2001, Nortel Networks adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" ("SFAS 138"). SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings/loss. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income/loss ("OCI") and are recognized in net earnings/loss when the hedged item affects net earnings/loss. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net earnings/loss. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship, changes in the fair value of the derivative are recognized in net earnings/loss.

       The adoption of SFAS 133 resulted in a cumulative decrease to net loss applicable to common shares of $15 (pre-tax $24) and a charge to OCI of $7 (pre-tax $11). The decrease in net loss applicable to common shares is primarily attributable to embedded derivatives. The charge to OCI is primarily attributable to the effective portion of option and forward contracts related to the Canadian dollar hedge program that are designated as cash flow hedges.

       Nortel Networks net earnings/loss and cash flows may be negatively impacted by fluctuating interest rates, foreign exchange rates, and equity prices. To effectively manage these market risks, Nortel Networks enters into foreign currency forward, foreign currency swap, foreign currency option contracts, interest rate swaps, and equity forward contracts.

       Foreign Currency Risk

       Nortel Networks enters into option contracts to limit its exposure to exchange fluctuations on future revenue or expenditure streams, and forward contracts, which are denominated in various currencies, to limit its exposure to exchange fluctuations on existing assets and liabilities and on future revenue or expenditure streams. Principal currencies hedged include the Canadian dollar, British pound, and Euro. Option and forward contracts used to hedge future revenue or expenditure streams are designated as cash flow hedges and hedge these exposures out to a maximum of 24 months. Forward contracts used to hedge foreign exchange exposure on existing assets and liabilities are designated as fair value hedges. Option and forward contracts not designated as hedging instruments under SFAS 133 are also used to economically hedge the impact of fluctuations in exchange rates on existing assets and liabilities and on future revenue and expenditure streams.

       Interest Rate Risk

       Nortel Networks enters into interest rate swap contracts to minimize financing costs on long-term debt and to manage interest rate risk on existing liabilities and receivables due to interest rate fluctuations. The contracts swap floating interest rate payments to fixed interest rate payments or vice versa. Contracts that are used to swap fixed interest rates to floating interest rates are designated as fair value hedges. Nortel Networks also enters into United States to Canadian dollar cross currency swap contracts, which are not designated as hedging instruments, to limit its exposure to foreign currency fluctuations on the non-cumulative preferential cash dividends with respect to the outstanding Non-cumulative Redeemable Class A Preferred Shares Series 7 of Old Nortel.

       Other Derivatives

       Nortel Networks may invest in warrants to purchase securities of other companies as a strategic investment. Warrants that relate to publicly traded companies or that can be net share settled are deemed derivative financial instruments under SFAS 133. Such warrants are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure. In addition, Nortel Networks may enter into certain commercial contracts containing derivative financial instruments.

       For option contracts designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no material impact on net loss for the three months ended March 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three months ended March 31, 2001.

       Selling, general and administrative expenses for the three months ended March 31, 2001, included a net gain of $38 pre-tax, primarily related to changes in the fair value of derivative instruments not designated as hedging instruments.

       Derivative gains and losses included in OCI are reclassified into net earnings/loss at the time the underlying transaction is recognized. During the three months ended March 31, 2001, $5 of net derivative losses were reclassified to selling, general and administrative expense. Nortel Networks estimates that $25 pre-tax of net derivative losses included in OCI will be reclassified into net earnings/loss within the next twelve months.

4.     SEGMENTED INFORMATION

       General description

       Nortel Networks customers, markets, and solutions continue to evolve. As a result, the specific customer groups identified within our previous Service Provider and Carrier segment and Enterprise segment have now merged or become uniform. In response to this change, Nortel Networks has changed the way it manages its business to reflect a focus on providing seamless networking solutions and service capabilities to its customers. Consequently, financial information by segment and customer solution has been restated and reported on a new basis commencing with the three months ended March 31, 2001. Financial information by segment and customer solution for the years ended December 31, 2000 and 1999 has also been restated and presented for comparative purposes. Geographical information did not change as a result of this new basis of reporting.

       Nortel Networks operations include two reportable operating segments: the Network Infrastructure segment ("Network Infrastructure"); and the Photonics Components segment ("Photonics Components"). Network Infrastructure consists of all networking solutions and includes optical inter-city transmission products, metropolitan optical transmission products, core Internet Protocol networking solutions (including packet and circuit switching), eBusiness and service solutions, and applications solutions and services for wireless networks. These networking solutions are used by service provider, carrier, and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, global carriers, wireless network providers, Internet service providers, application service providers, resellers, public utilities, cable television companies, large enterprises and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations. Photonics Components consists of the optical and electronic component design and manufacturing operations for incorporation into Nortel Networks own products and for sale to other networking systems manufacturers and includes active and passive optical components, lasers and filters, transmitters and receivers, modules and subsystems, pump-laser chips, and microelectronics devices.

       Other represents operating segments and business activities which include certain customer premises-based voice and data networking solutions, global professional services, all access solutions, and civil works and original equipment manufacturer offerings. None of these operating segments or business activities meet the quantitative criteria to be disclosed as reportable segments.

       The Company's President and Chief Executive Officer ("CEO") has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The CEO relies on the information derived directly from Nortel Networks management reporting system which provides revenue and gross profit information by segment. The CEO reviews selling, general and administrative expense, research and development expense, and the costs associated with acquisitions on a total basis. Therefore, Nortel Networks does not allocate these costs to the segments as the CEO does not use this information to either assess the performance of or allocate resources to the segments. In addition, the CEO does not review asset information on a segmented basis. Intersegment sales are based on fair market values. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation. The accounting policies of the segments are the same as those described on page F-7 in note 2 of the 2000 Form 10-K.

       Segments

       The following tables set forth information by segments for the three months ended March 31:

                                                                             2001              2000
                                                                            ------            ------
       REVENUES
       Network Infrastructure                                               $4,561            $4,620
       Photonics Components                                                    315               402
       Other                                                                 1,511             1,611
       Intersegment sales elimination                                         (210)             (311)
                                                                            ------            ------
       Total                                                                $6,177            $6,322
                                                                            ------            ------

       GROSS PROFIT

       Network Infrastructure                                               $1,531            $2,052
       Photonics Components                                                     71               128
       Other                                                                   264               434
       Intersegment inventory unrealized profit elimination - net               (6)              (10)
                                                                            ------            ------
       Total                                                                $1,860            $2,604
                                                                            ------            ------

       GROSS MARGIN

       Network Infrastructure                                                 33.6%             44.4%
       Photonics Components                                                   22.5%             31.8%
       Other                                                                  17.5%             26.9%
       Nortel Networks                                                        30.1%             41.2%
                                                                            ------            ------

       The following tables set forth information by segments for the years ended December 31:

                                                                                           2000              1999
                                                                                         --------          --------
       REVENUES
       Network Infrastructure                                                            $ 22,524          $ 14,378
       Photonics Components                                                                 2,425             1,045
       Other                                                                                7,278             6,669
       Intersegment sales elimination                                                      (1,952)             (805)
                                                                                         --------          --------
       Total                                                                             $ 30,275          $ 21,287
                                                                                         --------          --------

       GROSS PROFIT
       Network Infrastructure                                                            $ 10,425          $  6,635
       Photonics Components                                                                   890               389
       Other                                                                                1,900             2,255
       Intersegment inventory unrealized profit elimination - net                             (43)              (55)
                                                                                         --------          --------
       Total                                                                             $ 13,172          $  9,224
                                                                                         --------          --------

       GROSS MARGIN
       Network Infrastructure                                                                46.3%             46.1%
       Photonics Components                                                                  36.7%             37.2%
       Other                                                                                 26.1%             33.8%
       Nortel Networks                                                                       43.5%             43.3%
                                                                                         --------          --------

       Customer solutions revenues

       The following table sets forth external revenues by customer solutions for the three months ended March 31:

                                                                                          2001              2000
                                                                                         ------            ------
       Optical inter-city                                                                $  992            $1,424
       Local internet                                                                     2,104             2,134
       Wireless internet                                                                  1,465             1,062
       Other (a)                                                                          1,616             1,702
                                                                                         ------            ------
       Total                                                                             $6,177            $6,322
                                                                                         ------            ------

       (a) Other includes the external customer solutions revenue of $105 and $91 of the Photonics Components segment for the three months ended March 31, 2001 and 2000, respectively.

       The following table sets forth external revenues by customer solutions for the years ended December 31:

                                                                                            2000              1999
                                                                                          --------          --------
       Optical inter-city                                                                   $6,912            $3,073
       Local internet                                                                       10,520             7,428
       Wireless internet                                                                     5,092             3,877
       Other (a)                                                                             7,751             6,909
                                                                                          --------          --------
       Total                                                                              $ 30,275          $ 21,287
                                                                                          --------          --------

       (a) Other includes the external customer solutions revenue of $473 and $240 of the Photonics Components segment for the years ended December 31, 2000 and 1999, respectively.

       Geographic information

       The following table sets forth external revenues by geographic regions for the three months ended March 31:

                                                                                          2001              2000
                                                                                         ------            ------
       EXTERNAL REVENUES (a)
       United States                                                                     $3,040            $3,960
       Canada                                                                               320               325
       Other countries                                                                    2,817             2,037
                                                                                         ------            ------
       Total                                                                             $6,177            $6,322
                                                                                         ------            ------

       (a) Revenues are attributable to geographic regions based on the location of the customer.

       The following table sets forth long-lived assets by geographic regions as at:

                                                                                         MARCH 31,        DECEMBER 31,
                                                                                            2001              2000
                                                                                         ---------        ------------
       LONG-LIVED ASSETS (a)
       United States                                                                      $ 17,765          $ 19,361
       Switzerland                                                                           2,759                 -
       Canada                                                                                1,721             1,670
       Other countries                                                                       1,269             1,354
                                                                                          --------          --------
       Total                                                                              $ 23,514          $ 22,385
                                                                                          --------          --------

       (a) Represents plant and equipment - net and intangible assets - net that are identified with each geographic region.

5.     LOSS PER COMMON SHARE

       Basic loss per common share was calculated by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2001 and 2000, the effect of converting options and redeemable preferred shares was antidilutive as a result of net losses applicable to common shares.

       The following table details the weighted average number of common shares outstanding for the three months ended March 31:

       (in millions of shares)                                                 2001          2000
       -----------------------                                                ------        ------
       Weighted average number of common shares
         outstanding - basic                                                  3,146          2,811
       Weighted-average effect of dilutive securities:
         Employee stock options                                                  86            156
                                                                              -----         ------
       Weighted average number of common shares
         outstanding - diluted                                                3,232          2,967
                                                                             ------         ------

6.     ACQUISITIONS

       The following table sets out certain information as at March 31, 2001 related to the acquisition completed by the Company during the three months ended March 31, 2001. The acquisition was accounted for using the purchase method. These unaudited Consolidated Financial Statements include the operating results of the business from the date of acquisition.

                                                                            ACQUIRED                        NET TANGIBLE
       CLOSING DATE                     PURCHASE          GOODWILL         TECHNOLOGY        IPR&D             ASSETS
       & ACQUISITION                      PRICE           (---amortization period---)                       (LIABILITIES)
       -------------                    --------          --------         ----------        ------         -------------
       February 13
       980 NPLC Business (i)             $ 2,818          $ 2,417            $ 402            $ 15             $ (16)
                                                         (4 years)         (3 years)

       Form of initial consideration and other

       (i) JDS Uniphase Corporation's Zurich, Switzerland-based subsidiary, as well as related assets in Poughkeepsie, New York (the "980 NPLC Business"), was a designer and manufacturer of strategic 980 nanometer pump-laser chips. In connection with the acquisition, the Company issued approximately 65.7 million common shares. The purchase price includes $500 of deferred consideration which is payable after December 31, 2003 in common shares of the Company. The actual number of common shares to be transferred to satisfy the $500 of deferred consideration will be between 10.9 million and 16.4 million depending on the Company's common share price at that date. The minimum number of common shares are considered issued and outstanding for financial reporting purposes. The calculated number of common shares to be transferred is subject to reduction to the extent that Nortel Networks meets certain purchase commitments from JDS Uniphase Corporation by that date. The purchase price allocation noted above is preliminary and is based on Nortel Networks estimate pending the completion of independent appraisals.

       Contingent consideration

       In certain acquisition transactions, Nortel Networks has agreed to additional purchase consideration to be paid upon the achievement of specific objectives by the acquired business. The achievement of these objectives results in an increase in the purchase price of the acquired business for consideration subsequent to the purchase date, and a corresponding increase to the goodwill recorded on the acquisition. The maximum contingent consideration was fixed as at the date of acquisition.

       As at March 31, 2001, approximately $104 of the remaining $208 of contingent consideration available to the former shareholders and option holders of CoreTek, Inc. ("CoreTek") had been earned upon the achievement of business performance objectives during the three months ended March 31, 2001, and has been included as an increase to goodwill.

       In-process research and development

       A brief description of the in-process research and development ("IPR&D") projects in process or completed during the three months ended March 31, 2001, including an estimated percentage-of-completion of products within each project at their respective acquisition dates, is set forth in the table below:

                                                                               ESTIMATED         EXPECTED
          YEAR &                                                              PERCENTAGE         COST TO          DISCOUNT
          ACQUISITION           IPR&D PROJECT                                  COMPLETE          COMPLETE           RATE
          -----------           -------------                                 ----------         --------         --------
          2001

          980 NPLC Business     G08 980 nanometer pump-laser chip                 10%              $10               25%

                                980 nanometer pump-laser chips are a critical component used in optical assemblies and are a key part of optical systems. The project is expected to be completed and to begin contributing to consolidated revenues by the end of the first
                                quarter of 2003.
          --------------------------------------------------------------------------------------------------------------------------

          2000

          Sonoma Systems        Integrator Version 5.0                             86%             $ 0.2              19%

                                Integrator is a Broadband Integrated Integral Access Device that allows service providers to deliver integrated voice and data services over their existing asynchronous transfer mode infrastructure.
                                Integrator provides business-class Internet access, Frame Relay, high speed local area network services, and video and digital voice services. Nortel Networks has revised its original estimates and now expects that the project will be completed and will begin contributing to consolidated revenues by  the end of the second quarter of 2001.
          --------------------------------------------------------------------------------------------------------------------------

          Alteon                Web Switches and Traffic Management               N/A             $ 1.1              40%
          WebSystems, Inc.      Software

                                Web switches come in both stackable and modular forms and provide integrated traffic control services, such as load balancing, filtering, and bandwidth management, within a high performance
                                Layer 4-7 switching platform. The project was completed in the first quarter of 2001 and is expected to begin contributing to consolidated revenues in the second quarter of 2001.

                                For purposes of determining the value of the IPR&D associated with this project, the discount rate used was adjusted upwards to factor in the level of completion of the IPR&D project.
          --------------------------------------------------------------------------------------------------------------------------

                                                                               ESTIMATED         EXPECTED
          YEAR &                                                              PERCENTAGE         COST TO          DISCOUNT
          ACQUISITION           IPR&D PROJECT                                  COMPLETE          COMPLETE           RATE
          -----------           -------------                                 ----------         --------         --------
          2000

          EPiCON, Inc.          ALTiS Version 4.x                                  45%            $ 1.5               35%

                                ALTiS is a software management and deployment platform that can be used by both application service providers and enterprise information technology departments to manage the deployment, installation and use of remote applications on remote Windows PCs. Nortel Networks has revised its original estimates and now expects that the project will be completed and will begin contributing to consolidated revenues by the end of the third quarter of 2001.
          --------------------------------------------------------------------------------------------------------------------------

          Architel Systems      Order Management System ("OMS") version           7%              $ 0.5              19%
          Corporation           1.7

                                OMS is a software system that reduces service delivery times, operating costs, and time to market for new services by automating the network and service provisioning processes. The project was completed and began contributing to consolidated revenues in the first quarter of 2001.
          --------------------------------------------------------------------------------------------------------------------------

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

           -------------------------------------------------------------------------------------------------------------------------

                                Optical Performance Monitor ("OPM")               75%             $ 2.4              23%

                                The OPM is a high-end wavelength monitor. The OPM is designed to meet specifications provided by certain key telecommunication service providers. Nortel Networks has revised its original estimates and now expects that the project will be completed and will begin contributing to consolidated revenues by the end of the second quarter of 2001.
                                ----------------------------------------------------------------------------------------------------

                                Laser Locker Card ("LLC")                         65%             $ 4.2              23%

                                The LLC is a tunable laser configuration with an optical feedback loop for wavelength locking. The
                                LLC uses a differential etalon approach that outputs a comparative signal into a closed feedback loop for tuning and locking the laser. The project was subsequently merged with another ongoing development project and Nortel Networks has revised its original estimates and now expects that the project will be completed and will begin contributing to consolidated revenues by the end of the fourth quarter of 2001.
       --------------------------------------------------------------------------------------------------------------------------
        Xros, Inc.              X-1000                                            65%             $ 8.8               22%

                                The X-1000 is an all-optical cross-connect system for fiber-optic networks. The project is expected to be completed and to begin contributing to consolidated revenues in the second half of 2001.
       -----------------------------------------------------------------------------------------------------------------------------

                                                                               ESTIMATED         EXPECTED
          YEAR &                                                              PERCENTAGE         COST TO          DISCOUNT
          ACQUISITION           IPR&D PROJECT                                  COMPLETE          COMPLETE           RATE
          -----------           -------------                                 ----------         --------         --------
          2000

          Qtera Corporation     Photonic Networking Systems                       56%             $ 15.8             22%

                                Photonic Networking Systems are ultra-long-reach optical networking systems. These systems allow for scalable optical Internet capabilities, which enable high performance, rapid wavelength provisioning and restoration, and low cost survivable bandwidth. The project was completed in the first quarter of 2001 and is expected to begin contributing to consolidated revenues in the second quarter of 2001.
       -----------------------------------------------------------------------------------------------------------------------------

       In order for Nortel Networks to succeed in the highly competitive and rapidly changing marketplace in which it operates, acquired assets must be integrated quickly into its customer solutions as enhancements of existing technology or as part of a larger platform. It is Nortel Networks normal practice to begin the integration of all acquired businesses (including management responsibilities, financial reporting, and human resources) immediately following the closing of the transaction. As such, Nortel Networks does not specifically track revenues generated from completed IPR&D projects of acquired businesses subsequent to the closing and integration of acquisitions. While Nortel Networks believes that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

7.     SPECIAL CHARGES AND ONE-TIME COSTS

       Special charges for the three months ended March 31, 2001 were as follows:

       Workforce reduction                                                                         $  260
       Contract settlement and lease costs                                                             24
       Goodwill write-off                                                                              90
       Other                                                                                           14
                                                                                                   ------
       Total special charges                                                                          388
       Cumulative draw-downs                                                                         (183)
                                                                                                   ------
       Provision balance                                                                           $  205
                                                                                                   ------

       2001

       For the three months ended March 31, 2001, Nortel Networks recorded special charges of $388 related to restructuring and other costs associated with its initiatives that began in 2000 to optimize profitability and drive efficiencies in its business by streamlining operations and activities that are not aligned with its core markets and leadership strategies. In addition, Nortel Networks continued with the outsourcing of the Information Services function that began in the fourth quarter of 2000.

       Workforce reduction charges of $254 related to the cost of severance and related benefits for the termination of approximately 8,200 employees in connection with the above noted restructuring activities. The termination of the 8,200 employees was primarily in North America and the United Kingdom and across all of Nortel Networks operating segments. As at March 31, 2001, the provision balance has been drawn down by cash payments of $92 resulting in an ending provision balance of $162. The remaining provision is expected to be substantially drawn down by the third quarter of 2001.

       Non-severance charges of $34 in connection with the above noted restructuring activities included a charge of $20 for obligations under contractual agreements within Network Infrastructure and Other and a charge of $14 related to various items within Network Infrastructure. The provision of $34 at March 31, 2001 is expected to be substantially drawn down by the third quarter of 2001.

       The goodwill write-off of $90 was the remaining net book value of goodwill recorded on the prior acquisitions of MICOM Communications Corp. and Broadband Networks Inc. As part of Nortel Networks current initiative to strategically realign resources, Nortel Networks has made the decision to exit the technologies associated with these prior acquisitions completely.

       When events and circumstances warrant a review, Nortel Networks evaluates the carrying value of goodwill and long-lived assets to be held and used in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In light of the current business environment, uncertain performance outlook, and adjustment of technology market valuations, Nortel Networks is engaged in an evaluation of its long-lived assets.

       A charge of $10 was recorded in connection with the outsourcing of certain Information Services functions, of which $6 related to workforce reduction and $4 related to contract settlement and lease costs. As at March 31, 2001, the provision balance has been drawn down by cash payments of $1 resulting in an ending provision balance of $9. The remaining provision is expected to be substantially drawn down by the fourth quarter of 2001.

       2000

       In the year ended December 31, 2000, Nortel Networks recorded special charges aggregating to $271 related to restructuring and other charges, and one-time costs of $2.

       Restructuring activities involved the implementation of Nortel Networks initiative to strategically realign resources into high growth areas of the business in response to shifts in customers' needs and transitions from older to newer technologies across Nortel Networks product portfolio, and the outsourcing of certain Information Services functions.

       Workforce reduction charges of $130 primarily represented the cost of severance and related benefits for the termination of approximately 4,000 employees in the above noted restructuring activities.

       Other charges primarily represented a reduction of the goodwill related to Matra Nortel Communications S.A.S. and the provision had been completely drawn down as at December 31, 2000.

       The opening provision balance of $48, related to the above workforce reductions, has been completely drawn down, resulting in a provision balance of nil as at March 31, 2001.

       1999

       In the year ended December 31, 1999, Nortel Networks recorded special charges aggregating to $160 related to restructuring costs and one-time costs of $49.

       Restructuring activities involved Nortel Networks exit of certain operations, realigning of resources into growth areas in response to industry shifts as well as to create efficiencies within the former Service Provider and Carrier segment ("SP&C") and the former Enterprise segment and the streamlining of SP&C manufacturing operations. Nortel Networks also restructured, for purposes of outsourcing, its corporate processes including a portion of its payroll, accounts payable, training, and resourcing functions.

       Workforce reduction charges of $87 primarily represented the cost of severance and related benefits for the termination of approximately 1,970 employees in the above noted restructuring activities.

       Other charges primarily represented a write-down of equipment, contract settlement and lease costs, and facilities impairment charges of $73. The provision had been completely drawn down as at December 31, 2000.

       The opening provision balance of $28 related to the employees identified in the strategic resource realignment initiatives described above has been drawn down by $17, resulting in a provision balance of $11 as at March 31, 2001. The remaining provision is expected to be drawn down by the second quarter of 2001.

8.     LONG-TERM DEBT

       On February 8, 2001, Nortel Networks Limited, a subsidiary of the Company, completed an offering of $1,500 of 6.125 percent notes which mature on February 15, 2006 (the "Notes"). The Notes will pay interest on a semi-annual basis on February 15 and August 15, beginning on August 15, 2001. The Notes are redeemable, at any time at Nortel Networks Limited's option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a make-whole premium.

9.     INCOME TAXES

       Excluding the impact of after-tax charges of Acquisition Related Costs (IPR&D expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation and, where applicable, certain of the one-time gains and charges, Nortel Networks effective income tax rate was 32.0 percent for the three months ended March 31, 2001 compared with 33.0 percent for the same period in 2000. The change in Nortel Networks effective tax rate was primarily due to the change in Nortel Networks geographic mix of earnings.

       Global investment tax credits of $40 and $43 for the three months ended March 31, 2001 and 2000, respectively, have been applied against the income tax provision.

10.    INVENTORIES

       The following table sets forth inventories as at:

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       2001              2000
                                                                                     ---------        ------------
       Raw materials                                                                  $1,062            $  796
       Work in process                                                                   923               968
       Finished goods                                                                  2,180             2,572
                                                                                      ------            ------
       Inventories                                                                    $4,165            $4,336
                                                                                      ------            ------


11.    CONSOLIDATED STATEMENTS OF CASH FLOWS

       The following table sets forth interest and income taxes paid for the three months ended March 31:

                                                                                        2001              2000
                                                                                        ----              ----
       Interest paid                                                                    $ 32              $ 28
       Income taxes paid                                                                $191              $308

12.    COMPREHENSIVE LOSS

       The components of comprehensive loss, net of tax, were as follows for the three months ended March 31:

                                                                                           2001               2000
                                                                                         --------           --------
       Net loss applicable to common shares                                              $(2,580)           $  (730)
       Other comprehensive income (loss):
        Change in foreign currency translation adjustment (a)                               (292)               (21)
        Change in unrealized gain on investments - net (b)                                   (87)               129
        Unrealized net derivative losses on cash flow hedges - net (c)                       (23)                 -
                                                                                         --------           --------
       Comprehensive loss                                                                $(2,982)           $  (622)
                                                                                         --------           --------

       (a) The change in the foreign currency translation adjustment is not adjusted for income taxes as it relates to indefinite investments in non-United States subsidiaries.

       (b) Certain securities deemed available-for-sale by Nortel Networks are measured at fair value. Unrealized holding gains and losses related to these securities are excluded from net loss and are included in comprehensive loss until they are realized.

       (c) Includes $7 (pre-tax $11) of net derivative losses related to the adoption of SFAS 133. During the three months ended March 31, 2001, $5 of net derivative losses were reclassed to selling, general and administrative expense.

13.    CONTINGENCIES

       Subsequent to the February 15, 2001 announcement in which the Company provided revised guidance for financial performance for the fiscal year and first quarter 2001, the Company and certain of its then current officers and directors have been named as defendants in a number of purported class action lawsuits. These lawsuits, which have been filed through April 13, 2001 in the United States, and in Ontario and Quebec, Canada, on behalf of shareholders who acquired the Company's securities as early as November 1, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws.

       On February 12, 2001, Nortel Networks Inc., an indirect subsidiary of the Company, was served with a consolidated amended class action complaint (the "Complaint") that purported to add the Company as a defendant to a lawsuit commenced in July 2000 against Entrust Technologies, Inc. ("Entrust Technologies") and three of its then current officers in the United States District Court of Texas, Marshall Division. The Complaint alleges that Entrust Technologies, certain then current officers of Entrust Technologies, and the Company violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust Technologies. The Company is alleged to be a controlling person of Entrust Technologies. On April 6, 2001, the Company filed a motion to dismiss the Complaint.

       On March 4, 1997, Bay Networks, Inc. ("Bay Networks"), a company acquired by Nortel Networks Limited on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the "Federal Court") and the California Superior Court, County of Santa Clara (the "California Court") against Bay Networks and ten of Bay Networks' then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants' motion to dismiss the case and on September 8, 2000, a notice of appeal was filed by the plaintiffs. In January 2001, the plaintiffs filed their opening brief in the United States Court of Appeal for the Ninth Circuit and the defendants filed their responsive brief in April 2001. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs' motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs' appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. A new group of putative plaintiffs, who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court on February 22, 2000, seeking to become the representatives of a class of shareholders. The motion and all other proceedings have been stayed pending determination of a request for a reassignment of the matter to a new judge.

       Nortel Networks is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

       Nortel Networks is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters and therefore cannot determine whether these actions, suits, claims, proceedings and investigations will, individually or collectively, have a material adverse effect on the business, results of operations and financial condition of Nortel Networks. Unless otherwise noted, Nortel
       Networks and any named directors and officers of Nortel Networks intend to vigorously defend these actions, suits, claims, proceedings and investigations.

14.    RECENTLY ISSUED PRONOUNCEMENTS

       In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises certain standards for accounting for securitization and other transfers of financial assets and collateral. In addition, SFAS No. 140 requires certain additional disclosures that were not previously required. The additional disclosure requirements were effective for financial statements for fiscal years ending after December 15, 2000 and were adopted for the year ended December 31, 2000. The revised accounting standards of SFAS 140 are effective for transactions occurring after March 31, 2001. The application of the revised accounting standards of SFAS 140 are not expected to have a material adverse effect on the business, results of operations or financial condition of Nortel Networks.

15.    SUBSEQUENT EVENTS

       On April 9, 2001, the Company and ANTEC Corporation ("ANTEC"), announced an amendment to the agreement announced October 18, 2000 to realign their cable businesses to create a new company. Under the terms of the amended agreement, immediately prior to closing, Nortel Networks and ANTEC will contribute to Arris Interactive LLC ("Arris Interactive") all outstanding loans previously provided to Arris Interactive, of approximately $114 and $10 at December 31, 2000, respectively, and accrued interest to the date of closing. At closing, Nortel Networks will transfer to the new company its then existing membership interest in Arris Interactive in exchange for 37 million common shares of the new company. Nortel Networks will own approximately 49.3 percent of the new company and the ANTEC shareholders will own the remaining approximate 50.7 percent. Nortel Networks will also convert at closing approximately $90 of certain current payables and royalties due from, and advances made to, Arris Interactive into a new membership interest in Arris Interactive. Subject to the satisfaction of certain conditions, Nortel Networks will have the right to require Arris Interactive to redeem this new interest. The transaction is subject to customary regulatory approvals, the approval of ANTEC shareholders, the completion of ANTEC's new working capital financing arrangements, and the satisfaction of certain conditions relating to the new membership interest. The transaction is expected to close in the second quarter of 2001.

16.    COMPARATIVE FIGURES

       Certain comparative figures in the unaudited Consolidated Financial Statements have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       You should read this section in conjunction with our unaudited consolidated financial statements and notes, which begin on page 4. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth below under "Forward-looking statements," on page 32. All dollar amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

       Where we say the "Company," we mean Nortel Networks Corporation without its subsidiaries. Where we say "we," "us," "our," or "Nortel Networks," we mean the Company and its subsidiaries.

OVERVIEW

       Nortel Networks Corporation is a publicly-traded company on the New York and Toronto stock exchanges under the symbol "NT". Nortel Networks Limited is the Company's principal direct operating subsidiary. The Company holds all of the outstanding common shares of Nortel Networks Limited but none of the preferred shares of Nortel Networks Limited. Acquisitions involving any share consideration are completed by the Company and acquisitions involving only cash consideration are generally completed by Nortel Networks Limited.

DEVELOPMENTS IN 2001

Legal proceedings

       Subsequent to the February 15, 2001 announcement in which the Company provided revised guidance for financial performance for the fiscal year and first quarter 2001, the Company and certain of its then current officers and directors were named as defendants in a number of purported class action lawsuits. These lawsuits, which have been filed through April 13, 2001 in the United States, and in Ontario and Quebec, Canada, on behalf of shareholders who acquired the Company's securities as early as November 1, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws. The Company intends to vigorously defend all such served actions. See "Legal proceedings" on page 30 for additional details.

Special charges

       In light of the current economic environment, and in order to optimize profitability and drive efficiencies in our business, the Company has announced aggregate net reductions of approximately 20,000 employees from the number of employees at December 31, 2000. The number of affected employees is expected to be minimized as a result of normal attrition, including retirement, and is expected to be substantially completed by the end of the first half of 2001. See "Special charges" on page 27 for additional details.

Debt issuance

       On February 8, 2001, Nortel Networks Limited completed an offering of $1,500 of 6.125 percent notes, which mature on February 15, 2006. The notes will pay interest on a semi-annual basis on February 15 and August 15, beginning on August 15, 2001. The notes are redeemable, at any time at Nortel Networks Limited's option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a "make-whole" premium. See "Liquidity and capital resources" on page 29 for additional details.

Acquisition

       On February 13, 2001, the Company acquired JDS Uniphase Corporation's Zurich, Switzerland-based subsidiary, a designer and manufacturer of strategic 980 nanometer pump-laser chips, and related assets in Poughkeepsie, New York. In connection with the acquisition, the Company issued approximately 65.7 million common shares. The purchase price includes $500 of deferred consideration which is payable after December 31, 2003 in common shares of the Company. The calculated number of common shares to be transferred is subject to reduction to the extent that Nortel Networks meets certain purchase commitments from JDS Uniphase Corporation by that date. The acquisition was accounted for using the purchase method, and the operating results from the date of acquisition are included in the photonics components segment.

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001

       Revenue for the three months ended March 31, 2001 decreased slightly compared to the same period in 2000. However, due to costs associated with our acquisitions and a decrease in gross profit, we reported a net loss applicable to common shares of $2,580, or $0.82 per common share. Excluding the impact of Acquisition Related Costs (in-process research and development expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation, and certain of the one-time gains and charges, for the three months ended March 31, 2001, we reported a net loss from operations applicable to common shares of $385, or $0.12 per common share. Gross margin for the three months ended March 31, 2001 was 30.1 percent compared to 41.2 percent for the same period in 2000.

RESULTS OF OPERATIONS

       Our customers, markets, and solutions continue to evolve. As a result, the specific customer groups identified within our previous service provider and carrier segment and enterprise segment have now merged or become uniform. In response to this change, we have changed the way we manage our business to reflect a focus on providing seamless networking solutions and service capabilities to our customers. In addition, subsequent to the April 19, 2001 announcement of our financial results for the three months ended March 31, 2001, we have reallocated certain solutions from our network infrastructure segment to other to reflect our current management structure. Financial information by segment and customer solution has been restated and reported on the new basis commencing with the three months ended March 31, 2001.

NETWORK INFRASTRUCTURE - This operating segment consists of all networking solutions and includes optical inter-city transmission products, metropolitan optical transmission products, core Internet Protocol networking solutions (including packet and circuit switching), eBusiness and service solutions, and applications solutions and services for wireless networks. These networking solutions are used by service provider, carrier, and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, global carriers, wireless network providers, Internet service providers, application service providers, resellers, public utilities, cable television companies, large enterprises and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations.

PHOTONICS COMPONENTS - This operating segment consists of the optical and electronic component design and manufacturing operations for incorporation into Nortel Networks own products and for sale to other networking systems manufacturers and includes active and passive optical components, lasers and filters, transmitters and receivers, modules and subsystems, pump-laser chips, and microelectronics devices.

OTHER - Other represents operating segments and business activities which include certain customer premises-based voice and data networking solutions, global professional services, all access solutions, and civil works and original equipment manufacturer offerings. None of these operating segments or business activities meet the quantitative criteria to be disclosed as reportable segments.

REVENUES

Segment revenues

The following table sets forth information by segment for the three months ended March 31:

                                                                                                   2001               2000
                                                                                                -------             -------
Network infrastructure                                                                          $ 4,561             $ 4,620
Photonics components                                                                                315                 402
Other                                                                                             1,511               1,611
Intersegment sales elimination                                                                     (210)               (311)
                                                                                                -------             -------
CONSOLIDATED                                                                                    $ 6,177             $ 6,322
                                                                                                -------             -------


Customer solutions revenues

The following table sets forth external revenues by customer solutions for the three months ended March 31:

                                                                                                   2001                2000
                                                                                                -------             -------
Optical inter-city                                                                              $   992             $ 1,424
Local internet                                                                                    2,104               2,134
Wireless internet                                                                                 1,465               1,062
Other (a)                                                                                         1,616               1,702
                                                                                                -------             -------
CONSOLIDATED                                                                                    $ 6,177             $ 6,322
                                                                                                -------             -------

(a) Other includes the external customer solutions revenue of $105 and $91 of the photonics components segment for the three months ended March 31, 2001 and 2000, respectively.

CONSOLIDATED

       The $145, or two percent, decline in revenues for the three months ended March 31, 2001 compared to the same period in 2000, was primarily due to a decline in other revenues and a modest decrease in network infrastructure segment revenues. Consolidated revenues declined overall as a result of reduced and/or deferred capital spending by our customers and certain pricing actions by some customers, particularly in the United States.

       Following a period of rapid infrastructure build-out and strong economic conditions in 1999 and 2000, we saw tighter capital markets and a rapid and severe slowdown in the United States economy in the three months ended March 31, 2001, which resulted in lower capital spending by industry participants and less demand for our products and services. As a result, overall revenues in the United States declined substantially for the three months ended March 31, 2001 compared to the same period in 2000. There can be no certainty as to the continued degree of the severity or duration of this slowdown. Also, certain network operators are having, and we expect will continue to have, difficulty accessing the capital markets in 2001.

       We have seen customers globally assessing the effect of the economic slowdown in the United States on their businesses. We expect that the severe lack of available funding from capital markets, high debt levels at many service providers and the compounding effect of the United States economic slowdown and its impact on other regions will continue to constrain capital spending by service providers. As a result, it is not currently possible to provide specific guidance for the Company's financial performance for the second quarter or full year 2001 and we do not expect that results of operations for any quarter will necessarily be consistent with our quarterly historical profile or indicative of results to be expected for future quarters. We only expect a meaningful rebound in capital spending following a period of industry rationalization and an improved economic environment. We cannot predict the extent and duration of the impact, if any, of the economic slowdown in the United States on economies in Canada, Europe, and other countries and geographic regions in which we conduct business.

       We expect to continue to focus on high-growth areas including the wireless internet and optical inter-city customer solutions and the metro and core Internet Protocol networks portions of local internet customer solutions and to continue to reduce our investment in non-strategic businesses. Also, in light of the current business environment, uncertain performance outlook, and adjustment of technology market valuations, we are assessing whether we should dispose of or otherwise exit certain businesses and review the recoverability of our tangible and intangible assets. Any decisions to limit investments or to exit or otherwise dispose of businesses may result in the recording of accrued liabilities for special one-time charges and may reduce our ability to realize certain of our recorded tangible and intangible assets. A significant one-time charge or reduction in the value of assets could have a material adverse effect on our business, results of operations, or financial condition.

NETWORK INFRASTRUCTURE

       The $59, or one percent, decline in revenues for the three months ended March 31, 2001 compared to the same period in 2000, was primarily due to a substantial decline in sales of optical inter-city customer solutions, nearly offset by a considerable increase in sales of wireless internet customer solutions.

Optical inter-city

       The $432, or 30 percent, decline in revenues for the three months ended March 31, 2001 compared to the same period in 2000, was the result of decreases and/or deferrals in capital spending by our major United States customers and certain pricing actions by some customers. The substantial decrease in sales in the United States and Canada was partially offset by considerable growth in Europe, the Asia Pacific region, and the Caribbean and Latin America region.

Local internet

       The $30, or one percent, decline in revenues for the three months ended March 31, 2001 compared to the same period in 2000, was primarily the result of substantial decreases in sales of the circuit switching portion of our local internet customer solutions, partially offset by considerable increases in sales of the core Internet Protocol networks and metro portions of our local internet customer solutions. The substantial decrease in sales of the circuit switching portion of our local internet customer solutions was primarily the result of reduced demand by the exchange carrier markets as a result of the severe slowdown in the United States economy and the tightening capital markets. The considerable growth in sales of both the core Internet Protocol networks and metro portions of our local internet customer solutions was primarily driven by increased demand for new product introductions. The modest decline in overall sales of local internet customer solutions was due to a substantial decline in the United States, which was nearly offset by growth in all other regions.

Wireless internet

       The $403, or 38 percent, growth in revenues for the three months ended March 31, 2001 compared to the same period in 2000, was the result of continuing network expansions by major United States customers and increased revenues from third generation, or 3G, technologies. The substantial increase in sales of wireless internet customer solutions was driven by substantial growth in the United States, the Asia Pacific region and Canada, partially offset by a decline in Europe.

PHOTONICS COMPONENTS

       The $87, or 22 percent, decline in revenues for the three months ended March 31, 2001 compared to the same period in 2000, was the result of a substantial decline in internal sales to the network infrastructure segment due to the decreased and/or deferred capital spending by our major United States customers. Partially offsetting the decline were higher sales to external customers. The increase in sales of photonic components to external customers was primarily the result of a considerable increase in the Asia Pacific region and solid growth in Europe, which more than offset a slight decline in the United States.

OTHER

       Other declined $100, or six percent, for the three months ended March 31, 2001 compared to the same period in 2000, primarily due to a substantial increase in sales of global professional services, more than offset by significant declines in sales of customer premises-based solutions, access solutions, and civil works and original equipment manufacturer offerings. The substantial increase in sales of global professional services was due to increasing professional services opportunities in the market as a result of tightening capital markets and accelerating industry rationalization. The decline in sales of customer premises-based solutions of $83, to $682, was due to decreased sales volumes in Canada, and the United States as a result of the severe economic slowdown. The decline in sales of access solutions of $80, to $422, was primarily due to lower sales volumes of mature, narrow-band products and the severe downturn in the competitive local exchange carrier market. The modest decline overall in other revenues was due to significant declines in the United States and Canada, partially offset by considerable increases in Europe, the Caribbean and Latin America region, and the Asia Pacific region.

GROSS PROFIT AND GROSS MARGIN

The following tables set forth information by segment for the three months ended March 31:

                                                                       2001              2000
                                                                     --------           -------
GROSS PROFIT

Network infrastructure                                                $1,531            $2,052
Photonics components                                                      71               128
Other                                                                    264               434
Intersegment inventory unrealized profit elimination - net                (6)              (10)
                                                                      ------            ------
CONSOLIDATED                                                          $1,860            $2,604
                                                                      ------            ------
GROSS MARGIN

Network infrastructure                                                 33.6%             44.4%
Photonics components                                                   22.5%             31.8%
Other                                                                  17.5%             26.9%
Consolidated                                                           30.1%             41.2%
                                                                      ------            ------

CONSOLIDATED

       Gross profit decreased substantially for the three months ended March 31, 2001 compared to the same period in 2000 due to a modest decline in revenues and a substantial decline in gross margin. The decrease in gross margin of 11.1 percentage points, or 27 percent, was due to substantial decreases in gross margin across all segments.

NETWORK INFRASTRUCTURE

       The decrease in gross margin of 10.8 percentage points, or 24 percent, for the three months ended March 31, 2001 compared to the same period in 2000, was primarily the result of fixed infrastructure costs that could not be reduced to reflect the lower sales volumes for the three months ended March 31, 2001, and a shift in the geographical mix of sales from the United States to Europe and the Asia Pacific region, where we generally earn lower gross margins. We are currently undertaking initiatives to streamline our businesses and reduce our cost structure. However, the severe slowdown in the United States economy may lead to further shifts in the geographical mix of sales from the United States to Europe and the Asia Pacific region, resulting in further reductions in gross margin.


PHOTONICS COMPONENTS

       The decrease in gross margin of 9.3 percentage points, or 29 percent, for the three months ended March 31, 2001 compared to the same period in 2000, was due to fixed infrastructure costs, which, in part, related to significant capital expenditures incurred in 2000 to meet expected demand for photonics components.

OTHER

       Gross margin for other decreased by 9.4 percentage points, or 35 percent, for the three months ended March 31, 2001 compared to the same period in 2000, primarily due to modest increases in gross margin for global professional services and customer premises-based solutions, more than offset by substantial declines in gross margins for access solutions. The increase in gross margin for global professional services was primarily due to product mix. The increase of
1.8 percentage points in gross margin, to 39.6 percent, for customer premises-based solutions was primarily due to various cost-reduction programs, nearly offset by pricing pressures and an increase in the percentage of overall revenues generated from lower gross margin service activities for the three months ended March 31, 2001 compared to the same period in 2000. The decline of
21.8 percentage points in gross margin, to negative 2.1 percent, for access solutions was primarily due to fixed costs that could not be reduced to reflect lower sales volumes. Additionally, access solutions gross margins were negatively impacted as a result of product returns and order cancellations due to the severe downturn in the competitive local exchange carrier market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The following table sets forth selling, general and administrative expense for the three months ended March 31:

                                                          2001            2000
                                                         ------          ------
Selling, general and administrative expense              $1,392          $1,192
  As a percentage of revenues                              22.5%           18.9%


       For the three months ended March 31, 2001, selling, general and administrative expense, or SG&A expense, increased by $200, and as a percentage of revenues increased by 3.6 percentage points, compared to the same period in 2000. SG&A expense in absolute dollars has decreased significantly for the three months ended March 31, 2001 compared to the three months ended December 31, 2000. SG&A expense in absolute dollars and as a percentage of revenue are both expected to decline as we move forward in 2001 as the full impact of initiatives undertaken by us to streamline our business and reduce our cost structure are realized. We intend to continue focusing on reducing SG&A expense as percentage of revenues. In absolute dollars, the increase in SG&A expense for the three months ended March 31, 2001 compared to the same period in 2000, reflected the funding of North American and international market investments across the network infrastructure and photonics components segments in 2000 to support our revenue growth during that period.

RESEARCH AND DEVELOPMENT EXPENSE

The following table sets forth research and development expense for the three months ended March 31:

                                                         2001              2000
                                                        ------            ------
Research and development expense                        $1,027             $851
  As a percentage of revenues                             16.6%            13.5%

       For the three months ended March 31, 2001, research and development expense increased by $176, and as a percentage of revenues increased by 3.1 percentage points, compared to the same period in 2000. This increased planned investment in research and development was primarily in the network infrastructure segment including wireless internet and optical inter-city customer solutions. The increase of 3.1 percentage points in research and development expense as a percentage of revenues for the three months ended March 31, 2001 compared to the same period in 2000, was primarily due to a significant increase in research and development expense in absolute dollars. Research and development expense in absolute dollars has declined for the three months ended March 31, 2001 compared to the three months ended December 31, 2000, as a result of initiatives undertaken during the quarter to streamline our business and reduce our cost structure. As a result, research and development expense in absolute dollars is expected to remain flat in 2001, compared to 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE AND AMORTIZATION OF INTANGIBLES

The following table sets forth in-process research and development expense and amortization of intangibles for the three months ended March 31:

                                                        2001               2000
                                                       ------             ------
In-process research and development expense            $   15              $673
Amortization of intangibles

  Acquired technology                                  $  281              $181
  Goodwill                                             $1,688              $479

       For the three months ended March 31, 2001, in-process research and development expense reflected the acquisition of JDS Uniphase Corporation's Zurich, Switzerland-based subsidiary, and related assets in Poughkeepsie, New York, or the 980 NPLC Business. In the three months ended March 31, 2000, in-process research and development expense primarily related to the acquisition of Qtera Corporation.

       The amortization of acquired technology for the three months ended March 31, 2001 primarily reflected the charges related to the acquisitions of Bay Networks, Inc., Alteon WebSystems, Inc., Clarify Inc., and the 980 NPLC Business. The amortization for the same period in 2000 primarily reflected the charge related to the acquisition of Bay Networks. As at March 31, 2001 and December 31, 2000, the capitalized amount of acquired technology - net was $1,317 and $1,196, respectively.

       The amortization of goodwill for the three months ended March 31, 2001 primarily reflected the charges related to the acquisitions of Alteon WebSystems, Bay Networks, Xros, Inc., Qtera, and Clarify. The amortization of goodwill for the same period in 2000 primarily reflected the charges related to the acquisitions of Bay Networks and Qtera. As at March 31, 2001 and December 31, 2000, the capitalized amount of goodwill - net was $18,483 and $17,770, respectively.

       The above impacts to our results of operations for the three months ended March 31, 2001 were primarily a result of the large number and value of acquisitions completed from 1998 to 2000. Though we anticipate a slower pace of acquisition activity in 2001 compared to 2000, the amortization of intangibles for acquisitions completed from 1998 to 2000 will continue to negatively impact results of operations as they are amortized over a period of two to five years from the date of acquisition.

SPECIAL CHARGES

2001

       For the three months ended March 31, 2001, we recorded special charges of $388 relating to restructuring and other costs associated with our initiatives that began in 2000 to optimize profitability and drive efficiencies in our business by streamlining operations and activities that are not aligned with our core markets and leadership strategies. In addition, in the three months ended March 31, 2001, we continued with the outsourcing of the Information Services function begun in the fourth quarter of 2000.

       Special charges were primarily related to workforce reduction costs associated with restructuring activities announced during the three months ended March 31, 2001 to reduce the number of employees from December 31, 2000 levels, and contract settlement and lease costs related to the restructuring activities. Additional charges are expected in the second quarter of 2001 as the previously announced workforce reduction initiative is completed and criteria for the recording of such charges are met. In addition, the special charges related to a write-off of the remaining net book value of goodwill related to the acquisitions of MICOM Communications Corp. and Broadband Networks Inc. as a result of the decision made to exit the technologies associated with these prior acquisitions.

       Workforce reduction cost savings as a result of the restructuring activities will reduce employee expense. The reduction in employee expense began in the first quarter of 2001. The annual costs and amortization associated with the contract and lease obligations and write-off of goodwill will not have a significant impact on future results. The decrease in costs as a result of the restructuring activities outlined above will primarily impact cost of revenues, selling, general and administrative expense, and research and development expense.

       The remaining cash outlays of $191 related to the above restructuring activities are expected to be completed by the third quarter of 2001 and will be funded from operating cash flows.

2000

       In the year ended December 31, 2000, we recorded special charges aggregating to $271 relating to restructuring and other charges. The remaining cash outlays related to the above restructuring activities were completed in the first three months of 2001.

1999

       In the year ended December 31, 1999, we recorded special charges aggregating to $160 relating to restructuring costs. The remaining cash outlays at March 31, 2001 of $11 related to the above restructuring activities, are expected to be completed in the second quarter of 2001, and will be funded from operating cash flows.

       For additional information related to these restructuring activities see "Special charges and one-time costs" on page 16 in Note 7.

OTHER INCOME - NET

       For the three months ended March 31, 2001, other income - net was $89 compared to $535 for the same period in 2000. Other income - net for the three months ended March 31, 2001, primarily related to increased interest income from customer financing. For the three months ended March 31, 2000, other income - net primarily related to a pre-tax gain of $513 (after-tax $344), due to a sale of a portion of our share ownership in Entrust Technologies, Inc.


INCOME TAX PROVISION (RECOVERY)

       Our effective tax rates for the three months ended March 31, 2001 and 2000 were 32.0 percent and 33.0 percent, respectively, excluding the impact of after-tax charges of Acquisition Related Costs (in-process research and development expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation and, where applicable, certain of the one-time gains and one-time charges. The lower effective tax rate for the three months ended March 31, 2001 compared to the same period in 2000, primarily reflected changes in geographic earnings mix. We had an income tax recovery for the three months ended March 31, 2001 of $366 compared to an income tax provision of $256 for the same period in 2000, primarily as a result of the net loss before tax for the three months ended March 31, 2001 compared to net earnings before tax for the same period in 2000, excluding certain Acquisition Related Costs, stock option compensation and, where applicable, certain of the one-time gains and one-time charges.

       Our earnings are subject to different effective tax rates in each of the countries in which we operate. A change in our overall tax rate can result when there is a change in our geographic earnings mix.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents, or cash, were $1,772 at March 31, 2001, an increase of $128 from December 31, 2000. The increase in cash was primarily the result of Nortel Networks Limited's debt offering of $1,500 of 6.125 percent notes completed on February 8, 2001, nearly offset by changes in operating assets and liabilities, expenditures on plant and equipment, and increases in long-term receivables.

       Cash flows used in operating activities were $863 for the three months ended March 31, 2001. Cash flows used in operating activities resulted from a net loss of $452, adjusted for non-cash items, and the use of cash related to operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily the result of a decrease in accounts payable and accrued liabilities and an increase in income taxes receivable, partially offset by a decrease in accounts receivable, during the period.

       Cash flows used in investing activities were $870 for the three months ended March 31, 2001. The use of cash was primarily due to expenditures for plant and equipment, and a net increase in long-term receivables during the period. The expenditures of $563 for plant and equipment largely reflect the capacity expansion for the network infrastructure and photonics components segments and purchases related to general infrastructure that we were committed to at the end of 2000. On July 24, 2000, we announced a $1,900 investment to, among other things, expand optical components and systems production capacity and capability in North America, the United Kingdom, and Australia. Total investment and commitments related to this announcement were approximately $500 at March 31, 2001. Additional capital spending will only be incurred in a manner that is consistent with growth in the optical networking market. The net increase in long-term receivables during the period was approximately $328, primarily attributable to increased funding of customer financings.

       Cash flows generated from financing activities were $1,876 for the three months ended March 31, 2001. Cash flows primarily resulted from the issuance of long-term debt of $1,505, primarily related to Nortel Networks Limited's debt offering of $1,500 of 6.125 percent notes completed on February 8, 2001.

       Through our subsidiaries, we have the ability to offer from time to time up to an aggregate of $1,000 of debt securities and warrants to purchase debt securities, pursuant to a shelf registration statement filed with the United States Securities and Exchange Commission.

       Additionally, Nortel Networks Limited has also filed in each of the provinces of Canada a short form prospectus under the Canadian shelf prospectus program qualifying it to issue up to $500 Canadian of debt securities and warrants to purchase debt securities. This program will expire on February 23, 2002.

       On April 12, 2000, we entered into new five-year syndicated credit agreements, which permit borrowings in an aggregate amount of up to $750. On April 11, 2001, we extended and increased our April 12, 2000, 364-day syndicated credit agreements to permit borrowings in an aggregate amount of up to $1,750 from $1,250.


       The total debt to total capitalization ratio of the Company was 11 percent at March 31, 2001, compared to six percent at December 31, 2000 and eight percent at March 31, 2000. The increase in the total debt to total capitalization ratio at March 31, 2001, compared to December 31, 2000, was primarily due to the issuance of $1,500 of 6.125 percent notes on February 8, 2001.

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

       We expect to continue to provide customer financing to strategic start-up customers and for turnkey construction of new networks, particularly 3G wireless operators. At March 31, 2001, we had entered into certain financing agreements of which the remaining future provision of unfunded customer financing was up to approximately $2,800, not all of which is expected to be drawn upon. We expect to continue to arrange for third-party lenders to assume our customer financing obligations and to fund other customer financings from working capital and conventional sources of external financing in the normal course.

       We expect to continue to hold certain customer financing obligations for longer periods prior to placement with third-party lenders, due to recent economic uncertainty in various countries and reduced demand for financings in capital and bank markets. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks, may require us to hold certain customer financing obligations over a longer term.

       Recently, certain competitive local exchange carriers have experienced financial difficulties. Should customers fail to meet their customer financing obligations to us, we could incur losses in excess of our provisions. In addition to being increasingly selective in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk including performance milestones and other conditions of funding. Management is focused on the strategic use of our limited customer financing capacity, and on revolving that capacity as quickly and efficiently as possible. However, there can be no assurance that such measures will reduce or eliminate our exposure to customers' credit risk. Any unexpected developments in our customer financing arrangements could have a material adverse effect on our business, results of operations, and financial condition.

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

       We believe that our current cash and cash equivalents, proceeds from the February 8, 2001 debt offering, potential proceeds from the sale of non-core businesses and/or investments, additional unused sources of cash available to us as outlined above and other conventional sources of external financing will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next 12 months.

LEGAL PROCEEDINGS

       Subsequent to the February 15, 2001 announcement in which the Company provided revised guidance for financial performance for the fiscal year and first quarter 2001, the Company and certain of its then current officers and directors have been named as defendants in a number of purported class action lawsuits. These lawsuits, which have been filed through April 13, 2001 in the United States, and in Ontario and Quebec, Canada on behalf of shareholders who acquired the Company's securities as early as November 1, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws.

       On February 12, 2001, Nortel Networks Inc., an indirect subsidiary of the Company, was served with a consolidated amended class action complaint that purported to add the Company as a defendant to a lawsuit commenced in July 2000 against Entrust Technologies, Inc. and three of its then current officers in the United States District Court of Texas, Marshall Division. The complaint alleges that Entrust Technologies, certain then current officers of Entrust Technologies, and the Company violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust Technologies. The Company is alleged to be a controlling person of Entrust Technologies. On April 6, 2001, the Company filed a motion to dismiss the complaint against the Company.

       On March 4, 1997, Bay Networks, Inc., a company acquired by Nortel Networks Limited on August 31, 1998, announced that some of its shareholders had filed two separate lawsuits against Bay Networks and ten of Bay Networks' current and former officers and directors. Both lawsuits sought damages on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of May 1, 1995 through October 14, 1996. Shareholders filed one lawsuit in the United States District Court for the Northern District of California and alleged violations of the federal securities laws. In September 1998, the California District Court dismissed the plaintiffs' complaint, granting leave for the plaintiffs to amend the complaint. In November 1998, the California District Court ordered a stay of the proceedings until the United States Court of Appeals for the Ninth Circuit rendered a decision regarding pleading standards in securities litigation in an unrelated case involving Silicon Graphics, Inc. This decision was rendered on July 2, 1999 favourably to the defense, the plaintiffs filed a third amended complaint in December 1999, and the defendants filed a motion to dismiss on January 31, 2000. On August 17, 2000, the defendants' motion to dismiss was granted and on September 8, 2000, the plaintiffs filed a notice of appeal. The plaintiffs filed their opening brief in the Ninth Circuit Court of Appeals in January 2001 and the defendants filed their responsive brief in April 2001. Plaintiffs filed the other lawsuit announced on March 4, 1997 in the California Superior Court, County of Santa Clara, alleging violations of the California Corporations Code. On April 18, 1997, a shareholder (represented by some of the same plaintiffs' law firms as in the cases discussed above) filed a second lawsuit in the California Superior Court, alleging violations of the federal securities laws and California Corporations Code by Bay Networks and nine of its current and former officers and directors. The second action before the California Superior Court sought damages on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. In April 1998, the California Superior Court granted the plaintiffs' motion to consolidate both actions before the California Superior Court, but denied the plaintiffs' motion for class certification. The plaintiffs in the consolidated California action appealed this decision. Oral arguments in this appeal were heard in November 1999. On January 19, 2000, the California Court of Appeals affirmed the order denying the class certification. The plaintiffs filed a petition for review with the California Supreme Court which was denied. A new group of plaintiffs, who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Superior Court on February 22, 2000 seeking to become the representatives of a class of shareholders. The motion and all other proceedings have been stayed pending determination of a request for reassignment of the matter to a new judge.

       We are also a defendant in various other suits, claims, proceedings and investigations arising in the normal course of business.

       We cannot determine our total aggregate amount of monetary liability or the financial impact of these matters. We do not therefore know whether these actions, suits, claims, proceedings and investigations will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. Unless we have otherwise noted, we and any of our named directors and officers and those of any of our subsidiaries intend to vigorously defend these actions, suits, claims, proceedings and investigations.


ENVIRONMENTAL MATTERS

       Nortel Networks, primarily as a result of its manufacturing operations, is subject to numerous environmental protection laws and regulations in various jurisdictions around the world, and is exposed to liabilities and compliance costs arising from its past and current generation, management and disposition of hazardous substances and wastes.

       Nortel Networks has remedial activities under way at six of its facilities and seven previously occupied sites. An estimate of Nortel Networks anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in the Company's environmental accruals in an approximate amount of $28.

       For a discussion of Environmental matters, see "Environmental matters" on page F-44 in Note 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

       Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as "could," "expects," "may," "anticipates," "believes," "intends," "estimates," "plans," and similar expressions, are forward-looking statements. These address our business, results of operations, and financial condition, and include statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. In addition, we or others on our behalf may make other written or oral statements which constitute forward-looking statements. This information and such statements are subject to important risks, uncertainties and assumptions, which are difficult to predict. The results or events predicted in these statements may differ materially from actual results or events. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors set forth below. We disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

       Voice and data convergence. We expect that data communications traffic will grow substantially in the future compared to the modest growth expected for voice traffic. We also expect that use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet to have a significant impact on traditional voice networks, both wireline and wireless, and we believe that this will create market discontinuities, which will drive the convergence of data and telephony and give rise to the demand for Internet Protocol (or IP)-optimized networking solutions and third generation, or 3G, wireless networks. Many of our traditional customers have already begun to invest in data networking and/or in transitioning from voice to include data traffic. We cannot be sure what the rate of such convergence will be due to the dynamic and rapidly evolving nature of the communications business, the technology involved and capital availability. Consequently, there is no assurance that the market discontinuities and the resulting demand for IP-optimized networking solutions or 3G wireless networks will continue to develop. Certain events (including the evolution of other technologies) may occur which would increase the demand for products based on other technologies and reduce the demand for IP-optimized networking solutions or 3G wireless networks. A lack of growth in the rate of data traffic, in the use of the Internet or in demand for IP-optimized networking solutions or 3G wireless networks in the future could have a material adverse effect on our business, results of operations, and financial condition.

       Acquisitions and growth. In order for us to take advantage of the anticipated growth in demand for IP-optimized networking solutions and 3G wireless networks, we have made, and may continue to make, strategic acquisitions, involving significant risks and uncertainties. These risks and uncertainties include:

   o the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those needed to be successful in the industry;

   o the potential difficulties in completing in-process research and development projects;

   o the difficulties in integrating new businesses and operations in an efficient and effective manner;

   o the risks of our customers or customers of the acquired businesses deferring purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

   o   the potential loss of key employees of the acquired businesses;

   o the risk of diverting the attention of senior management from the operation of our business; and

   o   the risks of entering new markets in which we have limited experience.

       We must also manage the growth of our business effectively. Our inability to successfully integrate significant acquisitions or to otherwise manage business growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

       Rapid technological change. The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of new products and upgrades of current products to address the operational speed, bandwidth and cost requirements of our customers, to comply with emerging industry standards and to operate with products of other suppliers, and to address competing technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions and 3G wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The success of new or enhanced products, including IP-optimized networking solutions and 3G wireless networks, depends on a number of other factors including the timely introduction of such products, market acceptance of new technologies and industry standards, the pricing and marketing of such products, and the availability of funding for such networks. An unanticipated change in one or more of the technologies affecting telecommunications and data networking, or in market demand for products based on a specific technology, particularly lower than anticipated, or delays in, demand for IP-optimized networking solutions or 3G wireless networks, could have a material adverse effect on our business, results of operations, and financial condition if we fail to respond in a timely and effective manner to such changes.

       Competition. Our principal competitors are large telecommunications equipment suppliers, such as Alcatel, Lucent Technologies Inc., Siemens Aktiengesellschaft, and Telefonaktiebolagat LM Ericsson, and data networking companies, such as Cisco Systems, Inc. and Avaya Inc. Other principal competitors include providers of wireless networking equipment, such as Nokia Corporation and Motorola, Inc., and providers of optical networking equipment, including Fujitsu Limited and Marconi plc. Since some of the markets in which we compete are characterized by rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller niche market companies and start-up ventures are now and may become principal competitors in the future. As well, we may face competition from sales of used telecommunications equipment, including our own on occasion, by failed, downsized or consolidated high-technology enterprises and competitive local exchange carriers. One way to maximize market growth, enhance existing products and introduce new products is through acquisitions of companies, where advisable. These acquisitions or general market conditions may cause certain of our other competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, creating even more powerful or aggressive competitors.

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

       International and emerging markets. We intend to continue to expand in international and emerging markets. In many international markets, long-standing relationships between our potential customers and their local providers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international and emerging growth opportunities may require significant investments for an extended period before we realize returns on such investments, if any. Increased investments may result in expenses growing at a faster rate than revenues. Such projects and investments could be adversely affected by:

   o   reversals or delays in the opening of foreign markets to new competitors;

   o   exchange controls;

   o   currency fluctuations;

   o   investment policies;

   o   restrictions on repatriation of cash;

   o   nationalization of local industry;

   o   economic, social and political risks;

   o   taxation;

   o   interest rates; and

   o   other factors, depending on the country involved.

       Difficulties in foreign financial markets and economies, and difficulties experienced by foreign financial institutions, particularly in emerging markets, could adversely affect demand from customers in the affected countries. As a result of these risks, it is uncertain whether the recent economic recoveries in certain foreign countries, such as countries in the Asia Pacific region and the Caribbean and Latin America region, will continue. An inability to expand our business in international and emerging markets could have a material adverse effect on our business, results of operations, and financial condition.

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

       Fluctuations in operating results, general industry, economic, and market conditions, and volatility. Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our future operating results may be affected by various trends and factors that must be managed in order to achieve favourable operating results. The inability to forecast these trends and factors could have a material adverse effect on our business, results of operations, and financial condition. Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

   o   the impact of acquired businesses and technologies;

   o   increased price and product competition in the networking industry;

   o the introduction and market acceptance of new technologies and integrated networking solutions;

   o   variations in product costs and the mix of products sold;

   o   the size and timing of customer orders;

   o   manufacturing capacity and lead times; and

   o   fixed costs.

       In addition, there are trends and factors beyond our control which may affect our businesses. Such potential trends and factors include:

   o adverse changes in the conditions in our industry and the specific markets for our products;

   o visibility to, and the actual size and timing of, capital expenditures by our customers;

   o inventory practices, including the timing of deployment, of our customers;

   o existing network capacity, sharing of existing network capacity, and network capacity utilization rates, of our customers, and by our customers;

   o conditions in the broader market for communications, including data networking, computerized information access equipment and services, and the domestic or global economy generally;

   o   geographical mix of revenues, and the associated impact on gross margins;

   o governmental regulation or intervention affecting communications or data networking;

   o adverse changes in the public and private equity and debt markets and our ability as well as the ability of our customers and suppliers to obtain financing or to fund capital expenditures;

   o   adverse changes in the credit ratings of our customers and suppliers; and

   o   other factors.

       As a consequence, operating results for a particular period are difficult to predict. Any of the above factors could have a material adverse effect on our business, results of operations, and financial condition.

       We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized computer systems and communications companies, which, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

       In response to changes in industry and market conditions we may restructure our activities to more strategically realign our resources. This includes assessing whether we should consider disposing of or otherwise exiting businesses and reviewing the recoverability of our tangible and intangible assets. Any decision to limit investment or to dispose of or otherwise exit businesses may result in the recording of accrued liabilities for special one-time charges such as workforce reduction costs. Additionally, accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets, could change as a result of such assessments and decisions, and could have a material adverse effect on our business, results of operations, or financial condition.

       Industry standards and intellectual property. Our industry is subject to uncertainty over adoption of industry standards and protection of intellectual property rights. Our success is dependent on our proprietary technology, which we rely on patents, copyrights, trademarks and trade secret laws to protect. As well, there can be no assurance that claims of intellectual property infringement will not be asserted against us or our customers in connection with their use of our products, and there can be no assurance as to the outcome of any such claims. Failure to react to changing industry standards, lack of broadly-accepted industry standards, successful claims of intellectual property infringement against us or our customers, and failure to protect our proprietary technology could have a material adverse effect on our business, results of operations, and financial condition.

       Rationalization in telecommunications industry. The telecommunications industry has experienced the rationalization of industry participants and we expect this trend to continue. Some operators have experienced financial difficulty and have, or may, file for bankruptcy protection or be acquired by other operators. Other operators may merge and one or more of our competitors may each supply products to the companies that have merged or will merge. This consolidation could result in purchasing decision delays by the merged companies and/or our playing a lesser role in the supply of communications products to the merged companies. We may also see rationalization among suppliers. Industry rationalization could have a material adverse effect on our business, results of operations, and financial condition.

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

       Stock price volatility. The Company's common shares have experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of our securities, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect on the market price of the Company's common shares.

       Employees. Competition for technical personnel in the high-technology industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel, particularly in areas such as optical networking. To date, we believe that we have been successful in recruiting and retaining qualified employees. There can be no assurance that we will be successful in retaining or recruiting qualified employees in the future and a failure to do so could have a material adverse effect on our business, results of operations, and financial condition.

       Increase in customer financing and customer credit risk. The competitive environment in which we operate requires that we, and many of our principal competitors, provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for certain non-product and service costs associated with network installation and integration of our products and services, and financing for working capital purposes and equity financing.

       We have traditionally been able to place a large amount of our customer financings with third-party lenders. However, we anticipate that, due to the larger amounts of financing we expect to provide and the higher risks typically associated with such financings (particularly when provided to start-up operations such as competitive local exchange carriers, to customers in developing countries, or to specific areas of the industry such as turnkey construction of new networks and/or 3G wireless customers which are in their early stages of development), we will be required to directly support, for at least the initial portion of their term, a significantly greater amount of such financings.

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

       We expect to continue to hold certain customer financing obligations for longer periods prior to placement with third-party lenders, due to recent economic uncertainty in various countries and reduced demand for financings in capital and bank markets. In addition, specific risks associated with customer financing including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks, may require us to hold certain customer financing obligations over a longer term.

       Recently, certain competitive local exchange carriers have experienced financial difficulties. Should customers fail to meet their customer financing obligations to us, we could incur losses in excess of our provisions. In addition to being increasingly selective in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk including performance milestones and other conditions of funding. Management is focused on the strategic use of our limited customer financing capacity, and on revolving that capacity as quickly and efficiently as possible. However, there can be no assurance that such measures will reduce or eliminate our exposure to customers' credit risk. Any unexpected developments in our customer financing arrangements could have a material adverse effect on our business, results of operations, and financial condition.

       Supply contracts, network outsourcing contracts, and turnkey arrangements. We have entered into supply contracts with customers for products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build and operate networks on a turnkey basis. We have also entered into network outsourcing contracts with customers to operate their networks. These supply and network outsourcing contracts may contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages, the termination of the related supply or network outsourcing contract, and/or the reduction of shared revenues under a turnkey arrangement. Any unexpected developments in these supply and outsourcing contracts could have a material adverse effect on our business, results of operations, and financial condition.

       Component supply, manufacturing capacity, and inventories. Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts from suppliers and internal manufacturing capacity. We work closely with our suppliers to ensure increased capacity to meet increases in customer demand and also manage our internal manufacturing capacity and inventory levels as required. However, as new markets in which we participate grow quickly and competition for component supplies and capacity increases, there can be no assurance that we will not encounter component shortages in the future. In addition, our component suppliers may experience a consolidation in the industry, which may result in fewer sources of components. A reduction or interruption in component supply or a significant increase in the price of one or more components could have a material adverse effect on our business, results of operations, and financial condition or our relationships with our customers. Inventory purchases and commitments are based upon future sales forecasts. However, if inventory levels are higher than required to meet actual sales levels, obsolescence charges and loss of cost savings on future inventory purchases may result, adversely effecting gross margins.

RECENT PRONOUNCEMENTS

       The Financial Accounting Standards Board has issued a Revised Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill." This Revised Exposure Draft is still being deliberated but is expected to be effective for periods beginning July 1, 2001. Under the proposed standard, goodwill and certain other intangibles would no longer be amortized but would be revalued under certain circumstances. The impact of this proposed standard may be material to our consolidated financial statements but cannot be fully assessed until after the final standard is available. For a discussion of recent pronouncements, see "Recently issued pronouncements" on page 20 in Note 14.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market risk represents the risk of loss that may impact the Consolidated Financial Statements of the Company due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained on page 47 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       For a discussion of our material legal proceedings, see "Legal proceedings" commencing on page 31 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

       During the first quarter of 2001, the Company issued an aggregate of 256,801 common shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration under the United States Securities Act of 1933, as amended, pursuant to Regulation S. All funds received by the Company in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to the Company to round up fractional entitlements into whole shares. The Company keeps these nominal amounts and uses them for general corporate purposes.

                     Number of Common Shares Issued Without          Range of
                         U.S. Registration Upon Exercise         Exercise Prices
Date of Exercise     of Stock Options Under Nortel/BCE Plans       Canadian $
----------------   -------------------------------------------   ---------------

    01/01/01                         45,780                       34.40 - 51.88
    01/30/01                          1,571                           25.27
    02/01/01                          3,876                           15.14
    02/02/01                            471                           34.40
    02/23/01                         21,806                       18.75 - 46.48
    02/28/01                          2,120                           34.40
    03/23/01                          2,906                           25.27
    03/27/01                        177,390                       31.63 - 58.38
    03/29/01                            881                           32.71

       On February 13, 2001, the Company completed its indirect acquisition of JDS Uniphase AG, the Swiss subsidiary of JDS Uniphase Corporation, and related assets in Poughkeepsie, New York, pursuant to a purchase agreement, or the acquisition agreement, dated as of February 5, 2001 between the Company and JDS Uniphase. As consideration for the purchased assets, the Company issued 65,658,278 common shares to JDS Uniphase, based on a purchase price of U.S. $2.5 billion and a price per common share of U.S. $38.08, which represented approximately 2.0 percent of the issued and outstanding common shares of the Company as of February 28, 2001. Under the terms of the acquisition agreement, 6,565,828 of the common shares issued to JDS Uniphase were deposited into escrow with U.S. Bank Trust, N.A., as escrow agent, under the terms of an escrow agreement. These escrowed shares may be used to satisfy certain indemnification claims the Company may have under the acquisition agreement, and will be released from escrow on August 13, 2002 unless they are used or held to satisfy an indemnification claim.

       The issuance of the 65,658,278 common shares on February 13, 2001 was exempt from registration under the Securities Act of 1933, as amended, the Securities Act, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. On March 23, 2001, the Company filed a Registration Statement on Form S-3 with the United States Securities and Exchange Commission to permit the resale by JDS Uniphase of these shares, and on April 6, 2001 filed Amendment No. 1 to the Registration Statement. Such Registration Statement was declared effective on April 6, 2001.

       Under the terms of the acquisition agreement, the Company also agreed to issue an additional U.S. $500 million in common shares as deferred consideration to JDS Uniphase some time after December 31, 2003. The amount of the deferred consideration is subject to reduction to the extent that the Company and its affiliates meet certain commitments to purchase products from JDS Uniphase and its affiliates during a period ending on December 31, 2003. The actual number of common shares of the Company that may be issued to JDS Uniphase as deferred consideration is equal to the quotient of (a) an amount from zero to U.S. $500 million, depending on the amount of products that the Company and its affiliates purchase from JDS Uniphase and its affiliates, divided by (b) the volume weighted average price of common shares of the Company on the New York Stock Exchange for the five days during which the New York Stock Exchange is open for trading immediately prior to a date that is no more than five business days before the date on which the deferred consideration is payable. However, if this volume weighted average share price is more than U.S. $45.69, then the amount in
(a) will be divided by U.S. $45.69, and if this volume weighted average share price is less than U.S. $30.46, then the amount in (a) will be divided by U.S. $30.46. We expect that the issuance of the common shares to JDS Uniphase as deferred consideration will be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The resale by JDS Uniphase of the common shares issued as deferred consideration will not be covered by the current Registration Statement. However, under the terms of the acquisition agreement to permit the resale by JDS Uniphase of the common shares issued as deferred consideration, the Company has agreed to register these shares under similar terms and conditions as the Company agreed to register the 65,658,278 common shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

         None

b)   Reports on Form 8-K:

         The Company filed a Report on Form 8-K dated March 14, 2001 related to the announcement of the intention of its chief operating officer to take a medical leave of absence.

         The Company filed a Report on Form 8-K dated March 23, 2001 related to unaudited condensed consolidated financial statements of Alteon WebSystems, Inc. for the quarter ended September 30, 2000 and unaudited proforma condensed combined financial information for the Company ended December 31, 2000.

         The Company filed a Report on Form 8-K dated March 28, 2001 related to its revised financial outlook for the first quarter of 2001.

         The Company filed a Report on Form 8-K dated April 10, 2001 providing an update on the terms of its previously announced transaction with ANTEC Corporation.

         The Company filed a Report on Form 8-K dated April 24, 2001 related to its financial results for the first quarter of 2001.

         The Company filed a Report on Form 8-K dated May 14, 2001 related to the announcement of the intention of its chief operating officer to resign as an officer and director.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                           NORTEL NETWORKS CORPORATION

                                  (REGISTRANT)

    Chief Financial Officer                             Chief Accounting Officer

         "F.A. DUNN"                                           "D.C. BEATTY"
    -----------------------                             ------------------------
          F.A. DUNN                                             D.C. BEATTY
    Chief Financial Officer                                      Controller




DATE: MAY 15, 2001