Form 10-Q
period 2001-06-30
NORTEL NETWORKS CORP
filed 2001-08-08
CIK 72911

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

                  For the Quarterly Period Ended June 30, 2001

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

                      YES [ X ]             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as at July 31, 2001

                   3,187,178,904 WITHOUT NOMINAL OR PAR VALUE

================================================================================

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----

ITEM 1.     Consolidated Financial Statements (unaudited)................    3

ITEM 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................   23

ITEM 3.     Quantitative and Qualitative Disclosures About
                   Market Risk...........................................   48


                                    PART II
                               OTHER INFORMATION

ITEM 1.     Legal Proceedings............................................   49

ITEM 2.     Changes in Securities and Use of Proceeds....................   49

ITEM 4.     Submission of Matters to a Vote of Security Holders..........   50

ITEM 6.     Exhibits and Reports on Form 8-K.............................   50

SIGNATURES  .............................................................   52


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

ALTiS is a trademark of Nortel Networks Applications Management Solutions Inc. (formerly known as EPiCON, Inc.)

Sonoma Integrator is a trademark of Sonoma Systems Inc.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Contents of Consolidated Financial Statements

                                                                         PAGE
                                                                         ----

          Consolidated Statements of Operations........................    4

          Consolidated Balance Sheets..................................    5

          Consolidated Statements of Cash Flows........................    6

          Notes to Consolidated Financial Statements...................    7

                           NORTEL NETWORKS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                           2001           2000           2001           2000
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                           $      4,610    $     7,207    $    10,361    $    13,024
Cost of revenues                                                          4,184          3,931          8,077          7,281
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                426          3,276          2,284          5,743
Selling, general and administrative expense (excluding
  stock option compensation)                                              1,642          1,407          2,983          2,538
Research and development expense                                            910            927          1,853          1,699
In-process research and development expense                                   -            367             15            990
Amortization of intangibles
  Acquired technology                                                       285            204            559            385
  Goodwill                                                                1,639            749          3,231          1,216
Stock option compensation                                                    25             67             59             67
Special charges                                                          13,570              -         13,925            195
Gain on sale of business                                                      -           (174)             -           (174)
-----------------------------------------------------------------------------------------------------------------------------
                                                                        (17,645)          (271)       (20,341)        (1,173)

Equity in net loss of associated companies                                 (116)            (3)          (132)            (6)
Other income (expense) - net                                                (47)            66             50            575
Interest expense
  Long-term debt                                                            (45)           (24)           (84)           (47)
  Other                                                                     (43)           (16)           (59)           (32)
-----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                     (17,896)          (248)       (20,566)          (683)

Income tax recovery (provision)                                           1,252           (365)         1,553           (616)
-----------------------------------------------------------------------------------------------------------------------------
Net loss from continuing operations                                     (16,644)          (613)       (19,013)        (1,299)

Net loss from discontinued operations - net of tax                       (2,784)          (132)        (3,010)          (176)
-----------------------------------------------------------------------------------------------------------------------------
Net loss before cumulative effect of accounting change              $   (19,428)          (745)   $   (22,023)   $    (1,475)

Cumulative effect of accounting change (net of income tax of $9)              -              -             15              -
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                                            $   (19,428)  $       (745)   $   (22,008)   $    (1,475)
=============================================================================================================================

Basic earnings (loss) per common share
  - from continuing operations before accounting change             $     (5.21)  $      (0.21)   $     (6.00)   $     (0.45)
  - from discontinued operations                                          (0.87)         (0.05)         (0.94)         (0.07)
  - from cumulative effect of accounting change - net                         -              -              -              -
-----------------------------------------------------------------------------------------------------------------------------
Basic loss per common share                                         $     (6.08)  $      (0.26)   $     (6.94)   $     (0.52)
=============================================================================================================================

Diluted earnings (loss) per common share
  - from continuing operations before accounting change             $     (5.21)  $      (0.21)   $     (6.00)   $     (0.45)
  - from discontinued operations                                          (0.87)         (0.05)         (0.94)         (0.07)
  - from cumulative effect of accounting change - net                         -              -              -              -
-----------------------------------------------------------------------------------------------------------------------------
Diluted loss per common share                                       $     (6.08)  $      (0.26)   $     (6.94)   $     (0.52)
=============================================================================================================================
Dividends declared per common share                                 $   0.01875   $    0.01875    $   0.03750    $   0.03750


            See notes to unaudited consolidated financial statements.

                           NORTEL NETWORKS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (MILLIONS OF U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------------
                                                                                               JUNE 30,     DECEMBER 31,
                                                                                                   2001             2000
-------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                  $    1,929       $    1,644
  Accounts receivable (less provisions of - $528 at June 30, 2001;
    $363 at December 31, 2000)                                                                    5,587            7,275
  Inventories                                                                                     2,633            3,827
  Income taxes receivable                                                                           576                -
  Deferred income taxes - net                                                                       505              644
  Other current assets                                                                            1,118            1,618
  Current assets of discontinued operations                                                       1,340            1,522
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             13,688           16,530

Long-term receivables (less provisions of - $545 at June 30, 2001;
    $383 at December 31, 2000)                                                                      855            1,117
Investments at cost and associated companies at equity                                              464              773
Plant and equipment - net                                                                         3,387            3,357
Intangible assets - net                                                                           4,685           17,958
Deferred income taxes - net                                                                       1,109              283
Other assets                                                                                        922              556
Long-term assets of discontinued operations                                                         393            1,606
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $   25,503       $   42,180
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                                              $    1,731       $      315
  Trade and other accounts payable                                                                2,042            3,005
  Payroll and benefit-related liabilities                                                           704              916
  Other accrued liabilities                                                                       4,531            3,885
  Income taxes payable                                                                                -              306
  Long-term debt due within one year                                                                 79              445
  Current liabilities of discontinued operations                                                  1,422              186
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        10,509            9,058

Deferred income                                                                                     129               93
Long-term debt                                                                                    2,618            1,178
Deferred income taxes - net                                                                         489              874
Other liabilities                                                                                 1,022            1,024
Minority interest in subsidiary companies                                                           728              770
Long-term liabilities of discontinued operations                                                     20               74
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 15,515           13,071
-------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY
Common shares, without par value - Authorized shares: unlimited; Issued and outstanding
  shares: 3,197,161,690 at June 30, 2001 and 3,095,772,260 at December 31, 2000                  32,626           29,141
Additional paid-in capital                                                                        3,402            3,636
Deferred stock option compensation                                                                 (329)            (413)
Deficit                                                                                         (24,857)          (2,726)
Accumulated other comprehensive loss                                                               (854)            (529)
-------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                        9,988           29,109
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $   25,503       $   42,180
=========================================================================================================================

            See notes to unaudited consolidated financial statements.

                           NORTEL NETWORKS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (MILLIONS OF U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                    SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                      2001          2000
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss from continuing operations                                                           $  (19,013)    $  (1,299)
  Adjustments to reconcile net loss from continuing operations to net cash from (used in)
   operating activities, net of effects from acquisitions and divestitures of businesses:
     Amortization and depreciation                                                                   4,133         1,942
     In-process research and development expense                                                        15           990
     Non-cash portion of special charges and related asset write downs                              12,901             -
     Equity in net loss of associated companies                                                        132             6
     Stock option compensation                                                                          59            67
     Tax benefit from stock options                                                                     34           231
     Deferred income taxes                                                                          (1,090)          124
     Other liabilities                                                                                 (17)           87
     Gain on sale of investments and businesses                                                        (26)         (731)
     Other - net                                                                                      (166)          333
     Change in operating assets and liabilities:
       Accounts receivable                                                                           2,359           128
       Inventories                                                                                   1,184          (456)
       Income taxes                                                                                   (882)         (161)
       Accounts payable and accrued liabilities                                                       (490)         (239)
       Other operating assets and liabilities                                                          352          (715)
-------------------------------------------------------------------------------------------------------------------------
  Net cash from (used in) operating activities of continuing operations                               (515)          307
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Expenditures for plant and equipment                                                                (854)         (700)
  Proceeds on disposals of plant and equipment                                                          20             8
  Increase in long-term receivables                                                                   (502)         (410)
  Decrease in long-term receivables                                                                     93           800
  Acquisitions of investments and businesses - net of cash acquired                                    (73)          (46)
  Proceeds on sale of investments and businesses                                                        66         1,546
-------------------------------------------------------------------------------------------------------------------------
  Net cash from (used in) investing activities of continuing operations                             (1,250)        1,198
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Dividends on common shares                                                                          (123)         (109)
  Increase (decrease) in notes payable - net                                                         1,421           (25)
  Proceeds from long-term debt                                                                       1,500            33
  Repayments of long-term debt                                                                        (407)          (25)
  Increase (decrease) in capital leases payable                                                        (24)           22
  Issuance of common shares                                                                            133           296
-------------------------------------------------------------------------------------------------------------------------
  Net cash from financing activities of continuing operations                                        2,500           192
-------------------------------------------------------------------------------------------------------------------------
  Effect of foreign exchange rate changes on cash and cash equivalents                                 (17)          (12)
  Net cash from continuing operations                                                                  718         1,685
  Net cash used in discontinued operations                                                            (433)         (507)
-------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              285         1,178
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD - NET                                               1,644         2,153
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD - NET                                                $    1,929     $   3,331
=========================================================================================================================



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

     The accompanying unaudited Consolidated Financial Statements and notes thereto relate to the operations of the Company and its subsidiary companies (collectively, "Nortel Networks").

2.   BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") for the preparation of interim financial information. Accordingly, they do not include all information and notes as required by United States generally accepted accounting principles ("GAAP") in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the accompanying unaudited Consolidated Financial Statements are as those described in the Company's audited Consolidated Financial Statements and notes thereto prepared in accordance with GAAP for the year ended December 31, 2000, restated for discontinued operations, and included in the Company's Current Report on Form 8-K, filed with the SEC on August 8, 2001 (the "2001 Form 8-K"), except as described in note 3. Although the Company is headquartered in Canada, the accompanying unaudited Consolidated Financial Statements are expressed in United States dollars as the greater part of the Company's financial results and net assets are denominated in United States dollars.

     In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments are of a normal recurring nature. The financial results for the three months and six months ended June 30, 2001, are not necessarily indicative of financial results for the full year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and the 2001 Form 8-K.

     The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as long-term contracts, allowance for uncollectible accounts receivable, inventory obsolescence, product warranty, amortization, asset valuations, employee benefits, taxes, restructuring and other provisions, in-process research and development, and contingencies.

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

3.   ACCOUNTING CHANGES

     (a)  Impairment of intangible assets and other long-lived assets

          When events and circumstances warrant a review, the Company evaluates the carrying value of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and evaluates the carrying value of enterprise level intangible assets in accordance with the provisions of Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB 17"). An impairment review is performed whenever events or circumstances indicate that the carrying value may not be recoverable. Certain factors that the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value.

          The carrying value of long-lived assets, certain identifiable intangibles, and goodwill related to those assets are considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced by the cost to dispose of such assets.

          During the three months ended June 30, 2001, the Company changed its method of evaluating impairment of enterprise level goodwill in accordance with APB 17. The Company changed from the undiscounted cash flows method to the market value method. Under the market value method the Company's net book value is compared to the value indicated by the market price of the Company's equity securities; if net book value exceeds market capitalization, the excess carrying amount of goodwill is written off. The Company believes that the market value method is preferable since it provides a more realistic valuation than the undiscounted cash flow method. There was no impairment in enterprise level goodwill during the period ended June 30, 2001. This change had no effect on the business, results of operations, and financial condition of Nortel Networks.

     (b)  Derivative financial instruments

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" ("SFAS 138"). SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss). If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) ("OCI") and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net earnings (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship, changes in the fair value of the derivative are recognized in net earnings (loss).

          The adoption of SFAS 133 resulted in a cumulative decrease to net loss of $15 (pre-tax $24) and a charge to OCI of $7 (pre-tax $11). The decrease in net loss is primarily attributable to embedded derivatives. The charge to OCI is primarily attributable to the effective portion of option and forward contracts related to the Canadian dollar hedge program that are designated as cash flow hedges.

          Nortel Networks net earnings (loss) and cash flows may be negatively impacted by fluctuating interest rates, foreign exchange rates, and equity prices. To effectively manage these market risks, Nortel Networks enters into foreign currency forward, foreign currency swap, foreign currency option contracts, interest rate swaps, and equity forward contracts.

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

          For option contracts designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no material impact on the net loss for the three months and six months ended June 30, 2001. No material fair value hedges or cash flow hedges were derecognized or discontinued for the three months and six months ended June 30, 2001.

          Selling, general and administrative expenses for the three months and six months ended June 30, 2001 included net gains of $8 and $46, respectively. Revenues for the three months and six months ended June 30, 2001, included a net gain of $17. The net gains included in selling, general and administrative expenses and revenues are primarily related to changes in the fair value of derivative instruments not designated as hedging instruments.

          Derivative gains and losses included in OCI are reclassified into earnings (loss) at the time the underlying transaction is recognized. During the three months and six months ended June 30, 2001, nil and $5, respectively, of net derivative losses were reclassified to selling, general and administrative expense. Nortel Networks estimates that $8 of net derivative losses included in OCI will be reclassified into earnings (loss) within the next twelve months.

4.   DISCONTINUED OPERATIONS

     On June 14, 2001, the Company's Board of Directors approved a plan to discontinue Nortel Networks access solutions operations consisting of all of Nortel Networks narrowband and broadband solutions, including copper, cable, and fixed wireless solutions, as well as Nortel Networks current consolidated membership interest in Arris Interactive LLC ("Arris") and equity investment in Elastic Networks Inc. Also affected by the decision are Nortel Networks prior acquisitions of Sonoma Systems ("Sonoma"), Promatory Communications, Inc. ("Promatory"), Aptis Communications, Inc., and Broadband Networks Inc. Nortel Networks is currently working to dispose of or transition the ownership of certain operations. Any operations not disposed of or so transitioned are expected to be closed. This plan is expected to be completed over the next twelve months.

     Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the accompanying unaudited Consolidated Financial Statements and notes thereto of the Company have been restated to reflect the decision to discontinue Nortel Networks access solutions operations for all comparative periods presented. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Nortel Networks access solutions operations have been segregated in the accompanying unaudited Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows, and are reported as "Discontinued Operations".

     The results of discontinued operations, presented in the accompanying unaudited Consolidated Statements of Operations, were as follows:

     --------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                               2001           2000             2001           2000
     --------------------------------------------------------------------------------------------------------------
     Revenues                                            $      287     $      614      $       713     $    1,119
     --------------------------------------------------------------------------------------------------------------

     Net loss  from discontinued operations - net (a)    $     (216)    $     (132)     $      (442)    $     (176)
     Net loss on disposal of operations - net (b)            (2,568)             -           (2,568)             -
     --------------------------------------------------------------------------------------------------------------
     Total net loss from discontinued operations         $   (2,784)    $     (132)     $    (3,010)    $     (176)
     ==============================================================================================================

     (a) Loss from discontinued operations was net of applicable income tax recovery of $54 and $39 for the three months ended June 30, 2001 and 2000, respectively, and an income tax recovery of $119 and $34 for the six months ended June 30, 2001 and 2000, respectively.

     (b) Loss on disposal of operations was net of applicable income tax recovery of $604 for the three months and six months ended June 30, 2001.

     The pre-tax loss on disposal of the access solutions operations of $3,172 reflects the estimated costs directly associated with Nortel Networks plan of disposition. The loss reflects the write-off of goodwill associated with the acquisitions of Sonoma and Promatory in the amount of $755; provisions for both short-term and long-term receivables of $601; a provision for inventories of $379; other asset write-offs totalling $156; future contractual obligations and estimated liabilities of $1,104; and estimated operating losses during the planned period of disposition of $177.

     At June 30, 2001, the remaining accruals of $1,266 related to the above noted future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition were included in current liabilities of discontinued operations. The remaining accruals are expected to be drawn down by cash payments over the planned period of disposition.

     On August 3, 2001, the Company announced the completion of the previously announced transfer of Nortel Networks ownership interest in Arris to Arris Group, Inc. ("Arris Group"), ANTEC Corporation's new parent company. Under the terms of the agreement, Nortel Networks will own a 49.2 percent non-controlling interest in Arris Group, compared to the previous 81.25 percent controlling interest in Arris.

     The assets and liabilities of discontinued operations, presented in the accompanying unaudited Consolidated Balance Sheets, were as follows as at:

     ----------------------------------------------------------------------------------------------------------------
                                                                                           JUNE 30,     DECEMBER 31,
                                                                                               2001             2000
     ----------------------------------------------------------------------------------------------------------------
     Accounts receivable -  net                                                           $     409        $     923
     Inventories                                                                                332              509
     Other current assets                                                                       599               90
     ----------------------------------------------------------------------------------------------------------------
     Total current assets of discontinued operations                                          1,340            1,522

     Intangibles - net                                                                           24            1,008
     Other long-term assets                                                                     369              598
     ----------------------------------------------------------------------------------------------------------------
     Total assets of discontinued operations                                              $   1,733        $   3,128
     ================================================================================================================

     Current liabilities                                                                  $   1,422        $     186
     Long-term liabilities                                                                       20               74
     ----------------------------------------------------------------------------------------------------------------
     Total liabilities of discontinued operations                                         $   1,442        $     260
     ================================================================================================================


     The net cash used in discontinued operations for the six months ended June 30, 2001 and 2000, presented in the accompanying unaudited Consolidated Statements of Cash Flows, was as follows:

     ----------------------------------------------------------------------------------------------------------------
                                                                                             2001             2000
     ----------------------------------------------------------------------------------------------------------------
     CASH FLOWS USED IN DISCONTINUED OPERATIONS
       Operating activities                                                              $    (330)       $    (272)
       Investing activities                                                                   (103)            (235)
     ----------------------------------------------------------------------------------------------------------------
     Net cash used in discontinued operations                                            $    (433)       $    (507)
     ================================================================================================================

5.   SEGMENTED INFORMATION

     General description

     Nortel Networks customers, markets, and solutions continue to evolve. As a result, the specific customer groups identified within our previous Service Provider and Carrier segment and Enterprise segment have now merged or become uniform. In response to this change, Nortel Networks has changed the way it manages its business to reflect a focus on providing seamless networking solutions and service capabilities to its customers. Consequently, financial information by segment and customer solution has been restated and reported on a new basis commencing in the three month period ended March 31, 2001.

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

     "Other" represents operating segments and business activities which include certain customer premises-based voice and data networking solutions, global professional services, and civil works and original equipment manufacturer offerings. None of these operating segments or business activities meet the criteria to be disclosed as reportable segments.

     As described in note 4, Nortel Networks has reclassified the results of operations of its access solutions operations as discontinued operations. These operations were previously included as a separate operating segment within Other. The segment data included below excludes amounts related to the operations of the access solutions operating segment.

     The Company's President and Chief Executive Officer ("CEO") has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The CEO relies on the information derived directly from Nortel Networks management reporting system which provides revenue and gross profit information by segment. The CEO reviews selling, general and administrative expense, research and development expense, and the costs associated with acquisitions on a total Nortel Networks basis. Therefore, Nortel Networks does not allocate these costs to the segments as the CEO does not use this information to either assess the performance of or allocate resources to the segments. In addition, the CEO does not review asset information on a segmented basis. Intersegment sales are based on fair market values. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation. The accounting policies of the segments are the same as those described in note 2 of the 2001 Form 8-K.

     Segments

     The following tables set forth information by segments:

     ----------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                               2001           2000          2001          2000
     ----------------------------------------------------------------------------------------------------------
     REVENUES
     Network Infrastructure                               $   3,554      $   5,869     $   8,115     $  10,489
     Photonics Components                                       117            535           432           937
     Other                                                    1,002          1,245         2,087         2,351
     Intersegment sales elimination                             (63)          (442)         (273)         (753)
     ----------------------------------------------------------------------------------------------------------
     Total                                                $   4,610      $   7,207     $  10,361     $  13,024
     ==========================================================================================================

     GROSS PROFIT
     Network Infrastructure                               $     372      $   2,609     $   1,903     $   4,661
     Photonics Components                                      (181)           204          (110)          332
     Other                                                      239            463           501           760
     Intersegment inventory unrealized profit
       elimination - net                                         (4)             -           (10)          (10)
     ----------------------------------------------------------------------------------------------------------
     Total                                                $     426      $   3,276     $   2,284     $   5,743
     ==========================================================================================================

     GROSS MARGIN
     Network Infrastructure                                    10.5%          44.5%         23.5%         44.4%
     Photonics Components                                   (154.7)%          38.1%       (25.5)%         35.4%
     Other                                                     23.9%          37.2%         24.0%         32.3%
     Nortel Networks                                            9.2%          45.5%         22.0%         44.1%



     Customer solutions revenues

     The following table sets forth external revenues by customer solutions:

     ------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                           2001          2000          2001           2000
     ------------------------------------------------------------------------------------------------------
     Optical inter-city                               $     293     $   1,799    $    1,285    $     3,223
     Local internet                                       1,739         2,802         3,843          4,936
     Wireless internet                                    1,522         1,268         2,987          2,330
     Other (a)                                            1,056         1,338         2,246          2,535
     ------------------------------------------------------------------------------------------------------
     Total                                            $   4,610     $   7,207    $   10,361    $    13,024
     ======================================================================================================

     (a) Other includes the external customer solutions revenue of the Photonics Components segment of $54 and $93 for the three months ended June 30, 2001 and 2000, respectively, and $159 and $184 for the six months ended June 30, 2001 and 2000, respectively.

     Geographic information

     The following table sets forth external revenues by geographic regions:

     ------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                           2001          2000          2001           2000
     ------------------------------------------------------------------------------------------------------
     EXTERNAL REVENUES (a)
     United States                                    $   2,244     $   4,539    $    5,089    $     8,168
     Canada                                                 209           352           516            641
     Other countries                                      2,157         2,316         4,756          4,215
     ------------------------------------------------------------------------------------------------------
     Total                                            $   4,610     $   7,207    $   10,361    $    13,024
     ======================================================================================================

     (a) Revenues are attributable to geographic regions based on the location of the customer.

     The following table sets forth long-lived assets by geographic regions as at:

     ------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30,   DECEMBER 31,
                                                                                       2001           2000
     ------------------------------------------------------------------------------------------------------
     LONG-LIVED ASSETS (a)
     United States                                                               $    5,163    $    18,320
     Canada                                                                           1,564          1,641
     Other countries                                                                  1,345          1,354
     ------------------------------------------------------------------------------------------------------
     Total                                                                       $    8,072    $    21,315
     ======================================================================================================


     (a) Represents plant and equipment - net and intangible assets - net that are identified with each geographic region.


6.   EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share was calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated by dividing the net earnings by the diluted weighted average number of common shares outstanding during the period. As a result of the net losses for the three months and six months ended June 30, 2001 and 2000, the effect of converting options and redeemable preferred shares was antidilutive.

     The following table details the weighted average number of common shares outstanding:

     -----------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                  JUNE 30,
     (in millions of shares)                                             2001          2000          2001        2000
     -----------------------------------------------------------------------------------------------------------------
     Weighted average number of common shares
       outstanding - basic                                              3,193         2,920         3,170       2,865
     Weighted-average effect of dilutive securities:
       Employee stock options                                              35           166            60         162
     -----------------------------------------------------------------------------------------------------------------
     Weighted average number of common shares
       outstanding - diluted                                            3,228         3,086         3,230       3,027
     =================================================================================================================

7.   ACQUISITIONS

     The following table sets out certain information as at June 30, 2001 related to the acquisition completed by the Company during the six months ended June 30, 2001. The acquisition was accounted for using the purchase method. The accompanying unaudited Consolidated Financial Statements include the operating results of the business from the date of acquisition.

     -----------------------------------------------------------------------------------------------------------------
                                                                          ACQUIRED
     CLOSING DATE                     PURCHASE          GOODWILL         TECHNOLOGY        IPR&D         NET TANGIBLE
     & ACQUISITION                      PRICE         (---- amortization period ----)                     LIABILITIES
     -----------------------------------------------------------------------------------------------------------------
     February 13
     980 NPLC Business (i)           $  2,818          $  2,417          $    402          $   15           $   (16)
                                                       (4 years)         (3 years)
     -----------------------------------------------------------------------------------------------------------------

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

          As described in note 8, the amount of goodwill and acquired technology associated with the 980 NPLC Business has been written down in the three months ended June 30, 2001.


     Contingent consideration

     In certain acquisition transactions, Nortel Networks has agreed to additional purchase consideration to be paid upon the achievement of specific objectives by the acquired business. The maximum contingent consideration was fixed as at the date of acquisition.

     As at June 30, 2001, the remaining $104 of contingent consideration available to the former shareholders and option holders of CoreTek, Inc. ("CoreTek") had been earned upon the achievement of business performance objectives during the three months ended June 30, 2001.

     The business performance objectives relating to the remaining $200 of contingent consideration available to the former shareholders, option holders and warrant holders of Qtera Corporation ("Qtera") were not achieved during the six months ended June 30, 2001, and as a result such remaining contingent consideration will not be paid.

     In-process research and development

     A brief description of the in-process research and development ("IPR&D") projects in process, completed or cancelled during the three months ended June 30, 2001, including an estimated percentage-of-completion of products within each project at their respective acquisition dates, is set forth in the table below:

                                                                        ESTIMATED          EXPECTED
     YEAR &                                                             PERCENTAGE          COST TO        DISCOUNT
     ACQUISITION          IPR&D PROJECT                                  COMPLETE          COMPLETE          RATE
     ------------------------------------------------------------------------------------------------------------------
     2001
     980 NPLC             G08 980 nanometer pump-laser chip                  10%              $10             25%
     Business

                          980 nanometer pump-laser chips are a critical component used in optical assemblies and are a key part of optical systems. The project is expected to be completed and to begin contributing to consolidated revenues by the end of the first quarter of 2003.
     ------------------------------------------------------------------------------------------------------------------

     2000
     Sonoma               Integrator Version 5.0                             86%            $ 0.2             19%

                          As described in note 4, as part of its plan to discontinue the access solutions operations,
                          Nortel Networks has cancelled the project.
     ------------------------------------------------------------------------------------------------------------------

     Alteon               Web Switches and Traffic Management                N/A             $1.1             40%
     WebSystems, Inc.     Software
     ("Alteon")
                          Web switches come in both stackable and modular forms and provide integrated traffic control services, such as load balancing, filtering, and bandwidth management, within a high performance Layer 4-7 switching platform. The project was completed in the first quarter of
                          2001 and began contributing to consolidated revenues in the second quarter of 2001.

                          For purposes of determining the value of the IPR&D associated with this project, the discount rate used was adjusted upwards to factor in the level of completion of the IPR&D project.
     ------------------------------------------------------------------------------------------------------------------

     EPiCON, Inc.          ALTiS Version 4.x                                45%             $ 1.5              35%
     ("EPiCON")

                           As part of its initiatives to streamline its business around its core growth areas, on June
                           20, 2001, Nortel Networks closed the operations acquired with the EPiCON transaction, thereby canceling the above noted project. As described in note 8, the remaining EPiCON net book value of goodwill and acquired technology of approximately $199 was written off as part of Nortel Networks assessment of the remaining carrying values of intangible assets for the three months ended June 30, 2001. The closure of EPiCON will not have a material impact on the business, results of operations, and financial condition of Nortel Networks.
     ------------------------------------------------------------------------------------------------------------------

     CoreTek               Gain Tilt Monitor ("GTM")                        81%             $ 1.6             23%

                           The GTM is a low-end wavelength monitor solution that provides a measure of relative power accuracy per channel in Dense Wavelength Division Multiplexing systems. The GTM was specifically designed to be used in every long-haul line amplifier. The project was completed in the second quarter of 2001. Nortel Networks has revised its original estimates and now expects that the project will begin contributing to consolidated revenues in the fourth quarter of 2001.
                           --------------------------------------------------------------------------------------------


                                                                        ESTIMATED          EXPECTED
     YEAR &                                                             PERCENTAGE          COST TO        DISCOUNT
     ACQUISITION           IPR&D PROJECT                                 COMPLETE          COMPLETE          RATE
     ------------------------------------------------------------------------------------------------------------------
                           Optical Performance Monitor ("OPM")              75%             $ 2.4             23%

                           The OPM is a high-end wavelength monitor. The OPM is designed to meet specifications provided by certain key telecommunication service providers. The project was completed in the second quarter of 2001. Nortel Networks has revised its original estimates and now expects that the project will begin contributing to consolidated revenues by the second half of 2002.
                           --------------------------------------------------------------------------------------------

                           Laser Locker Card ("LLC")                        65%             $ 4.2             23%

                           The LLC is a tunable laser configuration with an optical feedback loop for wavelength locking. The LLC uses a differential etalon approach that outputs a comparative signal into a closed feedback loop for tuning and locking the laser. The project is expected to be completed and to begin contributing to consolidated revenues by the end of the fourth quarter of 2001.
     ------------------------------------------------------------------------------------------------------------------

     Xros, Inc.            X-1000                                           65%             $ 8.8             22%
     ("Xros")
                           The X-1000 is an all-optical cross-connect system for fiber-optic networks. Nortel
                           Networks has revised its original estimates and now expects that the project will be completed and will begin contributing to consolidated revenues in the first half of 2002.
     ------------------------------------------------------------------------------------------------------------------

     Qtera                 Photonic Networking Systems                      56%             $15.8              22%

                           Photonic Networking Systems are ultra-long-reach optical networking systems. These systems allow for scalable optical Internet capabilities, which enable high performance, rapid wavelength provisioning and restoration, and low cost survivable bandwidth. The project was completed in the first quarter of 2001 and began contributing to consolidated revenues in the second quarter of 2001.
     ------------------------------------------------------------------------------------------------------------------


     In order for Nortel Networks to succeed in the highly competitive and rapidly changing marketplace in which it operates, acquired assets must be integrated quickly into its customer solutions as enhancements of existing technology or as part of a larger platform. It is Nortel Networks normal practice to begin the integration of all acquired businesses (including management responsibilities, financial reporting, and human resources) immediately following the closing of the transaction. As such, Nortel Networks does not specifically track revenues generated from completed IPR&D projects of acquired businesses subsequent to the closing and integration of acquisitions. While Nortel Networks believes that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on the business, results of operations, and financial condition of Nortel Networks.

8.   SPECIAL CHARGES

     Special charges were as follows:

     -------------------------------------------------------------------------------------------------------------
                                                                               CUMULATIVE DRAWDOWNS
                                            THREE MONTHS ENDED                ---------------------   PROVISION
                                           MARCH 31,    JUNE 30,               CASH      NON-CASH   BALANCE AS AT
                                             2001        2001        TOTAL   PAYMENTS     CHARGES   JUNE 30, 2001
     -------------------------------------------------------------------------------------------------------------
     Restructuring activities:
       Workforce reduction                   $247     $   427       $   674   $ 336      $     -       $  338
       Contract settlement
         and lease costs                       20         302           322      10            -          312
       Plant and equipment write downs          -         415           415       -          415            -
       Intangible asset write-off              64           -            64       -           64            -
       Other                                   24           4            28       1            -           27
     -------------------------------------------------------------------------------------------------------------
                                              355       1,148         1,503     347          479          677

     Intangible assets write down               -      12,422        12,422       -       12,422            -
     -------------------------------------------------------------------------------------------------------------
     Special charges                         $355   $  13,570     $  13,925   $ 347    $  12,901      $   677
     =============================================================================================================

     For the three months and six months ended June 30, 2001, Nortel Networks recorded special charges of $13,570 and $13,925, respectively, related to both restructuring activities and intangible assets write down.

     In light of the industry and economic environment, and capital market trends impacting both Nortel Networks current operations and expected future growth rates, Nortel Networks has augmented its initiatives that began in 2000 to optimize results and drive efficiencies in its business by further streamlining operations and activities that are not aligned with its core markets and leadership strategies.

     In addition, Nortel Networks, as part of its review of financial results during the three months ended June 30, 200l, performed an assessment of the carrying values of its intangible assets. The conclusion of that assessment resulted in a write down in the amount of $12,422 for the three months ended June 30, 2001.

     Restructuring activities

     Workforce reduction charges of $427 and $674 for the three months and six months ended June 30, 2001, were related to the cost of severance and benefits associated with approximately 12,000 and 20,000 employees notified of termination, respectively. Of the 20,000 employees notified by June 30, 2001, approximately 8,500 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks solutions, and approximately 11,500 were indirect sales, marketing, and administrative employees, and manufacturing managers. Included in the current period charge of $427 is approximately $16 related to the approximately 8,000 employees notified during the three months ended March 31, 2001. The workforce reduction was primarily in North America and the United Kingdom and extended across all of Nortel Networks operating segments. As at June 30, 2001, the workforce reduction provision balance has been drawn down by cash payments of $336 resulting in an ending provision balance of $338. The remaining provision is expected to be substantially drawn down by the fourth quarter of 2001.

     In conjunction with the above noted workforce reduction, Nortel Networks identified a number of leased facilities comprised of office and warehouse and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, Nortel Networks recorded net lease costs of approximately $256 for the three months and six months ended June 30, 2001. The costs primarily related to Nortel Networks future contractual obligations under operating leases. Offsetting the total lease charge is approximately $300 in expected sublease revenue on leases that Nortel Networks cannot terminate. Contract settlement costs included negotiated settlements of approximately $46 and $66 for the three months and six months ended June 30, 2001, respectively, to either cancel contracts or renegotiate existing contracts within Network Infrastructure and Other. As at June 30, 2001, the provision balance has been drawn down by cash payments of $10 resulting in an ending provision balance of $312. The remaining provision is expected to be substantially drawn down by the second quarter of 2002.

     Plant and equipment write downs of $185 for the three months and six months ended June 30, 2001 consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased facilities.

     In addition, as a result of the significant negative industry and economic trends impacting both Nortel Networks current operations and expected future growth rates, Nortel Networks performed an assessment of certain plant and equipment assets as part of its review of financial results during the three months ended June 30, 2001. The conclusion of that assessment was a write down of certain plant and equipment for the three months and six months ended June 30, 2001, of $230.

     Within global operations, a function that supports all of Nortel Networks segments, it was determined that there was excess test equipment at a number of system houses that would no longer be required as a result of the current industry and economic environment. As a result, Nortel Networks recorded a charge of approximately $58 to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment by the end of the fourth quarter of 2001.

     Within Photonics Components, Nortel Networks wrote down the net carrying value of a specialized manufacturing facility for the production of optical components within North America. The write down of approximately $91 reflects the net realizable value based on market assessments for a general purpose facility. In addition, within Photonics Components, it was determined that there was excess manufacturing equipment at a number of facilities that would no longer be required as a result of the current industry and economic environment. As a result, Nortel Networks recorded a charge of approximately $81 to write down the value of this equipment to its net realizable value based on the current fair market value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment by the end of the fourth quarter of 2001.

     The intangible asset write-off of nil and $64 for the three months and six months ended June 30, 2001, respectively, is related to the remaining net book value of goodwill recorded on the prior acquisition of MICOM Communications Corp ("MICOM"). As part of Nortel Networks current initiative to strategically realign resources, Nortel Networks has made the decision to exit the technologies associated with the MICOM acquisition completely. The results of this prior acquisition were not material to the business, results of operations, and financial condition of Nortel Networks.

     Intangible assets write down

     Nortel Networks, as part of its review of financial results during the three months ended June 30, 2001, also performed an assessment of the carrying values of intangible assets recorded in connection with its various acquisitions. The assessment was performed in light of the significant negative industry and economic trends impacting both Nortel Networks current operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of that assessment was that the decline in market conditions within Nortel Networks industry was significant and other than temporary. As a result, Nortel Networks recorded a $12,422 write down of intangible assets in the three months ended June 30, 2001, based on the amount by which the carrying amount of these assets exceeded the fair value. The write down is primarily related to the goodwill associated with the acquisitions of Alteon, Xros, and Qtera within Network Infrastructure and the acquisition of the 980 NPLC Business within Photonics Components.

     Fair value was determined based on discounted future cash flows for the businesses that had separately distinguishable intangible asset balances and whose operations had not yet been fully integrated into Nortel Networks. The cash flow periods used were five years, the discount rate used was 20 percent, and the terminal values were estimated based upon terminal growth rates ranging from 5 to 11 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon Nortel Networks weighted average cost of capital as adjusted for the risks associated with the operations.

     There was no impairment in enterprise level goodwill during the three month period ended June 30, 2001. The Company has determined that the remaining intangible asset balances will continue to be amortized on a straight-line basis over the remaining useful lives established at the time of the related acquisition as the remaining useful life of these intangible assets has not changed.

9.   LONG-TERM DEBT

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

10.  INCOME TAXES

     Nortel Networks effective tax rate from continuing operations, excluding the impact of Acquisition Related Costs (IPR&D expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation, and where applicable certain of the one-time gains and charges, for both the three months and six months ended June 30, 2001 and 2000 was 32.0 percent and 33.0 percent, respectively. The change in Nortel Networks effective tax rate was primarily due to the change in Nortel Networks geographic mix of earnings.

     Global investment tax credits of $11 and $35 for the three months ended June 30, 2001 and 2000, respectively, and $47 and $74 for the six months ended June 30, 2001 and 2000, respectively, have been applied against the income tax provision.

11.  INVENTORIES

     The following table sets forth inventories as at:

     -----------------------------------------------------------------------------------------------------------
                                                                                     JUNE 30,      DECEMBER 31,
                                                                                         2001              2000
     -----------------------------------------------------------------------------------------------------------
     Raw materials                                                                  $     813         $     682
     Work in process                                                                      741               853
     Finished goods                                                                     1,079             2,292
     -----------------------------------------------------------------------------------------------------------
     Inventories                                                                    $   2,633         $   3,827
     ===========================================================================================================

12.  CONSOLIDATED STATEMENTS OF CASH FLOWS

     The following table sets forth interest and income taxes paid:

     -----------------------------------------------------------------------------------------------------------
                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                               2001        2000
     -----------------------------------------------------------------------------------------------------------
     Interest paid                                                                             $111        $ 71
     Income taxes paid                                                                         $387        $443

13.  COMPREHENSIVE LOSS

     The components of comprehensive loss, net of tax, were as follows:

     -----------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                    2001         2000        2001        2000
     -----------------------------------------------------------------------------------------------------------
     Net loss                                                     $(19,428)     $(745)     $(22,008)   $(1,475)
     Other comprehensive income (loss):
       Change in foreign currency translation adjustment (a)            46       (100)         (246)      (121)
       Unrealized gain (loss) on investments - net (b)                  14        (90)          (73)        39
       Unrealized derivative gains (losses) on cash flow
          hedges - net (c)                                              17          -            (6)         -
     -----------------------------------------------------------------------------------------------------------
     Comprehensive loss                                           $(19,351)     $(935)     $(22,333)   $(1,557)
     ===========================================================================================================

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

     (c) Includes $7 (pre-tax $11) of net derivative losses related to the adoption of SFAS 133. During the three months and six months ended June 30, 2001, nil and $5, respectively, of net derivative losses were reclassified to selling, general and administrative expense.

14.  CONTINGENCIES

     Subsequent to the February 15, 2001 announcement in which the Company provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, the Company and certain of its then current officers and directors have been named as defendants in more than twenty-five purported class action lawsuits. These lawsuits, which have been filed through June 26, 2001, in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario and Quebec in Canada, on behalf of shareholders who acquired the Company's securities as early as October 24, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws. In addition, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation between January 18, 2001 and February 15, 2001, alleging violations of the same United States federal securities laws as the other lawsuits. On May 11, 2001, the Company filed motions to dismiss and/or stay in connection with the proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit.

     On February 12, 2001, Nortel Networks Inc., an indirect subsidiary of the Company, was served with a consolidated amended class action complaint (the "Complaint") that purported to add the Company as a defendant to a lawsuit commenced in July 2000 against Entrust, Inc. ("Entrust", formerly known as Entrust Technologies, Inc.) and three of its then current officers in the United States District Court of Texas, Marshall Division. The Complaint alleges that Entrust, certain then current officers of Entrust, and the Company violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. The Company is alleged to be a controlling person of Entrust. On April 6, 2001, the Company filed a motion to dismiss the Complaint. On July 31, 2001, the Complaint was dismissed without prejudice. In order to bring another action, the plaintiffs must file an amended complaint meeting the standards set forth by the court in the July 31, 2001 opinion by August 30, 2001.

     On March 4, 1997, Bay Networks, Inc. ("Bay Networks"), a company acquired by Nortel Networks Limited on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the "Federal Court") and the California Superior Court, County of Santa Clara (the "California Court") against Bay Networks and ten of Bay Networks' then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of

     May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants' motion to dismiss the federal complaint and on September 8, 2000, a notice of appeal of that order and judgment was filed by the plaintiffs. In January 2001, the plaintiffs filed their opening brief in the United States Court of Appeal for the Ninth Circuit and the defendants filed their responsive brief in April 2001. The oral arguments for the appeal were heard on July 11, 2001 and on August 1, 2001, the Ninth Circuit denied the plaintiffs' appeal. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs' motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs' appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On June 18, 2001, the defendants removed the consolidated state court actions to the Federal Court, on the grounds that the class claims asserted by the complaint are barred by the Securities Litigation Uniform Standards Act. The defendants have filed a motion to dismiss that complaint, while the various plaintiffs have sought to have the case remanded to the California Court. The defendants' motion to dismiss and the plaintiffs' motion to remand are noticed for hearing on September 24, 2001.

     Nortel Networks is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

     Nortel Networks is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims, proceedings and investigations will, individually or collectively, have a material adverse effect on the business, results of operations, and financial condition of Nortel Networks. Unless otherwise noted, Nortel Networks and any named directors and officers of Nortel Networks intend to vigorously defend these actions, suits, claims, proceedings and investigations.

15.  RECENT PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement, which for Nortel Networks will be January 1, 2002. However, for any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life will not be amortized.

     The adoption of SFAS 141 will not have an impact on the business, results of operations, and financial condition of Nortel Networks. The Company is still evaluating the impact of the adoption of SFAS 142 and has not yet determined the effect of adoption on the business, results of operations, and financial condition of Nortel Networks.

16.  COMPARATIVE FIGURES

     Certain comparative figures in the accompanying unaudited Consolidated Financial Statements have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this section in conjunction with our unaudited consolidated financial statements and notes, which begin on page 4. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth below under "Forward-looking statements," on page 40. All dollar amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

     Where we say the "Company," we mean Nortel Networks Corporation without its subsidiaries. Where we say "we," "us," "our," or "Nortel Networks," we mean the Company and its subsidiaries.

OVERVIEW

     The Company's common shares are publicly-traded on the New York and Toronto stock exchanges under the symbol "NT". Nortel Networks Limited is the Company's principal direct operating subsidiary. The Company holds all of the outstanding common shares of Nortel Networks Limited but none of the preferred shares of Nortel Networks Limited. Acquisitions involving any share consideration are completed by the Company and acquisitions involving only cash consideration are generally completed by Nortel Networks Limited.

DEVELOPMENTS IN 2001

Discontinued operations

     On June 15, 2001, as a result of the initiatives to streamline our businesses, we announced plans to discontinue our access solutions operations. We expect to exit, dispose of, or otherwise transition our ownership in the various businesses and investments associated with the access solutions operations over the next 12 months.

     The access solutions operations were previously included as a separate operating segment within other, in addition to the global professional services operating segment and customer premises-based solutions operating segment. Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," we have restated our unaudited consolidated financial statements and related notes to reflect the decision to discontinue Nortel Networks access solutions operations for all comparative periods presented. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Nortel Networks access solutions operations have been segregated in the accompanying unaudited consolidated statements of operations, consolidated balance sheets, and consolidated statements of cash flows, and are reported as "discontinued operations". In conjunction with this decision, we have restated certain historical financial statements and we refer you to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000 and unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2001, restated for discontinued operations, and included in the Company's Current Report on Form 8-K, filed with the United States Securities and Exchange Commission on August 8, 2001.

     We recorded a net loss of $3,010 from discontinued operations for the six months ended June 30, 2001. The net loss is comprised of a $442 net loss from operations and a $2,568 net loss on disposal. The estimated loss on disposal of the access solutions operations reflects the costs directly associated with discontinuing operations and the net loss of the access solutions operations during the phase-out period. Major components of the loss include future contractual obligations and estimated liabilities of $1,104 (pre-tax); the write-off of goodwill associated with the acquisitions of Sonoma Systems and Promatory Communications, Inc. of $755 (pre-tax); provisions for both short-term and long-term receivables of $601 (pre-tax); and provisions for inventories of $379 (pre-tax).

     At June 30, 2001, the remaining accrual of $1,266 primarily related to future contractual obligations and estimated liabilities during the planned period of disposition. The remaining accruals are expected to be drawn down by cash payments, the impact of which will be partially offset to the extent of any cash inflows from the realization of the remaining assets related to discontinued operations, over the planned period of disposition.

     On August 3, 2001, we announced the completion of the previously announced transfer of Nortel Networks ownership interest in Arris Interactive LLC to Arris Group, Inc., ANTEC Corporation's new parent company. Under the terms of the agreement, Nortel Network will own a 49.2 percent non-controlling interest in Arris Group, compared to the previous 81.25 percent controlling interest in Arris Interactive.

     For additional information related to discontinued operations, see "Discontinued operations" on page 10 in note 4.

     The following discussion focuses on our results from continuing operations.

Special charges

  Restructuring activities

     In an effort to reset our cost structure to the current business level, on June 15, 2001 the Company announced plans for further aggregate net reductions of employees, bringing the total aggregate net reductions of employees announced to date during 2001 to 30,000. The 30,000 workforce reductions are expected to be substantially completed by the end of the third quarter of 2001. Special charges with respect to the notification of approximately 20,000 employees, contract settlement and lease costs, the write down of plant and equipment, and the write-off of goodwill associated with restructuring activities in the first six months of 2001 were $1,503. An additional charge will be recorded in the third quarter of 2001 as the previously announced workforce reduction initiative is completed and criteria for the recording of such charges are met. See "Special charges" on page 34 for additional details related to restructuring activities undertaken up to June 30, 2001.

  Write down of intangible assets

     As part of our review of financial results during the three months ended June 30, 2001, we performed an assessment of the carrying values of intangible assets recorded in connection with our various acquisitions. The assessment was performed in light of the significant negative industry and economic trends impacting both our current operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of that assessment was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded a $12,422 (pre-tax) write down of intangible assets in the three months ended June 30, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. The write down is primarily related to the goodwill associated with the acquisitions of Alteon WebSystems, Inc., Xros, Inc., and Qtera Corporation within the network infrastructure segment and the acquisition of JDS Uniphase Corporation's Zurich, Switzerland-based subsidiary, and related assets in Poughkeepsie, New York, within the photonics components segment. See "In-process research and development expense and amortization of intangibles" on page 32 and "Special charges" on page 34 for additional details.

Conversion of preferred shares

     On July 26, 2001, the Company announced that it will issue common shares to those registered holders of Cumulative Redeemable Class A Preferred Shares Series 4 of Nortel Networks Limited who have exercised their rights to exchange their Series 4 preferred shares for common shares of the Company. The number of common shares to be issued for each Series 4 preferred share will be determined by dividing $0.5 (Canadian) by the greater of $2.50 per common share (Canadian) and 95 percent of the weighted average trading price per common share of the Company on The Toronto Stock Exchange for the 10 trading days immediately preceding the date on which such common shares will be issued in the exchange. Of the 200 outstanding Series 4 preferred shares, 173 Series 4 preferred shares will be exchanged on August 14, 2001. The other 27 Series 4 preferred shares remain outstanding, without any change to the terms, conditions or rights attaching to such shares.

Legal proceedings

     Subsequent to the February 15, 2001 announcement in which the Company provided revised guidance for financial performance for the fiscal year and first quarter 2001, the Company and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits, which have been filed through June 26, 2001 in the United States, and in Ontario and Quebec, Canada, on behalf of shareholders who acquired the Company's securities as early as October 24, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws. In addition, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation between January 18, 2001 and February 15, 2001, alleging violation of the same United States federal securities laws as the other lawsuits. This case arose after the acquisition on February 13, 2001 by the Company of JDS Uniphase Corporation's Zurich, Switzerland-based subsidiary, a designer and manufacturer of strategic 980 nanometer pump-laser chips, and related assets in Poughkeepsie, New York in exchange for common shares of the Company. In connection with the January 28, 2000 acquisition of Qtera Corporation, currently an indirect subsidiary of the Company, Qtera and two of its employees were named as defendants in a lawsuit filed by Siemens ICN in the 15th Judicial Circuit for Palm Beach County, Florida. The lawsuit alleges various claims, including purported misappropriation of trade secrets. The Company intends to vigorously defend all such served actions. See "Legal proceedings" on page 38 for additional details.

Stock Option Exchange Program

     In recognition that many of the stock options granted under our stock option plans may not be providing the intended incentive to employees, we commenced a voluntary offer on June 20, 2001 to exchange currently outstanding options for new options, based on a prescribed formula, expected to be granted on January 29, 2002. The offer expired on July 23, 2001 and, effective July 27, 2001, those stock options accepted under the offer were cancelled.

Debt issuance

     On February 8, 2001, Nortel Networks Limited completed an offering of $1,500 of 6.125 percent notes which mature on February 15, 2006. The notes will pay interest on a semi-annual basis on February 15 and August 15, beginning on August 15, 2001. The notes are redeemable, at any time at Nortel Networks Limited's option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a "make-whole" premium. See "Liquidity and capital resources" on page 35 for additional details.

Acquisition

     On February 13, 2001, the Company acquired JDS Uniphase Corporation's Zurich, Switzerland-based subsidiary, a designer and manufacturer of strategic 980 nanometer pump-laser chips, and related assets in Poughkeepsie, New York. In connection with the acquisition, the Company issued approximately 65.7 million common shares. The purchase price includes $500 of deferred consideration which is payable after December 31, 2003 in common shares of the Company. The calculated number of common shares to be transferred is subject to reduction to the extent that Nortel Networks meets certain purchase commitments from JDS Uniphase Corporation by that date. The acquisition was accounted for using the purchase method, and the operating results from the date of acquisition are included in the photonics components segment. See "In-process research and development expense and amortization of intangibles" on page 32 for details on the write down of intangible assets associated with the acquisition.

FINANCIAL RESULTS

     Revenues for the three months and six months ended June 30, 2001 decreased substantially compared to the same periods in 2000, due to the significant adjustment in the global telecom industry, particularly in the United States, and continuing economic concerns. Also, due to costs associated with our acquisitions, including a write down of intangible assets of $12,336 during the three months ended June 30, 2001, and a decrease in gross profit primarily due to fixed infrastructure costs that no longer reflected the lower sales volumes during the first half of 2001 and increased inventory provisions, we reported a net loss from continuing operations of $16,644, or $5.21 per common share, for the three months ended June 30, 2001, and a net loss from continuing operations of $19,013, or $6.00 per common share, for the six months ended June 30, 2001. Gross margins for the three months and six months ended June 30, 2001 were 9 percent and 22 percent, respectively, compared to 46 percent and 44 percent, respectively, for the same periods in 2000. Excluding the impact of Acquisition Related Costs (in-process research and development expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July
1998), stock option compensation, and certain of the one-time gains and charges (including intangible assets write down), we reported a pro forma net loss from continuing operations of $1,547, or $0.48 per common share, for the three months ended June 30, 2001, and a pro forma net loss from continuing operations of $1,824, or $0.58 per common share, for the six months ended June 30, 2001.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

     Our customers, markets, and solutions continue to evolve. As a result, the specific customer groups identified within our previous service provider and carrier segment and enterprise segment have now merged or become uniform. In response to this change, we have changed the way we manage our business to reflect a focus on providing seamless networking solutions and service capabilities to our customers. Financial information by segment and customer solution has been restated and reported on the new basis commencing in the three month period ended March 31, 2001.

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

OTHER - Other represents operating segments and business activities which include certain customer premises-based voice and data networking solutions, global professional services, and civil works and original equipment manufacturer offerings. None of these operating segments or business activities meet the criteria to be disclosed as reportable segments.

REVENUES

Segment revenues

The following table sets forth information by segment for the three months and six months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   2001              2000              2001              2000
--------------------------------------------------------------------------------------------------------------
Network infrastructure                         $  3,554          $  5,869         $   8,115         $  10,489
Photonics components                                117               535               432               937
Other                                             1,002             1,245             2,087             2,351
Intersegment sales elimination                      (63)             (442)             (273)             (753)
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                   $  4,610          $  7,207         $  10,361         $  13,024
==============================================================================================================


Customer solutions revenues

The following table sets forth external revenues by customer solutions for the three months and six months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   2001              2000              2001              2000
--------------------------------------------------------------------------------------------------------------
Optical inter-city                             $    293          $  1,799         $   1,285         $   3,223
Local internet                                    1,739             2,802             3,843             4,936
Wireless internet                                 1,522             1,268             2,987             2,330
Other (a)                                         1,056             1,338             2,246             2,535
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                   $  4,610          $  7,207         $  10,361         $  13,024
==============================================================================================================

(a) Other includes the external customer solutions revenue of the photonics components segment of $54 and $93 for the three months ended June 30, 2001 and 2000, respectively, and $159 and $184 for the six months ended June 30, 2001 and 2000, respectively.

CONSOLIDATED

     The $2,597, or 36 percent, decline in revenues for the three months ended June 30, 2001, compared to the same period in 2000, was due to a substantial decline in network infrastructure segment revenues, a significant decline in other revenues, and a substantial decline in photonics components external revenues. The $2,663, or 20 percent, decline in revenues for the six months ended June 30, 2001, compared to the same period in 2000, was due to a substantial decline in network infrastructure segment revenues, a significant decline in other revenues, and a substantial decline in photonics components external revenues. Consolidated revenues for the three months and six months ended June 30, 2001 declined substantially overall compared to the same periods in 2000 as a result of reduced and/or deferred capital spending by our customers, particularly in the United States, as they changed their focus from building new networks to increasing the capacity utilization rates and the efficiency of existing networks.

     The global telecom industry is undergoing a significant adjustment, particularly in the United States. Following a period of rapid infrastructure build-out and strong economic conditions in 1999 and 2000, we saw tighter capital markets and a slowdown in the telecom industry in the first six months ended June 30, 2001, which resulted in lower capital spending by industry participants and less demand for our products and services as service providers focused on driving return on invested capital. As a result, overall revenues in the United States declined substantially for the first six months ended June 30, 2001 compared to the same period in 2000. We expect that the severe lack of available funding from capital markets, high debt levels at many service providers, and the compounding impact of economic concerns will continue to constrain capital spending by service providers. While there can be no certainty as to the duration or severity of this industry adjustment, meaningful growth in spending is not expected to occur before the second half of 2002 after economic concerns subside and anticipated rationalization of the telecom industry is well underway. As a result, it is not currently possible to provide specific guidance for the Company's financial performance for the third quarter or full year 2001 and we do not expect that results of operations for any quarter will necessarily be consistent with our quarterly historical profile or indicative of results to be expected for future quarters.

     The significant adjustment in the telecom industry, which was initially felt and continues to be most severe in the United States, has begun to impact other countries and geographic regions in which we conduct business. We cannot predict the extent and duration of the impact of the significant adjustment in the United States on economies in Canada, Europe, and other countries and geographic regions. A comparable impact on the telecom industry in those countries and regions could result in further reductions in our overall revenues as there have been increasing shifts in the geographic mix of our sales from the United States to Europe and the Asia Pacific region during the first and second quarters of 2001.

     We expect to continue to focus on potentially higher-growth areas, including wireless internet and optical inter-city customer solutions and the metro and core Internet Protocol networks portions of our local internet customer solutions, and to continue to reduce our investment in lower margin, lower growth, and/or non-strategic businesses, which may include disposing of or otherwise exiting certain businesses.

NETWORK INFRASTRUCTURE

     The $2,315, or 39 percent, decline in revenues for the three months ended June 30, 2001, compared to the same period in 2000, was due to substantial declines in sales of optical inter-city and local internet customer solutions, partially offset by a significant increase in sales of wireless internet customer solutions.

     The $2,374, or 23 percent, decline in revenues for the six months ended June 30, 2001, compared to the same period in 2000, was due to substantial declines in sales of optical inter-city and local internet customer solutions, partially offset by a considerable increase in sales of wireless internet customer solutions.

Optical inter-city

     The $1,506, or 84 percent, decline in revenues for the three months ended June 30, 2001, compared to the same period in 2000, was primarily the result of substantial declines in the United States, Canada, and Europe, partially offset by a considerable increase in the Asia Pacific region. The $1,938, or 60 percent, decline in revenues for the six months ended June 30, 2001, compared to the same period in 2000, was the result of substantial declines in the United States and Canada, and a significant decline in the Caribbean and Latin America region, partially offset by a substantial increase in the Asia Pacific region, and a substantial increase in Europe driven by strong demand during the first quarter of 2001. The substantial declines in sales for the three months and six months ended June 30, 2001, compared to the same periods in 2000, were the result of reductions and/or continuing deferrals in capital spending, primarily by our major United States customers. Our major customers are currently focusing on driving return on invested capital by increasing the capacity utilization rates and efficiency of existing networks, and we expect that any additional capital spending by those customers will be increasingly directed to opportunities that enhance customer performance in the near term.

Local internet

     The $1,063, or 38 percent, decline in revenues for the three months ended June 30, 2001, compared to the same period in 2000, was primarily the result of substantial declines in sales of the circuit switching portion of our local internet customer solutions and sales of certain optical products having a metro application, and a significant decline in sales of the core Internet Protocol networks portion of our local internet customer solutions, partially offset by considerable growth in sales of the next generation metro portion of our local internet customer solutions. The substantial decrease in sales of the circuit switching portion of our local internet customer solutions was primarily the result of reduced demand in the exchange carrier market due to the significant adjustment in the telecom industry and the tightening capital markets. The considerable decrease in sales of the optical products having a metro application was due to declines in the sales volumes of mature products in this category. The significant decline in sales of the core Internet Protocol networks portion of our local internet customer solutions was primarily the result of a decline in demand for multi-service wide area network, or WAN, switch products due to the continuing industry adjustment. The considerable growth in sales of the next generation metro portion of our local internet customer solutions was primarily due to the continued build-out of metro networks by our major customers in order to interconnect the previous build-out of inter-city networks and reduce capacity bottlenecks. The substantial decline in overall sales of local internet customer solutions for the three months ended June 30, 2001, compared to the same period in 2000, was primarily due to substantial declines in the United States, Europe, and Canada.

     The $1,093, or 22 percent, decline in revenues for the six months ended June 30, 2001, compared to the same period in 2000, was primarily the result of substantial declines in sales of the circuit switching portion of our local internet customer solutions and certain optical products having a metro application, partially offset by considerable growth in sales of the next generation metro portion of our local internet customer solutions and a significant increase in sales of the core Internet Protocol networks portion of our local internet customer solutions. The substantial decrease in sales of the circuit switching portion of our local internet customer solutions was primarily the result of reduced demand in the exchange carrier market due to the significant adjustment in the telecom industry and the tightening capital markets. The substantial decrease in sales of the optical products having a metro application was due to declines in the sales volumes of mature products in this category. The considerable growth in sales of the next generation metro portion of our local internet customer solutions was primarily due to the continued build-out of metro networks by our major customers in order to interconnect the previous build-out of inter-city networks and reduce capacity bottlenecks. The significant growth in sales of the core Internet Protocol networks portion of our local internet customer solutions was primarily driven by strong demand for multi-service WAN switch products during the first quarter of 2001 compared to the same period in 2000. Demand for these products remained strong in the first quarter of 2001 as major customers completed existing network build-outs, but declined in the second quarter of 2001 as the industry adjustment continued. The substantial decline in overall sales of local internet customer solutions for the six months ended June 30, 2001, compared to the same period in 2000, was primarily due to a substantial decline in the United States and a decline in Europe, partially offset by a considerable increase in the Caribbean and Latin America region and a significant increase in the Asia Pacific region.

Wireless internet

     The $254, or 20 percent, growth in revenues for the three months ended June 30, 2001, compared to the same period in 2000, was primarily the result of considerable growth in the Asia Pacific region and the United States, partially offset by a substantial decline in the Caribbean and Latin America region and a significant decline in Europe. The $657, or 28 percent, growth in revenues for the six months ended June 30, 2001, compared to the same period in 2000, was primarily the result of considerable growth in the United States and the Asia Pacific region, partially offset by a substantial decline in the Caribbean and Latin America region and a significant decline in Europe. The growth in sales for the three months and six months ended June 30, 2001 was primarily the result of continuing network expansions by major United States and Asia Pacific region customers, partially offset by lower sales in the Caribbean and Latin America region due to our providing limited, incremental customer financing as a result of the current market conditions and the decline of customers' financial condition.

PHOTONICS COMPONENTS

     Revenues declined $418, or 78 percent, for the three months ended June 30, 2001, and $505, or 54 percent, for the six months ended June 30, 2001, compared to the same periods in 2000. The substantial declines for the three months and six months ended June 30, 2001, compared to the same periods in 2000, were primarily the result of substantial declines in internal sales to the network infrastructure segment due to the reductions and/or continuing deferrals in capital spending by our major United States customers and declines in sales to external customers. The decrease in sales of photonics components to external customers, compared to the same periods in 2000, was primarily the result of substantial declines in the United States and Europe for the three months ended June 30, 2001, and significant declines in the United States and Europe for the six months ended June 30, 2001, respectively.

OTHER

     Other declined $243, or 20 percent, for the three months ended June 30, 2001, compared to the same period in 2000, primarily due to substantial declines in sales of customer premises-based solutions and civil works and original equipment manufacturer offerings, which more than offset a considerable increase in global professional services revenues. The significant decline overall in other revenues was primarily due to substantial declines in the United States and the Caribbean and Latin America region, and a significant decline in Europe. Other declined $264, or 11 percent, for the six months ended June 30, 2001, compared to the same period in 2000, primarily due to a significant decline in sales of customer premises-based solutions and a substantial decline in sales of civil works and original equipment manufacturer offerings, which more than offset a considerable increase in global professional services revenues. The significant decline overall in other revenues for the six months ended June 30, 2001 was primarily due to a significant decline in the United States, and substantial declines in Canada and the Caribbean and Latin America region, partially offset by a modest increase in Europe. The substantial increase in global professional services revenues for the three months and six months ended June 30, 2001, compared to the same periods in 2000, was due to increasing professional services opportunities in the market as a result of customers' focus on improving capacity utilization rates and the efficiency of existing networks due to tightening capital markets and accelerating industry rationalization. The declines in sales of customer premises-based solutions of $201, to $616, for the three months ended June 30, 2001, and $284, to $1,298, for the six months ended June 30, 2001, compared to the same periods in 2000, were primarily due to lower sales of mature voice products as a result of the business and economic environment, primarily in the United States, and as a result of the shift in the market from the legacy voice products to next generation products.

GROSS PROFIT AND GROSS MARGIN

The following tables set forth information by segment for the three months and six months ended June 30, 2001 and 2000:

----------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   2001            2000                   2001          2000
----------------------------------------------------------------------------------------------------------------
GROSS PROFIT
Network infrastructure                            $ 372           $2,609                $1,903         $4,661
Photonics components                               (181)             204                  (110)           332
Other                                               239              463                   501            760
Intersegment inventory unrealized profit
elimination - net                                    (4)               -                   (10)           (10)
----------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                      $ 426           $3,276                $2,284         $5,743
================================================================================================================

GROSS MARGIN
Network infrastructure                             10.5%            44.5%                 23.5%          44.4%
Photonics components                            (154.7)%            38.1%               (25.5)%          35.4%
Other                                              23.9%            37.2%                 24.0%          32.3%
Consolidated                                        9.2%            45.5%                 22.0%          44.1%

CONSOLIDATED

     Gross profit decreased substantially for the three months and six months ended June 30, 2001, compared to the same periods in 2000, due to substantial declines in revenues and gross margin. The decreases in gross margin of 36.3 percentage points, or 80 percent, for the three months ended June 30, 2001, and
22.1 percentage points, or 50 percent, for the six months ended June 30, 2001, compared to the same periods in 2000, were due to substantial decreases in gross margins in the network infrastructure and photonics components segments, and other. The decrease in gross margin was, in large part, due to approximately $750 of increased inventory provisions, and contract and customer settlements as a result of the significant adjustment in the telecom industry. We review the levels of our inventory provisions on a regular basis, and as a result of our review during the three months ended June 30, 2001 we increased our inventory provisions based on our standard policies to reflect both current and anticipated future market demand.

NETWORK INFRASTRUCTURE

     Gross margins decreased 34.0 percentage points, or 76 percent, for the three months ended June 30, 2001, and 20.9 percentage points, or 47 percent, for the six months ended June 30, 2001, compared to the same periods in 2000. The substantial declines in gross margins were primarily the result of fixed infrastructure costs that no longer reflected the lower sales volumes during the first half of 2001, the increased inventory provisions and contract and customer settlements recorded during the second quarter of 2001, as outlined above, and shifts in the geographical mix of sales from the United States to Europe and the Asia Pacific region, where we generally earn lower gross margins. We are currently undertaking the initiatives announced during the second quarter of 2001, and have continued with our initiatives that began during the first quarter of 2001, to streamline our businesses and reduce our cost structure to reflect the current business environment. Any inability to proportionately reduce our fixed infrastructure costs to reflect the expected business level could result in further reductions in gross margin. The significant adjustment in the global telecom industry, particularly in the United States, has lead to increasing shifts in the geographic mix of sales from the United States to Europe and the Asia Pacific region during the first and second quarters of 2001. Further shifts in the geographic mix could result in further reductions in gross margin.

PHOTONICS COMPONENTS

     Gross margin decreased 192.8 percentage points, or 506 percent, for the three months ended June 30, 2001, and 60.9 percentage points, or 172 percent, for the six months ended June 30, 2001, compared to the same periods in 2000. The substantial declines in gross margins for the three months and six months ended June 30, 2001, compared to the same periods in 2000, were primarily due to fixed infrastructure costs, which, in part, related to significant capital expenditures incurred in 2000 to meet the then expected future increase in demand for photonics components, and the increased inventory provisions and contract and customer settlements recorded during the second quarter of 2001, as outlined above. During the second quarter, we recorded a charge to write down certain fixed assets within this segment and we will continue to review the recoverability of fixed assets and capacity requirements in relation to the current business environment and outlook for the industry.

OTHER

     Gross margin for other decreased by 13.3 percentage points, or 36 percent, for the three months ended June 30, 2001, compared to the same period in 2000, primarily due to a substantial decrease in gross margin for global professional services and a significant decrease in gross margin for customer premises-based solutions. Gross margin for other decreased by 8.3 percentage points, or 26 percent, for the six months ended June 30, 2001, compared to the same period in 2000, primarily due to a significant decline in gross margin for global professional services and a decrease in gross margin for customer premises-based solutions. The substantial decrease in gross margin for global professional services for the three months ended June 30, 2001, and the significant decrease in gross margin for the six months ended June 30, 2001, compared to the same periods in 2000, were primarily due to erosions of gross margins for certain service offerings. The significant decrease in gross margin for customer premises-based solutions of 6.6 percentage points, to 34.7 percent, for the three months ended June 30, 2001, and the decrease in gross margin of 2.3 percentage points, to 37.3 percent, for the six months ended June 30, 2001, compared to the same periods in 2000, were primarily due to increased inventory provisions recorded in the second quarter to reflect the current business outlook and fixed infrastructure costs that did not reflect current sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The following table sets forth selling, general and administrative expense for the three months and six months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                        2001              2000               2001              2000
--------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expense        $   1,642         $   1,407          $   2,983         $   2,538
  As a percentage of revenues                          35.6%             19.5%              28.8%             19.5%

     For the three months ended June 30, 2001, selling, general and administrative expense, or SG&A expense, increased by $235, compared to the same period in 2000. SG&A expense has increased significantly for the three months ended June 30, 2001, compared to the three months ended March 31, 2001, primarily due to increased provisions related to various customer receivables and financings, but is flat compared to the three months ended March 31, 2001, excluding the impact of these increased provisions. For the six months ended June 30, 2001, SG&A expense increased by $445, compared to the same period in 2000. SG&A expense has increased slightly for the six months ended June 30, 2001, compared to the six months ended December 31, 2000, but has decreased approximately $195, excluding the impact of increased provisions recorded in the second quarter of 2001 related to various customer receivables and financings. The significant increase in SG&A expense for the three months and six months ended June 30, 2001, compared to the same periods in 2000, reflected the increased investment in North American and international markets across the network infrastructure and photonics components segments during the second half of 2000 to support our revenue growth during that period. SG&A expense is expected to decline during the second half of 2001 as the full impact of initiatives undertaken by us to streamline our business and reduce our cost structure are expected to be realized. The considerable increase in SG&A expense as a percentage of revenue for the three months and six months ended June 30, 2001, compared to the same periods in 2000, was primarily due to the substantial decrease in revenues.

RESEARCH AND DEVELOPMENT EXPENSE

The following table sets forth research and development expense for the three months and six months ended June 30, 2001 and 2000:

------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       2001              2000              2001              2000
------------------------------------------------------------------------------------------------------------------
Research and development expense                   $    910          $    927         $   1,853         $   1,699
     As a percentage of revenues                      19.7%             12.9%             17.9%             13.0%

     For the three months ended June 30, 2001, research and development expense decreased by $17, compared to the same period in 2000. The decrease in research and development expense reflects the initiatives undertaken by us to focus our spending on key potential growth areas. For the six months ended June 30, 2001, research and development expense increased by $154, compared to the same period in 2000. The increase in research and development expense for the six months ended June 30, 2001, compared to the same period in 2000, was the result of a substantial increase in the first quarter of 2001 following the increase in research and development expense in the second half of 2000 supporting the higher business level in that period. Research and development expense represents our planned investment in the network infrastructure segment, including wireless internet, optical inter-city customer solutions, and the core Internet Protocol networks and metro optical portions of our local internet customer solutions. The considerable increase in research and development expense as a percentage of revenues for the three months and six months ended June 30, 2001, compared to the same periods in 2000, was due to the substantial decline in revenues during the same periods. Research and development expense in absolute dollars has declined for the three months ended June 30, 2001, compared to the three months ended March 31, 2001, and for the six months ended June 30, 2001, compared to the six months ended December 31, 2000, as a result of the initiatives undertaken to focus our spending on key potential growth areas. As a result, research and development expense in absolute dollars is expected to decline in full year 2001, compared to full year 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE AND AMORTIZATION OF INTANGIBLES

The following table sets forth in-process research and development expense and amortization of intangibles for the three months and six months ended June 30, 2001 and 2000:

-------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                        2001              2000              2001              2000
-------------------------------------------------------------------------------------------------------------------
In-process research and development expense         $      -           $   367         $      15         $     990
Amortization of intangibles
  Acquired technology                               $    285           $   204         $     559         $     385
  Goodwill                                          $  1,639           $   749         $   3,231         $   1,216

In-process research and development expense

     For the three months ended June 30, 2000, in-process research and development expense primarily related to the acquisitions of Xros, Inc. and CoreTek, Inc.

     For the six months ended June 30, 2001, in-process research and development expense reflected the acquisition of JDS Uniphase Corporation's Zurich, Switzerland-based subsidiary, and related assets in Poughkeepsie, New York, or the 980 NPLC Business. In the six months ended June 30, 2000, in-process research and development expense primarily related to the acquisitions of Qtera Corporation, Xros, and CoreTek.

Amortization of intangibles

Acquired technology

     The amortization of acquired technology for the three months and six months ended June 30, 2001 primarily reflected the charges related to the acquisitions of Bay Networks, Inc., Alteon WebSystems, Inc., the 980 NPLC Business, and Clarify Inc. The amortization of acquired technology for the same periods in 2000 primarily reflected the charge related to the acquisition of Bay Networks.

     As at June 30, 2001 and December 31, 2000, the capitalized amount of acquired technology - net was $561 and $1,125, respectively.

Goodwill

     The amortization of goodwill for the three months and six months ended June 30, 2001 primarily reflected the charges related to the acquisitions of Alteon WebSystems, Bay Networks, Xros, Qtera, Clarify, and the 980 NPLC Business. The amortization of goodwill for the same periods in 2000 primarily reflected the charges related to the acquisitions of Bay Networks, Qtera, and Clarify.

     As at June 30, 2001 and December 31, 2000, the capitalized amount of goodwill - net was $4,124 and $16,833, respectively.

     The above impacts to our results of operations for the three months and six months ended June 30, 2001 were primarily a result of the large number and value of acquisitions completed from 1998 to 2000.

     As part of our review of financial results during the three months ended June 30, 2001, we performed an assessment of the carrying values of intangible assets recorded in connection with our various acquisitions. The assessment was performed in light of the significant negative industry and economic trends impacting both our current operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of that assessment was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded a $12,422 write down of intangible assets in the three months ended June 30, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. The write down is primarily related to the goodwill associated with the acquisitions of Alteon, Xros, and Qtera within the network infrastructure segment and the acquisition of the 980 NPLC Business within the photonics components segment. This charge was in addition to the ongoing amortization of intangibles of $1,924 in the second quarter of 2001, as previously discussed above.

     Fair value was determined based on discounted future cash flows for the businesses that had separately distinguishable intangible asset balances and whose operations had not yet been fully integrated into Nortel Networks. The cash flow periods used were five years, the discount rate used was 20 percent, and the terminal values were estimated based upon terminal growth rates ranging from 5 to 11 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon Nortel Networks weighted average cost of capital as adjusted for the risks associated with the operations.

     There was no impairment in enterprise level goodwill during the three month period ended June 30, 2001. The Company has determined that the remaining intangible asset balances will continue to be amortized on a straight-line basis over the remaining useful lives established at the time of the related acquisition as the remaining useful life of these intangible assets has not changed. As a result, the ongoing amortization of intangibles for the third and fourth quarters of 2001, based on balances as at June 30, 2001, is expected to be approximately $600 and $500, respectively.

     Also, as part of our initiatives to streamline our business around our potential core growth areas, on June 20, 2001, we closed the operations acquired with the EPiCON, Inc. transaction. As described above, the remaining net book value of goodwill and acquired technology related to the EPiCON transaction was written off as part of our assessment of the carrying values of intangible assets for the three months ended June 30, 2001. The closure of EPiCON will not have a material impact on our business, results of operation, or financial condition.

SPECIAL CHARGES

2001

     For the three months and six months ended June 30, 2001, we recorded special charges of $13,570 and $13,925 respectively. In part, these special charges related to restructuring and other costs associated with our initiatives that began in 2000 to optimize results and drive efficiencies in our business by streamlining operations and activities that are not aligned with our core markets and leadership strategies. In addition, given the current adjustment within the telecommunication industry, we reviewed the remaining carrying values of intangible assets and certain plant and equipment as part of our review of financial results for the three months ended June 30, 2001 and recorded special charges as a result of that review.

     Restructuring activities primarily related to workforce reduction costs announced during the six months ended June 30, 2001 to reduce the number of employees from December 31, 2000 levels, contract settlement and lease costs, and the write-off of goodwill and equipment and leaseholds associated with the restructuring activities. Special charges for such actions for the six months ended June 30, 2001 was $1,503. Workforce reduction charges for the three months and six months ended June 30, 2001, related to the cost of severance and benefits associated with approximately 12,000 and 20,000 employees notified of termination, respectively. Of the 20,000 employees notified by June 30, 2001, approximately 8,500 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of our solutions, and approximately 11,500 were indirect sales, marketing, and administrative employees, and manufacturing managers. The workforce reduction was primarily in North America and the United Kingdom and extended across all of our operating segments. Additional charges are expected in the third quarter of 2001 as the previously announced workforce reduction initiative is completed and criteria for the recording of such charges are met. Workforce reduction cost savings as a result of the restructuring activities will reduce overall employee expense in the areas of cost of revenues, selling general and administrative expense, and research and development expense. The reduction in employee expense began in the first quarter of 2001.

     In conjunction with the above noted workforce reduction, we identified a number of leased facilities comprised of office and warehouse and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, we recorded a charge related to our future contractual obligations under these operating leases. Additionally, we recorded a charge for contract settlement costs that included negotiated settlements to either cancel contracts or renegotiate existing contracts within the network infrastructure segment and other.

     Plant and equipment write downs of $185 for the three months and six months ended June 30, 2001 consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased facilities.

     In addition, as a result of the significant negative industry and economic trends impacting our current operations and expected future growth rates, we performed an assessment of certain plant and equipment assets as part of our review of financial results during the three months ended June 30, 2001. As a result, we wrote down plant and equipment by $230, primarily composed of manufacturing equipment and leaseholds, to their estimated net realizable value. The write down of plant and equipment will impact cost of revenues and selling, general and administrative expense.

     Within global operations, a function that supports all of our segments, it was determined that there existed excess test equipment at a number of system houses that was no longer required as a result of the current industry and economic environment. We recorded a charge to write down the value of this equipment to its net realizable value based on the current fair market value for this type of specialized equipment.

     Within photonics components, we wrote down the net carrying value of a specialized manufacturing facility for the production of optical components within North America. The write down reflects the current market value based on market assessments for a general purpose facility. In addition, within photonics components, it was determined that there existed excess manufacturing equipment at a number of facilities that was no longer required given the current industry and economic environment. We recorded a charge to write down the value of this equipment to its net realizable value based on the current fair market value for this type of specialized equipment.

     The annual costs and amortization associated with the contract and lease obligations, write-off of plant and equipment, and the write-off of goodwill related to the remaining net book value of goodwill recorded on the prior acquisition of MICOM Communications Corp, will not have a significant impact on our business, results of operations, or financial condition. The decrease in costs as a result of the restructuring activities outlined above will primarily impact cost of revenues, selling, general and administrative expense, and research and development expense.

     The remaining cash outlays of $677 related to the above restructuring activities are expected to be substantially completed by the fourth quarter of 2001 and are expected to be funded from available sources of liquidity.

     In the course of reviewing the financial results during the three months ended June 30, 2001, we determined that the carrying values of intangible assets significantly exceeded their estimated fair value. Given this assessment, we determined that intangible assets, primarily composed of goodwill from various acquisitions within the network infrastructure and photonics components segments, exceeded their fair value by $12,422. Refer to "In-process research and development expense and amortization of intangibles" above for additional details related to the write down of intangible assets.

     For additional information related to these restructuring activities see "Special charges" on page 18 in note 8.

OTHER INCOME (EXPENSE) - NET

     For the three months ended June 30, 2001, other expense - net was $47 compared to other income - net of $66 for the same period in 2000. Other expense
- net for the three months ended June 30, 2001 primarily related to the write down of certain investments to reflect the significant adjustment in the telecom industry, partially offset by interest income from customer financing. For the three months ended June 30, 2000, other income - net primarily related to gains on the disposition of certain investments.

     For the six months ended June 30, 2001, other income - net was $50 compared to $575 for the same period in 2000. The decrease in other income - net primarily related to a pre-tax gain of $513 (after-tax $344), due to a sale, in the first quarter of 2000, of a portion of our share ownership in Entrust, Inc. (formerly Entrust Technologies, Inc.).

INCOME TAX PROVISION (RECOVERY)

     Our effective tax rates from continuing operations for the three months and six months ended June 30, 2001 were 32.0 percent compared to 33.0 percent for the same periods in 2000, excluding the impact of after-tax charges of Acquisition Related Costs (in-process research and development expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation and, where applicable, certain of the one-time gains and one-time charges. The lower effective tax rate for the three months and six months ended June 30, 2001, compared to the same periods in 2000, primarily reflected changes in geographic earnings mix. We had an income tax recovery for the three months and six months ended June 30, 2001 of $1,252 and $1,553, respectively, compared to an income tax provision of $365 and $616, respectively, for the same periods in 2000, primarily as a result of the net loss before tax for the three months and six months ended June 30, 2001 compared to net earnings before tax for the same periods in 2000.

     Our earnings are subject to different effective tax rates in each of the countries in which we operate. A change in our overall tax rate can result when there is a change in our geographic earnings mix.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

     Cash and cash equivalents, or cash, were $1,929 at June 30, 2001, an increase of $285 from December 31, 2000. The increase in cash was the result of Nortel Networks Limited's debt offering of $1,500 of 6.125 percent notes completed on February 8, 2001, and an increase of approximately $1,400 in notes payable, nearly offset by cash requirements for operations, expenditures for plant and equipment, and increases in long-term receivables.

     Cash flows used in operating activities were $515 for the six months ended June 30, 2001. Cash flows used in operating activities resulted from a net loss of $3,038, adjusted for non-cash items, partially offset by cash from operating assets and liabilities. Cash from operating assets and liabilities was primarily the result of a decrease in accounts receivable and inventories, partially offset by a decrease in accounts payable and accrued liabilities. Cash flows used in operations were, in part, due to cash payments related to the implementation of the alignment plan.

     Cash flows used in investing activities were $1,250 for the six months ended June 30, 2001. The use of cash was primarily due to expenditures for plant and equipment, and a net increase in long-term receivables during the period. The expenditures of $854 for plant and equipment largely reflect the previously committed capacity expansion for the network infrastructure and photonics components segments and purchases related to general infrastructure. We are currently focusing expenditures for plant and equipment on the core areas of the business. The previously announced investment plan to expand optical components and systems production capacity and capability was discontinued during the second quarter of 2001 as a result of the current business environment. The net increase in long-term receivables during the period was approximately $409, primarily attributable to increased funding of customer financings.

     Cash flows generated from financing activities were $2,500 for the six months ended June 30, 2001. Cash flows primarily resulted from Nortel Networks Limited's debt offering of $1,500 of 6.125 percent notes completed on February 8, 2001, and net increases in notes payable of $1,421 primarily related to an increase in borrowings under our commercial paper program, partially offset by repayments of debt.

     On June 15, 2001, the Company announced that its Board of Directors decided to discontinue future common share dividends after payment on June 29, 2001 of the $0.01875 per common share dividend, which will improve our cash flow by approximately $60 per quarter.

Uses of liquidity

     Discontinued operations

     The remaining accruals of $1,266 related to certain future contractual obligations and estimated contingencies of the discontinued access solutions operations, and estimated operating losses during the planned period of disposition, are expected to be drawn down by cash payments, the impact of which will be partially offset to the extent of any cash inflows from the realization of the remaining assets related to discontinued operations, over the planned period of disposition. See "Discontinued operations" on page 10 in note 4 for additional details.

     Special charges

     The remaining cash outlays of $677 related to workforce reduction costs announced during the six months ended June 30, 2001 to reduce the number of employees from December 31, 2000 levels by approximately 20,000 employees, and contract settlement and lease costs are expected to be substantially completed by the fourth quarter of 2001. An additional cash charge will be recorded in the third quarter of 2001 as the previously announced workforce reduction initiative is completed and criteria for the recording of such charges are met. See "Special charges" on page 34 for additional details.

     Customer financing and related credit risk

     The competitive environment in which we operate has required in the past, and we expect may continue to require in the future, that we, and many of our principal competitors, provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for certain non-product and service costs associated with network installation and integration of our products and services, and financing for working capital purposes and equity financing. At June 30, 2001, we had entered into certain financing agreements of which the remaining future provision of unfunded customer financing was up to approximately $2,000.

     We expect to continue to hold certain current customer financing obligations for longer periods prior to any possible placement with third-party lenders, due to, among other factors, recent economic uncertainty in various countries, current capital market conditions, and reduced demand for telecommunications financings in capital and bank markets. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks, may require us to hold certain customer financing obligations over a longer term. There can be no assurance that we will be able to place any or all of our current, or future, customer financing obligations with third-party lenders on terms that we find acceptable.

     As well, recently certain of our customers, including competitive local exchange carriers, have filed for bankruptcy or have been experiencing financial difficulties. Should customers fail to meet their customer financing obligations to us, we could experience reduced cash flows and losses in excess of provisions. We review the levels of our customer financing provisions on a regular basis, and as a result of our review during the three months ended June 30, 2001 we increased our customer financing provisions to reflect the fact that customers may be unable to meet their repayment obligations to us in the future as a result of the current market conditions. In addition to being increasingly selective in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk, including performance milestones, other conditions of funding, and active customer financing portfolio reviews. Management is focused on the strategic use of our limited customer financing capacity, on revolving that capacity as quickly and efficiently as possible, and on managing the absolute dollar amount of our customer financing obligations. However, there can be no assurance that such measures will reduce or eliminate our exposure to customers' credit risk.

     As part of the selective use of our customer financing capacity, we may provide customer financing in the future for such customer requirements as turnkey construction of new networks, particularly 3G wireless operators. We anticipate that, due to current capital market conditions, we will be required to directly support a significantly greater amount of such financings compared to our past experience, in which we have traditionally been able to place a large amount of our customer financings with third-party lenders. We will continue to seek to arrange for third-party lenders to assume our customer financing obligations and to fund other customer financings from working capital and conventional sources of external financing in the normal course.

     Any unexpected developments in our customer financing arrangements could have a material adverse effect on our business, results of operations, and financial condition.

     Supply contracts, network outsourcing contracts, and turnkey arrangements

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

Sources of liquidity

     Subsequent to the February 8, 2001 offering of $1,500 of 6.125 percent notes by Nortel Networks Limited, we have remaining capacity to issue from time to time up to an aggregate of $1,000 of debt securities and warrants to purchase debt securities, pursuant to a shelf registration statement filed with the United States Securities and Exchange Commission.

     Additionally, Nortel Networks Limited has also filed in each of the provinces of Canada a short form prospectus under the Canadian shelf prospectus program qualifying it to issue up to $500 Canadian of debt securities and warrants to purchase debt securities. This program will expire on February 23, 2002.

     On April 12, 2000, we entered into new five-year syndicated credit agreements, which permit borrowings in an aggregate amount of up to $750. On April 11, 2001, we extended and increased our April 12, 2000, 364-day syndicated credit agreements to permit borrowings in an aggregate amount of up to $1,750 from $1,250, with a one-year term out option to convert outstanding amounts under the 364-day syndicated credit agreements into term loans on the termination date of the credit agreements. As a result, total borrowings permitted under these syndicated credit agreements is $2,500. We had not drawn on these syndicated credit agreements at June 30, 2001. The agreements continue to be used to support borrowings under our commercial paper program. At June 30, 2001, borrowings related to the commercial paper program were approximately $1,400. Refer to the discussion below regarding our debt ratings and also see "Forward-looking statements" on page 40 for factors which may affect our commercial paper. On June 14, 2001, we entered into new 364-day credit agreements to permit additional borrowings in an aggregate amount up to $2,000 with certain banks, with a one-year term out option to convert outstanding amounts under the credit agreements into term loans on the termination date of the credit agreements. We had not drawn on these credit agreements as at June 30, 2001. Our credit agreements contain customary covenants, events of default and conditions to drawdown, including satisfaction of a minimum level of consolidated tangible net worth. As of June 30, 2001, we were in compliance with such covenants and conditions. See "Forward-looking statements" on page 40 for factors which may affect our ability to comply with such covenants and conditions.

     The total debt to total capitalization ratio of the Company was twenty-nine percent at June 30, 2001, compared to six percent at December 31, 2000 and seven percent at June 30, 2000. The increase in the total debt to total capitalization ratio at June 30, 2001, compared to December 31, 2000, was due to the reduction in retained earnings as a result of the operating losses and the write-off of intangible assets, and the increase in total debt due to the issuance of $1,500 of 6.125 percent notes on February 8, 2001 and commercial paper borrowings, effected to meet our cash flow requirements.

     On July 3, 2001, Moody's Investors Service lowered the credit ratings on long term unsecured debt issued or guaranteed by Nortel Networks Limited from A2 to A3 and on preferred shares issued by Nortel Networks Limited from a3 to Baa1. Moody's also lowered the rating on commercial paper guaranteed by Nortel Networks Limited from Prime-1 to Prime-2. In addition, Moody's placed the long term ratings under review for possible further downgrade. On August 2, 2001, Moody's lowered the ratings on long term unsecured debt issued or guaranteed by Nortel Networks Limited from A3 to Baa1 and on preferred shares issued by Nortel Networks Limited from Baa2 to Baa3. Moody's rating for commercial paper guaranteed by Nortel Networks Limited remained at Prime-2. Moody's ratings outlook remains negative. On July 18, 2001, Standard & Poor's lowered the credit ratings on long term unsecured debt issued or guaranteed by Nortel Networks Limited from A to BBB and on the commercial paper issued or guaranteed by Nortel Networks Limited from A-1 to A-2. Standard & Poor's also assigned a global scale rating of BB+ and a Canadian national scale rating of P-3 (High) on preferred shares issued by Nortel Networks Limited. As at July 31, 2001, Standard & Poor's ratings remain on negative outlook. In their press releases, Moody's and Standard & Poor's stated that the lowered ratings reflect the considerable decline in purchasing of our products by service providers and uncertainties as to the duration and severity of the industry adjustment. Despite the lowered ratings, our ratings remain within investment grade levels. There can be no assurance that such credit ratings will not be lowered further or that such ratings agencies will not issue adverse commentaries, resulting in higher financing costs and reduced access to the capital markets.

     We believe that our current cash and cash equivalents, potential proceeds from the sale of non-core businesses and/or investments and additional unused sources of cash available to us as outlined above, and potential proceeds from other conventional sources of external financing (which may include a variety of debt and/or convertible debt financings) will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next 12 months. However, there can be no assurance that our cash requirements will not be greater than we currently expect. See "Forward-looking statements" on page 40 for factors which may affect our cash flows and debt levels.

LEGAL PROCEEDINGS

     Subsequent to the February 15, 2001 announcement in which the Company provided revised guidance for financial performance for the fiscal year and first quarter 2001, the Company and certain of its then current officers and directors have been named as defendants in more than twenty-five purported class action lawsuits. These lawsuits, which have been filed through June 26, 2001 in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario and Quebec in Canada on behalf of shareholders who acquired the Company's securities as early as October 24, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws. In addition, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation between January 18, 2001 and February 15, 2001, alleging violation of the same United States federal securities laws as the other lawsuits. This case arose after the acquisition on February 13, 2001 by the Company of JDS Uniphase Corporation's Zurich, Switzerland-based subsidiary, a designer and manufacturer of strategic 980 nanometer pump-laser chips, and related assets in Poughkeepsie, New York in exchange for common shares of the Company. On May 11, 2001, the Company filed motions to dismiss and/or stay in connection with the proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit.

     On February 12, 2001, Nortel Networks Inc., an indirect subsidiary of the Company, was served with a consolidated amended class action complaint that purported to add the Company as a defendant to a lawsuit commenced in July 2000 against Entrust, Inc. (formerly Entrust Technologies, Inc.) and three of its then current officers in the United States District Court of Texas, Marshall Division. The complaint alleges that Entrust, certain then current officers of Entrust, and the Company violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. The Company is alleged to be a controlling person of Entrust. On April 6, 2001, the Company filed a motion to dismiss the complaint against the Company. On July 31, 2001, the complaint was dismissed without prejudice. In order to bring another action, the plaintiffs must file an amended complaint meeting the standards set forth by the court in the July 31, 2001 opinion by August 30, 2001.

     On March 4, 1997, Bay Networks, Inc., a company acquired by Nortel Networks Limited on August 31, 1998, announced that some of its shareholders had filed two separate lawsuits against Bay Networks and ten of Bay Networks' current and former officers and directors. Both lawsuits sought damages on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of May 1, 1995 through October 14, 1996. Shareholders filed one lawsuit in the United States District Court for the Northern District of California and alleged violations of the federal securities laws. In September 1998, the California District Court dismissed the plaintiffs' complaint, granting leave for the plaintiffs to amend the complaint. In November 1998, the California District Court ordered a stay of the proceedings until the United States Court of Appeals for the Ninth Circuit rendered a decision regarding pleading standards in securities litigation in an unrelated case involving Silicon Graphics, Inc. After this decision was rendered on July 2, 1999 favourably to the defense, the plaintiffs filed a third amended complaint in December 1999, and the defendants filed a motion to dismiss on January 31, 2000. On August 17, 2000, the defendants' motion to dismiss the federal complaint was granted and judgment in favour of defendants was entered August 18, 2000. On September 8, 2000, the plaintiffs filed a notice of appeal of that order and judgment. Briefing in the Ninth Circuit has been completed and oral arguments were held on July 11, 2001. On August 1, 2001, the Ninth Circuit denied the plaintiffs' appeal. Plaintiffs filed the other lawsuit announced on March 4, 1997 in the California Superior Court, County of Santa Clara, alleging violations of the California Corporations Code. On April 18, 1997, a shareholder (represented by some of the same plaintiffs' law firms as in the cases discussed above) filed a second lawsuit in the California Superior Court, alleging violations of the federal securities laws and California Corporations Code by Bay Networks and nine of its current and former officers and directors. The second action before the California Superior Court sought damages on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. In April 1998, the California Superior Court granted the defendants' motion to consolidate the two state court actions and denied the plaintiffs' motion for class certification. The plaintiffs in the consolidated California actions appealed the order denying class certification. On January 19, 2000, the California Court of Appeals affirmed the order denying the class certification. The plaintiffs filed a petition for review with the California Supreme Court which was denied. In February, 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the consolidated California Superior Court actions; they seek to become the representatives of a class of shareholders alleged in their complaint in intervention. The motion for intervention was granted on June 8, 2001 and the new plaintiffs filed their complaint in intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On June 18, 2001, defendants removed the consolidated state court actions to the California District Court on the grounds that the class claims asserted by the complaint in intervention are barred by Securities Litigation Uniform Standards Act. The defendants have filed a motion to dismiss that complaint while the various plaintiffs have sought to have the case remanded to the California Superior Court. Defendants' motions to dismiss and plaintiffs' motions to remand are noticed for hearing on September 24, 2001.

     In connection with the January 28, 2000 acquisition of Qtera Corporation, currently an indirect subsidiary of the Company, Qtera and two of its employees were named as defendants in a lawsuit filed by Siemens ICN in the 15th Judicial Circuit for Palm Beach County, Florida. The lawsuit alleges various claims, including purported misappropriation of trade secrets. Discovery is underway and trial is scheduled for the first quarter of 2002.

     We are also a defendant in various other suits, claims, proceedings and investigations arising in the normal course of business.

     We cannot determine our total aggregate amount of monetary liability or the financial impact of the above matters. We do not therefore know whether these actions, suits, claims, proceedings and investigations, which seek damages of material or indeterminate amounts, will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. Unless we have otherwise noted, we and any of our named directors and officers and those of any of our subsidiaries intend to vigorously defend these actions, suits, claims, proceedings and investigations.

ENVIRONMENTAL MATTERS

     Nortel Networks, primarily as a result of its manufacturing operations, is subject to numerous environmental protection laws and regulations in various jurisdictions around the world, and is exposed to liabilities and compliance costs arising from its past and current generation, management and disposition of hazardous substances and wastes.

     Nortel Networks has remedial activities under way at six of its facilities and seven previously occupied sites. An estimate of Nortel Networks anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in the Company's environmental accruals in an approximate amount of $26.

     For a discussion of Environmental matters, see "Environmental matters" in note 22 to the Company's audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2000, restated for discontinued operations, and included in the Company's Current Report on Form 8-K, filed on August 8, 2001.

FORWARD-LOOKING STATEMENTS

     Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as "could," "expects," "may," "anticipates," "believes," "intends," "estimates," "plans," and similar expressions, are forward-looking statements. These address our business, results of operations, and financial condition, and include statements based on current expectations, estimates, forecasts, and projections about the operating environment, economies and markets in which we operate and our beliefs and assumptions regarding such operating environment, economies and markets. In addition, we or others on our behalf may make other written or oral statements which constitute forward-looking statements. This information and such statements are subject to important risks, uncertainties and assumptions, which are difficult to predict. The results or events predicted in these statements may differ materially from actual results or events. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors set forth below. Except as otherwise required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Restructuring and our alignment plan. In response to changes in industry and market conditions we are restructuring, and may continue to restructure, our activities to more strategically realign our resources. Our alignment plan is based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment which may not prove to be accurate. Our alignment plan has involved the implementation of a number of initiatives to streamline our business and focus our investments on delivering key next-generation solutions, including discontinuing our access solutions operations, writing off tangible and intangible assets, and otherwise exiting businesses. There can be no assurance that our alignment plan will be sufficient in light of current or future capital markets and telecommunications and networking industry conditions. As well, there can be no assurance that we will not be required to refine, expand or extend our alignment plan, or that we will return to profitability as a result of our alignment plan. In addition, there can be no assurance that the reductions in employee positions and disposition of assets associated with our alignment plan have not impaired our ability to realize our current or future business objectives.

     There can be no assurance that the costs actually incurred in connection with restructuring actions will not be higher than the estimated costs of such actions. Additional restructuring actions may include assessing whether we should consider disposing of or otherwise exiting additional businesses and reviewing the recoverability of remaining tangible and intangible assets. Any decision to further limit investment or to dispose of or otherwise exit additional businesses may result in the recording of additional accrued liabilities for one-time or other charges such as workforce reduction costs, asset write downs, and contractual settlements. Current and additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business, results of operations, and financial condition.

     Fluctuations in operating results, general industry, economic, and market conditions, and volatility. Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our future operating results may be affected by various trends and factors that must be managed in order to achieve favourable operating results. The inability to accurately forecast and manage these trends and factors could have a material adverse effect on our business, results of operations, and financial condition. Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

     - fixed costs and our ability to successfully complete programs on a timely basis to reduce our cost structure and streamline our operations;

     - our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses, and to dispose of or exit other non-core businesses;

     - inherent uncertainties underlying the estimates and assumptions used in calculating asset valuations, changes in accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets;

     - our ability to implement our alignment plan without negatively impacting our relationships with our customers;

     - fluctuations in our current cash flows and our estimates of future cash requirements;

     -    the impact of acquired businesses and technologies;

     -    increased price and product competition in the networking industry;

     - the introduction and market acceptance of new technologies and integrated networking solutions, as well as the adoption of new networking standards;

     - variations in sales channels, product costs and the mix of products sold;

     -    the size and timing of customer orders and shipments;

     -    correctly sizing inventory levels; and

     -    product development schedules, manufacturing capacity and lead times.

     In addition, there are trends and factors beyond our control which may affect our businesses. Such potential trends and factors include:

     - adverse changes in the public and private equity and debt markets and our ability as well as the ability of our customers and suppliers to obtain financing or to fund working capital and capital expenditures;

     - adverse changes in the credit ratings of our customers, suppliers, and ourselves;

     - adverse changes in the conditions in our industry and the specific markets for our products;

     -    the trend towards sales of integrated network solutions;

     - visibility to, and the actual size and timing of, capital expenditures by our customers;

     - inventory practices, including the timing of deployment, of our customers;

     - the amount of network capacity, sharing and/or acquisition of existing network capacity, and network capacity utilization rates, of our customers, and by our customers;

     - policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

     - conditions in the broader market for communications, including data networking, computerized information access equipment and services, and the domestic or global economy generally;

     - geographic mix of revenues, and the associated impact on gross margins;

     - governmental regulation or intervention affecting communications or data networking; and

     -    other factors.

     We cannot assure you that the slowdown in capital spending by service providers will not affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by service providers has created uncertainty as to market demand. As a consequence of these and the above factors, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. Any of the above factors could have a material adverse effect on our business, results of operations, and financial condition.

     General economic conditions, and specifically market conditions in the telecommunications and networking industry, in the United States and globally affect our business. Reduced capital spending and/or negative economic conditions in the United States, Europe, Asia, Latin America and/or other areas of the world could have a material adverse effect on our business, results of operations, and financial condition.

     Gross margins may be adversely affected by increased price competition, excess capacity, higher material or labour costs, warranty costs, obsolescence charges, loss of cost savings on future inventory purchases as a result of high inventory levels, introductions of new products, increased levels of customer services, changes in distribution channels, and changes in product and geographic mix. Lower than expected gross margins could have a material adverse effect on our business, results of operations, and financial condition.

     Senior management. Our President and Chief Executive Officer, John Roth, has announced his intention to retire in April 2002. If we are not able to replace Mr. Roth with an appropriate successor in a timely manner, or if we are not able to retain or replace other key members of senior management or for key positions generally, it could have a material adverse effect on our business, results of operations, and financial condition.

     Employees. Competition for technical personnel in the high-technology industry is intense, despite current economic conditions. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel in a timely manner, particularly in areas such as optical networking. A key to attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through such programs as stock option plans and employee investment plans, the value of which may be adversely affected by stock price volatility or negative stock price performance. We may also find it more difficult to attract or retain qualified employees due to our recent significant reductions in employee positions. In addition, if we have not properly sized our workforce, our ability to compete effectively may be adversely affected. There can be no assurance that we will be successful in attracting, retaining or recruiting qualified employees in the future and a failure to do so could have a material adverse effect on our business, results of operations, and financial condition.

     Cash flows, liquidity, debt levels, and debt ratings. Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as levels of sales, timing and size of capital expenditures, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations, and supplier terms and conditions. The inability to manage cash flow fluctuations resulting from such factors could have a material adverse effect on our business, results of operations, and financial condition.

     In order to finance our business we have incurred, or have entered into credit facilities allowing for drawdowns of, significant levels of debt compared to historical levels, and we may be required to secure additional sources of funding, including debt or convertible debt financing, in the future. A higher level of debt could have important consequences on the operation of our business, including the following:

     -    we may have difficulty borrowing money in the future;

     - we may need to use a larger portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

     - a high debt level would make us more vulnerable to economic downturns and adverse developments in our business; and

     - if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets, and/or forego business opportunities including acquisitions, research and development projects, or product design enhancements.

     Certain of our debt instruments are publicly rated by independent rating agencies. Our public debt ratings affect our ability to raise debt, including our access to the commercial paper market, and the cost of such debt. Any negative developments regarding our cash flows, public debt ratings and/or our incurring significant levels of debt could have a material adverse effect on our business, results of operations, and financial condition.

     Voice and data convergence. We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic. We also expect that use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet to have a significant impact on traditional voice networks, both wireline and wireless, and we believe that this will create market discontinuities, which will drive the convergence of data and telephony and give rise to the demand for Internet Protocol (or IP)-optimized networking solutions and third generation, or 3G, wireless networks. Many of our traditional customers have already begun to invest in data networking and/or in transitioning from voice to include data traffic. We cannot be sure what the rate of such convergence will be due to the dynamic and rapidly evolving nature of the communications business, the technology involved, and capital availability. Consequently, there is no assurance that the market discontinuities and the resulting demand for IP-optimized networking solutions or 3G wireless networks will continue to develop or any assurance as to the pace of that development. Certain events (including the availability of required new technologies and products or the evolution of other technologies) may occur which would affect the extent or timing of anticipated market demand or increase the demand for products based on other technologies and reduce the demand for IP-optimized networking solutions or 3G wireless networks. A lack of growth in the rate of data traffic, in the use of the Internet, or in demand for IP-optimized networking solutions or 3G wireless networks in the future could have a material adverse effect on our business, results of operations, and financial condition.

     Costs of the business, and related factors. We must implement our alignment plan in a timely manner to adjust the costs of our business to reflect current and expected future economic conditions, market demands and revenues, and to achieve future profitability. We must also manage what we believe to be the potentially higher growth areas of our business and the non-core areas of our business effectively in light of current and future market demands and trends. In addition, in order for us to take advantage of the anticipated growth in demand for IP-optimized networking solutions, we have made, and may continue to make, strategic acquisitions, involving significant risks and uncertainties. These risks and uncertainties include:

     - the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those needed to be successful in the industry;

     - the risk that future valuations of acquired businesses may vary materially from the market price we paid for such businesses;

     - the generation of insufficient revenues by acquired businesses to offset increased operating expenses associated with such businesses;

     - the potential difficulties in completing in-process research and development projects;

     - the difficulties in integrating new products, businesses and operations in an efficient and effective manner;

     - the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

     -    the potential loss of key employees of the acquired businesses;

     - the risk that acquired businesses may divert the attention of senior management from the operation of our business; and

     -    the risks of entering new markets in which we have limited experience.

     Our inability to successfully implement and/or refine our alignment plan on a timely basis, to operate and integrate significant acquired businesses, to manage the business effectively, or size our business appropriately could have a material adverse effect on our business, results of operations, and financial condition.

     Rapid technological change. The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of new products and upgrades and cost reductions of current products to address the operational speed, bandwidth, efficiency, and cost requirements of our customers, to comply with emerging industry standards and to operate with products of other suppliers, and to address emerging market trends as well as competing technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions and 3G wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Investments in such development may result in expenses growing at a faster rate than revenues. The success of new or enhanced products, including IP-optimized networking solutions and 3G wireless networks, depends on a number of other factors including the timely introduction of such products, market acceptance of new technologies and industry standards, competing product offerings, the pricing and marketing of such products, and the availability of funding for such networks. An unanticipated change in one or more of the technologies affecting telecommunications and data networking, or in market demand for products based on a specific technology, particularly lower than anticipated, or delays in, demand for IP-optimized networking solutions, particularly long-haul and metropolitan optical networking solutions, or 3G wireless networks, could have a material adverse effect on our business, results of operations, and financial condition if we fail to respond in a timely and effective manner to such changes.

     Competition. We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. Competition is heightened in periods of slow overall market growth. These factors could result in aggressive pricing practices and growing competition both from start-up companies and established competitors, and from well-capitalized computer systems and communications companies, which, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

     Our principal competitors are large telecommunications equipment suppliers, such as Alcatel, Lucent Technologies Inc., Siemens Aktiengesellschaft, and Telefonaktiebolagat LM Ericsson, and data networking companies, such as Cisco Systems, Inc. and Avaya Inc. Other principal competitors include providers of wireless networking equipment, such as Nokia Corporation and Motorola, Inc., and providers of optical networking equipment, including Fujitsu Limited and Marconi plc. Since some of the markets in which we compete are characterized by the potential for rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller niche market companies and start-up ventures are now and may become principal competitors in the future. We may also face competition from resales of used telecommunications equipment, including our own on occasion, by failed, downsized or consolidated high-technology enterprises and telecommunications service providers.

     One way to maximize market growth, enhance existing products and introduce new products is through acquisitions of companies, where advisable. These acquisitions or general market conditions may cause certain of our competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, creating even more powerful or aggressive competitors.

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

     International and emerging markets. We intend to continue to maintain our operations and expand in international and emerging markets. In many international markets, long-standing relationships between our potential customers and their local providers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international and emerging growth opportunities may require significant investments for an extended period before we realize returns on such investments, if any. Investments in international and emerging markets may result in expenses growing at a faster rate than revenues. Such projects and investments could be adversely affected by:

     - reversals or delays in the opening of foreign markets to new competitors;

     -    trade protection measures;

     -    exchange controls;

     -    currency fluctuations;

     -    investment policies;

     -    restrictions on repatriation of cash;

     -    nationalization of local industry;

     -    economic, social and political risks;

     -    taxation;

     -    interest rates; and

     -    other factors, depending on the country involved.

     Difficulties in foreign financial markets and economies, and difficulties experienced by foreign financial institutions, particularly in emerging markets, could adversely affect demand from customers in the affected countries. An inability to maintain or expand our business in international and emerging markets could have a material adverse effect on our business, results of operations, and financial condition.

     Foreign exchange. We continue to expand our business globally. Accordingly, an increasing proportion of our business may be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. Our primary currency exposures are to Canadian dollars, United Kingdom pounds and the Euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve. For instance, if we increase our presence in emerging markets, we may see an increase in our exposure to such emerging market currencies. These currencies may be affected by internal factors, and external developments in other countries, which can have an adverse impact on a country's currency. We will continue to monitor our exposure and we may hedge against these or any other emerging market currencies as we consider necessary.

     We try to minimize the impact of currency fluctuations through our ongoing commercial practices and by attempting to hedge our exposures to major currencies. In attempting to manage our foreign exchange risk, we identify operations and transactions that may have foreign exchange exposure based upon, among other factors, the excess or deficiency of foreign currency receipts over foreign currency expenditures in each of our significant foreign currencies. We continuously monitor all of our foreign currency exposures and, given our exposure to emerging markets, monitor the volatility in the foreign exchange markets. We cannot predict whether foreign exchange losses will be incurred in the future, and significant foreign exchange fluctuations may have a material adverse effect on our business, results of operations, and financial condition.

     Industry standards and intellectual property. Our industry is subject to uncertainty over adoption of industry standards and protection of intellectual property rights. Our success is dependent on our proprietary technology, which we rely on patents, copyrights, trademarks and trade secret laws to protect. While our business is global in nature, the level of protection of our proprietary technology provided by such laws varies by country. There can be no assurance that any of our issued patents will not be challenged, invalidated, or circumvented, or that any of our rights under issued patents will provide us with competitive advantages. There can be no assurance that patents will be issued from pending applications, or that claims in patents issued in the future will be sufficiently broad to protect our proprietary technology. As well, we or our subsidiaries may be subject to claims of intellectual property infringement or trade secret misappropriation, and there can be no assurance as to the outcome of any such claims or similar claims that may be asserted against our customers in connection with their use of our products. A failure by us to react to changing industry standards, lack of broadly-accepted industry standards, successful claims of intellectual property infringement or trade secret misappropriation against us or our customers, or a failure by us to protect our proprietary technology could have a material adverse effect on our business, results of operations, and financial condition.

     Rationalization and consolidation in telecommunications industry. The telecommunications industry has experienced the consolidation and rationalization of industry participants and we expect this trend to continue. There have been adverse changes in the public and private equity and debt markets for telecommunications industry participants which have affected their ability to obtain financing or to fund capital expenditures. Some operators have experienced financial difficulty and have, or may, file for bankruptcy protection or be acquired by other operators. Other operators may merge and we and one or more of our competitors may each supply products to the companies that have merged or will merge. This rationalization/consolidation could result in our dependence on a smaller number of customers, purchasing decision delays by the merged companies and/or our playing a lesser role in the supply of communications products to the merged companies. In addition, various telecommunications equipment suppliers may enter into business combinations, or may be acquired by or sell a substantial portion of their assets to another competitor, resulting in accelerated product development, increased financial strength, or a broader base of customers, creating even more powerful or aggressive competitors. We may also see rationalization among equipment suppliers. The business failure of operators, competitors or suppliers may cause uncertainty among investors and the telecommunications market generally. Industry consolidation and rationalization could have a material adverse effect on our business, results of operations, and financial condition.

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

     Stock price volatility. The Company's common shares have experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of our securities, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt or convertible debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect on the market price of the Company's common shares.

     Customer financing and customer credit risk. The competitive environment in which we operate has required in the past, and we expect may continue to require in the future, that we, and many of our principal competitors, provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for certain non-product and service costs associated with network installation and integration of our products and services, and financing for working capital purposes and equity financing.

     We expect to continue to hold certain current customer financing obligations for longer periods prior to any possible placement with third-party lenders, due to, among other factors, recent economic uncertainty in various countries, current capital market conditions, and reduced demand for telecommunications financings in capital and bank markets. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks, may require us to hold certain customer financing obligations over a longer term. There can be no assurance that we will be able to place any or all of our current, or future, customer financing obligations with third-party lenders on terms that we find acceptable.

     As well, recently certain of our customers, including competitive local exchange carriers, have filed for bankruptcy or have been experiencing financial difficulties. Should customers fail to meet their customer financing obligations to us, we could experience reduced cash flows and losses in excess of provisions. We review the levels of our customer financing provisions on a regular basis, and as a result of our review during the three months ended June 30, 2001 we increased our customer financing provisions to reflect the fact that customers may be unable to meet their repayment obligations to us in the future as a result of the current market conditions. In addition to being increasingly selective in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk, including performance milestones, other conditions of funding, and active customer financing portfolio reviews. Management is focused on the strategic use of our limited customer financing capacity, on revolving that capacity as quickly and efficiently as possible, and on managing the absolute dollar amount of our customer financing obligations. However, there can be no assurance that such measures will reduce or eliminate our exposure to customers' credit risk.

     As part of the selective use of our customer financing capacity, we may provide customer financing in the future for such customer requirements as turnkey construction of new networks, particularly 3G wireless operators. We anticipate that, due to current capital market conditions, we will be required to directly support a significantly greater amount of such financings compared to our past experience, in which we have traditionally been able to place a large amount of our customer financings with third-party lenders. We will continue to seek to arrange for third-party lenders to assume our customer financing obligations and to fund other customer financings from working capital and conventional sources of external financing in the normal course.

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

     Component supply, manufacturing capacity, and inventories. Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts from suppliers and internal manufacturing capacity. We work closely with our suppliers to meet increases in customer demand, when needed, and also manage our internal manufacturing capacity and inventory levels as required. However, there can be no assurance that we will not encounter component shortages in the future. In addition, our component suppliers may experience a consolidation in the industry, which may result in fewer sources of components. Also, inventory purchases and commitments are based upon future sales forecasts. If inventory levels are higher than required to meet actual sales levels, obsolescence charges and loss of cost savings on future inventory purchases may result, adversely affecting gross margins. A reduction or interruption in component supply, a significant increase in the price of one or more components, or excessive inventory levels could have a material adverse effect on our business, results of operations, and financial condition or our relationships with our customers.

     Strategic Alliances. We have entered into a number of strategic alliances with suppliers, developers, and members of our industry to facilitate product compatibility, encourage adoption of industry standards, or to bundle complementary product or service offerings to meet customer needs. In some cases, we compete in business areas with companies with which we also have strategic alliances. If a member of a strategic alliance fails to perform its obligations, or if the relationship fails to develop as expected, we could experience delays in product availability or impairment of our relationships with our customers. Negative developments with respect to, or terminations of, strategic alliances could have a material adverse effect on our business, results of operations, and financial condition.

     Litigation. We are currently a defendant in over twenty-five class action and other lawsuits as well as lawsuits in the normal course of our business. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

RECENT PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations", or SFAS 141 and SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142. SFAS 141 prohibits the use of the pooling-of-interests method and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach and, as a result, the amortization of goodwill will cease upon adoption of this Statement on January 1, 2002. However, goodwill and intangible assets with an indefinite life will not be amortized for any acquisitions completed after June 30, 2001.

     The adoption of SFAS 141 will not have an impact on the business, results of operations, or financial condition of Nortel Networks. We are currently evaluating the impact of the adoption of SFAS 142 and have not yet determined the effect of adoption on our business, results of operations, or financial condition.

     For a discussion of recent pronouncements, see "Recent pronouncements" on page 22 in note 15.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     For a discussion of our material legal proceedings, see "Legal proceedings" commencing on page 38 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     During the second quarter of 2001, the Company issued an aggregate of 130,670 common shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration under the United States Securities Act of 1933, as amended, pursuant to Regulation S. All funds received by the Company in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to the Company to round up fractional entitlements into whole shares. The Company keeps these nominal amounts and uses them for general corporate purposes.

                          Number of Common Shares Issued Without U.S.      Range of
                                  Registration Upon Exercise            Exercise Prices
     Date of Exercise       of Stock Options Under Nortel/BCE Plans        Canadian$
     ----------------       ---------------------------------------        ---------
         04/23/01                              7,421                      25.27-34.40
         04/26/01                             69,493                      41.15-58.38
         04/30/01                              1,426                         32.71
         05/31/01                             26,902                      41.15-58.38
         06/06/01                              8,481                         25.27
         06/12/01                             16,947                      16.25-25.27

     On October 19, 2000, the Company acquired Sonoma Systems and issued approximately 4.8 million common shares of the Company to the Sonoma Systems stockholders in exchange for all of the issued and outstanding shares of Sonoma Systems common stock and preferred stock. The Company also assumed all of the outstanding Sonoma Systems stock options and warrants and reserved an additional approximate 1.3 million common shares for issuance upon the exercise of these options and warrants. The Company placed 15 percent of the 4.8 million common shares issued on closing, and on an ongoing basis placed 15 percent of all additional common shares issued from time to time on the exercise of assumed stock options and warrants, into escrow in connection with Sonoma Systems' indemnification obligations. The merger also provided for the issuance of up to an additional $72 million in common shares of the Company to former Sonoma Systems security holders upon Sonoma Systems achieving certain business objectives. Effective June 20, 2001, the Company and the former Sonoma Systems security holders through representatives entered into an agreement whereby resolution of the indemnity and earnout obligations was reached resulting in the
(i) release of the total number of common shares held in escrow (approximately 757,000) and (ii) a maximum issuance of approximately 1.15 million common shares in settlement of the earnout obligations. The maximum total value of consideration paid and payable in connection with the acquisition of Sonoma Systems is approximately $522 million. All of the common shares that the Company has issued to the former Sonoma Systems security holders are deemed to be exempt from registration under the Securities Act of 1933, as amended.

This exemption relies on Section 3(a)(10) of the Securities Act, and is based on the Company's receipt of a permit dated October 13, 2000 under Section 25121 of the California Corporations Code.

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual and special meeting of shareholders of the Company (the "Meeting") was held on April 26, 2001. All nominees for director as listed in the Company's proxy circular and proxy statement dated March 13, 2001 were elected at the meeting. The proxies received by the Company for the Meeting were voted as follows on the resolution electing the directors:

     Directors                         Shares For              Shares Withheld
     ---------                         ----------              ---------------
     Honourable J.J. Blanchard       1,872,325,556               18,203,435
     R. E. Brown                     1,872,622,774               17,900,333
     C. J. Chandran                  1,870,424,332               20,066,916
     F. A. Dunn                      1,871,614,515               18,914,476
     L.Y. Fortier                    1,863,699,919               26,829,072
     R.A. Ingram                     1,872,462,799               18,059,692
     J.A. Roth                       1,868,684,886               21,798,091
     G. Saucier                      1,872,512,706               18,016,285
     S.H. Smith Jr.                  1,872,564,434               17,964,557
     L.R. Wilson                     1,872,604,831               17,917,532

     There were also 9,757 broker non-votes with respect to each nominee for director.

     The shareholders approved the reappointment of Deloitte & Touche LLP as independent auditors of the Company. Of the proxies received by the Company for the meeting of shareholders, 1,872,087,320 votes were cast in favor of the resolution and 13,572,542 votes were withheld. There were also 13,399 broker non-votes with respect to the reappointment of Deloitte & Touche LLP.

     The shareholders approved an ordinary resolution confirming the adoption of By-law No. 1 of the Company. Of the proxies received by the Company for the meeting of shareholders, 1,815,900,690 votes were cast in favor of the ordinary resolution and 63,719,359 votes were cast against. There were also 13,242 broker non-votes with respect to the approval of the ordinary resolution.

     The shareholders approved an ordinary resolution approving the adoption of the Alteon WebSystems, Inc. 1999 Employee Stock Purchase Plan. Of the proxies received by the Company for the meeting of shareholders, 1,757,447,571 votes were cast in favor of the ordinary resolution and 122,254,866 votes were cast against. There were also 45,369 broker non-votes with respect to the approval of the ordinary resolution.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     10.1 Agreement between a director of Nortel Networks Corporation and Nortel Networks Limited and the respective companies dated June 22, 2001 setting forth the arrangements with respect to serving as non-executive chairman of each of the board of directors of Nortel Networks Corporation and Nortel Networks Limited.

     10.2 364 Day Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as borrower, various banks, as lenders, Royal Bank of Canada and Toronto Dominion Bank, as co-syndication agents, and J.P. Morgan Canada, as administrative agent.

     10.3 364 Day Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, various banks as lenders, ABN AMRO Bank N.V., Bank of America N.A. and Citibank N.A., as co-syndication agents, and Morgan Guaranty Trust Company of New York, as administrative agent.

     10.4 Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as borrower, various banks, as lenders, Royal Bank of Canada and Toronto Dominion Bank, as co-syndication agents, and J.P. Morgan Canada, as administrative agent.

     10.5 Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, various banks, as lenders, ABN AMRO Bank N.V., Bank of America N.A. and Citibank N.A., as co-syndication agents, and Morgan Guaranty Trust Company of New York, as administrative agent.

     10.6 Amended and Restated Credit Agreement dated as of April 11, 2001, among Nortel Networks Limited and various banks (amending and restating 364 Day Credit Agreement dated April 12, 2000).

     10.7 Amended and Restated Credit Agreement dated as of April 11, 2001, among Nortel Networks Limited, Nortel Networks Inc. and various banks (amending and restating 364 Day Credit Agreement dated April 12, 2000).

     10.8 Credit Agreement dated as of June 14, 2001, as amended by Amendment No. 1 to the Credit Agreement dated as of July 31, 2001, among Nortel Networks Limited, as borrower, various banks, as lenders, Credit Suisse First Boston Canada, as syndication agent, and The Chase Manhattan Bank of Canada, as administrative agent.

     10.9 Credit Agreement dated as of June 14, 2001, as amended by Amendment No. 1 to the Credit Agreement dated as of July 31, 2001, among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, various banks, as lenders, Credit Suisse First Boston, as syndication agent, and The Chase Manhattan Bank, as administrative agent.

     18 Letter of Deloitte & Touche LLP dated August 8, 2001 relating to a change in the methodology of accounting for evaluating the impairment of enterprise level goodwill in accordance with APB 17 from the undiscounted cash flow method to the market value method.

b)   Reports on Form 8-K:

     The Company filed a Report on Form 8-K dated April 19, 2001 related to its financial results for the first quarter of 2001.

     The Company filed a Report on Form 8-K dated May 11, 2001 related to the announcement with respect to its chief operating officer of his resignation as an officer and director of the Company and Nortel Networks Limited.

     The Company filed a Report on Form 8-K dated June 15, 2001 related to its financial outlook for the second quarter of 2001 and certain charges related to its alignment plan, discontinuance of certain operations, and the obtaining of additional unsecured credit facilities and the discontinuance of future common share dividends.

     The Company filed a Report on Form 8-K dated July 23, 2001 related to its financial results for the second quarter of 2001.

                                   SIGNATURES






PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.






                           NORTEL NETWORKS CORPORATION
                                  (REGISTRANT)






     Chief Financial Officer                    Chief Accounting Officer







           "F.A. DUNN"                                "D.C. BEATTY"
---------------------------------           ---------------------------------
            F.A. DUNN                                  D.C. BEATTY
     Chief Financial Officer                           Controller




DATE:     AUGUST 8, 2001