Form 10-Q
period 2001-09-30
NORTEL NETWORKS CORP
filed 2001-11-06
CIK 72911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ___________ to ___________

Commission file number 001-07260

Nortel Networks Corporation
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

8200 Dixie Road, Suite 100 Brampton, Ontario, Canada (Address of principal executive offices)	L6T 5P6 (Zip Code)

Registrant’s telephone number including area code (905) 863-0000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes []           No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at September 30, 2001

3,198,595,637 without nominal or par value

PART 1 FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
Indenture dated as of August 15, 2001
Amendment effective as of July 26, 2001
Executive Retention and Termination Plan
Special Retention Plan Effective August 1, 2001
Loan Agreement dated as of August 15, 2001

PART I
FINANCIAL INFORMATION

		PAGE

ITEM 1	Consolidated Financial Statements (unaudited)	3

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	53

PART II
OTHER INFORMATION

ITEM 1	Legal Proceedings	54

ITEM 2	Changes in Securities and Use of Proceeds	54

ITEM 6	Exhibits and Reports on Form 8-K	55

Signatures		57

All dollar amounts in this document are in United States dollars unless otherwise stated.

Clarify, DMS, Nortel Networks, and Universal Edge are trademarks of Nortel Networks.

JungleMUX is a trademark of GE Industrial Systems Technology Management Inc.

PART I
FINANCIAL INFORMATION

ITEM 1	Consolidated Financial Statements (unaudited)

Contents of Consolidated Financial Statements

NORTEL NETWORKS CORPORATION
Consolidated Statements of Operations (unaudited)
(millions of U.S. dollars, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues	$3,694	$6,726	$14,055	$19,750

Cost of revenues	3,673	3,617	11,750	10,898

Gross profit	21	3,109	2,305	8,852

Selling, general and administrative expense (excluding stock option compensation)	1,919	1,309	4,902	3,847

Research and development expense	808	917	2,661	2,616

In-process research and development expense	–	22	15	1,012

Amortization of intangibles

Acquired technology	185	217	744	602

Goodwill	454	1,028	3,685	2,244

Stock option compensation	32	31	91	98

Special charges	1,024	–	14,949	195

Gain on sale of businesses	(45)	–	(45)	(174)

	(4,356)	(415)	(24,697)	(1,588)

Equity in net loss of associated companies	(6)	(16)	(138)	(22)

Other income (expense) — net	(318)	200	(268)	775

Interest expense

Long-term debt	(54)	(22)	(138)	(69)

Other	(23)	(17)	(82)	(49)

Loss from continuing operations before income taxes	(4,757)	(270)	(25,323)	(953)

Income tax recovery (provision)	1,289	(237)	2,842	(853)

Net loss from continuing operations	(3,468)	(507)	(22,481)	(1,806)

Net loss from discontinued operations (net of taxes)	–	(79)	(3,010)	(255)

Net loss before cumulative effect of accounting change	$(3,468)	$(586)	$(25,491)	$(2,061)

Cumulative effect of accounting change (net of tax of $9)	–	–	15	–

Net loss	$(3,468)	$(586)	$(25,476)	$(2,061)

Basic earnings (loss) per common share

– from continuing operations before accounting change	$(1.08)	$(0.17)	$(7.07)	$(0.62)

– from discontinued operations	–	(0.03)	(0.94)	(0.09)

– from cumulative effect of accounting change	–	–	–	–

Basic loss per common share	$(1.08)	$(0.20)	$(8.01)	$(0.71)

Diluted earnings (loss) per common share

– from continuing operations before accounting change	$(1.08)	$(0.17)	$(7.07)	$(0.62)

– from discontinued operations	–	(0.03)	(0.94)	(0.09)

– from cumulative effect of accounting change	–	–	–	–

Diluted loss per common share	$(1.08)	$(0.20)	$(8.01)	$(0.71)

Dividends declared per common share	$–	$0.01875	$0.03750	$0.05625

See notes to unaudited consolidated financial statements.

NORTEL NETWORKS CORPORATION
Consolidated Balance Sheets (unaudited)
(millions of U.S. dollars)

	September 30,	December 31,
	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$3,355	$1,644

Accounts receivable (less provisions of — $684 at September 30, 2001; $363 at December 31, 2000)	3,859	7,275

Inventories	1,991	3,827

Income taxes recoverable	667	–

Deferred income taxes — net	1,286	644

Other current assets	997	1,618

Current assets of discontinued operations	1,284	1,522

Total current assets	13,439	16,530

Long-term receivables (less provisions of — $968 at September 30, 2001; $383 at December 31, 2000)	549	1,117

Investments at cost and associated companies at equity	237	773

Plant and equipment — net	2,804	3,357

Intangible assets — net	4,023	17,958

Deferred income taxes — net	1,512	283

Other assets	865	556

Long-term assets of discontinued operations	412	1,606

Total assets	$23,841	$42,180

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$647	$315

Trade and other accounts payable	1,923	3,005

Payroll and benefit-related liabilities	823	916

Other accrued liabilities	5,586	3,885

Income taxes payable	–	306

Long-term debt due within one year	39	445

Current liabilities of discontinued operations	1,257	186

Total current liabilities	10,275	9,058

Deferred income	120	93

Long-term debt	4,437	1,178

Deferred income taxes — net	626	874

Other liabilities	1,099	1,024

Minority interest in subsidiary companies	610	770

Long-term liabilities of discontinued operations	12	74

	17,179	13,071

Contingencies (note 18)

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 3,209,016,631 at September 30, 2001 and 3,095,772,260 at December 31, 2000	32,801	29,141

Additional paid-in capital	3,372	3,636

Deferred stock option compensation	(260)	(413)

Deficit	(28,325)	(2,726)

Accumulated other comprehensive loss	(926)	(529)

Total shareholders’ equity	6,662	29,109

Total liabilities and shareholders’ equity	$23,841	$42,180

See notes to unaudited consolidated financial statements.

NORTEL NETWORKS CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(millions of U.S. dollars)

	Nine months ended
	September 30,
	2001	2000

Cash flows from (used in) operating activities

Net loss from continuing operations	$(22,481)	$(1,806)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	4,977	3,330

In-process research and development expense	15	1,012

Non-cash portion of special charges and related asset write downs	13,334	133

Equity in net loss of associated companies	138	22

Stock option compensation	91	98

Tax benefit from stock options	105	408

Deferred income taxes	(2,153)	(6)

Other liabilities	62	100

Gain on sale of investments and businesses	(71)	(756)

Other — net	204	(172)

Change in operating assets and liabilities:

Accounts receivable	4,435	(132)

Inventories	1,738	(948)

Income taxes	(973)	(187)

Accounts payable and accrued liabilities	645	(752)

Other operating assets and liabilities	359	(800)

Net cash from (used in) operating activities of continuing operations	425	(456)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(1,113)	(1,160)

Proceeds on disposals of plant and equipment	151	33

Increase in long-term receivables	(677)	(588)

Decrease in long-term receivables	192	908

Acquisitions of investments and businesses — net of cash acquired	(87)	(249)

Proceeds on sale of investments and businesses	232	1,692

Net cash from (used in) investing activities of continuing operations	(1,302)	636

Cash flows from (used in) financing activities

Dividends on common shares	(123)	(165)

Increase in notes payable — net	355	58

Proceeds from long-term debt	3,278	50

Repayments of long-term debt	(463)	(62)

Increase (decrease) in capital leases payable	(21)	8

Issuance of common shares	136	409

Net cash from financing activities of continuing operations	3,162	298

Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(35)

Net cash from continuing operations	2,280	443

Net cash used in discontinued operations	(569)	(838)

Net increase (decrease) in cash and cash equivalents	1,711	(395)

Cash and cash equivalents at beginning of period — net	1,644	2,153

Cash and cash equivalents at end of period — net	$3,355	$1,758

See notes to unaudited consolidated financial statements.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited)
(millions of U.S. dollars, unless otherwise stated)

1.	Nortel Networks Corporation

Effective May 1, 2000, a newly formed Canadian corporation (“New Nortel”; also referred to herein as the “Company”) and the corporation previously known as Nortel Networks Corporation (“Old Nortel”) participated in a Canadian court-approved plan of arrangement (the “Arrangement”) with BCE Inc. (“BCE”). As a result of the Arrangement: Old Nortel and its subsidiaries became direct and indirect subsidiaries, respectively, of New Nortel; New Nortel assumed the name “Nortel Networks Corporation”; New Nortel’s common shares began to trade publicly on the New York and Toronto stock exchanges under the symbol “NT”; Old Nortel was renamed “Nortel Networks Limited”; and 100 percent of Old Nortel’s common shares were acquired by New Nortel and ceased to be publicly traded. All of the business and operations conducted by Old Nortel and its subsidiaries immediately prior to the effective date of the Arrangement continued to be conducted by Old Nortel and its subsidiaries as subsidiaries of New Nortel immediately after the Arrangement.

The accompanying unaudited Consolidated Financial Statements and notes thereto relate to the operations of the Company and its subsidiary companies (collectively, “Nortel Networks”).

2.	Basis of presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. Accordingly, they do not include all information and notes as required by United States generally accepted accounting principles (“GAAP”) in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the accompanying unaudited Consolidated Financial Statements are as those described in the Company’s audited Consolidated Financial Statements and notes thereto prepared in accordance with GAAP for the three years ended December 31, 2000, restated for discontinued operations, and included in the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2001 (the “2001 Form 8-K”), except as described in note 3. Although the Company is headquartered in Canada, the accompanying unaudited Consolidated Financial Statements are expressed in United States dollars as the greater part of the Company’s financial results and net assets are denominated in United States dollars.

In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments are of a normal recurring nature. The financial results for the three months and nine months ended September 30, 2001, are not necessarily indicative of financial results for the full year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, the 2001 Form 8-K, and the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2001, which includes Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000, restated for discontinued operations.

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as long-term contracts, allowance for uncollectible accounts receivable, inventory obsolescence, product warranty, amortization, asset valuations, employee benefits, taxes, restructuring and other provisions, in-process research and development, and contingencies.

Except as noted below, Old Nortel’s comparative consolidated interim and annual financial statements, and its financial results for the period January 1, 2000 to May 1, 2000, represent the financial position, results of operations and cash flows of New Nortel as if Old Nortel and New Nortel had historically been the same entity.

The preferred shares and debt securities of Old Nortel outstanding immediately prior to the Arrangement remained outstanding and continued to be obligations of Old Nortel immediately after the Arrangement. As a result, certain of New Nortel’s consolidated financial statement items, including comparative figures, have been reclassified to reflect the impact of the Arrangement on New Nortel and the ongoing equity interest of the Old Nortel preferred shareholders. The impact of the Arrangement on the consolidated balance sheets of New Nortel was the reclassification of the then outstanding Class A Series 4, 5 and 7 preferred shares of Old Nortel from shareholders’ equity to minority interest in subsidiary companies. The impact of the Arrangement on the consolidated statements of operations of New Nortel was the reclassification of the dividends on preferred shares to other income (expense) — net to reflect the dividend distribution on the then outstanding preferred shares to the Old Nortel preferred shareholders.

3.	Accounting changes

(a)	Impairment of intangible assets and other long-lived assets

When events and circumstances warrant a review, the Company evaluates the carrying values of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” (“SFAS 121”) and evaluates the carrying value of enterprise level intangible assets in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets” (“APB 17”). An impairment review is performed whenever events or circumstances indicate that the carrying value may not be recoverable. Certain factors that the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value.

The carrying values of long-lived assets, certain identifiable intangibles, and goodwill related to those assets are considered impaired when the anticipated undiscounted cash flow from such assets is less than their carrying values. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced by the cost to dispose of such assets.

During the three months ended June 30, 2001, the Company changed its method of evaluating impairment of enterprise level goodwill in accordance with APB 17. The Company changed from the undiscounted cash flows method to the market value method. Under the market value method the Company’s net book value is compared to the value indicated by the market price of the Company’s equity securities; if net book value exceeds market capitalization, the excess carrying amount of goodwill is written off. The Company believes that the market value method is preferable since it provides a more realistic valuation than the undiscounted cash flow method. This change has had no effect on the business, results of operations, and financial condition of Nortel Networks.

(b)	Derivative financial instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133” (“SFAS 138”). SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss). If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) (“OCI”) and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net earnings (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship, changes in the fair value of the derivative are recognized in net earnings (loss).

The adoption of SFAS 133 resulted in a cumulative decrease to net loss of $15 (pre-tax $24) and a charge to OCI of $7 (pre-tax $11). The decrease in net loss is primarily attributable to embedded derivatives. The charge to OCI is primarily attributable to the effective portion of option and forward contracts related to the Canadian dollar hedge program that are designated as cash flow hedges.

Nortel Networks net earnings (loss) and cash flows may be negatively impacted by fluctuating interest rates, foreign exchange rates, and equity prices. To effectively manage these market risks, Nortel Networks enters into foreign currency forwards, foreign currency swaps, foreign currency option contracts, interest rate swaps, and equity forward contracts.

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

For option contracts designated as fair value hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no material impact on the net loss for the three months and nine months ended September 30, 2001. No material fair value hedges or cash flow hedges were derecognized or discontinued for the three months and nine months ended September 30, 2001.

Selling, general and administrative expenses for the three months and nine months ended September 30, 2001 included net losses of $70 and $24, respectively. Revenues for the three months and nine months ended September 30, 2001, included net losses of $37 and $20, respectively. The net losses included in selling, general and administrative expenses and revenues are primarily related to changes in the fair value of derivative instruments not designated as hedging instruments.

Derivative gains and losses included in OCI are reclassified into earnings (loss) at the time the underlying transaction is recognized. During the three months and nine months ended September 30, 2001, $6 and $11, respectively, of net derivative losses were reclassified to selling, general and administrative expense. Nortel Networks estimates that $19 of net derivative losses included in OCI will be reclassified into earnings (loss) within the next twelve months.

4.	Discontinued operations

On June 14, 2001, the Company’s Board of Directors approved a plan to discontinue Nortel Networks access solutions operations consisting of all of Nortel Networks narrowband and broadband solutions, including copper, cable, and fixed wireless solutions, as well as Nortel Networks then current consolidated membership interest in Arris Interactive LLC (“Arris”) and equity investment in Elastic Networks Inc. Also affected by the decision were Nortel Networks prior acquisitions of Sonoma Systems (“Sonoma”), Promatory Communications, Inc. (“Promatory”), Aptis Communications, Inc., and Broadband Networks Inc. Nortel Networks is currently working to dispose of or transition the ownership of certain operations. Any operations not disposed of or so transitioned are expected to be closed. Nortel Networks expects to complete this plan by June 2002.

Pursuant to APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” (“APB 30”) the accompanying unaudited Consolidated Financial Statements and notes thereto of the Company have been restated to reflect the decision to discontinue Nortel Networks access solutions operations for all comparative periods presented. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Nortel Networks access solutions operations have been segregated in the accompanying unaudited Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows, and are reported as “discontinued operations”.

The results of discontinued operations, presented in the accompanying unaudited Consolidated Statements of Operations, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues	$151	$588	$864	$1,707

Loss from discontinued operations (net of taxes) (a)	–	$(79)	$(442)	$(255)

Loss on disposal of operations (net of tax) (b)	–	–	(2,568)	–

Net loss from discontinued operations	$–	$(79)	$(3,010)	$(255)

(a)	Loss from discontinued operations was net of an applicable income tax recovery of $12 for the three months ended September 30, 2000, and income tax recoveries of $119 and $46 for the nine months ended September 30, 2001 and 2000, respectively.

(b)	Loss on disposal of operations was net of an applicable income tax recovery of $604 for the nine months ended September 30, 2001.

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

At September 30, 2001, the remaining accruals of $1,161 related to the above noted future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition were included in current liabilities of discontinued operations. The remaining accruals are expected to be drawn down by cash payments over the planned period of disposition.

On August 24, 2001, Nortel Networks completed a transaction with Zhone Technologies, Inc. to sell Nortel Networks Access Node ABM and CDS product shelves and the Universal Edge 9000 digital loop carrier shelf and remote access shelf products.

On August 3, 2001, the Company announced the completion of the previously announced transfer of Nortel Networks ownership interest in Arris to Arris Group, Inc. (“Arris Group”), ANTEC Corporation’s new parent company and as a result at September 30, 2001, Nortel Networks owned a 49.2 percent non-controlling interest in Arris Group, compared to the previous 81.25 percent controlling interest in Arris.

On July 25, 2001, Nortel Networks completed a transaction with GE Industrial Systems Technology Management Inc., a division of the General Electric Company, to sell Nortel Networks Lentronics JungleMUX SONET multiplexer and TN-1U SDH multiplexer products.

The assets and liabilities of discontinued operations, presented in the accompanying unaudited Consolidated Balance Sheets, were as follows as at:

	September 30,	December 31,
	2001	2000

Accounts receivable — net	$162	$923

Inventories	192	509

Other current assets	930	90

Total current assets of discontinued operations	1,284	1,522

Intangibles — net	20	1,008

Other long-term assets	392	598

Total assets of discontinued operations	$1,696	$3,128

Current liabilities	$1,257	$186

Long-term liabilities	12	74

Total liabilities of discontinued operations	$1,269	$260

The net cash used in discontinued operations for the nine months ended September 30, 2001 and 2000, presented in the accompanying unaudited Consolidated Statements of Cash Flows, was as follows:

	2001	2000

Cash flows from (used in) discontinued operations

Operating activities	$(589)	$(568)

Investing activities	20	(270)

Net cash used in discontinued operations	$(569)	$(838)

5.	Segmented information

General description

Nortel Networks customers, markets, and solutions continue to evolve. As a result, the specific customer groups identified within our previous Service Provider and Carrier segment and Enterprise segment have now merged or become uniform. In response to this change, Nortel Networks changed the way it manages its business to reflect a focus on providing seamless networking solutions and service capabilities to its customers. Consequently, financial information by segment and customer solution has been restated and reported on a new basis commencing in the three month period ended March 31, 2001.

Nortel Networks operations include two reportable operating segments: the Network Infrastructure segment (“Network Infrastructure”); and the Photonics Components segment (“Photonics Components”). Network Infrastructure consists of all networking solutions and includes optical inter-city transmission products, metropolitan optical transmission products, core Internet Protocol networking solutions (including packet and circuit switching), eBusiness and service solutions, and applications solutions and services for wireless networks. These networking solutions are used by service provider, carrier, and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, global carriers, wireless network providers, Internet service providers, application service providers, resellers, public utilities, cable television companies, large enterprises and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations. Photonics Components consists of the optical and electronic component design and manufacturing operations for incorporation into Nortel Networks own products and for sale to other networking systems manufacturers and includes active and passive optical components, lasers and filters, transmitters and receivers, modules and subsystems, pump-laser chips, and microelectronics devices.

“Other” represents operating segments and business activities which include certain customer premises-based voice and data networking solutions, global professional services, and civil works and original equipment manufacturer offerings. None of these operating segments or business activities meet the criteria to be disclosed as reportable segments.

As described in note 4, Nortel Networks has reclassified the results of operations of its access solutions operations as discontinued operations. These operations were previously included as a separate operating segment within Other. The segment data included below excludes amounts related to the operations of the access solutions operating segment.

The Company’s President and Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The CEO relies on the information derived directly from Nortel Networks management reporting system which provides revenue and gross profit information by segment. The CEO reviews selling, general and administrative expense, research and development expense, and the costs associated with acquisitions on a total Nortel Networks basis. Therefore, Nortel Networks does not allocate these costs to the segments as the CEO does not use this information to either assess the performance of or allocate resources to the segments. In addition, the CEO does not review asset information on a segmented basis. Intersegment sales are based on fair market values. All intersegment profit, including any unrealized profit on ending inventories, is eliminated on consolidation. The accounting policies of the segments are the same as those described in note 2 of the 2001 Form 8-K.

Segments

The following tables set forth information by segments:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues

Network Infrastructure	$2,802	$5,360	$10,917	$15,849

Photonics Components	45	674	477	1,611

Other	864	1,224	2,951	3,575

Intersegment sales elimination	(17)	(532)	(290)	(1,285)

Total	$3,694	$6,726	$14,055	$19,750

Gross profit
Network Infrastructure	$(82)	$2,576	$1,894	$7,237

Photonics Components	(95)	280	(205)	612

Other	201	281	629	1,041

Intersegment inventory unrealized profit elimination - net	(3)	(28)	(13)	(38)

Total	$21	$3,109	$2,305	$8,852

Gross margin
Network Infrastructure	(2.9)%	48.1%	17.3%	45.7%

Photonics Components	(211.1)%	41.5%	(43.0)%	38.0%

Other	23.3%	23.0%	21.3%	29.1%

Nortel Networks	0.6%	46.2%	16.4%	44.8%

Customer solutions revenues

The following table sets forth external revenues by customer solutions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Optical inter-city	$350	$1,577	$1,635	$4,800

Local internet	1,198	2,413	5,041	7,349

Wireless internet	1,254	1,370	4,241	3,700

Other (a)	892	1,366	3,138	3,901

Total	$3,694	$6,726	$14,055	$19,750

(a)	Other includes the external customer solutions revenues of the Photonics Components segment of $28 and $142 for the three months ended September 30, 2001 and 2000, respectively, and $187 and $326 for the nine months ended September 30, 2001 and 2000, respectively.

Geographic information

The following table sets forth external revenues by geographic regions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

External revenues (a)

United States	$1,761	$3,826	$6,850	$11,994

Canada	183	389	699	1,030

Other countries	1,750	2,511	6,506	6,726

Total	$3,694	$6,726	$14,055	$19,750

(a)	Revenues are attributable to geographic regions based on the location of the customer.

The following table sets forth long-lived assets by geographic regions as at:

	September 30,	December 31,
	2001	2000

Long-lived assets (a)

United States	$4,521	$18,320

Canada	1,402	1,641

Other countries	904	1,354

Total	$6,827	$21,315

(a)	Represents plant and equipment — net and intangible assets — net that are identified with each geographic region.

6.	Acquisitions

The following table sets out certain information as at September 30, 2001 related to the acquisition completed by the Company during the nine months ended September 30, 2001. The acquisition was accounted for using the purchase method. The accompanying unaudited Consolidated Financial Statements include the operating results of the business from the date of acquisition.

Acquired
Closing Date	Purchase	Goodwill	Technology	IPR&D	Net Tangible
& Acquisition	Price	(----------amortization period----------)			Liabilities

February 13

980 NPLC Business (i)	$2,818	$2,417	$407	$15	$(16)

		(4 years)	(3 years)

Form of initial consideration and other

(i)	JDS Uniphase Corporation’s Zurich, Switzerland-based subsidiary, as well as related assets in Poughkeepsie, New York (the “980 NPLC Business”), was a designer and manufacturer of strategic 980 nanometer pump-laser chips. In connection with the acquisition, the Company issued approximately 65.7 million common shares. The purchase price included $500 of deferred consideration which is payable after December 31, 2003 in common shares of the Company. The actual number of common shares to be transferred to satisfy the $500 of deferred consideration will be between 10.9 million and 16.4 million depending on the

Company’s common share price at that date. The minimum number of common shares are considered issued and outstanding for financial reporting purposes. The calculated number of common shares to be transferred is subject to reduction to the extent that Nortel Networks meets certain purchase commitments from JDS Uniphase Corporation by that date.

As described in note 7, the amount of goodwill and acquired technology associated with the 980 NPLC Business was written down in the three months ended June 30, 2001.

Contingent consideration

In certain acquisition transactions, Nortel Networks has agreed to additional purchase consideration to be paid upon the achievement of specific objectives by the acquired business. The maximum contingent consideration was fixed as at the date of acquisition.

As at September 30, 2001, the remaining $208 of contingent consideration available to the former shareholders and option holders of CoreTek, Inc. (“CoreTek”) was earned upon the achievement of business performance objectives during the six months ended June 30, 2001. Approximately $104 was earned in each of the three month periods ended March 31, 2001 and June 30, 2001, respectively.

The business performance objectives relating to the remaining $200 of contingent consideration available to the former shareholders, option holders and warrant holders of Qtera Corporation (“Qtera”) were not achieved in the six months ended June 30, 2001, and as a result such remaining contingent consideration was not paid.

In-process research and development

A brief description of the in-process research and development (“IPR&D”) projects in process during the three months ended September 30, 2001, including an estimated percentage-of-completion of products within each project at their respective acquisition dates, is set forth in the table below:

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

2000

CoreTek	Gain Tilt Monitor ("GTM")	81%	$1.6	23%

	The GTM is a low-end wavelength monitor solution that provides a measure of relative power accuracy per channel in Dense Wavelength Division Multiplexing systems. The GTM was specifically designed to be used in every long-haul line amplifier. The project was completed in the second quarter of 2001. Nortel Networks revised its original estimates and now expects that the project will begin contributing to consolidated revenues in the fourth quarter of 2001.

		Estimated	Expected
Year &		Percentage	Cost to	Discount
Acquisition	IPR&D Project	Complete	Complete	Rate

	Optical Performance Monitor ("OPM")	75%	$2.4	23%

	The OPM is a high-end wavelength monitor. The OPM is designed to meet specifications provided by certain key telecommunication service providers. The project was completed in the second quarter of 2001. Nortel Networks revised its original estimates and now expects that the project will begin contributing to consolidated revenues by the second half of 2002.

	Laser Locker Card ("LLC")	65%	$4.2	23%

	The LLC is a tunable laser configuration with an optical feedback loop for wavelength locking. The LLC uses a differential etalon approach that outputs a comparative signal into a closed feedback loop for tuning and locking the laser. The project is expected to be completed and to begin contributing to consolidated revenues by the end of the fourth quarter of 2001.

Xros, Inc.
(“Xros”)	X-1000	65%	$8.8	22%

	The X-1000 is an all-optical cross-connect system for fiber-optic networks. Nortel Networks revised its original estimates and now expects that the project will be completed and will begin contributing to consolidated revenues in the second quarter of 2002.

In order for Nortel Networks to succeed in the highly competitive and rapidly changing marketplace in which it operates, acquired assets must be integrated quickly into its customer solutions as enhancements of existing technology or as part of a larger platform. It is Nortel Networks normal practice to begin the integration of acquired businesses (including management responsibilities, financial reporting, and human resources) immediately following the closing of the transaction. As such, Nortel Networks does not specifically track revenues generated from completed IPR&D projects of acquired businesses subsequent to the closing and integration of acquisitions. While Nortel Networks believes that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on the business, results of operations, and financial condition of Nortel Networks.

7.	Special charges

Special charges were as follows:

							Provision
	Three months ended				Cumulative drawdowns		balance as at
	March 31,	June 30,	September 30,				September 30,
	2001	2001	2001	Total	Cash	Non-cash	2001

Restructuring activities:

Workforce reduction	$247	$427	$291	$965	$630	$(14)	$349

Contract settlement and lease costs	20	302	278	600	45	–	555

Plant and equipment write downs	–	415	447	862	–	862	–

Intangible asset write-off	64	–	–	64	–	64	–

Other	24	4	8	36	1	–	35

	355	1,148	1,024	2,527	676	912	939

Intangible assets write down	–	12,422	–	12,422	–	12,422	–

Special charges	$355	$13,570	$1,024	$14,949	$676	$13,334	$939

In light of the continued significant downturn in both the industry and economic environment, and capital market trends impacting both Nortel Networks current operations and expected future growth rates, Nortel Networks has continually augmented its work plan during 2001 to optimize results and drive efficiencies in its business by further streamlining operations and activities that are not aligned with its core markets and leadership strategies.

In addition, as part of its review of financial results during both the three months ended June 30, 2001 and the three months ended September 30, 2001, Nortel Networks performed separate assessments of the carrying values of its intangible assets based on the respective intangible asset balances outstanding in each period. The carrying value of the intangible assets used for the assessment during the three months ended September 30, 2001 reflected the $12,422 write down recorded for the three months ended June 30, 2001 as well as the ongoing amortization expense incurred on the remaining intangible assets during the three months ended September 30, 2001. The conclusion of the assessment performed during the three months ended September 30, 2001 was that no additional write down of intangible assets was required. A significant portion of the remaining carrying value of the goodwill represents enterprise level goodwill. There has been no impairment in enterprise level goodwill during either the three months ended June 30, 2001 or the three months ended September 30, 2001.

Restructuring activities

For the three months and nine months ended September 30, 2001, Nortel Networks recorded restructuring charges of $1,024 and $2,527, respectively.

Workforce reduction charges of $291 and $965 for the three months and nine months ended September 30, 2001, respectively, were related to the cost of severance and benefits associated with approximately 7,600 and 27,800 employees notified of termination, respectively. Of the 27,800 employees notified by September 30, 2001, approximately 10,800 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks solutions, and approximately 17,000 were indirect sales, marketing, and administrative employees, and manufacturing managers. Included in the current period charge of $291 is approximately $27 related to the approximately 20,200 employees notified during the six months ended June 30, 2001. The workforce reduction was primarily in North America and the United Kingdom and extended across all of Nortel Networks operating segments. As at September 30, 2001, the workforce reduction provision balance has been drawn down by cash payments of $630, offset by $14 of non-cash curtailment income related to both pension and other post-retirement benefits, resulting in an ending provision balance of $349. The remaining provision is expected to be substantially drawn down by the end of the second quarter of 2002.

In conjunction with the above noted workforce reduction, Nortel Networks identified a number of leased facilities comprised of office and warehouse and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, Nortel Networks recorded net lease costs of approximately $254 and $510 for the three months and nine months ended September 30, 2001, respectively. The costs primarily related to Nortel Networks future contractual obligations under operating leases. Partially offsetting the total lease charge is approximately $561 in expected sublease revenue on leases that Nortel Networks cannot terminate. Contract settlement costs included negotiated settlements of approximately $24 and $90 for the three months and nine months ended September 30, 2001, respectively, to either cancel contracts or renegotiate existing contracts within Network Infrastructure and Other. As at September 30, 2001, the provision balance has been drawn down by cash payments of $45 resulting in an ending provision balance of $555. The remaining provision is expected to be substantially drawn down by the end of the fourth quarter of 2002.

Plant and equipment write downs of $244 and $429 for the three months and nine months ended September 30, 2001, respectively, consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased facilities.

As a result of the significant negative industry and economic trends impacting both Nortel Networks current operations and expected future growth rates, Nortel Networks has performed assessments of certain plant and equipment assets as part of its review of financial results during both the three months ended June 30, 2001 and September 30, 2001. The conclusion of these assessments resulted in a write down of certain plant and equipment within global operations, a function that supports all of Nortel Networks segments, and Photonics Components for the three months and nine months ended September 30, 2001, of $203 and $433, respectively.

Within global operations, it was determined that there was excess test equipment at a number of system houses that would no longer be required as a result of the current industry and economic environment. As a result, Nortel Networks recorded a charge of approximately $24 and $82 for the three months and nine months ended September 30, 2001, respectively, to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment by the end of the first quarter of 2002.

Within Photonics Components, it was determined that there was excess manufacturing equipment at a number of facilities that would no longer be required as a result of the current industry and economic environment. As a result, Nortel Networks recorded a charge of approximately $179 and $260 for the three months and nine months ended September 30, 2001, respectively, to write down the value of this equipment to its net realizable value based on the current fair market value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment by the end of the first quarter of 2002. Also, during the nine months ended September 30, 2001, Nortel Networks wrote down the net carrying value of a specialized manufacturing facility within Photonics Components for the production of optical components within North America. The write down of approximately $91 reflects the net realizable value based on market assessments for a general purpose facility.

The intangible asset write-off of $64 for the nine months ended September 30, 2001, is related to the remaining net book value of goodwill recorded on the prior acquisition of MICOM Communications Corp (“MICOM”). As part of Nortel Networks current initiative to strategically realign resources, Nortel Networks has made the decision to exit the technologies associated with the MICOM acquisition completely. The results of this prior acquisition were not material to the business, results of operations, and financial condition of Nortel Networks.

Intangible assets write down

For the nine months ended September 30, 2001, Nortel Networks recorded an intangible assets write down of $12,422.

Nortel Networks, as part of its review of financial results during the three months ended June 30, 2001, performed an assessment of the carrying values of intangible assets recorded in connection with its various acquisitions. The assessment during that period was performed in light of the significant negative industry and economic trends impacting both Nortel Networks current operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of that assessment was that the decline in market conditions within Nortel Networks industry was significant and other than temporary. As a result, Nortel Networks recorded a $12,422 write down of intangible assets in the three months ended June 30, 2001, based on the amount by which the carrying amount of these assets exceeded the fair value. The write down was primarily related to the goodwill associated with the acquisitions of Alteon WebSystems, Inc., Xros, and Qtera within Network Infrastructure and the acquisition of the 980 NPLC Business within Photonics Components.

Fair value was determined based on discounted future cash flows for the businesses that had separately distinguishable intangible asset balances and whose operations had not yet been fully integrated into Nortel Networks. The cash flow periods used were five years, the discount rate used was 20 percent, and the terminal values were estimated based upon terminal growth rates ranging from 5 to 11 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates. The discount rate was based upon Nortel Networks weighted average cost of capital as adjusted for the risks associated with the operations.

Nortel Networks has determined that the remaining intangible asset balances will continue to be amortized on a straight-line basis over the remaining useful lives established at the time of the related acquisition as the remaining useful life of these intangible assets has not changed.

8.	Gain on sale of businesses

Gain on sale of businesses was $45 for the three months and nine months ended September 30, 2001, respectively, and nil and $174 for the three months and nine months ended September 30, 2000, respectively. The gain for the three months and nine months ended September 30, 2001 related to both the outsourcing of certain activities as part of Nortel Networks continued supply chain transformation strategy that began in 1999 and the divestiture of certain non-core businesses in connection with Nortel Networks work plan to streamline its business around core markets. The gain for the nine months ended September 30, 2000 related to the divestiture of certain manufacturing operations and tangible and intangible assets in connection with Nortel Networks then current operations strategy.

9.	Other income (expense) — net

Other expense — net for the three months and nine months ended September 30, 2001 was $318 and $268, respectively, and other income — net was $200 and $775 for the three months and nine months ended September 30, 2000, respectively. Other expense — net for both the three months and nine months ended September 30, 2001 primarily related to a $310 write down in the value of minority investments due to a change in Nortel Networks strategic focus as well as an other than temporary decline in carrying values caused by a continued significant downturn in both the industry and economic environment. Other income — net for the three months ended September 30, 2000 primarily related to a $169 gain due to a reduction in Nortel Networks investment in Entrust, Inc. (formerly known as Entrust Technologies, Inc.) (“Entrust”) from 33.5 percent to 27.0 percent primarily as a result of Entrust’s issuance of common shares in connection with its acquisition of enCommerce, Inc. (the “Entrust Transaction”). Other income - net for the nine months ended September 30, 2000 primarily related to the Entrust Transaction and a $513 gain from the sale by Nortel Networks of a portion of its share ownership in Entrust in the three months ended March 31, 2000.

10.	Long-term debt

On August 15, 2001, the Company completed a private offering of $1,800 of 4.25 percent convertible senior notes (the “Senior Notes”), due on September 1, 2008. The Senior Notes pay interest on a semi-annual basis on March 1 and September 1, beginning on March 1, 2002. The Senior Notes are convertible, at any time by holders into common shares of the Company, at an initial conversion price of ten dollars per common share, subject to adjustment upon the occurrence of certain events. The Company may redeem some or all of the Senior Notes in cash at any time on or after September 7, 2004 at a redemption price of between 100 percent and 102.125 percent of the principal amount of the Senior Notes depending on the redemption date, plus accrued and unpaid interest and additional interest, if any, to the date of the redemption. In addition, the Company may be required to redeem the Senior Notes in cash and/or common shares under certain circumstances such as a change in control, or the Company may redeem the Senior Notes at its option under certain circumstances such as a change in the applicable Canadian withholding tax legislation. The Company’s principal direct operating subsidiary Nortel Networks Limited is the full and unconditional guarantor of the Senior Notes in the event the Company does not make payments for the principal, or interest, or premium, if any, or other amounts, if any, as they are due. The guarantee is a direct, unconditional, unsecured, and unsubordinated obligation of Nortel Networks Limited.

On February 8, 2001, Nortel Networks Limited completed an offering of $1,500 of 6.125 percent notes due on February 15, 2006 (the “Notes”). The Notes pay interest on a semi-annual basis on February 15 and August 15, which began on August 15, 2001. The Notes are redeemable, at any time at Nortel Networks Limited’s option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a make-whole premium.

11.	Income taxes

Nortel Networks effective tax rate from continuing operations, excluding the impact of Acquisition Related Costs (IPR&D expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation, and where applicable certain of the one-time gains and charges, for the three months and nine months ended September 30, 2001 was an income tax recovery rate of 30.0 percent and 30.9 percent, respectively, and for the three months and nine months ended September 30, 2000 was an income tax provision rate of 30.4 percent and 32.0 percent, respectively.

Global investment tax credits of $63 and $47 for the three months ended September 30, 2001 and 2000, respectively, and $110 and $121 for the nine months ended September 30, 2001 and 2000, respectively, have been incorporated into the income tax recovery (provision).

12.	Earnings (loss) per common share

Basic earnings (loss) per common share is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing the net earnings (loss) by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

The following table details the weighted average number of common shares outstanding:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions of shares)	2001	2000	2001	2000

Weighted average number of common shares outstanding — basic and diluted	3,203	2,991	3,181	2,907

As a result of the net losses for the three months and nine months ended September 30, 2001 and 2000, respectively, the effect of converting stock options and the Senior Notes was anti-dilutive. Therefore, approximately 101 and 181 of potentially dilutive securities for the three months ended September 30, 2001 and 2000, respectively, and approximately 71 and 162 of potentially dilutive securities for the nine months ended September 30, 2001 and 2000, respectively, have not been included in the calculation of diluted loss per common share because to do so would have been anti-dilutive.

13.	Inventories

The following table sets forth inventories as at:

	September 30,	December 31,
	2001	2000

Raw materials	$683	$682

Work in process	656	853

Finished goods	652	2,292

Inventories	$1,991	$3,827

As a result of the significant downturn in both the industry and economic environment, and capital market trends impacting both Nortel Networks current operations and expected future growth rates, Nortel Networks has increased the total inventory provision by $509 as at September 30, 2001, compared to December 31, 2000.

14.	Minority interest in subsidiary companies

During the three months ended September 30, 2001, the Company issued in aggregate approximately 9,035,000 common shares to the registered holders of the 200 Cumulative Redeemable Class A Preferred Shares Series 4 (“Series 4 Preferred Shares”) of Nortel Networks Limited, each of whom had exercised their right to exchange their Series 4 Preferred Shares for common shares of the Company. The number of common shares issued for each Series 4 Preferred Share was determined by dividing $0.5 (Canadian) by the greater of $2.50 (Canadian) per common share and 95 percent of the weighted average trading price per common share of the Company on The Toronto Stock Exchange for the 10 trading days immediately preceding the date on which such common shares were issued in the exchange.

15.	Shareholders’ equity — Stock option exchange program

On June 20, 2001, the Company commenced a voluntary stock option exchange program (the “Program”) for its employees, whereby employees could exchange certain then outstanding stock options for new stock options, based on a prescribed formula. Terms of the Program are such that new grants will take place at least six months and a day from the stock option cancellation date, which was July 27, 2001. Approximately 93,416,000 stock options were accepted and cancelled. The exercise price of the new stock options to be granted will be equal to the fair market value of the Company’s common shares on the date of the grant, which is expected to be January 29, 2002. The Company’s then Board of Directors and its then board appointed officers were not eligible to participate in the Program.

16.	Consolidated statements of cash flows

The following table sets forth interest paid and income taxes paid — net:

	Nine months ended
	September 30,
	2001	2000

Interest paid	$195	$99

Income taxes paid — net	$196	$732

17.	Comprehensive loss

The components of comprehensive loss, net of tax, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Net loss	$(3,468)	$(586)	$(25,476)	$(2,061)

Other comprehensive income (loss):

Change in foreign currency translation adjustment (a)	(88)	(29)	(334)	(90)

Unrealized gain (loss) on investments — net (b)	30	(25)	(43)	(10)

Unrealized derivative losses on cash flow hedges — net (c)	(14)	–	(20)	—

Comprehensive loss	$(3,540)	$(640)	$(25,873)	$(2,161)

(a)	The change in the foreign currency translation adjustment is not adjusted for income taxes as it relates to indefinite investments in non-United States subsidiaries.

(b)	Certain securities deemed available-for-sale by Nortel Networks are measured at fair value. Unrealized holding gains and losses related to these securities are excluded from net loss and are included in comprehensive loss until they are realized. The change during the three months ended September 30, 2001 represents the write down of the value of minority investments due to a change in Nortel Networks strategic focus as well as an other than temporary decline in carrying values caused by a continued significant downturn in both the industry and economic environment, resulting in a charge to other income (expense) — net.

(c)	Includes $7 (pre-tax $11) of net derivative losses related to the adoption of SFAS 133. During the three months and nine months ended September 30, 2001, $6 and $11, respectively, of net derivative losses were reclassified to selling, general and administrative expense.

18.	Contingencies

In connection with the January 28, 2000 acquisition of Qtera, currently an indirect subsidiary of the Company, Qtera and two of its employees were named as defendants in a lawsuit filed by Siemens ICN in the 15th Judicial Circuit for Palm Beach County, Florida. The lawsuit alleged various claims, including purported misappropriation of trade secrets. This dispute has been resolved to the satisfaction of the parties and without material adverse effect to Nortel Networks.

Subsequent to the February 15, 2001 announcement in which the Company provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, the Company and certain of its then current officers and directors have been named as defendants in more than twenty-five purported class action lawsuits. These lawsuits, which have been served through September 24, 2001, in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario, Quebec, and British Columbia in Canada, on behalf of shareholders who acquired the Company’s securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. In addition, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation between January 18, 2001 and February 15, 2001, alleging violations of the same United States federal securities laws as the other lawsuits. On May 11, 2001, the Company filed motions to dismiss and/or stay in connection with the proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The order requires that the plaintiffs file a consolidated amended complaint within 30 days of the order and that the defendants respond 30 days thereafter. To date, no consolidated amended complaint has been filed by the plaintiffs.

On February 12, 2001, Nortel Networks Inc., an indirect subsidiary of the Company, was served with a consolidated amended class action complaint (the “First Complaint”) that purported to add the Company as a defendant to a lawsuit commenced in July 2000 against Entrust and two of its then current officers in the United States District Court of Texas, Marshall Division (the “District Court”). The First Complaint alleges that Entrust, two officers of Entrust, and the Company violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. The Company is alleged to be a controlling person of Entrust. On April 6, 2001, the Company filed a motion to dismiss the First Complaint. On July 31, 2001, the First Complaint was dismissed without prejudice. On August 31, 2001, the plaintiffs filed a second amended class action complaint (the “Second Complaint”) against the same defendants asserting claims substantively similar to those in the First Complaint. On September 21, 2001, the Company filed a motion to dismiss the Second Complaint. The motion is currently under consideration by the District Court.

On March 4, 1997, Bay Networks, Inc. (“Bay Networks”), a company acquired by Nortel Networks Limited on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the “Federal Court”) and the California Superior Court, County of Santa Clara (the “California Court”) against Bay Networks and ten of Bay Networks’ then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint and on September 8, 2000, a notice of appeal of that order and judgment was filed by the plaintiffs. In January 2001, the plaintiffs filed their opening brief in the United States Court of Appeals for the Ninth Circuit and the defendants filed their responsive brief in April 2001. The oral arguments for the appeal were heard on July 11, 2001 and on August 1, 2001, the Ninth Circuit denied the plaintiffs’ appeal. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders.

The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On June 18, 2001, the defendants removed the consolidated state court actions to the Federal Court, on the grounds that the class claims asserted by the complaint are barred by the Securities Litigation Uniform Standards Act. The defendants have filed a motion to dismiss that complaint, while the various plaintiffs have sought to have the case remanded to the California Court. On September 19, 2001, the defendants’ motion to dismiss was rejected and the plaintiffs’ motion to remand was granted. The defendants will appeal in the United States Court of Appeals for the Ninth Circuit with respect to the decisions in such motions.

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

19.	Recent pronouncements

In October 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by Nortel Networks effective January 1, 2002. The Company has not yet determined the effect that the adoption of SFAS 144 will have on the business, results of operations, and financial condition of Nortel Networks.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”), effective for business combinations initiated after June 30, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective for fiscal years beginning after December 15, 2001. SFAS 141 transitional rules require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method is now prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, and intangibles with an indefinite life, will cease upon adoption of this Statement, which for Nortel Networks will be January 1, 2002. However, for any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life will not be amortized.

The adoption of SFAS 141 will not have an impact on the business, results of operations, and financial condition of Nortel Networks. The Company will be performing the first of the required SFAS 142 impairment tests during 2002 and has not yet determined the effect that the adoption of SFAS 142 will have on the business, results of operations, and financial condition of Nortel Networks.

20.	Subsequent events

i)	On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits, which have been served subsequent to the February 15, 2001 announcement in which the Company provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, into a single case, appointing class plaintiffs and counsel for such plaintiffs. The order requires that the plaintiffs file a consolidated amended complaint within 30 days of the order and that the defendants respond 30 days thereafter. To date, no consolidated amended complaint has been filed by the plaintiffs (see note 18).

ii)	On October 2, 2001, as part of Nortel Networks work plan to further reduce its cost structure and streamline operations, the Company announced that it expects Nortel Networks overall workforce will be approximately 45,000 following additional workforce reductions and the additional divestiture of non-core businesses expected to be completed during the next several quarters. As a result, Nortel Networks expects a workforce reduction and related charge in the fourth quarter of 2001.

iii)	In addition, the Company announced the following transactions associated with Nortel Networks work plan.

On October 3, 2001, the Company announced that Nortel Networks has entered into an agreement with C-MAC Industries Inc. (“C-MAC”) to divest the majority of Nortel Networks manufacturing activities related to the systems integration, configuration, and testing of Nortel Networks DMS circuit-switching products, currently performed in Nortel Networks System House in Research Triangle Park, North Carolina. Nortel Networks also proposes to divest to C-MAC similar manufacturing activities performed in its System House in Monkstown, Northern Ireland. C-MAC will also supply back to Nortel Networks systems integration, configuration, and testing services for DMS products, and will assume most of the management functions related to the associated supply chain. The transactions include the sale of associated equipment and inventory. These proposed transactions are subject to conditions, approvals, and consultation processes in certain jurisdictions and are both expected to close in the fourth quarter of 2001.

On October 2, 2001, the Company announced an agreement with Amdocs Limited (“Amdocs”) whereby Nortel Networks will sell substantially all assets used in its Clarify portfolio, including patents, intellectual property, and trademarks, for approximately $200 in cash. Under the agreement, Amdocs will also assume existing customer contracts, as well as certain leased office space. As a condition of the sale in Europe, all necessary employee consultation requirements must also be met. The completion of the transaction is subject to customary regulatory approvals and is expected to close in the fourth quarter of 2001.

21.	Comparative figures

Certain comparative figures in the accompanying unaudited Consolidated Financial Statements have been reclassified to conform with the current period’s presentation.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

     You should read this section in conjunction with our unaudited consolidated financial statements and notes. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth below under “Forward-looking statements”. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

     Where we say the “Company,” we mean Nortel Networks Corporation without its subsidiaries. Where we say “we,” “us,” “our,” or “Nortel Networks,” we mean the Company and its subsidiaries.

Overview

     The Company’s common shares are publicly-traded on the New York and Toronto stock exchanges under the symbol “NT”. Nortel Networks Limited is the Company’s principal direct operating subsidiary. The Company holds all of the outstanding common shares of Nortel Networks Limited but none of the preferred shares of Nortel Networks Limited. Acquisitions involving any share consideration are completed by the Company and acquisitions involving only cash consideration are generally completed by Nortel Networks Limited or one of its direct subsidiaries.

Developments in 2001

Discontinued operations

     On June 15, 2001, as a result of initiatives to streamline our businesses, we announced plans to discontinue our access solutions operations, consisting of all of our narrowband and broadband solutions, including copper, cable, and fixed wireless solutions, as well as our then current consolidated membership interest in Arris Interactive LLC and equity investment in Elastic Networks Inc. Also affected by the decision were our prior acquisitions of Sonoma Systems, Promatory Communications, Inc., Aptis Communications, Inc., and Broadband Networks Inc. The access solutions operations were previously included as a separate operating segment within other, in addition to the global professional services operating segment and customer premises-based solutions operating segment. We are currently working to dispose of or transition the ownership of certain operations and expect to complete this plan by June 2002. Any operations not disposed of or so transitioned are expected to be closed.

     In conjunction with this decision, we have restated certain historical financial statements and we refer you to the Company’s audited consolidated financial statements and notes thereto for the three years ended December 31, 2000 and unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2001, restated for discontinued operations, and included in the Company’s Current Report on Form 8-K, filed with the United States Securities and Exchange Commission on August 8, 2001. We also refer you to the Company’s Current Report on Form 8-K, filed with the United States Securities and Exchange Commission on November 6, 2001, which includes Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000, restated for discontinued operations.

     We recorded a net loss of $3,010 from discontinued operations, comprised of a $442 net loss from operations and a $2,568 net loss on disposal. The estimated loss on disposal of the access solutions operations reflects the costs directly associated with discontinuing operations and the net loss of the access solutions operations during the phase-out period. Major components of the loss included future contractual obligations and estimated liabilities of $1,104 (pre-tax); the write-off of goodwill associated with the acquisitions of Sonoma Systems and Promatory Communications, Inc. of $755 (pre-tax); provisions for both short-term and long-term receivables of $601 (pre-tax); and a provision for inventories of $379 (pre-tax). We have not revised our estimate of the net loss on disposal, recorded in the three months ended June 30, 2001, during the three months ended September 30, 2001.

     At September 30, 2001, the remaining accruals totalled $1,161 and were primarily related to future contractual obligations and estimated liabilities related to the planned period of disposition. The remaining accruals are expected to be drawn down by cash payments, the impact of which is expected to be partially offset by cash inflows generated from the sale of certain assets over the planned period of disposition.

     On August 24, 2001, we completed a transaction with Zhone Technologies, Inc. to sell our Access Node ABM and CDS product shelves and the Universal Edge 9000 digital loop carrier shelf and remote access shelf products.

     On August 3, 2001, we completed the previously announced transfer of our ownership interest in Arris Interactive LLC to Arris Group, Inc., ANTEC Corporation’s new parent company, and as a result, at September 30, 2001, we owned a 49.2 percent non-controlling interest in Arris Group, compared to the previous 81.25 percent controlling interest in Arris Interactive.

     On July 25, 2001, we completed a transaction with GE Industrial Systems Technology Management Inc., a division of the General Electric Company, to sell our Lentronics JungleMUX SONET multiplexer and TN-1U SDH multiplexer products.

     For additional information related to discontinued operations, see “Discontinued operations” in note 4.

The following discussion focuses on our results from continuing operations.

Divestitures/outsourcing

     As part of the continuing transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, and in conjunction with our current work plan to streamline the business around core markets in order to align our cost structure to current market conditions and strengthen our financial position, the Company announced the following transactions:

•	On October 3, 2001, the Company announced that Nortel Networks has entered into an agreement with C-MAC Industries Inc. to divest the majority of Nortel Networks manufacturing activities related to the systems integration, configuration, and testing of Nortel Networks DMS circuit-switching products, currently performed in Nortel Networks system house in Research Triangle Park, North Carolina. We also propose to divest to C-MAC similar manufacturing activities performed in our system house in Monkstown, Northern Ireland. C-MAC will also supply back to Nortel Networks systems integration, configuration, and testing services for DMS products, and will assume most of the management functions related to the associated supply chain. The transactions include the sale of associated equipment and inventory. These proposed transactions are both expected to close in the fourth quarter of 2001.

•	On October 2, 2001, the Company announced an agreement with Amdocs Limited whereby Nortel Networks will sell substantially all assets used in Nortel Networks Clarify portfolio, including patents, intellectual property, and trademarks, for approximately $200 in cash. Under the terms of the agreement, Amdocs will also assume existing customer contracts, as well as certain leased office space. The transaction is expected to close in the fourth quarter of 2001.

•	On September 20, 2001, the Company announced an agreement with SCI Systems, Inc. to outsource Nortel Networks remaining printed circuit board assembly activities performed in Nortel Networks system houses in St. Laurent, Quebec and Monkstown, Northern Ireland, including the sale of associated equipment and inventory. In addition, Nortel Networks will extend the master supply agreement with SCI, which covers existing printed circuit board assembly manufacturing services performed for Nortel Networks. The North American portion of the transaction closed on September 28, 2001, and the European portion is expected to close in the fourth quarter of 2001.

     During the third quarter, Nortel Networks also completed additional divestitures of various non-core, non-strategic business activities.

     The divestiture of non-core businesses completed or entered into subsequent to the second quarter of 2001, or planned, is expected to ultimately approach a reduction of approximately 10,000 positions and is expected to be completed during the next several quarters.

Restructuring activities

     In light of the continued significant downturn in both the industry and economic environment, and capital market trends impacting both Nortel Networks current operations and expected future growth rates, we have continually augmented our work plan during 2001 to optimize results and drive efficiencies in our business by further streamlining operations and activities that are not aligned with our core markets and leadership strategies. As part of this work plan to further reduce our cost structure and streamline operations, we have notified for termination and provisioned for approximately 27,800 employees for the nine months ended September 30, 2001. Special charges with respect to the notification of employees, contract settlement and lease costs, the write down of plant and equipment, and the write-off of goodwill in the first nine months of 2001 were $2,527 (pre-tax). See “Special charges” for additional details related to restructuring activities undertaken up to September 30, 2001.

     On October 2, 2001, the Company provided an update on our work plan and announced that we now expect our overall workforce to be approximately 45,000 following additional workforce reductions and the divestiture of non-core businesses. As a result, we expect a workforce reduction and related charge in the fourth quarter of 2001. As of October 31, 2001, we have substantially completed the notification of employees impacted by the work plan's overall workforce reductions announced to date. In addition, the divestiture of non-core businesses completed or entered into subsequent to the second quarter of 2001, or planned, is expected to ultimately approach a reduction of approximately 10,000 positions and is expected to be completed during the next several quarters.

Write down of intangible assets

     As part of our review of financial results during the three months ended June 30, 2001, we performed an assessment of the carrying values of intangible assets recorded in connection with our various acquisitions. The assessment was performed, during that period, in light of the significant negative industry and economic trends impacting both our current operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of that assessment was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded a $12,422 (pre-tax) write down of intangible assets in the three months ended June 30, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. The write down was primarily related to the goodwill associated with the acquisitions of Alteon WebSystems, Inc., Xros, Inc., and Qtera Corporation within the network infrastructure segment and the acquisition of JDS Uniphase Corporation’s Zurich, Switzerland-based subsidiary, and related assets in Poughkeepsie, New York, within the photonics components segment. See “Special charges” for additional details.

Legal matters

     Subsequent to the February 15, 2001 announcement in which the Company provided revised guidance for financial performance for the fiscal year and first quarter 2001, the Company and certain of its then current officers and directors have been named as defendants in more than twenty-five purported class action lawsuits. These lawsuits, which have been served through September 24, 2001 in the United States, and in Ontario, Quebec, and British Columbia, Canada, on behalf of shareholders who acquired the Company’s securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. In addition, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation between January 18, 2001 and February 15, 2001, alleging violation of the same United States federal securities laws as the other lawsuits. This case arose after the acquisition on February 13, 2001 by the Company of JDS Uniphase Corporation’s Zurich, Switzerland-based subsidiary, a designer and manufacturer of strategic 980 nanometer pump-laser chips, and related assets in Poughkeepsie, New York in exchange for common shares of the Company. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. See “Legal proceedings” for additional details.

Debt issuances

     On August 15, 2001, the Company completed a private offering of $1,800 of 4.25 percent convertible senior notes, due on September 1, 2008. These notes pay interest on a semi-annual basis on March 1 and September 1, beginning on March 1, 2002. These notes are convertible at any time by holders into common shares of the Company at an initial conversion price of ten dollars per common share, which is subject to adjustment upon the occurrence of certain events.

     On February 8, 2001, Nortel Networks Limited completed an offering of $1,500 of 6.125 percent notes due on February 15, 2006. These notes pay interest on a semi-annual basis on February 15 and August 15, which began on August 15, 2001. These notes are redeemable, at any time at Nortel Networks Limited’s option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a make-whole premium.

     See “Liquidity and capital resources” for additional details.

Acquisition

     On February 13, 2001, the Company acquired JDS Uniphase Corporation’s Zurich, Switzerland-based subsidiary, a designer and manufacturer of strategic 980 nanometer pump-laser chips, and related assets in Poughkeepsie, New York. In connection with the acquisition, the Company issued approximately 65.7 million common shares. The purchase price included $500 of deferred consideration which is payable after December 31, 2003 in common shares of the Company. The calculated number of common shares to be transferred is subject to reduction to the extent that Nortel Networks meets certain purchase commitments from JDS Uniphase Corporation by that date. The acquisition was accounted for using the purchase method, and the operating results from the date of acquisition are included in the photonics components segment. See “Special charges” for details on the write down of intangible assets associated with the acquisition.

     See “Acquisitions” in note 6 for additional details.

Conversion of Nortel Networks Limited preferred shares

     During the three months ended September 30, 2001, the Company issued in aggregate approximately 9,035,000 common shares to the registered holders of the 200 Cumulative Redeemable Class A Preferred Shares Series 4 of Nortel Networks Limited, each of whom had exercised their right to exchange their Series 4 preferred shares for common shares of the Company. See “Minority interest in subsidiary companies” in note 14 for additional details.

Stock Option Exchange Program

     In recognition that many of the stock options granted under our stock option plans might not provide the intended incentive to employees, we commenced a voluntary offer on June 20, 2001 to exchange certain then outstanding options for new options, based on a prescribed formula, expected to be granted on January 29, 2002. The offer expired on July 23, 2001 and, effective July 27, 2001, approximately 93,416,000 stock options accepted under the offer were cancelled. See “Shareholders’ equity — Stock option exchange program” in note 15 for additional details.

Financial results

     Revenues for the three months and nine months ended September 30, 2001 decreased substantially compared to the same periods in 2000, due to the significant adjustment in the global telecom industry, particularly in the United States, and the impact of continuing economic concerns. Gross margins for the three months and nine months ended September 30, 2001 were 0.6 percent and 16.4 percent, respectively, compared to 46.2 percent and 44.8 percent, respectively, for the same periods in 2000. We reported a net loss from continuing operations of $3,468, or $1.08 per common share, for the three months ended September 30, 2001, and a net loss from continuing operations of $22,481, or $7.07 per common share, for the nine months ended September 30, 2001. Excluding the impact of Acquisition Related Costs (in-process research and development expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation, and certain of the one-time gains and charges (including the intangible assets write down), we reported a pro forma net loss from continuing operations of $2,182, or $0.68 per common share, for the three months ended September 30, 2001, and a pro forma net loss from continuing operations of $4,006, or $1.26 per common share, for the nine months ended September 30, 2001.

Results of operations — Three months and nine months ended September 30, 2001 versus three months and nine months ended September 30, 2000

     Our customers, markets, and solutions continue to evolve. As a result, the specific customer groups identified within our previous service provider and carrier segment and enterprise segment have merged or become uniform. In response to this change, we changed the way we manage our business to reflect a focus on providing seamless networking solutions and service capabilities to our customers. Financial information by segment and customer solution has been restated and reported on a new basis commencing in the three month period ended March 31, 2001.

Network infrastructure — This operating segment consists of all networking solutions and includes optical inter-city transmission products, metropolitan optical transmission products, core Internet Protocol networking solutions (including packet and circuit switching), eBusiness and service solutions, and applications solutions and services for wireless networks. These networking solutions are used by service provider, carrier, and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, global carriers, wireless network providers, Internet service providers, application service providers, resellers, public utilities, cable television companies, large enterprises and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations.

Photonics components — This operating segment consists of the optical and electronic component design and manufacturing operations for incorporation into Nortel Networks own products and for sale to other networking systems manufacturers and includes active and passive optical components, lasers and filters, transmitters and receivers, modules and subsystems, pump-laser chips, and microelectronics devices.

Other — Other represents operating segments and business activities which include certain customer premises-based voice and data networking solutions, global professional services, and civil works and original equipment manufacturer offerings. None of these operating segments or business activities meet the criteria to be disclosed as reportable segments.

     Commensurate with its announcement on October 2, 2001 regarding the alignment of its resources around three core businesses (Metro Networks, Wireless Networks, and Optical Long Haul Networks), the Company will change its financial reporting to reflect the new organization beginning in the fourth quarter of 2001.

Revenues

Segment revenues

The following table sets forth information by segment for the three months and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,				Nine months ended September 30,
	2001	2000	$Change	% Change	2001	2000	$Change	% Change

Network infrastructure	$2,802	$5,360	$(2,558)	(47.7)	$10,917	$15,849	$(4,932)	(31.1)

Photonics components	45	674	(629)	(93.3)	477	1,611	(1,134)	(70.4)

Other	864	1,224	(360)	(29.4)	2,951	3,575	(624)	(17.5)

Intersegment sales elimination	(17)	(532)	515	N/A	(290)	(1,285)	995	N/A

Consolidated	$3,694	$6,726	$(3,032)	(45.1)	$14,055	$19,750	$(5,695)	(28.8)

Customer solutions revenues

The following table sets forth external revenues by customer solutions for the three months and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,				Nine months ended September 30,
	2001	2000	$Change	% Change	2001	2000	$Change	% Change

Optical inter-city	$350	$1,577	$(1,227)	(77.8)	$1,635	$4,800	$(3,165)	(65.9)

Local internet	1,198	2,413	(1,215)	(50.4)	5,041	7,349	(2,308)	(31.4)

Wireless internet	1,254	1,370	(116)	(8.5)	4,241	3,700	541	14.6

Other (a)	892	1,366	(474)	(34.7)	3,138	3,901	(763)	(19.6)

Consolidated	$3,694	$6,726	$(3,032)	(45.1)	$14,055	$19,750	$(5,695)	(28.8)

(a)	Other includes the external customer solutions revenues of the photonics components segment of $28 and $142 for the three months ended September 30, 2001 and 2000, respectively, and $187 and $326 for the nine months ended September 30, 2001 and 2000, respectively.

Consolidated

     The substantial decline in revenues for the three months ended September 30, 2001, compared to the same period in 2000, was due to substantial declines across all segments. The substantial decline in revenues for the nine months ended September 30, 2001, compared to the same period in 2000, was due to a substantial decline in network infrastructure segment revenues, a significant decline in other revenues, and a substantial decline in photonics components external revenues. Consolidated revenues declined substantially as a result of reduced and/or deferred capital spending by our customers, particularly in the United States, as they changed their focus from building new networks, in anticipation of previously expected levels of demand, to increasing the capacity utilization rates and the efficiency of existing networks, and conserving their capital.

     The global telecom industry is undergoing a significant adjustment, particularly in the United States. Following a period of rapid infrastructure build-out and strong economic conditions in 1999 and 2000, we have seen continued tightened capital markets and a continued slowdown in the telecom industry through the first three quarters of 2001. This has resulted in lower capital spending by industry participants and less demand for our products and services as service providers focused on driving return on invested capital. We expect that the severe lack of available funding from capital markets, high debt levels of many service providers, excess and shared bandwidth capacity, reduced service provider competition due to the reduced presence of competitive local exchange carriers, and the compounding impact of economic concerns will continue to constrain capital spending by service providers. While there can be no certainty as to the duration or severity of this industry adjustment, meaningful growth in spending is not expected to occur before the fourth quarter of 2002 after economic concerns subside and the anticipated rationalization of the telecom industry is well underway. Also, we cannot predict the potential impact on economies and businesses around the world of events occurring in the wake of September 11, 2001. As a result, it is not currently possible to provide specific guidance for the Company’s financial performance for the fourth quarter of 2001 or the full year 2002 and we do not expect that results of operations for any quarter will necessarily be consistent with our quarterly historical profile or indicative of results to be expected for future quarters.

     The significant adjustment in the telecom industry, which was initially felt and continues to be most severe in the United States, has also impacted Europe and the Caribbean and Latin America region. Overall revenues declined substantially in the United States, significantly in Europe, and substantially in Canada and the Caribbean and Latin America region for the first nine months ended September 30, 2001, compared to the same periods in 2000. This has been partially offset by considerable growth in the Asia Pacific region during the same period. The declines in Europe and the Caribbean and Latin America region during the first nine months of 2001 reflect sequential declines in the second and third quarters of 2001. Overall, we experienced sequential declines in the third quarter of 2001 across all major regions in which we conduct business. We cannot predict whether or to what extent this significant adjustment will impact the Asia Pacific region, particularly the People’s Republic of China. A comparable impact on the telecom industry in this region could result in further reductions in our overall revenues.

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

Network infrastructure

     The substantial decline in revenues for the three months ended September 30, 2001, compared to the same period in 2000, was due to substantial declines in sales of optical inter-city and local internet customer solutions, and a decline in sales of wireless internet customer solutions.

     The substantial decline in revenues for the nine months ended September 30, 2001, compared to the same period in 2000, was due to substantial declines in sales of optical inter-city and local internet customer solutions, partially offset by significant growth in sales of wireless internet customer solutions.

Optical inter-city

     The substantial decline in revenues for the three months ended September 30, 2001, compared to the same period in 2000, was primarily the result of substantial declines in the United States, Europe, and the Caribbean and Latin America region. The substantial decline in revenues for the nine months ended September 30, 2001, compared to the same period in 2000, was primarily the result of substantial declines in the United States and Canada, partially offset by a substantial increase in the Asia Pacific region. The substantial decline in sales was primarily the result of reductions and/or continuing deferrals in capital spending, primarily by our major United States customers. Our major customers continue to focus on driving return on invested capital by increasing the capacity utilization rates and efficiency of existing networks, and we expect that any additional capital spending by those customers will be increasingly directed to opportunities that enhance customer performance and profitability in the near term.

Local internet

     The substantial decline in revenues for the three months ended September 30, 2001, compared to the same period in 2000, was primarily the result of substantial declines in sales of the circuit switching portion of our local internet customer solutions, certain optical products having a metro application, and the core Internet Protocol networks portion of our local internet customer solutions. The substantial decrease in sales of the circuit switching portion of our local internet customer solutions was primarily the result of reduced demand in the exchange carrier market due to the significant adjustment in the telecom industry and the tightened capital markets. The substantial decrease in sales of optical products having a metro application was due to declines in the sales volumes of mature products in this category. The substantial decline in sales of the core Internet Protocol networks portion of our local internet customer solutions was primarily the result of a decline in demand for multi-service wide area network, or WAN, switch products due to the continuing industry adjustment. The substantial decline in overall sales of local internet customer solutions was primarily due to substantial declines in the United States and Europe.

     The substantial decline in revenues for the nine months ended September 30, 2001, compared to the same period in 2000, was primarily the result of substantial declines in sales of the circuit switching portion of our local internet customer solutions and certain optical products having a metro application, partially offset by considerable growth in sales of the next generation metro portion of our local internet customer solutions. The substantial decrease in sales of the circuit switching portion of our local internet customer solutions was primarily the result of reduced demand in the exchange carrier market due to the significant adjustment in the telecom industry and the tightened capital markets. The substantial decrease in sales of optical products having a metro application was due to declines in the sales volumes of mature products in this category. The considerable growth in sales of the next generation metro portion of our local internet customer solutions was driven by strong sales in the first half of 2001 as our major customers continued the build-out of metro networks in order to interconnect the previous build-out of inter-city networks and reduce capacity bottlenecks. The substantial decline in overall sales of local internet customer solutions was primarily due to a substantial decline in the United States and a significant decline in Europe.

Wireless internet

     The decline in revenues for the three months ended September 30, 2001, compared to the same period in 2000, was primarily the result of a substantial decline in the Caribbean and Latin America region, due, in part, to our providing limited, incremental customer financing as a result of the current market conditions.

     The significant growth in revenues for the nine months ended September 30, 2001, compared to the same period in 2000, was primarily the result of considerable growth in the United States and the Asia Pacific region, partially offset by a substantial decline in the Caribbean and Latin America region. The growth was primarily the result of continuing network expansions by major United States and Asia Pacific region customers during the first half of 2001, partially offset by lower sales in the Caribbean and Latin America region for the reasons described above.

Photonics components

     Revenues declined substantially for the three months and nine months ended September 30, 2001, compared to the same periods in 2000. The decline in revenues were primarily the result of substantial declines in internal sales to the network infrastructure segment due to the reductions and/or continuing deferrals in capital spending by our major United States customers and considerable declines in sales to external customers. The decrease in sales of photonics components to external customers for the three months and nine months ended September 30, 2001 was primarily the result of substantial declines in Europe, the United States, and Canada.

Other

     Other revenues declined substantially for the three months ended September 30, 2001 and declined significantly for the nine months ended September 30, 2001, compared to the same periods in 2000, primarily due to substantial declines in sales of customer premises-based solutions and civil works and original equipment manufacturer offerings, which more than offset considerable increases in global professional services revenues. The substantial declines in sales of customer premises-based solutions were primarily due to lower sales of mature voice products as a result of the industry and economic environment, primarily in the United States, and as a result of the shift in the market from legacy voice products to next generation products. Customer premises-based solutions sales declined by $231, to $534, for the three months ended September 30, 2001 and by $514, to $1,832, for the nine months ended September 30, 2001. The substantial increases in global professional services revenues were due to increasing professional services opportunities in the market as a result of customers’ focus on improving capacity utilization rates and the efficiency of existing networks due to tightened capital markets and accelerating industry rationalization. The declines overall in other revenues were primarily due to substantial declines in the United States and Europe for the three months ended September 30, 2001, and substantial declines in the United States, Canada, and the Caribbean and Latin America region, and a decline in Europe for the nine months ended September 30, 2001.

Gross profit and gross margin

The following tables set forth information by segment for the three months and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,				Nine months ended September 30,
	2001	2000	$ Change	% Change	2001	2000	$ Change	% Change

Gross profit

Network infrastructure	$(82)	$2,576	$(2,658)	(103.2)	$1,894	$7,237	$(5,343)	(73.8)

Photonics components	(95)	280	(375)	(133.9)	(205)	612	(817)	(133.5)

Other	201	281	(80)	(28.5)	629	1,041	(412)	(39.6)

Intersegment inventory unrealized profit elimination — net	(3)	(28)	25	N/A	(13)	(38)	25	N/A

Consolidated	$21	$3,109	$(3,088)	(99.3)	$2,305	$8,852	$(6,547)	(74.0)

	Three months ended September 30,				Nine months ended September 30,
	2001	2000	Change	% Change	2001	2000	Change	% Change

Gross Margin

Network infrastructure	(2.9)%	48.1%	(51.0)%	(106.0)	17.3%	45.7%	(28.4)%	(62.1)

Photonic components	(211.1)%	41.5%	(252.6)%	(608.7)	(43.0)%	38.0%	(81.0)%	(213.2)

Other	23.3%	23.0%	0.3%	1.3	21.3%	29.1%	(7.8)%	(26.8)

Consolidated	0.6%	46.2%	(45.6)%	(98.7)	16.4%	44.8%	(28.4)%	(63.4)

Consolidated

     Gross profit decreased substantially for the three months and nine months ended September 30, 2001, compared to the same periods in 2000, due to substantial declines in revenues and gross margin. The decreases in gross margin were due to substantial decreases in gross margins in the network infrastructure and photonics components segments for the three months ended September 30, 2001 and substantial decreases in gross margins in the network infrastructure and photonics components segments, and other for the nine months ended September 30, 2001. The overall decreases in gross margin were primarily due to approximately $750 of increased inventory provisions, related to the entire supply chain, for the three months ended September 30, 2001 and approximately $1,500 of increased inventory provisions, related to the entire supply chain, and contract and customer settlements for the nine months ended September 30, 2001, as a result of the significant adjustment in the telecom industry, fixed infrastructure costs that were not reflective of the lower sales volumes during the first three quarters of 2001, and shifts in the geographical mix of sales from the United States to Europe and the Asia Pacific region, where we generally earn lower gross margins. Sales in the United States accounted for approximately 49% of overall sales through the first three quarters of 2001, compared to approximately 61% through the first three quarters of 2000. We review the levels of our inventory provisions on a regular basis, and as a result of our reviews during the second and third quarters of 2001 we increased our inventory provisions based on our standard policies to reflect both current and anticipated future market demand.

Network infrastructure

     The substantial declines in gross margins for the three months and nine months ended September 30, 2001, compared to the same periods in 2000, were primarily the result of the increased inventory provisions and contract and customer settlements recorded during the second and third quarters of 2001, as applicable and as outlined above, fixed infrastructure costs that were not reflective of the lower sales volumes during the first three quarters of 2001, and shifts in the geographical mix of sales, as outlined above. We are currently undertaking the initiatives related to the most recent update on our work plan, and have continued with our initiatives that began during the first and second quarters of 2001, to streamline our businesses and reduce our cost structure to reflect the current business environment. Any inability to proportionately reduce our fixed infrastructure costs to reflect the expected business level could result in further reductions in gross margin. The significant adjustment in the global telecom industry, particularly in the United States, has led to increasing shifts in the geographic mix of sales from the United States to Europe and the Asia Pacific region during the first three quarters of 2001. Further shifts in the geographic mix could result in further reductions in gross margin.

Photonics components

     The substantial declines in gross margins for the three months and nine months ended September 30, 2001, compared to the same periods in 2000, were primarily due to fixed infrastructure costs, which, in part, related to significant capital expenditures incurred in 2000 to meet the then expected future increase in demand for photonics components, and the increased inventory provisions and contract and customer settlements recorded during the second quarter of 2001, as outlined above. During the second and third quarters, we recorded charges to write down certain fixed assets within this segment and will continue to review the recoverability of fixed assets and capacity requirements in relation to the current business environment and outlook for the industry.

Other

     Gross margin was essentially flat for the three months ended September 30, 2001, compared to the same period in 2000, primarily due to a decline in gross margin, by 6.3 percentage points to 32.8 percent, for customer premises-based solutions and a significant decline in gross margins for global professional services, partially offset by a significant increase in gross margins for civil works and original equipment manufacturer offerings. Gross margin decreased substantially for the nine months ended September 30, 2001, compared to the same period in 2000, primarily due to a decrease in gross margin, by 3.5 percentage points to 36.0 percent, for customer premises-based solutions and a decline in gross margin for global professional services. The decreases in gross margin for global professional services were primarily due to erosions of gross margins for certain service offerings. The decreases in gross margin for customer premises-based solutions were primarily due to increased inventory provisions recorded in the second and third quarters of 2001 to reflect the current business outlook and fixed infrastructure costs that did not reflect current sales volumes.

Selling, general and administrative expense

The following table sets forth selling, general and administrative, or SG&A, expense for the three months and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,				Nine months ended September 30,
	2001	2000	$ Change	% Change	2001	2000	$ Change	% Change

SG&A expense	$1,919	$1,309	$610	46.6	$4,902	$3,847	$1,055	27.4

As a percentage of revenues	51.9%	19.5%	N/A	N/A	34.9%	19.5%	N/A	N/A

     SG&A expense increased substantially for the three months ended September 30, 2001, compared to the same period in 2000, due to increased provisions of approximately $767 related to various customer receivables and financings. SG&A expense has increased significantly for the three months ended September 30, 2001 compared to the three months ended June 30, 2001, however, has declined by approximately $190, excluding the impact of the increased provisions in each of these periods.

     SG&A expense increased substantially for the nine months ended September 30, 2001, compared to the same period in 2000, reflecting costs incurred during the first half of 2001 resulting from the increased investment in North American and international markets across the network infrastructure and photonics components segments during the second half of 2000 to support our revenue growth during that period, and also as a result of increased provisions of approximately $1,067 related to various customer receivables and financings.

     SG&A expense is expected to continue to decline as the full impact of initiatives undertaken by us to streamline our business and reduce our cost structure are realized. The considerable increase in SG&A expense as a percentage of revenue for the three months and nine months ended September 30, 2001, compared to the same periods in 2000, was primarily due to the substantial decrease in revenues.

Research and development expense

The following table sets forth research and development, or R&D, expense for the three months and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,				Nine months ended September 30,
	2001	2000	$ Change	% Change	2001	2000	$ Change	% Change

R&D expense	$808	$917	$(109)	(11.9)	$2,661	$2,616	$45	1.7

As a percentage of revenues	21.9%	13.6%	N/A	N/A	18.9%	13.2%	N/A	N/A

     R&D expense decreased significantly for the three months ended September 30, 2001, compared to the same period in 2000, reflecting the impact of initiatives undertaken by us to focus our spending on key potential growth areas. R&D expense was flat for the nine months ended September 30, 2001, compared to the same period in 2000, reflecting the impact of the initiatives undertaken during 2001 to focus R&D spending. R&D expense represented our planned investment in the network infrastructure segment, including wireless internet, optical inter-city customer solutions, and the core Internet Protocol networks and metro optical portions of our local internet customer solutions. The considerable increase in R&D expense as a percentage of revenues for the three months and nine months ended September 30, 2001, compared to the same periods in 2000, was due to the substantial decline in revenues during the same periods. R&D expense in absolute dollars has declined for the three months ended September 30, 2001, compared to the three months ended June 30, 2001, as a result of the initiatives undertaken to focus our spending on key potential growth areas. As a result, R&D expense in absolute dollars will decline in full year 2001, compared to full year 2000.

In-process research and development expense and amortization of intangibles

The following table sets forth in-process research and development, or IPR&D, expense and amortization of intangibles for the three months and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,				Nine months ended September 30,
	2001	2000	$ Change	% Change	2001	2000	$ Change	% Change

IPR&D expense	$–	$22	$(22)	(100.0)	$15	$1,012	$(997)	(98.5)

Amortization of intangibles

Acquired technology	$185	$217	$(32)	(14.7)	$744	$602	$142	23.6

Goodwill	$454	$1,028	$(574)	(55.8)	$3,685	$2,244	$1,441	64.2

IPR&D expense

     For the three months ended September 30, 2000, IPR&D expense primarily related to the acquisition of Architel Systems Corporation.

     For the nine months ended September 30, 2001, IPR&D expense reflected the acquisition of JDS Uniphase Corporation’s Zurich, Switzerland-based subsidiary, and related assets in Poughkeepsie, New York, or the 980 NPLC Business. In the nine months ended September 30, 2000, IPR&D expense primarily related to the acquisitions of Qtera Corporation, Xros, Inc., and CoreTek, Inc.

Amortization of intangibles

Acquired technology

     The amortization of acquired technology for the three months and nine months ended September 30, 2001 primarily reflected the charges related to the acquisitions of Bay Networks, Inc., Alteon WebSystems, Inc., and Clarify Inc. The amortization of acquired technology for the same periods in 2000 primarily reflected the charge related to the acquisitions of Bay Networks and Clarify.

     As at September 30, 2001 and December 31, 2000, the capitalized amount of acquired technology — net was $380 and $1,125, respectively.

Goodwill

     The amortization of goodwill for the three months ended September 30, 2001 primarily reflected the charges related to the acquisitions of Bay Networks and Xros. The substantial reduction in the amortization of goodwill for the three months ended September 30, 2001, compared to the same period in 2000, reflects the impact of the write down of goodwill in the second quarter of 2001. See “Special charges” for additional details. The amortization of goodwill for the nine months ended September 30, 2001 primarily reflected the charges related to the acquisitions of Alteon, Bay Networks, Xros, Qtera, and Clarify. The amortization of goodwill for the same periods in 2000 primarily reflected the charges related to the acquisitions of Bay Networks, Qtera, Xros, and Clarify.

     As at September 30, 2001 and December 31, 2000, the capitalized amount of goodwill — net was $3,643 and $16,833, respectively.

     The above impacts to our results of operations for the three months and nine months ended September 30, 2001 were primarily a result of the large number and value of acquisitions completed from 1998 to 2000.

     The Company has determined that the remaining intangible asset balances, following our write down in the second quarter of 2001, will continue to be amortized on a straight-line basis over the remaining useful lives established at the time of the related acquisition as the remaining useful life of these intangible assets has not changed. As a result, the ongoing amortization of intangibles for the fourth quarter of 2001, based on balances as at September 30, 2001, is expected to be approximately $525. The adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, changes the accounting for goodwill from an amortization method to an impairment-only approach and, as a result, the amortization of goodwill will cease upon adoption of this Statement on January 1, 2002. As a result, quarterly amortization expense of approximately $450 will no longer be incurred beginning with the first quarter of 2002. The Company will be performing the first of the required impairment tests under SFAS 142 during 2002 and has not yet determined the effect of adoption on our business, results of operations, or financial condition.

Special charges

2001

     For the three months ended September 30, 2001, Nortel Networks recorded special charges of $1,024 related to restructuring activities. For the nine months ended September 30, 2001, Nortel Networks recorded special charges of $14,949 related to both restructuring activities and an intangible assets write down.

     Restructuring activities

     In light of the continued significant downturn in both the industry and economic environment, and capital market trends impacting both Nortel Networks current operations and expected future growth rates, we have continually augmented our work plan during 2001 to optimize results and drive efficiencies in our business by further streamlining operations and activities that are not aligned with our core markets and leadership strategies.

     Workforce reduction charges of $291 and $965 for the three months and nine months ended September 30, 2001, respectively, were related to the cost of severance and benefits associated with approximately 7,600 and 27,800 employees notified of termination, respectively. Of the 27,800 employees notified by September 30, 2001, approximately 10,800 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks solutions, and approximately 17,000 were indirect sales, marketing, and administrative employees, and manufacturing managers. Included in the current period charge of $291 is approximately $27 related to the approximately 20,200 employees notified during the six months ended June 30, 2001. The workforce reduction was primarily in North America and the United Kingdom and extended across all of our operating segments. As at September 30, 2001, the workforce reduction provision balance has been drawn down by a net $616 resulting in an ending provision balance of $349. The remaining provision is expected to be substantially drawn down by cash payments by the end of the second quarter of 2002.

     In conjunction with the above noted workforce reduction, we identified a number of leased facilities comprised of office and warehouse and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, we recorded net lease costs of approximately $254 and $510 for the three months and nine months ended September 30, 2001, respectively. The costs primarily related to our future contractual obligations under operating leases. Partially offsetting the total lease charge is approximately $561 in expected sublease revenue on leases that Nortel Networks cannot terminate. Contract settlement costs included negotiated settlements of approximately $24 and $90 for the three months and nine months ended September 30, 2001, respectively, to either cancel contracts or renegotiate existing contracts within the network infrastructure segment and other. As at September 30, 2001, the provision balance has been drawn down by cash payments of $45 resulting in an ending provision balance of $555. The remaining provision is expected to be substantially drawn down by cash payments by the end of the fourth quarter of 2002.

     Plant and equipment write downs of $244 and $429 for the three months and nine months ended September 30, 2001, respectively, consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased facilities.

     As a result of the significant negative industry and economic trends impacting both Nortel Networks current operations and expected future growth rates, we performed assessments of certain plant and equipment assets as part of our review of financial results during both the three months ended June 30, 2001 and September 30, 2001. The conclusion of these assessments resulted in a write down of certain plant and equipment within global operations, a function that supports all of our segments, and the photonics components segment for the three months and nine months ended September 30, 2001, of $203 and $433, respectively.

     Within global operations it was determined that there was excess test equipment at a number of system houses that would no longer be required as a result of the current industry and economic environment. As a result, we recorded a charge of approximately $24 and $82 for the three months and nine months ended September 30, 2001, respectively, to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. We expect to dispose of this equipment by the end of the first quarter of 2002.

     Within the photonics components segment, it was determined that there was excess manufacturing equipment at a number of facilities that would no longer be required as a result of the current industry and economic environment. As a result, we recorded a charge of approximately $179 and $260 for the three months and nine months ended September 30, 2001, respectively, to write down the value of this equipment to its net realizable value based on the current fair market value for this type of specialized equipment. We expect to dispose of this equipment by the end of the first quarter of 2002. Also, during the nine months ended September 30, 2001, we wrote down the net carrying value of a specialized manufacturing facility within the photonics components segment for the production of optical components within North America. The write down of approximately $91 reflects the net realizable value based on market assessments for a general purpose facility.

     The intangible asset write-off of $64 for the nine months ended September 30, 2001, is related to the remaining net book value of goodwill recorded on the prior acquisition of MICOM Communications Corp (“MICOM”). As part of our current initiative to strategically realign resources, we made the decision to completely exit the technologies associated with the MICOM acquisition. The results of this prior acquisition were not material to our business, results of operations, and financial condition.

     Write down of intangible assets

     As part of our review of financial results during the three months ended June 30, 2001, we performed an assessment of the carrying values of intangible assets recorded in connection with our various acquisitions. The assessment was performed in light of the significant negative industry and economic trends impacting both our current operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of that assessment was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded a $12,422 write down of intangible assets in the three months ended June 30, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. The write down was primarily related to the goodwill associated with the acquisitions of Alteon, Xros, and Qtera within the network infrastructure segment and the acquisition of the 980 NPLC Business within the photonics components segment. This charge was in addition to the ongoing amortization of intangibles in the second quarter of 2001, as previously discussed above.

     We performed a further assessment for the three months ended September 30, 2001, of the carrying values of intangible assets based on the intangible asset balances outstanding in the period. The carrying value of the intangible assets used for the assessment during the three months ended September 30, 2001 reflected the $12,422 write down recorded for the three months ended June 30, 2001, as well as the ongoing amortization expense incurred on the remaining intangible assets during the three months ended September 30, 2001. The conclusion of the assessment performed during the three months ended September 30, 2001 was that no additional write down of intangible assets was required. In addition, a significant portion of the remaining carrying value of the intangible assets represented enterprise level goodwill. There has been no impairment in enterprise level goodwill during either the three months ended June 30, 2001 or the three months ended September 30, 2001.

     Fair value was determined based on discounted future cash flows for the businesses that had separately distinguishable intangible asset balances and whose operations had not yet been fully integrated into Nortel Networks. The cash flow periods used were five years, the discount rate used was 20 percent, and the terminal values were estimated based upon terminal growth rates ranging from 5 to 11 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates. The discount rate was based upon Nortel Networks weighted average cost of capital, as adjusted for the risks associated with the operations.

     Also, as part of our initiatives to streamline our business around our potential core growth areas, on June 20, 2001, we closed the operations acquired with the EPiCON, Inc. transaction. The remaining net book value of goodwill and acquired technology related to the EPiCON transaction was written off as part of our assessment of the carrying values of intangible assets for the three months ended June 30, 2001. The closure of the EPiCON operations has not had a material impact on our business, results of operation, or financial condition.

     For additional information related to these restructuring activities see “Special charges” in note 7.

Other income (expense) — net

     For the three months ended September 30, 2001, other expense — net was $318 compared to other income — net of $200 for the same period in 2000. Other expense — net for the three months ended September 30, 2001 primarily related to the write down of certain minority investments due to a change in our strategic focus, as well as an other than temporary decline in carrying values caused by a continued significant downturn in both the industry and economic environment. For the three months ended September 30, 2000, other income — net primarily related to a $169 ($116 after-tax) gain due to a reduction in Nortel Networks investment in Entrust, Inc. (formerly Entrust Technologies, Inc.) from 33.5 percent to 27.0 percent primarily as a result of Entrust’s issuance of common shares in connection with its acquisition of enCommerce, Inc.

     For the nine months ended September 30, 2001, other expense — net was $268 compared to other income — net of $775 for the same period in 2000. Other expense — net for the nine months ended September 30, 2001 primarily related to the write down of certain minority investments due to a change in our strategic focus, as well as an other than temporary decline in carrying values caused by a continued significant downturn in both the industry and economic environment. For the nine months ended September 30, 2000, other income — net primarily related to a $169 ($116 after-tax) gain due to a reduction in Nortel Networks investment in Entrust from 33.5 percent to 27.0 percent primarily as a result of Entrust’s issuance of common shares in connection with its acquisition of enCommerce, Inc. and a pre-tax gain of $513 (after-tax $344), due to a sale, in the first quarter of 2000, of a portion of our share ownership in Entrust.

Income tax recovery (provision)

     Our effective tax rates from continuing operations for the three months and nine months ended September 30, 2001 were 30.0 percent and 30.9 percent, respectively, compared to 30.4 percent and 32.0 percent, respectively, for the same periods in 2000, excluding the impact of after-tax charges of Acquisition Related Costs (in-process research and development expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation and, where applicable, certain of the one-time gains and one-time charges. The lower effective tax rate for the three months and nine months ended September 30, 2001, compared to the same periods in 2000, primarily reflected changes in geographic earnings (loss) mix.

Liquidity and capital resources

Cash flows

     Cash and cash equivalents, or cash, were $3,355 at September 30, 2001, an increase of $1,711 (including net cash used by the access solutions operations of $569) from December 31, 2000.

     Cash flows from operating activities were $425 for the nine months ended September 30, 2001. Cash flows from operating activities resulted from cash from changes in operating assets and liabilities, partially offset by a net loss of $5,779, adjusted for non-cash items. Cash from operating assets and liabilities was primarily the result of a decrease in accounts receivable and inventories.

     Cash flows used in investing activities were $1,302 for the nine months ended September 30, 2001. The use of cash was primarily due to expenditures for plant and equipment and a net increase in long-term receivables during the period, partially offset by proceeds on sale of businesses and investments. The expenditures of $1,113 for plant and equipment largely reflect purchases related to general infrastructure. We are currently focusing expenditures for plant and equipment on our core businesses. The previously announced investment plan to expand optical components and systems production capacity and capability was discontinued during the second quarter of 2001 as a result of the then current business environment. The net increase in long-term receivables during the period was approximately $485, primarily attributable to increased funding of customer financings in the first half of 2001. Proceeds on sale of businesses and investments of $232 resulted primarily from the outsourcing of manufacturing activities.

     Cash flows generated from financing activities were $3,162 for the nine months ended September 30, 2001. Cash flows from financing activities primarily resulted from the Company’s private offering of $1,800 of 4.25 percent convertible senior notes completed on August 15, 2001, and Nortel Networks Limited’s debt offering of $1,500 of 6.125 percent notes completed on February 8, 2001.

     On August 15, 2001, the Company completed a private offering of $1,800 of 4.25 percent convertible senior notes, due on September 1, 2008. These notes pay interest on a semi-annual basis on March 1 and September 1, beginning on March 1, 2002. These notes are convertible at any time by holders into common shares of the Company at an initial conversion price of ten dollars per common share, which is subject to adjustment upon the occurrence of certain events. Nortel Networks Limited is the guarantor of the notes.

     On February 8, 2001, Nortel Networks Limited completed an offering of $1,500 of 6.125 percent notes due on February 15, 2006. These notes pay interest on a semi-annual basis on February 15 and August 15, which began on August 15, 2001. These notes are redeemable, at any time at Nortel Networks Limited’s option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a make-whole premium.

Uses of liquidity

     Discontinued operations

     The remaining accruals totalling $1,161 were related to certain future contractual obligations and estimated liabilities of the discontinued access solutions operations, and estimated operating losses during the planned period of disposition, and are expected to be drawn down by cash payments, the impact of which is expected to be partially offset by cash inflows generated from the sale of certain assets over the planned period of disposition. See “Discontinued operations” for additional details.

     Special charges

     The remaining cash outlays of $939 related to workforce reduction initiatives and contract settlement and lease costs are expected to be substantially completed by the end of the fourth quarter of 2002. An additional cash charge will be recorded in the fourth quarter of 2001, related to our announcement on October 2, 2001, of further workforce reductions. See “Special charges” for additional details.

     Common share dividends

     On June 15, 2001, the Company announced that its Board of Directors had decided to discontinue future common share dividends after payment on June 29, 2001 of the $0.01875 per common share dividend, which will improve our cash flow by approximately $60 per quarter.

     Customer financing and related credit risk

     The competitive environment in which we operate has required in the past, and we expect may continue to require in the future, that we, and many of our principal competitors, provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for certain non-product and service costs associated with network installation and integration of our products and services, and financing for working capital purposes and equity financing. At September 30, 2001, we had entered into certain financing agreements for which the remaining commitment to provide future customer financing was up to approximately $1,900, not all of which is expected to be drawn upon.

     We expect to continue to hold certain current customer financing obligations for longer periods prior to any possible placement with third-party lenders, due to, among other factors, recent economic uncertainty in various countries, current capital market conditions, adverse changes in the credit ratings of our customers or ourselves, and reduced demand for telecommunications financings in capital and bank markets. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks, may require us to hold certain customer financing obligations over a longer term. There can be no assurance that we will be able to place any of our current, or future, customer financing obligations with third-party lenders on acceptable terms.

     As well, recently certain of our customers, including competitive local exchange carriers, have filed for bankruptcy or have been experiencing financial difficulties. Should customers fail to meet their customer financing obligations to us, we could experience reduced cash flows and losses in excess of provisions. We review the levels of our customer financing provisions on a regular basis, and as a result of our reviews during the second and third quarters of 2001, we increased our customer financing provisions to reflect the fact that customers may be unable to meet their repayment obligations to us in the future as a result of the current market conditions. In addition to being increasingly selective in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk, including performance milestones, other conditions of funding, and active customer financing portfolio reviews. Management is focused on the strategic use of our limited customer financing capacity, on revolving that capacity as quickly and efficiently as possible, and on managing the absolute dollar amount of our customer financing obligations. However, there can be no assurance that such measures will reduce our exposure to customers’ credit risk.

     As part of the selective use of our customer financing capacity, we may provide customer financing in the future for such customer requirements as turnkey construction of new networks, particularly third generation, or 3G, wireless operators. We anticipate that, due to current capital market conditions, if we provide such customer financing in the future we will be required to directly support a significantly greater amount of such financings compared to our past experience, in which we have traditionally been able to place a large amount of our customer financing obligations with third-party lenders. We will continue to seek to arrange for third-party lenders to assume our customer financing obligations and to fund other customer financings from working capital and conventional sources of external financing in the normal course.

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

Sources of liquidity

     Subsequent to the February 8, 2001 offering of $1,500 of 6.125 percent notes by Nortel Networks Limited, we have remaining capacity to issue from time to time up to an aggregate of $1,000 of debt securities and warrants to purchase debt securities, pursuant to a shelf registration statement filed with the United States Securities and Exchange Commission. Refer to the discussion below regarding our debt ratings and also see “Forward-looking statements” for factors that may affect this program.

     Additionally, Nortel Networks Limited has also filed in each of the provinces of Canada a short form prospectus under the Canadian shelf prospectus program qualifying it to issue up to $500 (Canadian) of debt securities and warrants to purchase debt securities. This program will expire on February 23, 2002. In order to issue securities under this program, the securities to be issued must have received minimum specified approved ratings from approved ratings organizations. Refer to the discussion below regarding our debt ratings and also see “Forward-looking statements” for factors that may affect this program.

     On April 12, 2000, Nortel Networks Limited and Nortel Networks Inc. entered into five-year and 364-day syndicated credit agreements, which permit borrowings in an aggregate amount of up to $2,000. On April 11, 2001, Nortel Networks Limited and Nortel Networks Inc. extended and increased the April 12, 2000, 364-day syndicated credit agreements to permit borrowings in an aggregate amount of up to $1,750 from $1,250, with a one-year term out option to convert outstanding amounts under the 364-day syndicated credit agreements into term loans on the termination date of the credit agreements. As a result, total borrowings permitted under these syndicated five-year and 364-day credit agreements are $2,500. Nortel Networks Limited and Nortel Networks Inc. had not drawn on these syndicated credit agreements as at September 30, 2001. These agreements have been used to support borrowings under our commercial paper program. Borrowings related to the commercial paper program have been substantially reduced from levels at June 30, 2001, due to limited access to the commercial paper market as a result of our recent debt ratings downgrades. Refer to the discussion below regarding our debt ratings and also see “Forward-looking statements” for factors that may affect our commercial paper program. On June 14, 2001, Nortel Networks Limited and Nortel Networks Inc. entered into new 364-day credit agreements with certain banks to permit additional borrowings in an aggregate amount up to $2,000, with a one-year term out option to convert outstanding amounts under the credit agreements into term loans on the termination date of the credit agreements. Nortel Networks Limited and Nortel Networks Inc. had not drawn on these credit agreements as at September 30, 2001. The credit agreements contain customary covenants, events of default and conditions to drawdown, including satisfaction of a minimum level of consolidated tangible net worth of Nortel Networks Limited. We are in ongoing discussions with our banks on Nortel Networks liquidity needs. As of September 30, 2001, Nortel Networks Limited and Nortel Networks Inc. were in compliance with the covenants and conditions under the credit agreements. See “Forward-looking statements” for factors that may affect our ability to comply with such covenants and conditions.

     Subsequent to the second quarter of 2001, Nortel Networks has completed or announced several transactions to divest portions of our business, primarily related to the continuing transformation of its supply chain from a vertically integrated manufacturing model to a virtually integrated model, and in conjunction with our current work plan to divest non-core businesses. Net cash proceeds from these transactions are expected to be approximately $700, of which approximately $150 has been received and $550 is expected to be realized during the next several quarters. See “Forward-looking statements” for factors that may affect our ability to consummate these transactions.

     The total debt to total capitalization ratio of the Company was 41 percent at September 30, 2001, compared to six percent at December 31, 2000 and seven percent at September 30, 2000. The increase in the total debt to total capitalization ratio at September 30, 2001, compared to December 31, 2000, was due to the reduction in retained earnings as a result of the net losses for the nine months ended September 30, 2001, and the increase in total debt due to the issuance of $1,800 of 4.25 percent convertible senior notes on August 15, 2001 and $1,500 of 6.125 percent notes on February 8, 2001.

     On October 3, 2001, Moody’s Investors Service lowered the credit ratings on long term, unsecured debt issued or guaranteed by Nortel Networks Limited to Baa2 from Baa1 and on preferred shares issued by Nortel Networks Limited from Baa3 to Ba1. Moody’s also placed both the long term ratings and the Prime-2 short term ratings on review for possible future downgrade. This downgrade follows previous downgrades on August 2, 2001 and July 3, 2001. On October 3, 2001, Standard & Poor’s lowered the credit ratings on long term unsecured debt issued or guaranteed by Nortel Networks Limited from BBB to BBB- and on commercial paper issued or guaranteed by Nortel Networks Limited from A-2 to A-3. Standard & Poor’s also assigned a global scale rating of BB and a Canadian scale rating of P-3 on preferred shares issued by Nortel Networks Limited. Standard & Poor’s outlook was negative. This downgrade follows the previous downgrade on July 18, 2001. In their respective press releases since July 3, 2001, Moody’s and Standard & Poor’s stated that the lowered ratings over the past several months reflect the considerable decline in purchasing of our products by service providers, uncertainties as to the duration and severity of the industry adjustment, and the challenge of maintaining appropriate capacity and employee morale. Despite the lowered ratings, our ratings remain within investment grade levels. There can be no assurance that our credit ratings will not be lowered further or that such ratings agencies will not issue adverse commentaries, resulting in higher financing costs and reduced access to the capital markets.

     We believe that our current cash and cash equivalents, potential proceeds from the sale of non-core businesses or businesses that do not provide us with competitive differentiation, and/or investments and additional unused sources of cash available to us as outlined above, and potential proceeds from other conventional sources of external financing (which may include a variety of debt and/or convertible debt financings) will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next 12 months. However, there can be no assurance that our net cash requirements will be as we currently expect, or that we will continue to have access to our credit facilities when and as needed. See “Forward-looking statements” for factors that may affect our cash flows and debt levels.

Legal proceedings

     In connection with the January 28, 2000 acquisition of Qtera Corporation, currently an indirect subsidiary of the Company, Qtera and two of its employees were named as defendants in a lawsuit filed by Siemens ICN in the 15th Judicial Circuit for Palm Beach County, Florida. The lawsuit alleged various claims, including purported misappropriation of trade secrets. This dispute has been resolved to the satisfaction of the parties and without material adverse effect to Nortel Networks.

     Subsequent to the February 15, 2001 announcement in which the Company provided revised guidance for financial performance for the fiscal year and first quarter 2001, the Company and certain of its then current officers and directors have been named as defendants in more than twenty-five purported class action lawsuits. These lawsuits, which have been served through September 24, 2001 in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario, Quebec, and British Columbia in Canada, on behalf of shareholders who acquired the Company’s securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. In addition, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation between January 18, 2001 and February 15, 2001, alleging violation of the same United States federal securities laws as the other lawsuits. This case arose after the acquisition on February 13, 2001 by the Company of JDS Uniphase Corporation’s Zurich, Switzerland-based subsidiary, a designer and manufacturer of strategic 980 nanometer pump-laser chips, and related assets in Poughkeepsie, New York in exchange for common shares of the Company. On May 11, 2001, the Company filed motions to dismiss and/or stay in connection with the proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The order requires that the plaintiffs file a consolidated amended complaint within 30 days of the order and that the defendants respond 30 days thereafter. To date, no consolidated amended complaint has been filed by the plaintiffs.

     On February 12, 2001, Nortel Networks Inc., an indirect subsidiary of the Company, was served with a consolidated amended class action complaint that purported to add the Company as a defendant to a lawsuit commenced in July 2000 against Entrust, Inc. (formerly Entrust Technologies, Inc.) and two of its then current officers in the United States District Court of Texas, Marshall Division. This first complaint alleges that Entrust, two officers of Entrust, and the Company violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. The Company is alleged to be a controlling person of Entrust. On April 6, 2001, the Company filed a motion to dismiss this first complaint against the Company. On July 31, 2001, the complaint was dismissed without prejudice. On August 31, 2001, two plaintiffs filed a second amended class action complaint against the same defendants asserting claims substantially similar to those in the first complaint. On September 21, 2001, the Company filed a motion to dismiss this second complaint. The motion is currently under consideration by the District Court.

     On March 4, 1997, Bay Networks, Inc., a company acquired by Nortel Networks Limited on August 31, 1998, announced that some of its shareholders had filed two separate lawsuits against Bay Networks and ten of Bay Networks’ current and former officers and directors. Both lawsuits sought damages on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. Shareholders filed one lawsuit in the United States District Court for the Northern District of California and alleged violations of the federal securities laws. In September 1998, the California District Court dismissed the plaintiffs’ complaint, granting leave for the plaintiffs to amend the complaint. In November 1998, the California District Court ordered a stay of the proceedings until the United States Court of Appeals for the Ninth Circuit rendered a decision regarding pleading standards in securities litigation in an unrelated case involving Silicon Graphics, Inc. After this decision was rendered on July 2, 1999 favourably to the defense, the plaintiffs filed a third amended complaint in December 1999, and the defendants filed a motion to dismiss on January 31, 2000. On August 17, 2000, the defendants’ motion to dismiss the federal complaint was granted and judgment in favour of defendants was entered August 18, 2000. On September 8, 2000, the plaintiffs filed a notice of appeal of that order and judgment. Briefing in the Ninth Circuit has been completed and oral arguments were held on July 11, 2001. On August 1, 2001, the Ninth Circuit denied the plaintiffs’ appeal. Plaintiffs filed the other lawsuit announced on March 4, 1997 in the California Superior Court, County of Santa Clara, alleging violations of the California Corporations Code. On April 18, 1997, a shareholder (represented by some of the same plaintiffs’ law firms as in the cases discussed above) filed a second lawsuit in the California Superior Court, alleging violations of the federal securities laws and California Corporations Code by Bay Networks and nine of its current and former officers and directors. The second action before the California Superior Court sought damages on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. In April 1998, the California Superior Court granted the defendants’ motion to consolidate the two state court actions and denied the plaintiffs’ motion for class certification. The plaintiffs in the consolidated California actions appealed the order denying class certification. On January 19, 2000, the California Court of Appeals affirmed the order denying the class certification. The plaintiffs filed a petition for review with the California Supreme Court which was denied. In February, 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the consolidated California Superior Court actions; they seek to become the representatives of a class of shareholders alleged in their complaint in intervention. The motion for intervention was granted on June 8, 2001 and the new plaintiffs filed their complaint in intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On June 18, 2001, defendants removed the consolidated state court actions to the California District Court on the grounds that the class claims asserted by the complaint in intervention are barred by Securities Litigation Uniform Standards Act. The defendants have filed a motion to dismiss that complaint while the various plaintiffs have sought to have the case remanded to the California Superior Court. On September 19, 2001, the defendants’ motion to dismiss was rejected and the plaintiffs’ motion to remand was granted. The defendants will appeal in the United States Court of Appeals for the Ninth Circuit with respect to the decisions in such motions.

     We are also a defendant in various other suits, claims, proceedings, and investigations arising in the normal course of business.

     We cannot determine our total aggregate amount of monetary liability or the financial impact of the above matters. We do not therefore know whether these actions, suits, claims, proceedings and investigations, which seek damages of material or indeterminate amounts, will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. Unless we have otherwise noted, we and any of our named directors and officers and those of any of our subsidiaries intend to vigorously defend these actions, suits, claims, proceedings, and investigations.

Environmental matters

     Nortel Networks, primarily as a result of its manufacturing operations, is subject to numerous environmental protection laws and regulations in various jurisdictions around the world, and is exposed to liabilities and compliance costs arising from its past and current generation, management and disposition of hazardous substances and wastes.

     Nortel Networks has remedial activities under way at six of its facilities and seven previously occupied sites. An estimate of Nortel Networks anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in the Company’s environmental accruals in an approximate amount of $24.

     For a discussion of Environmental matters, see “Environmental matters” in note 22 to the Company’s audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2000, restated for discontinued operations, and included in the Company’s Current Report on Form 8-K, filed with the United States Securities and Exchange Commission on August 8, 2001.

Forward-looking statements

     Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” and similar expressions, are forward-looking statements. These address our business, results of operations, and financial condition, and include statements based on current expectations, estimates, forecasts, and projections about the operating environment, economies and markets in which we operate and our beliefs and assumptions regarding such operating environment, economies and markets. In addition, we or others on our behalf may make other written or oral statements which constitute forward-looking statements. This information and such statements are subject to important risks, uncertainties, and assumptions, which are difficult to predict. The results or events predicted in these statements may differ materially from actual results or events. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors set forth below. Except as otherwise required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Restructuring and our work plan. In response to changes in industry and market conditions, we have restructured, we are further restructuring, and we may continue to restructure our activities to more strategically realign our resources. Our work plan is based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment which may not prove to be accurate. Our work plan has involved the implementation of a number of initiatives to streamline our business and focus our investments on delivering key next-generation solutions, including discontinuing our access solutions operations, writing off tangible and intangible assets, and otherwise exiting businesses. There can be no assurance that our work plan will be sufficient in light of current or future capital markets and telecommunications and networking industry conditions. As well, there can be no assurance that we will not be required to refine, expand or extend our work plan, or that we will return to profitability as a result of our work plan. In addition, there can be no assurance that the reductions in employee positions and disposition of assets associated with our work plan have not impaired our ability to realize our current or future business objectives.

     There can be no assurance that the costs actually incurred in connection with restructuring actions will not be higher than the estimated costs of such actions. Additional restructuring actions may include assessing whether we should consider disposing of or otherwise exiting additional businesses and reviewing the recoverability of remaining tangible and intangible assets. Any decision to further limit investment or to dispose of or otherwise exit additional businesses may result in the recording of additional accrued liabilities for one-time or other charges such as workforce reduction costs, facilities reduction costs, asset write downs, and contractual settlements. Current and additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business, results of operations, and financial condition.

     Fluctuations in operating results, general industry, economic, and market conditions, and volatility. Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our future operating results may be affected by various trends and factors that must be managed in order to achieve favourable operating results. The inability to accurately forecast and manage these trends and factors could have a material adverse effect on our business, results of operations, and financial condition. Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	fixed costs and our ability to successfully complete programs on a timely basis to reduce our cost structure and streamline our operations;

•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses, and to dispose of or exit other non-core businesses;

•	inherent uncertainties underlying the estimates and assumptions used in calculating asset valuations, changes in accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets;

•	our ability to implement our work plan without negatively impacting our relationships with our customers;

•	fluctuations in our current cash flows and our estimates of future cash requirements;

•	the impact of acquired businesses and technologies;

•	increased price and product competition in the networking industry;

•	the development, introduction and market acceptance of new technologies and integrated networking solutions, as well as the adoption of new networking standards;

•	variations in sales channels, product costs and the mix of products sold;

•	the size and timing of customer orders and shipments;

•	correctly sizing inventory levels; and

•	product development schedules, manufacturing capacity and lead times.

In addition, there are trends and factors beyond our control which may affect our businesses. Such potential trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

•	adverse changes in the credit ratings of our customers, suppliers, and ourselves;

•	adverse changes in the conditions in our industry and the specific markets for our products;

•	the trend towards sales of integrated network solutions;

•	visibility to, and the actual size and timing of, capital expenditures by our customers;

•	inventory practices, including the timing of deployment, of our customers;

•	the amount of network capacity, sharing and/or acquisition of new and/or existing network capacity, and network capacity utilization rates, of our customers, and by our customers;

•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

•	the overall trend toward industry consolidation and rationalization among customers, competitors and suppliers;

•	conditions in the broader market for communications, including data networking, computerized information access equipment and services, and the domestic or global economy generally;

•	geographic mix of revenues, and the associated impact on gross margins;

•	governmental regulation or intervention affecting communications or data networking;

•	the effects of war and acts of terrorism; and

•	other factors.

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

     Senior management and employees. Competition for key positions and technical personnel in the high-technology industry is intense, despite current economic conditions. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel in a timely manner, particularly key members of senior management and in our key areas of potential growth. A key to attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through such programs as stock option plans and employee investment plans, the value of which may be adversely affected by stock price volatility or negative stock price performance. We may also find it more difficult to attract or retain qualified employees due to our recent significant reductions in employee positions. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. There can be no assurance that we will be successful in attracting, retaining or recruiting qualified employees, including members of senior management, in the future and a failure to do so could have a material adverse effect on our business, results of operations, and financial condition.

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

     In order to finance our business we have incurred, or have entered into credit facilities allowing for drawdowns of, significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, including debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to certain sources of funding, including credit facilities, or lower than expected cash inflows could have adverse consequences on the operation of our business, including the following:

•	we may have difficulty borrowing money in the future, or accessing sources of funding, including credit facilities;

•	we may need to use a larger portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash inflows would make us more vulnerable to economic downturns and adverse developments in our business; and

•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets, and/or forego business opportunities including acquisitions, research and development projects, or product design enhancements.

     Certain of our debt instruments are publicly rated by independent rating agencies. Our public debt ratings also affect our ability to raise debt, including our access to the commercial paper market, and to perform asset-based financings, as well as the cost and terms and conditions of debt and asset-based financings. Any negative developments regarding our cash flows, public debt ratings and/or our incurring significant levels of debt could have a material adverse effect on our business, results of operations, and financial condition.

     Voice and data convergence. We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic. We also expect that use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet to have a significant impact on traditional voice networks, both wireline and wireless, and we believe that this will create market discontinuities, which will drive the convergence of data and telephony and give rise to the demand for Internet Protocol (or IP)-optimized networking solutions and third generation, or 3G, wireless networks. Many of our traditional customers have already begun to invest in data networking and/or in transitioning from voice to include data traffic. However, as a result of the recent changes in industry and market conditions, many of our customers have reduced their capital spending on telecommunications infrastructure. As well, we cannot be sure what the rate of such convergence will be due to the dynamic and rapidly evolving nature of the communications business, and the technology involved. Consequently, there is no assurance that the market discontinuities and the resulting demand for IP-optimized networking solutions or 3G wireless networks will continue to develop or any assurance as to the pace of that development. Certain events (including the availability of required new technologies and products or the evolution of other technologies) may occur which would affect the extent or timing of anticipated market demand or increase the demand for products based on other technologies and reduce the demand for IP-optimized networking solutions or 3G wireless networks. Continued reductions in capital spending on telecommunications infrastructure by our customers, or a lack of growth in the rate of data traffic, in the use of the Internet, or in demand for IP-optimized networking solutions or 3G wireless networks in the future, could have a material adverse effect on our business, results of operations, and financial condition.

     Costs of the business, and related factors. We must implement our work plan in a timely manner to adjust the costs of our business to reflect current and expected future economic conditions, market demands and revenues, and to achieve future profitability. We must also manage what we believe to be the potentially higher growth areas of our business and the non-core areas of our business effectively in light of current and future market demands and trends. In addition, in order for us to take advantage of the anticipated growth in demand for IP-optimized networking solutions, we have made, and may continue to make, strategic acquisitions, involving significant risks and uncertainties. These risks and uncertainties include:

•	the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those needed to be successful in the industry;

•	the risk that future valuations of acquired businesses may vary materially from the market price we paid for such businesses;

•	the generation of insufficient revenues by acquired businesses to offset increased operating expenses associated with such businesses;

•	the potential difficulties in completing in-process research and development projects;

•	the difficulties in integrating new products, businesses and operations in an efficient and effective manner;

•	the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

•	the potential loss of key employees of the acquired businesses;

•	the risk that acquired businesses may divert the attention of senior management from the operation of our business; and

•	the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

     Our inability to successfully implement and/or refine our work plan on a timely basis, to operate and integrate significant acquired businesses, to manage the business effectively, or size our business appropriately could have a material adverse effect on our business, results of operations, and financial condition.

     Rapid technological change. The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of new products and upgrades and cost reductions of current products to address the operational speed, bandwidth, efficiency, and cost requirements of our customers, to provide our customers with new revenue-generation opportunities, to comply with emerging industry standards and to operate with products of other suppliers, and to address emerging market trends as well as competing technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions and 3G wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Investments in such development may result in expenses growing at a faster rate than revenues. There can be no assurance that we will successfully target new market opportunities, develop and commercialize new products in a timely manner, or achieve market acceptance for our new products. The success of new or enhanced products, including IP-optimized networking solutions and 3G wireless networks, depends on a number of other factors including the timely introduction of such products, market acceptance of new technologies and industry standards, competing product offerings, the pricing and marketing of such products, and the availability of funding for such networks. Products and technologies developed by our competitors may render our products obsolete. An unanticipated change in one or more of the technologies affecting telecommunications and data networking, or in market demand for products based on a specific technology, particularly lower than anticipated, or delays in, demand for IP-optimized networking solutions, particularly long-haul and metropolitan optical networking solutions, or 3G wireless networks, could have a material adverse effect on our business, results of operations, and financial condition if we fail to respond in a timely and effective manner to such changes.

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

     Our principal competitors are large telecommunications equipment suppliers, such as Alcatel, Lucent Technologies Inc., Siemens Aktiengesellschaft, and Telefonaktiebolagat LM Ericsson, and data networking companies, such as Cisco Systems, Inc. and Avaya Inc. Other principal competitors include providers of wireless networking equipment, such as Nokia Corporation and Motorola, Inc., and providers of optical networking equipment, including Fujitsu Limited, Marconi plc, CIENA Corporation, and ONI Systems Corp. Since some of the markets in which we compete are characterized by the potential for rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller niche market companies and start-up ventures are now and may become principal competitors in the future. We may also face competition from resales of used telecommunications equipment, including our own on occasion, by failed, downsized or consolidated high-technology enterprises and telecommunications service providers.

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

     International and emerging markets. We intend to continue to pursue international and emerging market growth opportunities. In many international markets, long-standing relationships between our potential customers and their local providers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international and emerging growth opportunities may require significant investments for an extended period before we realize returns on such investments, if any. Investments in international and emerging markets may result in expenses growing at a faster rate than revenues. Such projects and investments could be adversely affected by:

•	reversals or delays in the opening of foreign markets to new competitors;

•	trade protection measures;

•	exchange controls;

•	currency fluctuations;

•	investment policies;

•	restrictions on repatriation of cash;

•	nationalization of local industry;

•	economic, social and political risks;

•	taxation;

•	interest rates; and

•	other factors, depending on the country involved.

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

     Foreign exchange. We continue to pursue business opportunities globally. Accordingly, an increasing proportion of our business may be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. Our primary currency exposures are to Canadian dollars, United Kingdom pounds and the Euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve. For instance, if we increase our presence in emerging markets, we may see an increase in our exposure to such emerging market currencies, such as the People’s Republic of China renminbi. These currencies may be affected by internal factors, and external developments in other countries, which can have an adverse impact on a country’s currency. We will continue to monitor our exposure and we may hedge against these or any other emerging market currencies as we consider necessary.

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

     Rationalization and consolidation in the telecommunications industry. The telecommunications industry has experienced the consolidation and rationalization of industry participants and we expect this trend to continue. There have been adverse changes in the public and private equity and debt markets for telecommunications industry participants which have affected their ability to obtain financing or to fund capital expenditures. Some operators have experienced financial difficulty and have, or may, file for bankruptcy protection or be acquired by other operators. Other operators may merge and we and one or more of our competitors may each supply products to the companies that have merged or will merge. This rationalization/consolidation could result in our dependence on a smaller number of customers, purchasing decision delays by the merged companies and/or our playing a lesser role, or no longer playing a role, in the supply of communications products to the merged companies. In addition, various telecommunications equipment suppliers may enter into business combinations, or may be acquired by or sell a substantial portion of their assets to another competitor, resulting in accelerated product development, increased financial strength, or a broader base of customers, creating even more powerful or aggressive competitors. We may also see rationalization among equipment suppliers. The business failure of operators, competitors or suppliers may cause uncertainty among investors and the telecommunications market generally. Industry consolidation and rationalization could have a material adverse effect on our business, results of operations, and financial condition.

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

     Stock price volatility. The Company’s common shares have experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many technology companies in particular and that have in some cases been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of our securities, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt or convertible debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect on the market price of the Company’s common shares.

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

     We expect to continue to hold certain current customer financing obligations for longer periods prior to any possible placement with third-party lenders, due to, among other factors, recent economic uncertainty in various countries, current capital market conditions, adverse changes in the credit ratings of our customers or ourselves, and reduced demand for telecommunications financings in capital and bank markets. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks, may require us to hold certain customer financing obligations over a longer term. There can be no assurance that we will be able to place any of our current, or future, customer financing obligations with third-party lenders on acceptable terms.

     As well, recently certain of our customers, including competitive local exchange carriers, have filed for bankruptcy or have been experiencing financial difficulties. Should customers fail to meet their customer financing obligations to us, we could experience reduced cash flows and losses in excess of provisions. We review the levels of our customer financing provisions on a regular basis. In addition to being increasingly selective in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk, including performance milestones, other conditions of funding, and active customer financing portfolio reviews. Management is focused on the strategic use of our limited customer financing capacity, on revolving that capacity as quickly and efficiently as possible, and on managing the absolute dollar amount of our customer financing obligations. However, there can be no assurance that such measures will reduce our exposure to customers’ credit risk.

     As part of the selective use of our customer financing capacity, we may provide customer financing in the future for such customer requirements as turnkey construction of new networks, particularly 3G wireless operators. We anticipate that, due to current capital market conditions, if we provide such customer financing in the future we will be required to directly support a significantly greater amount of such financings compared to our past experience, in which we have traditionally been able to place a large amount of our customer financing obligations with third-party lenders. We will continue to seek to arrange for third-party lenders to assume our customer financing obligations and to fund other customer financings from working capital and conventional sources of external financing in the normal course.

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

     Component supply, manufacturing capacity, and inventories. Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts from suppliers and internal manufacturing capacity. We work closely with our suppliers to meet increases in customer demand, when needed, and also manage our internal manufacturing capacity and inventory levels as required. However, there can be no assurance that we will not encounter component shortages in the future. In addition, our component and manufacturing services suppliers have experienced, and may continue to experience, a consolidation in the industry, which may result in fewer sources of components and greater exposure to the financial stability of our suppliers. Also, inventory purchases and commitments are based upon future sales forecasts. If inventory levels are higher than required to meet actual sales levels, obsolescence charges and loss of cost savings on future inventory purchases may result, adversely affecting gross margins. If product demand is less than our commitments to suppliers, we may need to renegotiate our commitment levels. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, our inability to renegotiate supplier commitment levels, if necessary, or excessive inventory levels could have a material adverse effect on our business, results of operations, and financial condition or our relationships with our customers.

     Strategic alliances. We have entered into a number of strategic alliances with suppliers, developers, and members of our industry to facilitate product compatibility, encourage adoption of industry standards, or to offer complementary product or service offerings to meet customer needs. In some cases, we compete in business areas with companies with which we also have strategic alliances. If a member of a strategic alliance fails to perform its obligations, or if the relationship fails to develop as expected, we could experience delays in product availability or impairment of our relationships with our customers. Negative developments with respect to, or terminations of, strategic alliances could have a material adverse effect on our business, results of operations, and financial condition.

     Litigation. We are currently a defendant in over twenty-five class actions and other lawsuits as well as lawsuits in the normal course of our business. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

Recent pronouncements

     In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, for the disposal of a segment of a business. We are required to adopt the provisions of SFAS 144 effective January 1, 2002. The Company has not yet determined the effect of the adoption of SFAS 144 on our business, results of operations or financial condition.

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, or SFAS 141, and SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, effective for fiscal years beginning after December 15, 2001. SFAS 141 transitional rules require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method is now prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach and, as a result, the amortization of goodwill will cease upon adoption of this Statement on January 1, 2002. However, goodwill and intangible assets with an indefinite life will not be amortized for any acquisitions completed after June 30, 2001.

     The adoption of SFAS 141 will not have an impact on our business, results of operations, or financial condition. The Company will be performing the first of the required impairment tests under SFAS 142 during 2002 and has not yet determined the effect of adoption on our business, results of operations, or financial condition.

     For a discussion of recent pronouncements, see “Recent pronouncements” in note 19.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact the Consolidated Financial Statements of the Company due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II
OTHER INFORMATION

ITEM 1.   Legal Proceedings

     For a discussion of our material legal proceedings, see “Legal proceedings” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     During the third quarter of 2001, the Company issued an aggregate of 163,923 common shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration pursuant to Regulation S under the United States Securities Act of 1933 (the “Securities Act”), as amended. All funds received by the Company in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to the Company to round up fractional entitlements into whole shares. The Company keeps these nominal amounts and uses them for general corporate purposes.

	Number of Common Shares Issued Without U.S.	Range of
	Registration Upon Exercise	Exercise Prices
Date of Exercise	of Stock Options Under Nortel/BCE Plans	Canadian$

06/30/01	19,435	34.40 - 51.88

07/20/01	36,105	34.40 - 51.88

08/01/01	5,261	34.40 - 46.48

08/23/01	19,534	34.40 - 51.88

09/17/01	1,688	46.48

09/28/01	81,900	31.63 - 58.38

     The former registered holders of Cumulative Redeemable Class A Preferred Shares Series 4 (the “Series 4 Preferred Shares”) of Nortel Networks Limited had the right to exchange such shares into common shares of the Company upon the occurrence of at least two consecutive unsuccessful auctions in respect of the monthly dividend rate for the Series 4 Preferred Shares (the “Exchange Rights”). Under the Exchange Rights, holders of Series 4 Preferred Shares who gave notice of exercise within three business days after the date of the second (or subsequent) consecutive unsuccessful auction were entitled to exchange, on the next scheduled auction date, each of their Series 4 Preferred Shares into that number of the Company’s common shares determined by dividing $500,000 (Canadian) by the greater of $2.50 (Canadian) and 95% of the weighted average trading price of the Company’s common shares on The Toronto Stock Exchange for the ten trading days immediately prior to the exchange date.

     The Exchange Rights were exercised as a result of a second consecutive unsuccessful auction on July 10, 2001 and a third consecutive unsuccessful auction on August 14, 2001. As a result, effective August 14, 2001, registered holders of 173 of the 200 then issued and outstanding Series 4 Preferred Shares exchanged their Series 4 Preferred Shares for an aggregate of 7,544,828 common shares of the Company using $11.4648 (Canadian) as the denominator in the conversion formula described above, and effective September 11, 2001, registered holders of the remaining 27 then issued and outstanding Series

4 Preferred Shares exchanged their Series 4 Preferred Shares for an aggregate of 1,490,608 common shares of the Company, using $9.0567 (Canadian) as the denominator in the conversion formula described above. An inter-company agreement dated as of May 1, 2000 and amended as of July 26, 2001 (the “Inter-company Agreement”) between the Company and Nortel Networks Limited provided for the issuance by the Company of its common shares to the registered holders of Series 4 Preferred Shares who exercised their Exchange Rights, and specified the formula for calculating the number of common shares of Nortel Networks Limited that were issued to the Company in consideration for the Company’s common shares that were issued upon the exchange. Pursuant to the Inter-company Agreement, the Company issued 7,544,828 common shares on August 14, 2001 and 1,490,608 common shares on September 11, 2001 to the holders of the Series 4 Preferred Shares upon the effective exercise of the Exchange Rights in consideration for the 3,415,191 and 674,378 common shares issued by Nortel Networks Limited to the Company on those respective dates. The issuance of common shares of the Company to the holders of the Series 4 Preferred Shares on each exchange date was exempt from registration pursuant to Regulation S under the Securities Act on the basis that it occurred outside the United States.

     On August 15, 2001, the Company completed a private offering of U.S.$1.8 billion aggregate principal amount of 4.25% convertible senior notes due 2008 (the “Senior Notes”), which Senior Notes are fully and unconditionally guaranteed (the “Guarantee”) by Nortel Networks Limited, its principal operating subsidiary. The Senior Notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act, at a price equal to 100% of the aggregate principal amount of the Senior Notes. Each initial purchaser of the Senior Notes agreed that it would offer, sell or deliver the Senior Notes and the related Guarantee only to qualified institutional buyers. The initial purchasers received an aggregate purchase discount or commission of U.S.$40.5 million. The Senior Notes are convertible at any time prior to maturity, subject to prior redemption or repurchase into common shares of the Company, at an initial conversion price equal to U.S.$10 per common share, which conversion price is subject to adjustment upon the occurrence of certain events.

ITEM 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:

4	Indenture dated as of August 15, 2001 between the Company, Nortel Networks Limited, as guarantor, and Bankers Trust Company, as trustee, related to convertible debt securities and guarantees authenticated and delivered thereunder, which to date comprise the 4.25% Convertible Senior Notes due 2008.

10.1	Amendment effective as of July 26, 2001 between Nortel Networks Limited and the Company, amending the Agreement dated May 1, 2001 between Nortel Networks Limited (formerly known as Nortel Networks Corporation) and the Company (formerly known as New Networks Inc.) with respect to exchange rights attached to the Nortel Networks Limited Cumulative Redeemable Class A Preferred Shares Series 4.

10.2	Nortel Networks Corporation Executive Retention and Termination Plan, as amended and restated, effective from July 26, 2001.

10.3	Nortel Networks Corporation Special Retention Plan effective August 1, 2001.

10.4	Loan Agreement dated as of August 15, 2001 made between Nortel Networks Limited, as borrower, and the Company, as lender, as amended by Amendment No. 1 dated as of September 30, 2001 between Nortel Networks Limited, as borrower, and the Company, as lender.

b)   Reports on Form 8-K:

The Company filed a Report on Form 8-K dated July 23, 2001 related to its financial results for the second quarter of 2001.

The Company filed a Report on Form 8-K dated August 8, 2001 related to the audited consolidated financial statements for the three years ended December 31, 2000 and unaudited consolidated financial statements for the three month period ended March 31, 2001, each restated to reflect the previously announced discontinued operations. In addition, the Form 8-K also related to the announcement of the proposed offering on a private basis of U.S.$1.0 billion of convertible senior notes by the Company, and guaranteed by Nortel Networks Limited, its principal direct operating subsidiary.

The Company filed a Report on Form 8-K dated August 10, 2001 related to the announcement of certain details of the U.S.$1.5 billion convertible senior notes offering by the Company, and guaranteed by Nortel Networks Limited, reflecting an increase in the size of the offering from U.S.$1.0 billion as previously announced on August 8, 2001.

The Company filed a Report on Form 8-K dated August 14, 2001 related to the announcement of the increase in the size of the offering of convertible senior notes by the Company, and guaranteed by Nortel Networks Limited, from U.S.$1.5 billion, as previously announced on August 10, 2001, to U.S.$1.8 billion.

The Company filed a Report on Form 8-K dated October 4, 2001 related to its financial outlook for the third quarter of 2001, including certain restructuring charges and facility closures related to workforce reductions and business streamlining activities, an update on its work plan, including expected additional workforce reductions and business streamlining activities and the expected impact of the divestiture of non-core businesses, and the announcement of the Company’s new senior management team, including Frank A. Dunn as its new President and Chief Executive Officer.

The Company filed a Report on Form 8-K dated October 22, 2001 related to its financial results for the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS CORPORATION
(Registrant)

Chief Financial Officer	Chief Accounting Officer

“TERRY G. HUNGLE” TERRY G. HUNGLE Chief Financial Officer	“D.C. BEATTY” D.C. BEATTY Controller

Date: November 6, 2001