Form 10-Q/A
period 2001-09-30
NORTEL NETWORKS CORP
filed 2002-02-12
CIK 72911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

DMS, Nortel Networks, and Universal Edge are trademarks of Nortel Networks.

Clarify is a trademark of Amdocs Software Systems Limited.

JungleMUX is a trademark of GE Industrial Systems Technology Management Inc.

EXPLANATORY NOTE: THIS FORM 10-Q/A ADDS ADDITIONAL NARRATIVE ANALYSIS OF OUR OPERATIONS AND FINANCIAL CONDITION WITH RESPECT TO THE QUARTER ENDED SEPTEMBER 30, 2001. THE FINANCIAL INFORMATION CONTAINED IN OUR FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001 HAS NOT BEEN CHANGED. WE HAVE NOT UPDATED THE INFORMATION CONTAINED IN THIS DOCUMENT FOR EVENTS SUBSEQUENT TO THE INITIAL FILING DATE OF OUR FORM 10-Q.

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

In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments are of a normal recurring nature. The financial results for the three months and nine months ended September 30, 2001, are not necessarily indicative of financial results for the full year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, the 2001 Form 8-K, and the Company’s Current Report on Form 8-K/A, filed with the SEC on February 12, 2002, which includes Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000, restated for discontinued operations.

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

Foreign Currency Risk

Nortel Networks enters into option contracts to limit a designated portion of its exposure to unfavourable exchange fluctuations on future foreign currency-denominated revenue or expenditure streams, and forward contracts, which are denominated in various currencies, to limit a designated portion of its exposure to exchange fluctuations on both existing foreign currency denominated assets and liabilities and on future foreign currency-denominated revenue or expenditure streams. The mix of option and forward contracts is determined based on predetermined guidelines established in Nortel Networks formal risk management strategy and depends, in part on the degree of certainty regarding future revenue or expenditure streams. The specific portions of anticipated revenue or expenditure streams that are in designated hedging relationships range between approved minimum and maximum limits established by the risk management policy and is periodically adjusted based on changes in cash flow forecasts or market conditions. Principal currencies hedged include the Canadian dollar, British pound, and Euro. Option and forward contracts used to hedge future revenue or expenditure streams are designated as cash flow hedges and are assessed as being highly effective at generating cash flows that will offset changes in future revenue or expenditure cash flows due to changes in foreign exchange rates. These exposures are hedged out to a maximum of 24 months. Option and forward contracts not designated as hedging instruments under SFAS 133 are also used to economically hedge the impact of fluctuations in exchange rates on existing assets and liabilities including intercompany accounts receivable and intercompany accounts payable trade balances and intercompany loan facilities resulting from the revaluation of these amounts at the month-end spot rates.

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

     In conjunction with this decision, we have restated certain historical financial statements and we refer you to the Company’s audited consolidated financial statements and notes thereto for the three years ended December 31, 2000 and unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2001, restated for discontinued operations, and included in the Company’s Current Report on Form 8-K, filed with the United States Securities and Exchange Commission on August 8, 2001. We also refer you to the Company’s Current Report on Form 8-K/A, filed with the United States Securities and Exchange Commission on February 12, 2002, which includes Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000, restated for discontinued operations.

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

     Cash flows from operating activities were $425 for the nine months ended September 30, 2001. Cash flows from operating activities resulted from changes in operating assets and liabilities, partially offset by a net loss of $5,779, adjusted for non-cash items. The significant fluctuations in the accounts receivable, inventory and accounts payable and accrued liabilities are a direct result of the significant decline in our business during the year. The decline in accounts receivable is primarily the result of declining revenues for the first nine months of 2001, in addition to an increase in our provisions. The decline in inventory is the result of our efforts to reduce inventory levels by reducing our manufacturing capacity, but also due to increased provisions in light of the current economic environment. The increase in accounts payable and accrued liabilities is due to our special charges provision as at September 30, 2001. Partially offsetting these impacts was an increase in income taxes receivable. As a result of the losses incurred during the nine months ended September 30, 2001, we are amending prior year tax returns to recover taxes previously paid.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact the Consolidated Financial Statements of the Company due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the United States Securities and Exchange Commission on February 12, 2002.

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

ITEM 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:

*4	Indenture dated as of August 15, 2001 between the Company, Nortel Networks Limited, as guarantor, and Bankers Trust Company, as trustee, related to convertible debt securities and guarantees authenticated and delivered thereunder, which to date comprise the 4.25% Convertible Senior Notes due 2008.

*10.1	Amendment effective as of July 26, 2001 between Nortel Networks Limited and the Company, amending the Agreement dated May 1, 2001 between Nortel Networks Limited (formerly known as Nortel Networks Corporation) and the Company (formerly known as New Networks Inc.) with respect to exchange rights attached to the Nortel Networks Limited Cumulative Redeemable Class A Preferred Shares Series 4.

*10.2	Nortel Networks Corporation Executive Retention and Termination Plan, as amended and restated, effective from July 26, 2001.

*10.3	Nortel Networks Corporation Special Retention Plan effective August 1, 2001.

*10.4	Loan Agreement dated as of August 15, 2001 made between Nortel Networks Limited, as borrower, and the Company, as lender, as amended by Amendment No. 1 dated as of September 30, 2001 between Nortel Networks Limited, as borrower, and the Company, as lender.

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

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001, filed with the United States Securities and Exchange Commission on November 6, 2001.

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

NORTEL NETWORKS CORPORATION
(Registrant)

President, Chief Executive Officer and Chief Financial Officer	Chief Accounting Officer

“FRANK A. DUNN” FRANK A. DUNN President, Chief Executive Officer and Chief Financial Officer	“D.C. BEATTY” D.C. BEATTY Controller

Date: February 12, 2002