Form 10-K
period 2001-12-31
NORTEL NETWORKS CORP
filed 2002-03-11
CIK 72911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 001-07260

NORTEL NETWORKS CORPORATION
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8200 Dixie Road, Suite 100, Brampton, Ontario, Canada	L6T 5P6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (905) 863-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares without nominal or par value	New York Stock Exchange
4.25% Convertible Senior Notes Due 2008	New York Stock Exchange

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

Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At February 28, 2002, 3,204,652,807 common shares of Nortel Networks Corporation were issued and outstanding. Non-affiliates of the registrant held 3,189,916,346 common shares having an aggregate market value of $16,172,875,874.22 based upon the last sale price on the New York Stock Exchange on February 28, 2002, of $5.07 per share; for purposes of this calculation, shares held by directors and executive officers have been excluded.

Listed hereunder is the document to be incorporated by reference and the Parts of the Form 10-K into which the document will be incorporated:

Document
Proxy circular and proxy statement to be delivered to shareholders in connection with the annual and special meeting of shareholders to be held on April 25, 2002, to be filed pursuant to Regulation 14A on March 11, 2002. Such incorporation by reference specifically shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.	Part of Form 10-K
Part III—Item 10—Directors and Executive Officers of the Registrant
Part III—Item 11—Executive Compensation
Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management
Part III—Item 13—Certain Relationships and Related Transactions

i

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended December 31, 2001	27
	- Business overview	27
	- Developments in 2001	28
	- Core market refocus and associated restructuring	28
	- Intangible assets write down	28
	- Legal matters	29
	- Results of operations - continuing operations	29
	- Revenues	29
	- Segment revenues	29
	- Geographic revenues	29
	- Consolidated	30
	- Metro and Enterprise Networks	30
	- Wireless Networks	31
	- Optical Long-Haul Networks	31
	- Gross profit and gross margin	32
	- Operating expenses	33
	- Selling, general and administrative expense	33
	- Research and development expense	33
	- In-process research and development expense and amortization of intangibles	34
	- IPR&D expense	34
	- Amortization of intangibles	34
	- Acquired technology	34
	- Goodwill	34
	- Special charges	34
	- Restructuring activities	35
	- Write down of intangible assets	36
	- Loss (gain) on sale of businesses	36
	- Other income (expense) - net	37
	- Interest expense	37
	- Income tax benefit (provision)	37
	- Net loss from continuing operations	37
	- Results of operations - discontinued operations	37
	- Critical accounting policies	38
	- Revenue recognition	38
	- Provisions for long-term receivables	38
	- Provisions for inventory	38
	- Tax asset valuation	38
	- Liquidity and capital resources	39
	- Cash flows	39
	- Uses of liquidity	39
	- Special charges	40
	- Common share dividends	40
	- Cash obligations	40
	- Commitments and guarantees	40
	- Customer financing	41
	- Discontinued operations	42
	- Sources of liquidity	42
	- Credit ratings	44
	- Market risk	45
	- Legal proceedings	46
	- Environmental matters	47
	- Employee defined benefit plans	47
	- Forward-looking statements	47
	- Recent pronouncements	58

ii

All dollar amounts in this document are in United States dollars unless otherwise stated.

BAYSTACK, CONTIVITY, DMS, DMS-HLR, DMS-MSC, DMS-MTX, EPICON, MERIDIAN, MERIDIAN 1, NORSTAR, NORTEL NETWORKS, OPTERA, OPTIVITY, PASSPORT, PERIPHONICS, PRESIDE, S/DMS TRANSPORTNODE, SHASTA, SUCCESSION, and SYMPOSIUM are trademarks of Nortel Networks.

ALTEON is a trademark of Alteon WebSystems.

ACCESSNODE and UNIVERSAL EDGE are trademarks of Zhone Technologies, Inc.

CLARIFY is a trademark of Amdocs Software Systems Limited.

JUNGLEMUX is a trademark of GE Industrial Systems Technology Management Inc.

iii

PART I

ITEM 1. BUSINESS

Overview

     Nortel Networks Corporation is a leading global supplier of products and services that support the Internet and other public and private data, voice, and multimedia communications networks using terrestrial and wireless technologies which we refer to as “networking solutions.” Our networking solutions generally bring together diverse networking products from our various product families, and related services, to create either a customized or “off the shelf” solution for our customers. Our business consists of the design, development, manufacture, assembly, marketing, sale, licensing, financing, installation, servicing, and support of networking solutions. Our networking solutions include network equipment, software, and other technologies that enable local and long-distance telephone companies, Internet service providers, and other communications service providers to provide their customers with the ability to communicate locally or globally, through the use of data, voice, and multimedia communications. Our networking solutions also provide enterprises, such as large and small businesses, governments, and other organizations, with the ability to communicate locally or globally within their organization and with other individuals and organizations through the use of data, voice, and multimedia communications. With our networking solutions, we are focused on providing the infrastructure and applications for high-performance networks, as technology transforms the way we communicate and conduct business.

     In the fourth quarter of 2001, we reorganized our operations and evolved the way we manage our business to focus on providing seamless networking products and service capabilities across three core business areas. We now conduct business in three operating segments: Metro and Enterprise Networks, Wireless Networks, and Optical Long-Haul Networks. Accordingly, our financial information by operating segment and product category have been modified and reported on a new basis commencing with the year ended December 31, 2001. We refer you to the descriptions of our “Metro and Enterprise Networks Segment,” our “Wireless Networks Segment,” and our “Optical Long-Haul Networks Segment” below. For financial information by operating segment and product category, we refer you to note 17 to the Consolidated Financial Statements, and to “Results of operations – continuing operations – Revenues – Segment revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The Company’s principal executive offices are located at 8200 Dixie Road, Suite 100, Brampton, Ontario, Canada, L6T 5P6; telephone number (905) 863-0000. The Company was incorporated in Canada on March 7, 2000 under the name New Nortel Inc. On May 1, 2000, the Company participated in a Canadian court-approved plan of arrangement with Nortel Networks Limited, previously known as Nortel Networks Corporation, and BCE Inc., the largest shareholder of Nortel Networks Limited prior to the plan of arrangement. In connection with the plan of arrangement on May 1, 2000:

•	the Company changed its name to Nortel Networks Corporation;

•	the holders of the outstanding publicly traded common shares of Nortel Networks Limited became common shareholders of the Company;

•	common shares of the Company were distributed to the common shareholders of BCE; and

•	Nortel Networks Limited became the principal operating subsidiary of the Company.

The Company also assumed Nortel Networks Limited’s financial reporting history as of May 1, 2000, the date of the plan of arrangement, for financial reporting purposes. As a result, management deems Nortel Networks Limited’s consolidated business activities prior to May 1, 2000 to represent the Company’s consolidated business activities as if the Company and Nortel Networks Limited had historically been the same entity. References to “the Company” mean Nortel Networks Corporation without its subsidiaries. References to “we,” “our,” “us,” or “Nortel Networks” mean the Company and its subsidiaries.

Developments in 2001

     In 2001, the telecommunications industry underwent a period of significant adjustment. During 2001, industry demand for networking equipment slowed significantly in response to the rapid and severe industry and economic downturn in the United States, Europe, and other parts of the world and the related decline in the global capital markets. As a result of this adjustment and the difficulties in obtaining financing for capital expenditures, the business marketplace in the telecommunications industry has changed. Significant excess network capacity now exists as a result of the pace of new network construction during 1999 and 2000 and also due to the financial difficulties now being experienced by a number of communications service providers around the world. Service provider customers are no longer investing in new networks or equipment based primarily on potential future demand. Customers, now focused on reducing their costs and exhausting existing network capacity, have returned to more conservative capital spending strategies and generally require current demand for network capacity prior to investing in new network expansions and equipment. This resulted in a significant reduction in 2001 in the levels of capital spending by communications service providers around the world.

     In light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting our operations and expected future growth rates, we engaged in a number of activities in 2001 to streamline operations and activities around our core markets and leadership strategies. Some of our activities in 2001 include:

•	substantial workforce reductions;

•	amendment of certain credit agreements;

•	discontinuance of our access solutions operations;

•	divestitures and outsourcing transactions; and

•	write down of intangible assets.

The primary focus of these activities in 2001 was to reposition Nortel Networks from a financial perspective. As a result of these initiatives, we have substantially reduced our fixed costs and have created a business organization that we believe is better aligned to the new industry and economic environment. For information on these and other developments in 2001, see “Developments in 2001” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and notes 4, 7, and 8 to the Consolidated Financial Statements.

Networking Solutions

     Our networking solutions include network equipment, software, and other technologies that enable communications locally or globally through the use of data, voice, and multimedia networking. In our industry, networking refers to:

•	the connecting of two or more communications devices, such as telephones for voice communications, and personal computers for data communications, across short or long distances to create a “network”;

•	the connecting of two or more networks; or

•	the connecting of equipment used in a network.

A telecommunications network generally consists of network access equipment, network transport equipment, and core networking equipment.

     Network access – Network access refers to the portion of a network that runs from an end user to the network access equipment that resides in locations between the end user’s site and the interior, or “core,” areas of a network. We do not offer network access solutions for wireline networks, also known as terrestrial networks, or for fixed wireless networks. For our network access solutions for mobile communications networks, we refer you to our “Wireless Networks Segment” description below.

     Network transport – Network transport refers to the portion of a network that runs from network access equipment to core networking equipment, or from core networking equipment in one location to core networking equipment in another location. Network transport may be over wireline cabling (copper wire, fiber optic, or coaxial), or over wireless radio signals transmitted through the air between locations using antennas. Network transport by wireless radio signals is also known as digital radio transport. We do not offer digital radio transport products. The most common method for long-distance network transport is optical networking, which uses light particles/waves to transmit communications signals through fiber optic cables. For our long-distance optical transport products, we refer you to our “Optical Long-Haul Networks Segment” description below. For our other optical transport products, we refer you to our “Metro and Enterprise Networks Segment” description below.

     Core networking – Core networking refers to the apparatus and workings of the interior areas of a network. Core networking equipment directs, routes, or “switches” the data, voice, and multimedia communications signals from one part of the network to another. For our general core networking products, we refer you to our “Metro and Enterprise Networks Segment” description below. For our specialized core networking products designed for wireless communications networks, we refer you to our “Wireless Networks Segment” description below.

Metro and Enterprise Networks Segment

     Products

     Our Metro and Enterprise Networks portfolio of wireline products provide data, voice, and multimedia communications for our customers. Our service provider customers include local and long-distance telephone companies, Internet service providers, and other communications service providers. Our enterprise customers include large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations. We refer you to “Metro and Enterprise Networks Segment – Customers” below. We offer our Metro and Enterprise Networks customers a range of Optical Ethernet solutions, packet switching and routing solutions, and circuit to packet network solutions. We also provide our customers with related professional services, including: strategic planning and network design services; operations planning and consulting services; technology and process outsourcing services; network applications and network content services; and installation and ongoing technical support.

          Optical Ethernet

     We offer our Metro and Enterprise Networks customers a broad range of solutions for metropolitan optical, or “Optical Ethernet,” networks. Optical Ethernet networks transport data, voice, and multimedia communications between locations within a city or between cities of close range by transmitting communications signals in the form of light particles/waves through fiber optic cables. Our customers use optical networking solutions to deliver customized services that include high-speed Internet access, network connections between offices within a city and between cities of close range, and support for the transport and storage of large amounts of data. We offer a suite of Optical Ethernet solutions designed to reduce the congested and complex metropolitan networking bottleneck created by the wide range of users and services that exist within cities (such as businesses, banks, schools, and home users all using the Internet and phone lines). Our Optical Ethernet networking products support data, voice, video, Ethernet, and other types of protocols (such as those used for data backup and storage), and are designed to be expandable, contractible, and generally flexible in order to support the dynamic communications traffic patterns that exist within cities. Our Optical Ethernet product portfolio for metropolitan optical networks consists primarily of the OPTera Metro 3000 series, the OPTera Metro 4000 series, and the OPTera Metro 5000 series.

          Packet Switching and Routing

     We offer a broad range of packet switching and routing solutions for our customers. Packet networking involves the partitioning of a data, voice, or multimedia communications signal into pieces, or “packets,” that are directed or routed through the network independently and then re-assembled at the destination, enabling large numbers of communications signals to be directed or routed simultaneously and more efficiently than in circuit networking, which requires a separate network circuit to be maintained for each communications signal for the duration of the call. Our packet switching and routing systems include data switching systems, aggregation products, virtual private network gateways, and routers.

•	Our Alteon Web products provide data switching designed to allow service providers and enterprises to provide Internet data security, to manage and prioritize the Internet content that is provided to end users, and to balance the amount of communications traffic on multiple Internet servers.

•	Our Passport family of multi-service switching products offers high-speed, high-capacity data switching to support a wide range of data communications technologies, including multi-protocol label switching, asynchronous transfer mode, Internet protocol, and frame relay services. These products are also key components of our Succession solution, Internet protocol virtual private network services, and third generation, or 3G, wireless network data switching solutions. Our Passport Ethernet Routing Switch delivers Internet protocol routing and switching.

•	Our Baystack and Business Policy Switch 2000 portfolio is a series of high performance data switches for our enterprise customers’ small to large local area computer networks that use the Ethernet, a standard computer networking protocol for local area networks. These switching systems are designed to allow the prioritization of communications traffic to ensure network integrity for certain applications, such as systems for voice communications over the Internet.

•	Our Shasta Broadband Service Node aggregation products are designed to give service providers the ability to logically group tens of thousands of residential and business subscribers in order to re-direct them to various Internet service providers, or to centrally apply value added data network services, such as Internet security, on a per subscriber basis. These products support a wide range of data network access technologies, including standard dial-up over copper telephone wire, digital subscriber line, asynchronous transfer mode, wireless, frame relay, and coaxial cable technologies.

•	Our Contivity portfolio of data switching platforms for Internet-based virtual private networks is designed to enable service providers and enterprises to offer secure Internet access for remote users, corporate intranets and corporate extranets. These products are also designed to enable secure enterprise site-to-site communications.

•	Our Bay router portfolio is a family of routers that work with a variety of data networking protocols to offer expandable, contractible, and cost-effective connections for use in our enterprise customers’ local area networks, campus networks, and wide area networks. These solutions use the Internet protocol standard to route data communications traffic from one corporate site to another within an enterprise’s network.

          Circuit to Packet Voice Networks

     Circuit switching systems enable communications signals to be selectively directed or “switched” from one network circuit to another. Our circuit to packet voice network solutions include our combined voice and data communications systems, our Meridian and Norstar enterprise telephone systems, our digital switching systems, our business solutions and applications, and our network management software. Our business solutions and applications include call centers, interactive voice response systems, web-response centers, and advanced speech recognition systems, all of which are designed to enable organizations to integrate customers into their electronic business processes.

•	Our Succession solutions are combined voice and data communications systems for service providers and large enterprises. These solutions are designed to give our customers the ability to support data and large enterprises networking without replacing their existing voice networks, or the ability to add voice services to existing data networks. Our Succession solutions support customers building new networks, and customers who want to transform their existing voice communications network into a cost effective packet network supporting data, voice, and multimedia communications.

•	Our Business Communications Manager is a combined voice and data communications system for branch offices and small to medium-sized businesses that uses both digital and Internet protocol technologies. This solution allows migration from an enterprise’s separate voice and data communications infrastructures to a combined next generation Internet-based system. Available applications include voice messaging, cordless phones, contact center software, and data communications routing.

•	Our CentrexIP system provides a suite of business services to residential and business customers over a packet-based network. It is fully scalable and enables new applications such as multimedia conferencing, unified messaging, and file sharing to be integrated with traditional business voice services.

•	Our Meridian digital telephone switching systems are designed for small, medium, and large commercial enterprises, and government environments. These telephone systems provide voice communications features, such as voice messaging, call waiting and call forwarding, as well as advanced voice services, multimedia applications, and other networking capabilities. Our customers can also configure their Meridian 1 systems to send voice communications over the Internet with our Internet Telephony Gateway products and our i2004 Internet telephones.

•	Our Norstar digital telephone switching systems are designed for small to medium-sized businesses, and branch offices of large organizations. These telephone systems can be configured with a suite of applications, such as voice messaging, cordless phones, contact center software, and interactive voice response systems.

•	Our digital switching system—called DMS, for Digital Multiplex System—provides local, toll, long-distance, operator services, and international gateway solutions. The primary function of our DMS systems is to enable service providers to connect people making local and long-distance telephone calls. Our DMS systems also provide for a broad range of service capabilities, including advanced functions such as caller identification and call waiting, to be offered to the service provider’s residential and business customers.

•	Our Periphonics interactive voice response systems automate functions often conducted by a company’s telephone agents. Our interactive voice response systems answer the telephone, greet callers, offer menu options, and provide information to the caller in a consistent, accurate manner. These systems use advanced speech recognition systems to allow a caller to interact with the system by orally responding to questions or prompts presented to the caller by the system.

•	Our Directory Assistance systems incorporate an interactive voice response system to automate the identification of a caller’s requested directory listing and provide playback.

•	Our Symposium call center portfolio of products provides call center solutions for small, medium, and large organizations. Our Symposium call center solutions can provide either a standard circuit-switched voice system or an Internet-based call center solution.

•	Our Unified Payment products provide near real time billing data to customers’ billing systems. These products enable service providers to operate both pre-paid and post-paid subscription services. These products also provide interfaces to e-commerce and voice recognition platforms that allow service providers to implement end-to-end billing solutions.

•	Our network management software provides management, surveillance, and alarm reporting and networking statistical reporting to ensure a network is operating in the manner expected by service providers and end users. These systems are designed to give our customers the ability to monitor the performance of their network and to make changes to the performance of the network, including the provisioning of new services for end users. Our network management software includes our Preside carrier-class network management software products, and our Optivity network management software products for enterprises.

     Product Development

     We are currently focused on developing products that support the continuing evolution of voice and data communications systems toward converged or combined voice and data networks.

•	Our OPTera Metro 8000 Services Switch is designed to enable service providers to offer Optical Ethernet networks cost-effectively to tens of thousands of enterprise customers in a city. We currently expect the OPTera Metro 8000 Services Switch to be commercially available in the second quarter of 2002.

•	Our Passport 20000 is an extension and evolution of the Passport multiservice series of switches targeted at the core of service provider networks for applications that require increased capacity or increased speeds. The Passport 20000 has been in customer trials since the fourth quarter of 2001, and we currently expect it to become commercially available in the second quarter of 2002.

•	Our Interactive Multimedia Server is a suite of application servers that provides next generation multimedia services within both packet-based data networks and circuit-switched voice networks, and is an integral component of both our wireless and wireline Succession solutions. The Interactive Multimedia Server is currently in multiple customer trials and is expected to be commercially available in the second quarter of 2002.

     Markets

     We offer our Metro and Enterprise Networks products to service providers and enterprises around the world. With the growth of voice and data communications over the public telephone network, the public Internet, and private voice and data communications networks, there is an increasing opportunity to converge disparate networks towards a single, high performance network that can support most types of communications traffic and applications. This convergence of voice and data communications, and public and private communications, began with the common use of local and long-distance fiber optic communications networks to transport local and long-distance, public and private, and business and residential voice and data communications. Voice and data communications systems generally continued to use circuit-based technologies for voice communications, and more cost-effective packet-based technologies for data communications. As data, voice, and multimedia communications technologies continue to converge, we anticipate that in the future all communications networks will be able to carry data, voice, and multimedia communications effectively, and we anticipate that these networks will use packet-based technologies.

     Historically, voice communications and data communications have operated on separate networks. Voice communications infrastructures transitioned from analog circuit switching systems to digital circuit switching systems during the 1980s and early 1990s. The demand for digital circuit-based voice communications equipment is now mature. During the mid to late 1990s, demand for data communications infrastructure equipment grew substantially, driven by the growth in data communications and the growth of the Internet. Although consumer use of existing voice communications infrastructures continues to grow, the per-minute rates that local and long-distance telephone companies can charge for these services have been declining due to competitive market forces. To meet the growing demand for increased capacity at lower per-minute rates, we anticipate that over the next five to 10 years service providers will transition their digital circuit-based voice communications infrastructures to more cost effective packet-based infrastructure technologies with the ability to carry data, voice, and multimedia communications. As a result, we anticipate growth over the same period in demand for packet networking equipment that supports the convergence of data, voice, and multimedia communications over a single communications network and that provides greater network capacity, reliability, speed, quality, and performance.

     The market for our Metro and Enterprise Networks products is a global one, covering the United States and Canada, the Caribbean and Latin America region, the Europe, Middle East and Africa region, and the Asia Pacific region. Network security and resiliency has become a significant focus for enterprise customers worldwide, particularly in the aftermath of the September 11th terrorist attacks on the United States. In the United States and Canada, although most service providers are focused on reducing their capital spending in response to the industry and economic slowdown, many service providers continue to modernize their networks in response to the convergence of voice and data communications networks. Enterprise customers in the United States and Canada continue to invest in equipment for their communications networks, primarily for network security and resiliency, for voice communications over the Internet, and for virtual private networks. In the

Caribbean and Latin America region, enterprises are continuing to drive demand for networking equipment that supports the growing use of the Internet in the region. In the Europe, Middle East, and Africa region, we continue to see market demand for certain networking products, including metropolitan optical networking products, equipment for voice communications over the Internet, and equipment for virtual private networking. Service providers in Europe are also focused on reducing their capital spending, and we anticipate that a higher proportion of network infrastructure capital spending in Europe in 2002 will come from the leading national public telephone companies, as opposed to alternative service providers. In the Asia Pacific region, demand for networking equipment has slowed, but is continuing, largely due to the significant deployments of wireless communications services and the growing use of the Internet. In addition, enterprise customers in the Asia Pacific region are continuing to invest in networking equipment to improve the connections among their regional sites and branch offices.

     Customers

     We offer our Metro and Enterprise products and services to a wide range of service providers and enterprises around the world. Our service provider customers include:

•	incumbent local telephone companies and new competitive local telephone companies (also known as incumbent local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs);

•	long-distance telephone companies (also known as interexchange carriers);

•	service providers with global businesses;

•	Internet service providers;

•	service providers that sell shared use of business software applications (also known as application service providers);

•	resellers of communications network services;

•	public utilities;

•	cable television companies; and

•	service providers that sell web hosting services (also known as hosting service providers).

We also offer our products and services to a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations. Key industry sectors for our business customers include the telecommunications, high-technology manufacturing, and financial services sectors. We also serve business customers in the healthcare, retail, hospitality, services, transportation, and other industry sectors. We are currently focused on increasing our market presence with key global service provider and enterprise customers. In particular, we intend to focus on certain large service providers who we currently expect to account for a substantial proportion of service provider capital spending in 2002 and beyond, and leading enterprise customers with high performance networking needs. None of our Metro and Enterprise Networks customers represented more than 10 percent of Nortel Networks consolidated revenues in 2001.

     Competition

     Our principal competitors in the sale of our Metro and Enterprise Networks products to service providers are large communications companies, such as Alcatel S.A., Fujitsu Limited, Telefonaktiebolaget LM Ericsson, Lucent Technologies Inc., and Siemens Aktiengesellschaft. In addition, we compete with smaller companies that address specific niches within this market, such as Ciena Corporation and ONI Systems Corp. (who recently announced their intention to combine their companies) in metropolitan optical networking solutions, Sonus Systems Limited in Internet-based voice communications solutions, and Redback Networks Inc. in aggregation products. Certain competitors also are strong on a regional basis, such as Nippon Denki Kabushiki Kaisha (also known as NEC) and Huawei Technologies Co., Ltd. in Asia. No one competitor is dominant in this market. We expect competition to increase in intensity given the significant decline in 2001 in market demand, the substantially reduced availability of capital, the continued consolidation in the service provider industry, and the renewed focus by suppliers on selling to the remaining large service providers with financial resources.

     Our principal competitors in the sale of our Metro and Enterprise Networks solutions to enterprises are Alcatel, Avaya Inc., Cisco Systems, Inc., Ericsson and Siemens. Cisco Systems is our most significant competitor in the sale of networking equipment to enterprises. We also compete with smaller companies that address specific niches, such as Foundry

Networks, Inc., Extreme Networks, Inc., and Enterasys Networks, Inc. in Ethernet switching, 3Com Corporation in Internet-based voice communications solutions, and Genesys Telecommunications Laboratories, Inc. in call centers. We expect competition to remain intense as corporate information technology spending continues to be affected by global and regional economies and the state of the global capital markets.

     The principal global factors of competition in the sale of our Metro and Enterprise Networks products include:

•	technology leadership, product features and availability;

•	product quality and reliability;

•	conformity to existing and emerging regulatory and industry standards;

•	warranty and customer support;

•	price and cost of ownership;

•	interoperability with other networking products; and

•	installed base of product.

The principal competitive factors for the sale of our products to service providers also include the leveraging of existing customer-supplier relationships, and the provision of customer financing. The principal competitive factors for the sale of our products to enterprises also include distribution channels.

Wireless Networks Segment

     Products

     Wireless networking, also known as mobility networking, refers to communications networks that enable end users to be mobile while they send and receive voice and data communications using a wireless device, such as a cellular telephone. These networks use specialized network access equipment and specialized core networking equipment that enable an end user to be connected and identified despite the lack of a fixed location. The technology for wireless communications networks has evolved, and continues to evolve, through various technology “generations.” First generation (1G) wireless technology refers to analog wireless communications networks based on circuit switching technology that are limited to voice communications; second generation (2G) wireless technology refers to digital wireless networks based on circuit switching technology with very limited data transmission capabilities; and third generation (3G) wireless technology refers to digital wireless communications networks based on packet networking technology with voice, high-speed data, and multimedia transmission capabilities. Our existing wireless network solutions span all generations and most major global digital standards for mobile networks. The majority of wireless networks existing today are based on 2G wireless technologies.

     There are several international standards for wireless communications networks. The main standards used today are Time Division Multiple Access (TDMA) supported mainly in North and South America, Code Division Multiple Access (CDMA) supported in both the Americas and Asia Pacific, and Global System for Mobile communications (GSM) supported all over the world. Universal Mobile Telecommunications System (UMTS) is the emerging standard for 3G networks with a European focus. TDMA is a 2G wireless standard that uses timeslots within a radio frequency channel to separate users’ conversations. CDMA is a 2G wireless standard that uses codes, much like encryption, to distinguish one call from another, with all calls in a given cell transmitted over the entire range of radio frequencies assigned to the network operator within the cell. CDMA networks are evolving to 3G according to the CDMA 3G (1xRTT) standard, also known as cdma2000, for voice and high-speed data mobility. 1xEV and 1xDV are also emerging CDMA 3G standards for high speed wireless networks for data, voice, and multimedia communications. GSM is a 2G wireless standard that, like TDMA, uses time slots within a specified radio frequency channel to distinguish one call from another. GSM networks are evolving to carry data, as well as voice, with the introduction of General Packet Radio Standard (GPRS). GPRS is viewed as a “2.5G” technology that provides an intermediate step between 2G and 3G wireless networks. UMTS is a 3G wireless standard that combines CDMA-based radio access with advanced switching techniques to yield high capacity, high speed wireless networks for data, voice, and multimedia communications.

     We offer a broad portfolio of solutions for wireless communications networks. Our wireless networking products support the TDMA, CDMA, GSM, GPRS, and UMTS standards. We also offer a range of related professional services to our customers, including: business planning services; network design services; site acquisition and installation services; network optimization services; and technical operations and maintenance services.

     Radio network access equipment uses radio waves to provide wireless access to the subscriber’s handset, enabling the wireless subscriber to connect to the network to send and receive data, voice, and multimedia communications. The key network elements in radio access are (i) base station transceivers, and (ii) base station controllers. As a mobile subscriber moves away from the area covered by a base station transceiver, also known as a cell site, the subscriber will lose the call unless an adjacent cell site provides the coverage. This requires that an active wireless call be transferred from one cell to another cell without breaking or disconnecting the call in progress, also known as a “hand-off.” Base station transceivers and base station controllers work together with core network equipment to perform a call hand-off. We offer our customers a wide range of base station transceivers and base station controllers for TDMA, CDMA, GSM, GPRS, and UMTS standards, supporting a wide variety of network requirements, including metropolitan and dense urban networks, which are generally available in micro, macro, and mini base station transceiver packages. We do not manufacture or sell cellular phones.

•	Our TDMA radio network access portfolio supports wireless service providers with licensed radio spectrum at 800 megahertz and/or 1900 megahertz.

•	Our CDMA base station transceivers support CDMA 2G (IS-95) and CDMA 3G (1xRTT) transmission standards at 800 megahertz and/or 1900 megahertz, and are expected to be upgradeable to support emerging CDMA 3G (1xEV and 1xDV) standards in the future.

•	Our GSM base station products support wireless service providers with licensed radio spectrum at 900 megahertz, 1800 megahertz, and/or 1900 megahertz, and can be upgraded to support GPRS (2.5G).

•	Our UMTS 3G Access Network (UTRAN) radio network access equipment is currently in customer trials.

     Core networking equipment directs, routes, or “switches” communications signals within a service providers’ wireless communications network. The primary functions of core networking equipment in wireless communications networks are: identifying and authenticating the called party; locating the called party; directing the call through the system; and generating call detail records for billing purposes. The key network elements in the core part of a wireless communications network are: (i) mobile switching centers, and (ii) home location registers. Mobile switching centers direct or “switch” data, voice, and multimedia communications signals from one network circuit to another. A home location register is a database that contains permanent subscriber data, such as provisioning and service information, and dynamic information, such as the wireless handset’s current location. We offer mobile switching centers and home location registers that support TDMA, CDMA, and GSM core networks. Our Serving GPRS Support Node, which connects the GPRS “backbone” network to the base station transceiver and the home location register, registers and tracks mobile users and delivers data communications to cellular phones and other mobile devices in a given service area. Our GPRS Gateway Support Node routes data communications and connects the GPRS backbone network to external data networks. Our UMTS 3G core networking equipment, including our UMTS Serving Support Node and our UMTS Gateway Support Node, are currently in customer trials.

     Product Development

     Our wireless networking products in development include our UMTS 3G products, the next evolution of our CDMA 3G products, and our GSM/EDGE (Enhanced Data rates for GSM Evolution) products.

•	Our UMTS 3G radio network access and core network products are currently in customer trials. We currently expect to launch these products on a limited commercial basis by the third quarter of 2002, with a commercial release launch expected to take place by the end of 2002.

•	Our CDMA 3G (1xRTT) products are generally available. Our other CDMA 3G (1x-EV-DO and DV) products are in development, with customer trials of 1x-EV-DO products expected to begin by the end of 2002.

•	Our GSM/EDGE products, which allow GSM operators to offer higher data rates on existing GSM spectrum allocations, are expected to be in field demonstration by the end of 2002, with customer trials planned for 2003.

In addition, our Adaptive MultiRate technology, which is designed to reduce the cost of existing GSM network ownership for wireless service providers by increasing capacity and radio spectrum efficiency of existing GSM base station transceivers without adding new equipment, is currently expected to be in customer trials in the second half of 2002. We also currently anticipate that the enhanced version of our GSM base station controller, the GSM BSC e3, will be commercially available in the first half of 2002.

     Markets

     The original wireless communications networks were built using 1G analog technology. In the early 1990s, advanced 2G digital technology based systems, including TDMA, CDMA, and GSM, were introduced. Over the next couple of years, we expect most of the remaining analog wireless networks to migrate to digital technologies. Since the beginning of 2000, many wireless service providers have been upgrading their GSM and TDMA (2G) wireless networks to a higher speed technology called GPRS (2.5G). In the next few years, we anticipate that new network construction and network upgrades will focus on the evolution to UMTS 3G systems, the evolution path for GSM and GPRS networks, and to CDMA 3G (1xRTT) systems, the evolution path for CDMA networks. Wireless service providers operating TDMA networks are expected to choose either UMTS 3G or CDMA 3G (1xRTT) systems based on their business strategies.

     The global market for wireless networking equipment increased substantially from 1995 to 2000. However, in 2001, although our Wireless Networks revenues grew, growth in the global wireless networking market remained essentially flat. We believe that this was largely due to the weakening of global economic conditions and capital markets, and the decision of many wireless service providers to delay certain capital expenditures, given the high costs of 3G licences, particularly in Europe, and the significant decline in available financing. TDMA is a mature technology, and demand for TDMA networking equipment declined in 2001. Demand for GSM networking equipment is expected to decline over the next few years, even though GSM-based systems continue to represent more than half of the global market for wireless networking products. Demand for CDMA 2G (IS-95) technology is also expected to decline over the next few years. Our customers are wireless service providers, and their customers are the subscribers of wireless communications services. In 2001, we believe that global economic uncertainties, as well as high penetration rates in Europe, contributed to slower wireless subscriber growth. In addition, we expect that wireless subscriber growth rates for 2G technologies, including TDMA, CDMA 2G (IS-95), and GSM, to continue to slow in the future, given existing subscriber penetration rates and user migration to the newer 2.5G technologies (GPRS) and 3G technologies (CDMA 3G (1xRTT), and UMTS).

     There are two key aspects to the migration from 2G wireless communications technologies to 2.5G and 3.G wireless communications technologies. The first is that all current 3G technologies, including UMTS and CDMA (1xRTT), are based on code division (CDMA) technology. The second is that the migration from 2G to 2.5G and 3G technologies is largely based on a transition from circuit switching technologies in 2G core networks to packet networking technologies in 3G core networks. We believe that our extensive experience in deploying CDMA 2G (IS-95) wireless communications networks, combined with our expertise in packet networking for wireline networks, will be a competitive strength for our business during the expected market transition from 2G wireless communications networks to 2.5G and 3G wireless communications networks. However, the timing of changes in revenues in the short term from the different wireless technologies has become increasingly difficult to predict as a result of the continuing industry and capital markets adjustment and the complexities and potential for delays in implementation of 3G network deployments.

     Over the next two to three years, we anticipate that demand for wireless networking equipment will be driven primarily by the growth of 2.5G and 3G wireless networking systems. GPRS networks have already been launched in Europe, while some North American wireless service providers are currently building their GPRS networks. Some Korean wireless service providers have already commercially launched CDMA 3G (1xRTT) networks. UMTS network deployment has been delayed, generally due to economic uncertainties, capital market constraints, delays in UMTS cellular phone availability, and the high license fees that must be paid by UMTS wireless service providers. However, we currently expect a number of European UMTS networks to be launched by the end of the second half of 2002, with mass-market take-up beginning in 2003.

     The market for our Wireless Networks products is a global one, covering the United States and Canada, the Caribbean and Latin America region, the Europe, Middle East and Africa region, and the Asia Pacific region. In the United States and Canada, usage rates of wireless communications services continue to increase, and we anticipate that capital spending decisions by wireless service providers will be driven by capacity requirements, new wireless subscribers, increased use of wireless devices for Internet access, and technology migration from 2G wireless technologies to 2.5G and 3G wireless technologies. We also anticipate that in the United States and Canada the transition from 2G to 2.5G and 3G technologies will be driven by CDMA 3G (1xRTT) deployment for CDMA-based networks, and by GPRS/UMTS deployment for GSM and TDMA-based networks. In the Caribbean and Latin America, wireless subscriber growth continues at a high rate, largely due to the popularity and increased affordability of wireless communications services. In Brazil, capital spending by service providers has begun to shift from wireline communications networks to wireless communications networks. However, we anticipate a slowdown in wireless infrastructure investments in the Caribbean and Latin America region in 2002. Within the Europe, Middle East and Africa region, wireless subscriber growth has slowed dramatically over the last two years in many western European countries, largely due to very high wireless subscriber penetration levels. Investment decisions by wireless service providers in western Europe are being driven by anticipated growth in wireless data communications services. As a result, infrastructure spending in western Europe is currently primarily driven by the migration from GSM to GPRS and UMTS technologies, and the associated migration from circuit switching technologies to packet networking technologies. However, many wireless service providers in Europe have delayed this migration to 2.5G and 3G technologies as a result of financing constraints as well as the heavy debts they have incurred to obtain government licenses for 3G wireless networks. In the Asia Pacific region, we anticipate that capital spending by wireless service providers will be driven by migration to 3G technologies in Japan, and by continued growth in 2G technologies in China. Many countries in South and Southeast Asia have very low wireless subscriber penetration levels, and are expected to experience wireless subscriber growth over the next five years.

     Customers

     Our Wireless Networks customers are wireless service providers, and their customers are the subscribers of wireless communications services. The top 20 global wireless service providers collectively control a majority of all wireless subscribers around the world. We are currently focused on increasing our market presence among the top global wireless service providers. We expect to see the continued consolidation of wireless service providers, particularly in light of the large UMTS 3G license fees paid by wireless service providers in Europe, and the large capital investments they must make to build their 3G wireless networks. None of our Wireless Networks customers represented more than 10 percent of Nortel Networks consolidated revenues in 2001.

     Competition

     Our major competitors in the global wireless infrastructure business have traditionally included Ericsson, Lucent, Motorola, Inc., and Nokia Corporation. Nokia competes in the sale of GSM and UMTS equipment, whereas Lucent competes in the sale of CDMA and TDMA equipment. Motorola is a competitor in the sale of GSM and CDMA radio network access equipment. Ericsson competes in the sale of equipment for all of the major wireless communications technologies. More recently, Siemens has emerged as a competitor in the sale of GSM/UMTS systems, and Samsung Electronics Co., Ltd. has emerged as a competitor in the sale of CDMA systems.

     The primary global factors of competition for our Wireless Networks products include:

•	technology leadership, product features and availability;

•	product quality and reliability;

•	conformity to existing and emerging regulatory and industry standards;

•	warranty and customer support;

•	price and cost of ownership;

•	provision of customer financing;

•	interoperability with other networking products;

•	network management capabilities;

•	traditional supplier relationships, particularly in the Europe, Middle East and Africa region and the Asia Pacific region; and

•	regulatory certification.

We intend to continue to compete with our traditional competitors as the global market for wireless networking equipment migrates to 3G technologies. Given the significant capital expenditures required to build 3G wireless networks, we anticipate that the ability of wireless network infrastructure suppliers to offer customer financing will continue to be a key competitive factor. Although we expect to see continued consolidation in our industry, newer competitors, such as Siemens, Alcatel, Samsung, and Matsushita Electric Industrial Co., Ltd. (also known as Panasonic), may continue to emerge.

Optical Long-Haul Networks Segment

     Products

     Our Optical Long-Haul Networks solutions include a broad range of long-distance optical networking products to address the needs of service providers, including local and long-distance telephone companies, Internet service providers, and other communications service providers. We refer you to “Optical Long-Haul Networks Segment – Customers” below. Long-distance optical networks transport data, voice, and multimedia communications between cities, countries, or continents by transmitting communications signals in the form of light particles/waves through fiber optic cables. Optical networking is the most common method for long-distance transport of communications signals between the various locations within a service provider’s network. We also offer our customers a variety of related engineering, installation, and support services.

     Our optical long-haul networking solutions are designed to provide long-distance, high-capacity transport and switching of data, voice, and multimedia communications signals for operators of land-based and undersea (submarine) communications networks. These solutions include Dense Wavelength Division Multiplexing (DWDM) transmission solutions, synchronous optical transmission solutions, optical switching solutions, and network management software. We also offer our customers a wide range of optical components for long-distance optical networks. Optical components are the optical networking building blocks for our own products, and we also sell them to other network equipment manufacturers.

•	DWDM technology allows multiple light particles/waves signals to be transmitted on the same fiber optic strand at the same time by using different wavelengths of light to distinguish the signals, thereby increasing the capacity and flexibility of a network. Our DWDM line systems include optical transmission terminals and optical transmission repeaters. Optical transmission terminals are connected at the ends of the fiber optic cable and send data, voice and multimedia communications signals through the cable using light particles/waves. Optical transmission repeaters are used at locations along fiber optic cables that span long distances to strengthen the signal. Our standard OPTera long haul DWDM line systems span distances up to 600 kilometres without the need for optical transmission repeaters, and allow the adding and dropping of communication signals at intermediate locations along the route. Our ultra-long-haul OPTera line systems span distances greater than 600 kilometres without the need for optical transmission repeaters.

•	Our synchronous optical transmission systems use traditional optical standards, including the Synchronous Optical Network (SONET) standard, the most common standard in North America and some countries in Asia, and the Synchronous Digital Hierarchy (SDH) standard, the most common standard in European countries and many other countries. These standards define the formats for converting electronic signals into light signals, and light signals into electronic signals. Our synchronous optical transmission equipment includes the SDMS TransportNode line of SONET products, and the TN-X line of SDH products. In addition, our Next Generation SONET/SDH product line, with extended cross-connection, data transmission, and integrated DWDM capabilities includes the OPTera Connect DX.

•	Our optical switching solutions enable data, voice, and multimedia communications signals in optical fibers to be selectively directed or “switched” from one network circuit to another. Our optical switching products provide grooming (the efficient re-packing of lower speed signals into higher speed signals to maximize the use of network capacity), aggregation, and protection of the end users’ communications traffic, and focus on delivering low cost solutions to switch large amounts of information onto the transmission systems. Our products in this category include the OPTera Connect HDX, which is currently in customer trials.

•	Our Preside for Optical Long-Haul network management software covers the functions required for controlling, planning and monitoring the equipment and performance of an optical network, such as predetermined traffic routing, equipment configuration management, fault reporting, performance management, and network security.

•	Our optical networking components include products such as optical transmitters (that convert electrical signals into optical signals), optical receivers (that convert optical signals into electrical signals), lasers (that produce light suitable for transmission on optical networks), tunable lasers (with an output frequency that can be varied during use), amplifiers (that increase the intensity of an optical signal), and other modules, circuits, and devices for long-haul optical networking.

     Product Development

     We are committed to providing next-generation optical line systems, including our OPTera Long Haul 5000 family of line systems, and next-generation optical switching solutions, including our OPTera Connect HDX system.

•	Our OPTera Connect HDX switching system is currently in customer trials, and is expected to be commercially available in the second quarter of 2002; and

•	Our new OPTera Long Haul 5000 family of line systems, which complements the OPTera Connect HDX switching system, is currently expected to be in customer trials in the second half of 2002.

We are also working to develop new applications for switching systems in conjunction with ultra-long-reach transmission systems.

     Markets

     We are a leading provider of long-distance optical networking products to communications service providers around the world. We are also a provider of optical components to optical networking system and sub-system vendors around the world. From 1998 to 2000, the telecommunications industry experienced rapid growth in capital spending by service providers fueled by deregulation in many countries, strong economies, readily available sources of capital, and substantial growth in Internet and voice communications traffic. In 2001, capital spending in the area of long-distance optical networking equipment by service providers around the world decreased substantially. During 2001, with the rapid and severe industry and economic downturn and the capital markets decline, many service providers with excess capacity in their optical networks as a result of network expansions in prior years were able to delay plans for additional network expansions during 2001 by using their existing network capacity. As a result of the reduction in optical network expansions, optical system vendor demand for optical components also decreased substantially during 2001. In addition, the telecommunications industry experienced continuing consolidation in 2001, with some service providers experiencing financial difficulties, merger announcements by some other large service providers, and acquisitions of other “start-up” service providers. This also contributed to the reduction in service provider capital spending during 2001. We believe that the trend towards consolidation in the global telecommunications industry will continue in 2002.

     We believe that end-user demand for network capacity from businesses and other organizations will continue to grow in 2002 and beyond. However, in 2002, we anticipate that the declines in service provider capital spending in the area of long-distance optical networking will continue, particularly in the United States, before they become less severe as service providers begin to utilize, and later exceed, their excess network capacity. Once service providers have exhausted their current excess network capacity and begin to engage in new network expansions, we anticipate that service provider demand for long-distance optical networking equipment, and optical system vendor demand for optical components, will both grow. We anticipate that the largest optical networking system and sub-system vendors will account for a significant proportion of all optical components purchases during 2002 and beyond, with many start-up and smaller customers struggling or faltering. In addition, economic stimulus measures by the United States and other countries, such as the proposed deregulation of the Local Access Transport Area (LATA), may provide new spending opportunities for service providers around the world. However, the timing and impact of these initiatives is difficult to predict.

     The market for our Optical Long Haul Networks products is a global one, covering the United States and Canada, the Caribbean and Latin America region, the Europe, Middle East and Africa region, and the Asia Pacific region. We anticipate that pricing pressures will continue in all of these regions as service providers exhaust their existing network capacity prior to expansion and lease network capacity from others to a greater degree. In the United States and Canada, where the telecommunications industries have been deregulated for over a decade, we anticipate that network infrastructure construction by service providers will no longer be built in advance of market demand, as was the case before 2001. In the Caribbean and Latin America, where a few service providers account for a significant percentage of the telecommunications industry, the building of national optical network infrastructures is largely complete. Within the Europe, Middle East and Africa region, government-sponsored service providers and networking equipment suppliers enjoy favorable positions within many European countries, with off-shore vendors such as Nortel Networks frequently limited to secondary vendor positions with these service providers. In Europe, the building of pan-European optical networks by service providers is now mature, and many service providers have begun to focus on building their metropolitan and regional optical networks. Also, some service providers in Europe are experiencing capital constraints after having invested in government licenses for 3G wireless networks, and have postponed significant optical network expansions. The Asia Pacific region, where the telecommunications industry is continuing to undergo deregulation, experienced substantial growth in industry demand for long-distance optical networking equipment in 2001. As a result, there has been an increased focus on the Asia Pacific region by virtually all suppliers of long-distance optical networking equipment.

     Customers

     Our Optical Long-Haul Networks business is primarily focused on offering our long-distance optical networking products to service providers around the world. The service provider customers for our long-distance optical networking products include, local and long-distance telephone companies, Internet service providers, and other communications service providers. For a list of the types of service providers we offer our products to, we refer you to “Metro and Enterprise Networks – Customers” above. Nortel Networks is the primary customer for our optical components products. We also sell our optical components to other optical networking equipment suppliers in North America, Europe and Asia, some of whom are competitors in other areas of our business. We are currently focused on increasing our market presence with key global service provider customers. In particular, we intend to focus on certain large service providers, who we currently expect to account for a substantial proportion of service provider capital spending in 2002 and beyond. None of our Optical Long-Haul Networks customers represented more than 10 percent of Nortel Networks consolidated revenues in 2001.

     Competition

     Our major competitors in the sale of long-distance optical networking equipment include Alcatel, Ciena, Fujitsu Limited, Lucent, and Marconi. Market position in the global market for long-distance optical networking equipment fluctuates significantly on a quarter-by-quarter basis; however, Nortel Networks continues to be a leading global provider of long-distance optical networking equipment. Our major competitors in the sale of optical components include Agere Systems Inc., and JDS Uniphase Corporation.

     The primary global factors of competition for our Optical Long-Haul Networks products include:

•	technology leadership, product features and availability;

•	product quality and reliability;

•	conformity to existing and emerging regulatory and industry standards;

•	warranty and customer support;

•	price and cost of ownership;

•	interoperability with other networking products;

•	network management capabilities;

•	traditional supplier relationships, particularly in the European, Middle East and Africa region, and the Asia Pacific region; and

•	regulatory certification, particularly for incumbent local and long-distance telephone companies.

Sales and Distribution

     All of our three operating segments use Nortel Networks direct sales force to market and sell to customers around the world. The Nortel Networks global sales force is divided into regional groups. The Americas sales force, primarily based in Richardson, Texas, supports customers all over the North and South American continents, including the Caribbean Islands. The Europe, Middle East and Africa sales force is based in Maidenhead, U.K., and the regional head office for the Asia Pacific region is based in Hong Kong. Within these regional sales groups, we have dedicated sales account teams for certain major service provider customers. These dedicated teams are located close to the customer’s main purchasing locations. In addition, within the regional sales groups are teams dedicated to our enterprise customers. These enterprise sales teams work directly with the top regional enterprises, and are also responsible for managing regional distribution channels. Nortel Networks also has centralized marketing, product management, and technical support teams dedicated to individual product lines that support the global sales and support teams.

     In Asian countries, particularly in the People’s Republic of China, we also use agents to interface with our customers. In addition, we have some small, non-exclusive distribution agreements with distributors in the Caribbean and Latin America region, the Europe, Middle East and Africa region, and the Asia Pacific region. In the Metro and Enterprise Networks segment, we also use system integrators, value added resellers and stocking distributors as non-exclusive distribution channels for our products.

Product Standards, Certification, and Regulation

     Our products are subject to equipment standards and certification in Canada, the United States and other countries. We design and manufacture our products to satisfy a variety of regulatory requirements and protocols established to, for instance, avoid interference among users of radio frequencies and to permit interconnection of equipment. For example, our equipment must satisfy the United States Federal Communications Commission emissions testing requirements, and must be certified to safety, electrical noise, and communications standards compliance. Different regulations and regulatory processes exist in each country. In order for our products to be used in some jurisdictions, regulatory approval and, in some cases, specific country compliance testing and re-testing may be required. The delays inherent in this regulatory approval process may force us to reschedule, postpone, or cancel introduction of products or new capabilities in certain geographic areas, and may result in reductions in our sales. The failure to comply with current or future regulations or changes in the interpretation of existing regulations in a particular country could result in the suspension or cessation of sales in that country or require us to incur substantial costs to modify our products to comply with the regulations of that country. To support our compliance efforts, we work with consultants and testing laboratories as necessary to ensure that our products comply with the requirements of Industry Canada in Canada, the Federal Communications Commission in the United States, and the European Telecommunications Standards Institute in western Europe, as well as with the various regulations of other countries.

     Our products and operations are not subject to telecommunications regulation. However, the operations of our service provider customers are subject to extensive country-specific telecommunications regulations. Material changes in these regulations at any time or from time to time may affect capital spending by service providers around the world, and this may in turn affect the global market for networking solutions.

Financial Information by Operating Segment and Product Category

     For financial information by operating segment and product category, see note 17 to the Consolidated Financial Statements, and “Results of operations – continuing operations – Revenues – Segment revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Information by Geographic Area

     For financial information by geographic area, see “Geographic information” in note 17 to the Consolidated Financial Statements, and “Results of operations – continuing operations – Revenues – Geographic revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Working Capital

     For a discussion of our working capital, see “Liquidity and capital resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and note 8 to the Consolidated Financial Statements.

Sources and Availability of Materials

     We are generally able to obtain sufficient materials and components from global sources to meet the needs of our three operating segments. In each of our operating segments, we:

•	make significant purchases of electronic components and assemblies, optical components (if applicable), original equipment manufacturer products, software products, outsourced assemblies, and other materials and components from many domestic and foreign sources;

•	develop and maintain alternative sources for certain essential materials and components; and

•	occasionally maintain special inventories of components internally or request that they be maintained by suppliers to satisfy customer demand or to minimize effects of possible market shortages.

Throughout 2001, we faced significantly different market conditions than we did in 1999 and 2000. During periods of high industry growth, as we experienced in 1999 and 2000, our objective was to obtain sufficient materials and components to produce enough product to meet demand. By contrast, in 2001, the industry was no longer in a period of high growth and faced supply surpluses and excess inventories existed in many areas. As a result, we were required to rapidly reduce our production in a number of areas, to write-off excess inventories, and to effectively manage our remaining inventories. From 1999 through 2001, we implemented a program to outsource most of our in-house manufacturing to contract manufacturers. During 2001, this initiative to outsource most of our in-house manufacturing, combined with our focus on lowering our production levels, assisted us in decreasing our inventory levels. At the same time that we decreased our inventory levels, we also developed systems in 2001 to maintain our flexibility to increase inventory levels as needed. We intend to continue to focus on inventory management, and expect to continue to purchase, manufacture, or otherwise obtain sufficient components and materials to supply our products, systems, and networks within customary delivery periods.

Seasonality

     Traditionally, our business results in all of our operating segments were generally strongest in our fourth quarter, second strongest in our second quarter, third strongest in our third quarter, and the least strong in our first quarter, primarily due to the networking industry purchasing cycles exhibited by our customers. However, in 2001, we experienced a rapid and increasingly severe industry and economic downturn in the United States and elsewhere, and our customers faced restricted capital markets, which affected demand for our products and services, our customers’ traditional purchasing patterns, and the seasonality of our business. It is unclear whether, in the future, the timing of network expansions by our customers will follow any seasonal pattern, or whether our business results will return to our historical revenue patterns. See “Forward-looking statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Strategic Alliances, Acquisitions, and Minority Investments

     We use strategic alliances to deliver certain solutions to our customers. These alliances are typically formed to fill product or service gaps in areas that we do not consider to be part of our core businesses, including, but not limited to, the areas of non-core optical components, network computing, wireless appliances, and certain applications. Strategic alliances also augment our access to potential new customers. We intend to continue to pursue strategic alliances with businesses that offer the technology and/or resources that would enhance our ability to compete in existing markets or exploit new market opportunities. For information regarding the risks associated with strategic alliances, see “Forward-looking statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     In 1999 and 2000, we acquired companies to further the expansion of our business and products. In 2001, with the sudden industry and economic downturn and the related capital markets decline, Nortel Networks acquisition activity slowed significantly with only one acquisition completed in February 2001. In the future, we may consider selective opportunistic acquisitions of companies with resources and product or service offerings capable of providing us with additional strengths to help fulfill our vision of building the new, high-performance Internet.

     We continue to hold minority investments acquired primarily in 1999 and 2000 in certain “start-up” businesses with technology, products, or services that, at the time of the investment, we believed had the potential to fulfill key existing or emerging market opportunities. This investment activity slowed in 2001 and we do not expect an increase in our minority investments in start-up businesses. We may make selective minority investments in start-up ventures where we believe the relationship could lay the foundation for future alliances that would support our customer solutions.

Research and Development

     We intend to continue to make significant investments in our research and development activities. Our research and development activities—specifically, research, design and development, systems engineering, and other product development activities—focus on solutions in each of our operating segments. We refer you to the three “Product Development” discussions contained in the descriptions of our Metro and Enterprise Networks segment, our Wireless Networks segment, and our Optical Long-Haul Networks segment above. We also conduct network planning and systems engineering on behalf of, or in conjunction with, major customers. Although we derive many of our products from substantial internal research and development activities, we supplement this with technology acquired or licensed from third parties.

     A substantial portion of Nortel Networks is dedicated to research and development, forming a core strength and a factor differentiating us from many of our competitors. As at December 31, 2001, we employed approximately 17,400 regular full-time research and development employees*. As at December 31, 2001, we employed approximately 7,500 regular full-time research and development employees in Canada, approximately 6,500 regular full-time research and development employees in the United States, and approximately 3,000 regular full-time research and development employees in Europe. We also conduct research and development activities through affiliated labs in other countries.

     The following table sets forth our consolidated expenses for research and development for each of the last three fiscal years ended December 31:

	(millions of dollars)

	2001	2000	1999

Research and development expense	$3,224	$3,633	$2,724
Research and development costs incurred on behalf of others	68	64	131

Total	$3,292	$3,697	$2,855

Intellectual Property

     Our intellectual property is fundamental to the business of each of our operating segments. We generate, maintain, and enforce a substantial portfolio of intellectual property rights, including trademarks, and an extensive and growing portfolio of patents covering significant innovations arising from research and development activities. In all of our operating segments, we use our intellectual property rights to protect our investments in research and development activities, to strengthen our leadership positions, to protect our good name, to promote our brand name recognition, to enhance our competitiveness, and to otherwise support our business goals and objectives.

     On a consolidated basis, we have approximately 2,600 United States patents and approximately 3,000 patents in other countries. In addition, we have more than 6,000 pending patent applications worldwide. Approximately 30 percent of our patents relate to our Metro and Enterprise Networks segment, approximately 18 percent relate to our Wireless Networks

* Excluding employees on notice of termination.

segment, approximately 12 percent relate to our Optical Long-Haul Networks segment, and approximately 40 percent span multiple operating segments or relate to other areas. Our patents outside of the United States are primarily counterparts to our United States patents. In 2001, we were granted 499 United States patents, continuing our plan of increasing our patent holdings. We have entered into some mutual patent cross-license agreements with several major corporations to enable each party to operate without risk of a patent infringement claim from the other. In addition, we are actively licensing certain of our patents and/or technology to third parties. We also occasionally license single patents or groups of patents from third parties.

     Our trademark and trade name, Nortel Networks, is one of our most valuable assets. We sell our products primarily under the Nortel Networks brand name. We have registered the Nortel Networks trademark, and many of our other trademarks, in countries around the world. On a consolidated basis, we own approximately 140 registered trademarks in the United States, and approximately 2,000 registered trademarks in other countries. In addition, we have more than 360 pending trademark registrations worldwide.

Employee Relations

     At December 31, 2001, we employed approximately 52,600 regular full-time employees,** including approximately:

•	19,400 regular full-time employees in the United States;

•	13,800 regular full-time employees in Canada;

•	13,800 regular full-time employees in Europe; and

•	5,600 regular full-time employees in other countries.

We also employ individuals on a part-time basis and use the services of independent contractors. At December 31, 2001, we employed approximately 1,000 regular part-time employees, and engaged the services of approximately 900 independent contractors. As part of our resizing activities to further reduce our cost structure and streamline operations, we notified for termination and provisioned for approximately 36,100 employees during 2001. See “Special charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and note 7 to the Consolidated Financial Statements. In addition, the divestiture of non-core businesses completed or entered into in 2001 resulted in additional employee reductions.

     Labor contracts cover approximately 5 percent of our employees worldwide. Five labor contracts cover approximately 13 percent of our employees in Canada. Two of these five labor contracts cover approximately 74 percent of Canadian unionized employees and will expire in 2004. Two of the remaining three contracts expire in 2003, affecting approximately 8 percent of Canadian unionized employees. The remaining contract expires in 2008, affecting approximately 18 percent of Canadian unionized employees. Labor contracts cover approximately 4 percent of our employees in Europe and all of our employees in Brazil. The labor contracts generally have a one-year term in Europe and Brazil, and primarily relate to remuneration. We have no labor contracts in the United States.

     We believe our employee relations are generally positive. We are currently focused on rebuilding employee morale following the substantial workforce reductions and other restructuring activities that we announced in 2001. Although the recruitment and retention of technically skilled employees in recent years was highly competitive in the global networking industry, current economic conditions have lessened the competition for skilled employees in our industry. We do, however, believe that our ability to recruit and retain skilled employees will continue to be critical to our future success. See “Forward-looking statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

** Excluding employees on notice of termination.

Environmental Matters

     Our manufacturing and research operations are subject to a wide range of environmental protection laws in various jurisdictions around the world. We seek to operate our business in compliance with applicable environmental laws, and have a corporate environmental management system standard and an environmental protection program to promote compliance. We also have a periodic, risk-based, integrated environment, health and safety audit program. As part of our environmental policy, we attempt to evaluate and assume responsibility for the environmental impacts of our products throughout their life cycles. Our environmental program focuses on design for the environment, and supply chain and packaging reduction issues. We work with our suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research. For additional information regarding our environmental matters, see “Contingencies-Environmental matters” in note 19 to the Consolidated Financial Statements.

Risk Factors

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING INFORMATION THAT IS SUBJECT TO IMPORTANT RISKS AND UNCERTAINTIES. THE RESULTS OR EVENTS PREDICTED IN THESE STATEMENTS MAY DIFFER MATERIALLY FROM ACTUAL RESULTS OR EVENTS. RESULTS OR EVENTS COULD DIFFER FROM CURRENT EXPECTATIONS AS A RESULT OF A WIDE RANGE OF RISK FACTORS. FOR INFORMATION REGARDING SOME OF THE RISK FACTORS INVOLVED IN OUR BUSINESS AND OPERATIONS, SEE “FORWARD-LOOKING STATEMENTS” IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 2.   PROPERTIES

     At December 31, 2001, we operated 292 sites around the world occupying approximately 22.5 million square feet. The following table sets forth additional information regarding these sites:

		Square Footage
Type of Site*	Number of Sites	(millions of square feet)			Geographic Locations

		Owned	Leased	Total

Manufacturing and Repair	17	3.2	1.4	4.6	United States, Canada, Caribbean and Latin America, Europe, Asia Pacific

Distribution Centers	9	0.5	0.3	0.8	United States, Canada, Caribbean and Latin America, Europe

Offices (Administration, Sales, and Field Service)	251	3.5	9.2	12.7	United States, Canada, Caribbean and Latin America, Europe, the Middle East, Africa, Asia Pacific

Research and Development	15	2.6	1.8	4.4	United States, Canada, Europe, Asia Pacific

TOTAL	292	9.8	12.7	22.5

* Indicates the primary use of the site. A number of our sites are mixed-use facilities.

     Seventeen percent of our facilities are primarily used by our Metro and Enterprise Networks segment, 12 percent of our facilities are primarily used by our Wireless Networks segment, and 8 percent of our facilities are primarily used by our Optical Long-Haul Networks segment. The remaining 63 percent of our facilities serve the needs of more than one of our operating segments and/or corporate functions.

     As part of our restructuring and resizing activities in 2001, we discontinued our access solutions operations, we completed a number of divestitures and outsourcing transactions, and we amended certain credit agreements. See “Developments in 2001” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These activities resulted in a substantial reduction in the number of sites and square footage of our global facilities to align ourselves with current market conditions. In addition, our amended credit agreements provide for the granting of security over substantially all of Nortel Networks physical assets, including real estate assets in North America, in the event that Nortel Networks Limited’s United States senior unsecured long-term debt rating falls below investment grade. For additional details, see note 8 to the Consolidated Financial Statements, and “Liquidity and capital resources – Sources of liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe our plants and facilities are suitable and adequate, and have sufficient productive capacity to meet our current needs.

ITEM 3.   LEGAL PROCEEDINGS

     For a discussion of our material legal proceedings, see “Legal proceedings” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Nortel Networks Corporation are appointed, and may be removed, by the Board of Directors of Nortel Networks Corporation. As of February 28, 2002, the names of the executive officers of Nortel Networks Corporation, their ages, offices currently held, and year of appointment thereto were as follows:

		Year of
Name and age	Office currently held	Appointment

Douglas Charles Beatty (47)	Controller	1999
Chahram Bolouri (47)	President, Global Customer Care & Supply
	Chain Operations	2000
Kriss William Bush (42)	Vice-President, Tax	2001
Pascal Debon (55)	President, Wireless Networks	2001
Nicholas John DeRoma (55)	Chief Legal Officer	1998
Gary Richard Donahee (55)	President, Americas	2000
William John Donovan (44)	Senior Vice-President, Human Resources	2000
John Marshall Doolittle (38)	Assistant Treasurer	1999
Frank Andrew Dunn (48)	President and Chief Executive Officer	2001
	Chief Financial Officer	2002
Robert Bruce Kaye (53)	General Auditor	1999
Alan Timothy Kember (49)	Chief Marketing Officer	2001
Robert Yu Lang Mao (58)	Chief Executive Officer, Nortel China	1997
Brian William McFadden (48)	President, Optical Long-Haul Networks	2001
Linda Faye Mezon (48)	Assistant Controller	2001
Blair Fraser Morrison (37)	Assistant Secretary	1998
Donald Gregory Mumford (55)	Chief Technology Officer	2001
Deborah Jean Noble (41)	Corporate Secretary	1997
Stephen Charles Pusey (40)	President, Europe, Middle East and Africa	2001
Frank Plastina (39)	President, Metro & Enterprise Networks	2001
Richard Clyde Ricks (42)	Chief Information Officer	2000
Eric John Ross (55)	President, Quality & Customer Satisfaction	2001
Steven Leo Schilling (47)	President, Enterprise Accounts	2002
Katharine Berghuis Stevenson (39)	Treasurer	1999
Masood Ahmad Tariq (51)	President, Asia	2000
Vickie Lynn Yohe (48)	President, Circuit Switching	2001

     All the above-named executive officers of Nortel Networks Corporation have been employed in their current position or other senior positions with Nortel Networks during the past five years, except as follows:

•	D.C. Beatty was, prior to returning to Nortel Networks in March 1999, Vice President, Finance of Sprint Canada Inc., a telecommunications company, from December 1995;

•	K.W. Bush was, prior to joining Nortel Networks in June 2001, Senior Vice-President and Executive Director of Lehman Brothers Inc. and Lehman Brothers Ltd. (U.K.), investment banking firms, from April 2000, Vice-President, Tax of Cable and Wireless Plc, a telecommunications company, from December 1996, and Director of Taxes of ITT Industries, Inc. (formerly ITT Corporation), a global engineering and manufacturing company, prior thereto;

•	N.J. DeRoma was, prior to joining Nortel Networks in June 1997, General Counsel of IBM North America, IBM Corporation, an information technologies company, from June 1995;

•	J.M. Doolittle was, prior to returning to Nortel Networks in September 1999, Vice President, Finance of The Bank of Montreal, a Canadian chartered bank, from August 1997, and Director, Treasury, Europe and Asia, Nortel Networks, prior thereto;

•	R.Y.L. Mao was, prior to joining Nortel Networks in September 1997, Area President of Greater China of Alcatel Telecom, a division of Alcatel S.A., a supplier of equipment for the telecommunications, energy, and transport sectors, from January 1996; and

•	L.F. Mezon was, prior to joining Nortel Networks in May 2001, Vice-President & Corporate Controller of Geac Computer Corporation Limited, a software application provider, from October 1999, Vice-President, Finance and Chief Financial Officer from March 1999 to October 1999 of Beamscope Canada Inc., a computer distributor that was placed into receivership over a year later in March 2001 after having filed for protection under the Companies Creditors Arrangement Act (Canada) in November 2000, Vice-President, Business Optimization of Bell Mobility Inc., a wireless service provider, from March 1998, and Vice-President & Comptroller of Bell Mobility prior thereto.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common shares of Nortel Networks Corporation are listed and posted for trading on the New York Stock Exchange in the United States and on The Toronto Stock Exchange in Canada. The following table sets forth the high and low sale prices of the common shares of Nortel Networks Corporation since May 1, 2000, and the common shares of Nortel Networks Limited before May 1, 2000, as reported on the New York Stock Exchange composite tape and on The Toronto Stock Exchange. All figures have been adjusted to reflect the division of the common shares of Nortel Networks Corporation on a two-for-one basis effective at the close of business on May 5, 2000.

		New York		The Toronto
		Stock Exchange		Stock Exchange
		composite tape		(Canadian $)
		High	Low	High	Low

2002	First Quarter (through February 28, 2002)	$8.770	$5.010	$13.990	$8.010
2001	Fourth Quarter	9.050	4.900	14.240	7.700
	Third Quarter	9.360	4.760	14.000	7.500
	Second Quarter	18.500	7.620	29.000	11.750
	First Quarter	40.500	13.100	61.100	20.520
2000	Fourth Quarter	70.000	30.000	105.750	46.250
	Third Quarter	89.000	59.970	124.500	86.500
	Second Quarter	71.250	44.375	105.000	65.275
	First Quarter	72.095	37.750	105.675	61.750

     On February 28, 2002, the last sale price on the New York Stock Exchange was $5.07 and on The Toronto Stock Exchange was Canadian $8.05.

     On February 28, 2002, over 209,400 registered shareholders held 100 percent of the outstanding common shares of Nortel Networks Corporation. This included the Canadian Depository for Securities and the Depository Trust Company, two clearing corporations, which held a total of approximately 93.9 percent of the common shares of Nortel Networks Corporation on behalf of other shareholders.

Dividends

     On June 15, 2001, Nortel Networks Corporation announced that its Board of Directors decided to discontinue the declaration and payment of common share dividends. As a result, dividends have not been declared and paid on Nortel Networks Corporation common shares after June 29, 2001, and future dividends will not be declared unless and until the Board of Directors decides otherwise. On July 26, 2001, the Board of Directors of Nortel Networks Corporation suspended the operation of the Nortel Networks Corporation Dividend Reinvestment and Stock Purchase Plan.

     In the first and second quarter of 2001, Nortel Networks Corporation declared and paid a cash dividend of $0.01875 per common share. This represents a total dividend of $0.0375 per common share for 2001 and an aggregate payment of $123 million. In 2000, after adjusting for the May 5, 2000 stock split:

•	Nortel Networks Limited declared and paid a cash dividend in the first quarter of 2000 of $0.01875 per common share; and

•	Nortel Networks Corporation declared and paid a cash dividend in each of the second, third and fourth quarters of 2000 of $0.01875 per common share.

This represents a total dividend of $0.075 per common share for 2000 and an aggregate payment of $223 million.

     The amended and restated credit agreements entered into on December 20, 2001 by Nortel Networks Limited and Nortel Networks Inc., the principal operating subsidiaries of Nortel Networks Corporation, restrict the ability of Nortel Networks Limited and its material subsidiaries, including Nortel Networks Inc., to pay cash dividends or make loans or advances to Nortel Networks Corporation. Nortel Networks Limited is permitted to pay cash dividends to Nortel Networks Corporation in certain circumstances, including to fund interest payments due on Nortel Networks Corporation’s outstanding 4.25% Convertible Senior Notes Due 2008, as long as Nortel Networks Limited is in compliance with specified covenants contained in the credit agreements.

Canadian Tax Matters

     Dividends

     Under the United States-Canada Income Tax Convention (1980), or the “Convention,” Canadian withholding tax of 15 percent generally applies to the gross amount of dividends (including stock dividends) paid or credited to beneficial owners of Nortel Networks Corporation shares:

•	who are resident in the United States for the purposes of the Convention; and

•	who do not hold the shares in connection with a business carried on through a permanent establishment or a fixed base in Canada.

     The Convention provides an exemption from withholding tax on dividends paid or credited to certain tax-exempt organizations that are resident in the United States for purposes of the Convention. Persons who are subject to the United States federal income tax on dividends may be entitled, subject to certain limitations, to either a credit or deduction with respect to Canadian income taxes withheld with respect to dividends paid or credited on Nortel Networks Corporation shares.

     Sales or Other Dispositions of Shares

     Gains on sales or other dispositions of Nortel Networks Corporation shares by a non-resident of Canada are generally not subject to Canadian income tax, unless the holder realizes the gains in connection with a business carried on in Canada. A gain realized upon the disposition of Nortel Networks Corporation shares by a resident of the United States that is otherwise subject to Canadian tax may be exempt from Canadian tax under the Convention. Where Nortel Networks Corporation shares are disposed of by way of an acquisition of such shares by Nortel Networks Corporation, other than a purchase in the open market in the manner in which shares would normally be purchased by any member of the public in the open market, the amount paid by Nortel Networks Corporation in excess of the paid-up capital of such shares will be treated as a dividend, and will be subject to non-resident withholding tax as described above under the heading “Dividends.”

Sales of Unregistered Securities

     On November 20, 2001, Nortel Networks Corporation acquired Candlestick Networks, Inc. and issued approximately 1.7 million common shares of Nortel Networks Corporation to the Candlestick stockholders in exchange for all of the issued and outstanding shares of Candlestick common stock and preferred stock. Nortel Networks Corporation also assumed all of the outstanding Candlestick stock options and reserved an additional approximate 1.3 million common shares for issuance upon the exercise of these options. Of these stock options, options to purchase a maximum of approximately 0.3 million common shares of Nortel Networks Corporation are, or may become, exercisable. Nortel Networks Corporation placed 15 percent of the 1.7 million common shares issued on closing into escrow in connection with Candlestick’s indemnification obligations. The escrow agent and Nortel Networks Corporation may cancel any or all of these common shares in future periods in response to indemnification claims by Nortel Networks Corporation. All of the common shares that Nortel Networks Corporation has issued, or may in the future issue, to the former Candlestick security holders are deemed to be exempt from registration under the Securities Act of 1933, as amended. This exemption relies on Section 3(a)(10) of the Securities Act, and is based on Nortel Networks Corporation’s receipt of a permit under Section 25121 of the California Corporations Code.

     During the fourth quarter of 2001, Nortel Networks Corporation issued an aggregate of 110,816 common shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration under the United States Securities Act of 1933, as amended, pursuant to Regulation S. All funds received by Nortel Networks Corporation in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to Nortel Networks Corporation to round up fractional entitlements into whole shares. Nortel Networks Corporation keeps these nominal amounts and uses them for general corporate purposes.

	Number of Common Shares Issued Without U.S.	Range of
	Registration Upon Exercise	Exercise Prices
Date of Exercise	of Stock Options Under Nortel/BCE Plans	Canadian$

10/23/2001	70,613	34.40 - 51.88
11/22/2001	20,022	25.27 - 46.48
12/01/2001	20,181	34.40 - 51.88

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

	(millions of U.S. dollars except per share amounts)

	2001	2000	1999	1998	1997

Results of Operations

Revenues	$17,511	$27,948	$19,628	$16,084	$13,857
Research and development expense	3,224	3,633	2,724	2,318	2,079
Other income (expense) - net	(351)	809	209	169	(71)
Income tax benefit (provision)	3,252	(1,177)	(576)	(488)	(368)
Net earnings (loss) from continuing operations (1)	(24,307)	(2,995)	(257)	(593)	666
Net earnings (loss) from discontinued operations - net of tax	(3,010)	(475)	(94)	(689)	29
Basic earnings (loss) per common share - from continuing operations (1)	(7.62)	(1.01)	(0.10)	(0.26)	0.32
- from discontinued operations	(0.94)	(0.16)	(0.03)	(0.30)	0.01

Basic earnings (loss) per common share	(8.56)	(1.17)	(0.13)	(0.56)	0.33
Diluted earnings (loss) per common share - from continuing operations (1)	(7.62)	(1.01)	(0.10)	(0.26)	0.31
- from discontinued operations	(0.94)	(0.16)	(0.03)	(0.30)	0.01

Diluted earnings (loss) per common share	(8.56)	(1.17)	(0.13)	(0.56)	0.32

Dividends declared per common share	0.0375	0.075	0.075	0.075	0.075

Financial Position at December 31

Total assets	$21,137	$42,180	$24,007	$21,828	$12,250
Long-term debt	4,478	1,623	1,426	1,529	1,635
Minority interest in subsidiary companies	637	770	654	700	703
Common shareholders’ equity	4,824	29,109	13,072	12,190	4,517
Book value per common share	1.50	9.40	4.75	4.60	2.18

(1) Included in net earnings (loss) from continuing operations are the following:
Acquisition-Related Costs (2)	$4,928	$5,940	$2,075	$1,809	$—
Stock option compensation	109	134	—	—	—
Loss (gain) on sale of businesses	112	(174)	(131)	(258)	(102)
Special charges	15,781	269	174	353	95
Equity in net loss of associated companies	119	22	—	—	—
Other income - net	—	(682)	(133)	(183)	—
Net tax impact on above	(1,254)	(14)	(222)	(66)	1
Cumulative effect of accounting change - net of tax	(15)	—	—	—	—

(2) In-process research and development expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

     You should read this section in conjunction with the accompanying audited consolidated financial statements and notes prepared in accordance with United States generally accepted accounting principles. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth below under “Forward-looking statements”. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

     Where we say “we,” “us,” “our,” or “Nortel Networks,” we mean Nortel Networks Corporation and its subsidiaries.

Business overview

     We are a leading global supplier of products and services that support the Internet and other public and private data, voice, and multimedia communications networks, using terrestrial and wireless technologies, which we refer to as “networking solutions”. With our networking solutions, we are focused on providing the infrastructure and applications for high performance networks, as technology transforms the way we communicate and conduct business. We have a technology focus, with a substantial portion of Nortel Networks dedicated to research and development, forming a core strength and a factor differentiating us from our competitors. Our research and development efforts are focused on delivering carrier-grade infrastructure, enabling valuable services for our customers, reducing network costs, and transforming traditional voice-communications networks into cost effective networks supporting data, voice and multimedia communications.

     We re-organized our operations during the fourth quarter of 2001 to focus on providing seamless networking products and service capabilities across three core business areas and three segments: Metro and Enterprise Networks; Wireless Networks; and Optical Long-Haul Networks. These products and service solutions are used by service provider and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, service providers with global businesses, wireless service providers, Internet service providers, application service providers, hosting service providers, resellers, cable television companies, other communications service providers, large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations.

     Our Metro and Enterprise Networks segment includes a range of Optical Ethernet solutions, packet switching and routing solutions, such as data switching systems, aggregation products, virtual private network gateways, and routers, and circuit to packet network solutions, such as enterprise telephone systems, digital switching systems, business solutions and applications, and network management software, together with related professional services. Our Wireless Networks segment solutions support the Time Division Multiple Access, or TDMA, Code Division Multiple Access, or CDMA, Global System for Mobile communications, or GMS, General Radio Packet Standard, or GPRS, and Universal Mobile Telecommunications Systems, or UMTS, standards, to enable end users to be mobile while they send and receive voice and data communications using a wireless device, and include radio access network equipment, key network elements of which are base station transceivers and base station controllers, core network equipment, key network elements of which are mobile switching centers and home location registers, and related professional services. Our Optical Long-Haul Networks segment includes optical long-haul networking solutions designed to provide long-distance, high-capacity transport and switching of data, voice, and multimedia communications signals for operators of land-based and submarine communications networks, including Dense Wave Division Multiplexing (DWDM) transmission solutions, synchronous optical transmission solutions, optical switching solutions, and network management software, optical components for long-distance optical networks, including optical transmitters, optical receivers, lasers, tunable lasers, amplifiers, pump modules, integrated circuits, and other modules and devices for long-haul optical networking, and related engineering, installation, and support services.

     Nortel Networks Corporation’s common shares are publicly-traded on the New York and Toronto stock exchanges under the symbol “NT”. Nortel Networks Limited is our principal direct operating subsidiary. Nortel Networks Corporation holds all of Nortel Networks Limited’s outstanding common shares but none of its outstanding preferred shares. Acquisitions involving any share consideration are completed by Nortel Networks Corporation, while acquisitions involving only cash consideration are generally completed by Nortel Networks Limited or one of its direct subsidiaries.

Developments in 2001

     Core market refocus and associated restructuring

     During 2001, in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting our operations and expected future growth rates, we implemented our work plan to streamline operations and activities around our core markets and leadership strategies. This work plan was adjusted during the year to reflect the continued decline in the industry and economic environment, and in the capital markets. In connection with our work plan, we took the following actions to position and strengthen our business:

•	During 2001, through workforce reductions, the divestiture of non-core businesses, and regular attrition we reduced our overall workforce to approximately 52,600 employees (excluding employees on notice of termination) from the approximately 94,500 employees at the beginning of 2001. We will notify the additional employees impacted by the announced workforce reductions upon compliance with certain regional legislation in Europe, as required. As a result, we will incur a workforce reduction and related charge in the first quarter of 2002, and may incur further charges in the second quarter of 2002. We expect to complete the divestiture of additional non-core businesses during the next few quarters. Upon completion of such workforce reductions and divestitures, we expect to have an overall workforce of approximately 48,000 employees. We have incurred charges of $3,359 during 2001 with respect to the notification of employees, contract settlement and lease costs, the write down of plant and equipment, and the write-off of goodwill associated with our prior acquisitions of MICOM Communications Corp. and Dimension Enterprises, Inc., of which the total cash cost is expected to be approximately $2,300 (See “Special charges” and “Liquidity and capital resources” for additional information).

•	During 2001, actions were taken in order to strengthen our liquidity position. Effective December 20, 2001, Nortel Networks Limited and its subsidiary, Nortel Networks Inc., amended their $2,000 364-day syndicated credit agreements. These amended credit agreements reduced the aggregate size of the committed facilities to $1,575, extended the term of the credit agreements to December 13, 2002, and included financial and other covenants and provisions for the granting of security over certain assets in specified circumstances. On August 15, 2001, we also completed a private offering of $1,800 of 4.25 percent convertible senior notes, due September 1, 2008, and on February 8, 2001, Nortel Networks Limited completed an offering of $1,500 of 6.125 percent notes, due February 15, 2006 (See “Liquidity and capital resources” for additional information).

•	On June 15, 2001, we announced plans to discontinue our access solutions operations, consisting of all of our narrowband and broadband solutions, including copper, cable, and fixed wireless solutions, as well as our then current consolidated membership interest in Arris Interactive LLC and equity investment in Elastic Networks Inc. Also affected by the decision were our prior acquisitions of Sonoma Systems, Promatory Communications, Inc., Aptis Communications, Inc., and Broadband Networks Inc. We continue to work towards disposing of or transitioning the ownership of certain operations. Any operations not disposed of or transitioned are expected to be closed. We expect to complete this plan by June 2002, subject to the closing of specific transactions, the timing of which is impacted by regulatory approval processes and business issues (See “Liquidity and capital resources,” for additional information).

•	During the second half of 2001, we completed several transactions in respect of the outsourcing of non-strategic manufacturing activities and the sale of non-core businesses, resulting in approximately $500 in cash inflows (See “Liquidity and capital resources” for additional information).

     Intangible assets write down

     In light of the significant negative industry and economic trends impacting our operations and expected future growth rates, and the capital markets’ adjustment of technology valuations, we performed an assessment of the carrying values of intangible assets recorded in connection with our various acquisitions as part of our review of financial results during the three months ended June 30, 2001. As a result, we recorded a $12,422 (pre-tax) write down of intangible assets in the three months ended June 30, 2001 (See “Special charges” for additional information).

Legal matters

     Subsequent to the February 15, 2001 announcement in which Nortel Networks provided revised guidance for financial performance for the fiscal year and first quarter 2001, Nortel Networks Corporation and certain of its then current officers and directors were named as defendants in numerous purported class action lawsuits. These lawsuits allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. In addition, a class action lawsuit was filed on behalf of shareholders who acquired the securities of JDS Uniphase Corporation between January 18, 2001 and February 15, 2001, alleging violation of the same United States federal securities laws as the other lawsuits in connection with our acquisition of certain of JDS Uniphase Corporation’s assets in exchange for common shares of Nortel Networks Corporation. On December 21, 2001, a purported class action lawsuit was filed on behalf of certain participants and beneficiaries of the Nortel Networks Long-Term Investment Plan, who made or maintained plan investments in Nortel Networks Corporation’s common shares, under the United States Employee Retirement Income Security Act (See “Legal proceedings” for additional information).

Results of operations — continuing operations

Revenues

     Segment revenues

     The following table sets forth revenues by segment for the years ended December 31:

	For the years ended December 31,			2001 vs 2000		2000 vs 1999
	2001	2000	1999	$Change	% Change	$Change	% Change

Metro and Enterprise Networks	$8,861	$13,541	$11,786	$(4,680)	(34.6)	$1,755	14.9
Wireless Networks	5,714	5,438	4,091	276	5.1	1,347	32.9
Optical Long-Haul Networks	2,276	7,882	3,416	(5,606)	(71.1)	4,466	130.7
Other	660	1,087	335	(427)	(39.3)	752	224.5

Consolidated	$17,511	$27,948	$19,628	$(10,437)	(37.3)	$8,320	42.4

     Geographic revenues

     The following table sets forth revenues by geographic region for the years ended December 31:

	For the years ended December 31,			2001 vs 2000		2000 vs 1999
	2001	2000	1999	$Change	% Change	$Change	% Change

External revenues (a)
United States	$8,591	$16,893	$11,632	$(8,302)	(49.1)	$5,261	45.2
Canada	940	1,505	1,244	(565)	(37.5)	261	21.0
Other countries	7,980	9,550	6,752	(1,570)	(16.4)	2,798	41.4

Consolidated	$17,511	$27,948	$19,628	$(10,437)	(37.3)	$8,320	42.4

(a)	Revenues are attributable to geographic areas based on the location of the customer.

     For the years ended December 31, 2001, 2000, and 1999, revenues in the United States by point of origin (the location of the selling organization) were $9,818, $18,520, and $13,242, respectively.

     Consolidated

     In 2001, the telecommunications industry underwent a significant adjustment, particularly in the United States. Following a period of rapid infrastructure build-out and strong economic growth in 1999 and 2000, we saw a continued tightening in the capital markets and slowdown in the telecommunications industry throughout 2001. This resulted in lower capital spending by industry participants and substantially less demand for our products and services as service providers focused on maximizing their return on invested capital. As a result, our consolidated revenues declined substantially, primarily in the Optical Long-Haul Networks segment and the circuit to packet voice networks portion of the Metro and Enterprise Networks segment, due to our customers’ change in focus from building new networks to conserving capital and/or increasing the capacity utilization rates and efficiency of existing networks, and reducing costs. We expect that the severe lack of available funding from the capital markets, high debt levels of many service providers, bankruptcies of certain service providers, excess network assets, excess and shared bandwidth capacity, and the compounding impact of economic concerns will continue to constrain capital spending by service providers. It is difficult to predict the duration or severity of this industry adjustment, as growth in industry spending is not expected to occur until economic concerns have subsided and the anticipated rationalization of the telecom industry is well underway. For the year 2002, we currently expect a gradual growth in revenues beginning in the second quarter. However, market visibility remains limited given the uncertainty of the economic downturn and its impact on our customers’ business and spending plans. We do not expect that results of operations for any quarter will necessarily be consistent with our quarterly historical profile or indicative of results to be expected for future quarters.

     The significant adjustment in the telecommunications industry, which was initially felt and was most severe in the United States, also impacted Europe, the Caribbean and Latin America region, and the Asia Pacific region during 2001. Overall revenues declined substantially across all regions, with the exception of the Asia Pacific region, in 2001 compared to 2000. The Asia Pacific region saw substantial growth during this period due to considerable sequential growth in the first half of 2001, primarily as a result of growth in the People’s Republic of China as contracts entered into during 2000 were completed. However, we experienced a substantial sequential decline in the second half of 2001 in the Asia Pacific region. We expect that revenues from the People’s Republic of China will be affected by the expected break-up of a major Chinese service provider. The decline in Europe reflects a substantial sequential decline in the second quarter of 2001 and significant sequential declines in the third and fourth quarters of 2001. The decline in the Caribbean and Latin America region reflects substantial sequential declines in the second and third quarters of 2001. The Unites States was essentially flat sequentially in the fourth quarter of 2001 following three quarters of substantial sequential declines in 2001.

     The substantial revenue growth in 2000 compared to 1999 was due to substantial growth in the Optical Long-Haul Networks segment, significant growth in the Metro and Enterprise Networks segment, and substantial growth in the Wireless Networks segment. The substantial revenue growth was primarily due to substantial increases in the United States and Europe. Consolidated revenues increased as a result of increases in sales volume and new product introductions, slightly offset by price reductions.

     Metro and Enterprise Networks

     The substantial decline in revenues in 2001 compared to 2000 was due to substantial declines in sales of the circuit to packet voice networks and metro optical portions of this segment, and a significant decline in the packet switching and routing portion of this segment. The substantial decrease in sales of the circuit to packet voice networks portion of this segment was primarily the result of reduced demand in the interexchange carrier market due to the significant adjustment in the telecom industry, industry consolidation, tightened capital markets, and the maturing of this portion of the segment The substantial decrease in sales of the metro optical portion of this segment related to declines in sales volumes of mature optical products that have a metro application. The significant decline in sales of the packet switching and routing portion of this segment was primarily due to a decline in demand for mature products in this portion of the segment, compounded by the continued industry adjustment as customers delayed the purchase of next generation products. The circuit to packet voice networks for the service providers and enterprises portion of this segment continues to form a substantial portion of the overall sales for this segment. As data, voice, and multimedia communications technologies continue to converge, and service providers as well as enterprises look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs, we anticipate that communications networks will use packet-based technologies. However, the timing of this progression in the short term is unclear as a result of the continuing industry adjustment. The substantial decline in overall segment revenues was primarily due to a substantial decline in the United States, a significant decline in Europe, and substantial declines in Canada and the Caribbean and Latin America region.

     The significant growth in revenues in 2000 compared to 1999 was due to substantial growth in sales of the metro optical portion of this segment, an increase in sales of the circuit to packet voice networks portion of this segment, and significant growth in sales of the packet switching and routing portion of this segment. The significant growth in overall segment revenues was primarily due to significant growth in the United States and Europe.

     Wireless Networks

     The increase in revenues in 2001 compared to 2000 was primarily due to substantial revenue increases during the first half of 2001, driven by growth in the United States and the Asia Pacific region, as major customers continued their network expansion programs. This increase was partially offset by declines in the United States during the second half of 2001, compared to 2000, and declines in the Caribbean and Latin America region in the second and third quarters of 2001, compared to the same periods in 2000, as a result of deterioration in customers’ financial condition, our providing limited, incremental customer financing as a result of the market conditions, and the decision of many wireless service providers to delay certain capital expenditures. The overall growth in Wireless Networks segment revenues in the United States was primarily generated by sales of Code Division Multiple Access, or CDMA, and Time Division Multiple Access, or TDMA, technologies. The overall growth in the Asia Pacific region was primarily generated by sales of Global System for Mobile communications, or GSM, technology. Universal Mobile Telecommunications System, or UMTS, and CDMA 3G technology sales are expected to represent a larger proportion of our total Wireless Networks segment revenues as third generation, or 3G, technologies gain a greater foothold in the market and as GSM and TDMA sales slow, comparatively. However, the timing of changes in revenues in the short term from the different wireless technologies has become increasingly difficult to predict as a result of the continuing industry and capital markets adjustments and the complexities and potential for delays in implementation of 3G network deployments. The increase in overall segment revenues was primarily due to a significant increase in the United States and a substantial increase in the Asia Pacific region, partially offset by substantial declines in the Caribbean and Latin America region and Europe.

     The substantial growth in revenues in 2000 compared to 1999 was due to an increase in wireless network build-outs, primarily by our major United States customers. The substantial increase in overall segment revenues was primarily due to substantial growth in the United States, Europe, and the Caribbean and Latin America region.

     Optical Long-Haul Networks

     The substantial decline in revenues in 2001 compared to 2000 was primarily the result of substantial reductions in capital spending, primarily by our major United States customers. Our major customers in this segment focused on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks, and we expect that any additional capital spending by those customers will be increasingly directed to opportunities that enhance customer performance, revenue generation, and cost reduction in the near term. We expect that customers in this segment will continue to focus on route by route activities and adding channels to existing networks in the short term, while building out networks for increased bandwidth will remain longer term projects. Sales for the Optical Long-Haul Networks segment are primarily based on network build-outs and, as such, generally include a number of long-haul products packaged together in an end-to-end solution. As a result, volatility in this segment typically results in a corresponding increase or decline in overall segment sales as almost all products within the segment are generally affected in the same manner. Our revenues in the first quarter of 2001 reflected the then in-process network build-outs that had begun in 2000. However, when the telecom industry began experiencing the significant adjustment and the capital markets tightened, our customers reduced their purchases significantly as they focused on reducing existing inventory levels to complete existing network build-outs and on improving the efficiency of existing networks as described above. The continuing telecommunications industry consolidation in 2001 also contributed to the reduction in service provider capital spending during 2001. Overall, a large redeployment of assets occurred in this segment of the industry in 2001 primarily due to significant excess inventories, and is expected to continue to a certain extent into 2002. This redeployment, in conjunction with the continuing telecommunications industry consolidation, resulted in significant pricing pressures in 2001. Due to the severe reduction, in number and size, of new network build-outs during 2001, we experienced a substantial decline in this segment compared to 2000. Also, due to the nature of this segment we expect that the Optical Long-Haul Networks segment will be one of the last to recover from the significant adjustment in the telecom industry. The substantial decline in Optical Long-Haul Networks segment revenues was primarily due to substantial declines in the United States, Europe, Canada, and the Caribbean and Latin America region, partially offset by substantial growth in the Asia Pacific region.

     The substantial growth in revenues in 2000 compared to 1999 was due to substantially increased network build-out activity, primarily by our United States customers, as industry participants competed in the deregulated environment and positioned themselves for the then anticipated increased demand for network capacity. The build-out activity was aided by the increased flow of funds from capital markets to this sector during this period. The substantial increase in segment revenues was primarily due to substantial increases in the United States, Europe, and the Caribbean and Latin America region.

Gross profit and gross margin

     The following table sets forth gross profit and gross margin for the years ended December 31:

	For the years ended December 31,			2001 vs 2000		2000 vs 1999
	2001	2000	1999	Change	% Change	Change	% Change

Gross profit	$3,344	$12,834	$8,847	$(9,490)	(73.9)	$3,987	45.1
Gross margin	19.1%	45.9%	45.1%	(26.8)	(58.4)	0.8	1.8

     Gross profit decreased substantially in 2001 compared to 2000 due to substantial declines in revenues and gross margin. The decrease in gross margin was due to substantial decreases in gross margins across all segments. The overall decrease in gross margin was primarily due to the following factors: (i) approximately $1,500 of increased provisions, related to the entire supply chain and contract and customer settlements, as a result of the significant adjustment in the telecommunications industry; (ii) our fixed cost structure that was not reflective of the lower sales volumes in 2001; (iii) pricing pressures across certain products and services, primarily in the Optical Long-Haul Networks segment, resulting from increased competition in the current economic environment; and (iv) shifts in the geographic mix of sales from the United States to Europe and the Asia Pacific region, where we generally earn lower gross margins. Sales in the United States accounted for approximately 49% of overall sales in 2001, compared to approximately 60% in 2000.

     While we cannot predict to what extent pricing pressures will continue, or whether the shift in the geographic mix of our sales will continue, we expect that our work plan, when completed, will result in a cost structure that is more reflective of the current industry and economic environment. In addition, we believe that our current provision levels related to the entire supply chain reflect both current and anticipated future market demand. As a result, we expect that overall gross margin for the full year 2002 will be substantially higher compared to full year 2001. See “Forward-looking statements” for factors that may affect our gross margins.

     Gross profit increased substantially in 2000 compared to 1999, primarily due to a substantial increase in revenues. Overall, gross margin increased in 2000 by 0.8 percentage points compared to 1999, reflecting comparable pricing for certain of our products and a similar product mix. Although competitive pricing pressures existed during 2000, particularly with respect to sales in the Wireless Networks segment, overall we were able to mitigate such pricing pressures through increased sales of higher-margin products and manufacturing and other cost-reduction programs.

Operating expenses

     Selling, general and administrative expense

     The following table sets forth selling, general and administrative, or SG&A, expense and SG&A expense as a percentage of revenues for the years ended December 31:

	For the years ended December 31,			2001 vs 2000		2000 vs 1999
	2001	2000	1999	$Change	% Change	$Change	% Change

SG&A expense	$5,911	$5,416	$3,780	$495	9.1	$1,636	43.3
As a percentage of revenues	33.8%	19.4%	19.3%	N/A	N/A	N/A	N/A

     SG&A expense increased in 2001 compared to 2000, reflecting costs incurred during the first half of 2001 resulting from the increased investment in North American and international markets across all segments during the second half of 2000 to support our revenue growth during that period and the then anticipated revenue growth for 2001. SG&A expense increase also resulted from increased provisions of approximately $1,067 related to various customer receivables and financings, due to the worsening financial position of certain customers following the significant adjustment in the telecom industry. Excluding the impact of increased provisions recorded during 2001, SG&A expense in absolute dollars declined significantly. SG&A expense, in absolute dollars, is expected to decline sequentially on a quarterly basis during 2002 as the full impact of our work plan is realized. We expect that SG&A expense, as a percentage of revenues, will decline to our traditional quarterly levels during the second half of 2002.

     The considerable increase in SG&A expense in 2000, compared to 1999, reflected increased investment in our sales force to support our global growth and strategic acquisitions, and customer financing provisions as a result of the significant increase in funded customer financings.

     Research and development expense

     The following table sets forth research and development, or R&D, expense and R&D expense as a percentage of revenues for the years ended December 31:

	For the years ended December 31,			2001 vs 2000		2000 vs 1999
	2001	2000	1999	$Change	% Change	$Change	% Change

R&D expense	$3,224	$3,633	$2,724	$(409)	(11.3)	$909	33.4
As a percentage of revenues	18.4%	13.0%	13.9%	N/A	N/A	N/A	N/A

     R&D expense decreased significantly in 2001 compared to 2000, reflecting the impact of initiatives undertaken by us to focus our spending on key potential growth areas. R&D expense represented our planned investment in our next generation core products across all segments. R&D expense, in absolute dollars, is expected to decline for full year 2002, compared to full year 2001, based on our expected quarterly R&D expense of approximately $625, not including any potential additional investments in R&D with respect to future strategic opportunities and related new products.

     The considerable increase in R&D expense in 2000, compared to 1999, was due to increased investment in research and development, primarily attributable to new equipment, process development, and advanced capabilities and services for a broad array of applications across all segments.

     In-process research and development expense and amortization of intangibles

     The following table sets forth in-process research and development, or IPR&D, expense and amortization of intangibles for the years ended December 31:

	For the years ended December 31,			2001 vs 2000		2000 vs 1999
	2001	2000	1999	$Change	% Change	$Change	% Change

IPR&D expense	$15	$1,415	$252	$(1,400)	(98.9)	$1,163	461.5
Amortization of intangibles
Acquired technology	807	852	686	(45)	(5.3)	166	24.2
Goodwill	4,148	3,720	1,178	428	11.5	2,542	215.8

     IPR&D expense

     In 2001, IPR&D expense reflected the acquisition of JDS Uniphase Corporation’s Zurich, Switzerland-based subsidiary, and related assets in Poughkeepsie, New York, or the 980 NPLC Business. In 2000, IPR&D expense primarily reflected the acquisitions of Qtera Corporation, Alteon Websystems, Inc., Xros, Inc., and CoreTek, Inc. In 1999, IPR&D expense related primarily to the acquisitions of Shasta Networks, Inc. and Periphonics Corporation.

     Amortization of intangibles

          Acquired technology

     The amortization of acquired technology for 2001 reflected the charge related to the acquisitions of Bay Networks, Inc., Alteon, and Clarify Inc. The amortization of acquired technology for 2000 and 1999 primarily reflected the charge related to the acquisition of Bay Networks. As at December 31, 2001 and 2000, the remaining capitalized amount of acquired technology — net was $285 and $1,125, respectively.

          Goodwill

     The amortization of goodwill for 2001 primarily reflected the charges related to the acquisitions of Bay Networks, Alteon, Xros, Qtera, Clarify, and the 980 NPLC Business. The amortization of goodwill for 2000 primarily reflected the charges related to the acquisitions of Bay Networks, Qtera, Xros, Clarify, and Alteon. The amortization of goodwill for 1999 primarily reflected the charges related to the acquisition of Bay Networks. As at December 31, 2001 and 2000, the remaining capitalized amount of goodwill — net was $2,810 and $16,833, respectively (See “Special charges” for additional information).

     The adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, changes the accounting for goodwill from an amortization method to an impairment-only approach and, as a result, the amortization of goodwill ceased upon adoption of this Statement effective January 1, 2002. As a result, quarterly amortization expense of approximately $450 will no longer be incurred beginning with the first quarter of 2002. We will be performing the first of the required impairment tests under SFAS 142 during the first half of 2002 and have not yet determined the effect of adoption on our business, results of operations, or financial condition.

     Special charges

     For 2001, we recorded special charges of $15,781 related to both restructuring activities and an intangible assets write down.

          Restructuring activities

     During 2001, in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting our operations and expected future growth rates, we implemented our work plan to streamline our operations and activities around our core markets and leadership strategies. We adjusted our work plan during the year to reflect the continued decline in the industry and economic environment, and in the capital markets.

     Workforce reduction charges of $1,361 were related to the cost of severance and benefits associated with the approximately 36,100 employees notified of termination. Of the 36,100 employees notified by December 31, 2001, approximately 13,900 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of our products, and approximately 22,200 were indirect sales, marketing, and administrative employees, and manufacturing managers. The workforce reduction was primarily in North America and the United Kingdom and extended across all of our segments. As at December 31, 2001, we have made cash payments of $975. The remaining cash payments of $400 are expected to be substantially completed by the end of 2002. We will incur an additional charge in the first quarter of 2002, and may incur further charges in the second quarter of 2002, related to the completion of previously announced workforce reductions and related charges, upon compliance with certain regional legislation in Europe, as required.

     In conjunction with the above noted workforce reduction, we identified a number of leased and owned facilities comprised of office, warehouse, and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, we recorded net lease costs of approximately $757. The costs primarily related to our future contractual obligations under operating leases. Offsetting the total lease charge is approximately $506 in expected sublease revenue on leases that we cannot terminate. We also wrote down the net carrying value of specific owned facilities across all segments within North America, and the United Kingdom. The write down of approximately $95 reflects the net realizable value based on market assessments for general purpose facilities. Contract settlement costs included negotiated settlements of approximately $126 to either cancel contracts or renegotiate existing contracts across all of our segments. As at December 31, 2001, we have made cash payments of $110 in respect of lease and contract settlement costs. The remaining cash payments of $773 for lease and contract settlement costs are expected to be substantially completed by the end of 2004.

     Plant and equipment write downs of approximately $440 consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased and owned facilities.

     As a result of the significant negative industry and economic trends impacting our operations and expected future growth rates, we performed assessments of certain plant and equipment assets as part of our review of financial results during 2001. The conclusion of these assessments resulted in a write down of certain plant and equipment within global operations, a function that supports all of our segments, and within the Optical Long-Haul Networks segment, of approximately $435.

     Within global operations, it was determined that there was excess test equipment at a number of system houses that would no longer be required as a result of the industry and economic environment. As a result, we recorded a charge of approximately $66 to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. We expect to dispose of this equipment by the end of the second quarter of 2002.

     Within the Optical Long-Haul Networks segment, we determined that there was excess manufacturing equipment at a number of facilities that would no longer be required as a result of the industry and economic environment. As a result, we recorded a charge of approximately $278 to write down the value of this equipment to its net realizable value based on the current fair market value for this type of specialized equipment. We expect to dispose of this equipment by the end of the second quarter of 2002. We also wrote down the net carrying value of a specialized manufacturing facility within the Optical Long-Haul Networks segment for the production of optical components within North America. The write down of approximately $91 reflects the net realizable value based on market assessments for a general purpose facility.

     The intangible asset write-off of $106 is related to the remaining net book value of goodwill associated with our prior acquisitions of MICOM Communications Corp. and Dimension Enterprises, Inc. As part of our work plan to streamline our business, we have made the decision to exit all technologies and consulting services related to these prior acquisitions.

The financial results related to these prior acquisitions were not material to our business, results of operations, and financial condition.

          Write down of intangible assets

     As part of our review of financial results during the three months ended June 30, 2001, we performed an assessment of the carrying values of intangible assets recorded in connection with our various acquisitions. The assessment during that period was performed in light of the significant negative industry and economic trends impacting our operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of that assessment was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded a $12,422 write down of intangible assets in the three months ended June 30, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. The write down was primarily related to the goodwill associated with the acquisition of Alteon within the Metro and Enterprise Networks segment, and the acquisitions of the 980 NPLC Business, Xros, and Qtera within the Optical Long-Haul Networks segment.

     We performed further assessments for the three months ended September 30, 2001 and the three months ended December 31, 2001 of the carrying values of intangible assets based on the intangible asset balances outstanding in each period. The conclusion of these assessments was that no additional write down of intangible assets was required.

     Fair value was determined based on discounted future cash flows for the businesses that had separately distinguishable intangible asset balances and whose operations had not yet been fully integrated into Nortel Networks. The cash flow periods used were five years, the discount rate used was 20 percent, and the terminal values were estimated based upon terminal growth rates ranging from 5 to 11 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflected management’s best estimates. The discount rate was based upon our weighted average cost of capital, as adjusted for the risks associated with the operations.

     Also, as part of our initiatives to streamline our business around our potential core growth areas, on June 20, 2001, we closed the operations acquired on the acquisition of EPiCON, Inc. The remaining net book value of goodwill and acquired technology related to the EPiCON transaction was written off as part of our assessment of the carrying values of intangible assets for the three months ended June 30, 2001. The closure of the EPiCON operations did not have a material impact on our business, results of operation, and financial condition.

     For additional information related to these restructuring activities, see “Special charges” in note 7 to the accompanying audited consolidated financial statements and notes thereto.

     Loss (gain) on sale of businesses

     Loss on sale of businesses for 2001 of $112 related to a $233 write down of our Service Commerce business, which was identified for disposition, including the operations acquired on the acquisition of Architel Systems Corporation, to its net realizable value during the three months ended December 31, 2001. The write down related primarily to goodwill. Net realizable value was determined based on the anticipated proceeds on the sale of the business, which was completed on February 1, 2002. The loss was partially offset by net gains associated with both the outsourcing of certain activities as part of our continued supply chain transformation strategy that began in 1999 and the divestiture of certain non-core businesses in connection with our work plan to streamline our business around core markets.

     Gain on sale of businesses for 2000 of $174 related primarily to the divestiture of certain manufacturing operations and tangible and intangible assets in connection with our operations strategy.

     Gain on sale of businesses for 1999 of $131 related primarily to the divestiture of certain of our manufacturing and repair operations and assets.

Other income (expense) — net

     For 2001, other expense - net of $351 primarily related to the write down of certain minority investments. This write down resulted from our review of our investment portfolio, which occurs on a quarterly basis, during the third quarter of 2001, and was due to a change in our strategic focus relative to certain minority investments, as well as an other than temporary decline in carrying values caused by a continued significant downturn in both the industry and economic environment. Public company investments were generally written down to current market value, resulting in mark-to-market adjustments previously recorded in accumulated other comprehensive income being recorded against earnings. Private company investments were written down to the estimated current market value by applying a telecommunications market average adjustment factor calculated using the declines of a representative group of public companies.

     For 2000, other income - net of $809 primarily related to a $513 pre-tax ($344 after-tax) gain from the sale of a portion of our share ownership in Entrust, Inc. (formerly Entrust Technologies, Inc.) in the first quarter of 2000, and a $169 pre-tax ($116 after-tax) gain due to a reduction in our investment in Entrust from 33.5 percent to 27.0 percent primarily as a result of Entrust’s issuance of common shares in connection with its acquisition of enCommerce, Inc. in the third quarter of 2000.

     For 1999, other income - net of $209 primarily related to sales of certain investments.

Interest expense

     The increase in interest expense of $142 in 2001, compared to 2000, was primarily related to additional interest expense due to new debt offerings in the year, and an increase in the amount and cost of borrowings under the commercial paper program during the first and second quarters of 2001 (See “Liquidity and capital resources” for additional information).

     Interest expense was up slightly in 2000, compared to 1999, as a result of consistent debt levels during the two periods.

Income tax benefit (provision)

     Our effective tax benefit (provision) rate fluctuates from year to year primarily as a result of the impact of non-tax deductible goodwill amortization and in-process research and development expense, stock option compensation, goodwill write downs and certain non-tax deductible restructuring charges. Excluding these impacts, our effective tax benefit (provision) rate for the years ended December 31, 2001, 2000, and 1999 was a benefit rate of 31 percent, a provision rate of 32 percent, and a provision rate of 34 percent, respectively. The change in rates for 2001 compared to 2000, and 2000 compared to 1999, primarily reflected changes in geographic pre-tax earnings (loss) mix, as well as the impact of valuation allowances established on the 2001 losses.

Net loss from continuing operations

     As a result principally of the foregoing factors, net loss from continuing operations increased by $21,312 in 2001 compared to 2000, and increased by $2,738 in 2000 compared to 1999. We reported a net loss in the current year from continuing operations of $24,307, or $7.62 per common share, compared to a net loss from continuing operations of $2,995, or $1.01 per common share, for 2000, and a net loss from continuing operations of $257, or $0.10 per common share, for 1999.

Results of operations - discontinued operations

     We recorded a net loss of $3,010 from discontinued operations (net of tax) during the year ended December 31, 2001, comprised of a $442 loss from operations (net of tax) and a $2,568 loss on disposal of operations (net of tax) ($3,172 pre-tax). The estimated loss on disposal of the access solutions operations (pre-tax) reflects the costs directly associated with discontinuing operations and the net loss of the access solutions operations during the phase-out period. Major components of the loss included future contractual obligations and estimated liabilities of $1,104 (pre-tax); the write-off of goodwill associated with the acquisitions of Sonoma Systems and Promatory Communications, Inc. of $755 (pre-tax); provisions for both short-term and long-term receivables of $601 (pre-tax); and a provision for inventories of $379 (pre-tax). We did not revise our estimate of the net loss on disposal, recorded in the three months ended June 30, 2001, during the second half of 2001. Revenues for access solutions operations were $996 for the year ended December 31, 2001. The access solutions operations also used net cash of $701 during 2001 (See “Discontinued operations” in note 4 to the accompanying audited consolidated financial statements and notes thereto for additional information).

Critical accounting policies

     Revenue recognition

     Nortel Networks revenue recognition accounting policies are determined in accordance with the standards and guidance provided by United States generally accepted accounting principles. Our revenue streams are the result of a wide range of activities, from custom design and installation over a long period of time to “out of the box solutions,” with numerous variations in between. Our solutions also cover a broad range of technologies and are offered on a global basis. As a result, if we are selling products based on more established technologies, our revenue recognition policies can differ between regions depending on the level of knowledgeable installers within the region and whether we are installing the equipment. Newer technologies within a segment may also have different revenue recognition policies, depending on, among other factors, the specific performance and acceptance criteria within the applicable contract. Therefore, management must use judgment in determining how to apply the current standards and interpretations, not only based on solution, but also within solutions based on technology development and geographic region. As a result, Nortel Networks revenues may fluctuate from period to period based on the mix of solutions sold and in which geographic region they are sold. We refer you to note 2(d) of the accompanying audited consolidated financial statements and notes thereto for a detailed discussion of our revenue recognition policies related to our material revenue streams.

     Provisions for long-term receivables

     In establishing the appropriate provisions for long-term receivables, management must regularly review the financial stability of individual customers. This analysis involves a judgment of a counterparty’s ability to meet and sustain its financial commitments, and takes into account a counterparty’s current and projected financial condition and the positive or negative effects of the current and projected industry outlook, as well as that of the economy in general. When all of these factors are fully considered, a determination is made as to the probability of default. An appropriate provision is then made, taking into account the severity of loss likely on the receivable balance in recovery. A misinterpretation or misunderstanding of these conditions, or other failure to estimate the counterparty’s projected financial condition, or uncertainty in the future outlook of our industry or the economy could result in bad debts in excess of the provisions determined to be appropriate as at the balance sheet date.

     Provisions for inventory

     In establishing the appropriate provisions for inventory, management must make estimates about the future customer demand for our products, taking into account both general economic conditions and growth prospects within our customers’ ultimate marketplace, the market acceptance of our current and pending products. These judgments must be made in the context of our customers’ shifting technology needs and changes in the geographic mix of our customers. A misinterpretation or misunderstanding of these conditions or uncertainty in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory losses in excess of the provisions determined to be appropriate as at the balance sheet date.

     Tax asset valuation

     In establishing the appropriate valuation reserve for tax loss carry-forwards, which have arisen primarily in 2001, all available evidence, both positive and negative must be considered. Historical information of profitability is supplemented by all currently available information about future years. In our current environment, due to the lack of visibility, there is a greater degree of uncertainty that the level of future profitability used to determine the appropriate valuation reserve would be achieved. As a result, additional valuation reserves may be required.

Liquidity and capital resources

     Cash flows

     Cash and cash equivalents, or cash, were $3,513 at December 31, 2001, an increase of $1,869 (including net cash used by the access solutions operations of $701) from December 31, 2000.

     Cash flows from operating activities were $425 in 2001. Cash flows from operating activities resulted from changes in operating assets and liabilities, almost entirely offset by a net loss of $7,366, adjusted for non-cash items. The decline in accounts receivable was primarily the result of declining revenues in 2001, in addition to an increase in our provisions. The decline in inventories was due to our efforts in light of the economic environment to reduce inventory levels by reducing our manufacturing capacity, and increased provisions. The increase in accounts payable and accrued liabilities was due to our special charges provisions as at December 31, 2001. Partially offsetting these impacts was an increase in income taxes recoverable. As a result of the losses incurred during 2001, we are amending prior year tax returns to recover taxes previously paid.

     Cash flows used in investing activities were $801 in 2001. The use of cash was primarily due to expenditures for plant and equipment and a net increase in long-term receivables during the period, partially offset by proceeds on sale of investments and businesses. The expenditures of $1,300 for plant and equipment largely reflected purchases related to general infrastructure, incurred primarily during the first half of 2001 and due to commitments made during the last half of 2000. We are currently focusing expenditures for plant and equipment on our core businesses. The previously announced investment plan to expand optical components and systems production capacity and capability was discontinued during the second quarter of 2001 as a result of the business environment. The net increase in long-term receivables during the period was approximately $234, primarily attributable to increased funding of customer financings in the first half of 2001, partially offset by increased provisions as a result of the economic environment. Proceeds on sale of businesses and investments of $604 resulted primarily from the outsourcing of manufacturing activities and the divestiture of certain non-core businesses in connection with our work plan to streamline our business around core markets.

     Cash flows generated from financing activities were $2,956 in 2001. Cash flows from financing activities primarily resulted from our private offering of $1,800 of 4.25 percent convertible senior notes completed on August 15, 2001, and Nortel Networks Limited’s debt offering of $1,500 of 6.125 percent notes completed on February 8, 2001.

     On August 15, 2001, we completed a private offering of $1,800 of 4.25 percent convertible senior notes, due on September 1, 2008. These notes pay interest on a semi-annual basis on March 1 and September 1, which began on March 1, 2002. These notes are convertible at any time by holders into common shares of Nortel Networks Corporation at an initial conversion price of ten dollars per common share (subject to adjustment upon the occurrence of certain events). Nortel Networks Limited is the guarantor of the notes. Nortel Networks Corporation may redeem some or all of these notes in cash at any time on or after September 7, 2004 at a redemption price of between 100% and 102.125% of the principal amount of these notes depending on the redemption date, plus accrued and unpaid interest and additional interest, if any, to the date of the redemption. These notes are also redeemable upon the occurrence of certain events at a redemption price equal to the principal amount thereof plus accrued and unpaid interest.

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

     Uses of liquidity

     Our cash requirements through the end of 2002 are primarily to fund operations, research and development, capital expenditures, workforce reduction and restructuring activities, debt service, and customer financings. The following provides additional information related to our uses of liquidity.

          Special charges

     The remaining cash outlays of $400 related to workforce reduction initiatives are expected to be substantially completed by the end of 2002, and the remaining cash payments of $773 related to contract settlement and lease costs are expected to be substantially completed by the end of 2004. An additional charge will be incurred in the first quarter of 2002, and further charges may be incurred in the second quarter of 2002, related to remaining announced workforce reductions and related charges. See “Special charges” for additional information.

          Common share dividends

     On June 15, 2001, Nortel Networks Corporation announced that its Board of Directors had decided to discontinue future common share dividends after payment on June 29, 2001 of the $0.01875 per common share dividend, which will improve our cash flow by approximately $60 per quarter.

          Cash obligations

     The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments due

Contractual cash obligations (a)	2002	2003	2004	2005	Thereafter	Total obligations

Long-term debt	$384	$258	$12	$—	$3,824	$4,478
Outsourcing contracts	380	373	361	297	1,065	2,476
Operating leases	248	238	201	148	430	1,265

(a)	Contractual cash obligations do not include provisioned lease costs.

          Commitments and guarantees

     We enter into bid and performance bonds related to various contracts, which generally have terms of less than two years. Potential payments due under these bonds are related to performance under the applicable contract. We have not historically had to make material payments under these types of bonds and we currently do not anticipate that we will be required to make payments under the current bonds. The following table provides information related to potential commercial commitments.

Other commercial commitments (a)	Total amounts committed

Financial guarantees	$7
Performance guarantees	1,170

(a)	Represents available and undrawn commitments as at December 31, 2001.

     We have also entered into supply contracts with customers for products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build and operate networks on a turnkey basis. We have also entered into network outsourcing contracts with customers to operate their networks. Some of these supply and network outsourcing contracts contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages, the termination of the related supply or network outsourcing contract, and/or the reduction of shared revenues under a turnkey arrangement, in certain circumstances. As is customary for the telecommunications industry, these supply and networking outsourcing contracts are highly customized to address each customer’s particular needs and concerns and, therefore, the nature of the events triggering, as well as the actual amounts of the penalties, vary greatly and are based on a variety of complex, interrelated factors, and may vary significantly in amount over the life of the contract. We have not experienced material penalty payments in any recent reporting period.

     Further, certain of our supply arrangements with our contract manufacturers were negotiated prior to the current industry and economic downturn and, depending upon the extent and duration of this downturn, the terms of these arrangements may not be achievable. To the extent that we fail to meet any of these arrangements, and if we are unable to successfully renegotiate the applicable arrangement, we may be obligated to indemnify the contract manufacturer for certain direct costs attributable to our failure to so perform. The actual amount of any such indemnification, which could be substantial, would be based on a variety of complex, inter-related factors. The failure to reach a satisfactory resolution of any such matter could have a material adverse effect on our business, results of operations, financial condition, and supply relationships.

          Customer financing

     The following table provides information related to customer financing commitments as at the years ended December 31:

	2001	2000

Drawn and outstanding (a)	$464	$1,081
Undrawn commitments	1,611	4,087

Total customer financing	$2,075	$5,168

(a)	Net of provisions of $887 and $433 for the years ended December 31, 2001 and 2000, respectively.

     Customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for certain non-product and service costs associated with network installation and integration of our products and services, and financing for working capital purposes and equity financing.

     As a result of the competitive environment during 1999 and 2000, we provided significant amounts of medium-term and long-term customer financing, resulting in a significant increase in both undrawn commitments for customer financing and drawn and outstanding balances. During this period, we continued to fund our customer financing commitments and were also able to regularly place both undrawn commitments and drawn and outstanding balances with third-party lenders. However, our ability to place customer financing with third-party lenders was significantly reduced during 2001 due to, among other factors, recent economic downturns in various countries, capital market conditions, adverse changes in the credit ratings of our customers and ourselves, and reduced demand for telecommunications financings in capital and bank markets. During the same period, several customers failed to meet the borrowing conditions set forth in their customer financing arrangements or reduced their commitments to purchase our products and services and, as a result, our commitments to provide customer financing were reduced or withdrawn. This resulted in a decline in our undrawn commitments throughout 2001. During 2001, certain of our customers, including competitive local exchange carriers, filed for bankruptcy or experienced financial difficulties. As a result of our reviews of our customer financing receivables during 2001, we increased our customer financing provisions to reflect our expectation that certain customers will be unable to meet their repayment obligations to us in the future as a result of the current market conditions. Primarily as a result of these increased provisions recorded during the year, the drawn and outstanding customer financing balance decreased significantly in 2001, compared to 2000.

     We continue to regularly assess the levels of our customer financing provisions based on a loan-by-loan review to evaluate whether they reflect current market conditions, as well as the ability of our customers to meet their repayment obligations. We also continue to restructure financings to minimize losses and reduce undrawn commitments where possible. In addition to being highly selective in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk, including performance milestones and other conditions of funding. Management is focused on the strategic use of our limited customer financing capacity, on revolving that capacity as quickly and efficiently as possible, and on managing the absolute dollar amount of our customer financing exposure.

     We currently have customer financing commitments and balances outstanding in connection with the turnkey construction of new networks, particularly third generation, or 3G, wireless networks, and we may commit to provide additional funding in the future if such financings are strategic to our core business activities. We have traditionally been able to place a large amount of our customer financing obligations with third-party lenders. However, we are currently directly supporting more of such commitments and outstanding balances of such customer financings due to capital market conditions and the financial difficulties experienced by some customers. We anticipate that we will be required to directly support a significantly greater amount of future customer financings compared to our past experience. We will continue to seek to arrange for third-party lenders to assume our customer financing obligations and to fund customer financings from working capital and conventional sources of external financing in the normal course. However, our customer financing commitments and balances outstanding may increase substantially as a result of us continuing to hold such customer financings. We may also enter into additional customer financing arrangements, resulting in further customer financing commitments and balances outstanding.

     See “Forward-looking statements” for additional factors that may impact our customer financing arrangements.

     Discontinued operations

     At December 31, 2001, the remaining accruals totalled $366 and were related to certain future contractual obligations and estimated liabilities of the discontinued access solutions operations, and estimated operating losses during the planned period of disposition. Such accruals are expected to be drawn down by cash payments, the impact of which is expected to be partially offset by cash inflows generated from the sale of certain assets over the planned period of disposition.

     For additional information related to discontinued operations, see “Discontinued operations” in note 4 to the accompanying audited consolidated financial statements and notes thereto.

     Sources of liquidity

     Following the February 8, 2001 offering of $1,500 of 6.125 percent notes by Nortel Networks Limited, Nortel Networks Limited and its financing subsidiary have remaining capacity to issue from time to time up to an aggregate of $1,000 of debt securities and warrants to purchase debt securities, pursuant to a shelf registration statement filed with the United States Securities and Exchange Commission. Refer to the discussion below regarding our debt ratings and also see “Forward-looking statements” for factors that may affect this program.

     Nortel Networks Limited also filed in each of the provinces of Canada a short form prospectus under the Canadian shelf prospectus program qualifying it to issue up to $500 (Canadian) of debt securities and warrants to purchase debt securities. This program expired on February 23, 2002.

     On June 14, 2001, Nortel Networks Limited and its subsidiary, Nortel Networks Inc., entered into 364-day credit agreements with certain banks to permit borrowings in an aggregate amount up to $2,000, with a one-year term out option to convert outstanding amounts under the credit agreements into term loans on the termination date of the credit agreements. Effective December 20, 2001, Nortel Networks Limited and Nortel Networks Inc. amended their June 14, 2001 $2,000 364-day syndicated credit agreements. These amendments reduced the size of the committed facilities to $1,575 and extended the term of the credit agreements to December 13, 2002, with a one-year term out option to convert outstanding amounts under the credit agreements into term loans on December 13, 2002.

     The credit agreements contain financial covenants that require (i) the maintenance of a minimum consolidated tangible net worth at the consolidated Nortel Networks Limited level, and (ii) the achievement of certain minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, thresholds at the Nortel Networks level beginning in the first quarter of 2002. The minimum consolidated tangible net worth of Nortel Networks Limited required is $1,880. The consolidated EBITDA covenant requires that we achieve a cumulative EBITDA of negative $500 or better for the three months ended March 31, 2002. In addition, there are minimum EBITDA covenants in place for the remainder of fiscal year 2002 and the first three quarters of 2003, tested in quarterly increments during the period. Compliance with this covenant will require EBITDA improvements during the fiscal year 2002, and further improvements in the year thereafter. Certain business restructuring charges and other one-time charges and gains will be excluded from the calculation of EBITDA. In addition, these credit agreements contain covenants restricting additional debt, the payment of dividends, corporate events, liens, sale and leasebacks, and investments, among others. Payments of dividends on the outstanding preferred shares of Nortel Networks Limited is permitted provided that compliance with certain covenants of the credit agreements is maintained. These credit agreements also provide for the granting of security, which may include a pledge of shares and/or a guarantee, over substantially all of Nortel Networks Limited’s assets and those of most of its United States and Canadian subsidiaries, and also provide for either a pledge of shares or a guarantee by certain of Nortel Networks Limited’s other subsidiaries. The security will be granted in the event that one of Nortel Networks Limited’s United States senior unsecured long-term debt ratings falls below investment grade, defined as either Baa3 or BBB-, as determined by Moody’s Investors Services, Inc. or Standard & Poor’s Ratings Service, respectively. The security would be released when both of these debt ratings return to Baa2 (with a stable outlook) and BBB (with a stable outlook), as determined by Moody’s and Standard & Poor’s, respectively. In the event that such security is in fact granted as a result of such rating downgrade, certain other financings and debt obligations, including certain future financings and obligations, will also be secured to the extent required by the terms and conditions of such financings and obligations during the time that the security arrangements under the credit agreements are in effect.

     On April 12, 2000, Nortel Networks Limited and Nortel Networks Inc. entered into five-year and 364-day syndicated credit agreements, which permit borrowings in an aggregate amount of up to $2,000. On April 11, 2001, Nortel Networks Limited and Nortel Networks Inc. extended and increased the April 12, 2000, 364-day syndicated credit agreements to permit borrowings in an aggregate amount of up to $1,750 from $1,250, with a one-year term out option to convert outstanding amounts under the 364-day syndicated credit agreements into term loans on the termination date of the credit agreements. As a result, total borrowings permitted under these syndicated five-year and 364-day credit agreements are $2,500. We had not drawn on these syndicated credit agreements as at December 31, 2001. These agreements can be used for borrowings for general corporate purposes, and to support borrowings under our commercial paper program. Borrowings related to the commercial paper program have been reduced to nil at December 31, 2001 from prior levels during the year, as a result of the commercial paper market currently being effectively closed to us due to our current debt ratings. We anticipate that any amendment or extension of these credit facilities will likely require our agreement to covenants similar to the amended June 14, 2001 credit agreements due to our current debt rating.

     At December 31, 2001 we were in compliance with the covenants of our credit agreements and had not drawn on any of the credit agreements. In addition, Nortel Networks Limited’s long-term debt ratings were within investment grade as determined by both Moody’s and Standard & Poor’s. Refer to the discussion below regarding our debt ratings and see “Forward-looking statements” for factors that may affect our ability to comply with covenants and conditions in our credit agreements.

     The total debt to total capitalization ratio of Nortel Networks was 47 percent at December 31, 2001, compared to 6 percent at December 31, 2000. The increase in the total debt to total capitalization ratio at December 31, 2001, compared to December 31, 2000, was due to the reduction in retained earnings as a result of the net losses for 2001, and the increase in total debt primarily due to the issuance of $1,800 of 4.25 percent convertible senior notes on August 15, 2001 and $1,500 of 6.125 percent notes on February 8, 2001.

     Subsequent to the second quarter of 2001, we completed or announced several transactions to divest portions of our business, primarily related to the continuing transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, and in conjunction with our work plan to divest non-core businesses. Net cash proceeds from these transactions are expected to be approximately $700, of which approximately $500 has been received as at December 31, 2001 and $200 is expected to be realized during the next several quarters. Transactions completed during 2001 included the following:

•	We completed a transaction with C-MAC Industries Inc. to divest the majority of our manufacturing activities related to the systems integration, configuration, and testing of our DMS circuit-switching products, previously performed in our system house in Research Triangle Park, North Carolina. We also completed the divestiture of similar manufacturing activities performed in our system house in Monkstown, Northern Ireland. C-MAC will also supply us with systems integration, configuration, and testing services for DMS products, and will assume most of the management functions related to the associated supply chain. The transactions included the sale of associated equipment and inventory.

•	We completed a transaction with Amdocs Limited to sell substantially all assets used in our Clarify portfolio, including patents, intellectual property, and trademarks. Under the terms of the agreement, Amdocs also assumed existing customer contracts, as well as certain leased office space.

•	We completed a transaction with SCI Systems, Inc. to outsource the remaining printed circuit board assembly activities performed in our system houses in St. Laurent, Quebec and Monkstown, Northern Ireland, including the sale of associated equipment and inventory. In addition, we extended the master supply agreement with SCI, which covers existing printed circuit board assembly manufacturing services performed for us.

     Credit ratings

     Our credit ratings as at December 31, 2001 were as follows:

Rating on long-
term unsecured
	debt issued or		Rating on
	guaranteed by		commercial
	Nortel Networks		paper issued or
	Limited/Nortel	Rating on preferred	guaranteed by
	Networks	shares issued by Nortel	Nortel Networks
Rating agency	Corporation	Networks Limited	Limited	Last update

Standard & Poor’s Ratings Service	BBB-	Global scale BB	A-3	October 3, 2001
Canadian scale P-3
Moody’s Investor Services, Inc.	Baa2	Ba1	P-2	October 3, 2001

     Despite the lowered ratings, our ratings from Standard & Poor’s and Moody’s remain within investment grade levels. The ratings remain on review for possible future downgrade (Moody’s) and negative outlook (Standard & Poor’s). There can be no assurance that our credit ratings will not be lowered further, to below investment grade, or that such ratings agencies will not issue adverse commentaries, resulting in higher financing costs under our credit facilities and for other financings generally, and reduced access to the capital markets or our credit agreements. In addition, if our credit ratings are reduced, we will be required to deliver the prescribed security to the lenders in order to access the $1,575 credit facilities under the December 20, 2001 amended credit agreements. Our credit ratings also affect our ability, and the cost, to securitize receivables. See “Forward-looking statements” for effects of changes in respect of our debt ratings.

     During 2001, we took actions to strengthen our cash and liquidity positions and as of December 31, 2001, our primary source of liquidity was our current cash and cash equivalents. We believe this cash, together with cash flows from operations, will be sufficient to meet our working capital, capital expenditure, and investment requirements through the end of fiscal 2002, with potential fundings under our credit facilities to address cash flow fluctuations within quarters. If our revenues and cash flows are materially lower than we expect, we may be required to further reduce capital expenditures and investments in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt, and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities when and as needed, or that liquidity-generating transactions or financings will be available to us on acceptable terms or at all. See “Forward-looking statements” for factors that may affect our revenues, cash flows and debt levels.

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

     For a discussion of our accounting policies for derivative financial instruments, see “Significant accounting policies” in note 2(m) to the accompanying audited consolidated financial statements and notes thereto. Additional disclosure of our financial instruments is included in “Financial instruments and hedging activities” in note 16 to the accompanying audited consolidated financial statements and notes thereto.

     We manage foreign exchange exposures using forward and option contracts to hedge firm sale and purchase commitments. Our most significant foreign exchange exposures are in the Canadian dollar, the United Kingdom pound, and the Euro. We enter into United States to Canadian dollar forward and option contracts intended to hedge the United States to Canadian dollar exposure on future revenue and expenditure streams. We recognize the gains and losses on these contracts in income when the hedged transaction occurs.

     We continue to expand our business globally and, as such, an increasing proportion of our business will be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations, and financial condition. We endeavour to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our exposures to major currencies. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have foreign exchange exposure based upon, among other factors, the excess or deficiency of foreign currency receipts over foreign currency expenditures in each of our significant foreign currencies. Our significant currency flows for the year ended December 31, 2001 were in United States dollars, Canadian dollars, United Kingdom pounds, and the Euro. For 2001, the net impact of foreign exchange fluctuations was a gain of $2, compared to a gain of $10 for 2000 and a loss of $93 for 1999. Given the devaluation of the Euro in 2001, and our exposure to other international markets, we continuously monitor all of our foreign currency exposures. We cannot predict whether we will incur foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations, and financial condition.

     We manage interest rate exposures using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. We manage these exposures using interest rate swaps, which reduce our cost of financing and the fluctuations in the aggregate interest expense. We book net settlements on these swap instruments as adjustments to interest expense.

     We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse changes in foreign exchange rates. The balances are segregated by source currency, and a hypothetical unfavourable variance in foreign exchange rates of 10 percent is applied to each net source currency position using year-end rates, to determine the potential decrease in cash flows over the next year. The sensitivity analysis includes all foreign currency-denominated cash, short-term and long-term debt, and derivative instruments that will impact cash flows over the next year that are held at December 31, 2001 and 2000, respectively. The underlying cash flows that relate to the hedged firm commitments are not included in the analysis. The analysis is performed at the reporting date and assumes no future changes in the balances or timing of cash flows from the year-end position. Further, the model assumes no correlation in the movement of foreign exchange rates. As at December 31, 2001 and 2000, based on a one-year time horizon, a 10 percent adverse change in the exchange rates would result in a potential decrease in after-tax cash flows of approximately $91 and $86, respectively. This potential decrease would result primarily from our exposure to the Canadian dollar, the United Kingdom pound, and the Euro.

     We also use sensitivity analysis to measure our interest rate risk. As at December 31, 2001, a 100 basis point adverse change in interest rates would not have a material effect on our business, results of operations, and financial condition.

Legal proceedings

     In connection with the January 28, 2000 acquisition of Qtera, Qtera and two of its employees were named as defendants in a lawsuit filed by Siemens ICN in the 15th Judicial Circuit for Palm Beach County, Florida. The lawsuit alleged various claims, including purported misappropriation of trade secrets. This dispute has been resolved to the satisfaction of the parties and without material adverse effect to Nortel Networks.

     Subsequent to the February 15, 2001 announcement in which Nortel Networks Corporation provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel Networks Corporation and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits, which have been served through September 24, 2001, in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario, Quebec, and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation’s securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. A class action lawsuit was also filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation between January 18, 2001 and February 15, 2001, alleging violations of the same United States federal securities laws as the other lawsuits. On May 11, 2001, we filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec announced their decision on November 6, 2001 to discontinue their proceedings and obtained court approval for such discontinuances on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, we filed a motion seeking leave to appeal that decision. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum. In addition, a purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan at any time during the period of March 7, 2000 through the filing date and who made or maintained plan investments in Nortel Networks Corporation’s common shares, under the Employee Retirement Income Security Act for plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce plan participants to continue to invest in and maintain investments in Nortel Networks Corporation’s common shares in the plan.

     On February 12, 2001, Nortel Networks Inc., an indirect subsidiary, was served with a consolidated amended class action complaint that purported to add Nortel Networks Corporation as a defendant to a lawsuit commenced in July 2000 against Entrust and two of its then current officers in the United States District Court for the Eastern District of Texas (Marshall Division), or the District Court. This complaint alleges that Nortel Networks Corporation, Entrust, and two officers of Entrust violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. Nortel Networks Corporation is alleged to be a controlling person of Entrust. On April 6, 2001, we filed a motion to dismiss the first complaint. On July 31, 2001, the first complaint was dismissed without prejudice. On August 31, 2001, the plaintiffs filed a second amended class action complaint against the same defendants asserting claims substantively similar to those in the first complaint. On September 21, 2001, we filed a motion to dismiss this second complaint. The motion is currently under consideration by the District Court.

     On March 4, 1997, Bay Networks, Inc., a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California, or the Federal Court, and the California Superior Court, County of Santa Clara, or the California Court, against Bay Networks and ten of Bay Networks’ then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay

Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint and on September 8, 2000, a notice of appeal of that order and judgment was filed by the plaintiffs. On August 1, 2001, the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, denied the plaintiffs’ appeal. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On June 18, 2001, the defendants removed the consolidated state court actions to the Federal Court. On September 19, 2001, the defendants’ motion to dismiss the complaint was rejected and the plaintiffs’ motion to remand the case to the California Court was granted. The defendants filed an appeal in the Ninth Circuit on October 2, 2001 with respect to the decisions in such motions, and the Ninth Circuit dismissed the appeal on December 26, 2001.

     In each of the matters described above, plaintiffs are seeking an unspecified amount of money damages.

     We are also a defendant in various other suits, claims, proceedings and investigations that arise in the normal course of business.

     We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims, proceedings and investigations will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We and any of our named directors and officers intend to vigorously defend these actions, suits, claims, proceedings and investigations.

Environmental matters

     For a discussion of Environmental matters, see “Contingencies” in note 19 to the accompanying audited consolidated financial statements and notes thereto.

Employee defined benefit plans

     We maintain various defined benefit plans for our employees in North America and the United Kingdom. As a result of the worldwide economic downturn during 2001 and the September 11, 2001 terrorist attacks in the United States, the fair market value of the defined benefit plan assets declined significantly from the comparable period in the prior year. While the fair market value of the plan assets has appreciated since September 30, 2001 (the annual measurement date for pension expense purposes), the plan assets remain significantly devalued compared to the previous measurement year. As a result, the three largest plans have changed from a fully funded position to an unfunded position for accounting purposes. However, based on our latest actuarial valuations, and utilizing long-term assumptions consistent with those in prior years, our cash funding requirements for 2002 are expected to be moderate and substantially consistent with 2001. Plan assets are comprised primarily of common stocks, bonds, debentures, secured mortgages, and property. Included in plan assets are common shares of Nortel Networks Corporation with an aggregate market value of $23 in 2001 ($66 in 2000). See note 13 to the accompanying audited consolidated financial statements and notes thereto for additional details.

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

We have restructured our business and recorded a write down of intangible assets in the past to respond to industry and market conditions. The assumptions underlying our restructuring efforts and intangible assets write down may prove to be inaccurate and we may have to restructure our business or incur additional intangible asset write downs again in the future.

     In response to changes in industry and market conditions, we have restructured our business in the past, are currently restructuring our business, and may again restructure our business in the future to achieve certain cost savings and to strategically realign our resources. We have based our work plan pertaining to the restructuring on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment which may not prove to be accurate.

     While restructuring, we have assessed, and will continue to assess, whether we should dispose of or otherwise exit businesses or further reduce our workforce, as well as review the recoverability of our tangible and intangible assets associated with those businesses. Any decision to further limit investment or to dispose of or otherwise exit businesses may result in the recording of additional charges, such as workforce reduction costs, facilities reduction costs, asset write downs, and contractual settlements. Additionally, estimates and assumptions used in asset valuations are subject to uncertainties, as are accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets. As a result, future market conditions may result in further charges for the write down of tangible and intangible assets.

We may not be able to successfully implement the initiatives we have undertaken in restructuring our business and, even if successfully implemented, these initiatives may not be sufficient to meet the changes in industry and market conditions and to achieve future profitability.

     We must successfully implement our work plan if we are to adjust our cost structure to reflect current and expected future economic conditions, market demands and revenues, and to achieve future profitability. We must also manage the potentially higher growth areas of our business, as well as the non-core areas of our business, effectively in light of current and expected future market demands and trends.

     Under our work plan, we have also implemented a number of initiatives, including exiting businesses and writing down our tangible and intangible assets, to streamline our business, and to focus our investments on delivering what we believe to be the key next-generation networking solutions. However, our work plan, including workforce reductions, may not be sufficient to meet the changes in industry and market conditions, and such conditions may continue to deteriorate or last longer than we expect. In addition, we may not be able to successfully implement our work plan and may be required to refine, expand or extend our work plan. Furthermore, our workforce reductions may impair our ability to realize our current or future business objectives. Lastly, costs actually incurred in connection with restructuring actions may be higher than the estimated costs of such actions and/or may not lead to the anticipated cost savings. As a result, our restructuring efforts may not result in our return to profitability.

Our operating results have historically been subject to yearly and quarterly fluctuations and are expected to continue to fluctuate.

     Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, and to streamline our operations;

•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses, and to dispose of or exit non-core businesses;

•	the inherent uncertainties of using estimates and assumptions for asset valuations and the impact of changes in accounting principles used to value assets;

•	our ability to implement our work plan without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies, the delivery of high quality robust products at competitive prices, the maintenance of technological leadership, and the retention of qualified personnel;

•	fluctuations in our gross margins;

•	the impact of acquired businesses and technologies;

•	increased price and product competition in the networking industry;

•	the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;

•	variations in sales channels, product costs, and the mix of products sold;

•	the size and timing of customer orders and shipments;

•	our ability to maintain appropriate inventory levels; and

•	the impact of our product development schedules, manufacturing capacity, and lead times required to produce our products.

     Significant fluctuations in our operating results could contribute to volatility in the market price of Nortel Networks Corporation’s common shares.

Our gross margins may be negatively affected, which in turn would negatively affect our operating results and could contribute to volatility in the market price of Nortel Networks Corporation’s common shares.

     Our gross margins may be negatively affected as a result of a number of factors, including:

•	increased price competition;

•	excess capacity;

•	higher material or labour costs;

•	warranty costs;

•	obsolescence charges;

•	loss of cost savings on future inventory purchases as a result of high inventory levels;

•	introductions of new products and costs of entering new markets;

•	increased levels of customer services;

•	changes in distribution channels; and

•	changes in product and geographic mix.

     Lower than expected gross margins would negatively affect our operating results and could contribute to volatility in the market price of Nortel Networks Corporation’s common shares.

Economic conditions in the United States, Canada, and globally, affecting the telecommunications industry, as well other trends and factors affecting the telecommunications industry, are beyond our control and may result in reduced demand and pricing pressure on our products.

     There are trends and factors affecting the telecommunications industry, which are beyond our control and may affect our operations. Such trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

•	adverse changes in our credit rating, or the credit ratings of our customers and suppliers;

•	adverse changes in the market conditions in our industry and the specific markets for our products;

•	the trend towards the sale of integrated networking solutions;

•	visibility to, and the actual size and timing of, capital expenditures by our customers;

•	inventory practices, including the timing of product and service deployment, of our customers;

•	the amount of network capacity and the network capacity utilization rates of our customers, and the amount of sharing and/or acquisition of new and/or existing network capacity by our customers;

•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors, and suppliers;

•	conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;

•	governmental regulation or intervention affecting communications or data networking; and

•	the effects of war and acts of terrorism.

     Economic conditions affecting the telecommunications industry, which affect market conditions in the telecommunications and networking industry, in the United States, Canada and globally, affect our business. Reduced capital spending and/or negative economic conditions in the United States, Canada, Europe, Asia, Latin America and/or other areas of the world could result in reduced demand for or pricing pressure on our products.

We may not be able to attract or retain the specialized technical and managerial personnel necessary to achieve our business objectives.

     Competition for certain key positions and specialized technical personnel in the high-technology industry is intense, despite current economic conditions. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel in a timely manner, particularly key members of senior management and in our key areas of potential growth. A key factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans and employee investment plans. The value of these opportunities may be adversely affected by the volatility or negative performance of the market price for Nortel Networks Corporation’s common shares. We may also find it more difficult to attract or retain qualified employees because of our recent significant workforce reductions and our business performance in 2001. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. If we are not successful in attracting, retaining or recruiting qualified employees, including members of senior management, in the future, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

Future cash flow fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.

     Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations, and supplier terms and conditions. Our inability to manage cash flow fluctuations resulting from such factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

Our business may be materially and adversely affected by our increased levels of debt.

     In order to finance our business we have incurred, or have entered into credit facilities allowing for drawdowns of, significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, including debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, poor business performance or lower than expected cash inflows could have adverse consequences on the operation of our business.

     In particular, certain of such credit agreements have been recently amended and now contain financial covenants that require the maintenance of a minimum consolidated tangible net worth and the achievement of certain minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. The minimum required consolidated tangible net worth of Nortel Networks Limited is $1,880. The consolidated EBITDA covenant requires that we achieve a cumulative EBITDA of negative $500 or better for the three months ended March 31, 2002. In addition, there are minimum EBITDA covenants in place for the remainder of fiscal year 2002 and the first three quarters of 2003, tested in quarterly increments during the period. Compliance with this covenant will require EBITDA improvements during the fiscal year 2002, and further improvements in the year thereafter. Certain business restructuring charges and other one-time charges and gains will be excluded from the calculation of EBITDA. These credit agreements also provide for the granting of security, which may include a pledge of shares and/or a guarantee, over substantially all of Nortel Networks Limited’s assets and those of most of its United States and Canadian subsidiaries and also provide for either a pledge of shares or a guarantee by certain of Nortel Networks Limited’s other subsidiaries. The security will be granted in the event that one of Nortel Networks Limited’s United States senior unsecured long-term debt ratings falls below investment grade, defined as Baa3 or BBB-, as determined by Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Service, respectively. The security would be released when both of these debt ratings return to Baa2 (stable outlook) and BBB (stable outlook), as determined by Moody’s and Standard & Poor’s, respectively. In the event that such security is in fact granted as a result of such rating downgrade, certain other financings and debt obligations, including certain future financings and obligations, will also be secured to the extent required by the terms and conditions of such financings and obligations during the time that the security arrangements under the credit agreements are in effect.

     Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future, or accessing sources of funding, including our credit facilities;

•	we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets, and/or forego business opportunities including acquisitions, research and development projects, or product design enhancements.

Changes in respect of our public debt ratings may materially and adversely affect the availability, the cost, and the terms and conditions of our debt and asset-based financings.

     Certain subsidiaries’ outstanding debt instruments are publicly rated by independent rating agencies. These public debt ratings affect our ability to raise debt, our access to the commercial paper market (which is currently effectively closed to us), and our ability to engage in asset-based financing. These public debt ratings also may negatively affect the cost to us and terms and conditions of debt and asset-based financings. Additionally, any negative developments regarding our cash flow, public debt ratings and/or our incurring significant levels of debt, or our failure to meet certain covenants under our credit agreements, could require us to grant security, lose access to, and/or cause a default under certain of our credit facilities and adversely affect further the cost and terms and conditions of our debt and asset-based financings.

Our performance may be materially and adversely affected if our expectations regarding market demand for particular products prove to be wrong.

     We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic, and that the use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet will significantly impact traditional voice networks, both wireline and wireless. We believe that this will create market discontinuities. By market discontinuities, we mean opportunities for new technologies, applications, products and services that enable the secure, rapid, and efficient transport of large volumes of data traffic over networks and allow service providers and carriers to increase revenues and improve operating results. Market discontinuities will also make traditional voice network products and services less effective as they were not designed for data traffic. We believe that these market discontinuities in turn will lead to the convergence of data and voice through upgrades of traditional voice networks to transport large volumes of data traffic or through the construction of new networks designed to transport both voice and data traffic. Either approach would require significant capital expenditures by service providers and carriers. We also believe that such developments will give rise to the demand for Internet Protocol-, or IP-, optimized networking solutions, and third generation, or 3G, wireless networks. Internet Protocol is the predominant method by which data is sent from one computer to another on the Internet — a data message is divided into smaller packets which contain both the sender’s unique IP address and the receiver’s unique IP address, and each packet is sent, potentially by different routes and as independent units, across the Internet. There is no continuing connection between the end points which are communicating versus traditional telephone communications which involve establishing a fixed circuit that is maintained for the duration of the voice or data communications call. 3G wireless networks are an evolution of communications networks from second generation wireless networks for voice and low speed data communications that are based on circuit switching — when a call is dialed, a circuit is established between the mobile handset and the third party, and the connection lasts for the duration of the call. By comparison, 3G networks allow devices to be “always on” because the networks are packet-based. We expect 3G networks to include such features as voice, high speed data communications and high bandwidth multimedia capabilities, and usability on a variety of different communications devices, such as cellular telephones and pagers, with the user having accessibility anywhere and at any time to these features.

     We cannot be sure what the rate of such convergence of voice and data networks will be, due to the dynamic and rapidly evolving nature of the communications business, the technology involved and the availability of capital. Consequently, market discontinuities and the resulting demand for IP-optimized networking solutions or 3G wireless networks may not materialize. Alternatively, the pace of that development may slow. It may also be the case that the market may develop in an unforeseen direction. Certain events, including the availability of new technologies or the evolution of other technologies, may occur which would affect the extent or timing of anticipated market demand, or increase demand for products based on other technologies, or reduce the demand for IP-optimized networking solutions or 3G wireless networks, which in turn may reduce purchases of our networking solutions by our customers, require increased expenditures to develop and market different technologies, or provide market opportunities for our competitors. Our performance may also be materially and adversely affected by a lack of growth in the rate of data traffic, a reduction in the use of the Internet or a reduction in the demand for IP-optimized networking solutions or 3G wireless networks in the future.

We may be materially and adversely affected by continued reductions in spending on telecommunications infrastructure by our customers.

     A continued slowdown in capital spending by service providers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by service providers has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. Many of our traditional customers have already begun to invest in data networking and/or are in the process of transitioning from voice-only networks to networks which include data traffic. However, as a result of the recent changes in industry and market conditions, many of our customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results have been and are expected to continue to be materially and adversely affected by the continued reductions in capital spending on telecommunications infrastructure by our customers.

We have made, and may continue to make, strategic acquisitions in order to enhance the expansion of our business. If we are not successful in operating or integrating these acquisitions, our business, results of operation, and financial condition may be materially and adversely affected.

     In the past, we acquired companies to enhance the expansion of our business and products. We may consider selective opportunistic acquisitions of companies with resources and product or service offerings capable of providing us with additional strengths to help fulfill our vision of building the new, high-performance Internet. Acquisitions involve significant risks and uncertainties. These risks and uncertainties include:

•	the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;

•	the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

•	the generation of insufficient revenues by acquired businesses to offset increased operating expenses associated with these acquisitions;

•	the potential difficulties in completing in-process research and development projects and delivering high quality robust products to our customers;

•	the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;

•	the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

•	the potential loss of key employees of the acquired businesses;

•	the risk that acquired businesses will divert the attention of our senior management from the operation of our business; and

•	the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

     Our inability to successfully operate and integrate newly-acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of further growth in demand for IP-optimized network solutions and other advances in technology, as well as on our revenues, gross margins, and expenses.

We operate in highly dynamic and volatile industries characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and short product life cycles.

     The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of high quality, new products and upgrades, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency, and cost requirements of our customers. Our success will also depend on our ability to comply with emerging industry standards, to operate with products of other suppliers, to address emerging market trends, to provide our customers with new revenue-generating opportunities and to compete with technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions and 3G wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Investments in such development may result in expenses growing at a faster rate than revenues. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner, or in achieving market acceptance for our new products.

     The success of new or enhanced products, including IP-optimized networking solutions and 3G wireless networks, depends on a number of other factors including the timely introduction of such products, market acceptance of new technologies and industry standards, the quality and robustness of new or enhanced products, competing product offerings, the pricing and marketing of such products, and the availability of funding for such networks. Products and technologies developed by our competitors may render our products obsolete. Hackers may attempt to disrupt or exploit our customers’ use of our technologies. If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications and data networking or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry, and our sales, market share, and customer relationships could be materially and adversely affected.

     In addition, unanticipated changes in market demand for products based on a specific technology, particularly lower than anticipated, or delays in, demand for IP-optimized networking solutions, particularly long-haul and metro optical networking solutions, or 3G wireless networks, could have a material adverse effect on our business, results of operations, and financial condition if we fail to respond to such changes in a timely and effective manner.

We face significant competition and may not be able to maintain our market share and may suffer from competitive pricing practices.

     We operate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. Competition is heightened in periods of slow overall market growth. These factors could result in aggressive pricing practices and growing competition from start-up companies, established competitors, as well as well-capitalized computer systems and communications companies, which, in turn, could have a material adverse effect on our gross margins.

     Our principal competitors in the sale of our Metro and Enterprise Networks products to service providers are large communications companies such as Alcatel S.A., Fujitsu Limited, Telefonaktiebolagat LM Ericsson, Lucent Technologies Inc., and Siemens Aktiengesellschaft. In addition, we compete with smaller companies that address specific niches within this market, such as Ciena Corporation and ONI Systems Corp (who recently announced their intention to combine their companies), Sonus Systems Limited, and Redback Networks Inc. Our principal competitors in the sale of our Metro and Enterprise Networks solutions to enterprises are Alcatel, Avaya Inc., Cisco Systems, Inc., Ericsson, and Siemens. We also compete with smaller companies that address specific niches, such as Foundry Networks, Inc., Extreme Networks, Inc., Enterasys Networks, Inc., 3Com Corporation, and Genesys Telecommunications Laboratories, Inc. Our major competitors in the global wireless infrastructure business have traditionally included Ericsson, Lucent, Motorola, Inc., and Nokia Corporation. More recently, Siemens and Samsung Electronics Co., Ltd. have emerged as competitors. Our major competitors in the sale of long-distance optical networking equipment include Alcatel, Ciena, Fujitsu, Lucent, and Marconi plc. Our major competitors in the sale of optical components includes Agere Systems Inc. and JDS Uniphase Corporation. Since some of the markets in which we compete are characterized by the potential for rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller, specialized companies and start-up ventures are now or may become principal competitors in the future. We may also face competition from the resale of used telecommunications equipment, including our own on occasion, by failed, downsized or consolidated high technology enterprises and telecommunications service providers. In addition, one way to maximize market growth, enhance existing products and introduce new products is through acquisitions of companies, where advisable. Our acquisitions of other companies may cause certain of our competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, creating even more powerful or aggressive competitors.

     We expect that we will face additional competition from existing competitors and from a number of companies that have entered or may enter our existing and future markets. Some of our current and potential competitors have greater marketing, technical and financial resources, including the ability to provide customer financing in connection with the sale of products. Many of our current and potential competitors have also established, or may in the future establish, relationships with our current and potential customers. Increased competition could result in price reductions, negatively affecting our operating results, reducing profit margins and potentially leading to a loss of market share.

We face certain barriers in our efforts to expand internationally.

     We intend to continue to pursue international and emerging market growth opportunities. In many international markets, long-standing relationships between potential customers and their local service providers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before we realize returns on such investments, if any, and such investments may result in expenses growing at a faster rate than revenues. Furthermore, such projects and investments could be adversely affected by:

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

Fluctuating foreign currencies may negatively impact our business, results of operations, and financial condition.

     As an increasing proportion of our business may be denominated in currencies other than United States dollars, fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. Our primary currency exposures are to Canadian dollars, United Kingdom pounds, and the Euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve. For instance, if we increase our presence in emerging markets, we may see an increase in our exposure to such emerging market currencies, such as, for example, the Chinese renminbi. These currencies may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. We cannot predict whether foreign exchange losses will be incurred in the future, and significant foreign exchange fluctuations may have a material adverse effect on our results of operations.

We may become involved in disputes regarding intellectual property rights that could materially and adversely affect our business if we do not prevail.

     Our industry is subject to uncertainty over adoption of industry standards and protection of intellectual property rights. Our success is dependent on our proprietary technology, which we rely on patent, copyright, trademark and trade secret laws to protect. While our business is global in nature, the level of protection of our proprietary technology provided by such laws varies by country. Our issued patents may be challenged, invalidated, or circumvented, and our rights under issued patents may not provide us with competitive advantages. Patents may not be issued from pending applications, and claims in patents issued in the future may not be sufficiently broad to protect our proprietary technology. In addition, claims of intellectual property infringement or trade secret misappropriation may be asserted against us or our customers in connection with their use of our products, and the outcome of any such claims are uncertain. A failure by us to react to changing industry standards, the lack of broadly-accepted industry standards, successful claims of intellectual property infringement or other intellectual property claims against us or our customers, or a failure by us to protect our proprietary technology, could have a material adverse effect on our business, results of operations, and financial condition. In addition, if others infringe on our intellectual property rights, we may not be able to successfully contest such challenges.

Rationalization and consolidation in the telecommunications industry may cause us to experience a loss of customers.

     The telecommunications industry has experienced the consolidation and rationalization of industry participants and we expect this trend to continue. There have been adverse changes in the public and private equity and debt markets for telecommunications industry participants which have affected their ability to obtain financing or to fund capital expenditures. Some operators have experienced financial difficulty and have, or may, file for bankruptcy protection or be acquired by other operators. Other operators may merge and we and one or more of our competitors may each supply products to the companies that have merged or will merge. This rationalization/consolidation could result in our dependence on a smaller number of customers, purchasing decision delays by the merged companies and/or our playing a lesser role, or no longer playing a role, in the supply of communications products to the merged companies. In addition, telecommunications equipment suppliers may enter into business combinations, or may be acquired by or sell a substantial portion of their assets to other competitors, resulting in accelerated product development, increased financial strength, or a broader base of customers, creating even more powerful or aggressive competitors. We may also see rationalization among equipment suppliers. The business failures of operators, competitors or suppliers may cause uncertainty among investors and in the telecommunications market generally.

Changes in regulation of the Internet may affect the manner in which we conduct our business and may materially and adversely affect our business, results of operations, and financial condition.

     There are currently few domestic or international laws or regulations that apply directly to access to or commerce on the Internet. We could be materially and adversely affected by regulation of the Internet in any country where we operate in respect of such technologies as voice over the Internet, encryption technology and access charges for Internet service providers. We could also be materially and adversely affected by increased competition as a result of the continuing deregulation of the telecommunications industry. If a jurisdiction in which we operate adopts measures which affect the regulation of the Internet or the deregulation of the telecommunications industry, we could experience both decreased demand for our products and increased costs of selling such products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on our business, results of operations, and financial condition.

Nortel Networks Corporation’s stock price has historically been volatile and a major decline in the market price of Nortel Networks Corporation’s common shares or our other securities may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, or retain employees.

     Nortel Networks Corporation’s common shares have experienced, and may continue to experience, substantial price volatility, including decreases, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by our competitors and us. In addition, the stock markets have experienced extreme price fluctuations that have affected the market price of many technology companies in particular. These price fluctuations have in some cases been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of Nortel Networks Corporation’s common shares or our other securities, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect on the market price of Nortel Networks Corporation’s common shares.

We have provided and may continue to provide significant financing to our customers. The current downturn in the economy increases our exposure to our customers’ credit risk and the risk that our customers will not be able to fulfill their payment obligations.

     The competitive environment in which we operate has required us in the past, and we expect may continue to require us in the future, to provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, funding for certain non-product and service costs associated with network installation and integration of our products and services, financing for working capital and equity financing. We may provide customer financing in the future for such customer requirements as turnkey construction of new networks, particularly for 3G wireless operators. If we do, we may be required to directly support a significantly greater amount of such financings than in the past, when we were able to place a large amount of our customer financing obligations with third party lenders.

     We expect to continue to hold certain current and future customer financing obligations for longer periods prior to any possible placement with third-party lenders, due to, among other factors, recent economic uncertainty in various countries, capital market conditions, adverse changes in the credit ratings of our customers or ourselves, and reduced demand for telecommunications financing in capital and bank markets. In addition, risks generally associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks, may require us to hold certain customer financing obligations over a longer term. We may not be able to place any of our current or future customer financing obligations with third-party lenders on acceptable terms.

     Recently, certain of our customers, including a number of competitive local exchange carriers, have been experiencing financial difficulties, and during the third and fourth quarters of 2001, we noted the amount of customer financing with respect to which customers that have failed to meet their financing obligations had increased. If there is further increase in the failure of our customers to meet their customer financing obligations to us, we could incur losses in excess of our provisions, which could have a material adverse effect on our cash flow and operating results.

Negative developments associated with our supply and outsourcing contracts, turnkey arrangements and contract manufacturing agreements may materially and adversely affect our business, results of operations, financial condition, and supply relationships.

     We have entered into supply contracts with customers to provide products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build and operate networks on a turnkey basis. We have also entered into network outsourcing contracts with customers to operate their networks. Some of these supply and network outsourcing contracts contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages, the termination of the related supply or network outsourcing contract, and/or the reduction of shared revenues under a turnkey arrangement, in certain circumstances. Unexpected developments in these supply and outsourcing contracts could have a material adverse effect on our revenues, cash flows, and relationships with our customers.

     Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts and products from suppliers, contract manufacturers, and internal manufacturing capacity. As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced a substantial portion of our manufacturing capacity to contract manufacturers. We work closely with our suppliers and contract manufacturers to address quality issues and to meet increases in customer demand, when needed, and we also manage our internal manufacturing capacity, quality, and inventory levels as required. However, we may encounter shortages of quality components and/or products in the future. In addition, our component suppliers and contract manufacturers have experienced, and may continue to experience, a consolidation in the industry, which may result in fewer sources of components or products and greater exposure to the financial stability of our suppliers. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results.

     Further, certain of our supply arrangements with our contract manufacturers were negotiated prior to the current industry and economic downturn and, depending upon the extent and duration of this downturn, the terms of these arrangements may not be achievable. To the extent that we fail to meet any of these arrangements, and if we are unable to successfully renegotiate the applicable arrangement, we may be obligated to indemnify the contract manufacturer for certain direct costs attributable to our failure to so perform. The actual amount of any such indemnification, which could be substantial, would be based on a variety of complex, inter-related factors. The failure to reach a satisfactory resolution of any such matter could have a material adverse effect on our business, results of operations, financial condition, and supply relationships.

Our business may suffer if strategic alliances which we have entered into are not successful.

     We have entered into a number of strategic alliances with suppliers, developers, and members in our industry to facilitate product compatibility, encourage adoption of industry standards, or to offer complementary product or service offerings to meet customer needs. In some cases, the companies with which we have strategic alliances also compete against us in some of our business areas. If a member of a strategic alliance fails to perform its obligations, if the relationship fails to develop as expected, or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with our customers.

The adverse resolution of litigation against us could negatively impact our business.

     We are currently a defendant in numerous class actions and other lawsuits, including lawsuits initiated on behalf of holders of Nortel Networks Corporation’s common shares, which seek damages of material and indeterminate amounts, as well as lawsuits in the normal course of business. We are and may in the future be subject to other litigation arising in the normal course of our business. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

Recent pronouncements

     For a discussion of recent pronouncements, see “Significant accounting policies” in note 2(q) to the accompanying audited consolidated financial statements and notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to “Market risk” in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Nortel Networks Corporation

     We have audited the accompanying consolidated balance sheets of Nortel Networks Corporation and its subsidiaries (“Nortel Networks”) as at December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of Nortel Networks management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nortel Networks as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     We also reported separately on February 1, 2002, to the shareholders of Nortel Networks, on our audits, conducted in accordance with Canadian generally accepted auditing standards, where we expressed an opinion without reservation on the December 31, 2001 and 2000 consolidated financial statements, prepared in accordance with Canadian generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Chartered Accountants

Toronto, Canada
February 1, 2002

NORTEL NETWORKS CORPORATION
Consolidated Statements of Operations
Years Ended December 31
(millions of U.S. dollars, except per share amounts)

	2001	2000	1999

Revenues	$17,511	$27,948	$19,628
Cost of revenues	14,167	15,114	10,781

Gross profit	3,344	12,834	8,847
Selling, general and administrative expense (excluding stock option compensation)	5,911	5,416	3,780
Research and development expense	3,224	3,633	2,724
In-process research and development expense	15	1,415	252
Amortization of intangibles
Acquired technology	807	852	686
Goodwill	4,148	3,720	1,178
Stock option compensation	109	134	—
Special charges	15,781	267	125
Loss (gain) on sale of businesses	112	(174)	(131)

Operating income (loss)	(26,763)	(2,429)	233

Equity in net earnings (loss) of associated companies	(134)	(29)	41
Other income (expense) — net	(351)	809	209
Interest expense
Long-term debt	(196)	(86)	(93)
Other	(115)	(83)	(71)

Earnings (loss) from continuing operations before income taxes	(27,559)	(1,818)	319
Income tax benefit (provision)	3,252	(1,177)	(576)

Net loss from continuing operations	(24,307)	(2,995)	(257)
Net loss from discontinued operations — net of tax	(3,010)	(475)	(94)

Net loss before cumulative effect of accounting change	(27,317)	(3,470)	(351)
Cumulative effect of accounting change — net of tax	15	—	—

Net loss	$(27,302)	$(3,470)	$(351)

Basic and diluted loss per common share
- from continuing operations	$(7.62)	$(1.01)	$(0.10)
- from discontinued operations	(0.94)	(0.16)	(0.03)

Basic and diluted loss per common share	$(8.56)	$(1.17)	$(0.13)

Dividends declared per common share	$0.0375	$0.0750	$0.0750

The accompanying notes are an integral part of these consolidated financial statements.

NORTEL NETWORKS CORPORATION
Consolidated Balance Sheets
As at December 31
(millions of U.S. dollars)

	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$3,513	$1,644
Accounts receivable (less provisions of $655 for 2001, $363 for 2000)	2,923	7,275
Inventories — net	1,579	3,827
Income taxes recoverable	796	—
Deferred income taxes — net	1,386	644
Other current assets	857	1,618
Current assets of discontinued operations	708	1,522

Total current assets	11,762	16,530

Long-term receivables (less provisions of $828 for 2001, $383 for 2000)	203	1,117
Investments at cost and associated companies at equity	253	773
Plant and equipment — net	2,571	3,357
Intangible assets — net	3,095	17,958
Deferred income taxes — net	2,077	283
Other assets	893	556
Long-term assets of discontinued operations	283	1,606

Total assets	$21,137	$42,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$426	$315
Trade and other accounts payable	1,988	3,005
Payroll and benefit-related liabilities	636	916
Other accrued liabilities	5,459	3,885
Income taxes payable	143	306
Long-term debt due within one year	384	445
Current liabilities of discontinued operations	421	186

Total current liabilities	9,457	9,058

Deferred income	154	93
Long-term debt	4,094	1,178
Deferred income taxes — net	518	874
Other liabilities	1,442	1,024
Minority interest in subsidiary companies	637	770
Long-term liabilities of discontinued operations	11	74

	16,313	13,071

Commitments and contingencies (notes 18 and 19)

SHAREHOLDERS’ EQUITY
Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 3,213,742,169 for 2001 and 3,095,772,260 for 2000	32,899	29,141
Additional paid-in capital	3,257	3,636
Deferred stock option compensation	(205)	(413)
Deficit	(30,151)	(2,726)
Accumulated other comprehensive loss	(976)	(529)

Total shareholders’ equity	4,824	29,109

Total liabilities and shareholders’ equity	$21,137	$42,180

The accompanying notes are an integral part of these consolidated financial statements.

NORTEL NETWORKS CORPORATION
Consolidated Statements of Shareholders’ Equity
(millions of U.S. dollars)

		Additional	Deferred	Retained	Accumulated	Total
	Common	paid-in	stock option	earnings	other comp-	shareholders'
	shares	capital	compensation	(deficit)	rehensive loss	equity

Balance at December 31, 1998	$10,109	$896	$—	$1,533	$(348)	$12,190

Net loss				(351)		(351)
Foreign currency translation adjustment					(99)	(99)
Unrealized gain on investments — net					13	13

Total comprehensive loss						(437)

Issuance of common shares — net	559			(11)		548
Acquisitions	715	30				745
Fair value and costs associated with assumed options and stock purchase plan	362	(375)				(13)
Tax benefit associated with stock options		243				243
Dividends on common shares				(204)		(204)

Balance at December 31, 1999	$11,745	$794	$—	$967	$(434)	$13,072

Net loss				(3,470)		(3,470)
Foreign currency translation adjustment					(117)	(117)
Unrealized gain on investments — net					22	22

Total comprehensive loss						(3,565)

Issuance of common shares — net	479					479
Acquisitions	16,315	2,915	(449)			18,781
Fair value and costs associated with assumed options and stock purchase plan	602	(619)				(17)
Stock option compensation		99	36			135
Tax benefit associated with stock options		447				447
Dividends on common shares				(223)		(223)

Balance at December 31, 2000	$29,141	$3,636	$(413)	$(2,726)	$(529)	$29,109

Net loss				(27,302)		(27,302)
Foreign currency translation adjustment					(312)	(312)
Unrealized loss on investments — net					(40)	(40)
Unrealized derivative losses on cash flow hedges — net					(7)	(7)
Minimum pension liability adjustment — net					(81)	(81)
Cumulative effect of accounting change					(7)	(7)

Total comprehensive loss						(27,749)

Issuance of common shares — net	207					207
Acquisitions	3,166					3,166
Fair value and costs associated with assumed options and stock purchase plan	385	(385)				—
Stock option compensation		(99)	208			109
Tax benefit associated with stock options		105				105
Dividends on common shares				(123)		(123)

Balance at December 31, 2001	$32,899	$3,257	$(205)	$(30,151)	$(976)	$4,824

     The accompanying notes are an integral part of these consolidated financial statements.

NORTEL NETWORKS CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31
(millions of U.S. dollars)

	2001	2000	1999

Cash flows from (used in) operating activities
Net loss from continuing operations	$(24,307)	$(2,995)	$(257)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	5,699	5,340	2,407
In-process research and development expense	15	1,415	252
Non-cash portion of special charges and related asset write downs	13,484	137	14
Equity in net earnings (loss) of associated companies	134	29	(41)
Stock option compensation	109	134	-
Tax benefit from stock options	105	447	243
Deferred income taxes	(2,934)	35	(313)
Other liabilities	78	84	46
Loss (gain) on sale of investments and businesses	480	(1,058)	(324)
Other — net	(229)	247	(160)
Change in operating assets and liabilities:			.
Accounts receivable	5,572	(546)	(476)
Inventories	2,037	(1,579)	(1,072)
Income taxes payable	(959)	(180)	233
Accounts payable and accrued liabilities	620	171	1,110
Other operating assets and liabilities	521	(857)	(45)

Net cash from operating activities of continuing operations	425	824	1,617

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(1,300)	(1,876)	(795)
Proceeds on disposals of plant and equipment	208	33	24
Increase in long-term receivables	(706)	(1,658)	(1,025)
Decrease in long-term receivables	472	1,300	165
Acquisitions of investments and businesses — net of cash acquired	(79)	3	(645)
Proceeds on sale of investments and businesses	604	1,633	967

Net cash used in investing activities of continuing operations	(801)	(565)	(1,309)

Cash flows from (used in) financing activities
Dividends on common shares	(123)	(223)	(204)
Increase in notes payable — net	140	107	27
Proceeds from long-term debt	3,286	106	-
Repayments of long-term debt	(470)	(70)	(59)
Decrease in capital leases payable	(23)	(2)	(1)
Issuance of common shares	146	479	521
Common shares purchased for cancellation	-	-	(14)

Net cash from financing activities of continuing operations	2,956	397	270

Effect of foreign exchange rate changes on cash and cash equivalents	(10)	(25)	-

Net cash from continuing operations	2,570	631	578
Net cash used in discontinued operations	(701)	(1,140)	(655)

Net increase (decrease) in cash and cash equivalents	1,869	(509)	(77)

Cash and cash equivalents at beginning of year — net	1,644	2,153	2,230

Cash and cash equivalents at end of year — net	$3,513	$1,644	$2,153

The accompanying notes are an integral part of these consolidated financial statements.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements
(millions of U.S. dollars, except per share amounts, unless otherwise stated)

1.	Nortel Networks Corporation

Effective May 1, 2000, a newly formed Canadian corporation (“New Nortel”) and the corporation previously known as Nortel Networks Corporation (“Old Nortel”) participated in a Canadian court-approved plan of arrangement (the “Arrangement”) with BCE Inc. (“BCE”). As a result of the Arrangement: Old Nortel and its subsidiaries became direct and indirect subsidiaries, respectively, of New Nortel; New Nortel assumed the name “Nortel Networks Corporation”; New Nortel’s common shares began to trade publicly on the New York and Toronto stock exchanges under the symbol “NT”; Old Nortel was renamed “Nortel Networks Limited”; and 100 percent of Old Nortel’s common shares were acquired by New Nortel and ceased to be publicly traded.

As part of the Arrangement, the outstanding common shares of Old Nortel were exchanged for common shares of New Nortel. Immediately prior to the Arrangement, approximately 36 percent of the outstanding common shares of Old Nortel were held by BCE. A substantial portion of the New Nortel common shares issuable in respect of BCE’s interest in Old Nortel was, through the Arrangement, indirectly distributed to BCE common shareholders. The aggregate number of New Nortel common shares issued in the Arrangement was the same as the aggregate number of Old Nortel common shares outstanding immediately prior to the Arrangement (excluding the effect of the reservation of certain shares for issuance pursuant to stock option plans). Except as noted below, Old Nortel’s comparative consolidated interim and annual financial statements, and its financial results during the period up to May 1, 2000, represent the financial position, results of operations and cash flows of New Nortel as if Old Nortel and New Nortel had historically been the same entity. All of the business and operations conducted by Old Nortel and its subsidiaries immediately prior to the effective date of the Arrangement continued to be conducted by Old Nortel and its subsidiaries as subsidiaries of New Nortel immediately after the Arrangement.

The preferred shares and debt securities of Old Nortel outstanding immediately prior to the Arrangement remained outstanding and continued to be obligations of Old Nortel immediately after the Arrangement. As a result, certain of New Nortel’s consolidated financial statements items were reclassified to reflect the impact of the Arrangement on New Nortel and the ongoing equity interest of the Old Nortel preferred shareholders. The impact of the Arrangement on the consolidated balance sheets of New Nortel was the reclassification of the then outstanding Class A Series 4, 5 and 7 preferred shares of Old Nortel from shareholders’ equity to minority interest in subsidiary companies. The impact of the Arrangement on the consolidated statements of operations of New Nortel was the reclassification of the dividends on preferred shares to other income (expense) — net to reflect the dividend distribution on the then outstanding preferred shares to the Old Nortel preferred shareholders.

All acquisitions completed prior to May 1, 2000 were consummated by Old Nortel or its subsidiaries. Since May 1, 2000, acquisitions involving any share consideration have been consummated by New Nortel, while acquisitions not involving share consideration have continued to be consummated by Old Nortel or its subsidiaries.

2.	Significant accounting policies

The accompanying Consolidated Financial Statements of Nortel Networks Corporation (“Nortel Networks”) include all majority owned subsidiaries over which Nortel Networks exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America. Although Nortel Networks is headquartered in Canada, the accompanying Consolidated Financial Statements are expressed in United States dollars as the greater part of the financial results and net assets of Nortel Networks are denominated in United States dollars.

(a)	Principles of consolidation

The financial statements of entities which are controlled by Nortel Networks, referred to as subsidiaries, are consolidated. Entities which are jointly controlled, referred to as joint ventures, and entities which are not controlled but over which Nortel Networks has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Investments in entities that Nortel Networks does not control or over which it does not exercise significant influence are accounted for using the cost method.

(b)	Marketable securities

Publicly traded equity securities deemed available-for-sale by Nortel Networks are measured at fair value. Unrealized holding gains and losses related to these securities are excluded from net earnings (loss) and are included in other comprehensive income (“OCI”) until such gains or losses are realized. Nortel Networks monitors these investments for factors indicating other than temporary impairment and takes a charge to net earnings (loss) when appropriate.

(c)	Translation of foreign currencies

The functional currency of Nortel Networks is the United States dollar. The financial statements of Nortel Networks operations whose functional currency is other than the United States dollar are translated from such functional currency to United States dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at average rates for the period for revenues and expenses, including gains and losses on foreign exchange transactions. The unrealized translation gains and losses on Nortel Networks net investment in these operations, including long-term intercompany advances considered to form part of the net investment, are accumulated as a component of OCI.

Transactions, financial statement items, and the financial statements of operations in countries considered to have highly inflationary economies denominated in a currency other than Nortel Networks functional currency are translated into United States dollars at the exchange rates in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenues and expenses are translated at average rates for the period, except for amortization and depreciation which is translated on the same basis as the related assets. Resulting gains or losses are reflected in net earnings (loss).

Where appropriate, Nortel Networks may hedge a designated portion of the exposure to foreign exchange gains and losses incurred on the translation of specific foreign operations. Hedging instruments used by Nortel Networks can include foreign currency denominated debt, foreign currency swaps and foreign currency forward contracts that are denominated in the same currency as the hedged foreign operations. The translation gains and losses on these hedging instruments are recorded in OCI or net earnings (loss), as appropriate.

(d)	Revenue recognition

Nortel Networks products and services are generally sold as part of a contract and the terms of the contract, taken as a whole, determine the appropriate revenue recognition method.

Nortel Networks recognizes revenue under Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2 “Software Revenue Recognition” (“SOP 97-2”) and Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition in Financial Statements” (“SAB 101”) depending upon the terms of the contract.

Revenue for hardware sold separately is recognized under SAB 101. Hardware revenue, net of trade discounts and allowances, is recognized upon shipment and when all significant contractual obligations have been satisfied and collection is reasonably assured.

Software revenue is generally recognized under SOP 97-2. Software revenue under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, when delivered in accordance with all terms and conditions of the customer contracts, when the fee is fixed or determinable, and when collection is reasonably assured. Nortel Networks provides extended payment terms on certain software contracts and may sell these receivables to third parties. The fees on these contracts are considered fixed or determinable if the contracts are similar to others for which Nortel Networks has a standard business practice of providing extended payment terms and has a history of successfully collecting under the original payment terms without making concessions. For software arrangements involving multiple elements, Nortel Networks allocates revenue to each element based on vendor specific objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately.

For contracts involving multiple elements, Nortel Networks allocates revenue to each element based on relative fair values. Provided none of the undelivered elements are essential to the functionality of the delivered elements, revenue related to the software element is recognized under SOP 97-2 and revenue related to the hardware element is recognized under SOP 81-1 or SAB 101. Engineering, installation and other services are recognized as the services are performed.

On long-term contracts, including turnkey contracts revenues are recognized using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work.

Nortel Networks makes certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sales at the time of shipment.

Accruals for warranty costs, sales returns and other allowances at the time of shipment are based on contract terms and prior claims experience.

(e)	Research and development

Research and development (“R&D”) costs are charged to net earnings (loss) in the periods in which they are incurred, except for costs incurred pursuant to specific contracts with third parties which are charged to net earnings (loss) in the same period as the related revenue is recognized. Related global investment tax credits are deducted from the income tax provision.

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

(g)	Earnings (loss) per common share

Basic earnings (loss) per common share are calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are presented using the treasury stock method and are calculated by dividing net earnings (loss) applicable to common shares by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

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

Acquired technology represents the value of the proprietary “know-how” which was technologically feasible as of the acquisition date, and is charged to net earnings (loss) on a straight-line basis over its estimated useful life of two to three years.

Goodwill represents the excess of the purchase prices over the fair values of the identifiable net assets of Nortel Networks subsidiaries, joint ventures and associated companies, and is amortized on a straight-line basis over its estimated useful life of three to twenty years. However, for any acquisition completed after June 30, 2001, goodwill and intangible assets with an indefinite life will not be amortized (see note 2 (q)).

(l)	Impairment of intangible assets and other long-lived assets

When events and circumstances warrant a review, Nortel Networks evaluates the carrying value of goodwill and long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” (“SFAS 121”), and evaluates the carrying value of enterprise level intangible assets in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets” (“APB 17”). An impairment review is performed whenever events or circumstances indicate that the carrying value may not be recoverable. Certain factors that Nortel Networks considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for Nortel Networks overall business, significant negative industry or economic trends, a significant decline in Nortel Networks stock price for a sustained period, and Nortel Networks market capitalization relative to net book value.

The carrying value of enterprise level goodwill is considered impaired when Nortel Networks net book value exceeds Nortel Networks market capitalization indicated by the market price of Nortel Networks equity securities as of the end of each reporting period. In that event, a loss is recognized based on the amount by which the net book value exceeds the market value.

The carrying values of long-lived assets, certain identifiable intangibles, and goodwill related to those assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying values. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced by the cost to dispose of such assets.

(m)	Derivative financial instruments

Nortel Networks net earnings (loss) and cash flows may be negatively impacted by fluctuating interest rates, foreign exchange rates, and equity prices. To effectively manage these market risks, Nortel Networks enters into foreign currency forward contracts, foreign currency swaps, foreign currency option contracts, interest rate swaps, and equity forward contracts. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net earnings (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net earnings (loss).

Nortel Networks may also invest in warrants to purchase securities of other companies as a strategic investment. Warrants that relate to publicly traded companies or that can be net share settled are deemed to be derivative financial instruments. Such warrants however, are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure. In addition, Nortel Networks may enter into certain commercial contracts containing embedded derivative financial instruments. For these embedded derivatives, for which the matching is not clearly and closely related to the terms of the contract, the underlying exposure is recorded in net earnings (loss).

(n)	Pension, post-retirement and post-employment benefits

Pension expense, based on management’s assumptions, consists of: the actuarially computed costs of pension benefits in respect of the current year’s service; imputed interest on plan assets and pension obligations; and straight-line amortization of experience gains and losses, assumption changes and plan amendments over the expected average remaining service life of the employee group.

The expected costs of post-retirement and certain post-employment benefits, other than pensions, to active employees are accrued for in the consolidated financial statements during the years employees provide service to Nortel Networks. Other post-employment benefits are recognized when the event triggering the obligation occurs.

(o)	Receivables sales

Generally, Nortel Networks retains servicing rights and in some cases, provides limited recourse when it sells receivables. A gain or loss is recorded at the date of the sale and is based upon, in part, the previous carrying amount of the financial assets involved in the transfer allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Fair value is generally estimated based on the present value of the estimated future cash flows expected under management’s assumptions, including discount rates assigned commensurate with risks.

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

Nortel Networks reviews the fair value assigned to retained interests, including the servicing bonus, at each reporting date subsequent to the date of the transfer. Fair value is reviewed using similar valuation techniques as those used to initially measure the retained interest and, if a change in events or circumstances warrants, the fair value is adjusted and any adjustments are recorded in other income (expense) - net.

(p)	Use of estimates

The preparation of Nortel Networks consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as long-term contracts, allowance for uncollectible accounts receivable and customer financings, inventory obsolescence, product warranty, amortization, asset valuations, employee benefits, taxes, restructuring and other provisions, in-process research and development (“IPR&D”), and contingencies.

(q)	Recent pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. This Statement supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by Nortel Networks effective January 1, 2002. Nortel Networks has not yet determined the effect that the adoption of SFAS 144 will have on the business, results of operations, and financial condition of Nortel Networks.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. Nortel Networks has not yet determined the effect that the adoption of SFAS 143 will have on the business, results of operations, and financial condition of Nortel Networks.

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

The adoption of SFAS 141 did not have an impact on the business, results of operations, and financial condition of Nortel Networks. Nortel Networks will be performing the first of the required SFAS 142 impairment tests during the first six months of 2002 and has not yet determined the effect that the adoption of SFAS 142 will have on the business, results of operations, and financial condition of Nortel Networks.

(r)	Comparative figures

Certain 2000 and 1999 figures in the accompanying Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

3.	Accounting changes

(a)	Impairment of enterprise level goodwill

During the year ended December 31, 2001, Nortel Networks changed its method of evaluating impairment of enterprise level goodwill in accordance with APB 17. Nortel Networks changed from the undiscounted cash flows method to the market value method. Under the market value method, Nortel Networks net book value is compared to the value indicated by the market price of Nortel Networks equity securities as of the end of each reporting period. If net book value exceeds this market capitalization, the excess carrying amount of goodwill is written off. Nortel Networks believes that the market value method is preferable since it provides a more realistic valuation than the undiscounted cash flow method. This change had no effect on the business, results of operations, and financial condition of Nortel Networks.

(b)	Derivative financial instruments

Effective January 1, 2001, Nortel Networks adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133” (“SFAS 138”). SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss). If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net earnings (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship, changes in the fair value of the derivative are recognized in net earnings (loss).

The adoption of SFAS 133 resulted in a cumulative decrease to net loss of $15 (pre-tax $24) and a charge to OCI of $7 (pre-tax $11). The decrease in net loss is primarily attributable to embedded derivatives. The charge to OCI is primarily attributable to the effective portion of option and forward contracts related to the Canadian dollar hedge program that are designated as cash flow hedges. The adoption of SFAS 133 did not materially affect either the basic or diluted loss per common share after giving effect to the accounting change.

4.	Discontinued operations

On June 14, 2001, Nortel Networks Board of Directors approved a plan to discontinue Nortel Networks access solutions operations consisting of all of Nortel Networks narrowband and broadband solutions, including copper, cable, and fixed wireless solutions, as well as Nortel Networks then current consolidated membership interest in Arris Interactive LLC (“Arris”) and equity investment in Elastic Networks Inc. Also affected by the decision were Nortel Networks prior acquisitions of Sonoma Systems (“Sonoma”), Promatory Communications, Inc. (“Promatory”), Aptis Communications, Inc., and Broadband Networks Inc.

On August 8, 2001, Nortel Networks filed with the United States Securities and Exchange Commission (the “SEC”) audited Consolidated Financial Statements and the notes thereto for the three years ended December 31, 2000, restated for discontinued operations.

Pursuant to APB 30, the revenues, costs and expenses, assets and liabilities, and cash flows of Nortel Networks access solutions operations have been segregated in the accompanying Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows, and are reported as “discontinued operations”.

The results of discontinued operations for the years ended December 31, presented in the accompanying Consolidated Statements of Operations, were as follows:

	2001	2000	1999

Revenues	$996	$2,327	$1,659

Loss from discontinued operations — net of tax (a)	$(442)	$(475)	$(94)
Loss on disposal of operations — net of tax (b)	(2,568)	—	—

Net loss from discontinued operations — net of tax	$(3,010)	$(475)	$(94)

(a)	Loss from discontinued operations was net of applicable income tax benefits of $119, $99, and $50 for the years ended December 31, 2001, 2000, and 1999, respectively.

(b)	Loss on disposal of operations was net of an applicable income tax benefit of $604 for the year ended December 31, 2001.

The pre-tax loss on disposal of the access solutions operations of $3,172 reflected the estimated costs directly associated with Nortel Networks plan of disposition. The loss reflected: the write-off of goodwill associated with the acquisitions of Sonoma and Promatory in the amount of $755; provisions for both short-term and long-term receivables of $601; a provision for inventories of $379; other asset write-offs totalling $156; future contractual obligations and estimated liabilities of $1,104; and estimated operating losses during the planned period of disposition of $177.

At December 31, 2001, the remaining accruals of $366 related to the above noted future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition were included in current liabilities of discontinued operations. The remaining accruals are expected to be drawn down by cash payments over the planned period of disposition. Nortel Networks continues to work towards disposing of or transitioning the ownership of certain operations. Any operations not disposed of or so transitioned are expected to be closed. Nortel Networks expects to complete this plan by June 2002, subject to the closing of specific transactions, the timing of which is impacted by regulatory approval processes and business issues.

On August 24, 2001, Nortel Networks completed a transaction with Zhone Technologies, Inc. to sell the AccessNode ABM and CDS shelf products and the Universal Edge 9000 digital loop carrier shelf and remote access shelf products.

On August 3, 2001, Nortel Networks announced the completion of the previously announced transfer of its ownership interest in Arris to Arris Group, Inc. (“Arris Group”), ANTEC Corporation’s new parent company. As a result, at December 31, 2001, Nortel Networks owned a 49.2 percent non-controlling interest in Arris Group, compared to the previous 81.25 percent controlling interest in Arris.

On July 25, 2001, Nortel Networks completed a transaction with GE Industrial Systems Technology Management Inc., a division of the General Electric Company, to sell the Lentronics JungleMUX SONET multiplexer and TN-1U SDH multiplexer products.

The assets and liabilities of discontinued operations presented in the accompanying Consolidated Balance Sheets as at December 31, were as follows:

	2001	2000

Accounts receivable — net	$109	$923
Inventories — net	66	509
Deferred income taxes	358	86
Other current assets	175	4

Total current assets of discontinued operations	708	1,522

Intangible assets — net	17	1,008
Other long-term assets	266	598

Total assets of discontinued operations	$991	$3,128

Current liabilities	$421	$186
Long-term liabilities	11	74

Total liabilities of discontinued operations	$432	$260

The net cash used in discontinued operations for the years ended December 31, presented in the accompanying Consolidated Statements of Cash Flows, were as follows:

	2001	2000	1999

Cash flows from (used) in discontinued operations
Operating activities	$(733)	$(784)	$(570)
Investing activities	32	(356)	(85)

Net cash used in discontinued operations	$(701)	$(1,140)	$(655)

5.	Acquisitions

The following tables set out certain information as at December 31, 2001 for the acquisitions completed by Nortel Networks in the years ended December 31, 2001, 2000 and 1999, excluding those entities acquired which were subsequently discontinued (see note 4). All of these acquisitions were accounted for using the purchase method. The accompanying Consolidated Financial Statements include the operating results of each of these businesses from their respective dates of acquisition.

Purchase price allocation and amortization period for intangible assets

Closing Date		Goodwill	Acquired Technology		Net Tangible Assets	Deferred Stock
& Acquisition	Purchase Price	( - - amortization period - - )		IPR&D	(Liabilities)	Option Compensation

2001
February 13 980 NPLC Business (i)	$2,818	$2,417	$402	$15	$(16)	$—
		(4 years)	(3 years)

2000
October 5 Alteon (ii)	$8,054	$6,705	$391	$403	$127	$428
		(4 years)	(3 years)

September 5 EPiCON (iii)	$284	$262	$13	$6	$(1)	$4
		(3 years)	(3 years)

July 1 Architel (iv)	$472	$420	$17	$16	$17	$2
		(4 years)	(2 years)

June 23 CoreTek (v)	$1,411	$1,154	$115	$176	$(34)	$—
		(3 years)	(3 years)

June 2 Xros (vi)	$3,227	$3,004	$29	$191	$3	$—
		(3 years)	(3 years)

May 12 Photonic (vii)	$32	$29	$—	$—	$3	$—
		(3 years)

March 16 Clarify (viii)	$2,114	$1,812	$210	$64	$28	$—
		(3 years)	(2 years)

January 28 Qtera (ix)	$3,004	$2,412	$—	$559	$33	$—
		(3 years)

January 24 Dimension (x)	$65	$58	$—	$—	$7	$—
		(4 years)

Other (xi)

1999
November 12 Periphonics (xii)	$481	$271	$66	$68	$76	$—
		(4 years)	(3 years)

April 16 Shasta Networks (xiii)	$349	$164	$—	$180	$5	$—
		(3 years)

Form of initial consideration and other

(i)	JDS Uniphase Corporation’s Zurich, Switzerland-based subsidiary, as well as related assets in Poughkeepsie, New York (the “980 NPLC Business”), was a designer and manufacturer of strategic 980 nanometer pump-laser chips. In connection with the acquisition, Nortel Networks issued approximately 65.7 million common shares. The purchase price included $500 of deferred consideration which is payable after December 31, 2003 in common shares of Nortel Networks. The actual number of common shares to be transferred to satisfy the $500 of deferred consideration will be between 10.9 million and 16.4 million depending on Nortel Networks common share price at that date. The minimum number of common shares are considered issued and outstanding for financial reporting purposes. The calculated number of common shares to be transferred is subject to reduction to the extent that Nortel Networks meets certain purchase commitments from JDS Uniphase Corporation by that date.

(ii)	Alteon WebSystems, Inc. (“Alteon”) was a provider of next generation Internet infrastructure solutions. In connection with the acquisition, Nortel Networks issued approximately 81.9 million common shares and assumed the equivalent of approximately 29.0 million stock options to purchase common shares of Nortel Networks. The fair value of the assumed Alteon stock options, using the Black-Scholes valuation model, was $1,692.

Subsequent to the completion of the acquisition, Nortel Networks sold Alteon’s network interface card division to 3Com Corp. for $110 in cash, resulting in a $103 decrease to the goodwill recorded on the acquisition.

As part of the acquisition, Nortel Networks assumed a call/put option between Alteon and one of its cost investments. During 2001, the call option was exercised by the cost investment, and Nortel Networks acquired the remaining ownership interest in the cost investment. In connection with the acquisition, Nortel Networks issued approximately 1.7 million common shares.

(iii)	EPiCON, Inc. (“EPiCON”) was a provider of a software platform that enables application service providers to deliver and manage applications as services over the Internet. In November 1999, Nortel Networks made an initial investment in EPiCON, representing an approximate 9 percent ownership interest. On September 5, 2000, Nortel Networks issued approximately 4.3 million common shares and assumed the equivalent of approximately 1.0 million stock options to purchase common shares of Nortel Networks to acquire the remaining approximate 91 percent ownership interest. The fair value of the assumed EPiCON stock options, using the Black-Scholes valuation model, was $38.

As part of its work plan to streamline its business, during the second quarter of 2001, Nortel Networks closed the operations acquired with the EPiCON transaction. The closure of EPiCON did not have a material impact on the business, results of operations, and financial condition of Nortel Networks.

(iv)	Architel Systems Corporation (“Architel”) was a provider of software systems that allow service providers to provide Internet and other next-generation Internet Protocol (“IP”) services. In connection with the acquisition, Nortel Networks issued approximately 6.0 million common shares and assumed the equivalent of approximately 0.8 million stock options to purchase common shares of Nortel Networks. The fair value of the assumed Architel stock options, using the Black-Scholes valuation model, was $40.

As part of its work plan to streamline its business, during the fourth quarter of 2001, Nortel Networks recorded a charge of $233, included in loss on sale of businesses, to write down the carrying value of the Architel assets identified for disposition to net realizable value (see note 20).

(v)	CoreTek, Inc. (“CoreTek”) was a developer of strategic optical components. In connection with the acquisition, Nortel Networks issued approximately 14.5 million common shares and assumed the equivalent of approximately 3.4 million stock options to purchase common shares of Nortel Networks. The fair value of the assumed CoreTek stock options, using the Black-Scholes valuation model, was $175.

(vi)	Xros, Inc. (“Xros”) was a developer of second-generation, large-scale, fully photonic switching. In connection with the acquisition, Nortel Networks issued approximately 52.9 million common shares and assumed the equivalent of approximately 2.1 million stock options to purchase common shares of Nortel Networks. The fair value of the assumed Xros stock options, using the Black-Scholes valuation model, was $76.

(vii)	Photonic Technologies, Inc. (“Photonic”) was a developer of optical component technology for the manipulation and control of the polarization of light. In connection with the acquisition, Nortel Networks paid approximately $32 in cash to acquire the remaining approximate two-thirds ownership interest in Photonic that it did not previously own.

As part of its work plan to streamline its business, during the third quarter of 2001, Nortel Networks closed the operations acquired with the Photonic transaction. The closure of Photonic did not have a material impact on the business, results of operations, and financial condition of Nortel Networks.

(viii)	Clarify Inc. (“Clarify”) was a provider of eBusiness front office solutions. In connection with the acquisition, Nortel Networks issued approximately 63.4 million common shares and assumed the equivalent of approximately 17.6 million stock options to purchase common shares of Nortel Networks. The fair value of the assumed Clarify stock options, using the Black-Scholes valuation model, was $363.

As part of its work plan to streamline its business, on November 28, 2001 Nortel Networks and Amdocs Limited completed a transaction to sell substantially all assets used in the Clarify portfolio, including patents, intellectual property, and trademarks for approximately $200 in cash. The results relating to Clarify were not material to the business, results of operations, and financial condition of Nortel Networks.

(ix)	Qtera Corporation (“Qtera”) was a producer of ultra-long-reach optical networking systems. In connection with the acquisition, Nortel Networks issued approximately 56.4 million common shares, of which approximately 10.4 million common shares of Nortel Networks were issued into escrow related to contingent consideration. The equivalent of approximately 7.4 million stock options to purchase common shares of Nortel Networks and 1.9 million warrants convertible into common shares of Nortel Networks were assumed. The fair values of the assumed Qtera stock options and warrants, using the Black-Scholes valuation model were $349 and $78, respectively. These issued shares, assumed stock options and assumed warrants exclude the common shares that were to be issued to the former holders of assumed stock options and warrants on the achievement of certain business performance objectives.

(x)	Dimension Enterprises, Inc. (“Dimension”) was an engineering and business strategy consulting firm. In connection with the acquisition, Nortel Networks paid approximately $37 in cash for Dimension.

As part of its work plan to streamline its business, Nortel Networks made the decision to exit the consulting services business acquired with this acquisition during the fourth quarter of 2001. The results relating to Dimension were not material to the business, results of operations, and financial condition of Nortel Networks (see note 7).

(xi)	Other

Nortel Germany

Effective January 1, 2000, Nortel Networks increased its ownership interest in Nortel Networks Germany GmbH & Co. KG (formerly known as Nortel Dasa Network Systems GmbH and Co. KG) (“Nortel Germany”), from a 50 percent joint control interest to a 58 percent controlling interest.

Nortel France

Effective January 1, 2000, Nortel Networks increased its ownership interest in Nortel Networks France SAS (formerly known as Matra Nortel Communications S.A.S.) (“Nortel France”), from a 50 percent joint control interest to a 55 percent controlling interest.

(xii)	Periphonics Corporation (“Periphonics”) was a provider of interactive voice solutions used in call centers and other voice and data network applications. In connection with the acquisition, Nortel Networks issued approximately 16.8 million common shares and assumed the equivalent of approximately 1.9 million stock options to purchase common shares of Nortel Networks. The fair value of the assumed Periphonics stock options, using the Black-Scholes valuation model, was $30.

(xiii)	Shasta Networks, Inc. (“Shasta Networks”) was a provider of gateways and systems for IP public data networks. In connection with the acquisition, Nortel Networks issued approximately 18.5 million common shares.

As described in note 7, the amount of intangible assets associated with a number of Nortel Networks prior acquisitions was written down during the year ended December 31, 2001.

Contingent consideration

In certain acquisition transactions, Nortel Networks agrees to additional purchase consideration upon the achievement of specific objectives by the acquired business. The achievement of these objectives results in an increase in the purchase price of the acquired business for consideration subsequent to the purchase date, and a corresponding increase at that time to the goodwill recorded on the acquisition. The maximum contingent consideration is fixed as at the date of acquisition. The following table outlines acquisitions completed by Nortel Networks for the years ended December 31, 2001, 2000, and 1999 for which it was possible for contingent consideration to be earned during the year ended December 31, 2001, if the acquired businesses met the specific performance objectives.

	Maximum	Contingent
Year &	Contingent	Consideration
Acquisition	Consideration	Earned to Date

2000
CoreTek	$364	$364

	Payable in common shares, upon CoreTek achieving certain business performance objectives in 2000 and 2001. Of the $364 earned, $208 was earned in 2001, and $156 was earned in 2000.

Photonic	$5	$—

	As part of its initatives to streamline its business around its core growth areas, Nortel Networks closed the operations acquired with the Photonic transaction. The contingent consideration available at January 1, 2001 was not earned during 2001, and as a result, such remaining contingent consideration will not be paid.

Qtera	$500	$300

	The remaining $200 of contingent consideration available to the former shareholders, option holders and warrant holders of Qtera at January 1, 2001 was not earned during 2001, and as a result such remaining contingent consideration will not be paid.

Dimension	$34	$28

	Payable in cash, upon Dimension achieving certain business performance objectives by the end of 2002. Of the $28 earned to date, $13 was earned in 2001, and $15 was earned in 2000. As part of its initiatives to streamline its business around its core growth areas, Nortel Networks made the decision to exit the consulting services business acquired with the Dimension transaction.

In-process research and development

IPR&D charges represent the value on closing of a business purchase combination of the acquired research and development which was not technologically feasible as of the acquisition date and, other than its intended use, had no alternative future use. Independent valuations were performed to assess and allocate a value to IPR&D. The value allocated to IPR&D represented the estimated fair value based on risk-adjusted future cash flows generated from the products that would result from each of the in-process projects. Estimated future after tax cash flows of each project, on a product by product basis, were based on Nortel Networks estimates of revenues less operating expenses, cash flow adjustments, income taxes and charges for the use of contributory assets. Future cash flows were also adjusted for the value contributed by any core technology and development efforts that were completed post-acquisition.

Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product’s underlying technology, and historical pricing. Estimated operating expenses include cost of goods sold, selling, general and administrative and R&D expenses. The estimated R&D expenses include costs to maintain the products once they have been introduced into the market and are generating revenues and costs to complete the IPR&D. Operating expense estimates were consistent with historical margins and expense levels for similar products.

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

The forecast data employed in the analyses was based upon both forecast information maintained by the acquired companies and Nortel Networks estimate of future performance of the business. The inputs used by Nortel Networks in analyzing IPR&D were based upon assumptions that Nortel Networks believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results.

A brief description of the IPR&D projects in process or completed during the fourth quarter ended December 31, 2001, is set forth in the table below.

		Estimated	Expected
		Percentage	Cost to
		Complete on	Complete on	Discount
Year & Acquisition	IPR&D Project	Acquisition	Acquisition	Rate Utilized

2001
980 NPLC Business	G08 980 nanometer pump-laser chip	10%	$10	25%

	980 nanometer pump-laser chips are a critical component used in optical assemblies and are a key part of optical systems. The project is expected to be completed and to begin contributing to consolidated revenues by the end of the first quarter of 2003.

2000
CoreTek	Gain Tilt Monitor ("GTM")	81%	$1.6	23%

	The GTM is a low-end wavelength monitor solution that provides a measure of relative power accuracy per channel in Dense Wavelength Division Multiplexing systems. The GTM is specifically designed to be used in every long-haul line amplifier. The project was completed in the second quarter of 2001. The project began contributing to consolidated revenues in the fourth quarter of 2001.

	Optical Performance Monitor (“OPM”)	75%	$2.4	23%

	The OPM is a high-end wavelength monitor. The OPM is designed to meet specifications provided by certain key telecommunication service providers. The project was completed in the second quarter of 2001. Nortel Networks revised its original estimates and now expects that the project will begin contributing to consolidated revenues by the second half of 2002.

	Laser Locker Card (“LLC”)	65%	$4.2	23%

	The LLC is a tunable laser configuration with an optical feedback loop for wavelength locking. The LLC uses a differential etalon approach that outputs a comparative signal into a closed feedback loop for tuning and locking the laser. Due to changes in the scope of the product requirements, Nortel Networks revised its original estimates and now expects the project to be completed and to begin contributing to consolidated revenues by the end of the fourth quarter of 2002.

		Estimated	Expected
		Percentage	Cost to
		Complete on	Complete on	Discount
Year & Acquisition	IPR&D Project	Acquisition	Acquisition	Rate Utilized

Xros	X-1000	65%	$8.8	22%

The X-1000 is an all-optical cross-connect system for fiber-optic networks. Nortel Networks revised its original estimates and now expects that the project will be completed and will begin contributing to consolidated revenues in the fourth quarter of 2002.

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

6.	Consolidated financial statement details

Consolidated statements of operations

The following tables provide details for the years ended December 31:

Research and development expense:

	2001	2000	1999

R&D expense	$3,224	$3,633	$2,724
R&D costs incurred on behalf of others (a)	68	64	131

Total	$3,292	$3,697	$2,855

(a)	These costs include R&D charged to customers of Nortel Networks pursuant to contracts that provide for full recovery of the estimated cost of development, material, engineering, installation and all other attracted costs, which are accounted for as contract costs.

Other income (expense) — net:

	2001	2000	1999

Interest income	$119	$130	$132
Minority interest	(4)	(86)	(26)
Gain (loss) on sale of investments	(368)	884	193
Other — net	(98)	(119)	(90)

Other income (expense) — net	$(351)	$809	$209

Currency exchange gains (losses):

	2001	2000	1999

Currency exchange gains (losses) (a)	$2	$10	$(93)

(a)	Currency exchange gains (losses) as included in net loss.

Consolidated balance sheets

The following tables provide details as at December 31:

Inventories — net:

	2001	2000

Raw materials	$759	$682
Work in process	586	853
Finished goods	234	2,292

Inventories — net (a)	$1,579	$3,827

(a)	Net of inventory provisions of $933 and $515 as at December 31, 2001 and 2000, respectively. Nortel Networks has also accrued in other accrued liabilities $565 at December 31, 2001 for cancellation charges, for inventory in excess of future demand, and for the settlement of certain other claims related to its contract manufacturers or suppliers.

Plant and equipment — net:

	2001	2000

Cost:
Land	$124	$120
Buildings	1,761	1,699
Machinery and equipment	4,547	4,378

	6,432	6,197

Less accumulated depreciation:
Buildings	(794)	(452)
Machinery and equipment	(3,067)	(2,388)

	(3,861)	(2,840)

Plant and equipment — net	$2,571	$3,357

Intangible assets — net:

	2001	2000

Cost:
Acquired technology	$5,762	$5,795
Goodwill	12,413	22,288

	18,175	28,083

Less accumulated amortization:
Acquired technology	(5,477)	(4,670)
Goodwill	(9,603)	(5,455)

	(15,080)	(10,125)

Intangible assets — net	$3,095	$17,958

Consolidated statements of cash flows

The following tables provide details for the years ended December 31:

Cash and cash equivalents at end of year — net:

	2001	2000	1999

Cash on hand and balances with banks	$1,297	$1,218	$534
Short-term investments	2,216	426	1,619

Cash and cash equivalents end of year — net	$3,513	$1,644	$2,153

Acquisitions of investments and businesses — net of cash acquired:

	2001	2000	1999

Cash acquired	$(10)	$(385)	$(22)
Total net assets acquired other than cash	(2,857)	(18,374)	(1,462)

Total purchase price	(2,867)	(18,759)	(1,484)

Less: cash acquired	10	385	22
Less: non-cash consideration paid other than common share options and contingent consideration	2,778	15,527	769
Less: common share option consideration paid	—	2,811	30
Less: cash consideration contingent upon the achievement of certain operational milestones	—	39	18

Acquisitions of investments and businesses — net of cash acquired	$(79)	$3	$(645)

Interest and income taxes paid:

	2001	2000	1999

Interest paid	$253	$158	$179
Income taxes paid	$20	$736	$421

Receivables sales:

	2001	2000

Proceeds from new securitizations	$789	$1,632
Proceeds from collections reinvested in revolving period securitizations	$688	$1,043

7.	Special charges

The following tables detail special charges incurred for the years ended December 31:

2001

				Provision
		Cumulative drawdowns		balance as at
	Special			December 31,
	charges	Cash	Non-cash	2001

Restructuring activities:
Workforce reduction	$1,361	$975	$(14)	$400
Contract settlement and lease costs	883	110	—	773
Plant and equipment write downs	970	—	970	—
Intangible asset write-off	106	—	106	—
Other	39	8	—	31

	3,359	1,093	1,062	1,204

Intangible assets write down	12,422	—	12,422	—

Total	$15,781	$1,093	$13,484	$1,204

During 2001, in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting Nortel Networks operations and expected future growth rates, Nortel Networks implemented its work plan to streamline its operations and activities around its core markets and leadership strategies. This work plan was adjusted during the year to reflect the continued decline in the industry and economic environment, and in the capital markets.

In addition, as part of its review of financial results during each of the three months ended June 30, September 30, and December 31, 2001, Nortel Networks performed separate assessments of the carrying values of its intangible assets based on the respective intangible asset balances outstanding in each period. The conclusion of the assessment performed during the three months ended June 30, 2001 was that the decline in market conditions within Nortel Networks industry was significant and other than temporary. As a result, Nortel Networks recorded a $12,422 write down of intangible assets in the three months ended June 30, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. The conclusions of the assessments performed during both the three months ended September 30, and December 31, 2001 were that no additional write down of intangible assets was required. There has been no impairment in enterprise level goodwill during the year ended December 31, 2001.

Restructuring activities

For the year ended December 31, 2001, Nortel Networks recorded restructuring charges of $3,359.

Workforce reduction charges of $1,361 were related to the cost of severance and benefits associated with the approximately 36,100 employees notified of termination. Of the 36,100 employees notified by December 31, 2001, approximately 13,900 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products, and approximately 22,200 were indirect sales, marketing, and administrative employees, and manufacturing managers. The workforce reduction was primarily in North America and the United Kingdom and extended across all of Nortel Networks segments. As at December 31, 2001, the workforce reduction provision balance has been drawn down by cash payments of $975, offset by $14 of non-cash curtailment income related to both pension and other post-retirement benefits, resulting in an ending provision balance for workforce reduction of $400. The remaining provision is expected to be substantially drawn down by the end of 2002.

In conjunction with the above noted workforce reduction, Nortel Networks identified a number of leased and owned facilities comprised of office, warehouse and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, Nortel Networks recorded net lease costs of approximately $757. The costs primarily related to Nortel Networks future contractual obligations under operating leases. Offsetting the total lease charge is approximately $506 in expected sublease revenue on leases that Nortel Networks cannot terminate. Nortel

Networks expects to have subleased substantially all of these properties by the end of 2004. Nortel Networks wrote down the net carrying value of specific owned facilities across all segments within North America, and the United Kingdom. The write down of approximately $95 reflects the net realizable value based on market assessments for general purpose facilities. Contract settlement costs included negotiated settlements of approximately $126 to either cancel contracts or renegotiate existing contracts across all of Nortel Networks segments. As at December 31, 2001, the provision balance for contract settlement and lease costs has been drawn down by cash payments of $110, resulting in an ending provision balance of $773. The remaining provision is expected to be substantially drawn down by the end of 2004.

Plant and equipment write downs of approximately $440 consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased and owned facilities.

In addition, as a result of the significant negative industry and economic trends impacting Nortel Networks operations and expected future growth rates, Nortel Networks has performed assessments of certain plant and equipment assets as part of its review of financial results during 2001. The conclusion of these assessments resulted in a write down of certain plant and equipment within global operations, a function that supports all of Nortel Networks segments, and within the Optical Long-Haul Networks segment, of approximately $435.

Within global operations, it was determined that there was excess test equipment at a number of system houses that would no longer be required as a result of the industry and economic environment. As a result, Nortel Networks recorded a charge of approximately $66 to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment by the end of the second quarter of 2002.

Within the Optical Long-Haul Networks segment, it was determined that there was excess manufacturing equipment at a number of facilities that would no longer be required as a result of the industry and economic environment. As a result, Nortel Networks recorded a charge of approximately $278 to write down the value of this equipment to its net realizable value based on the current fair market value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment by the end of the second quarter of 2002. Nortel Networks also wrote down the net carrying value of a specialized manufacturing facility within the Optical Long-Haul Networks segment for the production of optical components within North America. The write down of approximately $91 reflects the net realizable value based on market assessments for a general purpose facility.

The intangible asset write-off of $106 was related to the remaining net book value of goodwill associated with the prior acquisitions of MICOM Communications Corp and Dimension. As part of Nortel Networks work plan to streamline its business, Nortel Networks has made the decision to exit all technologies and consulting services related to these prior acquisitions. The results related to these prior acquisitions were not material to the business, results of operations, and financial condition of Nortel Networks.

Intangible assets write down

For the year ended December 31, 2001, Nortel Networks recorded an intangible assets write down of $12,422.

Nortel Networks, as part of its review of financial results during the three months ended June 30, 2001, performed an assessment of the carrying values of intangible assets recorded in connection with its various acquisitions. The assessment during that period was performed in light of the significant negative industry and economic trends impacting Nortel Networks operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of that assessment was that the decline in market conditions within Nortel Networks industry was significant and other than temporary. As a result, Nortel Networks recorded a $12,422 write down of intangible assets in the three months ended June 30, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. The write down was primarily related to the goodwill associated with the acquisition of Alteon within the Metro and Enterprise Networks segment and the acquisitions of the 980 NPLC Business, Xros, and Qtera within the Optical Long-Haul Networks segment.

Fair value was determined based on discounted future cash flows for the businesses that had separately distinguishable intangible asset balances and whose operations had not yet been fully integrated into Nortel Networks. The cash flow periods used were five years, the discount rate used was 20 percent, and the terminal values were estimated based upon terminal growth rates ranging from 5 to 11 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflected management’s best estimates. The discount rate was based upon Nortel Networks weighted average cost of capital as adjusted for the risks associated with the operations.

2000

				Provision
		Cumulative drawdowns		balance as at
	Special			December 31,
	charges	Cash	Non-cash	2001

Workforce reduction	$130	$130	$—	$—
Intangible asset write-off	133	—	133	—
Other	4	—	4	—

	$267	$130	$137	$—

In the year ended December 31, 2000, Nortel Networks recorded special charges aggregating to $267 relating to restructuring activities, and one-time costs of $2 related to inventory provisions and included in cost of revenues.

Restructuring activities

Restructuring activities involved the implementation of Nortel Networks initiative to strategically realign resources into high growth areas of the business in response to shifts in customers’ needs and transitions from older to newer technologies across Nortel Networks product portfolio, and the outsourcing of certain information services functions. The outsourcing of certain corporate services began in the third quarter of 1999.

Workforce reduction costs of approximately $30 related to approximately 2,000 employees in connection with the outsourcing of certain information services functions. The remaining workforce reduction charges of approximately $100 related primarily to approximately 2,000 employees in connection with the initiative to strategically realign resources.

The intangible asset write-off of $133 represented a reduction of the goodwill related to Nortel France. Nortel Networks changed its business mandate for Nortel France from the product focus for which it was acquired, and restructured the business to focus on distribution channels.

The remaining provision balance of $48 as at December 31, 2000, which related to the approximately 2,000 employees identified in the strategic resource realignment described above, was fully drawn down in 2001.

1999

				Provision
		Cumulative drawdowns		balance as at
	Special			December 31,
	charges	Cash	Non-cash	2001

Workforce reduction	$81	$81	$—	$—
Write down of equipment	14	—	14	—
Contract settlement and lease costs	30	30	—	—

	$125	$111	$14	$—

In the year ended December 31, 1999, Nortel Networks recorded special charges aggregating to $125 relating to restructuring activities and one-time costs of $49.

Restructuring activities

Restructuring activities involved Nortel Networks exit of the Satellite and Time Division Multiple Access small switch operations within the former Service Provider and Carrier (“SP&C”) segment, and the Consumer Products and Open Speech operations within the former Enterprise segment. The restructuring activities also involved the streamlining of the former SP&C manufacturing operations in connection with Nortel Networks strategy announced in January 1999.

Workforce reduction charges represented the cost of severance and related benefits for the termination of approximately 1,850 employees in the above noted restructuring activities.

Contract settlement and lease costs included lease termination costs for the Open Speech operations, as well as the write-off of leasehold improvements and furniture and fixtures related to these facilities.

The remaining provision balance of $28 as at December 31, 2000, related to workforce reduction, was fully drawn down in 2001.

One-time costs

The restructuring of the above noted businesses resulted in Nortel Networks no longer supporting several of its existing products and new product introductions. Nortel Networks recorded a charge to write-off the remaining book value of redundant raw materials inventory related to the Consumer Products operations and the former SP&C operations. The inventory provision was recorded in cost of revenues. Also included was a one-time, non-recurring charge for Nortel Networks coverage of an obligation by a customer to a third party, a non-recurring and non-operational charge related to the settlement of a patent infringement suit, and other costs. These amounts were recorded in selling, general and administrative expenses.

8.	Long-term debt and credit facilities

Long-term debt

At December 31, long-term debt consisted of:

	2001	2000

8.75% Notes due June 12, 2001	$—	$250
Term credit facility due June 28, 2001, with a floating interest rate based on LIBOR + .12%	—	120
6.88% Notes due October 1, 2002	300	300
6.00% Notes due September 1, 2003	200	200
6.125% Notes due February 15, 2006	1,500	—
7.40% Notes due June 15, 2006	150	150
4.25% Convertible senior notes due September 1, 2008	1,800	—
6.88% Notes due September 1, 2023	200	200
7.88% Notes due June 15, 2026	150	150
Other long-term debt with various repayment terms and a weighted average interest rate of 6.49%	158	210
Obligations under capital leases	20	43

	4,478	1,623
Less: Long-term debt due within one year	384	445

Long-term debt	$4,094	$1,178

At December 31, 2001, the amounts of long-term debt payable for the years ending December 31, consisted of:

2002	$384
2003	258
2004	12
2005	-
2006	1,650
Thereafter	2,174

Total long-term debt payable	$4,478

Nortel Networks long-term debt was unsecured as at December 31, 2001.

On August 15, 2001, Nortel Networks completed a private offering of $1,800 of 4.25 percent convertible senior notes (the “Senior Notes”), due on September 1, 2008. The Senior Notes pay interest on a semi-annual basis on March 1 and September 1, beginning on March 1, 2002. The Senior Notes are convertible, at any time by holders into common shares of Nortel Networks, at an initial conversion price of ten dollars per common share, subject to adjustment upon the occurrence of certain events. Nortel Networks may redeem some or all of the Senior Notes in cash at any time on or after September 7, 2004 at a redemption price of between 100 percent and 102.125 percent of the principal amount of the Senior Notes depending on the redemption date, plus accrued and unpaid interest and additional interest, if any, to the date of the redemption. In addition, Nortel Networks may be required to redeem the Senior Notes in cash and/or common shares under certain circumstances such as a change in control, or Nortel Networks may redeem the Senior Notes at its option under certain circumstances such as a change in the applicable Canadian withholding tax legislation. Nortel Networks principal direct operating subsidiary, Nortel Networks Limited, is the full and unconditional guarantor of the Senior Notes in the event Nortel Networks does not make payments for the principal, or interest, or premium, if any, or other amounts, if any, as they are due. The guarantee is a direct, unconditional, unsecured, and unsubordinated obligation of Nortel Networks Limited.

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

Credit facilities

Effective December 20, 2001, Nortel Networks Limited and its subsidiary, Nortel Networks Inc., amended their June 14, 2001 $2,000 364-day syndicated credit agreements. These amendments reduced the size of the committed facilities to $1,575 and extended the term of the credit agreements to December 13, 2002, with a one-year term out option to convert outstanding amounts under the credit agreements into term loans on December 13, 2002.

The credit agreements contain financial covenants that require (i) the maintenance of a minimum consolidated tangible net worth at the consolidated Nortel Networks Limited level, and (ii) the achievement of certain minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) thresholds at the Nortel Networks level beginning in the first quarter of 2002. Certain business restructuring charges and other one-time charges and gains will be excluded from the calculation of EBITDA. In addition, these credit agreements contain covenants restricting additional debt, the payment of dividends, corporate events, liens, sale and leasebacks, and investments, among others. These credit agreements also provide for the granting of security, which may include a pledge of shares and/or a guarantee, over substantially all of Nortel Networks Limited’s assets and those of most of its United States and Canadian subsidiaries and also provide for either a pledge of shares or a guarantee by certain of Nortel Networks Limited’s other subsidiaries. The security will be granted in the event that one of Nortel Networks Limited’s United States senior unsecured long-term debt ratings fall below investment grade, defined as either Baa3 or BBB-, as determined by Moody’s Investors Services, Inc. (“Moody’s”) or Standard & Poor’s Ratings Service (“S&P”), respectively. The security would be released when both of these debt ratings return to Baa2 (with a stable outlook) and BBB (with a stable outlook) as determined by Moody’s and S&P, respectively. In the event that such security is in fact granted as a result of such rating downgrade, certain of the long-term debt outstanding at December

31, 2001, will also be secured to the extent required by the terms and conditions of such long-term debt during the time that the security arrangements under the credit agreements are in effect.

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

At December 31, 2001 Nortel Networks Limited was in compliance with the covenants and had not drawn under any of the credit agreements. In addition, Nortel Networks Limited’s debt ratings were within investment grade as determined by both Moody’s and S&P.

In the event of a debt rating downgrade below investment grade, Nortel Networks will be subject to additional reporting requirements in its future filings with the SEC.

At December 31, 2001 and 2000, Nortel Networks had total unused committed credit facilities of approximately $4,400 and $2,160, respectively. These credit facilities are generally available at interest rates of LIBOR plus a spread, dependent on the amount drawn under these credit facilities and in certain cases, the United States long-term debt ratings of Nortel Networks Limited.

9.	Income taxes

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (provision) included in the accompanying Consolidated Statements of Operations for the years ended December 31:

	2001	2000	1999

Income taxes at Canadian rates (2001 - 40.8%, 2000 - 42.3%, 1999 - 42.9%)	$11,250	$769	$(137)
Reduction of Canadian taxes applicable to manufacturing profits	(71)	36	44
Difference between Canadian rate and rates applicable to subsidiaries in the United States and other jurisdictions	(590)	116	112
Difference between basic Canadian rate and rates applicable to gain (loss) on sale of businesses	(128)	(30)	40
Non-deductible amortization of acquired intangibles and IPR&D expense	(6,800)	(2,197)	(640)
Foreign operation tax benefit	902	—	—
Change in valuation allowance	(1,367)	—	—
Utilization of losses	24	64	34
Other	32	65	(29)

Income tax benefit (provision)	$3,252	$(1,177)	$(576)

Details of Nortel Networks income taxes:
Earnings (loss) from continuing operations before income taxes:
Canadian, excluding gain (loss) on sale of businesses	$(3,602)	$765	$228
United States and other, excluding gain (loss) on sale of businesses	(23,845)	(2,757)	(40)
Gain (loss) on sale of businesses	(112)	174	131

	$(27,559)	$(1,818)	$319

Income tax benefit (provision):
Canadian, excluding gain (loss) on sale of businesses	$510	$(229)	$(96)
United States and other, excluding gain (loss) on sale of businesses	2,824	(845)	(455)
Gain (loss) on sale of businesses	(82)	(103)	(25)

	$3,252	$(1,177)	$(576)

Income tax benefit (provision):
Current	$1,240	$(1,567)	$(1,190)
Deferred	2,012	390	614

	$3,252	$(1,177)	$(576)

The following table shows the significant components included in deferred income taxes as at December 31:

	2001	2000

Deferred income taxes:
Assets:
Tax benefit of loss carryforwards and tax credits	$3,077	$340
Provisions and reserves	1,775	782
Post-retirement benefits other than pensions	381	174
Plant and equipment	25	46
Pension plan liabilities	49	32
Deferred compensation	35	25
Unrealized losses on investments	107	—
Other	33	14

	5,482	1,413
Valuation allowance	(1,687)	(212)

	3,795	1,201

Liabilities:
Acquired technology	110	427
Provisions and reserves	560	462
Plant and equipment	166	132
Unrealized gains on equity investments	—	108
Pension plan assets	—	13
Other	14	6

	850	1,148

Net deferred income tax assets	$2,945	$53

Nortel Networks has provided a valuation allowance on certain deferred income tax assets of approximately $63 as at December 31, 2001, which pertain to certain provisions and loss carryforwards resulting from certain acquisitions. When recognized by Nortel Networks, the tax benefit of these amounts will be accounted for as a credit to goodwill, to the extent that there is remaining goodwill associated with the specific acquisition, rather than as a reduction of the income tax provision. For the year ended December 31, 2000, Nortel Networks recognized approximately $40 of previously unrecognized loss carryforwards plus other acquired tax benefits from certain acquisitions which were accounted for as a credit to goodwill. No such amounts were recognized during the year ended December 31, 2001.

Nortel Networks had the following net operating and capital loss carryforwards and tax credits which are scheduled to expire in the following years at December 31, 2001:

	Net
	Operating	Capital	Tax
	Losses	Losses(a)	Credits(b)	Total

2004 - 2006	$789	$—	$180	$969
2007 - 2009	21	—	283	304
2010 - 2011	—	—	347	347
2017 - 2021	2,688	—	—	2,688
Indefinitely	446	3,603	—	4,049

	$3,944	$3,603	$810	$8,357

(a)	The capital losses may only be used to offset future capital gains realized in the United Kingdom. Nortel Networks has set up a full valuation allowance against this future tax benefit.

(b)	Global investment tax credits of $154, $151, and $143 have been applied against the income tax provision in 2001, 2000, and 1999, respectively. Unused tax credits can be utilized primarily to offset future Canadian income taxes payable.

10.	Loss per common share

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

The following table details the weighted average number of common shares outstanding for the years ended December 31:

(in millions of shares)	2001	2000	1999

Weighted average number of common shares outstanding — basic and diluted	3,189	2,953	2,705

As a result of the net losses for the years ended December 31, 2001, 2000, and 1999, the potential effect of the exercise of stock options and conversion of the Senior Notes was anti-dilutive. Therefore, approximately 98, 155, and 60 of potentially dilutive securities for the years ended December 31, 2001, 2000, and 1999, respectively, have not been included in the calculation of diluted loss per common share because to do so would have been anti-dilutive.

For the years ended December 31, 2001, 2000, and 1999, approximately 147, 70, and 45 options, respectively, were excluded from the computation of weighted average number of common shares outstanding - diluted as the applicable option exercise price was greater than the average market price of Nortel Networks common shares.

11.	Related party transactions

In the ordinary course of business, Nortel Networks engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel Networks significant influence and with joint ventures of Nortel Networks. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties for the years ended December 31 are summarized as follows:

	2001	2000	1999

Revenues	$—	$673	$2,151
Purchases	$16	$369	$209

Effective May 1, 2000, in conjunction with the Arrangement, BCE’s ownership interest was reduced from approximately 36 percent to a nominal amount. As a result, BCE and entities that are owned by BCE were no longer considered related parties immediately after the Arrangement.

In the fourth quarter of 2001, Nortel Networks completed the sale of substantially all of the assets in the Cogent Defence Systems business (“CDS”) to EADS Defence & Security Networks S.A.S. (“EDSN”). At December 31, 2001, Nortel Networks held a 41 percent ownership interest in EDSN and European Aeronautics, Defense and Space Company (“EADS”) held the remaining 59 percent. Under the terms of the agreement, Nortel Networks sold substantially all of its assets in the CDS business including: fixed assets; accounts receivable; inventory; intellectual property; and licenses, and excluding cash on hand as at the closing date for consideration of approximately $143, subject to final adjustments, comprised of a loan note due in 2002 and a call option to acquire an additional approximate 7 percent ownership interest in Nortel France beginning in 2004. At December 31, 2001, Nortel Networks held a 55 percent ownership interest in Nortel France and EADS held the remaining 45 percent. Nortel Networks recorded a gain on the sale of approximately $37, included in loss (gain) on sale of businesses.

12.	Common shares

Nortel Networks is authorized to issue an unlimited number of common shares without nominal or par value. At December 31, the outstanding number of common shares included in shareholders’ equity consisted of:

	2001		2000		1999

	(Number of shares in thousands)
	Number		Number		Number
	of shares	$	of shares	$	of shares	$

Balance at beginning of year	3,095,772	$29,141	2,754,309	$11,745	2,652,418	$10,109
Shares issued pursuant to:
Shareholder dividend reinvestment and stock purchase plan	483	6	244	13	164	4
Stock option plans	21,499	140	54,547	466	63,880	517
Acquisitions	86,953	3,551	293,998	16,917	36,607	1,077
Conversion of subsidiary preferred shares (a)	9,035	61	—	—	—	—
Conversion of debentures	—	—	—	—	2,290	41
Plan of Arrangement (b)	—	—	(7,326)	—	—	—
Shares purchased and cancelled (c)	—	—	—	—	(1,050)	(3)

Balance at end of year	3,213,742	$32,899	3,095,772	$29,141	2,754,309	$11,745

(a)	During the year ended December 31, 2001, Nortel Networks issued common shares to the registered holders of the 200 Cumulative Redeemable Class A Preferred Shares Series 4 (“Series 4 Preferred Shares”) of Nortel Networks Limited, each of whom had exercised their right to exchange their Series 4 Preferred Shares for common shares of Nortel Networks. The number of common shares issued for each Series 4 Preferred Share was determined by dividing $0.5 (Canadian) by the greater of $2.50 (Canadian) per common share and 95 percent of the weighted average trading price per common share of Nortel Networks on The Toronto Stock Exchange for the 10 trading days immediately preceding the date on which such common shares were issued in the exchange.

(b)	Options exercisable for approximately 0.7852 of a common share (before giving effect to the May 5, 2000 stock split) granted pursuant to the Arrangement to holders of BCE options at the effective date of the Arrangement.

(c)	For the year ended December 31, 1999, the excess of cost over the carrying amount of common shares that were purchased for cancellation and charged to retained earnings was $11.

Dividends on the outstanding common shares are declared in United States dollars. Nortel Networks discontinued future common share dividends after payment on June 29, 2001 of the $0.01875 per common share dividend.

On April 27, 2000, as part of the Arrangement, Nortel Networks implemented a two-for-one stock split (the “2000 Stock Split”). The 2000 Stock Split was effective for registered common shareholders at the close of business on May 5, 2000. On July 29, 1999, Nortel Networks announced a stock dividend of one common share on each of its issued and outstanding common shares paid to shareholders of record as of the close of business on August 17, 1999 (the “1999 Stock Dividend”). All comparative references to loss per common share from continuing operations, loss per common share from discontinued operations, dividends declared per common share, weighted average number of common shares outstanding and common shares issued and outstanding, have previously been restated to reflect the impact of the 2000 Stock Split and 1999 Stock Dividend.

Shareholders’ rights plan

Effective May 1, 2000, Nortel Networks adopted a shareholders’ rights plan (the “Rights Plan”). The fundamental objectives of the Rights Plan are to provide adequate time for the Nortel Networks Board of Directors and Nortel Networks shareholders to assess an unsolicited take-over bid for Nortel Networks, to provide the Nortel Networks Board of Directors with sufficient time to explore and develop alternatives for maximizing shareholder value if such a bid is made, and to provide Nortel Networks shareholders with an equal opportunity to participate in such a bid.

Under the Rights Plan, Nortel Networks issued one right for each common share outstanding on May 5, 2000, after giving effect to the 2000 Stock Split, and Nortel Networks has issued and will continue to issue one right in respect of each common share issued after May 5, 2000 until the occurrence of certain events associated with an unsolicited takeover bid.

The initial issuance of the rights did not alter the financial condition of Nortel Networks, impede its business plans, or alter its Consolidated Financial Statements. The initial issuance of the rights was not dilutive. However, if a “Flip-In Event” (as defined in the Rights Plan) occurs and the rights separate from the Nortel Networks common shares as described in the Rights Plan, reported earnings (loss) per share may be affected. In addition, holders of rights not exercising their rights after a Flip-In Event may suffer substantial dilution.

13.	Employee benefit plans

Pension plans

Nortel Networks maintains various retirement programs covering substantially all of its employees consisting of defined benefit, defined contribution, and investment plans.

During 2000, Nortel Networks introduced a balanced capital accumulation and retirement program (the “Balanced Program”) and an investor capital accumulation and retirement program (the “Investor Program”), to substantially all of its North American employees and a flexible benefits plan (“Flexible Benefits Plan”) to substantially all of its employees in the United Kingdom. Those employees who were already a member of one of the existing defined benefit pension plans (the “Traditional Program”) could elect to transfer to one of these new program arrangements, as applicable, or remain in the existing Traditional Program. With the introduction of the Balanced Program, Investor Program, and Flexible Benefits Plan during 2000 the Traditional Program was closed to new entrants.

Benefits other than pensions

Nortel Networks also provides other benefits, including post-retirement benefits and post-employment benefits. Employees who elected to stay in the Traditional Program will either maintain their existing company sponsored post-retirement benefits or will receive a modified version of these benefits, depending on age or years of service. Employees who selected the Balanced Program will maintain their eligibility for post-retirement benefits at reduced company contribution levels, while employees who selected the Investor Program will have access to post-retirement benefits by purchasing a Nortel Networks-sponsored retiree health care plan at their own cost.

Nortel Networks policy is to fund defined benefit pensions and other benefits based on accepted actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Plan assets are comprised primarily of common stocks, bonds, debentures, secured mortgages and property. Included in plan assets are common shares of Nortel Networks with an aggregate market value of $23 in 2001 ($66 in 2000).

Pension and other benefit costs reflected in the accompanying Consolidated Statements of Operations are based on the projected benefit method of valuation.

The following details both the funded (unfunded) status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the accompanying Consolidated Balance Sheets as at December 31:

	Defined benefit plans		Post-retirement benefits

	2001	2000	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$5,878	$5,823	$479	$614
Service cost	197	182	13	20
Interest cost	405	394	36	39
Plan participants’ contributions	17	23	2	2
Amendments	—	16	—	(119)
Actuarial loss (gain)	346	90	28	(19)
Acquisition/divestiture/settlements	(186)	(14)	15	(27)
Benefits paid	(435)	(385)	(23)	(25)
Foreign exchange	(219)	(251)	(21)	(6)

Benefit obligation at end of year	$6,003	$5,878	$529	$479

Change in plan assets:
Fair value of plan assets at beginning of year	$6,374	$5,907	$46	$37
Actual return on plan assets	(811)	986	1	12
Employer contributions	113	129	20	21
Plan participants’ contributions	17	23	2	2
Acquisition/divestiture/settlements	(60)	(31)	—	—
Benefits paid	(435)	(385)	(23)	(25)
Change in valuation	(64)	—	—	—
Foreign exchange	(147)	(255)	(5)	(1)

Fair value of plan assets at end of year	$4,987	$6,374	$41	$46

Funded (unfunded) status of the plans	$(1,016)	$496	$(488)	$(433)
Unrecognized net plan benefits existing at January 1, 1987	(28)	(12)	—	—
Unrecognized prior service cost (credit)	24	30	(40)	(59)
Unrecognized net actuarial losses (gains)	814	(705)	(8)	(65)

Net amount recognized	$(206)	$(191)	$(536)	$(557)

Amount recognized in the Consolidated Balance Sheets:
Other liabilities	$(343)	$(261)	$(536)	$(557)
Other assets	25	70	—	—
Accumulated other comprehensive loss (a)	112	—	—	—

Net amount recognized	$(206)	$(191)	$(536)	$(557)

(a)	Due to the decline in the fair value of plan assets during 2001, Nortel Networks was required to record a minimum pension liability for certain plans representing the amount by which the accumulated benefit obligation less the fair value of the plan assets was greater than the associated liability recognized in the accompanying Consolidated Balance Sheets for those plans.

The following details selected information for defined benefit plans with accumulated benefit obligations in excess of the fair value of plan assets:

	2001	2000

Benefit obligation	$4,778	$448
Accumulated benefit obligation	$4,268	$326
Fair value of plan assets	$3,858	$7

The following details the components of net pension expense and the underlying assumptions for the defined benefit plans:

	2001	2000	1999

Pension expense:
Service cost	$197	$182	$223
Interest cost	405	394	361
Estimated return on plan assets	(461)	(450)	(398)
Amortization of prior service cost	8	10	—
Amortization of net losses (gains)	(25)	2	53
Settlement losses (gains)	1	(7)	—
Curtailment losses (gains)	16	(35)	(16)

Net pension expense	$141	$96	$223

Allocation of net pension expense:
Continuing operations	$139	$93	$216
Discontinued operations	2	3	7

Net pension expense	$141	$96	$223

Weighted average assumptions:
Discount rate	6.7%	7.0%	6.8%
Expected rate of return on plan assets	7.8%	8.1%	8.0%
Rate of compensation increase	4.6%	4.8%	4.0%

The following details the net cost components and underlying assumptions of post-retirement benefits other than pensions:

	2001	2000	1999

Post-retirement benefit cost:
Service cost	$13	$20	$31
Interest cost	36	39	44
Expected return on plan assets	(3)	(3)	(3)
Amortization	(5)	(2)	5
Settlements and curtailments	(21)	(26)	—

Net post-retirement benefit cost	$20	$28	$77

Allocation of net post-retirement benefit cost:
Continuing operations	$20	$27	$74
Discontinued operations	—	1	3

Net post-retirement benefit cost	$20	$28	$77

	2001	2000	1999

Weighted average assumptions:
Discount rate	7.0%	7.5%	7.4%
Expected rate of return on plan assets	8.0%	8.0%	8.0%
Weighted average health care cost trend rate	7.3%	7.5%	7.7%
Weighted average ultimate health care cost trend rate	5.1%	5.1%	5.0%
Year in which ultimate health care cost trend rate will be achieved	2005	2004	2004

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage-point	1-percentage-point
	increase	decrease

Effect on accumulated post-retirement benefit obligation	$56	$(46)
Effect on aggregate of the service and interest cost components of net post-retirement benefit cost	$5	$(4)

Under the terms of the Balanced Program, Investor Program and Traditional Program, eligible employees may contribute a portion of their compensation to an investment plan. Based on the specific program that the employee is enrolled in, Nortel Networks matches a percentage of the employees’ contribution up to a certain limit. The cost of these investment plans was $139 and $124 for the years ended December 31, 2001 and 2000, respectively.

Under the terms of the Balanced Program and Flexible Benefits Plan, Nortel Networks contributes a fixed percentage of employees’ eligible earnings to a pension plan arrangement. The cost of these pension plan arrangements was $41 and $25 for the years ended December 31, 2001 and 2000, respectively.

14.	Stock-based compensation plans

Stock options

Under the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”), options to purchase common shares of Nortel Networks may be granted to employees and directors of Nortel Networks that entitle the holder to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated and payable in United States dollars for United States options and in Canadian dollars for Canadian options. Generally, grants vest 33 1/3 percent on the anniversary date of the grant for three years. The committee that administers the 2000 Plan has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years. Nortel Networks will meet its obligations under the 2000 Plan either by issuance, or by purchase on the open market, of common shares.

The maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of Nortel Networks under the 2000 Plan is 94,000,000. The maximum number of common shares which may be issued from treasury under the 2000 Plan to all non-employee directors of Nortel Networks is 500,000.

Under the Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (the “1986 Plan”), options to purchase common shares of Nortel Networks may be granted to employees of Nortel Networks that entitle the holder to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated in United States dollars for United States options and in Canadian dollars for Canadian options. Generally, the holder has the right to exercise the options as follows: 1997 and subsequent grants vest 33 1/3 percent on the anniversary date of the grant for three years; and 1991 through 1996 grants vest 50 percent after the first year and the remainder after two years. The committee that administers the 1986 Plan has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years. Nortel Networks will meet its obligations under the 1986 Plan either by issuance, or by purchase on the open market, of common shares.

The maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of Nortel Networks under the 1986 Plan is 469,718,040. The maximum number of common shares with respect to which options may be granted for the 2001 calendar year and any year thereafter under the 1986 Plan is 3 percent of the common shares issued and outstanding at the commencement of the year, subject to certain adjustments.

Each option under the 2000 Plan and 1986 Plan may be granted with or without a stock appreciation right (“SAR”). A SAR entitles the holder to receive payment of an amount equivalent to the excess of the market value of a common share at the time of exercise of the SAR over the subscription price of the common share to which the option relates. Options with SARs may be granted on a cancellation basis, in which case the exercise of one causes the cancellation of the other, or on a simultaneous basis, in which case the exercise of one causes the exercise of the other.

In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established. Under the terms of the Key Contributor Program, participants are granted an equal number of initial options and replacement options. The initial options generally vest after five years and expire after ten years. The replacement options are granted concurrently with the initial options and also expire after ten years. The replacement options generally have an exercise price equal to the market value of the common shares of Nortel Networks on the day the initial options are fully exercised, and are generally exercisable commencing thirty-six months thereafter, provided certain other conditions for exercise, including share ownership, are met. In January 2001, 2000, and 1999, nil, 60,000, and 2,080,000 options, respectively, were granted pursuant to the Key Contributor Program under the 1986 Plan. In 2001 and 2000, there were no options granted pursuant to the Key Contributor Program under the 2000 Plan.

At December 31, 2001, approximately nil and 203,720,000 common shares had been issued pursuant to stock option exercises, under the 2000 Plan and 1986 Plan, respectively.

Stock option exchange program

On June 20, 2001, Nortel Networks commenced a voluntary stock option exchange program (the “Exchange Program”) for Nortel Networks employees, whereby employees could exchange certain then outstanding stock options for new stock options, based on a prescribed formula. Terms of the Exchange Program are such that new grants will take place at least six months and a day from the stock option cancellation date, which was July 27, 2001. Approximately 93,416,000 stock options were accepted and cancelled. The exercise price of the new stock options granted will equal the fair market value of Nortel Networks common shares on the date of the grant. Nortel Networks then Board of Directors and its then board appointed officers were not eligible to participate in the Exchange Program (see note 20).

The following is a summary of the total number of outstanding stock options and the maximum number of stock options available for grant:

	Outstanding		Weighted	Available
	Options		average	for grant
	(thousands)		exercise price	(thousands)

Balance at December 31, 1998	220,050		$9.02	3,800
Granted and assumed options	96,764		$24.30	(96,764)
Options exercised	(63,880)		$8.15	—
Options cancelled	(18,456	)(a)	$12.87	8,222
Additional shares reserved for issuance	—		$—	191,568

Balance at December 31, 1999	234,478		$15.25	106,826
Granted and assumed options	175,335		$46.83	(175,335)
Options exercised	(54,547)		$9.33	—
Options cancelled	(23,624	)(a)	$27.59	18,368
Additional shares reserved for issuance	—		$—	164,364

Balance at December 31, 2000	331,642		$32.37	114,223
Granted and assumed options	55,565		$29.45	(55,565)
Options exercised	(21,497)		$7.82	—
Options cancelled	(56,793	)(a)	$35.60	41,372
Options cancelled under stock option exchange program	(93,416)		$51.64	93,416

Balance at December 31, 2001	215,501		$24.41	193,446

(a)	Includes adjustments related to assumed stock option plans.

Nortel Networks has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. The vesting periods for these assumed plans may differ from the 2000 Plan and 1986 Plan, but are not considered to be significant to Nortel Networks overall use of stock-based compensation. In connection with various acquisitions for the years ended December 31, 2001, 2000, and 1999, a total of approximately 1,313,000, 63,025,000, and 1,850,000 stock options to purchase common shares of Nortel Networks, respectively, were assumed and included in the preceding table. Options that have been granted with SARs are exercisable on a cancellation basis and at December 31, 2001, 2000, and 1999, nil, 24,200, and 76,400 SARs, respectively, were outstanding.

The following table summarizes information about stock options outstanding at December 31, 2001:

		Options Outstanding				Options Exercisable

				Weighted-
				Average
			Number	Remaining	Weighted-	Number	Weighted-
Range of			Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices			(thousands)	Life (in years)	Exercise Price	(thousands)	Exercise Price

$ 0.01	—	$8.95	49,305	4.47	$6.09	34,736	$6.21
$ 8.96	—	$13.42	39,210	4.93	$11.18	36,502	$11.15
$13.43	—	$20.13	27,455	6.43	$16.24	14,346	$16.07
$20.14	—	$30.20	40,853	7.02	$24.13	27,377	$24.23
$30.21	—	$45.30	16,333	7.83	$38.47	4,681	$38.60
$45.31	—	$67.95	35,036	7.33	$54.56	12,044	$54.14
$67.96	—	$80.69	7,309	7.22	$75.16	3,283	$75.34

			215,501	6.57	$24.41	132,969	$19.53

At December 31, 2000 and 1999, approximately 102,174,000 and 83,743,000 outstanding options, respectively, were exercisable. The weighted average exercise price for options exercisable at December 31, 2000 and 1999 was $14.36 and $8.98, respectively.

Nortel Networks has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), and, as permitted under SFAS 123, applies APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. SFAS 123 requires disclosure of pro forma amounts to reflect the impact if Nortel Networks had elected to adopt the optional recognition provisions of SFAS 123 for its stock option plans and employee stock purchase plans. Accordingly, Nortel Networks net loss and loss per common share would have been increased to the pro forma amounts as indicated below for the years ended December 31:

	2001	2000	1999

Net loss:
- reported	$(27,302)	$(3,470)	$(351)
- pro forma	$(28,948)	$(4,874)	$(839)
Basic and diluted loss per common share:
- reported	$(8.56)	$(1.17)	$(0.13)
- pro forma	$(9.08)	$(1.65)	$(0.31)

The fair value of stock options used to compute pro forma net loss and loss per common share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions as at December 31:

Weighted-average assumptions	2001	2000	1999

Dividend yield	0.00%	0.13%	0.22%
Expected volatility	70.36%	54.01%	56.44%
Risk-free interest rate	4.49%	4.94%	6.21%
Expected option life in years	4	4	4

The weighted average fair values of Nortel Networks stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 2001, 2000, and 1999 were $8.38, $27.25, and $24.14 per share, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected price volatility. Nortel Networks uses expected volatility rates, which are based on historical volatility rates trended into future years. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of Nortel Networks stock options.

As of July 1, 2000, Nortel Networks began recording deferred compensation related to unvested options held by employees of companies acquired in a purchase acquisition, in accordance with FASB Interpretation No. 44. Deferred compensation is amortized based on the graded vesting schedule of the awards. For the years ended December 31, 2001, 2000, and 1999, Nortel Networks recorded stock option compensation expense of $109, $134, and nil, respectively. The expense for 2001 primarily related to the acquisition of Alteon. The expense for 2000 primarily related to the acquisition of Alteon and the impact of the Arrangement on stock options held by former employees of Nortel Networks who had transferred to BCE or a BCE affiliated company as a result of the Arrangement.

Employee stock purchase plan

Nortel Networks established an Employee Stock Purchase Plan (the “Purchase Plan”) effective May 1, 2000. The Purchase Plan has four offering periods each year, with each offering period beginning on the first day of each calendar quarter. Under the terms of the Purchase Plan, eligible employees may have up to 10 percent of their eligible compensation deducted from their pay during an offering period to purchase common shares at a per share purchase price of 85 percent of the market price of the shares on the last trading day of the offering period. Compensation expense is recognized for Nortel Networks portion of the contributions made under the Purchase Plan. In 2001 and 2000, approximately 14,648,000 and 2,039,000 shares were purchased under the Purchase Plan at a weighted-average price of $8.50 and $45.43 per share, respectively.

15.	Accumulated other comprehensive loss

The after tax components of accumulated other comprehensive loss are as follows as at December 31:

				Unrealized			Total
	Foreign	Unrealized		derivative		Mininum	accumulated
	currency	gain on		losses on		pension	other
	translation	investments		cash flow		liability	comprehensive
	adjustment	- net		hedges - net		- net	loss

Balance at December 31, 1998	$(358)	$10		$—		$—	$(348)
Current-period change	(99)	13		—		—	(86)

Balance at December 31, 1999	(457)	23		—		—	(434)
Current-period change	(117)	22		—		—	(95)

Balance at December 31, 2000	(574)	45		—		—	(529)
Current-period change	(312)	(40	)(a)	(14	)(b)	(81)	(447)

Balance at December 31, 2001	$(886)	$5		$(14)		$(81)	$(976)

(a)	The change during the year ended December 31, 2001 primarily represented the write down of the value of minority investments due to a change in Nortel Networks strategic focus as well as an other than temporary decline in carrying values caused by a significant downturn in both the telecommunications industry and the economic environment, resulting in a charge to other income (expense) — net.

(b)	Includes $7 (pre-tax $11) of net derivative losses related to the adoption of SFAS 133. During the year ended December 31, 2001, $15 of net derivative losses were reclassified to selling, general and administrative expense. Nortel Networks estimates that $17 of net derivative losses included in OCI will be reclassified into earnings (loss) within the next twelve months.

The foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries. Unrealized gain on investments is presented net of tax of $3, $9, and

$11 for the years ended December 31, 2001, 2000, and 1999, respectively. Unrealized derivative losses on cash flow hedges is presented net of tax of $6 for the year ended December 31, 2001. Minimum pension liability is presented net of tax of $31 for the year ended December 31, 2001.

16.	Financial instruments and hedging activities

Risk management

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

Foreign currency risk

Nortel Networks enters into option contracts to limit its exposure to exchange fluctuations on future revenue or expenditure streams, and forward contracts, which are denominated in various currencies, to limit its exposure to exchange fluctuations on existing assets and liabilities and on future revenue or expenditure streams. Option and forward contracts used to hedge future revenue or expenditure streams are designated as cash flow hedges and hedge specific exposures. Option and forward contracts not designated as hedging instruments are also used to economically hedge the impact of fluctuations in exchange rates on existing assets and liabilities and on future revenue and expenditure streams.

The following table provides a summary of the notional amounts of option and forward contracts as at December 31:

	Expected maturity
			2001	2000
Currency	2002	2003	Total	Total

Canadian dollar	$1,743	$130	$1,873	$1,133
British pound	79	—	79	879
Euro	124	—	124	225
Other	64	—	64	28

	$2,010	$130	$2,140	$2,265

Interest and dividend rate risk

Nortel Networks enters into interest rate swap contracts to minimize financing costs on long-term debt and to manage interest rate risk on existing liabilities and receivables due to interest rate fluctuations. These contracts swap floating interest rate payments to fixed interest rate payments or vice versa. These contracts are designated as fair value hedges only when they are used to swap fixed interest rates to floating interest rates. These swap contracts have remaining terms to maturity between 21 months and 4.5 years. Nortel Networks also enters into United States to Canadian dollar cross currency swap contracts, which are not designated as hedging instruments, to limit its exposure to foreign currency fluctuations on the non-cumulative preferential cash dividends with respect to the outstanding Non-cumulative Redeemable Class A Preferred Shares Series 7 of Nortel Networks Limited. These contracts have remaining terms to maturity of 21 years.

The following table provides a summary of interest rate swaps and dividend rate swaps and their aggregated weighted-average rates as at December 31:

	2001	2000

Interest rate swaps:
Received-fixed swaps — notional amount	$375	$450
Average fixed rate received	6.6%	7.9%
Average floating rate paid	2.5%	6.7%

Pay-fixed swaps — notional amount	$—	$251
Average fixed rate paid	—	11.3%
Average floating rate received	—	6.8%
Dividend rate swaps:
Received-fixed swaps — notional amount	$220	$211
Average fixed rate received	4.9%	4.9%
Average floating rate paid	3.2%	4.8%

Fair value

The estimated fair values approximate amounts at which financial instruments could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of interest rate swaps and forward contracts reflects the present value of the potential gain or loss if settlement were to take place on December 31, 2001; the fair value of option contracts reflects the cash flows due to or by Nortel Networks if settlement were to take place on December 31, 2001; and the fair value of long-term debt instruments reflects a current yield valuation based on observed market prices as of December 31, 2001. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel Networks could potentially realize in a current market exchange.

The following table provides the carrying amounts and fair values for all financial assets and liabilities for which fair value differed from carrying amount, and the fair values recorded for derivative financial instruments in accordance with SFAS 133, at December 31:

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial liabilities:
Long-term debt due within one year	$384	$388	$445	$447
Long-term debt	$4,094	$3,773	$1,178	$1,159
Derivative financial instruments, net asset (liability) position: (a)
Interest rate swap contracts	$20	$20	$—	$2
Forward and option contracts	$(38)	$(38)	$—	$(31)
Cross currency coupon swap contracts	$(14)	$(14)	$—	$(13)
Other	$3	$3	$—	$—

(a)	SFAS 133 was adopted by Nortel Networks effective January 1, 2001, and, therefore, no carrying amounts were recorded for the year ended December 31, 2000.

Credit risk

Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations to Nortel Networks. Nortel Networks is exposed to credit risk in the event of nonperformance, but does not anticipate nonperformance by any of the counterparties. Nortel Networks limits its credit risk by dealing with counterparties that are considered to be of high quality. The maximum potential loss on all financial instruments may exceed amounts recognized in the accompanying Consolidated Financial Statements. However, Nortel Networks maximum exposure to credit loss in the event of nonperformance by the other party to the derivative contracts is limited to those derivatives that had a positive fair value at December 31, 2001. Nortel Networks is also exposed to credit risk from customers. However, Nortel Networks global orientation has resulted in a large number of diverse customers, which minimizes concentrations of credit risk.

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

Hedge ineffectiveness and discontinuance of cash flow hedges determined in accordance with SFAS 133 had no material impact on the net loss for the year ended December 31, 2001. No fair value hedges were derecognized or discontinued for the year ended December 31, 2001.

Selling, general and administrative expense and revenues included net losses of $2 and $8, respectively, for the year ended December 31, 2001, primarily related to changes in the fair value of derivative instruments not designated as hedging instruments.

Non-derivative and off balance sheet instruments

Pursuant to certain financing agreements, Nortel Networks is committed to provide future financing in connection with purchases of Nortel Networks products and services. These commitments were $1,611 and $4,087 as at December 31, 2001 and 2000, respectively. Commitments to extend future financing are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes. These commitments may therefore expire without being drawn upon, and do not necessarily represent future cash flows. Nortel Networks limits its financing credit risk by utilizing an internal credit committee that actively monitors the credit exposure of Nortel Networks.

Guarantees

At December 31, 2001 and 2000, Nortel Networks had committed and undrawn guarantees of $1,177 and $1,224, and drawn and outstanding guarantees of nil and $311, respectively, representing bid, performance, and financial guarantees. These guarantees had no impact on Nortel Networks net loss.

Receivables sales

In 2001 and 2000, Nortel Networks entered into various agreements to sell receivables. These receivables were sold at a discount of $53 and $41 from book value for the years ended December 31, 2001 and 2000, respectively, at annualized discount rates of approximately 5 percent to 8 percent and 3 percent to 5 percent for the years ended December 31, 2001 and 2000, respectively. Certain receivables have been sold with limited recourse, not exceeding 10 percent, of $6 and $36 as at December 31, 2001 and 2000, respectively.

Under certain agreements, Nortel Networks has continued as servicing agent and/or provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables, historical payment patterns and appropriate discount rates, as applicable. Generally, trade receivables which are sold do not experience prepayments. The amounts associated with any servicing assets approximates Nortel Networks cost of servicing and as such no servicing asset or liability was recognized. Also, Nortel Networks has not historically experienced significant credit losses with respect to receivables sold with limited recourse and as such no liability was recognized.

There is a possibility that the actual performance of receivables or the cost of servicing the receivables will differ from the assumptions used to determine fair values at the transfer date and at each reporting date. Assuming hypothetical simultaneous unfavourable variations of up to 20 percent in credit losses, the discount rate used, and the cost of servicing the receivables, the pre-tax impact on the value of retained interests would not be significant.

17.	Segmented information

General description

Nortel Networks operations commencing in the three month period ended December 31, 2001 have been reorganized around three reportable segments; Metro and Enterprise Networks (“Metro and Enterprise”), Wireless Networks (“Wireless”), and Optical Long-Haul Networks (“Optical Long-Haul”) in connection with Nortel Networks decision to focus on three core business areas.

Nortel Networks reportable segments are focused on providing seamless networking products and service capabilities across Metro and Enterprise, Wireless and Optical Long-Haul. These product and service solutions are used by service provider and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, service providers with global businesses, wireless service providers, Internet service providers, application service providers, hosting service providers, resellers, cable television companies, other communication service providers, large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations. Metro and Enterprise includes metro optical transmission, data switching systems, routers and aggregation products to deliver services via IP and other protocol standards across local and wide area networks, voice over IP solutions for both greenfield and circuit to packet network transitions, and traditional voice circuit switching. Wireless includes wireless mobility switching and access products for voice and data communications that span most major global mobility standards. Optical Long-Haul includes long-haul optical transmission products designed to provide long-distance, high capacity dense wavelength division multiplexing transport, traditional optical transmission systems that support most global transmission standards, optical switch platforms, and optical components for long distance optical networks.

“Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed as reportable segments.

As described in note 4, Nortel Networks access solutions operations were discontinued during the year ended December 31, 2001. These operations were previously included as a separate segment within Other. The data included below excludes amounts related to the operations of the access solutions segment.

Nortel Networks President and Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately with each segment manager reporting directly to the CEO. The CEO relies on the information derived directly from Nortel Networks management reporting system. Contribution margin represents the primary financial measure used by the CEO in assessing performance and allocating resources, and includes the cost of revenues, and selling, general and administrative expense, for which the segment managers are held accountable. Costs associated with shared services, and other corporate costs are allocated to the segments based on usage determined by headcount. Costs not allocated are primarily related to Nortel Networks corporate compliance and other non-operational activities and are included in Other. In addition, the CEO does not review asset information on a segmented basis. The accounting policies of the reportable segments are the same as those described in note 2 to the extent that the related items are included within contribution margin.

Segments

The following tables set forth information by segments for the years ended December 31:

	2001	2000	1999

Revenues
Metro and Enterprise	$8,861	$13,541	$11,786
Wireless	5,714	5,438	4,091
Optical Long-Haul	2,276	7,882	3,416
Other	660	1,087	335

Total	$17,511	$27,948	$19,628

Contribution margin
Metro and Enterprise	$203	$4,557	$3,895
Wireless	332	1,024	871
Optical Long-Haul	(2,546)	2,517	1,198
Other	(556)	(680)	(897)

Total	(2,567)	7,418	5,067

Research and development expense	(3,224)	(3,633)	(2,724)
In-process research and development expense	(15)	(1,415)	(252)
Amortization of acquired technology and goodwill	(4,955)	(4,572)	(1,864)
Stock option compensation	(109)	(134)	—
Special charges	(15,781)	(267)	(125)
Gain (loss) on sale of businesses	(112)	174	131

Consolidated operating income (loss)	$(26,763)	$(2,429)	$233

Product revenues

The following table sets forth external revenues by product for the years ended December 31:

	2001	2000	1999

Wireless	$5,714	$5,438	$4,091
Circuit to packet voice networks	5,312	8,779	8,289
Optical	2,782	9,229	3,957
Packet switching and routing	2,187	2,618	2,545
Optical Ethernet	856	797	411
Other	660	1,087	335

Total	$17,511	$27,948	$19,628

Geographic information

The following table sets forth external revenues by geographic regions for the years ended December 31:

	2001	2000	1999

External revenues (a)
United States	$8,591	$16,893	$11,632
Canada	940	1,505	1,244
Other countries	7,980	9,550	6,752

Total	$17,511	$27,948	$19,628

(a)	Revenues are attributable to geographic regions based on the location of the customer.

The following table sets forth long-lived assets by geographic regions as at December 31:

	2001	2000

Long-lived assets (a)
United States	$3,612	$18,320
Canada	982	1,641
Other countries	1,072	1,354

Total	$5,666	$21,315

(a)	Represents plant and equipment — net and intangible assets — net that are identified with each geographic region.

18.	Commitments

At December 31, 2001, the future minimum payments under both operating leases and outsourcing contracts for the years ending December 31, consisted of:

	Operating	Outsourcing
	Leases	Contracts

2002	$248	$380
2003	238	373
2004	201	361
2005	148	297
2006	111	270
Thereafter	319	795

Total future minimum payments	$1,265	$2,476

Rental expense on operating leases for the years ended December 31, 2001, 2000, and 1999 amounted to $756, $683, and $555, respectively.

Outsourcing contracts are for services provided primarily related to information services, a portion of payroll, accounts payable, and training and resource functions. Expenses related to these contracts for the years ended December 31, 2001, 2000, and 1999 amounted to $498, $176, and nil, respectively. The minimum amount payable under Nortel Networks outsourcing contracts is variable to the extent that Nortel Networks workforce fluctuates from the baseline levels contained in the contracts.

19.	Contingencies

In connection with the January 28, 2000 acquisition of Qtera, Qtera and two of its employees were named as defendants in a lawsuit filed by Siemens ICN in the 15th Judicial Circuit for Palm Beach County, Florida. The lawsuit alleged various claims, including purported misappropriation of trade secrets. This dispute has been resolved to the satisfaction of the parties and without material adverse effect to Nortel Networks.

Subsequent to the February 15, 2001 announcement in which Nortel Networks provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel Networks and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits, which have been served through September 24, 2001, in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario, Quebec, and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. A class action lawsuit was also filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation between January 18, 2001 and February 15, 2001, alleging violations of the same United States federal securities laws as the other lawsuits. On May 11, 2001, Nortel Networks filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec announced their decision on November 6, 2001 to discontinue their proceedings and obtained court approval for such discontinuances on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, Nortel Networks filed a motion seeking leave to appeal that decision. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum. In addition, a purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks common shares, under the Employee Retirement Income Security Act for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks common shares in the Plan.

On February 12, 2001, Nortel Networks Inc., an indirect subsidiary of Nortel Networks, was served with a consolidated amended class action complaint (the “First Complaint”) that purported to add Nortel Networks as a defendant to a lawsuit commenced in July 2000 against Entrust and two of its then current officers in the United States District Court for the Eastern District of Texas (Marshall Division) (the “District Court”). The First Complaint alleges that Entrust, two officers of Entrust, and Nortel Networks violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. Nortel Networks is alleged to be a controlling person of Entrust. On April 6, 2001, Nortel Networks filed a motion to dismiss the First Complaint. On July 31, 2001, the First Complaint was dismissed without prejudice. On August 31, 2001, the plaintiffs filed a second amended class action complaint (the “Second Complaint”) against the same defendants asserting claims substantively similar to those in the First Complaint. On September 21, 2001, Nortel Networks filed a motion to dismiss the Second Complaint. The motion is currently under consideration by the District Court.

On March 4, 1997, Bay Networks, Inc. (“Bay Networks”), a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the “Federal Court”) and the California Superior Court, County of Santa Clara (the “California Court”) against Bay Networks and ten of Bay Networks’ then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint and on September 8, 2000, a notice of appeal of that order and judgment was filed by the plaintiffs. On August 1, 2001, the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) denied the plaintiffs’ appeal. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On June 18, 2001, the defendants removed the consolidated state court actions to the Federal Court. On September 19, 2001, the defendants’ motion to dismiss the complaint was rejected and the plaintiffs’ motion to remand the case to the California Court was granted. The defendants filed an appeal in the Ninth Circuit on October 2, 2001 with respect to the decisions in such motions, and the Ninth Circuit dismissed the appeal on December 26, 2001. In each of the matters described above, plaintiffs are seeking an unspecified amount of money damages.

In each of the matters described above, plaintiffs are seeking an unspecified amount of money damages.

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

Environmental matters

Nortel Networks manufacturing and research operations are subject to a wide range of environmental protection laws in various jurisdictions around the world. Nortel Networks seeks to operate its business in compliance with such laws, and has a corporate environmental management system standard to promote such compliance. Moreover, Nortel Networks has a periodic, risk-based, integrated environment, health and safety audit program.

Nortel Networks environmental program focuses its activities on design for the environment, supply chain and packaging reduction issues. Nortel Networks works with its suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.

Nortel Networks is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. At December 31, 2001, the accruals on the accompanying Consolidated Balance Sheets for environmental matters were $30. Based on information presently available, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liability that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

Nortel Networks has remedial activities under way at five of its facilities and at seven previously occupied sites. An estimate of Nortel Networks anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $24.

Nortel Networks is also listed as a potentially responsible party (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at five Superfund sites in the United States. An estimate of Nortel Networks share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $30 referred to above.

Liability under CERCLA may be imposed on a joint and several basis, without regard to the extent of Nortel Networks involvement. In addition, the accuracy of Nortel Networks estimate of environmental liability is affected by several uncertainties such as additional requirements which may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, Nortel Networks liability could be greater than its current estimate.

20.	Subsequent events

On February 1, 2002, Nortel Networks completed a transaction with MetaSolv, Inc. (“MetaSolv”), to sell certain assets of its service commerce operation support system (“OSS”) business for $35 and the assumption of certain liabilities on closing by MetaSolv. The acquisition included software assets obtained as part of the Architel acquisition and certain additional assets of Nortel Networks service management and business management OSS groups. Nortel Networks does not expect any further gain or loss on the sale of these assets as a result of the $233 writedown recorded in the fourth quarter of 2001, which reflected the anticipated net realizable value of these assets on disposition.

On January 29, 2002, Nortel Networks granted approximately 52,700,000 new stock options in connection with the Exchange Program (see note 14).

QUARTERLY FINANCIAL DATA (unaudited)

	(millions of U.S. dollars except per share amounts)

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter

	2001	2000	2001	2000	2001	2000	2001	2000

Revenues	$3,456	$8,198	$3,694	$6,726	$4,610	$7,207	$5,751	$5,817
Gross profit	1,039	3,982	21	3,109	426	3,276	1,858	2,467
Net loss from continuing operations	(1,826)	(1,189)	(3,468)	(507)	(16,644)	(613)	(2,369)	(686)
Net loss from discontinued operations — net of tax	—	(220)	—	(79)	(2,784)	(132)	(226)	(44)

Net loss before cumulative effect of accounting change	(1,826)	(1,409)	(3,468)	(586)	(19,428)	(745)	(2,595)	(730)
Cumulative effect of accounting change — net of tax	—	—	—	—	—	—	15	—

Net loss	(1,826)	(1,409)	(3,468)	(586)	(19,428)	(745)	(2,580)	(730)

Basic and diluted loss per common share
- from continuing operations	(0.57)	(0.39)	(1.08)	(0.17)	(5.21)	(0.21)	(0.75)	(0.24)
- from discontinued operations	—	(0.07)	—	(0.03)	(0.87)	(0.05)	(0.07)	(0.02)

Basic and diluted loss per common share	(0.57)	(0.46)	(1.08)	(0.20)	(6.08)	(0.26)	(0.82)	(0.26)

Dividends declared per common share	—	0.01875	—	0.01875	0.01875	0.01875	0.01875	0.01875

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to Nortel Networks proxy circular and proxy statement filed with the Commission on March 11, 2002 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited”, “Shareholder Return Performance Graph” and “Report of the Audit Committee of Nortel Networks Corporation”.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to Nortel Networks proxy circular and proxy statement filed with the Commission on March 11, 2002 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited”, “Shareholder Return Performance Graph” and “Report of the Audit Committee of Nortel Networks Corporation”.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to Nortel Networks proxy circular and proxy statement filed with the Commission on March 11, 2002 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited”, “Shareholder Return Performance Graph” and “Report of the Audit Committee of Nortel Networks Corporation”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to Nortel Networks proxy circular and proxy statement filed with the Commission on March 11, 2002 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited”, “Shareholder Return Performance Graph” and “Report of the Audit Committee of Nortel Networks Corporation”.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.	Financial Statements

The index to the Consolidated Financial Statements appears on page 58.

2.	Financial Statement Schedules

Page

Quarterly Financial Data (Unaudited)	F-49
Independent Auditors’ Report	F-1
II — Valuation and Qualifying Accounts and Reserves, Provision for Uncollectibles	70

All other schedules are omitted because they are inapplicable or not required.

Individual financial statements of entities accounted for by the equity method have been omitted because no such entity constitutes a “significant subsidiary” requiring such disclosure at December 31, 2001.

3.	Reports on Form 8-K

Nortel Networks Corporation filed a Current Report on Form 8-K dated October 4, 2001 related to: (i) its financial outlook for the third quarter of 2001, including certain restructuring charges and facility closures related to workforce reductions and business streamlining activities, an update on its work plan, including expected additional workforce reductions and business streamlining activities and the expected impact of the divestiture of non-core businesses; and (ii) the announcement of Nortel Networks Corporation’s new senior management team, including Frank A. Dunn as its new President and Chief Executive Officer.

Nortel Networks Corporation filed a Current Report on Form 8-K dated October 22, 2001 related to its financial results for the third quarter of 2001.

Nortel Networks Corporation filed a Current Report on Form 8-K dated November 6, 2001 related to the filing of: (i) management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2000, restated for discontinued operations; and (ii) unaudited selected financial data for the five year period ended December 31, 2000, restated for discontinued operations.

Nortel Networks Corporation filed a Current Report on Form 8-K dated December 21, 2001 related to: (i) the amendment of the $2.0 billion 364-day credit agreements entered into in June 2001 by Nortel Networks Limited and Nortel Networks Inc., extending the term, reducing the size of the facility, and adding certain financial and other covenants; and (ii) its financial outlook for the fourth quarter of 2001, including certain restructuring charges primarily related to previously announced workforce reductions and associated facilities actions, and an update on its work plan.

Nortel Networks Corporation filed a Current Report on Form 8-K dated December 26, 2001 related to the amended credit agreements referred to in the Current Report on Form 8-K dated December 21, 2001 referenced above.

Nortel Networks Corporation filed a Current Report on Form 8-K dated January 18, 2002 related to: (i) a certain security agreement, among Nortel Networks Limited, Nortel Networks Inc., certain other subsidiaries of Nortel Networks Limited, and JPMorgan Chase Bank, as Collateral Agent, related to the amended and restated credit agreements filed on the Current Report on Form 8-K dated December 26, 2001 referenced above; and (ii) its financial results for the fourth quarter of 2001 and the year 2001.

Nortel Networks Corporation filed a Current Report on Form 8-K dated February 4, 2002 related to a certain security agreement related to the amended and restated credit agreements filed on the Current Report on Form 8-K dated December 26, 2001 referenced above.

Nortel Networks Corporation filed a Current Report on Form 8-K dated February 12, 2002 related to: (i) the resignation of its Chief Financial Officer; and (ii) a purported class action lawsuit filed on behalf of certain participants and beneficiaries of the Nortel Networks Long-Term Investment Plan.

Nortel Networks Corporation filed a Current Report on Form 8-K dated February 12, 2002 related to “Part I — Item 1 — Business” of Nortel Networks Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Nortel Networks Corporation filed a Current Report on Form 8-K/A dated February 12, 2002 related to amended management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2000, restated for discontinued operations, which it previously filed on the Current Report on Form 8-K dated November 6, 2001 referenced above.

Nortel Networks Corporation filed a Current Report on Form 8-K dated February 12, 2002 related to: (i) a pre-effective amendment to a registration statement of Nortel Networks Corporation and Nortel Networks Limited with respect to the potential resale by selling securityholders of Nortel Networks Corporation’s 4.25% convertible senior notes guaranteed by Nortel Networks Limited and/or the underlying common shares of Nortel Networks Corporation; and (ii) its investor conference held in New York City, including its financial outlook for the year 2002 and the first quarter of 2002.

Nortel Networks Corporation filed a Current Report on Form 8-K dated March 1, 2002 related to the announcement of a number of changes in the make-up of Nortel Networks Corporation’s board of directors including the dissolution of the Office of the Chief Executive.

4.	Exhibit index

The Items listed as Exhibits 10.2 to 10.7, 10.9, and 10.20 to 10.41 relate to management contracts or compensatory plans or arrangements.

Exhibit
Number	Description

*2.	Amended and Restated Arrangement Agreement involving BCE Inc., Nortel Networks Corporation, formerly known as New Nortel Inc., and Nortel Networks Limited, formerly known as Nortel Networks Corporation, made as of January 26, 2000, as amended and restated March 13, 2000 (including Plan of Arrangement under Section 192 of the Canada Business Corporations Act) (filed as Exhibit 2.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 1, 2000).

*3.1	Restated Certificate and Articles of Incorporation of Nortel Networks Corporation (filed as Exhibit 3 to Nortel Networks Corporation’s Current Report on Form 8-K dated October 19, 2000).

*3.2	By-Law No. 1 of Nortel Networks Corporation (filed as Exhibit 3.2 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*4.1	Shareholders Rights Plan Agreement dated as of March 13, 2000 between Nortel Networks Corporation and Montreal Trust Company of Canada, which includes the Form of Rights Certificate as Exhibit A thereto (filed as Exhibit 3 to Nortel Networks Corporation’s Registration Statement on Form 8-A filed with the Commission on April 28, 2000 as amended by the Registration Statement on Form 8-A/A filed with the Commission on May 1, 2000).

*4.2	Indenture dated as of November 30, 1988, between Nortel Networks Limited and The Toronto-Dominion Bank Trust Company, as trustee, related to debt securities authenticated and delivered thereunder, which comprised the 6 7/8% Notes due 2002, the 6% Notes due September 1, 2003, and the 6 7/8% Notes due September 1, 2023 issued by Nortel Networks Limited (filed as Exhibit 4.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

*4.3	Indenture dated as of February 15, 1996, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, formerly Northern Telecom Capital Corporation, as issuer, and The Bank of New York, as trustee, related to debt securities and guarantees authenticated and delivered thereunder, which comprised the 7.40% Notes due 2006 and the 7.875% Notes due 2026 (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-1720) of Nortel Networks Limited and Nortel Networks Capital Corporation).

*4.4	Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to debt securities authenticated and delivered thereunder (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-51888) of Nortel Networks Limited and Nortel Networks Capital Corporation).

*4.5	First Supplemental Indenture dated as of February 1, 2001 to Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to 6.125% Notes due 2006 (filed as Exhibit 4.1 to Nortel Networks Limited’s Current Report on Form 8-K dated February 2, 2001).

*	Incorporated by reference.

Exhibit
Number	Description

*4.6
Indenture dated as of August 15, 2001 between Nortel Networks Corporation, Nortel Networks Limited, as guarantor, and Bankers Trust Company, as trustee, related to convertible debt securities and guarantees authenticated and delivered thereunder, which comprised the 4.25% Convertible Senior Notes due 2008 (filed as Exhibit 4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*4.7	Short Form Prospectus dated July 6, 1994, filed in each of the provinces of Canada related to 200 Exchange Rights issued to holders of Nortel Networks Limited’s Cumulative Redeemable Class A Preferred Shares Series 4 on July 8, 1994 (filed as Exhibit 4.6 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Second Amended and Restated Reciprocal Credit Agreement dated as of December 20, 2001 between Nortel Networks Corporation, Nortel Networks Limited, and the other parties who have executed the agreement, as amended by Amendment No. 1 dated as of December 20, 2001 between Nortel Networks Corporation, Nortel Networks Limited, and the other parties who have executed the agreement.

10.2	Nortel Networks Supplementary Executive Retirement Plan effective October 18, 2001.

10.3	Agreement dated April 29, 1997 related to the remuneration of the Chief Legal Officer.

10.4	Acknowledgement effective as of June 1, 2000 related to the remuneration of the Chief Legal Officer.

10.5	Statement describing the retirement arrangements of the former President and Chief Executive Officer.

*10.6	Nortel Networks Corporation Executive Retention and Termination Plan, as amended and restated, effective from July 26, 2001 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.7	Nortel Networks Corporation Special Retention Plan effective August 1, 2001 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.8	Loan Agreement dated as of August 15, 2001 made between Nortel Networks Limited, as borrower, and Nortel Networks Corporation, as lender, as amended by Amendment No. 1 dated as of September 30, 2001 between Nortel Networks Limited, as borrower, and Nortel Networks Corporation, as lender (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.9	Agreement between a director of Nortel Networks Corporation and Nortel Networks Limited and the respective companies dated June 22, 2001 setting forth the arrangements with respect to serving as non-executive Chairman of each of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.10	364 Day Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as borrower, various banks, as lenders, Royal Bank of Canada and Toronto Dominion Bank, as co-syndication agents, and J.P. Morgan Canada, as administrative agent (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*	Incorporated by reference.

Exhibit
Number	Description

*10.11
364 Day Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, various banks as lenders, ABN AMRO Bank N.V., Bank of America N.A. and Citibank N.A., as co-syndication agents, and Morgan Guaranty Trust Company of New York, as administrative agent (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.12	Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as borrower, various banks, as lenders, Royal Bank of Canada and Toronto Dominion Bank, as co-syndication agents, and J.P. Morgan Canada, as administrative agent (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.13	Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, various banks, as lenders, ABN AMRO Bank N.V., Bank of America N.A. and Citibank N.A., as co-syndication agents, and Morgan Guaranty Trust Company of New York, as administrative agent (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.14	Amended and Restated Credit Agreement dated as of April 11, 2001, among Nortel Networks Limited and various banks (amending and restating 364 Day Credit Agreement dated April 12, 2000) (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.15	Amended and Restated Credit Agreement dated as of April 11, 2001, among Nortel Networks Limited, Nortel Networks Inc. and various banks (amending and restating 364 Day Credit Agreement dated April 12, 2000) (filed as Exhibit 10.7 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.16	Credit Agreement dated as of June 14, 2001, as amended by Amendment No. 1 to the Credit Agreement dated as of July 31, 2001, among Nortel Networks Limited, as borrower, various banks, as lenders, Credit Suisse First Boston Canada, as syndication agent, and The Chase Manhattan Bank of Canada, as administrative agent (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.17	Amended and Restated Credit Agreement dated as of December 20, 2001 among Nortel Networks Limited, as borrower, and various banks (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 26, 2001) amending the Credit Agreement dated as of June 14, 2001, as amended by Amendment No. 1 to the Credit Agreement dated as of July 31, 2001, among Nortel Networks Limited, as borrower, various banks, as lenders, Credit Suisse First Boston Canada, as syndication agent, and The Chase Manhattan Bank of Canada, as administrative agent.

*10.18	Credit Agreement dated as of June 14, 2001, as amended by Amendment No. 1 to the Credit Agreement dated as of July 31, 2001, among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, various banks, as lenders, Credit Suisse First Boston, as syndication agent, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*	Incorporated by reference.

Exhibit
Number	Description

*10.19
Amended and Restated Credit Agreement dated as of December 20, 2001 among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, and various banks (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 26, 2001) amending the Credit Agreement dated as of June 14, 2001, as amended by Amendment No. 1 to the Credit Agreement dated as of July 31, 2001, among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, various banks, as lenders, Credit Suisse First Boston, as syndication agent, and The Chase Manhattan Bank, as administrative agent.

*10.20	2000 Executive Management Team SUCCESS Plan effective January 1, 2000 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

*10.21	First Half 2001 SUCCESS Award Program (filed as Exhibit 10.2 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.22	Supplementary Pension Credits Arrangement (filed as Exhibit 10.14 to Nortel Networks Corporation’s Registration Statement on Form S-1 (No. 2-71087)).

*10.23	Leave of Absence Prior to Pension Procedure dated June 21, 1977, and related resolutions of the Board of Directors of Nortel Networks Limited dated October 21, 1980 (filed as Exhibit 10.6 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

*10.24	Statements describing the right of certain officers and senior managers in Canada and the United States to defer the receipt of all or part of their short-term and long-term incentive awards (filed as Exhibit 10.9 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.25	Statements describing the right of certain executives in Canada to defer all or part of their short-term and long-term incentive awards (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.26	Statement describing eligibility for the Group Life Insurance Plan for directors who are not salaried employees of Nortel Networks Corporation (filed as Exhibit 10.10 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.27	Resolutions of the Board of Directors of Nortel Networks Corporation dated May 25, 2000, related to the payment of directors fees (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.28	Resolutions of the Board of Directors of Nortel Networks Limited dated December 17, 1993, as amended by resolutions of the Board of Directors of Nortel Networks Limited dated February 29, 1996, providing for retirement compensation of directors who are not salaried employees of Nortel Networks Limited or its subsidiaries (filed as Exhibit 10.13 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.29	Agreement between a director of Nortel Networks Limited and Nortel Networks Limited dated May 13, 1999, setting forth the arrangements with respect to his serving as non-executive Chairman of the Board of Nortel Networks Limited (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

*	Incorporated by reference.

Exhibit
Number	Description

*10.30
Resolution of the Board of Directors of Nortel Networks Limited dated May 28, 1999, related to the remuneration of the Chairman of the Board (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

*10.31	Resolutions of the Board of Directors of Nortel Networks Limited dated September 23, 1999, related to the remuneration of the then current Chairman and immediate past Chairman of the Board of Directors of Nortel Networks Limited (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

*10.32	Resolution of the Board of Directors of Nortel Networks Limited dated April 27, 2000, related to the remuneration of the then current and former Chairman of the Board (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.33	Nortel Networks Limited Restricted Stock Unit Plan dated as of January 30, 1997, as amended effective April 29, 1999, September 1, 1999, February 15, 2000, May 1, 2000, and November 15, 2000 (filed as Exhibit 10.17 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.34	Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998 and amended and restated as of May 1, 2000 (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.35	Nortel Networks Corporation 1986 Stock Option Plan as Amended and Restated, as amended effective April 30, 1992, April 27, 1995, December 28, 1995, April 8, 1998, February 25, 1999, April 29, 1999, September 1, 1999, December 16, 1999, and May 1, 2000 (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement on Form S-8 (No. 333-11342)).

*10.36	Nortel Networks Corporation 2000 Stock Option Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement on Form S-8 (No. 333-11876)).

*10.37	Nortel Networks NA Inc., formerly known as Bay Networks, Inc., 1994 Stock Option Plan as Amended and Restated, as amended effective May 1, 2000 (filed as Exhibit 4.3 to Post-Effective Amendment No. 2 on Form S-8 to Nortel Networks Corporation’s Registration Statement on Form S-4 (No. 333-9066)).

*10.38	Nortel Networks/BCE 1985 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.39	Nortel Networks/BCE 1999 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.40	Assumption Agreement between Nortel Networks Corporation and Nortel Networks Limited dated March 5, 2001, regarding the assumption and agreement by Nortel Networks Corporation to perform certain covenants and obligations of Nortel Networks Limited under the Nortel Networks Limited Executive Retention and Termination Plan (filed as Exhibit 10.25 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.41	Nortel Networks U.S. Deferred Compensation Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement on Form S-8 (No. 333-11558)).

*	Incorporated by reference.

Exhibit
Number	Description

*10.42
Agreement dated May 1, 2000 between Nortel Networks Limited, formerly known as Nortel Networks Corporation, and Nortel Networks Corporation, formerly known as New Nortel Inc., with respect to exchange rights attached to the Nortel Networks Limited Cumulative Redeemable Class A Preferred Shares Series 4 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.43	Amendment effective as of July 26, 2001 between Nortel Networks Limited and Nortel Networks Corporation amending the Agreement dated May 1, 2001 between Nortel Networks Limited (formerly known as Nortel Networks Corporation) and Nortel Networks Corporation (formerly known as New Networks Inc.) with respect to exchange rights attached to the Nortel Networks Limited Cumulative Redeemable Class A Preferred Shares Series 4 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

12.	Computation of Ratios.

*18.	Letter of Deloitte & Touche LLP dated August 8, 2001 relating to a change in the methodology of accounting for evaluating the impairment of enterprise level goodwill in accordance with APB 17 from the undiscounted cash flow method to the market value method (filed as Exhibit 18 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

21.	Subsidiaries of the Registrant (see page 73).

23.	Consent of Deloitte & Touche LLP.

24.	Power of Attorney of certain directors and officers.

*	Incorporated by reference.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Nortel Networks Corporation

We have audited the consolidated financial statements of Nortel Networks Corporation and its subsidiaries (“Nortel Networks”) as at December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 1, 2002; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Nortel Networks listed in Item 14. This financial statement schedule is the responsibility of Nortel Networks management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Chartered Accountants

Toronto, Canada
February 1, 2002

Schedule II
Consolidated

NORTEL NETWORKS CORPORATION

Valuation and Qualifying Accounts and Reserves
Provision for Uncollectibles*
(millions of U.S. dollars)

	Balance at	Additions
	beginning of	charged to costs		Balance at end
US GAAP	year	and expenses	Deductions**	of year

Year 2001	$746	$1,498	$761	$1,483
Year 2000	$581	$253	$88	$746
Year 1999	$358	$275	$52	$581

*	Excludes discontinued operations.

**	Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, less recoveries and foreign exchange translation adjustments.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brampton, Ontario, Canada on the 11th day of March, 2002.

NORTEL NETWORKS CORPORATION

By: “Frank A. Dunn” (Frank A. Dunn, President, Chief Executive Officer, and Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 2002.

Signature	Title

Principal Executive Officer

“Frank A. Dunn” (FRANK A. DUNN)	President, Chief Executive Officer, and Chief Financial Officer, and a Director

Principal Financial Officer

“Frank A. Dunn” (FRANK A. DUNN)	President, Chief Executive Officer, and Chief Financial Officer, and a Director

Principal Accounting Officer

“Douglas C. Beatty” (DOUGLAS C. BEATTY)	Controller

Directors:

J.J. BLANCHARD* (J.J. BLANCHARD)	W.A. OWENS* (W.A. OWENS)

R.E. BROWN* (R.E. BROWN)	J.A. ROTH* (J.A. ROTH)

J.E. CLEGHORN* (J.E. CLEGHORN)	G. SAUCIER* (G. SAUCIER)

L.Y. FORTIER* (L.Y. FORTIER)	S.H. SMITH, JR.* (S.H. SMITH, JR.)

R.A. INGRAM* (R.A. INGRAM)	L.R. WILSON* (L.R. WILSON)

By:* “DEBORAH J. NOBLE” (DEBORAH J. NOBLE, as attorney-in fact)

Exhibit 21

Subsidiaries of the Registrant

     Significant subsidiary companies of the Registrant at December 31, 2001, were:

		Percentage
		ownership
		of common
	Organized under the	shares held by
	laws of	Registrant

Alteon WebSystems, Inc.	State of Delaware	100
Nortel Networks Inc.	State of Delaware	100
Nortel Networks Limited	Canada	100
Nortel Networks Optical Components (Switzerland) AG	Switzerland	100