Form 10-K
period 2002-12-31
NORTEL NETWORKS CORP
filed 2003-03-10
CIK 72911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to _________________

Commission file number 001-07260

Nortel Networks Corporation
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

8200 Dixie Road, Suite 100, Brampton, Ontario, Canada (Address of principal executive offices)	L6T 5P6 (Zip Code)

Registrant’s telephone number including area code: (905) 863-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares without nominal or par value 4.25% Convertible Senior Notes Due 2008	New York Stock Exchange New York Stock Exchange

The common shares are also listed on the Toronto Stock Exchange in Canada

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ✓          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ✓          No

At February 28, 2003, 3,851,077,984 common shares of Nortel Networks Corporation were issued and outstanding. Non-affiliates of the registrant held 3,848,471,933 common shares having an aggregate market value of $8,274,214,655.95 based upon the last sale price on the New York Stock Exchange on February 28, 2003, of $2.150 per share; for purposes of this calculation, shares held by directors and executive officers have been excluded.

Listed hereunder is the document to be incorporated by reference and the Parts of the Form 10-K into which the document will be incorporated:

Document	Part of Form 10-K
Proxy circular and proxy statement to be delivered to shareholders in connection with the annual and special meeting of shareholders to be held on April 24, 2003, to be filed pursuant to Regulation 14A on March 10, 2003. Such incorporation by reference specifically shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K	Part III — Item 10 — Directors and Executive Officers of the Registrant
Part III — Item 11 — Executive Compensation
Part III — Item 12 — Security Ownership of Certain Beneficial Owners and Management (excluding information contained under the heading “Equity Compensation Plan Information”)
Part III — Item 13 — Certain Relationships and Related Transactions

PART I
ITEM 1. Business
Overview
Developments in 2002
Networking solutions
Wireless Networks
Enterprise Networks
Wireline Networks
Optical Networks
Sales and distribution
Product standards, certification and regulation
Sources and availability of materials
Seasonality
Strategic alliances, acquisitions and minority investments
Research and development
Intellectual property
Employee relations
Environmental matters
Financial information by operating segment and product category
Financial information by geographic area
Working capital
Risk factors
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 4A. Executive Officers and Certain Other Non-executive Board Appointed Officers of the Registrant
PART II
ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Dividends
Canadian Tax Matters
Sales of Unregistered Securities
ITEM 6. Selected Financial data (unaudited)
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business overview
Developments in 2002
Developments in 2003
Results of operations — continuing operations
Results of operations — discontinued operations
Application of critical accounting policies
Liquidity and capital resources
Off-balance sheet arrangements, contractual obligations and contingent liabilities and commitments
Market risk
Legal proceedings
Environmental matters
Forward-looking statements
Recent pronouncements
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
ITEM 8. Consolidated Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
Equity compensation plan information
ITEM 13. Certain Relationships and Related Transactions
ITEM 14. Controls and Procedures
Evaluation of disclosure controls and procedures
Changes in internal controls
PART IV
ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
ITEM 16. Principal accountant fees and services
SIGNATURES
CERTIFICATIONS

PART I
ITEM 1.	Business	1
	Overview	1
	Developments in 2002	2
	Networking solutions	2
	Wireless Networks	3
	Enterprise Networks	7
	Wireline Networks	11
	Optical Networks	14
	Sales and distribution	17
	Product standards, certification and regulation	17
	Sources and availability of materials	18
	Seasonality	19
	Strategic alliances, acquisitions and minority investments	19
	Research and development	19
	Intellectual property	20
	Employee relations	21
	Environmental matters	22
	Financial information by operating segment and product category	22
	Financial information by geographic area	22
	Working capital	22
	Risk factors	22
ITEM 2.	Properties	23
ITEM 3.	Legal Proceedings	24
ITEM 4.	Submission of Matters to a Vote of Security Holders	24
ITEM 4A.	Executive Officers and Certain Other Non-executive Board Appointed Officers of the Registrant	24

PART II
ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	26
	Securities authorized for issuance under equity compensation plans	26
	Dividends	27
	Canadian tax matters	27
	Sales of unregistered securities	28
ITEM 6.	Selected Financial Data (Unaudited)	29
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
	Business overview	30
	Developments in 2002	30
	Developments in 2003	32
	Results of operations — continuing operations	33
	Results of operations — discontinued operations	45
	Application of critical accounting policies	46
	Liquidity and capital resources	51
	Off-balance sheet arrangements, contractual obligations and contingent liabilities and commitments	58
	Market risk	60
	Legal proceedings	61
	Environmental matters	61
	Forward-looking statements	62
	Recent pronouncements	75
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	75
ITEM 8.	Consolidated Financial Statements and Supplementary Data	76
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77

i

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT, THE GLOBEMARK, BAYSTACK, CALLPILOT, CONTIVITY, DMS, EPICON, MERIDIAN, NORSTAR, OPTERA, PASSPORT, PERIPHONICS, PRESIDE, SHASTA, SUCCESSION and UNIVERSAL EDGE are trademarks of Nortel Networks.

ALTEON is a trademark of Alteon WebSystems.

CDMA2000 is a trademark of the Telecommunications Industry Association

CDMAONE - design mark is a trademark of the CDMA Development Group, Inc.

CLARIFY is a trademark of Amdocs Software Systems Limited.

JUNGLEMUX is a trademark of GE Industrial Systems Technology Management Inc.

MICROSOFT and WINDOWS XP are trademarks of Microsoft Corporation.

MOODY’S is a trademark of Moody’s Investor Services, Inc.

S&P 100, S&P 500 and STANDARD AND POOR’S are trademarks of The McGraw-Hill Companies, Inc.

ii

PART I

ITEM 1.     Business

Overview

     Nortel Networks Corporation is an industry leader and innovator focused on transforming how the world communicates and exchanges information. We supply products and services that support the Internet and other public and private data, voice and multimedia communications networks using wireline and wireless technologies, which we refer to as “networking solutions”. Our networking solutions generally bring together diverse networking products from our various product families, and related services, to create either a customized or “off the shelf” solution for our customers. Our business consists of the design, development, manufacture, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. A substantial portion of Nortel Networks has a technology focus and is dedicated to research and development. This focus forms a core strength and a factor differentiating us from many of our competitors. We envision an information society where people will be able to connect and interact with information and with each other instantly, simply and reliably, seamlessly accessing data, voice and multimedia communications services and sharing experiences anywhere, anytime.

     Our networking solutions include network equipment, software and other technologies that enable local and long-distance communications companies, wireless service providers, cable multiple system operators and other communications service providers to provide their customers with services to communicate locally, regionally or globally through the use of data, voice and multimedia communications.

     Also, our networking solutions provide enterprises such as large and small businesses, governments, educational institutions and other organizations, with the ability to communicate locally or globally within their organization and with other organizations and individuals through the use of data, voice and multimedia communications. We are focused on providing high-performance networking solutions that transform the way people and companies communicate and conduct business.

     During the third quarter of 2002, we changed the way we managed our business to streamline and focus more directly on our customers in our four core business areas. We now conduct business in the following four reportable segments: Wireless Networks; Enterprise Networks; Wireline Networks; and Optical Networks (formerly named Optical Long-Haul Networks). During the second quarter of 2002, we shifted the accountability for the metro optical portion of Metro and Enterprise Networks (now split into Enterprise Networks and Wireline Networks) into Optical Networks. We refer you to the descriptions of Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks below. All financial information has been restated to reflect these re-organizations. For financial information by reporting segment and product category, see “Segmented information” in note 5 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Segment revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The Company’s principal executive offices are located at 8200 Dixie Road, Suite 100, Brampton, Ontario, Canada, L6T 5P6; telephone number (905) 863-0000. The Company was incorporated in Canada on March 7, 2000 under the name New Nortel Inc. On May 1, 2000, the Company participated in a Canadian court-approved plan of arrangement with Nortel Networks Limited (previously known as Nortel Networks Corporation) and BCE Inc., the largest shareholder of Nortel Networks Limited prior to the plan of arrangement. In connection with the plan of arrangement on May 1, 2000:

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

     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge under “Investor Relations” on our website at www.nortelnetworks.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the United States Securities and Exchange Commission. Information contained on our website is not incorporated by reference into our annual report on Form 10-K.

Developments in 2002

     In 2002, the telecommunications industry continued to experience significant adjustment which began in 2001. Industry demand for networking equipment continued to decline in response to the ongoing industry adjustment, economic downturn and to the related tightening in the global capital markets. As a result of the continued industry adjustment, the business marketplace has changed. Excess network capacity still exists as a result of the pace of new network construction and strong economic growth in 1999 and 2000 and due to the financial difficulties of a number of communications service providers around the world. In 2002, the industry also experienced continuing consolidation.

     Our customers continued to focus in 2002 on conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks. Customers are no longer building new networks in anticipation of market demand but are waiting until actual end user demand warrants such increased network capacity. Enterprises and service providers are focused on conservative capital spending that can reduce their costs, provide new revenue growth and maximize their return on invested capital. As a result, capital spending by enterprises and service providers around the world continued to decline in 2002.

     In response to the ongoing industry adjustment, we engaged in a number of activities in 2002 to further streamline our operations and activities around our four core businesses and to strengthen our financial position. Some of our activities in 2002 included:

•	realignment of Optical Networks, including the sale of certain optical components assets;
•	restructuring, including additional workforce reductions and asset writedowns;
•	equity offerings during the second quarter; and
•	expiration and termination of certain of our credit facilities and amendments to our security agreements.

     As a result of these initiatives, we have made substantial progress in reducing our costs and creating a business model that we believe is better aligned to the current state of our industry. For information on these and other developments in 2002, see “Special charges” in note 6, “Divestitures, closures and acquisitions” in note 9, “Long-term debt and credit facilities” in note 10 and “Capital stock” in note 14 of the accompanying consolidated financial statements and “Developments in 2002” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Networking solutions

     Our networking solutions include network equipment, software and other technologies that enable communications through the use of data, voice and multimedia networking. In our industry, networking refers to:

•	the connecting of two or more communications devices, such as telephones for voice communications and personal computers for data communications, across short or long distances to create a “network”;
•	the connecting of two or more networks; or
•	the connecting of equipment used in a network.

     A telecommunications network generally consists of network access equipment, network transport equipment and core networking equipment.

Network access

     Network access refers to the portion of a network that runs from an end user to the network access equipment that resides in locations between the end user’s site and the interior or “core” areas of a network. For our network access solutions, we refer you to each of our segment descriptions below.

Network transport

     Network transport refers to the portion of a network that runs from network access equipment to core networking equipment, or from core networking equipment in one location to core networking equipment in another location. Network transport may be over wireline cabling (fiber optic, copper wire or coaxial), or over wireless radio signals transmitted through the air between locations using antennas. The most common method for long-distance network transport is optical networking, which uses light waves to transmit communications signals through fiber optic cables. Network transport by wireless radio signals is also known as digital radio transport, which we do not offer as part of our products and services. For our optical transport products, we refer you to our “Optical Networks” description below.

Core networking

     Core networking refers to the apparatus and workings of the interior areas of a network. Core networking equipment directs, routes or “switches” the data, voice and multimedia communications signals from one part of the network to another. Core networking uses either packet-based networking or circuit networking. Packet-based networking involves the partitioning of a data, voice or multimedia communications signal into pieces, or “packets”, that are directed or routed through the network independently and then re-assembled at the destination. This enables large numbers of communications signals to be directed or routed simultaneously and more efficiently than in circuit networking, which requires a separate network circuit to be maintained for each communications signal for the duration of the transmission. For our core networking solutions, we refer you to each of our segment descriptions below.

Wireless Networks

Products

     Wireless networking, also known as mobility networking, refers to communications networks that enable end users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones and personal digital assistants. These networks use specialized network access equipment and specialized core networking equipment that enable an end user to be connected and identified when not in a fixed location. The technology for wireless communications networks has evolved and continues to evolve, through various technology “generations”.

•	First generation (1G) wireless technology refers to analog wireless communications networks based on circuit switching technology that are limited to voice communications.

•	Second generation (2G) wireless technology refers to digital wireless communications networks based on circuit switching technology with modest data transmission capabilities.

•	Third generation (3G) wireless technology refers to digital wireless communications networks based on packet networking technology with voice, high-speed data and multimedia transmission capabilities.

     Our existing wireless solutions span second and third generation wireless technologies and most major global digital standards for mobile networks. The majority of wireless communications networks existing today are based on 2G wireless technologies. However, 3G networks have been launched in several regions. There are several main international standards for wireless communications networks.

•	Time Division Multiple Access (TDMA) is a 2G wireless standard supported mainly in the United States, Canada and the Caribbean and Latin America region, or CALA, that uses timeslots within a radio frequency channel to separate users’ conversations.

•	Code Division Multiple Access (CDMA) is a 2G wireless standard, also known as cdmaOne, supported in each geographic region. CDMA uses codes, much like encryption, to distinguish one call from another, with all calls in a given cell transmitted over the entire range of radio frequencies assigned to the network operator within the cell. CDMA networks based are evolving to 3G according to the CDMA 36 1xRTT (single channel (1x) Radio Transmission Technology) standard, also known as cdma2000, for voice and high-speed data mobility. CDMA 3G 1xEV-DO (EVolution Data Only) and CDMA 3G 1xEV-DV (EVolution Data and Voice) are extensions of CDMA 3G standards for high speed wireless networks for data, voice and multimedia communications.

•	Global System for Mobile communications (GSM) is a 2G wireless standard supported all over the world that, like TDMA, uses time slots within a specified radio frequency channel to distinguish one call from another. GSM networks are evolving to carry data, as well as voice, with the introduction of General Packet Radio Standard (GPRS). GPRS is viewed as a “2.5G” technology that provides faster and therefore increased data transmission capabilities. Enhanced Data Rates for Global Evolution (EDGE) is a further evolution of GSM systems to support higher data speeds. In addition to higher data speeds, EDGE provides increased voice capacity for existing GSM operators.

•	Universal Mobile Telecommunications System (UMTS) is an emerging standard for 3G networks based on Wideband CDMA (WCDMA) technology. UMTS combines WCDMA-based radio access with packet switching technology to yield high capacity, high speed wireless networks for data, voice and multimedia communications.

     We offer a broad portfolio of solutions for wireless communications networks. Our wireless networking products support the TDMA, CDMA/CDMA 3G, GSM/GPRS/EDGE and UMTS standards. We also offer a range of related professional services to our customers, including: network design and engineering services; installation services; network optimization services; network operation services; and technical operations and maintenance services.

Network access

     Radio network access equipment uses radio waves to provide wireless access to the subscriber’s hand held device, enabling the wireless subscriber to connect to the network to send and receive data, voice and multimedia communications. The key network elements in radio access are base station transceivers and base station controllers. As a mobile subscriber moves away from the area covered by a base station transceiver, also known as a cell site, the subscriber will lose the call unless an adjacent cell site provides the coverage. This requires that an active wireless call be transferred from one cell to another cell without breaking or disconnecting the call in progress, also known as a “hand-off”. Base station transceivers and base station controllers work together with core networking equipment to perform a call hand-off. We offer our customers a wide range of base station transceivers and base station controllers for TDMA, CDMA/CDMA 3G, GSM/GPRS/EDGE and UMTS standards. The base stations are available in the common frequency spectrum bands that are assigned to mobile communications and support a wide variety of network requirements, including metropolitan and dense urban networks. These are generally available in micro, macro and mini base station transceiver packages and are available in both outdoor and indoor versions of base station transceivers. We do not manufacture or sell cellular phones.

•	Our CDMA base station transceivers support CDMA 2G (IS-95) and CDMA 3G transmission standards. Many of our customers have already deployed CDMA 3G base station transceivers that support 1xRTT and are upgradeable to support emerging CDMA 3G 1xEV-DO and CDMA 3G 1xEV-DV standards in the future.

•	Our GSM base station products support wireless service providers with licensed radio spectrum and can be upgraded to support GPRS.

•	Our UMTS Access Network radio network access equipment is now available for commercial deployment.

Core networking

     Core networking equipment directs, routes or “switches” communications signals within a service provider’s wireless communications network. The primary functions of core networking equipment in wireless communications networks are: identifying and authenticating the called party; locating the called party; directing the call through the system;

and generating call detail records for billing purposes. The key network elements in the core part of a wireless communications network are mobile switching centers and home location registers.

•	Mobile switching centers direct or “switch” data, voice and multimedia communications signals from one network circuit to another. Mobile switching centers also support advanced voice services like 3-way calling, calling party number/name delivery, call holding and call redirection. Mobile switching centers work in conjunction with adjunct systems like voice mail systems, short message service centers and multimedia messaging systems to provide voice, text and multimedia messaging services.

•	A home location register is a database that contains permanent subscriber data, such as provisioning and service information and dynamic information, such as the wireless handset’s current location.

     We offer mobile switching centers and home location registers that support TDMA, CDMA/CDMA 3G, GSM/GPRS/EDGE and UMTS core networks. Our GPRS core network portfolio includes Serving GPRS Support Node and Gateway GPRS Support Node. Our Serving GPRS Support Node, which connects the GPRS “backbone” network to the base station transceiver and the home location register, registers and tracks mobile users and delivers data communications to cellular phones and other mobile devices in a given service area. Our GPRS Gateway Support Node routes data communications and connects the GPRS backbone network to external data networks. Our UMTS 3G core networking equipment, including our UMTS Serving Support Node and our UMTS Gateway Support Node, are commercially available. Our 3G product portfolio reuses the same platforms used in 2G and 2.5G products, providing significant investment protection for our customers.

Product development

     Our wireless networking products in development include the next evolution of our CDMA 3G products, our GSM/GPRS/EDGE products and our UMTS products.

•	Our CDMA 3G 1xRTT products are generally available and have been deployed in several commercial networks in all our geographic regions. Our CDMA 3G 1xEV-DO product is undergoing commercial trials in the United States and Brazil. We are currently working with the various standards bodies to finalize the specifications for CDMA 3G 1xEV-DV.

•	There are several GSM/GPRS/EDGE products that are being developed to allow GSM operators to offer higher data rates on existing GSM spectrum allocations. We successfully completed customer trials of Adaptive MultiRate (AMR) base station transceivers in the second half of 2002. AMR provides higher spectral efficiency to support more customers on the same network.

•	The enhanced version of our GSM base station controller, the GSM BSC e3, is currently in development. We have been shipping EDGE hardware ready base station transceivers since the second quarter of 2002, and we are currently developing EDGE software.

•	Our UMTS radio network access and core networking products are currently being tested for commercial launch by several operators in the Europe, Middle East and African region, or EMEA.

Markets

     The original wireless communications networks were built using 1G analog technology. In the early 1990s, advanced 2G digital technology based systems, including TDMA, CDMA and GSM, were introduced. Over the next couple of years, we expect most of the remaining analog wireless networks to migrate to digital technologies.

•	Wireless service providers operating TDMA networks, a mature technology, are expected to migrate to either GSM/GPRS/EDGE or CDMA/CDMA 3G systems based on their business strategies.

•	Many CDMA operators have already upgraded their network to support CDMA 3G technology that provides higher data speeds and increased voice capacity. These networks are expected to evolve to CDMA 3G 1xEV-DO and CDMA 3G 1xEV-DV standards to further increase data speeds and voice capacity.

•	Since the beginning of 2000, many wireless service providers have been upgrading their GSM networks to GPRS. The upgrade to EDGE is expected to occur over the next several years, and is viewed by many operators as 3G. GSM will continue to be an important standard for the United States, Canada and developing countries.

•	Certain operators in EMEA and the Asia Pacific region have either launched or announced their intention to launch 3G networks based on UMTS technology.

     There are two key aspects to the migration from 2G wireless communications technologies to 2.5G and 3G wireless communications technologies. The first is that all current 3G technologies, including CDMA 3G and UMTS are based on spread spectrum technology. The second is that the migration from 2G to 2.5G and 3G technologies is largely based on a transition from circuit switching technologies in 2G core networks to packet-based networking technologies in 3G core networks. We believe that our extensive experience in deploying CDMA wireless communications networks, combined with our expertise in packet-based networking for wireline networks, will be a competitive strength during the migration from 2G wireless communications networks to 2.5G and 3G wireless communications networks. However, the timing of this migration has become increasingly difficult to predict as a result of the complexities and potential for delays in implementation of 3G network deployments.

     We anticipate that demand for wireless networking equipment will be driven primarily by the growth of 2.5G and 3G wireless networking systems. Several commercial CDMA 3G networks have been launched in the United States, Canada, CALA and the Asia Pacific region. GPRS networks have already been launched in EMEA, the Asia Pacific region, the United States and Canada. In addition, several existing operators are planning to upgrade their networks to EDGE to support higher data rates. While the first launches did take place in EMEA and the Asia Pacific region, the timing of UMTS network deployments remains uncertain, generally due to delays in UMTS hand set availability as a result of technology issues, the high license fees and continued financial difficulty of certain UMTS wireless service providers.

     In the United States and Canada, usage rates of wireless communications services continue to increase, and we anticipate that capital spending decisions by wireless service providers will be driven by capacity requirements, new wireless subscribers, increased use of wireless devices for Internet access and technology migration from 2G wireless technologies to 2.5G and 3G wireless technologies. We also anticipate that the migration from 2G to 2.5G and 3G wireless will be driven by CDMA 3G 1xRTT deployment for CDMA-based networks, and by GPRS and UMTS deployment for GSM and TDMA-based networks. However, the timing of this migration is uncertain given the ongoing industry adjustment.

     Within EMEA, wireless subscriber growth has slowed dramatically over the last two years in many Western European countries, largely due to very high wireless subscriber penetration levels. However, other parts of EMEA continue to grow their subscriber base due to the lower market penetration for wireless services. Investment decisions by wireless service providers in Western Europe are being driven by anticipated growth in wireless data communications services. As a result, infrastructure spending in Western Europe is currently primarily driven by the migration from GSM to GPRS and UMTS technologies, and the associated migration from circuit switching technologies to packet-based networking technologies. However, many wireless service providers in Europe have delayed new 3G investments as a result of financing constraints as well as the significant debt incurred to obtain government licenses for 3G wireless networks.

     In the Asia Pacific region, we anticipate that capital spending by wireless service providers will be driven by the migration to 3G technologies in Japan and Korea, and by continued growth in wireless subscribers in the People’s Republic of China, or China. Growth in China may be further driven by anticipated new national licenses for 3G, and a CDMA 3G network build-out by China Unicom. Many countries in South and South East Asia have very low wireless subscriber penetration levels, and are expected to experience increased wireless subscriber growth over the next five years. India is also anticipated to be a major wireless infrastructure market in the next five years.

     In CALA, our customers’ wireless subscriber base has continued to grow in 2002, largely due to the popularity and increased affordability of wireless communications services. In Brazil, capital spending by service providers has begun to shift from wireline communications networks to wireless communications networks.

     For a discussion of important trends in Wireless Networks, see “Results of operations — continuing operations — Wireless Networks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers

     Our Wireless Networks customers are wireless service providers, and their customers are the subscribers for wireless communications services. The top 20 global wireless service providers collectively account for a majority of all wireless subscribers around the world. We are currently focused on increasing our market presence among the top global wireless service providers. We expect to see the continued consolidation of wireless service providers, particularly in light of the large UMTS 3G license fees paid by wireless service providers in EMEA, and the large capital investments they must make to build their 3G wireless networks. None of our Wireless Networks customers represented more than 10 percent of Nortel Networks consolidated revenues in 2002.

Competition

     Our major competitors in the global wireless infrastructure business have traditionally included Telefonaktiebolaget LM Ericsson, Lucent Technologies Inc., Motorola, Inc., Siemens Aktiengesellschaft and Nokia Corporation. Nokia and Siemens compete in the sale of GSM and UMTS equipment, whereas Lucent competes in the sale of CDMA and TDMA equipment. Motorola is a competitor in the sale of GSM, UMTS and CDMA radio network access equipment. Ericsson competes in the sale of equipment for all of the major wireless communications technologies. More recently, Samsung Electronics Co., Ltd. has emerged as a competitor in the sale of CDMA systems, and Huawei Technologies Co., Ltd. has emerged as a competitor for GSM in China and many other developing countries. The primary global factors of competition for our Wireless Networks products include:

•	technology leadership, product features and availability;
•	product quality and reliability;
•	conformity to existing and emerging regulatory and industry standards;
•	warranty and customer support;
•	price and cost of ownership;
•	provision of customer financing;
•	interoperability with other networking products;
•	network management capabilities;
•	traditional supplier relationships, particularly in EMEA and the Asia Pacific region; and
•	regulatory certification.

     We intend to continue to compete with our traditional competitors as the global market for wireless networking equipment migrates to 3G technologies. We also expect newer competitors, such as NEC Corporation and Matsushita Electric Industrial Co., Ltd. (also known as Panasonic), to emerge.

Enterprise Networks

Products

     Our Enterprise Networks portfolio of products provide wireline voice and multimedia communications for our customers. We also provide our customers with related professional services including: strategic planning and network design services; operations planning and consulting services; technology and process outsourcing services; network applications and network content services; and installation and ongoing technical support.

Circuit and packet voice solutions

     Our voice portfolio includes a broad range of circuit and packet voice communications solutions. These include circuit to packet convergence systems, combined voice and data interaction solutions, as well as next generation and legacy voice systems.

•	Our enterprise Succession solutions are combined voice and data communications systems for service providers and large enterprises. These solutions are designed to give our customer the ability to support data and large enterprises networking without replacing their existing voice networks, or the ability to add voice services to existing data networks. Our enterprise Succession solutions can be used by customers building new networks, and customers who want to transform their existing voice communications network into a more cost effective packet-based network supporting data, voice and multimedia communications.

•	Our Business Communications Manager is a combined voice and data communications system for branch offices and small to medium-sized businesses that uses both digital and Internet Protocol (IP) technologies. This solution allows migration from an enterprise’s separate voice and data communications infrastructures to a combined next generation Internet-based system. Available applications include voice messaging, cordless phones, contact center software and data communications routing.

•	Our Meridian digital telephone switching systems (Meridian) are designed for small, medium and large commercial enterprises and government agencies. These circuit network telephone systems provide voice communications features, such as voice messaging, call waiting and call forwarding, as well as advanced voice services, multimedia applications and other networking capabilities. Our customers can also configure their Meridian to send voice communications over the Internet with our Internet Telephony Gateway products and our i2004/i2050 Internet telephones.

•	Our remote office portfolio contains a combination of products that allow remote users, whether individuals at home or groups of employees in small offices, to access the full complement of Meridian features.

•	Our Norstar digital telephone switching systems are designed for small to medium-sized businesses and branch offices of large organizations. These circuit networking telephone systems can be configured with a suite of applications, such as voice messaging, cordless phones, contact center software and interactive voice response systems.

•	Our customer contact and voice portal solutions provide the means for enterprises to do business with their customers consistently regardless of where they are located, the time or whether they interact over the telephone or Internet. Our solutions include our:

—	Periphonics interactive voice response systems that automate functions often conducted by a company’s telephone agents. Our interactive voice response systems answer the telephone, greet callers, offer menu options and provide information to the caller in a consistent, accurate manner. These systems use advanced speech recognition systems to allow a caller to interact with the system by orally responding to questions or prompts presented to the caller by the system.

—	Symposium call center portfolio of products that provide call center solutions for small, medium and large organizations. Our Symposium call center solutions can provide either a standard circuit–switched voice system or an Internet-based call center solution.

—	CallPilot, which is a unified messaging tool that utilizes speech recognition and Transmission Control Protocol/IP digital networking to give complete access and total control of facsimile, e-mail and voice messages. Using simple voice commands like “play” or “print”, a user can remotely manage their multimedia communications over the telephone. The user can print facsimiles, store or delete voice messages and more by simply speaking.

Data networking and security solutions

     We offer a broad range of data networking (packet switching and routing) and security solutions for our customers. Our packet switching and routing systems include data switching systems, aggregation products, virtual private network gateways and routers.

•	Our Alteon Web products provide data switching designed to allow service providers and enterprises to provide Internet data security, to manage and prioritize the Internet content that is provided to end users, and to balance the amount of communications traffic on multiple Internet servers.

•	Our Baystack and Business Policy Switch 2000 portfolio is a series of high performance packet switches for our enterprise customers’ small to large local area networks that use the Ethernet, a standard computer networking protocol for local area networks. These switching systems are designed to allow the prioritization of communications traffic to ensure network integrity for certain applications, such as systems for voice communications over the Internet.

•	Our Passport family of multi-service switching products offers high-speed, high-capacity data switching to support a wide range of data communications technologies, including multi-protocol label switching, asynchronous transfer mode, IP and frame relay services. These products are also key components of our Succession solution voice over packet applications and IP virtual private network services. Our Passport Ethernet Routing Switch delivers IP routing and switching.

•	Our Bay router portfolio is a family of routers that work with a variety of data networking protocols to offer expandable, contractible and cost-effective connections for use in our enterprise customers’ local area networks, campus networks and wide area networks. These solutions use the IP standard to route data communications traffic from one corporate site to another within an enterprise’s network.

•	The Contivity Secure IP Services Gateways (Contivity) are a family of products delivering security and IP services in a single integrated platform. IP services including IP routing, virtual private networks, firewall applications, policy management and Quality of Service services, which normally would require several different devices, are provided by a single Contivity device. Designed for enterprise networks, Contivity leverages the cost advantages of the Internet while providing secure communications across the public IP infrastructure.

Product development

     We are currently focused on developing products that support the continuing evolution of voice and data communications systems toward converged or combined voice and data networks including:

•	The development of a communication server for enterprise multimedia exchange, a Succession product that will provide the capability to deliver multimedia applications and enhanced networking capabilities.

•	Additions to our applications in our Succession products to allow integration of voice over IP with voice extensible markup language and Microsoft Windows XP and the development of new integrated voice recognition speech products offering expanded scalability and functionality.

•	New developments in data networking with our BayStack Layer 2 switches that will deliver resiliency and Quality of Service capabilities and Power over Ethernet to provide network connectivity and power to devices over the same line, along with the development of the next generation Alteon Web platform which will feature higher performance, scalability (i.e. the ability to grow a service or capability with incremental cost) and integrated applications.

•	Enhancements to our security portfolio including the new Alteon SSL and Web Switching products and a new high-end Contivity product, which is in development scheduled for launch in 2003.

•	Enhanced capabilities in our Passport 8600 version 3.3 software, delivering 10 Gigabit Ethernet on either local area network or wide area network platforms that will feature improved scaling, multicast and resilience for better overall performance.

Markets

     We offer Enterprise Networks products to enterprises around the world. With the growth of voice and data communications over the public telephone network, the public Internet and private voice and data communications networks, there is an increasing opportunity to converge disparate networks towards a single, high performance network that can support most types of communications traffic and applications.

     We believe that in order to meet the growing demand for increased capacity at lower per-minute rates, enterprises will transition their digital circuit-based voice communications to more cost effective packet-based technologies. As a result, we anticipate growth in demand for packet-based networking equipment that supports the convergence of data, voice and multimedia communications over a single communications network and that provides greater network capacity, reliability, speed, quality and performance. However, the timing of this progression is unclear given the continuing industry adjustment and reduction in our enterprise customers’ spending.

     Based on the uncertainty in today’s political environment, network security and resiliency has become a significant focus for enterprise customers worldwide. Globally, enterprise customers continue to invest in equipment for their communications networks, primarily for network security and resiliency, for voice over IP and for virtual private networks. In the United States and Canada, enterprise customers are investing in voice over IP as they transition from legacy voice products to our enterprise Succession products. Our enterprise Succession products enable this conversion from voice communication networks to packet-based networks supporting data, voice and multimedia communications. In EMEA, our customers are beginning to invest in new technology such as voice over IP. In the Asia Pacific region, Enterprise Networks customers are continuing to invest in networking equipment to improve the connections among their regional sites and branch offices. In CALA, enterprises are continuing to drive demand for networking equipment that supports the growing use of the Internet in the region.

     For a discussion of important trends in Enterprise Networks, see “Results of operations — continuing operations — Enterprise Networks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers

     We offer our products and services to a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational institutions and utility organizations. Key industry sectors for our business customers include the telecommunications, high-technology manufacturing and financial services sectors. We also serve customers in the healthcare, retail, hospitality, services, transportation, governments and other industry sectors. We are currently focused on increasing our market presence with enterprise customers. In particular, we intend to focus on leading enterprise customers with high performance networking needs. Certain of our service provider customers also act as a distribution channel for our Enterprise Networks sales and include incumbent local telephone companies, competitive local telephone companies and system integrators. None of our Enterprise Networks customers represent more than 10 percent of Nortel Networks consolidated revenues in 2002.

Competition

     Our principal competitors in the sale of our Enterprise Networks solutions to enterprises are Cisco Systems, Inc., Avaya Inc., Alcatel S.A. and Siemens. Avaya is our largest competitor in the sale of voice equipment while Cisco is our largest competitor in the sale of data networking equipment to enterprises. We also compete with smaller companies that address specific niches, such as Foundry Networks, Inc., Extreme Networks, Inc., Enteresys Networks, Inc., 3Com Corporation in Internet-based voice communications solutions and Genesys Telecommunications Laboratories, Inc. in call centers. We expect competition to remain intense enterprises look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs. The principal global factors of competition in the sale of our Enterprise Networks products include:

•	technology leadership product features and availability;
•	product quality and reliability;
•	conformity to existing and emerging regulatory and industry standards;
•	sales distribution and channel marketing strategy;
•	warranty and customer support;
•	price and cost of ownership;
•	interoperability with other networking products;
•	installed base of product; and
•	alternative solutions offered to enterprises by service providers.

     The principal competitive factors for the sale of our products to enterprises also include the leveraging of existing customer-supplier relationships and the availability of distribution channels.

Wireline Networks

Products

     Our wireline portfolio addresses the demand by our service provider customers for cost efficient data, voice and multimedia communication solutions. Our converged wireline solutions, including related professional services, simplify network architectures bringing voice, video, data and emerging broadband applications for revenue generating services together on one easy-to-manage packet network.

Circuit and packet voice solutions

     We are a leader in the development and deployment of highly scalable circuit switched and secure voice over packet solutions such as voice over IP for wireline and wireless service providers around the world. Our voice over packet solutions offer service providers and cable multiple system operators sustainable operating and capital cost reduction, new revenue opportunities, as well as high levels of reliability and network resiliency.

•	Our wireline Succession solutions are voice over packet network solutions for service providers. Succession provides the complete range of voice over packet solutions, including local, toll, long-distance, operator services and international gateway capabilities and enables voice applications to run on the new multi-services packet network. Succession solutions leverage more efficient packet-based, as opposed to circuit-based technologies, which drive reduced capital and operational costs for service providers and provide a platform for the delivery of new, revenue-generating services, such as Centrex IP and voice over IP virtual private networks.

•	Our Wireline Interactive Multimedia Server (IMS) is a Session Initiation Protocol (SIP) based application server. SIP is a standard protocol for initiating an interactive user session that involves multimedia elements such as video, voice, chat, gaming and virtual reality. IMS works as a stand-alone solution or in conjunction with our Digital Multiplex System (DMS) or our Succession solutions to provide advanced packet voice and multimedia capabilities to service providers. Using IMS, our customers can deploy new, enhanced multimedia services, including video, collaboration and personal agent services. Personal agent services allow a user to customize their communications by selecting the medium over which they wish to receive a particular message such as wireline or wireless telephony, e-mail and instant messaging by setting screening criteria such as time of day and day of week, month or year.

•	Our DMS is a family of digital, circuit-based telephone switches that provide local, toll, long-distance and international gateway capabilities for service providers and includes Directory and Operator Services for our customers in the United States and Canada. Our DMS systems enable service providers to connect people making local and long-distance telephone calls. Our DMS systems also provide for a broad range of service capabilities, including revenue-generating features such as caller identification and call waiting that are offered to the service providers’ residential and business customers. Our DMS family of products can evolve to Succession solutions.

     These products work alone or in combination with each other to provide traditional voice services, advanced packet voice services and multimedia services to service providers around the world.

Data networking and security solutions

     We offer a wide range of data networking (packet switching and routing) solutions to our service provider customers. The Passport family of multi-service wide area network switches and the Shasta Broadband Service Node enable our service provider customers to offer connectivity solutions and high value services to both enterprises and residential customers. The connectivity solutions include access services such as: frame relay; Asynchronous Transfer Mode (ATM); digital subscriber line; and Internet access. High-value services such as IP virtual private networks connect enterprise sites and remote users. As well, they provide enhanced network capabilities, such as network security, network address translation and class of service, that enable service providers to offer a wide range of networking services beyond basic connection to the network.

•	Our Passport family of products, which have the ability to combine multiple services on a single platform, provide for reliable packet switching, as well as enabling emerging applications such as wireless packet core networking, radio access network aggregation, IP network aggregation, circuit networking traffic grooming and packet voice gateway applications.

•	Our Shasta Broadband Service Node is designed to give service providers the ability to logically group tens of thousands of residential and business subscribers in order to re-direct them to various IP virtual private networks, and to centrally apply data network services, such as security, firewall applications and class of service, on a per subscriber and/or per application basis. These value-add services also play a key role in enabling next generation communications services, such as those enabled by our Succession voice over packet product portfolio. The Shasta Broadband Service Node supports a wide range of data network access technologies, including standard dial-up over copper telephone wire, digital subscriber line, ATM, wireless, frame relay and coaxial cable technologies.

Product development

     Research and development investments are focused on creating new and improving existing, packet-based residential and business services for wireline and wireless service providers and cable multiple system operators. As well, we continue to develop products that support the evolution of voice and data communications systems toward converged or combined voice and data networks including:

•	Enhancements to our Succession packet voice solutions that will allow service providers to connect any business telephone system, using standard voice over IP protocols, into a common dialing plan with connectivity to the public switched telephone network. Additional enhancements to our packet voice solutions will focus on interoperability with other manufacturers, including gateway and integrated access device manufacturers, as well as on meeting the needs of the Asian and European markets.

•	Enhancements to the Succession IMS that will allow a service provider to offer intelligent multimedia services across any manufacturers’ circuit switches. Additionally, development will focus on increasing the breadth and usability of the Succession IMS applications.

•	Additions to the DMS portfolio that will allow service providers to offer and manage IP voice and multimedia (Centrex IP) services to those businesses that use traditional business telephones as well as to those business that use next generation telephones designed for use in IP networks.

•	The development of a new, lower-capacity, next generation data product as well as enhancements to our existing line of Passport and Shasta data products that will increase capacity and speed.

•	A focus on cable standards compliance to drive revenue from the cable multiple system operator market.

Markets

     With the growth of voice and data communications over the public telephone network, the public Internet and private voice and data communications networks, there is an increasing opportunity to converge disparate networks towards a single, high performance network that can support most types of communications traffic and applications. As data, voice and multimedia communications technologies continue to converge, we anticipate that in the future all communications networks will be able to carry data, voice and multimedia communications effectively, and we anticipate that these networks will use packet-based technologies. Converged voice and data networks also provide an opportunity for service providers to offer new revenue generating services while reducing their ongoing operational costs year over year as they incorporate packet-based technology in their networks. We believe our advantage lies in our ability to transition and upgrade our customers installed base of DMS and Passport solutions to packet-based solutions.

     To meet the growing demand for increased capacity which these new multimedia applications will drive at lower per-minute rates, we anticipate that service providers will transition their digital circuit-based voice communications to more cost effective packet-based technologies. As a result, we anticipate growth in demand for packet-based networking equipment that supports the convergence of data, voice and multimedia communications over a single communications network and that provides greater network capacity, reliability, speed, quality and performance. However, the timing of this convergence is unclear given the continuing industry adjustment and reduction in capital spending by our service provider customers spending.

     We also expect new entrants, such as cable multiple system operators to increase the size of the voice and data market, as well as increase the competitive pressure on established service providers.

     The market for our Wireline Networks products is global. In the United States and Canada, many service providers have focused on reducing their capital spending in response to continuing industry adjustment and economic slowdown. However, service providers are expected over the long term to continue to modernize with packet-based networks and converge voice and data communications networks in order to deploy new revenue generating service offerings. As well, service providers are focused on capital spending that reduces their ongoing operational costs, albeit with emphasis on shorter payback periods. In EMEA, we continue to see market demand for certain networking products including equipment for voice over IP and equipment for virtual private networking. Service providers in EMEA are also focused on reducing their capital spending, and we anticipate that a higher portion of capital spending in 2003 will come from the leading national public telephone companies, as opposed to alternative service providers.

     In the Asia Pacific region, we continue to see market demand for certain networking products including equipment for voice over IP and equipment for virtual private networking. Deregulation in China has created opportunities for new entrants who we anticipate will build-out their networks with packet-based technologies. In CALA, service providers are also focused on reducing their capital spending tempered by the need to increase their revenue generating service offerings.

     For a discussion of important trends in Wireline Networks see “Results of operations — continuing operations — Wireline Networks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers

     We offer our Wireline Networks products and services to a wide range of wireline and wireless service providers around the world. We are focused on increasing our market presence with key global service providers who we currently expect to account for a substantial proportion of service provider capital spending in 2003 and beyond. Our service provider customers include:

•	incumbent local telephone companies (also known as incumbent local exchange carriers and post telegraph and telecommunications companies);
•	competitive local telephone companies (also known globally as competitive local exchange carriers);
•	long-distance telephone companies (also known as interexchange carriers in the United States);
•	wireless service providers;
•	internet service providers; and
•	cable multiple system operators.

     We also offer applicable data networking and security solutions from our Wireline Networks to enterprises for private networking as well as to service providers and system integrators that build, operate and manage networks for their customers such as businesses, government agencies and utility organizations. None of our Wireline Networks customers represented more than 10 percent of Nortel Networks consolidated revenues in 2002.

Competition

     Our principal competitors are large communications companies, such as Cisco, Lucent, Alcatel, and Siemens. In addition, we compete with smaller companies that address specific niches within this market, such as Sonus Systems Limited, BroadSoft, Inc. and Taqua Inc. in packet and Internet-based voice communications solutions, Redback Networks Inc. in aggregation products, as well as Equipe Communications Corporation, Laurel Networks, Inc. and Wavesmith Networks, Inc. in ATM/multi-protocol label switching, multiservice core and edge switching. Certain competitors also are strong on a regional basis, such as ZTE Corporation and Huawei in the Asia Pacific region. Some niche competitors are partnering with larger companies to enhance their product offerings and large communications competitors are also looking for these partnerships or alliances to complete their product offerings. No one competitor is dominant in this market.

The primary global factors of competition for our wireline products include:

•	technology leadership, product features and availability;
•	price and total cost of ownership;
•	ability to create new revenue generating services for service providers and cable multi-system operators;
•	conformity to existing and emerging regulatory and industry standards;
•	installed base of products and customer relationships;
•	network management capabilities;
•	product quality and reliability; and
•	warranty and customer support.

     The competition has increased in intensity given the continued decline in market demand, the substantially reduced availability of capital, the continued consolidation in the service provider industry, and the renewed focus by suppliers on selling to the remaining large service providers with financial resources.

Optical Networks

Products

     Our Optical Networks solutions portfolio addresses the varying communication needs of service providers and enterprises. Optical networks transport data, voice and multimedia communications within and between cities, countries or continents by transmitting communications signals in the form of light waves through fiber optic cables. Optical networking is the most common method for transporting communications signals between the various locations within a service provider’s network and is unmatched for delivering vast amounts of data reliably and cost-effectively with service and bandwidth flexibility and scalability.

     Our optical networking solutions are designed to provide metropolitan, regional and long-haul, high-capacity transport and switching of data, voice and multimedia communications signals. These solutions include photonic Dense Wavelength Division Multiplexing (DWDM) transmission solutions, synchronous optical transmission solutions, optical switching solutions and network management and intelligence software. We also offer our customers a variety of related engineering expertise, installation and support services worldwide.

•	Photonic networking DWDM technology allows multiple light wave signals to be transmitted on the same fiber optic strand simultaneously by using different wavelengths of light to distinguish specific signals, thereby increasing the capacity and flexibility of a network. Our DWDM line systems include optical transmission terminals and optical transmission repeaters. Optical transmission terminals are connected at the ends of the fiber optic cable and send communication signals through this medium using light waves. Optical transmission repeaters are used at locations along fiber optic cables that span long distances to strengthen and reform light wave signals. Our OPTera long-haul DWDM line systems span distances up to 1200 kilometres without the need for optical transmission repeaters and allow the adding and dropping of communication signals at intermediate locations along the route. Our OPTera Metro 5000 metro DWDM series provides market leading protocol and bit rate tolerant scalable multi-service networking solutions within a city or region for up to 200 kilometres.

•	Our synchronous optical transmission systems use traditional optical standards, including the Synchronous Optical Network (SONET) standard, which is the most common standard in the United States and Canada and some countries in the Asia Pacific region, and the Synchronous Digital Hierarchy (SDH) standard, which is the most common standard in EMEA and many other countries. Our synchronous optical transmission equipment includes our next-generation SONET/SDH solutions: the OPTera Metro 4000 family (next-generation SDH); the OPTera Metro 3000 family (next generation SONET); and the OPTera Metro Connect. These solutions deliver a multi-service optical platform that integrates diverse protocols and technology-based services over a cost effective, scalable and reliable converged services network.

•	Our optical switching solutions enable communication signals in optical fibers to be selectively directed or “switched” from one network circuit to another. Our optical switching products provide grooming, aggregation (the efficient re-packing of lower speed signals into higher speed signals to maximize the use of network capacity) and protection of the end users’ communications traffic. These systems focus on delivering cost-efficient solutions to switch large amounts of information between optical transmission systems. Our optical switching products include the OPTera Connect HDX and OPTera Connect DX platforms.

•	Our network management software and intelligence solutions are designed to give our customers the ability to monitor and improve the performance of their networks. Our network management software includes our Preside for Optical end-to-end network management software portfolio which support the functions required for controlling, planning and monitoring the equipment and performance of an optical network, such as predetermined traffic routing, equipment configuration management, fault reporting, connection management, performance management and network security.

     Our Optical Networks solutions enable customers to enhance and transform their networks towards a scalable and reliable network for delivering diverse high speed data and voice connectivity services. Such network transformation will increase deployment of managed broadband services, such as:

•	Optical Ethernet solutions that combine the ubiquity, flexibility and simplicity of the Ethernet network computing protocol with the reliability and speed of optics. Optical Ethernet solutions transport communications signals carrying Ethernet packets in the form of light waves through fiber optic cables between locations within a city or between cities. Our Optical Ethernet solutions:

—	enable service providers to extend Ethernet’s benefits outside of local area networks and sell enterprises Ethernet connectivity services in conjunction with Internet access and other applications made possible due to greater bandwidth; and

—	deliver economical site-to-site connectivity for enterprises through these solutions, which are designed to alleviate the congested and complex metropolitan networking bottleneck created by the wide range of users and services that exist within cities.

•	Optical storage connectivity solutions, which allow the interconnection of data centers for the efficient preservation and sharing of business-critical data to ensure business continuity and disaster recovery.

•	Managed wavelength solutions, which offer multiple protocol and transmission speed networking capability to reliably interconnect business sites.

Product development

     We are committed to providing next generation optical networking systems, including the evolution of our next generation SONET/SDH systems, our metro DWDM systems and our optical long-haul line and terminal solutions.

•	New releases of our OPTera Metro portfolio are under development to enhance the services supported and the efficiency of service implementation.

•	Our OPTera Connect HDX switching system had its first network deployment in 2002 with its first product release and the second release is currently under development to provide additional customer applications.

•	We continue to invest in improving the density, capacity and flexibility of our optical long-haul transmission systems.

     We continue to invest in core technologies, such as efficient service adaptation, aggregation, switching and management that enable our customers worldwide to deploy innovative optical networking services which we believe will lead the networking transformation towards high performance packet-based networks.

Markets

     We are a leading provider of optical networking products to service providers and enterprises around the world. Starting in 2001 and continuing through 2002, capital spending in optical networking equipment by service providers around the world decreased substantially. Service providers remain focused on maximizing return on invested capital by increasing capacity utilization rates and efficiency of existing networks. With the ongoing industry adjustment, many service providers with excess capacity in their optical networks continued to focus on optimizing existing networks and delayed the deployment of next generation products.

     The outlook for optical equipment sales is further impacted by service providers preferring to lease excess network capacity from others with excess capacity or to purchase assets from distressed operators rather than making capital investments in their networks. We expect that any additional capital spending by our customers will be increasingly directed to opportunities that enhance customer performance, generate revenue and reduce cost in the near term. However, as service providers begin to more effectively utilize and eventually exceed their network capacity, we expect that they may incrementally enhance their network capacity. In addition, regulatory developments in the United States and other countries, such as the recent success of regional bell operating companies in obtaining permission to offer long-distance voice services, may result in new capital spending by service providers. However, the timing and impact of these developments are difficult to predict.

     The market for our Optical Networks products is global. In the United States and Canada, we anticipate that new networks will no longer be built by service providers in anticipation of market demand, but will be more closely aligned with actual end user demand. Within EMEA, the building of pan-European optical networks by service providers is now mature and many service providers have begun to focus on building their metropolitan and regional optical networks. Some service providers in Europe are experiencing capital constraints after having invested in government licenses for 3G wireless networks, and have postponed significant optical network expansions. We expect that the increased usage of broadband wireless data provided by 3G may eventually drive the increased deployment of optical networks. In EMEA, European government-sponsored service providers and networking equipment suppliers enjoy favorable positions within many European countries, with foreign vendors such as Nortel Networks frequently limited to secondary vendor positions with these service providers.

     We expect that the Asia Pacific region, where the industry is continuing to undergo deregulation, may provide the largest market for optical networking equipment over the next several years. As a result, there has been an increased focus on the Asia Pacific region by virtually all suppliers of optical networking equipment. In CALA, where a few service providers account for a significant percentage of the industry, the building of national optical network infrastructures is largely complete. Prospects for increased capital expenditures have been dampened by the weak economic climate and the political uncertainty in the region.

     For a discussion of important trends in Optical Networks, see “Results of operations — continuing operations — Optical Networks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers

     Our Optical Networks business is primarily focused on offering our optical networking products and services to service providers around the world. The service provider customers for our optical networking products include, local and long-distance telephone companies, cable multiple system operators, Internet service providers and other communications service providers. We are currently focused on increasing our market presence with key service provider customers worldwide, who we expect to account for a substantial proportion of service provider capital spending in 2003 and beyond.

     We are also focused on enterprises and we continue to provide optical solutions for private enterprise networking and also for service providers to build and operate custom dedicated networks for enterprises. We leverage numerous channels for delivering optical networking solutions to enterprises from our own direct sales force for large enterprises and governments and through distributors, resellers and partners to offer our solution to medium sized enterprises and smaller enterprises. None of our Optical Networks customers represented more than 10 percent of Nortel Networks consolidated revenues in 2002.

Competition

     Our major competitors in the sale of optical networking equipment include Alcatel, Lucent, Siemens, Fujitsu Limited, Marconi plc, Cisco, Huawei, NEC, Ciena and ADVA International Inc. In 2002, we sold certain of our optical components assets and are therefore focused on competing primarily with optical systems vendors. Market position in the global market for optical networking equipment fluctuates significantly on a quarter-by-quarter basis. However, we continue to be a leading global provider of optical networking equipment. The primary global factors of competition for our Optical Networks products include:

•	technology leadership, product features and availability;
•	product quality and reliability;
•	conformity to existing and emerging regulatory and industry standards;
•	warranty and customer support;
•	price and cost of ownership;
•	interoperability with other networking products;
•	network management capabilities;
•	traditional supplier relationships, particularly in EMEA and the Asia Pacific region; and
•	regulatory certification, particularly for incumbent local and long-distance telephone companies.

     We and many of our competitors have been negatively impacted by the severe decline in service provider optical network spending. As a result, our focus is on increasing market share relative to our competitors. In particular, the financial difficulties of certain of our competitors have created the potential for new relationships with international-incumbent service providers in EMEA and elsewhere. In addition, the competition from optical networking “start-up” companies has decreased due to general concerns by many service providers about these start-up companies’ long term viability.

Sales and distribution

     All of our four reportable segments use the Nortel Networks direct sales force to market and sell to customers around the world. The Nortel Networks global sale force is divided into regional groups. The head office for the United States and Canadian sales forces is located in Richardson, Texas and the EMEA sales force head office is based in Maidenhead, U.K. The Asia Pacific region’s head office is based in Hong Kong and there is also an office in Beijing for Greater China. The CALA sales force head office is based in Sunrise, Florida. Within these regional sales groups, we have dedicated sales account teams for certain major service provider customers. These dedicated teams are located close to the customer’s main purchasing locations. In addition, within the regional sales groups are teams dedicated to our enterprise customers. Our Enterprise Networks sales teams work directly with the top regional enterprises, and are also responsible for managing regional distribution channels. We also have centralized marketing, product management and technical support teams dedicated to individual product lines that support the global sales and support teams.

     In the Asia Pacific region, particularly in the People’s Republic of China, we also use agents to interface with our customers. In addition, we have some small non-exclusive distribution agreements with distributors in EMEA, CALA and the Asia Pacific region. In Enterprise Networks, certain service providers, system integrators, value added resellers and stocking distributors act as non-exclusive distribution channels for our products.

Product standards, certification and regulation

     Our products are subject to equipment standards, registration and certification in Canada, the United States and other countries. We design and manufacture our products to satisfy a variety of regulatory requirements and protocols established to, for instance, avoid interference among users of radio frequencies and to permit interconnection of equipment. For example, our equipment must satisfy the United States Federal Communications Commission emissions testing requirements, and must be certified to safety, electrical noise and communications standards compliance. Different regulations and regulatory processes exist in each country.

     In order for our products to be used in some jurisdictions, regulatory approval and, in some cases specific country compliance testing and re-testing may be required. The delays inherent in this regulatory approval process may force us to reschedule, postpone or cancel introduction of products or new capabilities in certain geographic areas, and may result in reductions in our sales. The failure to comply with current or future regulations or changes in the interpretation of existing regulations in a particular country could result in the suspension or cessation of sales in that country or require us to incur substantial costs to modify our products to comply with the regulations of that country. To support our compliance efforts, we work with consultants and testing laboratories as necessary to ensure that our products comply with the requirements of Industry Canada in Canada, the Federal Communications Commission in the United States, and the European Telecommunications Standards Institute in Western Europe, as well as with the various regulations of other countries.

     The operations of our service provider customers are subject to extensive country-specific telecommunications regulations. In the United States, on February 20, 2003, the Federal Communications Commission (FCC), announced a decision in its triennial review proceeding of the rules regarding unbundled network elements (UNEs). The text of the FCC’s order and reasons for the decisions were not immediately released. Although the decision may impact the business decisions of our United States based service provider customers, the extent of that impact has not been determined. These UNE rules and/or material changes in other country-specific telecommunication regulations at any time or from time to time may affect capital spending by service providers in the United States and/or around the world, and this may in turn affect the United States and/or global market for networking solutions.

Sources and availability of materials

     We are generally able to obtain sufficient materials and components from global sources to meet the needs of our four reportable segments. In each of our reportable segments, we:

•	make significant purchases of electronic components and assemblies, optical components, original equipment manufacturer, or OEM products, software products, outsourced assemblies and other materials and components from many domestic and foreign sources;

•	develop and maintain alternative sources for certain essential materials and components; and

•	occasionally maintain special inventories of components internally or request that they be maintained by suppliers to satisfy customer demand or to minimize effects of possible market shortages.

     Market conditions in 2002 were similar to conditions in 2001. With the ongoing industry adjustment, we continued to face supply surpluses and excess inventories in some areas including optical components, memory devices and semi-conductors. However, we were able to effectively manage our inventories in 2002 with minimal negative impact to our supply chain.

     During 2002, we continued to refine our relationships with our electronics manufacturing services suppliers by focusing on service, quality, cost reduction and inventory management. In 2003, we intend to focus on inventory management and component cost reduction, and expect to continue to purchase, manufacture, or otherwise obtain sufficient components and materials to supply our products, systems and networks within customary delivery periods.

     For more information on our supply arrangements, see “Guarantees and commitments” in note 12 of the accompanying consolidated financial statements and “Liquidity and capital resources — Commitments and guarantees — Supply and network outsourcing contracts” and “Off-balance sheet arrangements, contractual obligations and contingent liabilities and commitments — Contingent liabilities and commitments — Purchase commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Seasonality

     Prior to 2001, our business results in all of our reportable segments were generally strongest in our fourth quarter, second strongest in our second quarter, third strongest in our third quarter and the weakest in our first quarter, primarily due to the networking industry purchasing cycles exhibited by our customers. With the continued industry adjustment and economic downturn in the United States and elsewhere in 2001 and 2002, our customers have faced restricted capital markets, which affected their traditional purchasing patterns, the demand for our products and services and the traditional seasonality of our business. Although we anticipate our revenues in the first quarter of 2003 will be impacted by the seasonal softness traditionally typical of our first quarter, it is unclear whether, for the remainder of 2003 our customers will follow any seasonal pattern, or whether our business results will return to our historical revenue patterns. See “Forward-looking statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Strategic alliances, acquisitions and minority investments

     We use strategic alliances to deliver certain solutions to our customers. These alliances are typically formed to fill product or service gaps in areas that we do not consider to be part of our core businesses but support our core businesses. Strategic alliances also augment our access to potential new customers. We intend to continue to pursue strategic alliances with businesses that offer the technology and/or resources that would enhance our ability to compete in existing markets or exploit new market opportunities.

     We did not acquire any companies in 2002. However, in the future, we may consider selective opportunistic acquisitions of companies with resources and product or service offerings capable of providing us with additional enhancements to our networking solutions. For information regarding the risks associated with strategic alliances and acquisitions, see “Forward-looking statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     We continue to hold minority investments in certain “start-up” businesses with technology, products or services that, at the time of investment, had the potential to fulfill key existing or emerging market opportunities. When minority investments are no longer required to maintain our strategic relationship, or the relationship is no longer strategic to our core businesses, we intend to exit such investments at an opportune time. In addition, our investment activity decreased in 2002 and we do not expect to increase our minority investments in start-up businesses in the near future. However, we may make selective minority investments in start-up ventures where we believe the relationship could lay the foundation for future alliances that would support our customer solutions.

Research and development

     We intend to continue to make strategic investments in our research and development activities, to remain among the technology leaders in anticipated growth areas. Our research and development activities — specifically, research, design and development, systems engineering and other product development activities — represent focused investments to drive market leadership across our product portfolios. We refer you to the four “Product Development” discussions contained in the descriptions of Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks above.

     Our research and development investments are focused on network transformations and next generation core products including packetized networks, secure multimedia services, broadband and the dynamic optical foundation. We also conduct network planning and systems engineering on behalf of, or in conjunction with, major customers. Although we derive many of our products from substantial internal research and development activities, we supplement this with technology acquired or licensed from third parties.

     Our research and development forms a core strength and a factor differentiating us from many of our competitors. As at December 31, 2002, we employed approximately 13,720 regular full-time research and development employees (excluding employees on notice of termination) including approximately:

•	5,770 regular full-time research and development employees in Canada;
•	5,410 regular full-time research and development employees in the United States;
•	2,200 regular full-time research and development employees in EMEA; and
•	340 regular full-time research and development employees in other countries.

We also conduct research and development activities through affiliated laboratories in other countries.

     The following table sets forth our consolidated expenses for research and development for each of the last three fiscal years ended December 31:

(millions of dollars)	2002	2001	2000

R&D expense	$2,230	$3,224	$3,633
R&D costs incurred on behalf of others (a)	49	68	64

Total	$2,279	$3,292	3,697

(a)	These costs include research and development charged to our customers pursuant to contracts that provide for full recovery of the estimated cost of development, material, engineering, installation and all other attracted costs, which are accounted for as contract costs.

Intellectual property

     Our intellectual property is fundamental to the Company and business of each of our four reportable segments. We generate, maintain, utilize and enforce a substantial portfolio of intellectual property rights, including trademarks, and an extensive portfolio of patents covering significant innovations arising from research and development activities. In all of our reportable segments, we use our intellectual property rights to protect our investments in research and development activities, to strengthen our leadership positions, to protect our good name, to promote our brand name recognition, to enhance our competitiveness and to otherwise support our business goals and objectives.

     As of December 31, 2002, we have, on a consolidated basis, approximately:

•	2,800 United States patents;
•	2,650 patents in other countries; and
•	6,000 pending patent applications worldwide.

     In 2002, we were granted 441 United States patents, continuing our plan of improving our patent holdings. At December 31, 2002, our patents were primarily allocated as follows:

•	23 percent to Wireless Networks;
•	22 percent to Enterprise Networks;
•	24 percent to Wireline Networks;
•	12 percent to Optical Networks; and
•	19 percent span multiple reportable segments or relate to other areas.

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

     Our trademark and trade name, Nortel Networks, is one of our most valuable assets. We sell our products primarily under the Nortel Networks brand name. We have registered the Nortel Networks trademark, and many of our other trademarks, in countries around the world. On a consolidated basis as of December 31, 2002, we own approximately 130 registered trademarks in the United States, and approximately 2,100 registered trademarks in other countries. In addition, we have approximately 200 pending trademark registrations worldwide.

Employee relations

     At December 31, 2002, we employed approximately 36,960 regular full-time employees (excluding employees on notice of termination), including approximately:

•	13,780 regular full-time employees in the United States;
•	10,140 regular full-time employees in Canada;
•	8,350 regular full-time employees in EMEA; and
•	4,690 regular full-time employees in other countries.

     We also employ individuals on a part-time basis, and we engage the services of independent contractors. As part of our resizing activities to further reduce our cost structure and streamline operations, we notified for termination and provisioned for the exit of approximately 12,700 regular full time employees during 2002. As well, the divestiture of non-core businesses completed or entered into in 2002 resulted in additional employee reductions. For additional information, see “Special charges” in note 6 to the accompanying consolidated financial statements and “Results of operations — continuing operations — Operating expenses — Special charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Labor contracts cover approximately five percent of our employees worldwide. Five labor contracts cover approximately 12 percent of our employees in Canada including:

•	one labor contract covering approximately nine percent of Canadian unionized employees which was renewed, ratified and became effective February 26, 2003;
•	one labor contract covering less than one percent of Canadian unionized employees which expires in the third quarter of 2003;
•	two labor contracts covering approximately 74 percent of Canadian unionized employees which expire in 2004; and
•	one labor contract covering approximately 17 percent of Canadian unionized employees which expires in 2008.

     Labor contracts cover approximately four percent of our employees in EMEA and all of our employees in Brazil. The labor contracts generally have a one-year term in EMEA and Brazil, and primarily relate to remuneration. We have no labor contracts in the United States.

     We believe our employee relations are generally positive. We are currently focused on rebuilding employee morale following the substantial workforce reductions and other restructuring activities in 2001 and 2002. Although the recruitment and retention of technically skilled employees in recent years was highly competitive in the global networking industry, current economic conditions have lessened the competition for skilled employees in our industry. We do, however, believe that our ability to recruit and retain skilled employees will continue to be critical to our future success. See “Forward-looking statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Environmental matters

     Our manufacturing and research operations are subject to a wide range of environmental protection laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws, and have a corporate environmental management system standard and an environmental protection program to promote compliance. We also have a periodic, risk-based, integrated environment, health and safety audit program. As part of our environmental program, we attempt to evaluate and assume responsibility for the environmental impacts of our products throughout their life cycles. Our environmental program focuses on design for the environment, supply chain and packaging reduction issues. We work with our suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research. For additional information on environmental matters, see “Contingencies-Environmental matters” in note 20 of the accompanying consolidated financial statements.

Financial information by operating segment and product category

     For financial information by operating segment and product category, see “Segmented information” in note 5 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Segment revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial information by geographic area

     For financial information by geographic area, see “Segmented information” in note 5 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Geographic revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Working capital

     For a discussion of our working capital, see “Long-term debt and credit facilities” in note 10 of the accompanying consolidated financial statements and “Liquidity and capital resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 2.     Properties

     At December 31, 2002, we operated 229 sites around the world occupying approximately 15.5 million square feet. The following table sets forth additional information regarding these sites:

	Number of Sites

Type of Site*	Owned	Leased	Geographic Locations

Manufacturing and repair	6	5	All geographic regions
Distribution centers	–	5	United States, Canada, EMEA and the Asia Pacific region
Offices (administration, sales and field service)	6	194	All geographic regions
Research and development	3	10	United States, Canada, EMEA and the Asia Pacific region

TOTAL	15	214

*	Indicates the primary use of the site. A number of our sites are mixed-use facilities.

     At December 31, 2002, our facilities were primarily used as follows:

•	12 percent by Wireless Networks;
•	5 percent by Enterprise Networks;
•	6 percent by Wireline Networks;
•	5 percent by Optical Networks;
•	25 percent by global operations; and
•	47 percent by one or more of our reporting segments and/or corporate facilities.

     As part of our work plan, we continued to substantially reduce the number of sites and square footage of our global facilities to better align ourselves with current market conditions.

     Security over substantially all of Nortel Networks Limited’s assets, including real estate assets in North America, became effective in April 2002 under certain credit and security agreements entered into by Nortel Networks Limited and several of its subsidiaries. If Nortel Networks Limited’s senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security, including the pledge over the real estate assets, will be released in full. If both the $750 April 2000 five year credit facilities and the support facility with Export Development Canada, or EDC, are terminated or expire, the security will also be released in full. We may provide EDC with cash collateral (or any other alternative collateral acceptable to EDC), in an amount equal to the total amount of our outstanding obligations and undrawn commitments and expenses under this facility, in lieu of the security provided under the security agreements. We believe our facilities are suitable and adequate, and have sufficient capacity to meet our current needs.

     For additional details, see “Special charges” in note 6 and “Long-term debt and credit facilities” in note 10 of the accompanying consolidated financial statements, and “Liquidity and capital resources — Sources of liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.     Legal Proceedings

     For a discussion of our material legal proceedings, see “Contingencies” in note 20 of the accompanying Consolidated Financial Statements, and “Legal proceedings” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.     Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 4A.     Executive Officers and Certain Other Non-executive Board Appointed Officers of the Registrant

     The executive officers and certain other non-executive board appointed officers of Nortel Networks Corporation are appointed, and may be removed, by the Board of Directors of Nortel Networks Corporation. As of February 28, 2003, the names of the executive officers and non-executive board appointed officers of Nortel Networks Corporation, their ages, offices currently held and year of appointment thereto were as follows:

		Year of
Name and age	Office currently held	Appointment

Douglas Charles Beatty (48)	Chief Financial Officer	2002
Chahram Bolouri (48)	President, Global Operations	2000
Malcolm Kevin Collins (42)	President, Enterprise Networks	2002
Gordon Allan Davies (40) *	Assistant Secretary	2003
Pascal Debon (56)	President, Wireless Networks	2001
Nicholas John DeRoma (56)	Chief Legal Officer	2000
Gary Richard Donahee (56)	President, Americas	2000
Adrian Joseph Donoghue (53)*	General Auditor	2002
William John Donovan (45)	Senior Vice-President, Human Resources	2000
John Marshall Doolittle (39)*	Vice-President, Tax	2002
Frank Andrew Dunn (49)	President and Chief Executive Officer	2001
John Joseph Giamatteo (36)	President, Asia Pacific	2003
Michael Jerard Gollogly (44)	Controller	2002
Albert Roger Hitchcock (38)*	Chief Information Officer	2002
Dion Constandino Joannou (37)	President, CALA	2003
Robert Yu Lang Mao (59)	President and Chief Executive Officer, Greater China	2003
Brian William McFadden (49)	President, Optical Networks	2002
Linda Faye Mezon (49)*	Assistant Controller	2001
Blair Fraser Morrison (38)*	Assistant Secretary	2000
Donald Gregory Mumford (56)	Chief Technology Officer	2001
Deborah Jean Noble (42)*	Corporate Secretary	2000
MaryAnne Elisabeth Pahapill (42)*	Assistant Treasurer	2002
Stephen Charles Pusey (41)	President, Europe, Middle East and Africa	2001
Steven Leo Schilling (46)	President, Enterprise Accounts	2002
Susan Louise Spradley (41)	President, Wireline Networks	2002
Katharine Berghuis Stevenson (40)	Treasurer	2000
Masood Ahmad Tariq (52)	President, Global Alliances	2003

*	Non-executive board appointed officers

     All the above-named executive officers and non-executive board appointed officers of Nortel Networks Corporation have been employed in their current position or other senior positions with Nortel Networks during the past five years, except as follows:

•	D.C. Beatty was, prior to returning to Nortel Networks in March 1999, Vice President, Finance of Sprint Canada Inc., a telecommunications company, from December 1995;

•	J.M. Doolittle was, prior to returning to Nortel Networks in September 1999, Vice President, Finance of The Bank of Montreal, a Canadian chartered bank, from August 1997 and Director, Treasury, Europe and Asia, Nortel Networks, prior thereto;

•	R.Y.L. Mao was, prior to returning to Nortel Networks in January 2003, Chairman and Chief Executive Officer of Foxconn (Beijing) Precision Component Industries, Ltd., a manufacturer of mobile communication terminal devices, from November, 2002 to December, 2002, and Chief Executive Officer, Nortel China, Nortel Networks, prior thereto; and

•	L.F. Mezon was, prior to joining Nortel Networks in May 2001, Vice-President & Corporate Controller of Geac Computer Corporation Limited, a software application provider, from October 1999, Vice-President, Finance and Chief Financial Officer from March 1999 to October 1999 of Beamscope Canada Inc., a computer distributor that was placed into receivership over a year later in March 2001 after having filed for protection under the Companies Creditors Arrangement Act (Canada) in November 2000, Vice-President, Business Optimization of Bell Mobility Inc., a wireless service provider, from March 1998 and Vice-President & Comptroller of Bell Mobility prior thereto.

•	M.E. Pahapill was, prior to joining Nortel Networks in April 1998, Vice-President, Finance and Administration of Seymour Epstein Enterprises, a private investment management company, from September 1995.

PART II

ITEM 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

     The common shares of Nortel Networks Corporation are listed and posted for trading on the New York Stock Exchange in the United States and on the Toronto Stock Exchange in Canada. The following table sets forth the high and low sale prices of the common shares as reported on the New York Stock Exchange composite tape and on the Toronto Stock Exchange.

		New York		Toronto
		Stock Exchange		Stock Exchange
		composite tape		(Canadian $)

		High	Low	High	Low

2003	First Quarter (through February 28, 2003)	$2.720	$1.680	$4.130	$2.590
2002	Fourth Quarter	2.750	0.430	3.610	0.670
	Third Quarter	1.700	0.450	2.600	0.700
	Second Quarter	4.730	1.310	7.540	2.010
	First Quarter	8.771	4.220	13.990	6.750
2001	Fourth Quarter	9.050	4.900	14.240	7.700
	Third Quarter	9.360	4.760	14.000	7.500
	Second Quarter	18.500	7.620	29.000	11.750
	First Quarter	40.500	13.100	61.100	20.520

     On February 28, 2003, the last sale price on the New York Stock Exchange was $2.150 and on the Toronto Stock Exchange was Canadian $3.220.

     On February 28, 2003, approximately 206,400 registered shareholders held 100 percent of the outstanding common shares of Nortel Networks Corporation. This included the Canadian Depository for Securities and the Depository Trust Company, two clearing corporations, which held a total of approximately 95.87 percent of the common shares of Nortel Networks Corporation on behalf of other shareholders.

Securities authorized for issuance under equity compensation plans

     For a discussion of Nortel Networks equity compensation plans, please see “Equity compensation plan information” in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Dividends

     On June 15, 2001, Nortel Networks Corporation announced that its Board of Directors decided to discontinue the declaration and payment of common share dividends. As a result, dividends have not been declared and paid on Nortel Networks Corporation common shares since June 29, 2001, and future dividends will not be declared unless and until the Board of Directors decides otherwise. On July 26, 2001, the Board of Directors of Nortel Networks Corporation suspended the operation of the Nortel Networks Corporation Dividend Reinvestment and Stock Purchase Plan.

     In the first and second quarter of 2001, Nortel Networks Corporation declared and paid a cash dividend of $0.01875 per common share. This represents a total dividend of $0.0375 per common share for 2001 and aggregate dividend payments of $123 million.

Canadian tax matters

Dividends

     Under the United States-Canada Income Tax Convention (1980), or the Convention, Canadian withholding tax of 15 percent generally applies to the gross amount of dividends (including stock dividends) paid or credited to beneficial owners of Nortel Networks Corporation common shares:

•	who are resident in the United States for the purposes of the Convention; and

•	who do not hold the shares in connection with a business carried on through a permanent establishment or a fixed base in Canada.

     The Convention provides an exemption from withholding tax on dividends paid or credited to certain tax-exempt organizations that are resident in the United States for purposes of the Convention. Persons who are subject to the United States federal income tax on dividends may be entitled, subject to certain limitations, to either a credit or deduction with respect to Canadian income taxes withheld with respect to dividends paid or credited on Nortel Networks Corporation common shares.

Sales or Other Dispositions of Shares

     Gains on sales or other dispositions of Nortel Networks Corporation common shares by a non-resident of Canada are generally not subject to Canadian income tax, unless the holder realizes the gains in connection with a business carried on in Canada. A gain realized upon the disposition of Nortel Networks Corporation common shares by a resident of the United States that is otherwise subject to Canadian tax may be exempt from Canadian tax under the Convention. Where Nortel Networks Corporation common shares are disposed of by way of an acquisition of such common shares by Nortel Networks Corporation, other than a purchase in the open market in the manner in which common shares would normally be purchased by any member of the public in the open market, the amount paid by Nortel Networks Corporation in excess of the paid-up capital of such common shares will be treated as a dividend, and will be subject to non-resident withholding tax as described above under the heading “Dividends”.

Sales of unregistered securities

     During the fourth quarter of 2002, Nortel Networks Corporation issued an aggregate of 82,026 common shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration under the United States Securities Act of 1933, as amended, pursuant to Regulation S. All funds received by Nortel Networks Corporation in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to Nortel Networks Corporation to round up fractional entitlements into whole shares. Nortel Networks Corporation keeps these nominal amounts and uses them for general corporate purposes.

	Number of Common Shares Issued Without
	U.S. Registration Upon Exercise	Range of Exercise Prices
Date of Exercise	of Stock Options Under Nortel/BCE Plans	Canadian$

10/01/2002	1,964	25.2739 - 46.4847
10/02/2002	16,608	51.877 - 54.0263
11/01/2002	27,684	18.7456 - 51.877
11/07/2002	1,885	34.3992
12/01/2002	16,492	42.6513 - 58.3816
12/14/2002	17,393	46.4847 - 51.877

ITEM 6.   Selected Financial data (unaudited)

(millions of U.S. dollars, except per share amounts)	2002	2001	2000	1999	1998

Results of Operations
Revenues	$10,560	$17,511	$27,948	$19,628	$16,084
Research and development expense	2,230	3,224	3,633	2,724	2,318
Other income (expense) — net	6	(351)	809	209	169
Income tax benefit (provision)	478	3,252	(1,177)	(576)	(488)
Net loss from continuing operations(1)	(3,585)	(24,307)	(2,995)	(257)	(593)
Net loss from discontinued operations — net of tax	–	(3,010)	(475)	(94)	(689)
Basic loss per common share
— from continuing operations(1)	(0.93)	(7.62)	(1.01)	(0.10)	(0.26)
— from discontinued operations	–	(0.94)	(0.16)	(0.03)	(0.30)

Basic loss per common share	(0.93)	(8.56)	(1.17)	(0.13)	(0.56)
Diluted loss per common share
— from continuing operations(1)	(0.93)	(7.62)	(1.01)	(0.10)	(0.26)
— from discontinued operations	–	(0.94)	(0.16)	(0.03)	(0.30)

Diluted loss per common share	(0.93)	(8.56)	(1.17)	(0.13)	(0.56)
Dividends declared per common share	–	0.0375	0.075	0.075	0.075

Financial Position at December 31
Total assets	$15,971	$21,137	$42,180	$24,007	$21,828
Long-term debt	3,952	4,478	1,623	1,426	1,529
Minority interest in subsidiary companies	614	637	770	654	700
Common shareholders’ equity	1,960	4,824	29,109	13,072	12,190
Book value per common share	0.51	1.50	9.40	4.75	4.60

(1) Included in net loss from continuing operations are the following:
Acquisition-Related Costs(2)	$157	$4,928	$5,940	$2,075	$1,809
Stock option compensation	91	109	134	–	–
Loss (gain) on sale of businesses	(40)	112	(174)	(131)	(258)
Special charges	2,298	15,781	269	174	353
Equity in net loss of associated companies	–	119	22	–	–
Other income — net	(60)	–	(682)	(133)	(183)
Net tax impact on above	(129)	(1,254)	(14)	(222)	(66)

(2)	In-process research and development expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read this section in combination with the accompanying audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles. This section contains forward-looking statements and should be read in conjunction with the factors described below under “Forward-looking statements”. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

     Where we say “we,” “us,” “our,” or “Nortel Networks,” we mean Nortel Networks Corporation and its subsidiaries. Where we refer to the “industry”, we mean the telecommunications industry.

Business overview

     Nortel Networks Corporation is an industry leader and innovator focused on transforming how the world communicates and exchanges information. We supply products and services that support the Internet and other public and private data, voice and multimedia communications networks using wireline and wireless technologies, which we refer to as “networking solutions”. A substantial portion of our company has a technology focus and is dedicated to research and development. This focus forms a core strength and a factor differentiating us from many of our competitors. We envision an information society where people will be able to connect and interact with information and with each other instantly, simply and reliably, seamlessly accessing data, voice and multimedia communications services and sharing experiences anywhere, anytime.

     Our operations are organized in four reportable segments: Wireless Networks; Enterprise Networks; Wireline Networks; and Optical Networks.

     Nortel Networks Corporation’s common shares are publicly traded on the New York and Toronto stock exchanges under the symbol “NT”. Nortel Networks Limited is our principal direct operating subsidiary. Nortel Networks Corporation holds all of Nortel Networks Limited’s outstanding common shares but none of its outstanding preferred shares.

Developments in 2002

Business segments re-organizations

     During the third quarter of 2002, we changed the way we managed our business to streamline and focus more directly on our customers in our four core business areas: Wireless Networks; Enterprise Networks (formerly part of Metro and Enterprise Networks); Wireline Networks (formerly part of Metro and Enterprise Networks); and Optical Networks (formerly named Optical Long-Haul Networks). During the second quarter of 2002, we shifted the accountability for the metro optical portion of Metro and Enterprise Networks into Optical Networks. All financial information has been restated to reflect these re-organizations.

Optical Networks

     On May 29, 2002, we announced plans to further realign our Optical Networks segment, including optical components, as we do not expect a meaningful recovery in the long-haul optical market before early 2004. As part of this realignment, we sold certain optical components assets to Bookham Technology plc, or Bookham, in November 2002 for shares, warrants, debt and cash consideration resulting in a gain of $26. The transaction included a minimum purchase commitment of $120. The terms of the commitment require us to purchase approximately $120 of product from Bookham prior to March 31, 2004 and to make a cash payment to Bookham for a portion of any shortfall in the purchase commitment. For additional information, see “Divestitures, closures and acquisitions” in note 9 of the accompanying consolidated financial statements.

Equity offerings

     On June 12, 2002, Nortel Networks Corporation issued:

•	632,500,000 common shares; and
•	28,750 equity units, each initially confirming the holder’s ownership of:
— a prepaid forward purchase contract, entitling the holder to receive Nortel Networks Corporation common shares; and
— specified zero-coupon U.S. treasury strips.

     The two offerings resulted in net proceeds of approximately $1,479 to be used for general corporate purposes. The settlement date for each purchase contract is August 15, 2005, subject to acceleration or early settlement in certain cases. The total number of Nortel Networks Corporation common shares issuable on the settlement date of the purchase contracts will be between approximately 485 million and 582 million depending on the average closing prices of our common shares on the New York Stock Exchange during a period shortly before the settlement date. The actual number of common shares issued will also be subject to some anti-dilution adjustments as well as adjustments if the proposed consolidation of our common shares is completed. During 2002, holders of 28 purchase contracts exercised their early settlement rights and received 448,309 common shares. During the period from January 1, 2003 to February 28, 2003, an additional 641 purchase contracts were settled early and 10,823,879 common shares were issued. As of February 28, 2003, there were 28,081 purchase contracts outstanding.

     For additional information on the equity offerings, see “Capital stock” in note 14 of the accompanying consolidated financial statements.

     The equity offerings utilized approximately $1,700 of the $2,500 available under our shelf registration statement filed with the United States Securities and Exchange Commission and our base shelf prospectus filed with the applicable securities regulatory authorities in Canada during the second quarter of 2002. Approximately $800 remains available under the shelf registration and base shelf prospectus for the potential sale of various types of securities by Nortel Networks Corporation and/or Nortel Networks Limited. See “Shelf registration statement and base shelf prospectus” for additional information.

Credit facilities

     On December 13, 2002, we announced amendments to our existing security agreements to facilitate our future financial flexibility. These security agreements pledged substantially all of Nortel Networks Limited’s assets in favor of certain lenders and the holders of our public debt. As part of the amendments, we terminated the $1,175 April 2002 364-day revolving facilities that would have expired in April 2003. Also, on December 13, 2002, our $1,510 December 2001 364-day credit facilities expired and were not extended. As of December 31, 2002, our $750 April 2000 five year credit facilities remained available and undrawn. See “Available credit and support facilities” for additional details.

Debt rating downgrades

     On April 4, 2002, Moody’s Investor Services, Inc. lowered Nortel Networks Limited’s senior long-term debt rating below investment grade to Ba3 and on November 1, 2002, lowered the rating from Ba3 to B3 with a negative outlook.

     On April 9, 2002, Standard & Poor’s Ratings Service lowered Nortel Networks Limited’s credit rating to below investment grade to BB- and on September 18, 2002, lowered the rating from BB- to B with a negative outlook.

     As a result of the April 2002 debt rating downgrades, various liens, pledges and guarantees became effective under certain credit and security agreements entered into by Nortel Networks Limited and several of its subsidiaries. Our obligations under our public debt and our support facility entered into with Export Development Canada, or EDC, on February 14, 2003 are secured by these liens, pledges and guarantees. Further, any amounts drawn under our $750 April 2000 five year credit facilities would also be secured by these liens, pledges and guarantees.

     See “Liquidity and capital resources” for additional details on our credit ratings and the granting of security under our credit and support facilities. For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 22 of the accompanying consolidated financial statements.

Deferred income taxes

     As part of our quarterly review procedures, we performed an evaluation of the recoverability of our deferred income tax assets. In the third quarter of 2002, in addition to recording a write down of our existing deferred tax asset, we began recording full valuation allowances against the benefit of our quarterly losses. In 2002, we recorded a net income tax benefit of $478 on a pre-tax loss of $4,063. Our gross income tax valuation allowances in 2002 were $1,140, including certain additional income tax valuation allowances of $532. If market conditions deteriorate further or future results of operations are less than expected, additional tax valuation allowances may be required for all or a portion of our deferred tax assets. See “Income tax benefit” for additional information.

Employee benefit plans

     In the fourth quarter of 2002, we recorded a non-cash charge of $692 ($559 after-tax) to shareholders’ equity related to the increase in the minimum required recognizable deficit associated with our registered defined benefit pension plans. This charge was the result of the negative impact that changes in global capital markets and interest rates have had on our pension plan assets and obligations.

     During 2002, we made $75 in required cash contributions to our registered defined benefit pension plans as well as additional voluntary contributions of $75. In 2003, we expect required cash contributions under applicable legislation to be similar to those made in 2002. For additional information on our registered defined benefit pension plans, see “Application of critical accounting policies”.

Restructuring and asset write downs

     We recorded special charges of $2,298 in 2002 and $15,781 in 2001. These charges related to restructuring activities and write downs of goodwill and other assets. The special charges relating to restructuring were associated with our work plan to streamline operations and activities around core markets and leadership strategies. We began implementing our work plan in 2001 and it has continued throughout 2002. The goodwill write down in 2002 related to a fair value impairment in our Optical Networks segment. We expect that additional charges will be required in 2003 related to our remaining announced workforce reductions and related charges. See “Special charges” for additional information.

Common shares

     At the close of trading on July 19, 2002, Standard & Poor’s changed the members of certain S&P indices, replacing the seven members of the S&P 500 index that were not incorporated in the United States, including Nortel Networks, with seven companies that were incorporated in the United States. At the same time, we were also replaced in the S&P 100 index. Our membership in the S&P/TSX 60 and the S&P Global 1200 indices was unaffected by these changes.

Developments in 2003

Support facility with EDC

     On February 14, 2003, we announced that Nortel Networks Limited had entered into an agreement with EDC regarding arrangements to provide for support, on a secured basis, of certain of our performance-related obligations arising out of normal course business activities. This facility provides for up to $750 in performance-related support for our operations and is expected to facilitate improved liquidity. Currently, only $300 is committed support for performance bonds (within certain parameters). See “Available credit and support facilities” for additional information.

Common shares

     On September 25, 2002, we announced our plan to present a proposal to our shareholders for a consolidation of our outstanding common shares, also known as a reverse stock split, at our 2003 annual and special shareholders meeting. On February 14, 2003, we announced that we would ask our shareholders to authorize our Board of Directors to implement a consolidation of our common shares, at their sole discretion, at any time prior to April 15, 2004. If a consolidation is determined to be in the best interests of Nortel Networks and its shareholders, our Board of Directors will select a consolidation ratio within the range of one post-consolidation common share for every five pre-consolidation common shares to one post-consolidation common share for every ten pre-consolidation common shares.

Stock options

     We adopted fair value accounting for new grants of stock options beginning January 1, 2003. As a result, all stock option grants in 2003 and beyond will be expensed over the stock option vesting period based on the fair value at the date the options are granted. If we were to grant options in 2003 at a similar level to 2002, the expected impact on net earnings (loss) per share would be approximately ($0.01) per common share for 2003. For additional information, see “Significant accounting policies” in note 2(t) of the accompanying consolidated financial statements.

Shareholder rights plan

     On February 14, 2003, we announced that we will be seeking shareholder approval at our 2003 annual and special shareholders meeting for reconfirmation and amendment of our shareholder rights plan which was originally approved by shareholders in April 2000. Under the rights plan, we issue one right for each common share outstanding. These rights become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid. See “Capital stock” in note 14 of the accompanying consolidated financial statements for additional information.

Results of operations — continuing operations

Segment revenues

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

Wireless Networks	$4,211	$5,714	$5,438	$(1,503)	(26)	$276	5
Enterprise Networks	2,582	3,320	3,961	(738)	(22)	(641)	(16)
Wireline Networks	2,254	4,447	7,730	(2,193)	(49)	(3,283)	(42)
Optical Networks	1,465	3,370	9,732	(1,905)	(57)	(6,362)	(65)
Other(a)	48	660	1,087	(612)	(93)	(427)	(39)

Consolidated	$10,560	$17,511	$27,948	$(6,951)	(40)	$(10,437)	(37)

(a)	“Other” represents miscellaneous business activities and corporate functions

Geographic revenues

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

United States	$5,336	$8,591	$16,893	$(3,255)	(38)	$(8,302)	(49)
EMEA(a)	2,574	4,355	5,835	(1,781)	(41)	(1,480)	(25)
Canada	675	940	1,505	(265)	(28)	(565)	(38)
Other regions	1,975	3,625	3,715	(1,650)	(46)	(90)	(2)

Consolidated(b)	$10,560	$17,511	$27,948	$(6,951)	(40)	$(10,437)	(37)

(a)	The Europe, Middle East and Africa region (“EMEA”)
(b)	Revenues by geographic regions are based on the location of the customer

Consolidated revenues

     2002 compared to 2001

     In 2002, the industry continued to experience a significant adjustment which began in 2001. Following a period of rapid infrastructure build-out and strong economic growth in 1999 and 2000, we saw a continued tightening in the global capital markets and slowdown in the industry throughout 2001. Our revenues declined sequentially in 2001 due to lower capital spending by industry participants and substantially less demand for our products and services as customers focused on maximizing their return on invested capital. During 2002, we continued to see these constraints on capital expenditures by our customers. Also, excess network capacity continued to exist in the industry. In addition, we saw continuing consolidation of service providers within the industry. This environment created a change in our customers’ focus from building new networks to conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks. As a result, our 2002 consolidated revenues declined 40% compared to 2001. From a geographic perspective, we experienced considerable declines across all regions in 2002 compared to 2001.

     2001 compared to 2000

     The significant adjustment in the industry in 2001, which was initially felt and was most severe in the United States, also impacted the Europe, Middle East and Africa region, or EMEA, the Caribbean and Latin America region, or CALA, and the Asia Pacific region during 2001. Revenues in 2001 declined 37% compared to 2000. Revenues also declined substantially across all regions, with the exception of the Asia Pacific region. Revenues in the Asia Pacific region grew 25% in 2001 compared to 2000 due to considerable growth in the first half of 2001. This growth was the result of expansion in the People’s Republic of China as contracts entered into during 2000 were completed. However, we experienced a substantial sequential decline in the second half of 2001 in the Asia Pacific region. EMEA experienced a substantial sequential decline in the second quarter of 2001 and significant sequential declines in the third and fourth quarters of 2001. The decline in CALA reflected substantial sequential declines in the second and third quarters of 2001. The United States was essentially flat sequentially in the fourth quarter of 2001 following three quarters of substantial sequential declines in 2001.

     2003

     Entering 2003, we expect overall spending in the telecommunications equipment market to be down modestly in 2003 compared to 2002. However, we cannot predict the economic impact of acts of war or terrorism on the market. We expect to see continued constraints on capital spending by customers due to:

•	our customers realigning their investment levels with their current levels of revenue and returns, and focusing on maximizing their return on invested capital;
•	the high debt levels of many service providers;
•	the financial difficulties of certain service providers;

•	a lack of available funding from the capital markets;
•	excess network assets;
•	excess and shared bandwidth capacity; and
•	the compounding impact of economic and geopolitical concerns.

     Also, we expect to experience increased pricing pressures on sales of our products as a result of increased competition. Anticipating cautious spending by our customers in the near term and the seasonal softness traditionally typical of the first quarter, we expect that revenues in the first quarter of 2003 will be lower than revenues in the fourth quarter of 2002. It is difficult to predict the duration of the current industry adjustment, as growth in industry spending is not expected to occur until global economic and financial concerns have subsided. Market visibility remains limited and we do not expect that our results of operations for any quarter will necessarily be consistent with our quarterly historical profile or indicative of our expected results in future quarters. See “Forward-looking statements” for factors that may affect our revenues.

Wireless Networks

     2002 compared to 2001

     The 26% decline in Wireless Networks revenues in 2002 compared to 2001 was primarily due to a continued deterioration in wireless service providers’ financial condition and subscriber growth and increased competition for customers by service providers which has resulted in the decision of many wireless service providers to delay capital expenditures.

     Time Division Multiple Access, or TDMA, revenues declined substantially in 2002 compared to 2001 primarily due to a substantial decline in the United States as customers migrated from TDMA to Code Division Multiple Access, or CDMA, and Global System for Mobile communications, or GSM, technologies as a result of TDMA technology and networks being in its maturity stage. TDMA revenues continued to be a smaller portion of Wireless Networks in 2002 compared to 2001. Also CDMA revenues declined in 2002 compared to 2001. Continued capital spending constraints and financial difficulties experienced by our customers globally contributed to both the CDMA and TDMA revenue declines. In 2002, we continued to experience significant pricing pressures on our CDMA and TDMA technologies in the United States and CALA resulting from the increased competition for customers.

     Overall GSM revenues, which includes General Packet Radio Standard, or GPRS, and Enhanced Data Rates for Global Evolution, or EDGE, 2.5G technologies, declined substantially in 2002 compared to 2001 due to substantial declines in EMEA and the Asia Pacific region. These substantial declines were primarily due to a continued deterioration in wireless service providers’ financial condition and subscriber growth, and delays in capital expenditures. Also in the Asia Pacific region, customers began to deploy CDMA technology solutions as they migrated away from the maturing GSM technologies. This shift in technology focus contributed to the substantial decline in GSM revenues in the Asia Pacific region.

     In 2002, Universal Mobile Telecommunications Systems, or UMTS, revenues continued to be an insignificant portion of overall Wireless Networks revenues. While the first commercial launches in the industry did take place in EMEA and the Asia Pacific region, technology issues associated with third generation, or 3G, handsets contributed to delays in larger deployments of 3G networks in 2002. Also, some of our 3G customers in EMEA incurred significant costs in 2002 associated with licensing fees, which, along with their continued financial difficulties, limited their spending on network deployments. As a result, 3G network deployments suffered delays in EMEA in 2002.

     From a geographic perspective, the 26% decrease in Wireless Networks revenues in 2002 compared to 2001 was primarily due to a:

•	53% decline in revenues in the Asia Pacific region;
•	19% decline in revenues in the United States;
•	15% decline in revenues in EMEA; and
•	28% decline in revenues in CALA.

     2001 compared to 2000

     The 5% increase in Wireless Networks revenues in 2001 compared to 2000 was primarily due to a substantial increase in revenues in the first half of 2001, driven by growth in the United States and the Asia Pacific region as our major customers continued their network expansion programs. Subsequently, Wireless Networks revenues declined in the second half of 2001 compared to 2000 as a result of deterioration in our customers’ financial condition, our providing limited, incremental customer financing as a result of the market conditions and the decision of many wireless service providers to delay certain capital expenditures.

     CDMA revenues increased substantially in 2001 compared to 2000 primarily due to significant growth in CDMA technology in the Asia Pacific region, driven by new network deployments. This significant growth was offset by the global decline in TDMA technology caused by pricing pressures and this technology reaching its maturity stage.

     GSM revenues decreased substantially in 2001 compared to 2000 primarily due to a substantial decline in EMEA and a significant decline in the Asia Pacific region. The substantial decline in EMEA was due to deterioration in our wireless service providers’ financial condition and subscriber growth, and reductions in capital spending as many customers completed their initial network deployments in 2000. In the Asia Pacific region, the significant decline was due to a reduction in capital expenditures by some of our wireless customers. Revenues in the United States and CALA increased in 2001 compared to 2000 as new customers began network deployments. In 2001, the United States and CALA represented a larger proportion of GSM and GPRS revenues compared to 2000.

     UMTS revenues were not a significant portion of Wireless Networks in 2001. UMTS revenues increased substantially in 2001 compared to 2000 primarily due to a substantial increase in EMEA as some of our customers began their 3G network deployments.

     From a geographic perspective, the 5% increase in Wireless Networks revenues in 2001 compared to 2000 was primarily due to a:

•	16% increase in revenues in the United States; and
•	38% increase in revenues in the Asia Pacific region; partially offset by
•	43% decline in revenues in CALA; and
•	22% decline in revenues in EMEA.

     2003

     In 2002, Wireless Networks revenues continued to be primarily generated by sales of CDMA and GSM technologies. In 2003, TDMA revenues are expected to decline. Overall GSM sales are also expected to decline as technology transitions from GSM to GPRS and EDGE. In 2003, our CDMA 3G and UMTS technology sales are expected to grow and represent a larger proportion of Wireless Networks revenues as 3G technologies are expected to gain a greater foothold in the market due to increased wireless data traffic and requirements for greater wireless spectrum efficiency. Also, we expect to experience increased pricing pressures on sales of Wireless Networks products as a result of increased competition.

     As with the rest of the industry, our wireless customers are experiencing significant pressure and are adapting to a new, more stringent spending environment due to the lack of financing and the overall industry decline. We anticipate a reduction in global capital expenditures for wireless operators in 2003 and 2004, compared to 2002, but cannot predict the complete impact. We also expect to see continued consolidation in this marketplace, including a reduction in the number of service providers in certain regions due to competition and/or adjustments in deployment plans and schedules. In addition, the timing of the anticipated change in revenue mix from the different wireless technologies has become increasingly difficult to predict as a result of the complexities and potential for delays in the implementation of UMTS network deployments. All of these factors could adversely affect our Wireless Networks revenues in the future.

Enterprise Networks

     2002 compared to 2001

     The 22% reduction in Enterprise Networks revenues in 2002 compared to 2001 was primarily a result of enterprise customers continuing to reduce their spending due to the ongoing industry adjustment, the overall economic conditions and uncertainties surrounding the technology evolution of next generation products.

     Revenues from the circuit and packet voice portion of this segment declined significantly in 2002 compared to 2001. The significant decline was primarily due to reductions in customer spending in the United States and EMEA. Revenues for traditional circuit switching products did begin to show signs of improvement in the United States in the second half of 2002 after experiencing sequential quarterly reductions during 2001 and the first half of 2002. In 2002, traditional circuit switching also continued its evolution towards internet protocol, or IP, telephony, as reliability and quality of service concerns, traditionally associated with voice over packet solutions, were reduced. Regardless, customers remained cautious in 2002 with respect to their investment decisions due to uncertainties surrounding the migration to packet voice solutions.

     The data networking and security portion of this segment experienced substantial declines in 2002 compared to 2001. The substantial decrease in revenues was primarily due to customer spending constraints and a decline in demand for mature products across all regions. Pricing pressures continued in 2002 in the data networking and security portion of this segment as we experienced continued significant competition for enterprise customers.

     From a geographic perspective, the 22% decline in Enterprise Networks revenues in 2002 compared to 2001 was primarily due to a:

•	21% decline in revenues in the United States;
•	28% decline in revenues in EMEA; and
•	21% decline in revenues in the Asia Pacific region.

     2001 compared to 2000

     The 16% decline in revenues in 2001 compared to 2000 was primarily due to the significant industry adjustment and the impact this adjustment had on spending by our enterprise customers.

     The substantial decrease in sales of the circuit and packet voice portion of this segment was primarily the result of reduced demand in the enterprise market due to the significant industry adjustment, industry consolidation, tightened capital markets and our circuit switching products reaching their maturity stage.

     The significant decline in sales of the data networking and security portion of this segment was primarily due to a decline in demand for mature products, compounded by the continued industry adjustment as customers delayed their purchase of next generation products.

     From a geographic perspective, the 16% decline in Enterprise Networks revenues in 2001 compared to 2000 was primarily due to a:

•	22% decline in revenues in the United States;
•	42% decline in revenues in Canada; and
•	42% decline in revenues in CALA; partially offset by
•	7% increase in revenues in EMEA.

     2003

     Looking ahead, we anticipate that communications networks will increase the use of voice over packet technologies. We expect that data, voice and multimedia communications technologies will continue to converge, and enterprises will look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs. However, the timing of this progression is unclear and we expect that the continuing industry adjustment will have a negative impact on the level of spending by our enterprise customers.

Wireline Networks

     2002 compared to 2001

     The 49% decline in Wireline Networks revenues in 2002 compared to 2001 was primarily due to a substantial reduction in capital spending by our service provider customers.

     The considerable decline in the circuit and packet voice portion of this segment was the result of continued reduced demand in the local exchange and interexchange carrier markets due to the significant industry adjustment, including industry consolidation and tightened capital markets, and the decline in demand for traditional circuit switching products. During 2002, many of our service provider customers continued to delay their investment decisions on our packet voice solutions due to the technology evolution uncertainty in the industry. In 2002, we continued to experience significant pricing pressures on our traditional circuit switching products due to the increased competition for service provider customers.

     The considerable decline in revenues in the data networking and security portion of this segment was primarily due to a decline in demand for mature products, compounded by the ongoing industry adjustment as our service provider customers, in all regions, continued to reduce their capital expenditures.

     From a geographic perspective, the 49% decline in Wireline Networks revenues in 2002 compared to 2001 was primarily due to a:

•	57% decline in revenues in the United States;
•	32% decline in revenues in EMEA;
•	47% decline in revenues in the Asia Pacific region; and
•	52% decline in revenues in Canada.

     2001 compared to 2000

     The 42% decline in revenues in 2001 compared to 2000 was due to a substantial decline in sales of the circuit and packet voice portion of this segment and a significant decline in the data networking and security portion of this segment.

     The substantial decrease in sales in the circuit and packet voice portion of this segment was primarily the result of reduced demand in the interexchange carrier market due to the significant industry adjustment, industry consolidation, tightened capital markets and the maturing of circuit switching products.

     The significant decline in sales in the data networking and security portion of this segment was primarily due to a decline in demand for mature products, compounded by the continued industry adjustment as customers delayed the purchase of next generation products.

From a geographic perspective, the 42% decline in Wireline Networks revenues was primarily due to a:

•	48% decline in revenues in the United States;
•	36% decline in EMEA; and
•	46% decline in Canada.

     2003

     In the future, we anticipate that service providers will increase the use of packet-based technologies in their communications networks as they look for ways to optimize their existing networks and offer new revenue generating services while controlling capital expenditures and operating costs. However, the timing of this transition is unclear. We expect that the continuing industry adjustment, continuing industry consolidation and reduction in capital spending by our customers will have a negative impact on the level of spending by our service provider customers and could adversely affect Wireline Networks revenues in the future.

Optical Networks

     2002 compared to 2001

     The 57% decline in Optical Networks revenues in 2002 compared to 2001 was primarily the result of substantial reductions in capital spending by our major United States and EMEA customers.

     Our major customers in the long-haul portion of this segment focused on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. Revenues in the optical long-haul portion of the segment declined substantially in 2002 compared to 2001. The considerable decline was primarily due to the continued industry adjustment, including industry consolidation, continued capital spending constraints and, to a lesser extent, the large redeployment of assets that occurred in 2001 and continued throughout 2002. The spending constraints and redeployment of assets were caused primarily by significant excess inventories which resulted in significant pricing pressures.

     Revenues in the metro optical portion of the segment are primarily driven by demand for enterprise connectivity and storage solutions. The substantial decline in revenue in the metro optical portion of the segment in 2002 compared to 2001 was primarily due to a decline in demand for mature products. This decline was compounded by the ongoing industry adjustment as customers continued to focus on optimizing existing networks and delayed the deployment of next generation products. Industry consolidation also contributed to the reduction in service provider capital spending during 2002 and 2001. The current generation of metro products, namely, the OPTera Metro family of products were the key products contributing to revenue in 2002 and accounted for a substantial portion of the overall Optical Networks revenues. Revenue in the metro optical portion of the segment increased as a percentage of total Optical Networks revenue in 2002 compared to 2001.

     From a geographic perspective, the 57% decline in Optical Networks revenues in 2002 compared to 2001 was primarily due to a:

•	60% decline in revenues in the United States;
•	61% decline in revenues in EMEA;
•	41% decline in revenues in the Asia Pacific region; and
•	78% decline in revenues in CALA.

     2001 compared to 2000

     The 65% decline in revenues in 2001 compared to 2000 was primarily the result of substantial reductions in capital spending, primarily by our major United States customers. Our major customers in the long-haul portion of this segment focused on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. Our revenues in the first quarter of 2001 reflected the then in-process network build-outs that had begun in 2000. However, when the industry began experiencing a significant adjustment and the capital markets tightened, our customers reduced their purchases significantly and focused on reducing inventory levels to complete existing network build-outs and on improving the efficiency of existing networks. The continuing industry consolidation in 2001 also contributed to the reduction in service provider capital spending during 2001. Overall, a large redeployment of assets occurred in this segment of the industry in 2001 primarily due to significant excess inventories. This redeployment, in conjunction with the continuing industry consolidation, resulted in significant pricing pressures in 2001. Due to the severe reduction, in number and size, of new network build-outs during 2001, we experienced a substantial decline in the long-haul portion of this segment compared to 2000.

     The substantial decline in sales of the metro optical portion of this segment in 2001 compared to 2000 was primarily due to a decrease in sales volumes of mature optical products that have a metropolitan or regional application.

     From a geographic perspective, the 65% decline in Optical Networks revenues in 2001 compared to 2000 was primarily due to a:

•	83% decline in revenues in the United States; and
•	28% decline in revenues in EMEA.

     2003

     Our major customers in the optical long-haul portion of this segment remain focused on maximizing return on their invested capital by increasing the capacity utilization rates and efficiency of existing networks. We expect that any additional capital spending by those customers will be increasingly directed to opportunities that enhance customer performance, revenue generation, and cost reduction in the near term. We expect that customers in this portion of the segment will continue to focus on route by route activities, adding channels to existing networks, and interconnectivity and bandwidth as it is required in the short term. Further, we believe that building out networks for increased bandwidth will remain longer term projects. Revenues in the optical long-haul portion of the segment are primarily based on network build-outs and, consequently, generally include a number of long-haul products packaged together in an end-to-end solution. As a result, almost all products within this portion of the segment are generally affected in the same manner as fluctuations in the needs of our customers typically result in corresponding increases or decreases in overall optical long-haul revenue.

     In the metro optical portion of this segment, we expect to see an increase in demand for metro Dense Wavelength Division Multiplexing, or metro DWDM, as our customers begin to deploy inter-office fiber infrastructure. As a result, we expect that the metro optical portion of this segment will continue to become a larger percentage of the overall Optical Networks revenues.

     Due to the severe reduction, in number and size, of new optical long-haul network build-outs and due to the nature of the optical long-haul portion of this segment, we do not expect a meaningful recovery in the optical long-haul market before early 2004. Also, we anticipate that pricing pressures on optical system vendors will continue due to intense competition, large inventories and a diminished market. As a result, we expect that our Optical Networks revenues will decline in 2003 and will be one of our last segments to recover from the significant industry adjustment.

Gross profit and gross margin

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	Change	% Change	Change	% Change

Gross profit	$3,607	$3,344	$12,834	$263	8	$(9,490)	(74)
Gross margin	34.2%	19.1%	45.9%	15.1	79	(26.8)	(58)

     The substantial increase in gross profit in 2002 compared to 2001 was primarily due to approximately $209 of incremental charges recorded in 2002 versus approximately $1,500 of incremental charges in 2001. These charges primarily related to incremental inventory provisions and contract and customer settlement costs. After adjusting for these incremental costs, the substantial increase in gross profit in 2002 was primarily due to improvements in our cost structure as we have reduced inventory levels to more closely reflect our sales volume and received more favorable supplier pricing in 2002. Gross profit increased even though we experienced substantial pricing pressures in 2002.

     Gross profit decreased substantially in 2001 compared to 2000 due to substantial declines in revenues and gross margin. The overall decrease in gross margin was primarily due to:

•	approximately $1,500 of incremental charges, related to the entire supply chain and contract and customer settlement costs, resulting from the significant industry adjustment;

•	our fixed cost structure that was not reflective of the lower sales volumes in 2001;

•	pricing pressures across certain products and services, primarily in Optical Networks, resulting from increased competition; and

•	shifts in the geographic mix of sales from the United States to EMEA and the Asia Pacific region, where we generally earn lower gross margins. Sales in the United States accounted for approximately 49% of overall sales in 2001, compared to approximately 60% in 2000.

     During 2002, purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement resulted in favorable gross margin impact of approximately 1.4% compared to 0.9% during 2001. Subsequent to the sale of the majority of our optical components business to Bookham Technology plc on November 8, 2002, we have begun negotiations with JDS related to certain aspects of this arrangement and as a result, we have not recognized any additional purchase discounts beyond November 8, 2002 pending the outcome of these negotiations.

     While we cannot predict the extent to which changes in product mix and pricing pressures will impact our gross margin, we have begun to see the effects of our work plan which we began implementing in 2001 to create a cost structure that is more reflective of the current industry and economic environment. As a result, we expect that gross margin will continue to trend towards the low 40% range in 2003.

     See “Forward-looking statements” for factors that may affect our gross margins.

   Operating expenses

     Selling, general and administrative expense

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

SG&A expense	$2,675	$5,911	$5,416	$(3,236)	(55)	$495	9
As a percentage of revenues	25.3%	33.8%	19.4%	N/A	N/A	N/A	N/A

     Selling, general and administrative, or SG&A, expense declined substantially in 2002 compared to 2001, primarily reflecting the impact of our work plan. Incremental charges of $220 were recorded in 2002 compared to incremental charges of $1,067 in 2001. The incremental charges in both 2002 and 2001 related to increased provisioning for trade and customer financed receivables. The remaining substantial decrease in SG&A expense in 2002 compared to 2001 was primarily due to the impact of workforce reductions, which in turn has also resulted in a reduction in other related costs such as information services and real estate.

     SG&A expense increased in 2001 compared to 2000. During the first half of 2001, we incurred incremental costs that resulted from increasing our investment in North America and international markets across all of our reporting segments. We increased our investment to support our revenue growth in the second half of 2000 and the then anticipated revenue growth for 2001. The increase in SG&A expense in 2001 also resulted from increased provisions of approximately $1,067 related to various trade and customer-financed receivables due to the worsening financial position of certain customers. Excluding the impact of these increased provisions, SG&A expense in 2001 declined significantly compared to 2000.

     In 2003, we expect that our annual SG&A expense will continue to decline although not to the same extent as was experienced in 2002 compared to 2001.

     Research and development expense

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

R&D expense	$2,230	$3,224	$3,633	$(994)	(31)	$(409)	(11)
As a percentage of revenues	21.1%	18.4%	13.0%	N/A	N/A	N/A	N/A

     Research and development, or R&D, expense represents our planned investment in our next generation core products across all businesses. R&D expense decreased substantially in 2002 compared to 2001, reflecting focused investments to drive market leadership across our product portfolios.

     R&D expense decreased significantly in 2001 compared to 2000, reflecting the impact of our initiatives to focus our spending on key potential growth areas.

     Our continuing strategic investments in R&D are aligned with technology leadership in anticipated growth areas, while targeting a level of R&D expense that is representative of our overall cost structure. In 2003, we expect that our annual R&D expense will continue to decline although not to the same extent as was experienced in 2002 compared to 2001.

     In-process research and development expense and amortization of intangibles

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

IPR&D expense	$–	$15	$1,415	$(15)	(100)	$(1,400)	(99)
Amortization of intangibles
Acquired technology	157	807	852	(650)	(81)	(45)	(5)
Goodwill	–	4,148	3,720	(4,148)	(100)	428	12

          IPR&D expense

     In 2001, in-process research and development, or IPR&D, expense reflected the acquisition of JDS Uniphase Corporation’s Switzerland-based subsidiary and its related assets in Poughkeepsie, New York (also known as the 980 NPLC business). In 2000, IPR&D expense primarily reflected the acquisitions of Qtera Corporation, Alteon WebSystems, Inc., Xros, Inc. and CoreTek, Inc.

          Amortization of acquired technology

     The amortization of acquired technology in 2002 primarily reflected the charge related to the acquisition of Alteon. The amortization of acquired technology in 2001 primarily reflected the charges related to the acquisitions of Bay Networks, Inc., Alteon and Clarify Inc. The amortization of acquired technology in 2000 primarily reflected the charge related to the acquisition of Bay Networks.

     The remaining net carrying value of acquired technology will be fully amortized in 2003 and was $98 on December 31, 2002 and $285 on December 31, 2001.

          Amortization of goodwill

     On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. As a result, amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life ceased upon adoption of SFAS 142. We completed the first SFAS 142 transitional impairment test during the second quarter of 2002 and concluded at that time that there was no impairment of recorded goodwill, as the fair values of our reporting units exceeded their carrying amount as of

January 1, 2002. Therefore, the second step of the transitional impairment test under SFAS 142 was not required to be performed.

     As part of our review of financial results during the third quarter of 2002, we evaluated the goodwill associated with the businesses within Optical Networks for potential impairment. The conclusion of those evaluations was that we wrote down the remaining value of goodwill in the amount of $595. For additional information on the write down of goodwill, see “Special charges” in note 6 of the accompanying consolidated financial statements.

     The amortization of goodwill for 2001 primarily reflected the charges related to the acquisitions of Bay Networks, Alteon, Xros, Qtera, Clarify and the 980 NPLC business.

     The amortization of goodwill for 2000 primarily reflected the charges related to the acquisitions of Bay Networks, Qtera and Clarify.

     The remaining net carrying value of goodwill was $2,201 on December 31, 2002 and $2,810 on December 31, 2001.

     Special charges

     In 2002, we recorded special charges of $2,298 related to restructuring activities and write downs of goodwill and other assets. The special charges relating to restructuring were associated with our work plan to streamline operations and activities around core markets and leadership strategies. Our special charges in 2002 related to workforce reduction costs of $926, contract settlement and lease costs of $228, plant and equipment write downs of $433, other charges of $116 and a goodwill write down of $595.

     In 2001, we recorded special charges of $15,781 related to restructuring activities and write downs of goodwill and other assets. The special charges related to workforce reduction costs of $1,361, contract settlement and lease costs of $883, plant and equipment write downs of $970, other charges of $446 and a goodwill write down of $12,121.

     In 2000, we recorded special charges of $267 related to restructuring activities and a one-time intangible asset write down.

     On December 31, 2002, our workforce numbered approximately 37,000 and our previously announced employee reductions were nearing completion. As a result of changes in certain outsourcing plans, we expect to have approximately 36,000 employees by the end of the first quarter of 2003, compared to our previous estimate of approximately 35,000. Going forward, our focus will be on managing each of our businesses based on financial performance, the market and customer priorities. Additional charges will be required in 2003 related to our remaining announced workforce reductions and related charges.

     For additional information related to these restructuring activities, see “Special charges” in note 6 of the accompanying consolidated financial statements.

     Gain (loss) on sale of businesses

     In 2002, the gain on sale of businesses of $40 was primarily related to a gain of $26 on the sale of certain assets relating to our optical components business to Bookham Technology plc. Also in 2002, we sold certain assets of our Service Commerce operation support system business to MetaSolv, Inc. for a gain of $10. For additional information relating to these sales of assets, see “Divestitures, closures and acquisitions” in note 9 of the accompanying consolidated financial statements.

     Loss on sale of businesses for 2001 of $112 was primarily related to a $233 write down of our Service Commerce operation support system business to its net realizable value in the fourth quarter of 2001. The write down related primarily to goodwill and included the operations acquired on the acquisition of Architel Systems Corporation. Net realizable value was determined based on the anticipated proceeds on the sale of the business, which was completed on February 1, 2002. This loss was partially offset by net gains associated with both the outsourcing of certain activities as part of our continued supply chain transformation strategy that began in 1999 and the divestiture of certain non-core businesses in connection with our work plan to streamline our business around core markets.

     In 2000, the gain on sale of businesses of $174 was primarily related to the divestiture of certain manufacturing operations and tangible and intangible assets in connection with our operations strategy.

Other income (expense) — net

     For 2002, other income — net of $6 was primarily related to interest income of $91, a $29 loss on sale or write down of certain minority investments and other expenses of $56.

     For 2001, other expense — net of $351 was primarily related to a loss on sale or write down of certain minority investments. This write down occurred during the third quarter from our review of our investment portfolio, and was due to a change in our strategic focus relative to certain minority investments, as well as an other than temporary decline in carrying values caused by the continued significant downturn in both the industry and economic environment. Public company investments were generally written down against earnings to their current market value. Private company investments were written down to the estimated current market value by applying a telecommunications market average adjustment factor calculated using the declines of a representative group of public companies. Previous mark-to-market adjustments on both our public and private company investments were recorded in accumulated other comprehensive income.

     For 2000, other income — net of $809 was primarily related to a $513 pre-tax ($344 after-tax) gain from the sale of a portion of our share ownership in Entrust, Inc. (formerly Entrust Technologies, Inc.) in the first quarter of 2000, and a $169 pre-tax ($116 after-tax) gain due to a reduction in our investment in Entrust from 33.5% to 27.0% primarily as a result of Entrust’s issuance of common shares in connection with its acquisition of enCommerce, Inc. in the third quarter of 2000.

Interest expense

     Interest expense decreased $55 in 2002 compared to 2001. The decrease was primarily related to a lower level of short-term notes payable in 2002, partially offset by additional interest expense due to long-term debt offerings during 2001. The increase in interest expense of $142 in 2001, compared to 2000, was primarily related to our new debt offerings during the year, and an increase in the amount and cost of borrowings under the commercial paper program during the first and second quarters of 2001.

Income tax benefit (provision)

     In 2002, we recorded a net income tax benefit of $478 on a pre-tax loss of $4,063. Our gross income tax valuation allowances in 2002 were $1,140, including certain additional income tax valuation allowances of $532. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and other negative evidence including our eight consecutive quarters of tax losses, and concluded that it was more likely than not, that certain additional tax valuation allowances of $532 were required. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, additional tax valuation allowances may be required for all or a portion of our deferred tax assets.

     Changes to tax legislation in the first quarter of 2002 in the United States extended the net operating loss carryback period from two years to five years. As a result, we were able to carryback available United States losses from 2001 and utilize approximately $700 of deferred income tax assets previously recognized, generating additional cash recoveries of approximately $700 in 2002.

     Our effective tax benefit/provision rate fluctuates from period to period primarily as a result of the impact of non-tax deductible goodwill amortization and write downs, non-tax deductible restructuring charges, certain additional valuation allowances, stock option compensation expense and in-process research and development expense. As a result, our effective tax rates were neither comparable nor meaningful in 2002, 2001 and 2000.

     For additional information, see “Income taxes” in note 7 of the accompanying consolidated financial statements and “Application of critical accounting policies”.

Net loss from continuing operations

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

Reported results:
Net loss from continuing operations	$(3,585)	$(24,307)	$(2,995)	$20,722	85	$(21,312)	N/A
Basic and diluted loss per common share
— continuing operations	$(0.93)	$(7.62)	$(1.01)	$6.69	88	$(6.61)	N/A

Adjusted results:(a)
Net loss from continuing operations	$(3,585)	$(20,150)	$740	$16,565	82	$(20,890)	N/A
Basic loss per common share
— continuing operations	$(0.93)	$(6.31)	$0.25	$5.38	85	$(6.56)	N/A
Diluted loss per common share
— continuing operations	$(0.93)	$(6.31)	$0.24	$5.38	85	$(6.55)	N/A

(a)	Reflects the implementation of SFAS 142, had the Statement been effective January 1, 2000. For additional information related to results adjusted for the implementation of SFAS 142, see “Accounting changes” in note 3 of the accompanying consolidated financial statements

     As a result of the items discussed under our results of operations, our reported net loss from continuing operations improved by $20,722 in 2002 compared to 2001 and increased by $21,312 in 2001 compared to 2000.

Results of operations — discontinued operations

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

Revenues	$141	$996	$2,327	$(855)	(86)	$(1,331)	(57)

Net loss from discontinued operations
— net of tax	—	(442)	(475)	442	100	33	7
Net loss on disposal of operations
— net of tax	—	(2,568)	—	2,568	100	(2,568)	N/A

Net loss from discontinued operations	$—	$(3,010)	$(475)	$3,010	100	$(2,535)	(534)

Net cash from (used in)
— discontinued operations	$370	$(701)	$(1,140)	$1,071	153	$439	39

     During 2002, we continued to wind down our access solutions operations and there has been no change to the initial disposal strategy or intent to exit the business since June 14, 2001. However, the continued deterioration in industry and market conditions has delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who have also been affected by industry conditions, are taking longer than expected. Therefore, although disposal activities continue beyond the one-year period, we continue to present the access solutions operations as discontinued operations in the accompanying consolidated financial statements. We now expect to complete this plan by mid 2003, subject to the closing of specific transactions, the timing of which may continue to be impacted by customer and business issues and any applicable regulatory requirements.

     For additional information, see “Discontinued operations” in note 18 of the accompanying consolidated financial statements.

Application of critical accounting policies

     Our consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the United States, which require us to make significant estimates and assumptions. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies. The application of these policies requires us to make subjective and objective judgments.

     In general, any changes in estimates or assumptions relating to revenue recognition, provisions for receivables, provisions for inventory and other contingencies (excluding legal contingencies) are directly reflected in the results of our reportable operating segments. Changes in estimates or assumptions pertaining to our tax asset valuations, our pension and post retirement benefits and our legal contingencies are generally not reflected in our reportable operating segments, but are reflected on a consolidated basis.

     We have discussed the application of these critical accounting policies with the Audit Committee of our Board of Directors.

Revenue recognition

     Our material revenue streams are the result of a wide range of activities, from custom design and installation over a long period of time to “pack and ship”, with many variations in between. Our networking solutions also cover a broad range of technologies and are offered on a global basis. As a result, our revenue recognition policies can differ depending on the level of customization within the solution and the contractual terms with the customer. Newer technologies within one of our reporting segments may also have different revenue recognition policies, depending on, among other factors, the specific performance and acceptance criteria within the applicable contract. Therefore, management must use judgment in determining how to apply the current accounting standards and interpretations, not only based on the networking solution, but also within networking solutions based on reviewing the level of customization and contractual terms with the customer. As a result, our revenues may fluctuate from period to period based on the mix of solutions sold and in which geographic region they are sold.

     The collectibility of trade and notes receivables is also critical in determining whether revenue should be recognized, especially considering the current economic environment within our industry. As part of the revenue recognition process, we determine whether trade or notes receivables are reasonably assured of collection and whether there has been deterioration in the credit quality of our customers that could result in our inability to collect the receivables. We will defer revenue and related costs if we are uncertain as to whether we will be able to collect the receivable. When we determine that collection of the receivable is unlikely, we will defer revenue but continue to recognize any related costs. When we determine that a loss exists on a particular contract, we will recognize the loss immediately.

     For further information on our revenue recognition policies relating to our material revenue streams, you should also refer to note 2(d) of the accompanying consolidated financial statements.

Provisions for receivables

     In establishing the appropriate provisions for trade, notes and long-term receivables due from customers, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider:

•	a customer’s ability to meet and sustain their financial commitments;
•	a customer’s current and projected financial condition;
•	the positive or negative effects of the current and projected industry outlook; and
•	the economy in general.

     Once we consider all of these individual factors, we make a determination as to the probability of default. An appropriate provision is then made, which takes into consideration the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are greater than 365 days are fully provisioned for and amounts greater than 180 days are 50% provisioned for. A misinterpretation or misunderstanding of any of the above mentioned conditions could result in bad debts in excess of the provisions determined to be appropriate as of the balance sheet date.

     We recorded receivable provisions, relating to continuing operations, of $266 in 2002, $1,343 in 2001 and $333 in 2000. The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations:

	As at December 31,
	2002	2001

Gross accounts receivable	$2,387	$3,578
Related reserves	(477)	(655)

Net accounts receivable	$1,910	$2,923

Accounts receivable reserves as a percentage of gross accounts receivables	20%	18%

Gross long-term receivables	$822	$1,031
Related reserves	(781)	(828)

Net long-term receivables	$41	$203

Long-term receivable reserves as a percentage of long-term receivables	95%	80%

     Our level of reserves for both accounts receivable and long-term receivables fluctuate depending on all of the factors mentioned above. In 2002 and 2001, significant provisions have been recorded; however, due to the current market conditions and the creditworthiness of some of our customers, it is difficult to determine the extent to which this trend will continue in the future.

Provisions for inventory

     Management must make estimates about the future customer demand for our products when establishing the appropriate provisions for inventory. When making these estimates, we consider general economic conditions and growth prospects within our customers’ ultimate marketplace, and the market acceptance of our current and pending products. These judgments must be made in the context of our customers’ shifting technology needs and changes in the geographic mix of our customers. With respect to our provisioning policy, in general, we fully reserve for surplus inventory in excess of our 365 day demand forecast or that we deem to be obsolete. Generally, our inventory provisions have an inverse relationship with the projected demand for our products. For example, our provisions usually increase as projected demand decreases due to adverse changes in the conditions mentioned above. We have experienced significant changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines, as well as declining market conditions. A misinterpretation or misunderstanding of any of these conditions could result in inventory losses in excess of the provisions determined to be appropriate as of the balance sheet date.

     We recorded inventory provisions and other provisions related to our contract manufacturers and suppliers, relating to continuing operations, of $559 in 2002, $1,676 in 2001 and $450 in 2000. The following table summarizes our inventory balances and related reserves of our continuing operations:

	As at December 31,
	2002	2001

Gross inventory	$1,904	$2,512
Related reserves	(1,015)	(933)

Net inventory	$889	$1,579

Inventory reserves as a percentage of gross inventory	53%	37%
Other reserves for claims related to our contract manufacturers and suppliers(a)	(168)	(565)

(a)	Included in other accrued liabilities and relating to cancellation charges, inventory in excess of future demand, and for the settlement of certain other claims

     In 2003, we believe that we will continue to see constraints on capital expenditures by our customers. As a result, we will continue to closely monitor our inventory reserves to ensure that our provisions appropriately reflect the current market conditions; however, the inventory provisions we have recorded in the past may not be reflective of those in future quarters.

Tax asset valuation

     We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences, all of which will reduce taxable income in the future. We assess the realization of these deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. The main factors that we consider include:

•	future earnings potential determined through the use of internal forecasts;
•	cumulative losses in recent years;
•	history of loss carryforwards and other tax assets expiring;
•	the carryforward period associated with the deferred tax assets; and
•	the nature of the income that can be used to realize the deferred tax asset.

     If it is our belief that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded. Gross income tax valuation allowances were $1,140 in 2002, including certain additional income tax valuation allowances of $532. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our eight consecutive quarters of tax losses, and concluded that it was more likely than not, that certain additional tax valuation allowances of $532 were required.

     If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the net deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the net deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Goodwill valuation

     Commencing January 1, 2002, we test goodwill for possible impairment on an annual basis and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Circumstances that could trigger an impairment test include, but are not limited to:

•	a significant adverse change in legal factors or in the business climate;
•	an adverse action or assessment by a regulator;

•	unanticipated competition;
•	loss of key personnel;
•	the likelihood that a reporting unit or a significant portion of a reporting unit will be sold or disposed of;
•	results of testing for recoverability of a significant asset group within a reporting unit; and/or
•	the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

     The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal value reflect our best estimates.

     In 2002, we incurred a goodwill write down of $595. As a result of the continued decline in both our overall market value generally and within Optical Networks specifically, we evaluated the goodwill associated with the businesses within Optical Networks for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within Optical Networks could no longer support the carrying value of the remaining goodwill associated with them. Fair value was estimated using the expected present value of discounted future cash flows of these businesses. The discount rate used ranged from 12% to 16% and the terminal values were estimated based on terminal growth rates ranging from 3% to 5%.

     In 2001, we incurred a goodwill write down of $12,121. In 2001, we performed an assessment of the carrying values of goodwill associated with our acquisitions. The assessment during that period was performed in light of the significant negative industry and economic trends impacting our operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of our assessment was that the decline in market conditions within the industry was significant and other than temporary. The write downs were primarily related to the goodwill within Enterprise Networks, Optical Networks and Other. Fair value was determined based on discounted future cash flows for the businesses within these reportable segments that had separately distinguishable goodwill balances and whose operations had not yet been fully integrated. The cash flow periods used were five years, the discount rate used was 20%, and the terminal values were estimated based upon terminal growth rates ranging from 5% to 11%. The discount rate was based on our weighted average cost of capital, adjusted for the risks associated with the operations.

     In 2000, we incurred a goodwill write down of $133 related to certain operations in EMEA and as a result of a change in business mandate for those operations from a product focus to a focus on distribution channels.

     For additional information on our goodwill write-downs, see “Special charges” in note 6 of the accompanying consolidated financial statements.

     The carrying value of goodwill was $2,201 at December 31, 2002 and $2,810 at December 31, 2001. For more information on the goodwill amounts attributed to each reportable segment, you should refer to “Consolidated financial statement details” in note 4 of the accompanying consolidated financial statements.

Pension and post retirement benefits

     We maintain various pension and post-retirement benefit plans for our employees in North America and the United Kingdom. These plans include significant pension and post retirement benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. For 2002, the expected long-term rate of return on plan assets used to estimate pension expenses was 7.8% on a weighted average basis, which was the rate determined at September 30, 2001. The expenses for 2001 were based on a weighted average long-term rate of return of 8.1%. The discount rate used to estimate the net pension obligations and expenses for 2002 were 6.3% and 6.7% respectively on a weighted average basis, compared to 6.7% and 7.0% respectively in 2001. The lower rates reflected the decline in global capital markets and interest rates.

     The key assumptions used to estimate the post-retirement costs for 2002 were an expected long-term rate of return on plan assets of 8.0% and a discount rate of 6.8% and 7.0% for the obligations and costs, respectively, both on a weighted average basis. The expected long-term rate of return on plan assets remained unchanged from 2001. The discount rates for the obligations and costs decreased from 7.0% and 7.5% respectively in 2001 due to the decline in global interest rates.

     The difference between the expected long-term rate of return on plan assets and the discount rate reported for the net pension obligations and expenses and the post-retirement benefit obligations and costs is due to the weighted average calculation as a result of the number of countries in which we offer either pension or pension and post-retirement benefits. In developing these assumptions, we evaluated, among other things, input from our actuaries, expected long-term market returns and current high-quality bond rates.

     Plan assets are comprised primarily of common stocks, bonds, debentures, secured mortgages and property. Included in plan assets are common shares of Nortel Networks Corporation with an aggregate market value of $3 in 2002 ($23 in 2001).

     Unrecognized actuarial gains and losses are being recognized over approximately a 12 year period, which represents the weighted average expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. At the end of 2002, we had unrecognized net actuarial losses of $1,400 which could result in an increase to pension expenses in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”.

     The estimated accumulated benefit obligations for the defined benefit plans exceeded the fair value of the plan assets at September 30, 2002 as a result of the negative impact that declines in global capital markets and interest rates had on our pension plan assets and obligations. Accordingly, we recorded a non-cash charge of $692 ($559 after-tax) to shareholders’ equity for the minimum pension liability. A similar charge may be required in the future as the impact of changes in global capital markets and interest rates on the value of our pension plan assets and obligations is measured.

     During 2002, we made $75 in required cash contributions to our registered defined benefit pension plans as well as additional voluntary contributions of $75. In 2003, we expect required cash contributions under applicable legislation to be similar to those made in 2002, although global capital market and interest rate fluctuations could impact future funding requirements.

     For 2003, our expected rate of return on plan assets remains unchanged from 2002 for pension expenses and post-retirement costs. However, for 2003, we lowered our discount rate approximately 0.4% to 6.3% on a weighted average basis for pension expenses and 0.25% to 6.8% on a weighted average basis for post-retirement costs given the current global interest rates. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. If the actual operation of the plans differs from the assumptions, additional contributions by us may be required. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

Other contingencies

     We are subject to the possibility of various loss contingencies arising in the ordinary course of business. As a result, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We recognize a reserve for an estimated loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

     We are also subject to proceedings, lawsuits and other claims (some of which may involve substantial dollar amounts), including proceedings under laws and government regulations related to securities, environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations and financial condition. For more information related to our outstanding legal proceedings, see “Contingencies” in note 20 of the accompanying consolidated financial statements.

Liquidity and capital resources

Cash flows

     The following table summarizes our cash flows by activity and cash on hand:

	Year ended December 31,
	2002	2001

Net cash from (used in) operating activities of continuing operations	$(589)	$425
Net cash used in investing activities of continuing operations	(220)	(801)
Net cash from financing activities of continuing operations	713	2,956
Effect of foreign exchange rate changes on cash and cash equivalents	74	(10)

Net cash from (used in) continuing operations	(22)	2,570
Net cash from (used in) discontinued operations	370	(701)

Net increase in cash and cash equivalents	348	1,869
Cash and cash equivalents at beginning of year — net	3,513	1,644

Cash and cash equivalents at end of year — net	$3,861	$3,513

     During 2002 and 2001, we took actions to strengthen our cash and liquidity positions. As of December 31, 2002, our primary source of liquidity is our current cash and cash equivalents, or cash. At December 31, 2002, we had cash of $3,861, excluding $249 of restricted cash. We believe this cash will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers declines more significantly than we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities when and as needed, or that liquidity-generating transactions or financings will be available to us on acceptable terms or at all.

     Cash flows used in operating activities were $589 due to a net loss of $3,585, less an adjustment of $2,352 for non-cash related items, plus a net cash inflow of $644 from operating assets and liabilities. The reduction in income tax was primarily due to the collection of $1,385 in income tax refunds during the period. Any future income tax payments are expected to be minimal versus historical levels until we utilize our available income tax loss carryforwards and tax credits. The reduction in the remaining operating assets and liabilities was primarily due to the continued decline in sales volumes and the associated size of the business, as well as the utilization of certain contract manufacturer and supplier provisions and restructuring provisions.

     Cash flows used in investing activities were $220 and were primarily due to: an increase of $231 in restricted cash held as cash collateral for certain customer bid and performance bonds and contracts; and expenditures for plant and equipment of $335. These amounts were partially offset by: proceeds on disposal of certain plant and equipment of $236, mainly related to the sale of certain real estate in the United Kingdom; a net decrease of $35 in our long-term receivables; and net proceeds on the sale/acquisition of investments and businesses of $75, primarily related to the sale of certain assets of our Service Commerce operation support system business. In 2003, we expect that our expenditures for plant and equipment will be similar in amount to 2002.

     Cash flows generated from financing activities were $713 and were primarily due to $1,486 of net proceeds primarily generated by the equity offerings on June 12, 2002. This amount was partially offset by: net cash of $445 used to reduce our long-term debt; and a net reduction of $318 of notes payable.

Uses of liquidity

     Our cash requirements for the next 12 months are primarily to fund:

•	operations;
•	research and development;
•	workforce reduction and other restructuring activities;
•	capital expenditures;
•	pension and post retirement benefits;
•	debt service;
•	customer financings; and
•	committed investments.

     Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws.

     Obligations under special charges

     The remaining cash payments of $435 relating to workforce reduction initiatives are expected to be substantially completed by the end of 2003. The remaining cash payments of $673 related to contract settlement and lease costs are expected to be substantially completed by the end of 2006. Additional charges will be required in 2003 related to our remaining announced workforce reductions and related charges. We expect restructuring related cash outflows of approximately $900 in 2003.

     Contractual cash obligations

	Payments due
							Total
Contractual cash obligations(a)	2003	2004	2005	2006	2007	Thereafter	obligations

Long-term debt	$233	$20	$—	$1,465	$—	$2,234	$3,952
Outsourcing contracts	291	273	270	268	265	263	1,630
Operating leases	316	229	203	150	121	707	1,726
Unconditional purchase obligations	80	30	—	—	—	—	110

Total contractual obligations	$920	$552	$473	$1,883	$386	$3,204	$7,418

(a)	Contractual cash obligations do not include provisioned lease costs as they were included in our special charges

     On October 1, 2002, we repaid the $300 6.88% Notes due October 1, 2002, including accrued interest, as part of our normal course debt repayments. Also during 2002, we purchased $36 of our 6.00% Notes due September 1, 2003 and $186 of our 6.125% Notes due February 15, 2006. In 2002, we have made all required cash contributions to our registered pension plans as well as additional voluntary contributions, totaling approximately $150. In 2003, we plan to repay the remaining $164 of our 6.00% Notes due September 1, 2003.

     Commitments and guarantees

        Bid and performance related bonds

     We enter into bid and performance related bonds in connection with various contracts. These contracts generally have terms ranging from two to five years. Performance related bonds generally have a term of about twelve months and are typically renewed, as required, over the term of the applicable contract. Bid bonds generally have a much shorter term than performance related bonds, depending on the length of the bid period for the applicable contract. Any potential payments that we would be required to make are related to our performance under the applicable contract. The following table provides information related to these types of bonds:

	As at December 31,
Bid and performance related bonds(a)	2002	2001

Performance guarantees(b)	362	1,170

(a)	Represents available and undrawn commitments as at December 31, 2002 and December 31, 2001
(b)	$249 in cash and cash equivalents was restricted as cash collateral and is excluded from the December 31, 2002 balance

     Historically, we have not had to make material payments and we do not anticipate that we will be required to make material payments under these types of bonds.

     The criteria under which customer performance bonds and contracts can be obtained have changed due to declines in the economic and industry environment and our credit condition. As a result, we have experienced increased cash collateral requirements and/or increased fees in connection with obtaining new customer performance bonds and contracts. However, we do not expect that the requirements and/or fees to obtain customer performance bonds and contracts will have a material adverse effect on our ability to win contracts from potential customers.

     Our support facility with EDC provides support for certain of our obligations under bid and performance related bonds and may reduce the requirement for us to provide cash collateral to support these obligations. Although this facility provides for up to $750 in support, only $300 is committed support for these bonds (within certain parameters). In addition, any bid or performance related bonds with terms that extend beyond June 30, 2004, which is the expiry date of this facility, are currently not eligible for the support provided by this facility. Unless EDC agrees to an extension of the facility or agrees to provide support in respect of any such bid or performance related bonds on a case-by-case basis outside the scope of the facility, we may be required to provide cash collateral to support these obligations. In addition to the support facility with EDC, our existing security agreements permit us to secure additional obligations under bid and performance related bonds with the assets pledged under the security agreements and to provide cash collateral as security for these types of bonds. See “Available credit and support facilities” for additional information on this support facility and the security agreements.

        Third party debt agreements

     In the normal course of business, we have guaranteed the debt of certain customers. These third party debt agreements require us to make debt payments throughout the term of the related debt instrument if the customer fails to make a scheduled payment. The following table provides information related to our third party debt agreements:

	As at December 31,
Third party debt agreements(a)	2002	2001

Financial guarantees	$13	$12

(a)	Represents available and undrawn commitments as at December 31, 2002 and December 31, 2001

     Historically, we have not had to make material payments and currently we do not anticipate that we will be required to make material payments under these debt instruments. See “Guarantees and commitments” in note 12 of the accompanying consolidated financial statements for additional information.

        Supply and network outsourcing contracts

     We enter into supply contracts with customers for products and services, which in some cases involve new, undeveloped technologies or requirements for us to build and operate networks. We also enter into network outsourcing contracts with customers to operate their networks. Some of these supply and network outsourcing contracts contain delivery and installation timetables, performance criteria and other contractual obligations. If we do not meet these requirements, it could result in:

•	our having to pay substantial penalties or liquidated damages;
•	the termination of the related supply or network outsourcing contract; and/or
•	the reduction of shared revenues, in certain circumstances.

     As is common in our industry, our supply and network outsourcing contracts are highly customized to address each customer’s particular needs and concerns. The nature of the triggering events and the amounts and timing of the penalties associated with these contracts can vary significantly due to a variety of complex, interrelated factors. We have not experienced material penalty payments on our supply and network outsourcing contracts in any recent reporting period.

     Certain of our key supply arrangements were negotiated prior to the current industry and economic downturn. As a result of the extent and duration of this downturn, in respect of one of these arrangements, based on our current revenue levels, we will not meet the minimum volume levels contained in the contract. As a result, we may be obligated to compensate the supplier for certain direct costs. The amount of such direct costs cannot be reasonably estimated at this time. The amount of any such compensation would be based on a variety of complex, interrelated factors (including applicable factors that could mitigate such direct costs). An obligation to pay such compensation could have a material adverse effect on our business, results of operations, financial condition and/or supply relationships.

     Customer financing

     Generally, customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for non-product costs associated with network installation and integration of our products and services. We may also provide funding for working capital purposes and equity financing.

     The following table provides information related to our customer financing commitments, excluding our discontinued operations:

	As at December 31,
	2002	2001

Drawn and outstanding—gross(a)	$1,091	$1,351
Related reserves	(799)	(887)

Drawn and outstanding—net	292	464
Undrawn commitments	801	1,611

Total customer financing	$1,093	$2,075

(a)	Includes short-term and long-term amounts

     We currently have customer financing commitments and/or balances outstanding in connection with the construction of new networks, including 3G wireless networks. Although we may commit to provide customer financing to customers in areas that are strategic to our core businesses, we remain focused on reducing our overall customer financing exposures consistent with our financing agreements. During 2002, we reduced undrawn commitments by $810 reflecting commitment expiration, cancellations and changing customer business plans. In addition to being highly selective in providing customer financing, we have programs in place to monitor and mitigate customer credit risk, including performance milestones and other conditions of funding. Management is focused on the strategic use of our customer financing capacity and on reducing the amount of our existing and future customer financing exposure.

     We continue to regularly assess the levels of our customer financing provisions based on a loan-by-loan review to evaluate whether they reflect current market conditions. We review the ability of our customers to meet their repayment obligations and determine our provisions accordingly. Any misinterpretation or misunderstanding of these factors by us may result in losses in excess of our provisions. These losses could have a material adverse effect on our business, results of operations, financial condition and customer relationships.

     In 2001 and 2002, our ability to place customer financing with third-party lenders was significantly reduced primarily due to:

•	reduced demand for telecommunications financings in capital and bank markets as a result of network overcapacity, bankruptcies and financial difficulties in the industry;
•	our current credit condition;
•	adverse changes in the credit quality of our customers; and
•	economic downturns in various countries.

     As a result, we are currently directly supporting most commitments and outstanding balances and expect this to continue in the future as well. While we will continue to seek to arrange for third-party lenders to assume our customer financing obligations, we expect to fund most customer financings in the normal course of our business from working capital and conventional sources of external financing. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Based on the terms of the existing agreements, we expect that a substantial amount of these undrawn commitments will not be funded in 2003. However, we cannot predict with certainty the extent to which our customers will satisfy the applicable conditions for funding, and subsequently request funding, prior to the termination date of the commitments.

     Joint ventures/minority interests

     On October 19, 2002, we entered into a number of put option and call option agreements as well as a share exchange agreement with our partner in three European joint ventures. If the options and share exchange are exercised, we would be required to deliver to our joint venture partner net consideration of approximately $114, consisting of approximately $42 in cash, and an in-kind component of approximately $72, representing the return of a loan note currently owed to us by an affiliate of our joint venture partner. The option agreements and the share exchange agreement can be exercised between July 1, 2003 and December 31, 2003 subject to certain terms and conditions. If the transactions are completed, we will acquire the minority interests in two of these joint ventures and dispose of our minority interest in the third joint venture.

     For additional information, see “Guarantees and commitments” in note 12 of the accompanying consolidated financial statements.

Discontinued operations

     As of December 31, 2002, the remaining accruals of the discontinued access solutions operations totaled $81 and were related to future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition, the impact of which is expected to be partially offset by proceeds from the sale of certain remaining assets. During 2002, we generated cash of approximately $82 on the disposition of various assets from the access solutions operations.

     For additional information related to our discontinued operations, see “Discontinued operations” in note 18 of the accompanying consolidated financial statements.

Sources of liquidity

     Available credit and support facilities

     We currently have $750 in available and undrawn credit facilities which expire in April 2005. These credit facilities were entered into on April 12, 2000 by Nortel Networks Limited and Nortel Networks Inc. and permit borrowings for general corporate purposes. As of December 31, 2002, there were no outstanding balances under our available credit facilities.

     The following table summarizes our credit facilities:

	As at December 31,
	2002	2001

December 2001 364-day credit facilities	$–	$1,575
April 2000 five year credit facilities	750	750
April 2002 364-day revolving credit facilities	–	1,750

Total available credit facilities	$750	$4,075

     The $750 April 2000 five year credit facilities contain a financial covenant requiring that Nortel Networks Limited’s consolidated tangible net worth at any time be not less than $1,888. As of December 31, 2002, we were in compliance with this covenant. We continue to monitor the financial position of Nortel Networks Limited in light of this covenant and if we continue to incur net losses or record additional charges relating to our restructuring work plan, the accounting of our registered pension plans, the valuation of deferred income tax assets or for other events, Nortel Networks Limited’s consolidated tangible net worth may be reduced below the $1,888 threshold. If Nortel Networks Limited is unable to comply with the consolidated tangible net worth covenant, we will be unable to access the $750 April 2000 five year credit facilities.

     On December 13, 2002, we announced amendments to our security agreements to facilitate our future financial flexibility. These security agreements pledge substantially all of the assets of Nortel Networks Limited in favor of certain lenders and the holders of our outstanding public debt. The amendments, among other things, permit us to secure additional obligations with the assets pledged under the security agreements. These additional obligations include those under the support facility with EDC and other indemnity, guarantee and reimbursement obligations with respect to letters of credit, letters of guarantee, performance bonds, surety bonds, indemnification arrangements and other instruments. As part of the amendments to the security agreements, we terminated the $1,175 April 2002 364-day revolving credit facilities that would have expired in April 2003. These credit facilities had previously been amended and extended, and reduced in size from $1,750 to $1,175 on April 8, 2002. Also on December 13, 2002, our $1,510 December 2001 364-day credit facilities expired and were not extended. During 2002, we sold certain real estate in the United Kingdom, which resulted in reductions in the available commitments under the December 2001 364-day credit facilities from $1,575 to $1,510.

     On February 14, 2003, Nortel Networks Limited entered into an agreement with EDC regarding arrangements to provide support, on a secured basis, of certain of our contingent obligations arising out of normal course business activities, including letters of credit, letters of guarantee, indemnity arrangements, performance bonds, surety bonds, receivables sales, securitizations, and similar instruments issued or entered into for our benefit. This facility, which expires on June 30, 2004, provides for up to $750 in performance-related support and is comprised of:

•	up to $300 of committed support for performance bonds (within certain parameters);
•	up to $150 of uncommitted support for receivables sales/securitizations; and
•	up to $300 of additional uncommitted support for performance bonds and receivable sales/securitizations.

     The support facility with EDC does not materially restrict our ability to sell any of our assets (subject to certain maximum amounts) or to purchase or pre-pay any of our currently outstanding debt. EDC is not obligated to make any support available unless certain customary conditions are satisfied, including that Nortel Networks Limited’s senior long-term debt rating by Moody’s has not been downgraded to less than B3 and that its debt rating by S&P has not been downgraded to less than B–. If we default on our obligations under this facility and EDC realizes upon the security provided under the security agreements in an amount exceeding $100, we would be in default under the $750 April 2000 five year credit facilities and our public debt.

     Any amounts that are drawn under the $750 April 2000 five year credit facilities and all of the obligations under the support facility with EDC and our current outstanding public debt are secured equally and ratably with each other. The security provided under the security agreements is comprised of:

•	liens on substantially all of the assets of Nortel Networks Limited and those of most of its United States and Canadian subsidiaries;
•	share pledges in certain of Nortel Networks Limited’s other subsidiaries; and
•	guarantees by certain of Nortel Networks Limited’s wholly owned subsidiaries.

     The security agreements were entered into in connection with the $1,510 December 2001 364-day credit facilities, which have expired. The security became effective in the second quarter of 2002, following Moody’s downgrade of Nortel Networks Limited’s senior long-term debt rating to below investment grade. At that time, the security became effective in respect of the $1,510 December 2001 364-day credit facilities, as well as any other credit facilities and outstanding public debt which, by their terms, required that the security also apply to them. This included the $1,175 April 2002 364-day revolving credit facilities, which we have terminated, the $750 April 2000 five year credit facilities and our outstanding public debt.

     If Nortel Networks Limited’s senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security will be released in full. If both the $750 April 2000 five year credit facilities and the support facility with EDC are terminated or expire, the security will also be released in full. We may provide EDC with cash collateral (or any other alternative collateral acceptable to EDC), in an amount equal to the total amount of our outstanding obligations and undrawn commitments and expenses under this facility, in lieu of the security provided under the security agreements.

     For additional information relating to our outstanding public debt and the $750 April 2000 five year credit facilities, see “Long-term debt and credit facilities” in note 10 of the accompanying consolidated financial statements. For additional information relating to the support facility with EDC, see “Subsequent events” in note 21 of the accompanying consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 22 of the accompanying consolidated financial statements. For information relating to our debt ratings, see “Credit ratings” below. See “Forward-looking statements” for factors that may affect our ability to comply with covenants and conditions in our credit and support facilities in the future.

     Shelf registration statement and base shelf prospectus

     In the second quarter of 2002, we filed a shelf registration statement with the United States Securities and Exchange Commission and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify for the potential sale of up to $2,500 of various types of securities in the United States and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of December 31, 2002, we have utilized approximately $1,700 of the $2,500 available under the shelf registration statement and base shelf prospectus. Approximately $800 remains available for use.

     At the same time as the filing of the shelf registration statement and base shelf prospectus, Nortel Networks Limited and its financing subsidiary withdrew a shelf registration statement filed with the United States Securities and Exchange Commission under which they were previously eligible to issue up to $1,000 in debt securities and warrants to purchase debt securities.

Credit ratings

Rating on long-term
debt issued or
	guaranteed by Nortel	Rating on preferred
	Networks Limited/Nortel	shares issued by Nortel
Rating agency	Networks Corporation	Networks Limited	Last update

Standard & Poor’s Ratings Service	B	CCC	September 18, 2002
Moody’s Investor Services, Inc.	B3	Caa3	November 1, 2002

     The ratings remain on negative outlook by Moody’s and Standard & Poor’s. There can be no assurance that our credit ratings will not be lowered further or that such ratings agencies will not issue adverse commentaries, potentially resulting in higher financing costs and further reduced access to capital markets or alternative financing arrangements. Our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain customer performance bonds and contracts, access the support facility with EDC and/or enter into normal course derivative or hedging transactions.

Debt to capitalization ratio

     The total debt to total capitalization ratio of Nortel Networks was 61% at December 31, 2002, compared to 47% at December 31, 2001. The ratio reflects the increase in our deficit, partially offset by the equity offerings on June 12, 2002.

     See our “Forward-looking statements” for factors that may impact our liquidity and capital resources.

Off-balance sheet arrangements, contractual obligations and contingent liabilities and commitments

Off-balance sheet arrangements

     We currently conduct certain receivable sales and lease financing transactions through special purpose entities and are in the process of assessing the structure of these transactions against the criteria set out in the Financial Accounting Standards Board Interpretation No. 46—“Consolidation of Variable Interest Entities”, or FIN 46.

     Our receivable sales transactions are generally conducted either directly with financial institutions or with multi-seller conduits. We do not expect that we will be required to consolidate any of these entities or provide any of the additional disclosures set out in FIN 46.

     Certain lease financing transactions are structured through single transaction special purpose entities that currently do not have sufficient equity at risk as defined in FIN 46. In addition, we retain certain risks associated with guaranteeing recovery of between 75 percent and 88 percent of the unamortized principal balance of debt which is expected to represent the majority of the risks associated with the special purpose entities’ activities. This percentage will be adjusted over time as the underlying debt matures. Therefore, we expect that unless the existing arrangements are modified prior to July 1, 2003, we will be required to consolidate the assets, liabilities and any non-controlling interests of these special purpose entities effective July 1, 2003. The total assets and total liabilities held by these entities at December 31, 2002 were approximately $176 and $176 respectively.

Contractual obligations

     The following table summarizes our contractual obligations over the periods noted below:

	Payments due
							Total
Contractual cash obligations(a)	2003	2004	2005	2006	2007	Thereafter	obligations

Long-term debt	$233	$20	$–	$1,465	$–	$2,234	$3,952
Outsourcing contracts	291	273	270	268	265	263	1,630
Operating leases	316	229	203	150	121	707	1,726
Unconditional purchase obligations	80	30	–	–	–	–	110

Total contractual obligations	$920	$552	$473	$1,883	$386	$3,204	$7,418

(a)	Contractual cash obligations do not include provisioned lease costs as they were included in our special charges

Contingent liabilities and commitments

     Customer financing commitments

     In certain instances, we are committed to provide future financing to certain customers in connection with their purchases of our products and services. The undrawn commitments were $801 at December 31, 2002 and $1,611 at December 31, 2001. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Based on the terms of the existing agreements, we expect that a substantial amount of these undrawn commitments will not be funded in 2003. However, we cannot predict with certainty the extent to which our customers will satisfy the applicable conditions for funding, and subsequently request funding, prior to the termination date of the commitments.

     Purchase commitments

     We have entered into purchase commitments with certain suppliers under which we commit to buy a minimum amount or percentage of designated products in exchange for price guarantees or similar concessions. In certain of these agreements, we may be required to acquire and pay for such products up to the prescribed minimum or forecasted purchases.

     In addition to such purchase commitments, we have also agreed with JDS Uniphase Corporation that if we purchase a minimum amount of designated products determined as a percentage of our total purchases for such products during the period from January 1, 2001 to December 31, 2003, we would earn consideration from JDS as a reduction in whole or in part, of the $500 deferred consideration otherwise payable in our common shares to JDS. The consideration was valued at $500 as at the of February 5, 2001 agreement date and has been recorded as purchase discounts and reflected as a reduction of cost of revenues in the amount of $149 and $152 in 2002 and 2001, respectively. We believe that our purchases to date are sufficient to meet the required percentage of our total purchases to December 31, 2003. Subsequent to the sale of the majority of our optical components business to Bookham Technology plc on November 8, 2002, we have begun negotiations with JDS related to certain aspects of this arrangement and as a result, we have not recognized any additional purchase discounts beyond November 8, 2002 pending the outcome of these negotiations.

     We entered into an arrangement with a minimum purchase commitment of $120 with Bookham. The terms of the commitment require us to purchase $120 of product from Bookham between November 8, 2002 and March 31, 2004. Should there be a shortfall, we would make a cash payment for a portion of the balance.

     Joint ventures/minority interests

     On October 19, 2002, we entered into a number of put option and call option agreements as well as a share exchange agreement with our partner in three European joint ventures. If the options and share exchange are exercised, we would be required to deliver to our joint venture partner net consideration of approximately $114, consisting of approximately $42 in cash, and an in-kind component of approximately $72, representing the return of a loan note currently owed to us by an affiliate of our joint venture partner. The option agreements and the share exchange agreement can be exercised between July 1, 2003 and December 31, 2003, subject to certain terms and conditions.

     Other contingent liabilities and commitments

     Through our normal course of business, we have also entered into other indemnifications or guarantees that arise in various types of arrangements including:

•	business sale agreements;
•	intellectual property indemnification obligations;
•	lease agreements;
•	third party debt agreements;
•	indemnification of lenders and agents under credit facilities; and
•	other indemnification agreements.

     Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. However, for those agreements where we have been able to make an estimate, the maximum amount that we would be obliged to pay under these indemnifications and guarantees would be $207.

     For more information on these contingent liabilities and commitments, you should refer to “Guarantees and commitments” in note 12 of the accompanying consolidated financial statements.

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

     For a discussion of our accounting policies for derivative financial instruments, see “Significant accounting policies” in note 2(s) of the accompanying consolidated financial statements. Additional disclosure of our financial instruments is included in “Financial instruments and hedging activities” in note 11 of the accompanying consolidated financial statements.

     We manage foreign exchange exposures using forward and option contracts to hedge firm sale and purchase commitments. Our most significant foreign exchange exposures are in the Canadian dollar, the United Kingdom pound and the Euro. We enter into United States to Canadian dollar forward and option contracts intended to hedge the United States to Canadian dollar exposure on future revenue and expenditure streams. We recognize the gains and losses on these contracts in income when the hedged transaction occurs.

     We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business will be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our exposures to major currencies. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Our significant currency flows for the year ended December 31, 2002 were in United States dollars, Canadian dollars, United Kingdom pounds and the Euro. The net impact of foreign exchange fluctuations resulted in gains of $24 in 2002, $2 in 2001 and $10 in 2000. Given our exposure to international markets, we regularly monitor all of our foreign currency exposures. We cannot predict whether we will incur foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition.

     We manage interest rate exposures using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. We manage these exposures using interest rate swaps, which reduce our cost of financing and the fluctuations in the total interest expense. We record net settlements on these swap instruments as adjustments to interest expense.

     We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse changes in foreign exchange rates. The balances are segregated by source currency, and a hypothetical unfavorable variance in foreign exchange rates of 10% is applied to each net source currency position using year-end rates, to determine the potential decrease in cash flows over the next year. The sensitivity analysis includes all foreign currency-denominated cash, short-term and long-term debt, and derivative instruments that will impact cash flows over the next year that are held at December 31, 2002 and 2001, respectively. The underlying cash flows that relate to the hedged firm commitments are not included in the analysis. The analysis is performed at the reporting date and assumes no future changes in the balances or timing of cash flows from the year-end position. Further, the model assumes no correlation in the movement of foreign exchange rates. Based on a one-year time horizon, a 10% adverse change in the exchange rates would result in a potential decrease in after-tax cash flows of $132 as of December 31, 2002 and $91 as of December 31, 2001. This potential decrease would result primarily from our exposure to the Canadian dollar, the United Kingdom pound and the Euro.

     We also use sensitivity analysis to measure our interest rate risk. As of December 31, 2002, a 100 basis point adverse change in interest rates would not have a material effect on our business, results of operations and financial condition.

Legal proceedings

     Nortel Networks and/or certain of our directors and officers have been named as defendants in various class action lawsuits. We are unable to determine the ultimate aggregate amount of monetary liability or financial impact in these legal matters, which unless otherwise specified, seek damages of material or indeterminate amounts. We are also a defendant in various other suits, claims, proceedings and investigations which are in the normal course of business. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results or operations and financial condition. We, and any of our named directors or officers, intend to vigorously defend these actions suits, claims, proceedings and investigations.

     For additional information related our legal proceedings, see “Contingencies” in note 20 of the accompanying consolidated financial statements.

Environmental matters

     We are subject to numerous environmental protection laws and regulations in various jurisdictions around the world, primarily due to our manufacturing operations. As a result, we are exposed to liabilities and compliance costs arising from our past and current generation, management and disposition of hazardous substances and wastes.

     We have remedial activities under way at twelve of our facilities which are either currently occupied or were previously owned or occupied. We have also been listed as a potentially responsible party at five Superfund sites in the United States. An estimate of our anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in our environmental accruals in an approximate amount of $30.

     For a discussion of Environmental matters, see “Contingencies” in note 20 of the accompanying consolidated financial statements.

Forward-looking statements

     Certain statements in this Annual Report on Form 10-K, contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described below. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We have restructured our business to respond to industry and market conditions. The assumptions underlying our restructuring efforts may prove to be inaccurate and we may have to restructure our business again in the future.

     We continue to restructure our business to realign resources and achieve desired cost savings. We have based our restructuring efforts on certain assumptions regarding the cost structure of our business and the nature, severity and duration of the industry downturn which may or may not be correct. Our restructuring efforts may not be sufficient for us to achieve profitability and meet the changes in industry and market conditions. We must be able to successfully implement our work plan and refine, expand or extend it if necessary, if we are to reduce our cost structure appropriately to respond to changing market conditions. We must also manage the potentially higher growth areas of our business, as well as the non-core areas, in order for us to achieve a return to profitability.

     While restructuring, we have made, and will continue to make, judgments as to whether we should further reduce our workforce or exit, or dispose of, certain businesses. These workforce reductions may impair our ability to achieve our current or future business objectives. Costs incurred in connection with restructuring efforts may be higher than estimated. Any decision by management to further limit investment or exit, or dispose of, businesses may result in the recording of additional charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and a return to profitability.

     As part of our review of restructured businesses, we also look at the recoverability of their tangible and intangible assets. Future market conditions may trigger further write downs of these assets due to uncertainties in:

•	the estimates and assumptions used in asset valuations, which are based on our forecasts of future business performance; and
•	accounting estimates relating to the useful life and recoverability of the net book value of these assets, including goodwill, net deferred taxes, pension assets and other intangible assets.

     We have stated that we will continue to review our work plan based on an ongoing assessment of the industry adjustment.

We may be materially and adversely affected by continued reductions in spending by our customers.

     A continued slowdown in capital spending by service providers and other customers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by our customers, coupled with existing economic and geopolitical uncertainties and the potential impact on customer demand, has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. Many of our traditional customers have already begun to invest in data networking and/or are in the process of transitioning from voice-only networks to networks which include data traffic. However, as a result of changes in industry and market conditions, many of our customers have significantly reduced their capital spending. Our revenues and operating results have been and may continue to be materially and adversely affected by the continued reductions in capital spending by our customers. If the reduction of capital spending continues longer than we expect and we continue to incur net losses as a result or if we are required to record additional charges relating to our restructuring work plan, the valuation of deferred income tax assets or for other events, we may be unable to comply with the financial covenant under our current credit facilities. As well, we have focused on the larger customers in certain markets, which provide a substantial portion of our revenues. A reduction or delay in business from one or more of these customers, or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations and financial condition.

Our operating results have historically been subject to yearly and quarterly fluctuations and are expected to continue to fluctuate.

     Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to successfully implement programs to stimulate customer spending by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their networks;
•	our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;
•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;
•	increased price and product competition in the networking industry;
•	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities and other items in our consolidated financial statements;
•	the impact of changes in global capital markets and interest rates on our pension plan assets and obligations;
•	our ability to implement our work plan without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies, the delivery of high quality robust products at competitive prices, the maintenance of technological leadership, the effectiveness of our internal processes and organizations and the retention of qualified personnel;
•	fluctuations in our gross margins;
•	the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;
•	variations in sales channels, product costs and the mix of products sold;
•	the size and timing of customer orders and shipments;
•	our ability to continue to obtain customer performance bonds and contracts;
•	our ability to maintain appropriate inventory levels;
•	the impact of acquired businesses and technologies;
•	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products;
•	changes in legislation, regulation and/or accounting rules;
•	the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage; and
•	acts of terrorism or the outbreak of hostilities or armed conflict between countries.

     Our decision to adopt fair value accounting for employee stock options on a prospective basis commencing January 1, 2003 will cause us to record an expense over the stock option vesting period, based on the fair value at the date the options are granted, and could have a significant negative effect on our reported results.

     Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, to value our deferred tax assets and to accrue unfunded pension liabilities, each of which may have a negative effect on our reported results.

     We enter into agreements that may require us to make certain indemnification payments to third parties in the event of certain changes in an underlying economic characteristic related to assets, liabilities or equity securities of such third parties. We have historically not made any significant indemnification payments under such agreements. The occurrence of events that may cause us to become liable to make an indemnification payment is not within our control and an obligation to make a significant indemnification payment under such agreements could have a significant negative effect on our reported results.

     Significant fluctuations in our operating results could contribute to volatility in the market price of Nortel Networks common shares.

Economic conditions in the United States, Europe, Canada and globally affecting the industry, as well other trends and factors affecting the industry, are beyond our control and may result in reduced demand and pricing pressure on our products.

     There are trends and factors affecting the industry that are beyond our control and may affect our operations. Such trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;
•	adverse changes in our current credit condition or the credit quality of our customers and suppliers;
•	adverse changes in the market conditions in our industry and the specific markets for our products;
•	the trend towards the sale of integrated networking solutions;
•	visibility to, and the actual size and timing of, capital expenditures by our customers;
•	inventory practices, including the timing of product and service deployment, of our customers;
•	the amount of network capacity and the network capacity utilization rates of our customers, and the amount of sharing and/or acquisition of new and/or existing network capacity by our customers;
•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;
•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;
•	conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;
•	governmental regulation or intervention affecting communications or data networking; and
•	the effects of war and acts of terrorism, such as disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

     Economic conditions affecting the industry, which affect market conditions in the telecommunications and networking industry, in the United States, Europe, Canada and globally, affect our business. Reduced capital spending and/or negative economic conditions in these and/or other areas of the world have resulted in, and could continue to result in, reduced demand for or increased pricing pressures on our products.

Our gross margins may be negatively affected, which in turn would negatively affect our operating results and could contribute to volatility in the market price of Nortel Networks common shares.

     Our gross margins may be negatively affected as a result of a number of factors, including:

•	increased price competition;

•	excess capacity or excess fixed assets;
•	customer and contract settlements;
•	higher product, material or labour costs;
•	increased inventory provisions or contract and customer settlement costs;
•	warranty costs;
•	obsolescence charges;
•	loss of cost savings on future inventory purchases as a result of high inventory levels;
•	introductions of new products and costs of entering new markets;
•	increased levels of customer services;
•	changes in distribution channels; and
•	changes in product and geographic mix.

     Lower than expected gross margins would negatively affect our operating results and could contribute to volatility in the market price of Nortel Networks common shares.

We may not be able to attract or retain the specialized technical and managerial personnel necessary to achieve our business objectives.

     Competition for certain key positions and specialized technical personnel in the high-technology industry remains strong, despite current economic conditions. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel in a timely manner, particularly in key senior management positions and in our key areas of potential growth. An important factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans and employee investment plans. The scope of these programs for employees and the value of these opportunities have been adversely affected by the volatility or negative performance of the market price for Nortel Networks common shares (including the proposed consolidation of Nortel Networks common shares). We may also find it more difficult to attract or retain qualified employees because of our recent significant workforce reductions and business performance which has negatively impacted our level of incentive programs and incentive compensation plans. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. We are also more dependent on those employees we have retained, as many have taken on increased responsibilities due to the workforce reductions. If we are not successful in attracting, retaining or recruiting qualified employees, including members of senior management, in the future, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

Future cash flow fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.

     Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. In addition, due to the current general economic and industry environment, and our current credit condition, an increased portion of our cash and cash equivalents may be restricted as cash collateral for customer performance bonds and contracts, notwithstanding our support facility with EDC. Also, except for the $750 April 2000 five year credit facilities, all of the credit facilities previously available to us until December 13, 2002 have either expired or been terminated. We continue to have ongoing discussions with our banks and other financial institutions to explore additional financing opportunities and credit and support arrangements. As we continue to assess our overall liquidity and business needs as well as our expected financial performance, we may elect or it may be necessary to reduce or terminate our $750 April 2000 five year credit facilities prior to their expiries. We believe our cash on hand will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, a greater than expected slow down in capital spending by service providers and other customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the $750 April 2000 five year credit facilities or the support facility with EDC when and as needed, or that liquidity-generating transactions or financings will be available to us on acceptable terms or at all. Our inability to manage cash flow fluctuations resulting from the above factors and the potential reduction or termination of our $750 April 2000 five year credit facilities or the support facility with EDC could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

Our business may be materially and adversely affected by our increased levels of debt.

     In order to finance our business we have incurred, and have credit facilities allowing for drawdowns of, and have a shelf registration statement and a base shelf prospectus for potential offerings of, significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet the financial and/or other covenants in our credit and/or support facilities and any significant reduction in, or access to, such facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business and the operation of our business.

     Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future or accessing sources of funding;
•	we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;
•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and
•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities including acquisitions, research and development projects or product design enhancements.

Our $750 April 2000 five year credit facilities contain a financial covenant. If we are unable to comply with this covenant, it will adversely affect our ability to access these credit facilities.

     Our $750 April 2000 five year credit facilities include a financial covenant, which requires that Nortel Networks Limited’s consolidated tangible net worth at any time be not less than $1,888. We continue to monitor the financial position of Nortel Networks Limited in light of this covenant and we expect that if we continue to incur net losses or record additional charges relating to our restructuring work plan, the accounting of our registered pension plans, the valuation of deferred income tax assets or for other events, Nortel Networks Limited’s consolidated tangible net worth may be reduced below the $1,888 threshold. If Nortel Networks Limited is unable to comply with this covenant, we will be unable to access these credit facilities.

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to conclude satisfactory arrangements for alternative support for certain obligations arising out of our normal course business activities.

     Our support facility with EDC may not provide all the support we require in respect of certain of our obligations arising out of our normal course of business activities. In particular, although this facility provides for up to $750 in support, only $300 is committed support for performance bonds (within certain parameters). In addition, bid and performance related bonds with terms that extend beyond June 30, 2004, which is the expiry date of this facility, are currently not eligible for the support provided by this facility. Unless EDC agrees to an extension of the facility or agrees to provide support outside the scope of the facility, we may be required to provide cash collateral to support these obligations. We cannot provide any assurance that we will reach an agreement with EDC on these matters. We are also in discussions with banks and financial institutions regarding arrangements, in addition to the support facility with EDC, that would provide for additional support, possibly on a secured basis, of these obligations, which include letters of credit, letters of guarantee, indemnity arrangements, performance bonds, surety bonds, receivables purchases, securitizations and similar instruments and arrangements. We cannot provide any assurance that such discussions will result in satisfactory arrangements. If we are unable to successfully conclude these arrangements and do not have access to sufficient support for such obligations under the support facility with EDC, an increased portion of our cash and cash equivalents may be restricted as cash collateral provided as security for these obligations, which could adversely affect our ability to support some of our normal course business activities and our ability to borrow in the future.

Changes in respect of our public debt ratings or current credit condition may materially and adversely affect the availability, the cost and the terms and conditions of our debt and alternative financing arrangements.

     Certain of our outstanding debt instruments are publicly rated by independent rating agencies, which ratings are below investment grade. These public debt ratings and our current credit condition affect our ability to raise debt, our access to the commercial paper market (which is currently closed to us), our ability to engage in alternative financing arrangements, our ability to engage in normal course derivative or hedging transactions and our ability to obtain customer performance bonds and contracts. These public debt ratings have also caused the security that we granted to certain lenders and holders of our outstanding public debt under our existing security agreements to become effective. This security, which consists of pledges of substantially all of the assets of Nortel Networks Limited, will continue to apply to our obligations under the $750 April 2000 five year credit facilities, the support facility with EDC and our outstanding public debt, unless such credit facilities are terminated or expire, such support facility expires or alternative collateral is provided, or such public debt ratings return to investment grade or higher. The continued existence of such security arrangements may adversely affect our ability to incur additional debt or secure alternative financing arrangements. In addition, EDC is not obligated to make any support available unless certain customary conditions are satisfied, including that Nortel Networks Limited’s senior long-term debt rating by Moody’s has not been downgraded to less than B3 and that its debt rating by S&P has not been downgraded to less than B–.

     Our current credit condition requires us to pay increased fees and/or post cash collateral to secure certain customer performance bonds and contracts and may also negatively affect the cost to us and terms and conditions of debt and alternative financing arrangements. Additionally, any negative developments regarding our cash flow, public debt ratings, current credit condition and/or our incurring significant levels of debt, or our failure to meet certain covenants under our credit and/or support facilities, could cause us to lose access to and/or cause a default under such facilities and/or adversely affect further the cost and terms and conditions of our debt and alternative financing arrangements.

An inability of our subsidiaries to provide us with funding in sufficient amounts could adversely effect our ability to meet our obligations.

     Nortel Networks Corporation may at times depend primarily on loans, dividends, or other forms of financing from our subsidiaries to meet our obligations for payment of interest and principal on outstanding public debt and corporate expenses. An inability of our subsidiaries to pay dividends or provide loans or other forms of financing in sufficient amounts could adversely effect our ability to meet these obligations.

We have risks related to our defined benefit plans.

     We currently maintain various defined benefit plans in North America and the United Kingdom which cover various categories of employees and retirees. Our obligations to make contributions to fund benefit obligations under these plans are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operation of the plans, including employee turnover and retirement rates, the performance of the financial markets and interest rates. If the actual operation of the plans differs from the assumptions, additional contributions by us may be required. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change significantly in a short period of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of required contributions in the future increases. If we are required to make significant contributions to fund the defined benefit plans, our reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

If market conditions deteriorate further or future results of operations are less than expected, additional valuation allowances may be required for all or a portion of our deferred tax assets.

     We currently have deferred tax assets, which may be used to reduce taxable income in the future. We assess the realization of these deferred tax assets quarterly, and if we determine that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded. If market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that it is more likely than not that some or all of the net deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the net deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Our performance may be materially and adversely affected if our expectations regarding market demand for particular products prove to be wrong.

     We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic and that the use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet will significantly impact traditional voice networks, both wireline and wireless. We believe that this will create market discontinuities. By market discontinuities, we mean opportunities for new technologies, applications, products and services that enable the secure, rapid and efficient transport of large volumes of data traffic over networks and allow service providers and carriers to increase revenues and improve operating results. Market discontinuities will also make traditional voice network products and services less effective as they were not designed for data traffic. We believe that these market discontinuities in turn will lead to the convergence of data and voice through upgrades of traditional voice networks to transport large volumes of data traffic or through the construction of new networks designed to transport both voice and data traffic. Either approach would require significant capital expenditures by service providers. We also believe that such developments will give rise to the demand for Internet Protocol-, or IP-, optimized networking solutions, and third generation, or 3G, wireless networks. Internet Protocol is the predominant method by which data is sent from one computer to another on the Internet — a data message is divided into smaller packets which contain both the sender’s unique IP address and the receiver’s unique IP address, and each packet is sent, potentially by different routes and as independent units, across the Internet. There is no continuing connection between the end points which are communicating versus traditional telephone communications which involve establishing a fixed circuit that is maintained for the duration of the voice or data communications call. 3G wireless networks are an evolution of communications networks from second generation wireless networks for voice and low speed data communications that are based on circuit switching — when a call is dialed, a circuit is established between the mobile handset and the third party, and the connection lasts for the duration of the call. By comparison, 3G networks allow devices to be “always on” because the networks are packet-based. We expect 3G wireless networks to include such features as voice, high speed data communications and high bandwidth multimedia capabilities, and usability on a variety of different communications devices, such as cellular telephones and pagers, with the user having accessibility anywhere and at any time to these features.

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

We have made, and may continue to make, strategic acquisitions in order to enhance our business. If we are not successful in operating or integrating these acquisitions, our business, results of operations and financial condition may be materially and adversely affected.

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

     Our inability to successfully operate and integrate newly-acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of further growth in demand for IP-optimized network solutions and other advances in technology, as well as on our revenues, gross margins and expenses.

We operate in highly dynamic and volatile industries characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles.

     The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of high quality, new products and upgrades, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. Our success will also depend on our ability to comply with emerging industry standards, to operate with products of other suppliers, to address emerging market trends, to provide our customers with new revenue-generating opportunities and to compete with technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions and 3G wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Investments in such development may result in expenses growing at a faster rate than revenues, particularly since the initial investment to bring a product to market may be high. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products.

     The success of new or enhanced products, including IP-optimized networking solutions and 3G wireless networks, depends on a number of other factors, including the timely introduction of such products, market acceptance of new technologies and industry standards, the quality and robustness of new or enhanced products, competing product offerings, the pricing and marketing of such products and the availability of funding for such networks. Products and technologies developed by our competitors may render our products obsolete. Hackers may attempt to disrupt or exploit our customers’ use of our technologies. If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications and data networking or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry, and our sales, market share and customer relationships could be materially and adversely affected.

     In addition, unanticipated changes in market demand for products based on a specific technology, particularly lower than anticipated, or delays in, demand for IP-optimized networking solutions, particularly long-haul and metro optical networking solutions, or 3G wireless networks, could have a material adverse effect on our business, results of operations and financial condition if we fail to respond to such changes in a timely and effective manner.

We face significant competition and may not be able to maintain our market share and may suffer from competitive pricing practices.

     We operate in a highly volatile industry that is characterized by industry rationalization and consolidation, vigorous competition for market share and rapid technological development. Competition is heightened in periods of slow overall market growth. These factors could result in aggressive pricing practices and growing competition from smaller niche companies, established competitors, as well as well-capitalized computer systems and communications companies, which, in turn, could have a material adverse effect on our gross margins.

     Our major competitors in Wireless Networks have traditionally included Telefonaktiebolagat LM Ericsson, Lucent Technologies Inc., Motorola, Inc., Siemens Aktiengesellschaft and Nokia Corporation. More recently, Samsung Electronics Co., Ltd. and Huawei Technologies Co., Ltd. have emerged as competitors. Our principal competitors in the sale of our Enterprise Networks solutions to enterprises are Cisco Systems, Inc., Avaya Inc., Alcatel S.A., and Siemens. We also compete with smaller companies that address specific niches, such as Foundry Networks, Inc., Extreme Networks, Inc., Enterasys Networks, Inc., 3Com Corporation and Genesys Telecommunications Laboratories, Inc. Our principal competitors in the sale of our Wireline Networks products to service providers are large communications companies such as Cisco, Lucent, Alcatel and Siemens. In addition, we compete with smaller companies that address specific niches within this market, such as Sonus Systems Limited, BroadSoft, Inc., Taqua Inc., Redback Networks Inc., Equipe Communications Corporation, Laurel Networks, Inc. and WaveSmith Networks, Inc. Certain competitors are also strong on a regional basis, such as ZTE Corporation and Huawei. Our major competitors in Optical Networks include Alcatel, Lucent, Siemens, Fujitsu Limited, Marconi plc, Cisco, Huawei, NEC Corporation, Ciena Corporation and ADVA International Inc. Since some of the markets in which we compete are characterized by the potential for rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller, specialized companies and start-up ventures are now or may become principal competitors in the future. We may also face competition from the resale of used telecommunications equipment, including our own on occasion, by failed, downsized or consolidated high technology enterprises and telecommunications service providers. In addition, one way to maximize market growth, enhance existing products and introduce new products is through acquisitions of companies, where advisable. Certain of our competitors may enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, creating even more powerful or aggressive competitors.

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

•	reversals or delays in the opening of foreign markets to new competitors;
•	trade protection measures;
•	exchange controls;
•	currency fluctuations;
•	investment policies;
•	restrictions on repatriation of cash;
•	nationalization of local industry;
•	economic, social and political risks;
•	taxation;
•	interest rates;
•	other factors, depending on the country involved; and
•	acts of war or terrorism.

     Difficulties in foreign financial markets and economies and of foreign financial institutions, particularly in emerging markets, could adversely affect demand from customers in the affected countries. An inability to maintain or expand our business in international and emerging markets could have a material adverse effect on our business, results of operations, and financial condition.

Fluctuating foreign currencies may negatively impact our business, results of operations and financial condition.

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

     Our industry is subject to uncertainty over adoption of industry standards and protection of intellectual property rights. Our success is dependent on our proprietary technology, which we rely on patent, copyright, trademark and trade secret laws to protect. While our business is global in nature, the level of protection of our proprietary technology provided by such laws varies by country. Our issued patents may be challenged, invalidated, or circumvented, and our rights under issued patents may not provide us with competitive advantages. Patents may not be issued from pending applications, and claims in patents issued in the future may not be sufficiently broad to protect our proprietary technology. In addition, claims of intellectual property infringement or trade secret misappropriation may be asserted against us or our customers in connection with their use of our products and the outcome of any such claims are uncertain. A failure by us to react to changing industry standards, the lack of broadly-accepted industry standards, successful claims of intellectual property infringement or other intellectual property claims against us or our customers, or a failure by us to protect our proprietary technology, could have a material adverse effect on our business, results of operations and financial condition. In addition, if others infringe on our intellectual property rights, we may not be able to successfully contest such challenges.

Rationalization and consolidation in the industry may cause us to experience a loss of customers and increased competition.

     The industry has experienced the consolidation and rationalization of industry participants and this trend may continue. There have been adverse changes in the public and private equity and debt markets for industry participants which have affected their ability to obtain financing or to fund capital expenditures. Some operators have experienced financial difficulty and have, or may, file for bankruptcy protection or be acquired by other operators. Other operators may merge and we and one or more of our competitors may each supply products to the companies that have merged or will merge. This rationalization and/or consolidation could result in our dependence on a smaller number of customers, purchasing decision delays by the merged companies and/or our playing a lesser role, or no longer playing a role, in the supply of communications products to the merged companies. This rationalization and/or consolidation could also cause increased competition among our customers and pressure on the pricing of their products and services, which could cause further financial difficulties for our customers. A rationalization of industry participants could also increase the supply of used communications products for resale by affected industry participants, resulting in increased competition and pressure on the pricing for our new products. In addition, telecommunications equipment suppliers may enter into business combinations, or may be acquired by or sell a substantial portion of their assets to other competitors, resulting in accelerated product development, increased financial strength, or a broader base of customers, creating even more powerful or aggressive competitors. We may also see rationalization among equipment/component suppliers. The business failures of operators, competitors or suppliers may cause uncertainty among investors and in the industry generally.

Changes in regulation of the Internet and/or other aspects of the industry may affect the manner in which we conduct our business and may materially and adversely affect our business, results of operations and financial condition.

     There are currently few domestic or international laws or regulations that apply directly to access to or commerce on the Internet. We could be materially and adversely affected by regulation of the Internet in any country where we operate in respect of such technologies as voice over the Internet, encryption technology and access charges for Internet service providers. We could also be materially and adversely affected by increased competition, or by reduced capital spending by our customers, as a result of the change in the regulation of the industry. In particular, on February 20, 2003, the United States Federal Communications Commission, or the FCC, announced a decision in its trienniel review proceeding of the rules regarding unbundled network elements, or UNEs. The text of the FCC’s order and reasons for the decision were not immediately released. Although the decision may impact the business decisions of our United States based service provider customers, the extent of that impact has not been determined. If a jurisdiction in which we operate adopts measures which affect the regulation of the Internet and/or other aspects of the industry, we could experience both decreased demand for our products and increased costs of selling such products. Changes in laws or regulations governing the Internet, Internet commerce and/or other aspects of the industry could have a material adverse effect on our business, results of operations and financial condition.

Our stock price has historically been volatile and further declines in the market price of Nortel Networks common shares or our other securities may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt or retain employees.

     Nortel Networks common shares have experienced, and may continue to experience, substantial price volatility, including considerable decreases, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Also, Nortel Networks is no longer listed on the S&P 500 or S&P 100 indices which may also affect the price volatility of Nortel Networks common shares. Our credit quality, any equity or equity-related offerings, operating results and prospects, among other factors, including any exclusion of Nortel Networks common shares from any other widely followed stock market indices, will also affect the market price of Nortel Networks common shares.

     The stock markets have experienced extreme price fluctuations that have affected the market price and trading volumes of many technology and telecommunications companies in particular, with potential consequential negative effects on the trading of securities of such companies. A major decline in the capital markets generally, or an adjustment in the market price or trading volumes of Nortel Networks common shares or our other securities, may negatively impact our ability to raise capital, issue debt, retain employees or make future strategic acquisitions. These factors, as well as general economic and political conditions, and continued negative events within the technology sector, may in turn have a material adverse effect on the market price of Nortel Networks common shares.

Our common shares may be delisted from the New York Stock Exchange if the minimum average share price listing requirement is not satisfied.

     On September 25, 2002, the average closing price of Nortel Networks common shares on the New York Stock Exchange during the 30 trading-day period prior to such date was below $1.00 and, as a result, the New York Stock Exchange notified us that we fell below the continued listing requirements of the exchange, which include a minimum share price condition. On that day, we announced that we planned to present a proposal to our shareholders for a consolidation of Nortel Networks common shares (also known as a reverse stock split) at our 2003 annual and special shareholders meeting. On February 14, 2003, we announced that our shareholders would be asked to approve a proposal to authorize the Board of Directors of Nortel Networks to determine whether to implement a share consolidation and, if so, to set the consolidation ratio, in a range of one post-consolidation common share for every five pre-consolidation common shares to one post-consolidation common share for every ten pre-consolidation common shares, if at all, at any time prior to April 15, 2004.

     There can be no assurance that our shareholders will approve the proposal. Rejection of the proposal by our shareholders may result in the delisting of Nortel Networks common shares from the New York Stock Exchange if the minimum share price listing condition is not otherwise satisfied. In addition, in the event that the trading price or trading volume of Nortel Networks common shares on the New York Stock Exchange were to fall to an abnormally low level, the New York Stock Exchange would have discretionary authority to begin delisting proceedings prior to any vote by our common shareholders on the proposal. The delisting of Nortel Networks common shares from the New York Stock Exchange could have a material adverse effect on the market price and liquidity of the common shares.

There are risks associated with a share consolidation.

     There can be no assurance that any increase in the market price per Nortel Networks common share resulting from the proposed share consolidation will be sustainable or that it will equal or exceed the direct arithmetical result of the consolidation (that is, from five to ten times the pre-consolidation price, depending on the ratio selected by the Board of Directors of Nortel Networks) since there are numerous factors and contingencies that would effect such price, including the status of the market for the common shares at the time, our reported results of operations in future periods and general economic, geopolitical, stock market and industry conditions. Accordingly, the total market capitalization of Nortel Networks common shares after the proposed consolidation may be lower than the total market capitalization before the proposed consolidation and, in the future, the market price of the common shares may not exceed or remain higher than the market price prior to the proposed consolidation.

     While a higher share price may help generate investor interest in Nortel Networks common shares, there can be no assurance that a consolidation will result in a per share market price that will attract institutional investors or investment funds or that such price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of the common shares may not necessarily improve as a result of a share consolidation.

     If the consolidation is implemented and the market price of Nortel Networks common shares declines, the percentage decline may be greater than would occur in the absence of the consolidation. The market price of the common shares will, however, also be based on the Company’s performance and other factors, which are unrelated to the number of common shares outstanding. Furthermore, the liquidity of Nortel Networks common shares could be adversely affected by the reduced number of common shares that would be outstanding after the consolidation.

Acceleration of the settlement date on early settlement of our purchase contracts could contribute to volatility in the market price of Nortel Networks common shares.

     On June 12, 2002, concurrent with the Nortel Networks common share offering, 28,750 equity units were offered, each initially evidencing ownership of a prepaid forward purchase contract, or purchase contract, entitling the holder to receive Nortel Networks common shares, and specified zero-coupon U.S. treasury strips. The aggregate number of Nortel Networks common shares issuable on the settlement date of the purchase contracts will be between approximately 485 million and 582 million shares, subject to some anti-dilution adjustments (which include adjustments for the proposed consolidation of Nortel Networks common shares), depending on the applicable market value of Nortel Networks Corporation common shares. As at February 28, 2003, 28,081 purchase contracts were outstanding. The settlement date for each purchase contract is August 15, 2005, subject to acceleration or early settlement in certain cases. If Nortel Networks Corporation is involved in a merger, amalgamation, arrangement, consolidation or other reorganization event (other than with or into NNL or certain other subsidiaries) in which all of its common shares are exchanged for consideration of at least 30 percent of the value of which consists of cash or cash equivalents, then a holder of purchase contracts may elect to accelerate and settle some or all of its purchase contracts, for Nortel Networks common shares. The settlement date under each purchase contract will automatically accelerate upon occurrence of specified events of bankruptcy, insolvency or reorganization with respect to Nortel Networks. Upon acceleration of the settlement date, holders will be entitled to receive 20,263.12 Nortel Networks common shares per purchase contract (regardless of the market price of Nortel Networks common shares at that time), subject to some anti-dilution adjustments. A holder of purchase contracts may also elect to accelerate the settlement date in respect of some or all of its purchase contracts. Upon an early settlement on or after February 15, 2003, the holder will receive 16,885.93 Nortel Networks common shares per purchase contract (regardless of the market price of Nortel Networks common shares at that time), subject to some anti-dilution adjustments. An acceleration of the settlement date or early settlement of our purchase contracts could contribute to volatility in the market price of Nortel Networks common shares.

The current downturn in the economy has increased, and could continue to increase, our exposure to our customers’ credit risk and the risk that our customers will not be able to fulfill their payment obligations to us under customer financing arrangements.

     The competitive environment in which we operate has required us in the past to provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, funding for certain non-product and service costs associated with network installation and integration of our products and services, financing for working capital and equity financing. While we are seeking to reduce our customer financing exposure, we expect we may continue in the future to provide customer financing to customers in areas that are strategic to our core business activity. If we do, we may be required to directly hold a significantly greater amount of such financings than in the past, when we were able to place a large amount of our customer financing obligations with third party lenders.

     We expect to continue to hold certain current and future customer financing obligations for longer periods prior to any possible placement with third-party lenders, due to, among other factors, recent economic uncertainty in various countries, adverse capital market conditions, our current credit condition, adverse changes in the credit quality of our customers and reduced demand for telecommunications financing in capital and bank markets. In addition, risks generally associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks, may require us to hold certain customer financing obligations over a longer term. We may not be able to place any of our current or future customer financing obligations with third-party lenders on acceptable terms.

     Certain customers have been experiencing financial difficulties and have failed to meet their financial obligations. As a result, we have incurred charges for increased provision related to certain trade and customer financed receivables. If there are further increases in the failure of our customers to meet their customer financing and receivables obligations to us or if the assumptions underlying the amount of provisions we have taken with respect to customer financing and receivables obligations do not reflect actual future financial conditions and customer payment levels, we could incur losses in excess of our provisions, which could have a material adverse effect on our cash flow and operating results.

Negative developments associated with our supply and network outsourcing contracts and contract manufacturing agreements may materially and adversely affect our business, results of operations, financial condition and supply relationships.

     We have entered into supply contracts with customers to provide products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build and operate networks. We have also entered into network outsourcing contracts with customers to operate their networks. Some of these supply and network outsourcing contracts contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages, the termination of the related supply or network outsourcing contract, and/or the reduction of shared revenues, in certain circumstances. Unexpected developments in these supply and outsourcing contracts could have a material adverse effect on our revenues, cash flows and relationships with our customers.

     Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts and products from suppliers, contract manufacturers, and internal manufacturing capacity. As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced a substantial portion of our manufacturing capacity to contract manufacturers. We work closely with our suppliers and contract manufacturers to address quality issues and to meet increases in customer demand, when needed, and we also manage our internal manufacturing capacity, quality, and inventory levels as required. However, we may encounter shortages of quality components and/or products in the future. In addition, our component suppliers and contract manufacturers have experienced, and may continue to experience, a consolidation in the industry and financial difficulties, both of which may result in fewer sources of components or products and greater exposure to the financial stability of our suppliers. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

     Further, certain of our key supply arrangements were negotiated prior to the current industry and economic downturn. As a result of the extent and duration of this downturn, in respect of one of these arrangements based on our current revenue levels, we will not meet the minimum volume level contained in the contract. As a result, we may be obligated to compensate the supplier for certain direct costs. The amount of such compensation would be based on a variety of complex, interrelated factors (including applicable factors that could mitigate such direct costs). An obligation to pay such compensation could have a material adverse effect on our business, results of operations, financial condition, and/or supply relationships.

Our business may suffer if strategic alliances which we have entered into are not successful.

     We have entered into a number of strategic alliances with suppliers, developers and members in our industry to facilitate product compatibility, encourage adoption of industry standards or to offer complementary product or service offerings to meet customer needs. In some cases, the companies with which we have strategic alliances also compete against us in some of our business areas. If a member of a strategic alliance fails to perform its obligations, if the relationship fails to develop as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with our customers.

The adverse resolution of litigation against us could negatively impact our business.

     We are currently a defendant in numerous class actions and other lawsuits, including lawsuits initiated on behalf of holders of Nortel Networks common shares, which seek damages of material and indeterminate amounts, as well as lawsuits in the normal course of business. We are and may in the future be subject to other litigation arising in the normal course of our business. Litigation may be time consuming, expensive and distracting from the conduct of our business and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

Recent pronouncements

     For a discussion of recent pronouncements, see “Significant accounting policies” in note 2 of the accompanying financial statements.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

     Refer to “Market risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.     Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Nortel Networks Corporation

We have audited the accompanying consolidated balance sheets of Nortel Networks Corporation and its subsidiaries (“Nortel Networks”) as at December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of Nortel Networks management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nortel Networks as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3 to the consolidated financial statements, effective January 1, 2002, Nortel Networks changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

On February 10, 2003, except for note 20, which is as of February 14, 2003, we reported separately to the shareholders of Nortel Networks on consolidated financial statements for the same periods, audited in accordance with Canadian generally accepted auditing standards and prepared in accordance with Canadian generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Chartered Accountants

Toronto, Canada
February 10, 2003, except for note 21, which is as of February 14, 2003

NORTEL NETWORKS CORPORATION
Consolidated Statements of Operations for the years ended December 31

(millions of U.S. dollars, except per share amounts)	2002	2001	2000

Revenues	$10,560	$17,511	$27,948
Cost of revenues	6,953	14,167	15,114

Gross profit	3,607	3,344	12,834

Selling, general and administrative expense (excluding stock option compensation)	2,675	5,911	5,416
Research and development expense	2,230	3,224	3,633
In-process research and development expense	–	15	1,415
Amortization of intangibles
Acquired technology	157	807	852
Goodwill	–	4,148	3,720
Stock option compensation	91	109	134
Special charges
Goodwill impairment	595	12,121	133
Other special charges	1,703	3,660	134
(Gain) loss on sale of businesses	(40)	112	(174)

Operating loss	(3,804)	(26,763)	(2,429)

Equity in net loss of associated companies	(9)	(134)	(29)
Other income (expense) — net	6	(351)	809
Interest expense
Long-term debt	(215)	(196)	(86)
Other	(41)	(115)	(83)

Loss from continuing operations before income taxes	(4,063)	(27,559)	(1,818)
Income tax benefit (provision)	478	3,252	(1,177)

Net loss from continuing operations	(3,585)	(24,307)	(2,995)
Net loss from discontinued operations — net of tax	–	(3,010)	(475)

Net loss before cumulative effect of accounting change	(3,585)	(27,317)	(3,470)
Cumulative effect of accounting change — net of tax	–	15	–

Net loss	$(3,585)	$(27,302)	$(3,470)

Basic and diluted loss per common share
— from continuing operations	$(0.93)	$(7.62)	$(1.01)
— from discontinued operations	–	(0.94)	(0.16)

Basic and diluted loss per common share	$(0.93)	$(8.56)	$(1.17)

Dividends declared per common share	$–	$0.0375	$0.0750

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Balance Sheets as at December 31

(millions of U.S. dollars)	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$3,861	$3,513
Restricted cash and cash equivalents	249	–
Accounts receivable (less provisions of $477 for 2002, $655 for 2001)	1,910	2,923
Inventories — net	889	1,579
Income taxes recoverable	58	796
Deferred income taxes — net	791	1,386
Other current assets	495	857
Current assets of discontinued operations	223	708

Total current assets	8,476	11,762

Investments at cost and associated companies at equity	246	253
Plant and equipment — net	1,444	2,571
Goodwill	2,201	2,810
Intangible assets — net	98	285
Deferred income taxes — net	2,723	2,077
Other assets	783	1,379

Total assets	$15,971	$21,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$100	$426
Trade and other accounts payable	902	1,378
Payroll and benefit-related liabilities	521	636
Contractual liabilities	1,547	1,846
Restructuring	785	872
Other accrued liabilities	2,894	3,915
Long-term debt due within one year	233	384

Total current liabilities	6,982	9,457

Long-term debt	3,719	4,094
Deferred income taxes — net	344	518
Other liabilities	2,352	1,607
Minority interest in subsidiary companies	614	637

	14,011	16,313

Guarantees, commitments and contingencies (notes 12 and 20)

SHAREHOLDERS’ EQUITY
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 3,850,284,146 for 2002 and 3,213,742,169 for 2001	33,587	32,899
Additional paid-in capital	3,734	3,257
Deferred stock option compensation	(96)	(205)
Deficit	(33,736)	(30,151)
Accumulated other comprehensive loss	(1,529)	(976)

Total shareholders’ equity	1,960	4,824

Total liabilities and shareholders’ equity	$15,971	$21,137

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Statements of Shareholders’ Equity

(millions of U.S. dollars)	2002	2001	2000

Common shares
Balance at the beginning of the year	$32,899	$29,141	$11,745
Common shares issued — net	564	207	479
Common shares issued for acquisitions — net	(13)	3,166	16,315
Fair value and costs associated with assumed options and stock purchase plan	137	385	602

Balance at the end of the year	$33,587	$32,899	$29,141

Additional paid-in capital
Balance at the beginning of the year	$3,257	$3,636	$794
Additions resulting from acquisitions	–	–	2,915
Prepaid forward purchase contracts issued — net	622	–	–
Fair value and costs associated with assumed options and stock purchase plan	(140)	(385)	(619)
Stock option compensation	(18)	(99)	99
Tax benefit associated with stock options	13	105	447

Balance at the end of the year	$3,734	$3,257	$3,636

Deferred stock option compensation
Balance at the beginning of the year	$(205)	$(413)	$–
Additions resulting from acquisitions	–	–	(449)
Stock option compensation	109	208	36

Balance at the end of the year	$(96)	$(205)	$(413)

Retained earnings (deficit)
Balance at the beginning of the year	$(30,151)	$(2,726)	$967
Net loss	(3,585)	(27,302)	(3,470)
Dividends on common shares	–	(123)	(223)

Balance at the end of the year	$(33,736)	$(30,151)	$(2,726)

Accumulated other comprehensive loss
Balance at the beginning of the year	$(976)	$(529)	$(434)

Foreign currency translation adjustment	(12)	(312)	(117)
Unrealized gain (loss) on investments — net	6	(40)	22
Unrealized derivative gain (loss) on cash flow hedges — net	12	(7)	–
Minimum pension liability adjustment — net	(559)	(81)	–
Cumulative effect of accounting change	–	(7)	–

Other comprehensive loss	$(553)	$(447)	$(95)

Balance at the end of the year	$(1,529)	$(976)	$(529)

Total shareholders’ equity	$1,960	$4,824	$29,109

Total comprehensive loss for the year
Net loss	$(3,585)	$(27,302)	$(3,470)
Other comprehensive loss	(553)	(447)	(95)

Total comprehensive loss for the year	$(4,138)	$(27,749)	$(3,565)

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Statements of Cash Flows for the years ended December 31

(millions of U.S. dollars)	2002	2001	2000

Cash flows from (used in) operating activities
Net loss from continuing operations	$(3,585)	$(24,307)	$(2,995)
Adjustments to reconcile net loss from continuing operations to net cash from (used in)
operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	705	5,699	5,340
In-process research and development expense	–	15	1,415
Non-cash portion of special charges and related asset write downs	1,244	13,484	137
Equity in net loss of associated companies	9	134	29
Stock option compensation	91	109	134
Deferred income taxes	(85)	(2,934)	35
Other liabilities	12	78	84
Gain on repurchases of outstanding debt securities	(60)	–	–
(Gain) loss on sale or write down of investments and businesses	(11)	480	(1,058)
Other — net	447	(124)	694
Change in operating assets and liabilities:
Accounts receivable	1,008	5,572	(546)
Inventories	687	2,037	(1,579)
Income taxes	694	(959)	(180)
Accounts payable and accrued liabilities	(1,612)	620	171
Other operating assets and liabilities	(133)	521	(857)

Net cash from (used in) operating activities of continuing operations	(589)	425	824

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(335)	(1,300)	(1,876)
Proceeds on disposals of plant and equipment	236	208	33
Increase in restricted cash and cash equivalents	(231)	–	–
Increase in long-term receivables	(267)	(706)	(1,658)
Decrease in long-term receivables	302	472	1,300
Acquisitions of investments and businesses — net of cash acquired	(29)	(79)	3
Proceeds on sale of investments and businesses	104	604	1,633

Net cash used in investing activities of continuing operations	(220)	(801)	(565)

Cash flows from (used in) financing activities
Dividends on common shares	–	(123)	(223)
Increase (decrease) in notes payable — net	(318)	140	107
Proceeds from long-term debt	33	3,286	106
Repayments of long-term debt	(478)	(470)	(70)
Decrease in capital leases payable	(10)	(23)	(2)
Issuance of common shares	863	146	479
Issuance of prepaid forward purchase contracts	623	–	–

Net cash from financing activities of continuing operations	713	2,956	397

Effect of foreign exchange rate changes on cash and cash equivalents	74	(10)	(25)

Net cash from (used in) continuing operations	(22)	2,570	631
Net cash from (used in) discontinued operations	370	(701)	(1,140)

Net increase (decrease) in cash and cash equivalents	348	1,869	(509)

Cash and cash equivalents at beginning of year — net	3,513	1,644	2,153

Cash and cash equivalents at end of year — net	$3,861	$3,513	$1,644

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements
(millions of U.S. dollars, except per share amounts, unless otherwise stated)

1.	Nortel Networks Corporation

Effective May 1, 2000, a newly formed Canadian corporation (“New Nortel”) and the corporation previously known as Nortel Networks Corporation (“Old Nortel”) participated in a Canadian court-approved plan of arrangement (the “Arrangement”) with BCE Inc. (“BCE”). As a result of the Arrangement: Old Nortel and its subsidiaries became direct and indirect subsidiaries, respectively, of New Nortel; New Nortel assumed the name “Nortel Networks Corporation”; New Nortel’s common shares began to trade publicly on the New York and Toronto stock exchanges under the symbol “NT”; Old Nortel was renamed “Nortel Networks Limited” (“NNL”); and 100 percent of Old Nortel’s common shares were acquired by New Nortel and ceased to be publicly traded. The aggregate number of New Nortel common shares issued in the Arrangement was the same as the aggregate number of Old Nortel common shares outstanding immediately prior to the Arrangement.

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

Except as noted above, Old Nortel’s comparative consolidated financial statements, and its financial results during the period up to May 1, 2000, represent the financial position, results of operations and cash flows of New Nortel as if Old Nortel and New Nortel had historically been the same entity. All of the business and operations conducted by Old Nortel and its subsidiaries immediately prior to the effective date of the Arrangement continued to be conducted by Old Nortel and its subsidiaries as subsidiaries of New Nortel immediately after the Arrangement.

All acquisitions completed prior to May 1, 2000 were consummated by Old Nortel or its subsidiaries. Since May 1, 2000, acquisitions involving any share consideration have been consummated by New Nortel, while acquisitions not involving share consideration have continued to be consummated by Old Nortel or its subsidiaries.

2.	Significant accounting policies

Basis of Presentation

The accompanying consolidated financial statements of Nortel Networks Corporation (“Nortel Networks”) include all majority owned subsidiaries over which Nortel Networks exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although Nortel Networks is headquartered in Canada, the accompanying consolidated financial statements are expressed in United States dollars as the greater part of the financial results and net assets of Nortel Networks are denominated in United States dollars.

(a)	Principles of consolidation

The financial statements of entities which are controlled by Nortel Networks, referred to as subsidiaries, are consolidated. Entities which are jointly controlled, referred to as joint ventures, and entities which are not controlled but over which Nortel Networks has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Intercompany accounts and transactions are eliminated upon consolidation and unrealized intercompany gains and losses are eliminated when accounting under the equity method.

(b)	Use of estimates

Nortel Networks makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as long-term contracts, allowance for uncollectible accounts receivable and customer financings, receivables sales, inventory obsolescence, product warranty, amortization, asset valuations, impairment assessments, employee benefits, taxes, restructuring and other provisions, in-process research and development (“IPR&D”) and contingencies.

(c)	Translation of foreign currencies

The functional currency of Nortel Networks is the United States dollar. The financial statements of Nortel Networks operations whose functional currency is not the United States dollar (except for highly inflationary economies as described below), are translated to United States dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on Nortel Networks net investment in these operations, including long-term intercompany advances considered to form part of the net investment are accumulated as a component of other comprehensive income (loss) (“OCI”).

Transactions and financial statements for Nortel Networks operations in countries considered to have highly inflationary economies and whose functional currency is not the United States dollar are translated into United States dollars at the exchange rates in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenues and expenses are translated at average rates for the period, except for amortization and depreciation which is translated on the same basis as the related assets. Resulting gains or losses are reflected in net earnings (loss).

When appropriate, Nortel Networks may hedge a designated portion of the exposure to foreign exchange gains and losses incurred on the translation of specific foreign operations. Hedging instruments used by Nortel Networks can include foreign currency denominated debt, foreign currency swaps and foreign currency forward contracts that are denominated in the same currency as the hedged foreign operations. The translation gains and losses on these hedging instruments are recorded in OCI or net earnings (loss) as appropriate.

(d)	Revenue recognition

Nortel Networks products and services are generally sold as part of a contract and the terms of the contracts, taken as a whole, determine the appropriate revenue recognition method.

Nortel Networks recognizes revenue under Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2 “Software Revenue Recognition” (“SOP 97-2”) and Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition in Financial Statements” (“SAB 101”) depending upon the terms of the contract.

Revenue for hardware that does not require significant customization is recognized under SAB 101. Hardware revenue, net of trade discounts and allowances, is recognized upon shipment and when all significant contractual obligations have been satisfied and collection is reasonably assured.

Software revenue is generally recognized under SOP 97-2. Software revenue under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, when the software is delivered in accordance with all terms and conditions of the customer contracts, when the fee is fixed or determinable, and when collection is reasonably assured. Nortel Networks provides extended payment terms on certain software contracts and may sell these receivables to third parties. The fees on these contracts are considered fixed or determinable if the contracts are similar to others for which Nortel Networks has a standard business practice of providing extended payment terms and has a history of successfully collecting under the original payment terms without making concessions. For software arrangements involving multiple elements, Nortel Networks allocates revenue to each element based on vendor specific objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately.

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

For long-term contracts, primarily those related to customized network solutions and network build outs, revenues are recognized under SOP 81-1 using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work.

Nortel Networks makes certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sale at the time of shipment to the distribution channel. Accruals for estimated sales returns and other allowances are recorded at the time of shipment and are based on contract terms and prior claims experience.

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

Nortel Networks provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates.

In establishing the appropriate income tax valuation allowances, Nortel Networks assesses the realizability of its net deferred tax assets quarterly, and based on all available evidence, both positive and negative, determines whether it is more likely than not that the net deferred tax assets or a portion thereof will be realized.

(g)	Earnings (loss) per common share

Basic earnings (loss) per common share is calculated by dividing the net earnings (loss) by the weighted average number of Nortel Networks common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. The treasury stock method is used to compute the dilutive effect of options, warrants and similar instruments.

(h)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, balances with banks, and short-term investments. All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements.

(i)	Restricted cash and cash equivalents

Cash and cash equivalents are considered restricted when they are subject to contingent rights of a third party customer under bid and performance related contracts that Nortel Networks is not able to unilaterally revoke.

(j)	Inventories

Inventories are valued at the lower of cost (calculated generally on a first-in, first-out basis) and market. The cost of finished goods and work in process is comprised of material, labor and manufacturing overhead.

(k)	Receivables sales

Generally, Nortel Networks retains servicing rights and, in some cases, provides limited recourse when it sells receivables. A gain or loss is recorded at the date of the receivables sale and is based upon, in part, the previous carrying amount of the receivables involved in the transfer allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Fair value is generally estimated based on the present value of the estimated future cash flows expected under management’s assumptions, including discount rates assigned commensurate with risks.

Nortel Networks, when acting as the servicing agent, generally does not record an asset or liability related to servicing, as the annual servicing fees are equivalent to those that would be paid to a third party servicing agent. Certain transactions will enable Nortel Networks, when acting as the servicing agent, to receive a servicing bonus at the maturity of the transaction if certain performance criteria are met. The ultimate collection of servicing bonuses is based primarily on the collectibility and credit experience of the receivables sold and is paid at the discretion of the transferee. Nortel Networks initially values the servicing bonus at a fair value of nil based on the determination that future credit losses will offset the servicing bonus and due to the fact that it is paid at the discretion of the transferee.

Nortel Networks reviews the fair value assigned to retained interests, including the servicing bonus, at each reporting date subsequent to the date of the transfer. Fair value is reviewed using similar valuation techniques as those used to initially measure the retained interest and, if a change in events or circumstances warrants, the fair value is adjusted and any adjustments are recorded in other income (expense) — net.

(l)	Investments

Investments in publicly traded equity securities of companies over which Nortel Networks does not exert significant influence are accounted for at fair value and are classified as available for sale. Unrealized holding gains and losses related to these securities are excluded from net earnings (loss) and are included in OCI until such gains or losses are realized. Nortel Networks monitors these investments for factors indicating other than temporary impairment and takes a charge to net earnings (loss) when appropriate.

Investments in equity securities of private companies over which Nortel Networks does not exert significant influence are accounted for using the cost method. Nortel Networks monitors these investments for factors indicating other than temporary impairment and takes a charge to net earnings (loss) when appropriate.

Nortel Networks reviews its investments in associated companies, accounted for using the equity method, for impairment. An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary.

(m)	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives of the plant and equipment. The expected useful lives of buildings are twenty to forty years, and of machinery and equipment are five to ten years.

(n)	Impairment or disposal of long-lived assets (plant and equipment and acquired technology)

Long-lived assets held and used

Nortel Networks tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Long-lived assets held for sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets.

Nortel Networks measures long-lived assets to be disposed of by sale at the lower of carrying amount and fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Long-lived assets to be disposed of other than by sale

Nortel Networks classifies an asset or asset group that will be disposed of other than by sale as held and used until the disposal transaction occurs. The asset or asset group continues to be depreciated based on revisions to its estimated useful life until the date of disposal or abandonment.

Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the remaining period of use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset.

(o)	Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair values of the identifiable assets acquired and liabilities assumed. Commencing January 1, 2002, Nortel Networks tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit goodwill below its carrying amount (see note 3(a)).

Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net earnings (loss). Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

(p)	Acquired technology and IPR&D

Acquired technology represents the value of the proprietary know-how which was technologically feasible as of the acquisition date, and is charged to net earnings (loss) on a straight-line basis over its estimated useful life of two to three years.

An impairment loss is recognized as the amount by which the carrying value of the acquired technology exceeds the fair value. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.

IPR&D represents the value, on closing of a business combination, of acquired research and development which was not technologically feasible as of the acquisition date and, other than its intended use, had no alternative future use. Independent valuations are performed to assess and allocate a value to IPR&D. The value allocated to IPR&D represents the estimated fair value based on risk-adjusted future cash flows generated from the products that would result from each of the in-process projects. Estimated future after tax cash flows of each project, on a product by product basis, are based on Nortel Networks estimates of revenues less operating expenses, cash flow adjustments, income taxes and charges for the use of contributory assets. Future cash flows are also adjusted for the value contributed by any core technology and development efforts that would be completed post-acquisition. IPR&D is charged to net earnings (loss) as at the date of acquisition.

(q)	Warranty costs

Nortel Networks products are covered by product warranty plans that generally range from one to five years. A liability for the expected cost of warranty-related claims is established when products are sold and the related revenue is recognized. The amount of the warranty liability accrued reflects an estimate of the expected future costs of honoring obligations under the warranty plan. In estimating the warranty liability, historical material replacement costs and associated labor to correct the product failure are considered. Should future product failure rates and/or replacement costs differ from historical levels, revisions to the estimated warranty liability may be required.

(r)	Pension, post-retirement and post employment benefits

Pension expense, based on management’s assumptions, consists of: the actuarially computed costs of pension benefits in respect of the current year’s service; imputed returns on plan assets and imputed interest on pension obligations; and straight-line amortization under the corridor approach of experience gains and losses, assumption changes and plan amendments over the expected average remaining service life of the employee group.

The expected costs of post-retirement and certain post-employment benefits, other than pensions, to active employees are accrued in the consolidated financial statements during the years employees provide service to Nortel Networks. Other post-employment benefits are recognized when the event triggering the obligation occurs.

(s)	Derivative financial instruments

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

Nortel Networks may also invest in warrants to purchase securities of other companies as a strategic investment. Warrants that relate to publicly traded companies or that can be net share settled are deemed to be derivative financial instruments. Such warrants, however, are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure. In addition, Nortel Networks may enter into certain commercial contracts containing embedded derivative financial instruments. For these embedded derivatives, for which the matching is not clearly and closely related to the terms of the contract, the underlying exposure is recorded in net earnings (loss).

(t)	Stock-based compensation

Nortel Networks, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans. SFAS 123 requires disclosure of pro forma amounts to reflect the impact if Nortel Networks had elected to adopt the optional recognition provisions of SFAS 123 for its stock option plans and employee stock purchase plans.

Had Nortel Networks applied the fair value based method in prior years, Nortel Networks reported net loss and loss per common share would have been increased to the pro forma amounts as indicated below for each of the three years ended December 31:

	2002	2001	2000

Net loss — as reported	$(3,585)	$(27,302)	$(3,470)
Stock option expense as reported(a)	91	109	134
Pro forma stock option expense(b)	(1,043)	(1,381)	(1,216)

Net loss — pro forma	$(4,537)	$(28,574)	$(4,552)

Basic and diluted loss per common share — as reported	$(0.93)	$(8.56)	$(1.17)
Stock option expense as reported	0.02	0.03	0.05
Pro forma stock option expense	(0.27)	(0.43)	(0.41)

Basic and diluted loss per common share — pro forma	$(1.18)	$(8.96)	$(1.53)

(a)	Stock option expense as reported represents the amortization of deferred stock option compensation related primarily to unvested stock options held by employees of companies acquired in a purchase acquisition. The amount is tax effected and offset by a full valuation allowance.
(b)	Pro forma stock option expense is net of tax of $294, $374 and $321 for the years ended December 31, 2002, 2001 and 2000, respectively.

The fair value of stock options used to compute pro forma net earnings (loss) and net earnings (loss) per common share is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the three years ended December 31:

Weighted-average assumptions	2002	2001	2000

Expected dividend	0.00%	0.00%	0.13%
Expected volatility	71.25%	70.36%	54.01%
Risk-free interest rate	4.43%	4.49%	4.94%
Expected option life in years	4	4	4

The weighted average fair values of Nortel Networks stock options, calculated using the Black-Scholes option-pricing model, granted during the three years ended December 31, 2002, 2001 and 2000 were $3.50, $8.38 and $27.25 per option, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected price volatility. Nortel Networks uses expected volatility rates which are based on historical volatility rates. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of Nortel Networks stock options.

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”) which amended the transitional provisions of SFAS 123 for entities choosing to recognize stock-based compensation under the fair value based method of SFAS 123, rather than electing to continue to follow the intrinsic value method of APB 25. Under SFAS 148, Nortel Networks may adopt the recommendations of SFAS 123 either (1) prospectively to awards granted or modified after the beginning of the year of adoption, (2) retroactively with restatement for awards granted or modified since January 1, 1995, or (3) prospectively to awards granted or modified since January 1, 1995.

Nortel Networks announced on January 23, 2003 its intention to commence expensing employee stock-based compensation using the fair value based method prospectively, in accordance with SFAS 123, for all awards granted or modified after January 1, 2003, as permitted under SFAS 148. Stock-based compensation will be measured using the Black-Scholes option pricing model. The impact of adopting the fair value based method will depend on various factors including, but not limited to, the extent to which Nortel Networks will use stock-based compensation in the future and the fair value of the awards, which is dependent on a number of variables including Nortel Networks common share price and its historical volatility. Because of the uncertainty associated with each of these factors, the expense to be recognized by Nortel Networks will vary as a result of the adoption of the fair value based method.

Recent pronouncements

(a)	In January 2003, the FASB issued Interpretation No. (“FIN”) 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 — Consolidated Financial Statements to those entities defined as “Variable Interest Entities” (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003, and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003.

Nortel Networks currently conducts certain receivable sales and lease financing transactions through special purpose entities and is in the process of assessing the structure of these transactions against the criteria set out in FIN 46. Receivable sales transactions are generally conducted either directly with financial institutions or with multi-seller conduits. It is not expected that Nortel Networks will be required to consolidate any of these special purpose entities or provide any of the additional disclosures set out in FIN 46.

Certain lease financing transactions are structured through single transaction special purpose entities that currently do not have sufficient equity at risk as defined in FIN 46. In addition, Nortel Networks retains certain risks associated with guaranteeing recovery of between 75 percent and 88 percent of the unamortized principal balance of the debt which is expected to represent the majority of the risks associated with the special purpose entities’ activities. This percentage will be adjusted over time as the underlying debt matures. Therefore, it is expected that unless the existing arrangements are modified prior to July 1, 2003, Nortel Networks will be required to consolidate the assets, liabilities and any non-controlling interests of these special purpose entities effective July 1, 2003. The total assets and total liabilities held by these entities at December 31, 2002 are approximately $176 and $176, respectively.

(b)	In December 2002, the FASB issued SFAS 148 which is effective for years ending after December 15, 2002 (see note 2(t)).

(c)	In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires elaborating on the disclosures that must be made by a guarantor in financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002, and have been applied in the presentation of the accompanying consolidated financial statements. The recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. Nortel Networks has not yet determined the effect, if any, the recognition requirement for guarantees issued or modified after December 31, 2002 will have on its business, results of operations and financial condition.

(d)	In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)” (“EITF 94-3”). SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required recognition of a liability when an entity committed to an exit plan. Therefore, the effect of SFAS 146 will be to change the timing of recognition of certain liabilities and no material valuation differences are expected. Plans initiated before December 31, 2002 continue to be accounted for under EITF 94-3. Nortel Networks does not expect the adoption of SFAS 146 to have a material impact on its business, results of operations and financial condition.

(e)	In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Nortel Networks does not expect the adoption of SFAS 143 to have a material impact on its business, results of operations and financial condition.

Comparative figures

Certain 2001 and 2000 figures in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation.

3.	Accounting changes

(a)	Accounting for goodwill and other intangible assets

In June 2001, the FASB issued SFAS 142 effective for fiscal years beginning after December 15, 2001. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations and amortization of intangibles with an indefinite life, ceased upon adoption of SFAS 142. For any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized. Nortel Networks adopted the provisions of SFAS 142 effective January 1, 2002.

Nortel Networks completed the SFAS 142 transitional impairment test during the second quarter of 2002 and concluded that there was no impairment of recorded goodwill, as the fair value of its reporting units exceeded their carrying amount as of January 1, 2002. Therefore, the second step of the transitional impairment test under SFAS 142 was not required to be performed.

As a result of the continued decline in both Nortel Networks overall market value generally and within the Optical Networks segment specifically, Nortel Networks as part of its review of financial results during the three months ended September 30, 2002, evaluated the goodwill associated with the businesses within the Optical Networks segment for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within the Optical Networks segment could no longer support the carrying value of the goodwill associated with them. As a result, Nortel Networks recorded a goodwill impairment charge of $595. See note 6 for further information regarding this goodwill impairment charge.

The following table presents the impact on net loss and on basic and diluted loss per common share from both continuing and discontinued operations of the SFAS 142 requirement to cease the amortization of goodwill as if the standard had been in effect beginning January 1, 2000, for each of the years ended December 31:

	2002	2001	2000

Reported results:
Net loss from continuing operations	$(3,585)	$(24,307)	$(2,995)
Net loss from discontinued operations — net of tax	–	(3,010)	(475)
Cumulative effect of accounting change — net of tax of $9	–	15	–

Net loss — reported	$(3,585)	$(27,302)	$(3,470)

Adjustments:
Amortization of goodwill from continuing operations — net of tax(a)	$–	$4,157	$3,735
Amortization of goodwill from discontinued operations	–	190	224

Total net adjustments	$–	$4,347	$3,959

Adjusted results:
Net earnings (loss) from continuing operations	$(3,585)	$(20,150)	$740
Net loss from discontinued operations — net of tax	–	(2,820)	(251)
Cumulative effect of accounting change — net of tax of $9	–	15	–

Net earnings (loss) — adjusted	$(3,585)	$(22,955)	$489

Reported basic and diluted loss per common share:
— from continuing operations	$(0.93)	$(7.62)	$(1.01)
— from discontinued operations	–	(0.94)	(0.16)

Basic and diluted loss per common share — reported	$(0.93)	$(8.56)	$(1.17)

Adjusted basic earnings (loss) per common share:
— from continuing operations	$(0.93)	$(6.31)	$0.25
— from discontinued operations	–	(0.89)	(0.08)

Basic earnings (loss) per common share — adjusted	$(0.93)	$(7.20)	$0.17

Adjusted diluted earnings (loss) per common share:
— from continuing operations	$(0.93)	$(6.31)	$0.24
— from discontinued operations	–	(0.89)	(0.08)

Diluted earnings (loss) per common share — adjusted	$(0.93)	$(7.20)	$0.16

(a)	Includes goodwill amortization of equity accounted investments of nil, $9 (net of tax of $5) and $15 (net of tax of $7) for the years ended December 31, 2002, 2001 and 2000, respectively.

(b)	Impairment or disposal of long-lived assets (plant and equipment and acquired technology)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to certain long-lived assets, including those reported as discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”, and APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. Nortel Networks adopted the provisions of SFAS 144 effective January 1, 2002.

SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include the disposal of a component of an entity provided that the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. During the year ended December 31, 2002, Nortel Networks recorded write downs for plant and equipment of $250 related to long-lived assets held and used, and $123 related to long-lived assets held for sale. See note 6 for further information regarding these write downs.

(c)	Derivative financial instruments

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

For the year ended December 31, 2001, the adoption of SFAS 133 resulted in a cumulative decrease in net loss of $15 (pre-tax $24) and a charge to OCI of $7 (pre-tax $11). The decrease in net loss is primarily attributable to embedded derivatives. The charge to OCI is primarily attributable to the effective portion of option and forward contracts related to the Canadian dollar hedge program that are designated as cash flow hedges. The adoption of SFAS 133 did not materially affect either the basic or diluted loss per common share.

4.	Consolidated financial statement details

The following consolidated financial statement details are presented as at December 31, for the consolidated balance sheet details, and for each of the years ended December 31, for the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Research and development expense:

	2002	2001	2000

R&D expense	$2,230	$3,224	$3,633
R&D costs incurred on behalf of others(a)	49	68	64

Total	$2,279	$3,292	$3,697

(a)	These costs include R&D charged to customers of Nortel Networks pursuant to contracts that provide for full recovery of the estimated cost of development, material, engineering, installation and all other attracted costs, which are accounted for as contract costs.

Other income (expense) — net:

	2002	2001	2000

Interest income	$91	$119	$130
Minority interest	1	(4)	(86)
Gain (loss) on sale or write down of investments	(29)	(368)	884
Other — net	(57)	(98)	(119)

Other income (expense) — net	$6	$(351)	$809

Currency exchange gains:

	2002	2001	2000

Currency exchange gains(a)	$24	$2	$10

(a)	Currency exchange gains included in net loss.

Consolidated balance sheets

Inventories — net:

	2002	2001

Raw materials	$343	$759
Work in process	308	586
Finished goods	238	234

Inventories — net(a)	$889	$1,579

(a)	Net of inventory provisions of $1,015 and $933 as at December 31, 2002 and 2001, respectively. Included in other accrued liabilities are accruals of $168 and $565 at December 31, 2002 and 2001, respectively for cancellation charges, inventory in excess of future demand and the settlement of certain other claims related to contract manufacturers or suppliers.

Plant and equipment — net:

	2002	2001

Cost:
Land	$54	$124
Buildings	1,193	1,761
Machinery and equipment	3,931	4,547

	5,178	6,432

Less accumulated depreciation:
Buildings	(490)	(794)
Machinery and equipment	(3,244)	(3,067)

	(3,734)	(3,861)

Plant and equipment — net	$1,444	$2,571

Goodwill:

	Wireless	Enterprise	Wireline	Optical
	Networks	Networks	Networks	Networks	Other	Total

Balance — net as at January 1, 2002	$21	$1,660	$524	$590	$15	$2,810
Change:
Disposal	–	–	–	–	(15)	(15)
Impairment(a)	–	–	–	(595)	–	(595)
Foreign exchange	–	(3)	(1)	5	–	1

Balance — net as at December 31, 2002	$21	$1,657	$523	$–	$–	$2,201

(a)	See note 6 for further information regarding this goodwill impairment charge.

Intangible assets — net:

	2002	2001

Acquired technology	$391	$1,020
Less: accumulated amortization	(293)	(735)

Acquired technology — net(a)	$98	$285

(a)	Acquired technology is expected to be fully amortized by September 30, 2003.

     Other accrued liabilities:

	2002	2001

Outsourcing and selling, general and administrative related	$698	$706
Customer deposits	390	610
Product related	373	763
Warranty	240	248
Deferred income	219	127
Miscellaneous taxes	126	75
Income taxes payable	99	143
Current liabilities of discontinued operations	83	421
Interest expense	77	85
Other	589	737

Other accrued liabilities	$2,894	$3,915

Consolidated statements of cash flows

     Cash and cash equivalents at end of year — net:

	2002	2001	2000

Cash on hand and balances with banks	$935	$1,297	$1,218
Short-term investments	2,926	2,216	426

Cash and cash equivalents at the end of the year — net	$3,861	$3,513	$1,644

     Acquisitions of investments and businesses — net of cash acquired:

	2002	2001	2000

Cash acquired	$–	$(10)	$(385)
Total net assets acquired other than cash	(29)	(2,857)	(18,374)

Total purchase price	(29)	(2,867)	(18,759)

Less:
Cash acquired	–	10	385
Non-cash consideration paid other than common share options and contingent consideration	–	2,778	15,527
Common share option consideration paid	–	–	2,811
Cash consideration contingent upon the achievement of certain operational milestones	–	–	39

Acquisitions of investments and businesses — net of cash acquired	$(29)	$(79)	$3

Interest and income taxes paid (recovered):

	2002	2001	2000

Interest paid	$289	$253	$158
Income taxes paid (recovered)	$(1,208)	$20	$736

Receivables sales:

	2002	2001	2000

Proceeds from new securitizations	$562	$789	$1,632
Proceeds from collections reinvested in revolving period securitizations	$276	$688	$1,043

5.	Segmented information

General description

Nortel Networks operations are organized around four reportable segments: Wireless Networks; Enterprise Networks; Wireline Networks; and Optical Networks. Nortel Networks reportable segments are focused on providing seamless networking products and service capabilities. These products and service solutions are used by our service provider and enterprise customers, including local and long-distance communications companies, wireless service providers, cable multiple system operators and other communications service providers, large and small businesses, governments, educational institutions and other organizations.

Wireless Networks includes network access and core networking products for voice and data communications that span second and third generation wireless technologies and most major global standards for mobile networks. Enterprise Networks includes circuit and packet voice solutions, and data networking and security solutions, along with related professional services used by our enterprise customers. Wireline Networks includes circuit and packet voice solutions, and data networking and security solutions, along with related professional services used by our service provider customers. Optical Networks includes metropolitan, regional and long-haul photonic dense wavelength division multiplexing transmission systems, synchronous optical transmission systems, optical switching solutions, network management software and intelligence solutions and Optical Ethernet solutions for our service provider and enterprise customers.

“Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed as reportable segments.

As described in note 18, Nortel Networks access solutions operations were discontinued during the year ended December 31, 2001. These operations were previously included as a separate segment within Other. The data included below excludes amounts related to the access solutions operations.

Nortel Networks President and Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately with each segment manager reporting directly to the CEO. The CEO relies on the information derived directly from the Nortel Networks management reporting system. Contribution margin represents the primary financial measure used by the CEO in assessing performance and allocating resources, and includes the cost of revenues, and selling, general and administrative expense, for which the segment managers are held accountable. Costs associated with shared services, and other corporate costs, are allocated to the segments based on usage determined generally by headcount. Costs not allocated are primarily related to Nortel Networks corporate compliance and other non-operational activities and are included in Other. In addition, the CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements.

Segments

During the three months ended September 30, 2002, Nortel Networks changed the way it managed its business to streamline and focus more directly on its customers in four core business areas. Consequently, the former Metro and Enterprise Networks was split into two new segments, Enterprise Networks and Wireline Networks, each with its own segment manager reporting directly to the CEO. In addition, during the three months ended June 30, 2002, management shifted the accountability for the metro optical portion of the former Metro and Enterprise Networks segment to Optical Networks (formerly named Optical Long-Haul Networks). As a result, financial information is reported on the new basis and historical comparative financial information has been restated.

The following tables set forth information by segment for each of the years ended December 31:

	2002	2001	2000

Revenues
Wireless Networks	$4,211	$5,714	$5,438
Enterprise Networks	2,582	3,320	3,961
Wireline Networks	2,254	4,447	7,730
Optical Networks	1,465	3,370	9,732
Other	48	660	1,087

Total	$10,560	$17,511	$27,948

Contribution Margin
Wireless Networks	1,070	405	1,024
Enterprise Networks	430	328	898
Wireline Networks	430	505	3,001
Optical Networks	(603)	(2,943)	3,175
Other	(395)	(862)	(680)

Total	$932	$(2,567)	$7,418

Research and development expense	(2,230)	(3,224)	(3,633)
In-process research and development expense	–	(15)	(1,415)
Amortization of acquired technology	(157)	(807)	(852)
Amortization of goodwill	–	(4,148)	(3,720)
Stock option compensation	(91)	(109)	(134)
Special charges	(2,298)	(15,781)	(267)
Gain (loss) on sale of businesses	40	(112)	174
Equity in net loss of associated companies	(9)	(134)	(29)
Other income (expense) — net	6	(351)	809
Interest expense	(256)	(311)	(169)

Loss from continuing operations before income taxes	$(4,063)	$(27,559)	$(1,818)

Product revenues

The following table sets forth external revenues by product for each of the years ended December 31:

	2002	2001	2000

Wireless solutions	$4,211	$5,714	$5,438
Circuit and packet voice solutions	3,111	5,312	8,779
Optical solutions	1,641	3,731	10,039
Data networking and security solutions	1,549	2,094	2,605
Other	48	660	1,087

Total	$10,560	$17,511	$27,948

Geographic information

The following table sets forth external revenues by geographic region based on the location of the customer for each of the years ended December 31:

	2002	2001	2000

External revenues
United States	$5,336	$8,591	$16,893
EMEA(a)	2,574	4,355	5,835
Canada	675	940	1,505
Other regions	1,975	3,625	3,715

Total	$10,560	$17,511	$27,948

(a)	The Europe, Middle East and Africa region (“EMEA”).

Long-lived assets

The following table sets forth long-lived assets, representing plant and equipment — net, goodwill, and intangible assets — net, by geographic region as at December 31:

	2002	2001

Long-lived assets
United States	$2,592	$3,612
EMEA	411	823
Canada	603	972
Other regions	137	259

Total	$3,743	$5,666

6.	Special charges

During 2002, in light of the continued downturn in both the telecommunications industry and the economic environment, and capital market trends impacting Nortel Networks operations and expected future growth rates, Nortel Networks continued to implement its work plan to streamline its operations and activities around its core markets and leadership strategies.

Special charges recorded from January 1, 2000 to December 31, 2002 were as follows:

		Contract
		settlement	Plant and		Intangible
	Workforce	and lease	equipment		asset
	reduction	costs	write downs	Other	impairments	Total

Provision balance as at January 1, 2000	$–	$–	$–	$–	$–	$–
Goodwill impairment	–	–	–	–	133	133
Other special charges	130	–	–	4	–	134
Cash drawdowns	(82)	–	–	–	–	(82)
Non-cash drawdowns	–	–	–	(4)	(133)	(137)

Provision balance as at December 31, 2000	$48	$–	$–	$–	$–	$48

Goodwill impairment	–	–	–	–	12,121	12,121
Other special charges	1,361	883	970	39	407	3,660
Cash drawdowns	(1,023)	(110)	–	(8)	–	(1,141)
Non-cash drawdowns	14	–	(970)	–	(12,528)	(13,484)

Provision balance as at December 31, 2001(a)	$400	$773	$–	$31	$–	$1,204

Goodwill impairment	–	–	–	–	595	595
Other special charges	926	228	433	89	27	1,703
Cash drawdowns	(791)	(328)	–	(20)	–	(1,139)
Non-cash drawdowns	(100)	–	(433)	(89)	(622)	(1,244)

Provision balance as at December 31, 2002(a)	$435	$673	$–	$11	$–	$1,119

(a)	At December 31, 2002 and 2001, the short-term provision balance was $785 and $872, respectively, and the long-term provision balance was $334 and $332, respectively (included in other liabilities).

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)

	Direct(a)	Indirect(b)	Total

RFT employee notifications by period:
During 2000	200	3,800	4,000
During 2001	13,900	22,200	36,100
During 2002	3,400	9,300	12,700

RFT employee notifications as at December 31, 2002	17,500	35,300	52,800

(a)	Direct employees include employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees include employees performing manufacturing management, sales, marketing, research and development and administrative activities.

Year ended December 31, 2002

For the year ended December 31, 2002, Nortel Networks recorded total special charges of $2,298.

Workforce reduction charges of $926 were related to severance and benefit costs associated with approximately 12,700 employees notified of termination during 2002 which extended across all segments. Workforce reduction charges include $124 for pension and post-retirement benefits other than pension, settlement and curtailment costs. During 2002, the workforce reduction provision balance was drawn down by cash payments of $791 and by $100 of non-cash pension and post-retirement benefits other than pension, settlement and curtailment costs attributable to the notified employee group charged against the provision. The remaining provision is expected to be substantially drawn down by the end of 2003.

Contract settlement and lease costs of $228 include $76 of negotiated settlements to cancel or renegotiate contracts and $152 of net lease charges related to a number of leased facilities (comprised of office, warehouse and manufacturing space), and leased manufacturing equipment no longer required, across all of Nortel Networks segments. Lease costs represent Nortel Networks future contractual obligations under its operating leases for those leases that Nortel Networks cannot terminate. During 2002, Nortel Networks modified the original disposition plan for certain properties and is pursuing lease terminations instead of subleasing due to current market conditions. As at December 31, 2002, the provision balance for contract settlement and lease costs was drawn down by cash payments of $328, resulting in an ending provision balance of $673. The remaining provision, net of approximately $420 in expected sublease revenue, is expected to be substantially drawn down by the end of 2006.

Plant and equipment write downs of $433 were net of $28 of additional proceeds from disposals in excess of amounts previously expected. Plant and equipment charges include write downs of $19 for owned facilities across all segments, a $17 reversal for certain leasehold improvements and information technology equipment associated with the exit of leased and owned facilities, and $431 for certain plant and manufacturing, and R&D related equipment. The carrying values of the above noted owned facilities have been reflected at their net realizable value based on market assessments for general purpose facilities.

Plant and manufacturing related equipment write downs of $431 include $25 for equipment within global operations, a function that supports all segments, $358 for specialized plant infrastructure and equipment within Optical Networks and $48 for specialized equipment including R&D equipment within all segments. Within global operations, it was determined that there was excess equipment at a number of system houses that would no longer be required as a result of the industry and economic environment. As a result, the identified equipment was written down to its net realizable value. Within Optical Networks, Nortel Networks performed assessments of certain plant and equipment due to the current market conditions and the delay in the anticipated recovery of that segment and concluded that the assets carrying value was not fully recoverable from estimated future cash flows. As a result, Nortel Networks recorded $358 to write down the value of this equipment to its net realizable value. Included in the $358 write down was $34 related to equipment held for sale, which were part of the Bookham Technology plc (“Bookham”) transaction (see note 9). Within other business segments, $48 of excess equipment was identified that would no longer be required as a result of the industry and economic environment and the identified equipment was written down to its net realizable value.

Other special charges of $116 include $27 for certain acquired technology write downs and $89 of inventory write downs, reflecting the net realizable value of these assets on disposition, associated with assets held for sale under SFAS 144 within Optical Networks (see note 9). The acquired technology amount of $27 reflects write downs in acquired technology associated with Xros, Inc. (“Xros”) (the X-1000 IPR&D project), JDS Uniphase Corporation’s Zurich, Switzerland based subsidiary and related assets in Poughkeepsie, New York (the “980 NPLC business”) and CoreTek, Inc. (“CoreTek”).

Goodwill impairment charges were $595. As a result of the continued decline in both Nortel Networks overall market value generally and within Optical Networks specifically, Nortel Networks as part of its review of financial results during the year ended December 31, 2002, evaluated the goodwill associated with the businesses within Optical Networks for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within Optical Networks could no longer support the carrying value of the remaining goodwill associated with them. As a result, Nortel Networks recorded a goodwill impairment charge of $595. Fair value was estimated using the expected present value of discounted future cash flows of the businesses within Optical Networks. The discount rate used ranged from 12 to 16 percent and the terminal values were estimated based on terminal growth rates ranging from 3 to 5 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates.

Year ended December 31, 2001

For the year ended December 31, 2001, Nortel Networks recorded total special charges of $15,781.

Workforce reduction charges of $1,361 were related to the cost of severance and benefits associated with approximately 36,100 employees notified of termination. The workforce reduction was primarily in the United States, Canada and EMEA and extended across all segments. As at December 31, 2001, the workforce reduction provision balance was drawn down by cash payments of $1,023, offset by $14 of non-cash pension settlement and curtailment costs attributable to the notified employee group charged against the provision.

Contract settlement and lease costs of $883 included $126 of negotiated settlements to cancel or renegotiate contracts and $757 of net lease charges related to a number of leased facilities (comprised of office, warehouse and manufacturing space), and leased manufacturing equipment no longer required, across all segments. Lease costs represent Nortel Networks future contractual obligations under its applicable operating leases on leases that Nortel Networks cannot terminate. As at December 31, 2001, the provision balance for contract settlement and lease costs was drawn down by cash payments of $110, resulting in a provision balance of $773, net of approximately $506 in expected sublease revenues.

Plant and equipment write downs of $970 include write downs of $186 for owned facilities, $440 for leasehold improvements and certain information technology equipment associated with the exiting of leased and owned facilities and $344 for certain plant and manufacturing related equipment. Owned facility write downs of $186 include $95 for specific owned facilities across all segments primarily within the United States, Canada and EMEA and $91 for a specialized manufacturing facility in the United States within Optical Networks. The carrying values of the above owned facilities have been reflected at their net realizable value based on market assessments for general purpose facilities.

Plant and manufacturing related equipment write downs of $344 include $66 for equipment within global operations, and $278 for specialized plant infrastructure and equipment within Optical Networks.

Goodwill and intangible asset impairment charges were $12,528 and include a goodwill impairment charge of $106 related to the remaining net book value of goodwill associated with the prior acquisitions of MICOM Communications, Corp. and Dimension Enterprises, Inc. (“Dimension”). As part of Nortel Networks work plan to streamline its business, the decision was made to exit all technologies and consulting services related to these prior acquisitions. The results related to these prior acquisitions were not material to the business, results of operations and financial condition of Nortel Networks.

Nortel Networks, as part of its review of financial results during the year ended December 31, 2001, performed an assessment of the carrying values of intangible assets recorded in connection with its various acquisitions. The assessment during that period was performed in light of the significant negative industry and economic trends impacting Nortel Networks operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of the assessment was that the decline in market conditions within the telecommunications industry was significant and other than temporary. As a result, Nortel Networks recorded a $12,422 impairment of goodwill and other intangible assets based on the amount by which the carrying amount of these assets exceeded their fair value. The impairment was primarily related to the goodwill within Enterprise Networks, Optical Networks and Other and was associated with the acquisitions of Alteon WebSystems Inc. (“Alteon”), the 980 NPLC business, Xros, Qtera Corporation (“Qtera”), Photonic Technologies, Inc. (“Photonic”), EPiCON, Inc. (“EPiCON”) and Clarify Inc. (“Clarify”).

Fair value was determined based on discounted future cash flows for the businesses that had separately distinguishable goodwill and intangible asset balances and whose operations had not yet been fully integrated into Nortel Networks. The cash flow periods used were five years, the discount rate used was 20 percent, and the terminal values were estimated based upon terminal growth rates ranging from 5 to 11 percent reflecting management’s best estimates at the time. The discount rate was based upon Nortel Networks weighted average cost of capital as adjusted for the risks associated with the operations.

Year ended December 31, 2000

For the year ended December 31, 2000, Nortel Networks recorded total special charges of $267.

Workforce reduction charges of $130 consisted of $100 related to approximately 2,000 employees connected with Nortel Networks initiative to strategically realign resources into high growth areas of the business in response to shifts in customers’ needs from older to newer technologies across Nortel Networks product portfolio. The remaining workforce reduction costs of $30 related to approximately 2,000 employees connected with the outsourcing of certain information services functions as part of the outsourcing of certain corporate service functions which began in the third quarter of 1999. The provision balance of $48 at December 31, 2000 was fully drawn down in 2001.

The intangible asset impairment charge of $133 represented a reduction of the goodwill related to certain operations in EMEA and resulted from a change in business mandate for those operations from a product focus to a focus on distribution channels.

7.	Income taxes

At December 31, 2002, Nortel Networks net deferred tax assets, excluding discontinued operations, were $3,170, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities, and non-current assets and liabilities, plus the tax benefit of net operating and capital loss carryforwards and tax credit carryforwards. These carryforwards expire at various dates beginning in 2003.

During the year ended December 31, 2002, Nortel Networks recorded a net income tax benefit of $478 on a pre-tax loss of $4,063. Gross income tax valuation allowances during the year ended December 31, 2002, were $1,140 including certain additional income tax valuation allowances of $532. Nortel Networks assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including Nortel Networks eight consecutive quarters of tax losses, and concluded that it was more likely than not, that certain additional tax valuation allowances of $532 were required. If market conditions change or future results of operations differ from those expected, future evaluations may result in adjustments to the valuation allowance.

Changes to tax legislation in the United States, during the year ended December 31, 2002, extended the net operating loss carryback period from two to five years. As a result, Nortel Networks was able to carryback available United States losses from 2001 and utilize approximately $700 of deferred income tax assets previously recognized, generating additional cash recoveries of approximately $700 for the year ended December 31, 2002.

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (provision) included in the accompanying consolidated statements of operations for each of the years ended December 31:

	2002	2001	2000

Income taxes at Canadian rates
(2002—39.4%, 2001—40.8%, 2000—42.3%)	$1,601	$11,250	$769
Reduction of Canadian taxes applicable to manufacturing profits	(62)	(71)	36
Difference between Canadian rate and rates applicable to subsidiaries in the United States and other jurisdictions	(49)	(590)	116
Difference between basic Canadian rate and rates applicable to gain (loss) on sale of businesses	(4)	(128)	(30)
Non-deductible amortization of acquired intangibles and IPR&D expense	(219)	(6,800)	(2,197)
Foreign operation tax credit	–	902	–
Valuation allowances on tax benefits	(1,140)	(1,367)	–
Utilization of losses	71	24	64
Other	280	32	65

Income tax benefit (provision)	$478	$3,252	$(1,177)

Details of Nortel Networks income taxes:
Earnings (loss) from continuing operations before income taxes:
Canadian, excluding gain (loss) on sale of businesses	$(1,318)	$(3,602)	$765
United States and other, excluding gain (loss) on sale of businesses	(2,785)	(23,845)	(2,757)
Gain (loss) on sale of businesses	40	(112)	174

	$(4,063)	$(27,559)	$(1,818)

Income tax benefit (provision):
Canadian, excluding (gain) loss on sale of businesses	$139	$510	$(229)
United States and other, excluding (gain) loss on sale of businesses	359	2,824	(845)
(Gain) loss on sale of businesses	(20)	(82)	(103)

	$478	$3,252	$(1,177)

Income tax benefit (provision):
Current	$39	$1,240	$(1,567)
Deferred	439	2,012	390

Income tax benefit (provision)	$478	$3,252	$(1,177)

The following table shows the significant components included in deferred income taxes as at December 31:

	2002	2001

Assets:
Tax benefit of loss carryforwards and tax credits	$4,748	$3,077
Provision and reserves	1,774	1,775
Post-retirement benefits other than pensions	104	381
Plant and equipment	72	25
Pension plan liabilities	285	49
Deferred compensation	32	35
Unrealized losses on investments	3	107
Other	–	33

	7,018	5,482
Valuation allowance	(3,066)	(1,687)

	3,952	3,795

Liabilities:
Acquired technology	38	110
Provision and reserves	681	560
Plant and equipment	6	166
Other	57	14

	782	850

Net deferred income tax assets	$3,170	$2,945

Included in deferred income taxes as at December 31, 2002 was a valuation allowance on certain deferred income tax assets of approximately $63, which pertained to certain provisions and loss carryforwards resulting from certain acquisitions. When utilized by Nortel Networks, the tax benefit of these amounts will be accounted for as a credit to goodwill, to the extent that there is remaining goodwill associated with the specific acquisition, rather than as a reduction of the income tax provision.

At December 31, 2002, Nortel Networks had the following net operating and capital loss carryforwards and tax credits which are scheduled to expire in the following years:

	Net
	operating	Capital
	losses	losses(a)	Tax credits(b)	Total

2003 - 2006	$573	$–	$279	$852
2007 - 2009	1,906	–	260	2,166
2010 - 2016	7	12	398	417
2017 - 2022	2,657	–	262	2,919
Indefinitely	1,127	3,960	12	5,099

	$6,270	$3,972	$1,211	$11,453

(a)	The capital losses relate primarily to the United Kingdom and may only be used to offset future capital gains realized in the United Kingdom. Nortel Networks has recorded a full valuation allowance against this future tax benefit.
(b)	Global investment tax credits of $116, $154 and $151 have been applied against the income tax provision in 2002, 2001 and 2000, respectively. Unused tax credits can be utilized primarily to offset future Canadian income taxes payable.

8.	Employee benefit plans

Pension plans

Nortel Networks maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans.

During 2000, Nortel Networks introduced a balanced capital accumulation and retirement program (the “Balanced Program”) and an investor capital accumulation and retirement program (the “Investor Program”), to substantially all of its North American employees and a flexible benefits plan (the “Flexible Benefits Plan”) to substantially all of its employees in the United Kingdom. Those employees who were already a member of one of the existing defined benefit pension plans (the “Traditional Program”) could elect to transfer to one of these new program arrangements, as applicable, or remain in the existing Traditional Program. With the introduction of the Balanced Program, the Investor Program and the Flexible Benefits Plan during 2000, the Traditional Program was closed to new entrants.

In 2002, the decline in global capital markets and interest rates had a negative impact on Nortel Networks pension plan assets and obligations. As a result, Nortel Networks was required to adjust the minimum pension liability for certain plans, representing the amount by which the accumulated benefit obligation less the fair value of the plan assets was greater than the liability previously recognized in the consolidated balance sheet. The pre-tax effect of this adjustment was to decrease prepaid pension costs by $23, increase pension liabilities by $696, increase intangible assets by $27, and increase accumulated other comprehensive loss by $692. Because these adjustments were non-cash, their effect has been excluded from the accompanying consolidated statements of cash flows.

Benefits other than pensions

Nortel Networks also provides other benefits, including post-retirement benefit and post-employment benefits. Employees in the Traditional Program are eligible for their existing company sponsored post-retirement benefits or a modified version of these benefits, depending on age and years of service. Employees in the Balanced Program are eligible for post-retirement benefits at reduced company contribution levels, while employees in the Investor Program have access to post-retirement benefits by purchasing a Nortel Networks-sponsored retiree health care plan at their own cost.

Nortel Networks policy is to fund defined benefit pension and other benefits based on accepted actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Plan assets are comprised primarily of common stocks, bonds, debentures, secured mortgages and property. Included in plan assets are common shares of Nortel Networks with an aggregate market value of $3 in 2002 ($23 in 2001).

Pension and other benefit costs reflected in the accompanying consolidated statement of operations are based on the projected benefit method of valuation.

The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the accompanying consolidated balance sheets as at December 31:

	Defined benefit plans		Post-retirement benefits

	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation — beginning	$6,020	$5,888	$529	$479
Service cost	155	197	10	13
Interest cost	400	405	37	36
Plan participants’ contributions	11	17	2	2
Actuarial loss (gain)	(23)	346	20	28
Acquisition/divestiture/settlements	(386)	(186)	(3)	15
Benefits paid	(315)	(427)	(31)	(23)
Foreign exchange loss (gain)	283	(220)	4	(21)

Benefit obligation — ending	$6,145	$6,020	$568	$529

Change in plan assets:
Fair value of plan assets — beginning	$4,980	$6,357	$41	$46
Actual return on plan assets	(265)	(811)	–	1
Employer contributions	149	114	28	20
Plan participants’ contributions	11	17	2	2
Acquisition/divestiture/settlements	(423)	(60)	–	–
Benefits paid	(315)	(427)	(31)	(23)
Change in valuation	–	(64)	–	–
Foreign exchange gain (loss)	221	(146)	1	(5)

Fair value of plan assets — ending	$4,358	$4,980	$41	$41

Unfunded status of the plans	(1,787)	(1,040)	(527)	(488)
Unrecognized net plan benefits existing at January 1, 1987	(7)	(10)	(31)	–
Unrecognized prior service cost (credit)	19	24	–	(40)
Unrecognized net actuarial losses (gains)	1,400	796	13	(8)
Employer contributions after the measurement date	113	24	–	–

Net amount recognized	$(262)	$(206)	$(545)	$(536)

Amount recognized in the accompanying consolidated balance
sheets:
Other liabilities	$(1,123)	$(354)	$(545)	$(536)
Other assets — intangible assets	41	14	–	–
Other assets — pension assets	–	25	–	–
Foreign currency translation adjustment	19	–	–	–
Accumulated other comprehensive loss	801	109	–	–

Net amount recognized	$(262)	$(206)	$(545)	$(536)

The following details selected information for defined benefit plans with accumulated benefit obligations in excess of the fair value of plan assets:

	2002	2001

Benefit obligation	$6,145	$4,795
Accumulated benefit obligation	$5,523	$4,268
Fair value of plan assets	$4,358	$3,851

The following details the net pension expense and the underlying assumptions for the defined benefit plans for each of the years ended December 31:

	2002	2001	2000

Pension expense:
Service cost	$155	$197	$182
Interest cost	400	405	394
Estimated return on plan assets	(418)	(461)	(450)
Amortization of prior service cost	8	8	10
Amortization of net losses (gains)	19	(25)	2
Settlement losses (gains)	93	1	(7)
Curtailment losses (gains)	40	16	(35)

Net pension expense	$297	$141	$96

Allocation of net pension expense:
Continuing operations	$297	$139	$93
Discontinued operations	–	2	3

Net pension expense	$297	$141	$96

Weighted average assumptions at end of year:
Discount rate	6.3%	6.7%	7.0%
Expected rate of return on plan assets	7.8%	7.8%	8.1%
Rate of compensation increase	3.7%	4.6%	4.8%

The following details the net cost components and underlying assumptions of post-retirement benefits other than pensions for each of the years ended December 31:

	2002	2001	2000

Post-retirement benefit cost:
Service cost	$10	$13	$20
Interest cost	37	36	39
Expected return on plan assets	(3)	(3)	(3)
Amortization	(3)	(5)	(2)
Settlements and curtailments	(9)	(21)	(26)

Net post-retirement benefit cost	$32	$20	$28

Allocation of net post-retirement benefit cost:
Continuing operations	$32	$20	$27
Discontinued operations	–	–	1

Net post-retirement benefit cost	$32	$20	$28

Weighted average assumptions at end of year:
Discount rate	6.8%	7.0%	7.5%
Expected rate of return on plan assets	8.0%	8.0%	8.0%
Weighted average health care cost trend rate	8.0%	7.3%	7.5%
Weighted average ultimate health care cost trend rate	4.7%	5.1%	5.1%
Year in which ultimate health care cost trend rate will be achieved	2009	2005	2004

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	2002	2001	2000

Effect on aggregate of service and interest costs
1% increase	$5	$5	$8
1% decrease	$(4)	$(4)	$(6)
Effect on accumulated post-retirement benefit obligations
1% increase	$57	$56	$47
1% decrease	$(46)	$(46)	$(38)

Under the terms of the Balanced Program, the Investor Program and the Traditional Program, eligible employees may contribute a portion of their compensation to an investment plan. Based on the specific program that the employee is enrolled in, Nortel Networks matches a percentage of the employees’ contribution up to a certain limit. The cost of these investment plans was $89, $139 and $124 for the years ended December 31, 2002, 2001 and 2000, respectively.

Under the terms of the Balanced Program and the Flexible Benefits Plan, Nortel Networks contributes a fixed percentage of employees eligible earnings to a pension plan arrangement. The cost of these pension plan arrangements was $29, $48 and $25 for the year ended December 31, 2002, 2001 and 2000, respectively.

9.	Divestitures, closures and acquisitions

Divestitures

On November 8, 2002, Nortel Networks sold certain plant and equipment, inventory, patents, and other intellectual property and trademarks, relating to its optical components business to Bookham. Included in the sale was the transfer of Nortel Networks transmitter and receiver, pump laser and amplifier businesses located in Paignton, U.K., Harlow, U.K., Ottawa, Canada, Zurich, Switzerland and Poughkeepsie, New York. Nortel Networks also transferred approximately 1,200 employees to Bookham in the transaction. Nortel Networks received 61 million common shares of Bookham, 9 million warrants with a strike price of one-third pence Sterling, notes receivable of $50 and cash of $10. The transaction included a minimum purchase commitment with Bookham requiring Nortel Networks to purchase approximately $120 of product from Bookham between November 8, 2002 and March 31, 2004. Should there be a shortfall, Nortel Networks would make a cash payment for a portion of the balance (see note 12).

During the three months ended September 30, 2002, Nortel Networks classified the assets sold to Bookham as available for sale and assigned an estimated fair value of $47 to them resulting in a charge of $123 (see note 6). A subsequent increase in Bookham’s common share price prior to the November 8, 2002 close date, resulted in an increase in value assigned to the consideration received. As a result, Nortel Networks recorded a gain from sale of business of $26 during the year ended December 31, 2002 resulting from the transaction.

As a result of the transaction, Nortel Networks received a 29.8 percent ownership interest in Bookham. Due to restrictions on Nortel Networks ability to vote the common shares, ability to appoint directors to the board or otherwise exercise significant influence over Bookham, the investment has been accounted for using the cost method.

On February 1, 2002, Nortel Networks sold to MetaSolv, Inc. (“MetaSolv’’), certain assets of its Service Commerce operation support system (“OSS’’) business for $35 and MetaSolv assumed certain liabilities. The transaction included software assets obtained as part of the Architel Systems Corporation (“Architel’’) acquisition and certain additional assets of Nortel Networks service management and business management OSS groups. Nortel Networks recorded a gain on sale of $10 related to the transaction in 2002. During the year ended December 31, 2001, Nortel Networks recorded a write down of the carrying value of the Architel assets identified for disposition of $233 to estimated net realizable value.

On November 28, 2001, Nortel Networks sold substantially all of the assets of its wholly owned subsidiary Clarify, including patents, intellectual property and trademarks, to Amdocs Limited for approximately $200 in cash, resulting in a gain of $16.

Closures

As part of its work plan to streamline its business, Nortel Networks closed the operations of CoreTek and Xros in 2002. In 2001, Nortel Networks closed the operations of EPiCON, Photonic and Dimension (see note 6).

As described in note 6, the amount of goodwill and acquired technology associated with a number of Nortel Networks prior acquisitions was written down by $622 during the year ended December 31, 2002 and $12,528 during the year ended December 31, 2001.

Acquisitions

The following tables set out certain information for acquisitions completed by Nortel Networks in the years ended December 31, 2001 and 2000, excluding those entities acquired which were subsequently included as discontinued operations (see note 18). All of these acquisitions were accounted for using the purchase method. The accompanying consolidated financial statements include the operating results of each of these businesses from the respective dates of acquisition.

Purchase price allocation

						Net tangible	Deferred
		Purchase		Acquired		assets	stock option
Closing date	Acquisition	price(k)	Goodwill(l)	technology(l)	IPR&D	(liabilities)	compensation

2001
February 13	980 NPLC business(a)	$2,818	$2,417	$402	$15	$(16)	$–

2000
October 5	Alteon(b)	8,054	6,705	391	403	127	428
September 5	EPiCON(c)	284	262	13	6	(1)	4
July 1	Architel(d)	472	420	17	16	17	2
June 23	CoreTek(e)	1,411	1,154	115	176	(34)	–
June 2	Xros(f)	3,227	3,004	29	191	3	–
May 12	Photonic(g)	32	29	–	–	3	–
March 16	Clarify(h)	2,114	1,812	210	64	28	–
January 28	Qtera(i)	3,004	2,412	–	559	33	–
January 24	Dimension(j)	65	58	–	–	7	–

(a)	The 980 NPLC business was a designer and manufacturer of G08 980 nanometer pump-laser chips.
(b)	Alteon was a provider of next generation Internet infrastructure solutions.
(c)	EPiCON was a provider of a software platform that enabled application service providers to deliver and manage applications and services over the Internet.
(d)	Architel was a provider of software systems allowing service providers to provide Internet and other next generation Internet Protocol services.
(e)	CoreTek was a developer of strategic optical components.
(f)	Xros was a developer of second-generation, large-scale fully photonic switching.
(g)	Photonic was a developer of optical component technology for manipulation and control of the polarization of light.
(h)	Clarify was a provider of eBusiness front office solutions.
(i)	Qtera was a producer of ultra-long reach optical networking systems.
(j)	Dimension was an engineering and business strategy consulting firm.
(k)	Includes contingent consideration earned after the closing date.
(l)	Nortel Networks amortizes acquired technology over two or three years. Prior to adopting SFAS 142, goodwill for the above acquisitions was amortized over three or four years.

Form of consideration included in purchase price allocation

				Black-Scholes
				fair value of
	Common	Assumed	Assumed	assumed
	shares	stock options	warrants	stock options
Acquisition	(millions)	(millions)	(millions)	and warrants	Cash

2001
980 NPLC business	76.6	–	–	$–	$–

2000
Alteon	81.9	29.0	–	$1,692	$–
EPiCON	4.3	1.0	–	$38	$–
Architel	6.0	0.8	–	$40	$–
CoreTek	14.5	3.4	–	$175	$–
Xros	52.9	2.1	–	$76	$–
Photonic	–	–	–	$–	$32
Clarify	63.4	17.6	–	$363	$–
Qtera	56.4	7.4	1.9	$427	$–
Dimension	–	–	–	$–	$37

In connection with the acquisition of the 980 NPLC business from JDS Uniphase Corporation (“JDS”), Nortel Networks issued approximately 65.7 million common shares. The purchase price included deferred consideration which is payable after December 31, 2003 in common shares of Nortel Networks. The actual number of common shares to be issued to satisfy the deferred consideration will be between 10.9 million and 16.4 million common shares depending on Nortel Networks common share price at that date. A purchase arrangement with JDS may reduce the number of common shares that Nortel Networks would be required to deliver (see note 12). The minimum number of common shares issuable (76.6 million) is considered issued and outstanding for financial reporting purposes.

In connection with the acquisition of Alteon, Nortel Networks sold Alteon’s network interface card division to 3Com Corporation for $110 in cash, resulting in a $103 decrease to the goodwill recorded on the acquisition. As part of the acquisition, Nortel Networks assumed a call/put option between Alteon and one of Alteon’s investments, Candlestick Networks, Inc. (“Candlestick”). During 2001, Candlestick exercised the call option and Nortel Networks acquired the remaining ownership interest in Candlestick by issuing approximately 1.7 million Nortel Networks Corporation common shares.

In connection with the acquisition of Qtera, approximately 10.4 million Nortel Networks common shares were issued into escrow related to contingent consideration. The Black-Scholes fair value included $78 for assumed warrants. The issued common shares, assumed stock options and warrants exclude the common shares that were to be issued to the former holders of assumed stock options and warrants on achievement of certain business performance objectives.

Other acquisitions

Nortel Networks Germany

Effective January 1, 2000, Nortel Networks increased its ownership interest in Nortel Networks Germany GmbH & Co. KG (formerly known as Nortel Dasa Network Systems GmbH & Co. KG), from 50 percent to 58 percent.

Nortel Networks France

Effective January 1, 2000, Nortel Networks increased its ownership interest in Nortel Networks France SAS (formerly known as Matra Nortel Communications S.A.S), from 50 percent to 55 percent.

Contingent consideration

In certain acquisition transactions, Nortel Networks agreed to pay additional purchase consideration upon the achievement of specific objectives by the acquired business. The achievement of these objectives results in an increase in the purchase price of the acquired business for consideration subsequent to the purchase date, and a corresponding increase at that time to the goodwill recorded on the acquisition. The maximum contingent consideration is fixed as at the date of acquisition. The following table outlines acquisitions completed by Nortel Networks for the years ended December 31, 2001 and 2000, for which it was possible for contingent consideration to be earned during the years ended December 31, 2002 and 2001, if the acquired businesses met the specific performance objectives.

	Contingent consideration

Acquisition	Earned 2002	Earned 2001	Earned 2000	Earned to date	Maximum

CoreTek(a)	$–	$208	$156	$364	$364
Photonic(b)	–	–	–	–	5
Qtera(b)	–	–	300	300	500
Dimension(c)	–	13	15	28	34

(a)	Paid in common shares upon CoreTek having achieved certain business performance objectives in 2000 and 2001.
(b)	2001 contingent consideration was not earned and remaining contingent consideration will not be paid.
(c)	Remaining contingent consideration is not payable due to the closure of the Dimension business.

IPR&D

IPR&D was estimated using independent valuations and was allocated to each IPR&D project using the estimated fair value based on cash flows generated from the products that would result from each of the projects.

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

The forecast data employed in the analyses for IPR&D was based upon both forecast information maintained by the acquired companies and Nortel Networks estimate of future performance of the business. The inputs used by Nortel Networks in analyzing IPR&D were based upon assumptions that Nortel Networks believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results.

A brief description of the IPR&D projects in process, completed, sold or closed during the year ended December 31, 2002, is set forth in the table below.

		Estimated	Expected
		percentage	cost to
		complete on	complete on	Discount
Acquisition	IPR&D Project	acquisition	acquisition	rate utilized

980 NPLC business	G08 980 nanometer pump-laser chip(a)	10%	$10.0	25%
CoreTek	Optical performance monitor(b)	75%	2.4	23%
CoreTek	Laser locker card(b)	65%	4.2	23%
Xros	X-1000(b)	65%	8.8	22%

(a)	This project was sold to Bookham as part of the sale of the 980 NPLC business.
(b)	These projects were closed as part of Nortel Networks work plan to streamline its business.

10.	Long-term debt and credit facilities

Long-term debt

At December 31, long-term debt consisted of:

	2002	2001

6.875% Notes due and paid October 1, 2002	$–	$300
6.00% Notes due September 1, 2003	164	200
6.125% Notes due February 15, 2006	1,314	1,500
7.40% Notes due June 15, 2006(a)	150	150
4.25% Convertible senior notes due September 1, 2008	1,800	1,800
6.875% Notes due September 1, 2023	200	200
7.875% Notes due June 15, 2026(a)	150	150
Other long-term debt with various repayment terms and a weighted average interest rate of 4.970%	88	139
Fair value adjustment attributable to hedged debt obligations	80	19
Obligations under capital leases	6	20

	$3,952	$4,478
Less: Long-term debt due within one year	233	384

Long-term debt	$3,719	$4,094

(a)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNL, and are fully and unconditionally guaranteed by NNL.

At December 31, 2002, the amounts of long-term debt payable for each of the years ending December 31 consisted of:

2003	$233
2004	20
2005	–
2006	1,465
2007	–
Thereafter	2,234

Total long-term debt payable	$3,952

On August 15, 2001, Nortel Networks completed an offering of $1,800 of 4.25 percent convertible senior notes (the “Senior Notes”), due on September 1, 2008. The Senior Notes pay interest on a semi-annual basis on March 1 and September 1, which began March 1, 2002. The Senior Notes are convertible, at any time by holders into common shares of Nortel Networks, at an initial conversion price of ten dollars per common share, subject to adjustment upon the occurrence of certain events. Nortel Networks may redeem some or all of the Senior Notes in cash at any time on or after September 7, 2004 at a redemption price of between 100 percent and 102.125 percent of the principal amount of the Senior Notes depending on the redemption date, plus accrued and unpaid interest and additional interest, if any, to the date of the redemption. In addition, Nortel Networks may be required to redeem the Senior Notes in cash and/or common shares under certain circumstances such as a change in control, or Nortel Networks may redeem the Senior Notes at its option under certain circumstances such as a change in the applicable Canadian withholding tax legislation. Nortel Networks principal direct operating subsidiary, NNL, is the full and unconditional guarantor of the Senior Notes in the event Nortel Networks does not make payments for the principal, interest, premium, if any, or other amounts, if any, as they are due. The guarantee is a direct, unconditional and unsubordinated obligation of NNL.

On February 8, 2001, NNL completed an offering of $1,500 of 6.125 percent notes due on February 15, 2006 (the “6.125 percent Notes”). The 6.125 percent Notes pay interest on a semi-annual basis on February 15 and August 15, which began on August 15, 2001. The 6.125 percent Notes are redeemable, at any time at NNL’s option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a make-whole premium.

During the year ended December 31, 2002, Nortel Networks paid $162, to purchase a portion of its 6.00 percent notes due on September 1, 2003 and the 6.125 percent Notes with carrying values of $36 and $186, respectively. The early extinguishment of debt resulted in a gain of $60 which is included in the consolidated statement of operations within Other income (expense) — net.

Credit facilities

At December 31, 2002 and 2001, Nortel Networks had total unused committed credit facilities of approximately $750 and $4,075, respectively. The $750 April 2000 five-year syndicated credit facilities are generally available at interest rates of LIBOR plus a spread, dependent on the amount drawn under these credit facilities and, in certain cases, the senior long-term debt ratings of NNL.

On December 13, 2002, the $1,510 December 2001 364-day syndicated credit facilities of NNL and its subsidiary, Nortel Networks Inc. (“NNI”), expired in accordance with their terms and NNL and NNI agreed to terminate their $1,175 April 2002 364-day syndicated credit facilities.

On April 12, 2000, NNL and NNI entered into five-year syndicated credit facilities, which permit borrowings in an aggregate amount of up to $750. The credit facilities contain a financial covenant that requires the maintenance of a consolidated tangible net worth of not less than $1,888 at the consolidated NNL level. These credit facilities also benefit from a security package over substantially all of NNL’s assets and those of most of its United States and Canadian subsidiaries and either a pledge of shares or a guarantee by certain of NNL’s other subsidiaries. The security was effective on April 4, 2002 upon the downgrading of NNL’s senior long-term debt ratings to below investment grade, defined as either Baa3 or BBB–, as determined by Moody’s Investor Services, Inc. (“Moody’s”) or Standard & Poor’s Ratings Service (“S&P”), respectively. In addition, Nortel Networks consolidated public debt securities are also secured equally and ratably with the obligations under NNL’s and NNI’s $750 April 2000 five year syndicated credit facilities (see note 22).

11.	Financial instruments and hedging activities

Risk management

Nortel Networks net earnings (loss) and cash flows may be negatively impacted by fluctuating interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, Nortel Networks enters into foreign currency forwards, foreign currency swaps foreign currency option contracts, interest rate swaps and equity forward contracts. Nortel Networks does not hold or issue derivative financial instruments for trading purposes.

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

The following table provides a summary of the total notional amounts of option and forward contracts as at December 31:

Currency	2002(a)	2001

Canadian dollar	$972	$1,873
British pound	8	79
Euro	555	124
Other	75	64

	$1,610	$2,140

(a)	Expected maturity dates for all notional amounts of option and forward contracts as at December 31, 2002 is fiscal 2003.

Interest and dividend rate risk

Nortel Networks enters into interest rate swap contracts to minimize financing costs on long-term debt and to manage interest rate risk on existing liabilities and receivables due to interest rate fluctuations. These contracts swap floating interest rate payments to fixed interest rate payments or vice versa. These contracts are designated as fair value hedges only when they are used to swap fixed interest rates to floating interest rates. These swap contracts have remaining terms to maturity between 9 months and 3.5 years. Nortel Networks from time to time enters into United States to Canadian dollar cross currency coupon swap contracts, which are not designated as hedging instruments, to limit its exposure to foreign currency fluctuations on the cash dividends payable on the outstanding Non-cumulative Redeemable Class A Preferred Shares Series 7 of NNL. These contracts have remaining terms to maturity of 20 years.

The following table provides a summary of interest rate swap contracts and cross currency coupon swap contracts and their aggregated weighted-average rates as at December 31:

	2002	2001

Interest rate swap contracts:
Received-fixed swaps — notional amount	$975	$375
Average fixed rate received	6.3%	6.6%
Average floating rate paid	4.1%	2.5%

Cross currency coupon swap contracts:
Received-fixed swaps — notional amount	$–	$220
Average fixed rate received	–	4.9%
Average floating rate paid	–	3.2%
Received-cross currency coupon swaps — notional amount	$224	$–
Average floating rate received (Canadian $)	2.9%	–
Average floating rate paid (United States $)	1.5%	–

During 2002, the terms of the cross currency coupon swap contracts changed from fixed to floating, to floating to floating, in accordance with the counterparty agreement. The notional amounts remained unchanged in the amount of Canadian $350.

Fair value

The estimated fair values approximate amounts at which financial instruments could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of interest rate swaps and forward contracts reflects the present value of the potential gain or loss if settlement had taken place on December 31, 2002; the fair value of option contracts reflects the cash flows due to or by Nortel Networks if settlement had taken place on December 31, 2002; and the fair value of long-term debt instruments reflects a current yield valuation based on observed market prices as of December 31, 2002. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel Networks could potentially realize in a current market exchange.

The following table provides the carrying amounts and fair values for all financial assets and liabilities for which fair value differed from carrying amount, and fair values recorded for derivative financial instruments in accordance with SFAS 133, as at December 31:

	2002		2001

	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial liabilities:
Long-term debt due within one year	$233	$225	$384	$388
Long-term debt	$3,719	$2,155	$4,094	$3,773

Derivative financial instruments net asset (liability) position:
Interest rate swap contracts	$80	$80	$20	$20
Forward and option contracts	$4	$4	$(38)	$(38)
Cross currency coupon swap contracts	$1	$1	$(14)	$(14)
Other	$(2)	$(2)	$3	$3

Credit risk

Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations to Nortel Networks. Nortel Networks is exposed to credit risk in the event of non-performance, but does not anticipate non-performance by any of the counterparties. Nortel Networks limits its credit risk by dealing with counterparties that are considered to be of high credit quality. The maximum potential loss on all financial instruments may exceed amounts recognized in the accompanying consolidated financial statements. However, Nortel Networks maximum exposure to credit loss in the event of non-performance by the other party to the derivative contracts is limited to those derivatives that had a positive fair value at December 31, 2002. Nortel Networks is also exposed to credit risk from customers. However, Nortel Networks global orientation has resulted in a large number of diverse customers, which minimizes concentrations of credit risk.

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

Hedge ineffectiveness and discontinuance of cash flow hedges determined in accordance with SFAS 133 had no material impact on the net loss for the year ended December 31, 2002. No fair value hedges were derecognized or discontinued for the year ended December 31, 2002.

Receivables sales

In 2002, 2001 and 2000, Nortel Networks entered into various agreements to sell certain of its receivables. These receivables were sold at a discount of $32, $53 and $41 from book value for the years ended December 31, 2002, 2001 and 2000 respectively, at annualized discount rates of approximately 3 percent to 5 percent, 5 percent to 8 percent and 3 percent to 5 percent for the years ended December 31, 2002, 2001 and 2000, respectively. Certain receivables have been sold with limited recourse, not exceeding 10 percent, of $9, $6 and $36 as at December 31, 2002, 2001 and 2000, respectively.

Under certain agreements, Nortel Networks has continued as servicing agent and/or has provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables, historical payment patterns and appropriate discount rates as applicable. Generally, trade receivables that are sold do not experience prepayments. The amounts associated with any servicing assets approximate Nortel Networks cost of servicing and, as such, no servicing asset or liability was recognized. Also, Nortel Networks has not historically experienced significant credit losses with respect to receivables sold with limited recourse and as such no liability was recognized.

There is a possibility that the actual performance of receivables or the cost of servicing the receivables will differ from the assumptions used to determine fair values at the transfer date and at each reporting date. Assuming hypothetical simultaneous unfavorable variations of up to 20 percent in credit losses, the discount rate used and the cost of servicing the receivables, the pre-tax impact on the value of the retained interests would not be significant.

12.	Guarantees and commitments

Guarantees

Nortel Networks has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee to be a contract that contingently requires Nortel Networks to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the other party. Nortel Networks has the following major types of guarantees that are subject to the disclosure requirements of FIN 45:

(a)	Business sale agreements

In connection with agreements for the sale of portions of its business, including certain discontinued operations, Nortel Networks has typically retained the liabilities of a business which relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. Nortel Networks generally indemnifies the purchaser of a Nortel Networks business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel Networks. These types of indemnification guarantees typically extend for a number of years.

Nortel Networks is unable to estimate the maximum potential liability for these types of indemnification guarantees as the business sale agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

(b)	Intellectual property indemnification obligations

Nortel Networks has entered periodically into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require Nortel Networks to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions.

The nature of the intellectual property indemnification obligations prevents Nortel Networks from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

(c)	Lease agreements

Nortel Networks has entered into agreements with its lessors that guarantee the lease payments of certain sub-lessees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel Networks vacated prior to the end of the term of its lease. These lease agreements require Nortel Networks to make lease payments throughout the lease term if the sub-lessee fails to make scheduled payments. These lease agreements have expiration dates through June 2012. The maximum amount that Nortel Networks may be required to pay under these types of agreements is $40.

Nortel Networks has also entered into an agreement to indemnify a certain lessor against certain additional costs, including financing costs, and costs incurred relating to construction problems with the building, through the term of the lease, which expires in May 2013. The maximum amount that Nortel Networks may be required to pay under this lease agreement is $77.

In addition, Nortel Networks has entered into agreements to indemnify certain lessors, through the terms of the leases, which expire through May 2013, against costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, as a result of losses from litigation that may be suffered by them or, in the case of a particular lessor, if the transaction becomes invalid. The maximum amount that Nortel Networks may be required to pay that lessor in the event the transaction becomes invalid is $77. The maximum potential losses resulting from the other types of lease guarantees cannot be reasonably estimated.

Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

(d)	Third party debt agreements

Nortel Networks has guaranteed the debt of certain customers. These third party debt agreements require Nortel Networks to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. These third party debt agreements have expiration dates extending to May 2012. The maximum amount that Nortel Networks may be required to pay under these types of debt agreements is $13.

Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

(e)	Indemnification of lenders and agents under credit facilities

Under its credit facilities, Nortel Networks has agreed to indemnify its lenders under such facilities against costs or losses resulting from changes in laws and regulations which would increase the lenders’ costs, and from any legal action brought against the lenders related to the use of loan proceeds. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability.

Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

(f)	Other indemnification agreements

Nortel Networks has entered into agreements that provide for other types of indemnifications to counterparties in transactions including securitization agreements, investment banking agreements, guarantees related to the administration of capital trust accounts, guarantees related to the administration of employee benefit plans, indemnification of trustees under indentures for outstanding public debt, and sales of assets (other than business sale agreements). These indemnification agreements generally require Nortel Networks to indemnify the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, and/or as a result of losses from litigation that may be suffered by the counterparties arising from the transactions. These types of indemnification agreements normally extend over an unspecified period of time from the date of the transaction and do not provide for any limit on the maximum potential amount.

Nortel Networks in the past has also entered into guarantees related to the escrow of shares in business combinations. These types of indemnifications generally require Nortel Networks to indemnify counterparties for loss incurred from litigation that may be suffered by counterparties arising under the agreement. These types of agreements exist over a specified period of time from the date of the business combination and do not provide for any limit on the maximum potential amount.

The nature of such agreements prevents Nortel Networks from making a reasonable estimate of the maximum potential amount it could be required to pay to its counterparties. The difficulties in assessing the amount of liability result primarily from the unpredictability of future changes in laws, the inability to determine how laws (in particular tax legislation) apply to counterparties and the unlimited coverage (in time and dollar amount) offered to counterparties.

Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

(g)	Product warranties

As part of the normal sale of product, Nortel Networks has provided its customers with product warranties. These warranties extend for periods generally ranging from one to five years from the date of sale. The following summarizes the accrual of product warranties that is recorded as part of other accrued liabilities in the accompanying consolidated balance sheets as at December 31, 2002:

Balance at the beginning of the year	$248
Payments made during the year	(163)
Warranties issued during the year	155

Balance at end of year	$240

Bid and performance related bonds

Nortel Networks has entered into bid and performance related bonds associated with various contracts. These contracts generally have terms ranging from two to five years. Performance related bonds generally have a term of twelve months. Bid bonds generally have a much shorter term. Potential payments due under these bonds are related to Nortel Networks performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $362, excluding restricted cash and cash equivalents of $249 (see note 13), as at December 31, 2002 and $1,170 as at December 31, 2001.

Customer financing

Pursuant to certain financing agreements, Nortel Networks is committed to provide future financing in connection with purchases of Nortel Networks products and services. The unfunded commitments were $801 and $1,611 as at December 31, 2002 and 2001, respectively. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Nortel Networks attempts to limit its financing credit risk by utilizing an internal credit committee that actively monitors the credit exposure of Nortel Networks.

In addition, pursuant to these financing agreements, Nortel Networks has provided financing of $292 (net of a provision of $799) and $464 (net of a provision of $887), as at December 31, 2002 and 2001, respectively, excluding discontinued operations.

Joint ventures/minority interests

On October 19, 2002, Nortel Networks entered into a number of put option and call option agreements (the “Options”) as well as a share exchange agreement (the “Share Exchange”) with its partner in three European joint ventures. The Options allow the minority interest partner in each joint venture to sell its interest in that joint venture to the other partner at a fixed amount. The Share Exchange allows each partner to exchange a stipulated number of shares in its minority interest for a stipulated number of shares in the other party’s minority interest. The Options and the Share Exchange can be exercised between July 1, 2003 and December 31, 2003 subject to certain terms and conditions.

If the Options and the Share Exchange are exercised, Nortel Networks would be required to deliver to the joint venture partner net consideration of approximately $114, consisting of approximately $42 in cash, and an in-kind component of approximately $72, representing the return of a loan note currently owed to Nortel Networks by an affiliate of the joint venture partner. If completed, the transactions would result in the acquisition by Nortel Networks of two joint venture minority interests which would be accounted for under the purchase method of accounting and the disposition of its minority interest in the third joint venture. These transactions are not expected to have a material impact on the business, results of operations, and financial condition of Nortel Networks.

The written Options are required to be marked to fair value through the consolidated statement of operations at each period end until they are either exercised or expire. At December 31, 2002, Nortel Networks estimated the fair value of the written Options to be approximately $78 (included in the accompanying consolidated balance sheets within other accrued liabilities). The impact to the consolidated statement of operations for the year ended December 31, 2002 after the effect of indirectly related transactions was a net loss of $33 (included within other income (expense) — net). The purchased Options and the Share Exchange were initially recorded at fair value and will be assessed for impairment throughout their term until they are either exercised or expire.

The estimated fair values of the Options were based on an estimate of the current fair values of the respective joint ventures using an option-pricing model that is dependent on the assumptions used concerning the amount of volatility and the discount rates that reflect varying degrees of risk. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel Networks could potentially realize in current market exchanges.

Purchase commitments

Nortel Networks has entered into purchase commitments with certain suppliers under which it commits to buy a minimum amount or percentage of designated products in exchange for price guarantees or similar concessions. In certain of these agreements, Nortel Networks may be required to acquire and pay for such products up to the prescribed minimum or forecasted purchases.

In addition to such purchase commitments, Nortel Networks has also agreed with JDS that if Nortel Networks purchases a minimum amount of designated products determined as a percentage of Nortel Networks total purchases for such products during the period from January 1, 2001 to December 31, 2003, Nortel Networks would earn consideration from JDS as a reduction, in whole or in part, of the $500 deferred consideration otherwise payable in Nortel Networks common shares to JDS (see note 9). The consideration was valued at $500 as at the February 5, 2001 agreement date and has been recorded as purchase discounts and reflected as a reduction of cost of revenues in the amount of $149 and $152 in 2002 and 2001, respectively. Nortel Networks believes that its purchases to date are sufficient to meet the required percentage of Nortel Networks total purchases to December 31, 2003. Subsequent to the sale of the majority of its optical components business to Bookham on November 8, 2002, Nortel Networks has begun negotiations with JDS related to certain aspects of this arrangement and as a result, Nortel Networks has not recognized any additional purchase discounts beyond November 8, 2002 pending the outcome of these negotiations.

Nortel Networks entered into an arrangement with a minimum purchase commitment of $120 with Bookham. The terms of the commitment require Nortel Networks to purchase $120 of product from Bookham between November 8, 2002 and March 31, 2004. Should there be a shortfall, Nortel Networks would make a cash payment for a portion of the balance.

Operating leases and other commitments

At December 31, 2002, the future minimum payments under both operating leases and outsourcing contracts, net of lease commitments accrued for as part of restructuring contract settlement and lease costs (see note 6) consisted of:

	Operating	Outsourcing
	leases	contracts

2003	$316	$291
2004	229	273
2005	203	270
2006	150	268
2007	121	265
Thereafter	707	263

Total future minimum payments	$1,726	$1,630

Rental expense on operating leases for the years ended December 31, 2002, 2001 and 2000 amounted to $469, $756 and $683, respectively.

During the year ended December 31, 2002, Nortel Networks entered into sale leaseback transactions for certain of its properties with carrying values of approximately $270 which resulted in a loss on disposal of $3.

Expenses related to outsourcing contracts for the years ended December 31, 2002, 2001 and 2000, amounted to $364, $498 and $176, respectively, and are for services provided to Nortel Networks primarily related to information services, a portion of payroll, capital services, accounts payable, and training and resource functions. The minimum amount payable under Nortel Networks outsourcing contracts is variable to the extent that Nortel Networks workforce fluctuates from the baseline levels contained in the contracts.

13.	Restricted cash and cash equivalents

Due to the current general economic and industry environment, and NNL’s current credit ratings, the basis under which customer bid and performance related bonds and contracts can be obtained has changed, resulting in (but not limited to) increased cash collateral requirements and/or increased fees in connection with obtaining new customer bid and performance related bonds and contracts. As at December 31, 2002, approximately $249 of cash and cash equivalents was restricted as collateral for certain customer bid and performance related bonds and contracts.

14.	Capital stock

Common shares

Nortel Networks is authorized to issue an unlimited number of common shares without nominal or par value. At December 31, the outstanding number of common shares included in shareholders’ equity consisted of:

	2002		2001		2000

	Number of		Number of		Number of
(number of shares in thousands)	shares	$	shares	$	shares	$

Balance at beginning of year	3,213,742	$32,899	3,095,772	$29,141	2,754,309	$11,745
Shares issued pursuant to:
Shareholder dividend reinvestment and stock purchase plan	–	–	483	6	244	13
Stock option plans	3,924	144	21,499	528	54,547	1,086
Acquisition and acquisition related(a)	(330)	(13)	86,953	3,163	293,998	16,297
Conversion of subsidiary preferred shares	–	–	9,035	61	–	–
Plan of arrangement(b)	–	–	–	–	(7,326)	–
Common share offering(c)	632,500	857	–	–	–	–
Prepaid forward purchase contracts(d)	448	1	–	–	–	–
Other(e)	–	(301)	–	–	–	–

Balance at end of year	3,850,284	$33,587	3,213,742	$32,899	3,095,772	$29,141

(a)	Common shares issued as part of the purchase price consideration. During the year ended December 31, 2002, common shares were cancelled as earn out provisions were forfeited pursuant to their applicable agreements.
(b)	Options exercisable for approximately 0.7852 of a common share (before giving effect to the May 5, 2000 stock split) granted pursuant to the Arrangement to holders of BCE options at the effective date of the Arrangement.
(c)	On June 12, 2002, Nortel Networks issued 632,500,000 common shares for net proceeds of approximately $857, net of issue costs of $36.
(d)	Concurrent with the common share offering on June 12, 2002, Nortel Networks issued 28,750 prepaid forward purchase contracts for net proceeds of $623, net of issue costs of $26, which were recorded as an element of additional paid-in capital. As at December 31, 2002, 448,309 common shares have been issued for net proceeds of $1 as a result of the early settlement of 28 prepaid forward purchase contracts during the year.
(e)	Purchase discounts under the JDS purchase commitment (see note 12).

During the year ended December 31, 2001, Nortel Networks issued common shares to the holders of the 200 Cumulative Redeemable Class A Preferred Shares Series 4 (''Series 4 Preferred Shares’’) of NNL, each of whom had exercised their right to exchange their Series 4 Preferred Shares for common shares of Nortel Networks. The number of common shares issued for each Series 4 Preferred Share was determined by dividing Canadian $0.5 by the greater of Canadian $2.50 per common share and 95 percent of the weighted average trading price per common share of Nortel Networks on the Toronto Stock Exchange for the 10 trading days immediately preceding the date on which such common shares were issued in the exchange.

Stock consolidations and stock splits

On September 25, 2002, Nortel Networks announced that it planned to present a proposal to its shareholders for a consolidation of its outstanding common shares (also known as a reverse stock split) at its annual and special meeting planned for the spring of 2003. The announcement stated that the planned consolidation was intended to satisfy the New York Stock Exchange’s (''NYSE’’) continued listing requirements.

On February 14, 2003, Nortel Networks announced that its Board of Directors planned to ask shareholders, at its annual and special meeting to be held April 24, 2003, to give authority to the Nortel Networks Board of Directors to implement a consolidation of its outstanding common shares, in its sole discretion, at any time prior to April 15, 2004, at a consolidation ratio within the range of one post-consolidation common share for every five pre-consolidation common shares to one post-consolidation common share for every ten pre-consolidation common shares.

On April 27, 2000, as part of the Arrangement, Nortel Networks implemented a two-for-one stock split (the ''2000 Stock Split’’). The 2000 Stock Split was effective for registered common shareholders at the close of business on May 5, 2000. All comparative references to loss per common share from continuing operations, loss per common share from discontinued operations, dividends declared per common share, weighted average number of common shares outstanding and common shares issued and outstanding, have previously been restated to reflect the impact of the 2000 Stock Split.

Prepaid forward purchase contracts

On June 12, 2002, concurrent with Nortel Networks common share offering, 28,750 equity units were offered, each initially evidencing its holder’s ownership of a prepaid forward purchase contract (“purchase contract”), entitling the holder to receive Nortel Networks common shares and specified zero-coupon U.S. treasury strips (“U.S. treasury strips”). Net proceeds to Nortel Networks from the purchase contracts were $623. During the year ended December 31, 2002, 28 purchase contracts were settled early resulting in 448,309 common shares being issued for net proceeds of $1. As at December 31, 2002, 28,722 purchase contracts were outstanding. The purchase contracts are classified in shareholders’ equity as part of additional paid-in capital.

The settlement date for each remaining purchase contract is August 15, 2005, subject to acceleration or early settlement in certain cases. The aggregate number of Nortel Networks common shares issuable on the settlement date will be between approximately 485 million and 582 million shares, subject to certain anti-dilution adjustments (which includes adjustments for the proposed consolidation of Nortel Networks common shares). On the settlement date (or earlier if an acceleration event occurs prior to the settlement date or if the holder has elected an early settlement option), Nortel Networks will issue and deliver to the holder of each purchase contract after February 15, 2003 between 16,885.93 and 20,263.12 of its common shares (depending on the applicable market value), subject to certain anti-dilution adjustments. The applicable market value will be the average of the closing prices of Nortel Networks common shares on the New York Stock Exchange during a period shortly before the settlement date. If the applicable market value of Nortel Networks common shares is:

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

A holder of purchase contracts may elect to accelerate the settlement date in respect of some or all of its purchase contracts. Upon an early settlement on or after August 15, 2002 and prior to February 15, 2003, the holder was entitled to receive 16,011.04 Nortel Networks common shares per purchase contract (regardless of the market price of Nortel Networks common shares at that time), subject to certain anti-dilution adjustments. Upon an early settlement on or after February 15, 2003, the holder will receive 16,885.93 Nortel Networks common shares per purchase contract (regardless of the market price of Nortel Networks common shares at that time), subject to certain anti-dilution adjustments.

If Nortel Networks Corporation is involved in a merger, amalgamation, arrangement, consolidation or other reorganization event (other than with or into NNL or certain other subsidiaries) in which all of its common shares are exchanged for consideration of at least 30 percent of the value of which consists of cash or cash equivalents, then a holder of purchase contracts may elect to accelerate and settle some or all of its purchase contracts, for Nortel Networks common shares.

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

The U.S. treasury strips were purchased directly by a representative of the underwriters from the gross proceeds of the equity unit offering and were delivered to a third party acting as a custodian on behalf of the equity unit holders. Nortel Networks has no obligations with respect to or interest in the U.S. treasury strips. Accordingly, they are not reflected in the accompanying consolidated financial statements.

Preferred Shares

Nortel Networks Corporation is authorized to issue an unlimited number of Class A preferred shares, which rank senior to the Class B preferred shares and the common shares upon a distribution of capital or assets, and an unlimited number of Class B preferred shares, which rank junior to the Class A preferred shares and senior to the common shares upon a distribution of capital or assets, in each case without nominal or par value. Each of the Class A and Class B preferred shares are issuable in one or more series, each series having such rights, restrictions and provisions as determined by the Board of Directors of Nortel Networks Corporation at the time of issue. None of the Class A or Class B preferred shares of Nortel Networks Corporation has been issued.

Dividends

Dividends on the outstanding common shares are declared in United States dollars. Nortel Networks Corporation suspended future common share dividends after payment on June 29, 2001 of the $0.01875 per common share dividend.

Shareholder rights plan

Effective May 1, 2000, Nortel Networks adopted a shareholder rights plan (the “Rights Plan”). The fundamental objectives of the Rights Plan are to provide adequate time for the Nortel Networks Board of Directors and Nortel Networks shareholders to assess an unsolicited take-over bid for Nortel Networks, to provide the Nortel Networks Board of Directors with sufficient time to explore and develop alternatives for maximizing shareholder value if such a bid is made, and to provide Nortel Networks shareholders with an equal opportunity to participate in such a bid.

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

The Rights Plan will expire at the close of business on April 24, 2003, which is the date of Nortel Networks annual and special shareholders meeting, unless reconfirmed at such meeting. In anticipation of seeking reconfirmation of the Rights Plan, the Rights Plan was amended and restated as of February 14, 2003 to update it to reflect a continued evolution of the terms of rights plans adopted by Canadian public companies since 2000. The amended and restated Rights Plan will only be effective upon approval by a majority vote of certain independent shareholders at Nortel Networks annual and special shareholders meeting on April 24, 2003.

15.	Loss per common share

The following table details the weighted average number of Nortel Networks common shares outstanding for each of the years ended December 31:

(millions of shares)	2002	2001	2000

Weighted average number of common shares outstanding — basic and diluted(a)	3,838	3,189	2,953

(a)	The basic weighted average number of Nortel Networks common shares outstanding includes the minimum number of common shares to be issued upon settlement of the purchase contracts of 485, and includes the effect of early settlement by holders to December 31, 2002 (see note 14). The impact of these 485 common shares on a weighted basis is 270 for the year ended December 31, 2002.

As a result of the net losses for each of the years ended December 31, 2002, 2001 and 2000, the following potentially dilutive securities have not been included in the calculation of diluted loss per common share, because to do so would have been anti-dilutive:

(millions of shares)	2002	2001	2000

Stock options	1	30	155
4.25 percent convertible senior notes due on September 1, 2008	180	68	–
Prepaid forward purchase contracts (see note 14)	14	–	–

Total	195	98	155

For the years ended December 31, 2002, 2001 and 2000 approximately 255, 127 and 70 options, respectively, were excluded from the computation of weighted average number of common shares outstanding — diluted as the applicable option exercise price was greater than the average market price of Nortel Networks common shares.

16.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	2002	2001	2000

Accumulated foreign currency translation adjustment
Balance at the beginning of the year	$(886)	$(574)	$(457)
Change in foreign currency translation adjustment(a)	(12)	(312)	(117)

Balance at the end of the year	$(898)	$(886)	$(574)

Unrealized gain (loss) on investments — net
Balance at the beginning of the year	$5	$45	$23
Change in unrealized gain (loss) on investments	6	(40)	22

Balance at the end of the year(b)	$11	$5	$45

Unrealized derivative gain (loss) on cash flow hedges — net
Balance at the beginning of the year	$(14)	$–	$–
Change in unrealized derivative gain (loss) on cash flow hedges(c)	12	(14)	–

Balance at the end of the year	$(2)	$(14)	$–

Minimum pension liability(d)
Balance at the beginning of the year	$(81)	$–	$–
Change in minimum pension liability	(559)	(81)	–

Balance at the end of the year	$(640)	$(81)	$–

Accumulated other comprehensive loss	$(1,529)	$(976)	$(529)

(a)	The changes in the foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries.
(b)	Unrealized gain on investments is net of tax of $2, $3 and $9 for the years ended December 31, 2002, 2001 and 2000, respectively.
(c)	Includes $7 (pre-tax $11) of net derivative losses related to the adoption of SFAS 133 during the year ending December 31, 2001. Unrealized derivative gains (loss) on cash flow hedges are net of tax of $1 and $6 for the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, $18 of net derivative gains were reclassified to selling, general and administrative expense. Nortel Networks estimates that $4 of net derivative losses included in other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.
(d)	Represents non-cash charges to shareholders’ equity related to the increase in the minimum required recognizable liability associated with Nortel Networks pension plans (see note 8). The minimum pension liability amount is presented net of tax of $133 and $28 for the years ended December 31, 2002 and 2001, respectively.

The change in unrealized gain (loss) on investments during the year 2001 represented the write down of the value of minority investments due to a change in Nortel Networks strategic focus as well as an other than temporary decline in the carrying value caused by a significant downturn in both the telecommunications industry and the economic environment, resulting in a charge to other income (expense) — net. During 2002, $6 of unrealized gains (losses) on investments were reclassified to the statement of operations.

17.	Stock-based compensation plans

Stock options

Under the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan’’), options to purchase Nortel Networks common shares may be granted to employees and directors of Nortel Networks that entitle the holder to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated and payable in United States dollars for United States options and in Canadian dollars for Canadian options. Generally, options outstanding at December 31, 2002, vest 33 1/3 percent on the anniversary date of the grant for three years. The committee of the Board of Directors of Nortel Networks that administers the 2000 Plan has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years. Nortel

Networks will meet its obligations under the 2000 Plan either by issuance, or by purchase on the open market, of common shares.

The maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of Nortel Networks under the 2000 Plan is 94,000,000. The maximum number of common shares which may be issued under the 2000 Plan to all non-employee directors of Nortel Networks is 500,000.

Under the Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (the “1986 Plan”), options to purchase Nortel Networks common shares may be granted to employees of Nortel Networks that entitle the holder to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated in United States dollars for United States options and in Canadian dollars for Canadian options. Generally, options may be exercised as follows: options granted in 1997 through 2002 vest 33 1/3 percent on the anniversary date of the grant for three years; and options granted in 1991 through 1996 vest 50 percent after the first anniversary date of grant and the remainder after the second anniversary date of grant. The committee of the Board of Directors of Nortel Networks that administers the 1986 Plan has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years. Nortel Networks will meet its obligations under the 1986 Plan either by issuance, or by purchase on the open market, of common shares.

The maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of Nortel Networks under the 1986 Plan is 469,718,040. The maximum number of common shares with respect to which options may be granted for the 2001 calendar year and any year thereafter under the 1986 Plan is 3 percent of Nortel Networks common shares issued and outstanding at the commencement of the year, subject to certain adjustments.

Options granted under the 2000 Plan and 1986 Plan may be granted with or without a stock appreciation right (“SAR”). A SAR entitles the holder to receive payment of an amount equivalent to the excess of the market value of a common share at the time of exercise of the SAR over the subscription price of the common share to which the option relates. Options with SARs may be granted on a cancellation basis, in which case the exercise of one causes the cancellation of the other, or on a simultaneous basis, in which case the exercise of one causes the exercise of the other.

In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established. Under the terms of the Key Contributor Program, participants are granted an equal number of initial options and replacement options. The initial options generally vest after five years and expire after ten years. The replacement options are granted concurrently with the initial options and also expire after ten years. The replacement options generally have an exercise price equal to the market value of the common shares of Nortel Networks on the day the initial options are fully exercised, and are generally exercisable commencing thirty-six months thereafter, provided certain other conditions for exercise, including share ownership, are met. In 2002 and 2001, there were no options granted pursuant to the Key Contributor Program. In January 2000, 60,000 options were granted pursuant to the Key Contributor Program under the 1986 Plan.

During the year ended December 31, 2002, approximately 301,718 Nortel Networks common shares had been issued pursuant to the exercise of stock options granted under the 1986 Plan and none had been issued pursuant to stock options granted under the 2000 Plan.

On June 20, 2001, Nortel Networks commenced a voluntary stock option exchange program (the “Exchange Program”) for Nortel Networks employees, whereby employees could exchange certain then outstanding stock options for new stock options, based on a prescribed formula. The terms of the Exchange Program were such that new grants of options would be made at least six months and a day from the cancellation date of the options tendered for exchange, which was July 27, 2001. Approximately 93,416,000 stock options were tendered for exchange and cancelled. Nortel Networks then Board of Directors and its then board appointed officers were not eligible to participate in the Exchange Program. On January 29, 2002, Nortel Networks granted approximately 52,700,000 new stock options in connection with the Exchange Program with exercise prices of $7.16 in United States dollars and $11.39 in Canadian dollars per common share, which was the fair market value of Nortel Networks common shares on the date of the grant.

The following is a summary of the total number of outstanding stock options and the maximum number of stock options available for grant:

	Outstanding	Weighted	Available
	options	average	for grant
	(thousands)	exercise price	(thousands)

Balance at December 31, 1999	234,478	$15.25	106,826
Granted options under all stock option plans	175,335	$46.83	(175,335)
Options excercised	(54,547)	$9.33	–
Options cancelled(a)	(23,624)	$27.59	18,368
Additional shares reserved for issuance	–	$–	164,364

Balance at December 31, 2000	331,642	$32.37	114,223
Granted options under all stock option plans	55,565	$29.45	(55,565)
Options excercised	(21,497)	$7.82	–
Options cancelled(a)	(56,793)	$35.60	41,372
Options cancelled under stock option exchange program	(93,416)	$51.64	93,416

Balance at December 31, 2001	215,501	$24.41	193,446
Granted options under all stock option plans	120,335	$7.08	(120,316)
Options excercised	(3,924)	$6.19	–
Options cancelled(a)	(70,093)	$26.48	55,036

Balance at December 31, 2002	261,819	$15.77	128,166

(a)	Includes adjustments related to assumed stock option plans.

Nortel Networks has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. The vesting periods for these assumed plans may differ from the 2000 Plan and 1986 Plan, but are not considered to be significant to Nortel Networks overall use of stock-based compensation. In connection with various acquisitions for the years ended December 31, 2001 and 2000, a total of approximately 1,313,000 and 63,025,000 stock options to purchase common shares of Nortel Networks, respectively, were assumed and included in the preceding table. Options that have been granted with SARs are exercisable on a cancellation basis and at December 31, 2002, 2001 and 2000, nil, nil and 24,200 SARs, respectively, were outstanding.

The following table summarizes information about stock options outstanding at December 31, 2002:

		Options outstanding		Options exercisable

		Weighted average	Weighted		Weighted
	Number	remaining	average	Number	average
	outstanding	contractual life	exercise	exercisable	exercise
Range of exercise prices	(thousands)	(in years)	price	(thousands)	price

$0.00 - $5.95	41,495	6.24	$4.69	14,269	$4.42
$5.96 - $8.92	102,234 (a)	7.40	$6.90	43,272	$7.51
$8.93 - $11.90	24,847	3.99	$10.63	24,011	$10.63
$11.91 - $23.79	40,125	5.35	$17.84	35,740	$17.99
$23.80 - $35.69	20,743	6.11	$26.88	17,680	$26.05
$35.70 - $47.58	12,421	6.37	$40.37	7,875	$41.12
$47.59 - $59.48	12,658	6.06	$53.92	8,305	$53.71
$59.49 - $71.38	5,069	6.56	$66.12	3,661	$66.04
$71.39 - $83.27	2,227	4.83	$77.76	1,819	$77.45

	261,819	6.16	$15.77	156,632	$18.51

(a)	Includes approximately 52,700,000 new stock options granted on January 29, 2002 under the Exchange Program.

As of July 1, 2000, Nortel Networks began recording deferred compensation related to unvested options held by employees of companies acquired in a purchase acquisition, in accordance with FIN 44 “Accounting for Certain Transactions involving Stock Compensation — an Interpretation of APB No. 25” (“FIN 44”). Deferred compensation is amortized based on the graded vesting schedule of the awards. For the years ended December 31, 2002, 2001 and 2000, Nortel Networks recorded stock option compensation expense of $91, $109 and $134, respectively. The expense for 2002 and 2001 primarily related to the acquisition of Alteon. The expense for 2000 primarily related to the acquisition of Alteon and the impact of the Arrangement on stock options held by former employees of Nortel Networks who had transferred to BCE or a BCE affiliated company as a result of the Arrangement.

Employee stock purchase plans

Nortel Networks has a stock purchase plan for eligible employees in eligible countries and a stock purchase plan for eligible unionized employees in Canada (the “Employee Stock Purchase Plans”). The Employee Stock Purchase Plans facilitate the acquisition of common shares of Nortel Networks at a discount, and the retention of such common shares, by eligible employees. The Employee Stock Purchase Plans have four offering periods each year, with each offering period beginning on the first day of each calendar quarter. Eligible employees may have up to 10 percent of their eligible compensation deducted from their pay during each offering period to contribute towards the purchase of Nortel Networks common shares. For North American eligible employees, common shares are purchased at a purchase price of 85 percent of the market price of the common shares on the last trading day of the offering period. Nortel Networks contributes an amount equal to the difference between the market price and the purchase price. For non-North American eligible employees common shares are purchased at a purchase price equal to the greater of (i) 85 percent of the average of the high and low prices of common shares on the first trading day of the offering period and (ii) 71.5 percent of the market price of the common shares on the last trading day of the offering period, except that if the market price on the last trading day is equal to or less than the average of the high and low on the first trading day, the purchase price shall be 85 percent of the market price on the last trading day of the offering period. The common shares are purchased by an independent broker through the facilities of the Toronto and/or New York stock exchanges, and held by a custodian on behalf of the plan participants. Compensation expense is recognized for Nortel Networks portion of the contributions. In 2002 and 2001, approximately 38,824,000 and 14,648,000 common shares were purchased under the Employee Stock Purchase Plans at a weighted average price of $1.31 and $8.50 per common share, respectively.

18.	Discontinued operations

During the year ended December 31, 2002, Nortel Networks continued to wind down its access solutions operations and there has been no change to the initial disposal strategy or intent to exit the business which was approved by the Board of Directors on June 14, 2001. However, the continued deterioration in industry and market conditions has delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who have also been affected by industry conditions, are taking longer than expected. Although disposal activities continue beyond the one-year period generally contemplated under APB 30, Nortel Networks continues to present the access solutions operations as discontinued operations in the accompanying consolidated financial statements. Nortel Networks has disposed of or transitioned the ownership of certain operations, and operations not disposed of or so transitioned are expected to be closed. Nortel Networks now expects to complete this plan by mid 2003, subject to the closing of specific transactions, the timing of which may continue to be impacted by customer and business issues and any applicable regulatory requirements.

Pursuant to APB 30, the revenues, costs and expenses, assets and liabilities and cash flows of Nortel Networks access solutions operations have been segregated in the accompanying consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and are reported as “discontinued operations”. The following consolidated financial results for discontinued operations are presented as at December 31 for the consolidated balance sheets and for the period ended December 31 for the consolidated statements of operations and consolidated statements of cash flows:

Consolidated statements of operations:

	2002	2001	2000

Revenues	$141	$996	$2,327

Net loss from discontinued operations — net of tax(a)	$–	$(442)	$(475)
Net loss on disposal of operations — net of tax(b)	–	(2,568)	–

Net loss from discontinued operations — net of tax	$–	$(3,010)	$(475)

(a)	Loss from discontinued operations was net of applicable income tax benefits of nil, $119 and $99 for the years ended December 31, 2002, 2001 and 2000, respectively.
(b)	Loss on disposal of operations was net of an applicable income tax benefit of $604 for the year ended December 31, 2001.

Consolidated balance sheets:

	2002	2001

Accounts receivable — net	$20	$109
Inventories — net	–	66
Deferred income taxes	158	358
Other current assets	45	175

Total current assets of discontinued operations	$223	$708
Intangible assets — net	–	17
Other long-term assets(a)	49	266

Total assets of discontinued operations	$272	$991

Current liabilities(a)	$83	$421
Long-term liabilities(a)	2	11

Total liabilities of discontinued operations	$85	$432

(a)	Other long-term assets, current liabilities and long-term liabilities of discontinued operations are included in other assets, other accrued liabilities and other liabilities, respectively, of Nortel Networks consolidated balance sheets.

Consolidated statements of cash flows:

	2002	2001	2000

Cash flows from (used in) discontinued operations
Operating activities	$274	$(733)	$(784)
Investing activities	96	32	(356)

Net cash from (used in) discontinued operations	$370	$(701)	$(1,140)

2002 Activity

During the three months ended June 30, 2002, Arris Group Inc. (“Arris Group”) completed a secondary public offering of 15 million common shares held by Nortel Networks. Following the closing of the offering on June 25, 2002, Nortel Networks owned 22 million shares, or approximately 27 percent of Arris Group’s common shares. The cash proceeds received were $67 and a gain of approximately $15 was recorded as a result of this transaction, which is included in the estimated remaining provisions required for discontinued operations. During the three months ended March 31, 2002, Nortel Networks recorded a gain of approximately $13 due to the reduction of Nortel Networks ownership interest in Arris Group, received for Nortel Networks original interest in Arris Interactive LLC (“Arris”), from approximately 49 percent to approximately 46 percent as a result of Arris Group’s issuance of common shares in connection with its acquisition of another company, which is included in the estimated remaining provisions required for discontinued operations.

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

On March 5, 2002, Nortel Networks divested its approximately 46 percent ownership interest in Elastic Networks Inc. (“Elastic Networks”) to Paradyne Networks, Inc. (“Paradyne”) in exchange for an approximately 8 percent ownership interest in Paradyne. Nortel Networks recorded a gain of approximately $7 on the transaction, which is included in the estimated remaining provisions required for discontinued operations.

At December 31, 2002, Nortel Networks has customer financing receivables of $66 (net of provision of $507) for customers included as part of discontinued operations.

At December 31, 2002, the remaining accruals of $81 related to the future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition, were included in current liabilities of discontinued operations. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition, the impact of which is expected to be partially offset by proceeds from the disposal of certain remaining assets.

2001 Activity

On June 14, 2001, Nortel Networks Board of Directors approved a plan to discontinue Nortel Networks access solutions operations consisting of all of Nortel Networks narrowband and broadband solutions, including copper, cable, and fixed wireless solutions, as well as Nortel Networks then consolidated membership interest in Arris and equity investment in Elastic Networks. Also affected by the decision were Nortel Networks prior acquisitions of Sonoma Systems (“Sonoma”), Promatory Communications, Inc. (“Promatory”), Aptis Communications, Inc. (“Aptis”) and Broadband Networks Inc.

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

On August 3, 2001, Nortel Networks completed the transfer of its ownership interest in Arris to Arris Group. As a result, at December 31, 2001, Nortel Networks owned a 49.2 percent non-controlling interest in Arris Group, compared to the previous 81.25 percent controlling interest in Arris.

On July 25, 2001, Nortel Networks completed a transaction with GE Industrial Systems Technology Management Inc., a division of General Electric Company, to sell the Lentronics JungleMUX SONET multiplexer and TN-1U SDH multiplexer products.

At December 31, 2001, the remaining accruals of $366 related to the above noted future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition were included in current liabilities of discontinued operations.

19.	Related party transactions

In the ordinary course of business, Nortel Networks engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel Networks significant influence and with joint ventures of Nortel Networks. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties for the years ended December 31 are summarized as follows:

	2002	2001	2000

Revenues	$8	$–	$673
Purchases	$–	$16	$369

In 2001, Nortel Networks completed the sale of substantially all of the assets in the Cogent Defence Systems business (“CDS”) to EADS Defence & Security Networks S.A.S. (“EDSN”). At that time, Nortel Networks held a 41 percent ownership interest in EDSN and European Aeronautics, Defense and Space Company (“EADS”) held the remaining 59 percent. Under the terms of the agreement, Nortel Networks sold substantially all of its assets in the CDS business including: fixed assets; accounts receivable; inventory; intellectual property; and licenses, and excluding cash on hand, as at the closing date, for consideration of approximately $143, comprised of a loan note due in 2002 and a call option to acquire an additional approximate 7 percent ownership interest in Nortel Networks France SAS beginning in 2004. Nortel Networks recorded a gain on the sale of approximately $37, included in loss (gain) on sale of business. During the year ended December 31, 2002, Nortel Networks collected the loan note in the amount of approximately $119. In addition, the call option was terminated and replaced by a subsequent agreement to satisfy the remaining consideration owing during 2003.

Effective May 1, 2000, in conjunction with the Arrangement, BCE’s ownership interest in Nortel Networks was reduced from approximately 36 percent to a nominal amount. As a result, BCE and entities that are owned by BCE were no longer considered related parties immediately after the Arrangement.

20.	Contingencies

Subsequent to the February 15, 2001 announcement in which Nortel Networks provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel Networks and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and the provinces of Ontario, Quebec and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities. On May 11, 2001, Nortel Networks filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, Nortel Networks filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum. The motion has been adjourned at the plaintiffs’ request to a future date to be set by the parties.

A class action lawsuit against Nortel Networks was also filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation (“JDS”) between January 18, 2001 and February 15, 2001, alleging violations of the same United States federal securities laws as the above-noted lawsuits.

On July 17, 2002, a new purported class action lawsuit (the “Ontario Claim”) was filed in the Ontario Superior Court of Justice, Commercial List, naming Nortel Networks, certain of its current and former officers and directors, and its auditor as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the consolidated amended complaint filed in the United States District Court described above. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel Networks securities (including options on Nortel Networks securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Canadian $5,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest, and costs of the action.

On April 1, 2002, Nortel Networks filed a motion to dismiss both the above consolidated United States shareholder class action and the above JDS shareholder class action complaints on the grounds that they failed to state a cause of action under United States federal securities laws. With respect to the JDS shareholder class action complaint, Nortel Networks also moved to dismiss on the separate basis that JDS shareholders lacked standing to sue Nortel Networks. On January 3, 2003, the District Court granted the motion to dismiss the JDS shareholder class action complaint and denied the motion to dismiss the consolidated United States class action complaint.

A purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks common shares, under the Employee Retirement Income Security Act for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks common shares during the period for October 27, 2000 to February 15, 2001, and making similar allegations was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date, and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks common shares, during the period of March 7, 2000 through December 21, 2000. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the United States District Court for the Southern District of New York. The Plaintiff then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002.

On February 12, 2001, Nortel Networks Inc., an indirect subsidiary of Nortel Networks, was served with a consolidated amended class action complaint (the “First Complaint”) that purported to add Nortel Networks as a defendant to a lawsuit commenced in July 2000 against Entrust, Inc. (formerly Entrust Technologies, Inc.) (“Entrust”) and two of its then current officers in the United States District Court for the Eastern District of Texas (Marshall Division) (the “District Court”). The First Complaint alleges that Entrust, two officers of Entrust, and Nortel Networks violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. Nortel Networks is alleged to be a controlling person of Entrust. On April 6, 2001, Nortel Networks filed a motion to dismiss the First Complaint. On July 31, 2001, the First Complaint was dismissed without prejudice. On August 31, 2001, the plaintiffs filed a second amended class action complaint (the “Second Complaint”) against the same defendants asserting claims substantively similar to those in the First Complaint. On September 21, 2001, Nortel Networks filed a motion to dismiss the Second Complaint. The motion was granted by the District Court on September 30, 2002, and the Second Complaint was dismissed without leave to amend. Plaintiffs have not appealed the decision of the District Court.

On March 4, 1997, Bay Networks, Inc. (“Bay Networks”), a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the “Federal Court”) and the California Superior Court, County of Santa Clara (the “California Court”), against Bay Networks and ten of Bay Networks’ then current and former officers and directors purportedly on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint. On August 1, 2001, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ appeal of that decision. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On March 11, 2002, the California Court granted the defendants’ motion to strike the class allegations. The plaintiffs were permitted to proceed on their individual claims. The intervenor-plaintiffs are appealing the dismissal of their class allegations.

Except as otherwise described herein, in each of the matters described above, plaintiffs are seeking an unspecified amount of monetary damages.

Nortel Networks is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Nortel Networks is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which, unless specified, seek damages of material or indeterminate amounts. Nortel Networks cannot determine whether these actions, suits, claims and proceedings, will, individually or collectively, have a material adverse effect on the business, results of operations and financial condition of Nortel Networks. Nortel Networks and any named directors and officers of Nortel Networks intend to vigorously defend these actions, suits, claims and proceedings.

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

Nortel Networks is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. At December 31, 2002, the accruals on the accompanying consolidated balance sheets for environmental matters were $30. Based on information available as at December 31, 2002, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liability that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

Nortel Networks has remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel Networks anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $29.

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

21.	Subsequent events

On February 14, 2003, Nortel Networks announced that NNL entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain obligations arising out of normal course business activities, including letters of credit, letters of guarantee, indemnity arrangements, performance bonds, surety bonds, receivables sales, securitizations and similar instruments issued or entered into for the benefit of Nortel Networks (the “EDC Support Facility”).

The EDC Support Facility provides for up to $750 in support and is comprised of (i) up to $300 of committed support for performance bonds or similar instruments (within certain parameters); (ii) up to $150 of uncommitted support for receivables sales and/or securitizations; and (iii) up to $300 of additional uncommitted support for performance bonds and receivable sales and/or securitizations.

Nortel Networks obligations under the EDC Support Facility are secured on an equal basis under the existing security agreements entered into by NNL and various of its subsidiaries that pledge substantially all of the assets of NNL in favor of the lenders under NNL’s and NNI’s $750 April 2000 five year syndicated credit facilities and the holders of Nortel Networks public debt (see note 22).

22.	Supplemental consolidating financial information

As a result of NNL’s current credit ratings, various liens, pledges, and guarantees are effective under certain credit and security agreements entered into by NNL and various of its subsidiaries and will remain effective, notwithstanding the expiration of the $1,510 December 2001 364-day syndicated credit facilities. In addition, in accordance with the covenants in the trust indentures for all Nortel Networks current consolidated public debt securities, which represent primarily all of Nortel Networks consolidated long-term debt at December 31, 2002, all such public debt securities are also secured equally and ratably with the obligations under NNL’s and NNI’s credit facilities by liens on substantially all of the assets of NNL and those of most of its United States and Canadian subsidiaries and by pledges of shares in certain of NNL’s other subsidiaries. In addition, certain of NNL’s wholly owned subsidiaries have guaranteed NNL’s obligations under the credit and support facilities and outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represent either wholly owned subsidiaries of Nortel Networks whose shares have been pledged, or are the remaining subsidiaries of Nortel Networks which are not providing liens, pledges, or guarantees. Nortel Networks obligations under the EDC Support Facility are also secured on an equal basis under the security agreements (see note 21).

If NNL’s senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security will be released in full. If both the $750 April 2000 five year syndicated credit facilities and the EDC Support Facility are terminated or expire, the security will also be released in full. NNL may provide EDC with cash collateral (or any other alternative collateral acceptable to EDC), in an amount equal to the total amount of our outstanding obligations and undrawn commitments and expenses under the EDC Support Facility, in lieu of the security provided under the security agreements.

The following supplemental consolidating financial data illustrates, in separate columns, the composition of Nortel Networks Corporation, NNL, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total as at, and for the years ending, December 31, 2002, 2001 and 2000.

Investments in subsidiaries are accounted for by the equity method for purposes of the supplemental consolidating financial data. Net earnings (loss) of subsidiaries are, therefore reflected in the investment account and net loss. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operated as independent entities.

Supplemental Consolidating Statements of Operations for the year ended December 31, 2002:

	Nortel	Nortel
	Networks	Networks	Guarantor	Non-Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$3,050	$7,842	$2,900	$(3,232)	$10,560
Cost of revenues	–	2,678	5,184	2,323	(3,232)	6,953

Gross profit	–	372	2,658	577	–	3,607

Selling, general and administrative expense (excluding stock option compensation)	–	573	1,858	244	–	2,675
Research and development expense	–	903	1,013	314	–	2,230
Amortization of acquired technology	–	–	20	137	–	157
Stock option compensation	–	–	–	91	–	91
Special charges
Goodwill impairment	–	121	60	414	–	595
Other special charges	–	253	1,091	359	–	1,703
Gain on sale of businesses	–	(2)	(21)	(17)	–	(40)

Operating loss	–	(1,476)	(1,363)	(965)	–	(3,804)

Equity in net loss of associated companies	(4,027)	(2,166)	(373)	(12)	6,569	(9)
Other income (expense) — net	528	(30)	54	1	(547)	6
Interest expense
Long-term debt	(84)	(104)	–	(27)	–	(215)
Other	–	–	(23)	(18)	–	(41)

Loss from continuing operations before income taxes	(3,583)	(3,776)	(1,705)	(1,021)	6,022	(4,063)
Income tax benefit (provision)	(2)	212	106	162	–	478

Net loss from continuing operations	(3,585)	(3,564)	(1,599)	(859)	6,022	(3,585)
Net loss from discontinued operations
— net of tax	–	–	–	–	–	–

Net loss	$(3,585)	$(3,564)	$(1,599)	$(859)	$6,022	$(3,585)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2001:

	Nortel	Nortel
	Networks	Networks	Guarantor	Non-Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$5,072	$12,813	$4,948	$(5,322)	$17,511
Cost of revenues	–	4,625	10,669	4,195	(5,322)	14,167

Gross profit	–	447	2,144	753	–	3,344

Selling, general and administrative expense (excluding stock option compensation)	(21)	775	4,137	1,020	–	5,911
Research and development expense	–	1,152	1,651	421	–	3,224
In-process research and development expense	–	–	–	15	–	15
Amortization of intangibles
Acquired technology	–	–	574	233	–	807
Goodwill	–	22	1,561	2,565	–	4,148
Stock option compensation	–	–	–	109	–	109
Special charges
Goodwill impairment	–	–	1,008	11,113	–	12,121
Other special charges	–	595	2,056	1,009	–	3,660
Loss (gain) on sale of businesses	–	(10)	(109)	231	–	112

Operating earnings (loss)	21	(2,087)	(8,734)	(15,963)	–	(26,763)

Equity in net earnings (loss) of associated companies	(24,276)	(11,595)	(4,861)	6	40,592	(134)
Other income (expense) — net	(2)	429	(369)	(2)	(407)	(351)
Interest expense
Long-term debt	(32)	(136)	3	(31)	–	(196)
Other	1	(34)	(71)	(11)	–	(115)

Loss from continuing operations before income taxes	(24,288)	(13,423)	(14,032)	(16,001)	40,185	(27,559)
Income tax benefit (provision)	(4)	1,868	712	676	–	3,252

Net loss from continuing operations	(24,292)	(11,555)	(13,320)	(15,325)	40,185	(24,307)
Net loss from discontinued operations
— net of tax	(3,010)	(2,538)	(1,650)	(472)	4,660	(3,010)

Net loss before cumulative effect of accounting change	(27,302)	(14,093)	(14,970)	(15,797)	44,845	(27,317)
Cumulative effect of accounting change
— net of tax of $9	–	15	–	–	–	15

Net loss	$(27,302)	$(14,078)	$(14,970)	$(15,797)	$44,845	$(27,302)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2000:

	Nortel	Nortel
	Networks	Networks	Guarantor	Non-Guarantor
(millions of U.S. dollars)	Corporation(a)	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$8,976	$22,672	$6,296	$(9,996)	$27,948
Cost of revenues	–	7,738	12,879	4,493	(9,996)	15,114

Gross profit	–	1,238	9,793	1,803	–	12,834

Selling, general and administrative expense (excluding stock option compensation)	–	802	3,791	823	–	5,416
Research and development expense	–	329	3,036	268	–	3,633
In-process research and development expense	–	–	64	1,351	–	1,415
Amortization of intangibles
Acquired technology	–	–	789	63	–	852
Goodwill	–	19	1,716	1,985	–	3,720
Stock option compensation	–	96	3	35	–	134
Special charges
Goodwill impairment	–	–	–	133	–	133
Other special charges	–	9	116	9	–	134
Loss (gain) on sale of businesses	–	(228)	42	12	–	(174)

Operating earnings (loss)	–	211	236	(2,876)	–	(2,429)

Equity in net loss of associated companies	(2,153)	(1,278)	(95)	(62)	3,559	(29)
Other income (expense) — net	–	470	293	77	(31)	809
Interest expense
Long-term debt	–	(54)	2	(34)	–	(86)
Other	–	6	(39)	(50)	–	(83)

Earnings (loss) from continuing operations before income taxes	(2,153)	(645)	397	(2,945)	3,528	(1,818)
Income tax provision	–	(226)	(741)	(210)	–	(1,177)

Net loss from continuing operations	(2,153)	(871)	(344)	(3,155)	3,528	(2,995)
Net loss from discontinued operations
— net of tax	(341)	(414)	(269)	(61)	610	(475)

Net loss	$(2,494)	$(1,285)	$(613)	$(3,216)	$4,138	$(3,470)

(a)	Results of operations are for the seven month period from May 1, 2000 to December 31, 2000.

Supplemental Consolidating Balance Sheets as at December 31, 2002:

	Nortel	Nortel
	Networks	Networks	Guarantor	Non-Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS
Current assets
Cash and cash equivalents	$35	$251	$2,452	$1,123	$–	$3,861
Restricted cash and cash equivalents	–	6	176	67	–	249
Accounts receivable — net	–	316	1,189	403	–	1,908
Intercompany/related party accounts receivable	–	4,200	976	724	(5,898)	2
Inventories — net	–	515	211	163	–	889
Income taxes recoverable	–	3	46	9	–	58
Referred income taxes — net	12	178	615	(14)	–	791
Other current assets	–	108	289	98	–	495
Current assets of discontinued operations	–	74	138	11	–	223

Total current assets	47	5,651	6,092	2,584	(5,898)	8,476

Investments at cost and associated companies at equity	4,026	707	(7,679)	118	3,074	246
Plant and equipment — net	–	399	741	304	–	1,444
Goodwill	–	–	1,956	245	–	2,201
Intangible assets — net	–	–	–	98	–	98
Deferred income taxes — net	(27)	1,143	1,582	25	–	2,723
Other assets	36	472	1,271	551	(1,547)	783

Total assets	$4,082	$8,372	$3,963	$3,925	$(4,371)	$15,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$–	$2	$3	$95	$–	$100
Trade and other accounts payable	1	400	429	72	–	902
Intercompany/related party accounts payable	287	–	3,336	2,275	(5,898)	–
Payroll and benefit-related liabilities	–	32	397	92	–	521
Contractual liabilities	–	107	932	508	–	1,547
Restructuring	–	183	415	187	–	785
Other accrued liabilities	40	641	1,768	445	–	2,894
Long-term debt due within one year	–	174	8	51	–	233

Total current liabilities	328	1,539	7,288	3,725	(5,898)	6,982

Long-term debt	1,800	1,603	3	313	–	3,719
Deferred income taxes — net	(6)	263	95	(8)	–	344
Other liabilities	–	814	1,761	1,324	(1,547)	2,352
Minority interest in subsidiary companies	–	–	–	78	536	614

	2,122	4,219	9,147	5,432	(6,909)	14,011

SHAREHOLDERS’ EQUITY
Preferred shares	–	536	342	46	(924)	–
Common shares	33,587	1,211	6,061	1,744	(9,016)	33,587
Additional paid-in capital	3,734	21,991	1,551	19,993	(43,535)	3,734
Deferred stock option compensation	(96)	–	–	(105)	105	(96)
Deficit	(33,736)	(18,092)	(13,753)	(23,045)	54,890	(33,736)
Accumulated other comprehensive income (loss)	(1,529)	(1,493)	615	(140)	1,018	(1,529)

Total shareholders’ equity	1,960	4,153	(5,184)	(1,507)	2,538	1,960

Total liabilities and shareholders’ equity	$4,082	$8,372	$3,963	$3,925	$(4,371)	$15,971

Supplemental Consolidating Balance Sheets as at December 31, 2001:

	Nortel	Nortel
	Networks	Networks	Guarantor	Non-Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS
Current assets
Cash and cash equivalents	$18	$(41)	$2,340	$1,196	$–	$3,513
Accounts receivable — net	–	409	2,032	482	–	2,923
Intercompany/related party accounts receivable	–	4,952	1,054	637	(6,643)	–
Inventories — net	–	810	511	258	–	1,579
Income taxes recoverable	–	343	442	11	–	796
Deferred income taxes — net	–	287	1,080	19	–	1,386
Other current assets	–	107	563	187	–	857
Current assets of discontinued operations	–	244	454	10	–	708

Total current assets	18	7,111	8,476	2,800	(6,643)	11,762

Investments at cost and associated companies at equity	6,479	2,543	(8,097)	516	(1,188)	253
Plant and equipment — net	–	705	1,353	513	–	2,571
Goodwill	–	31	2,117	662	–	2,810
Intangible assets — net	–	–	20	265	–	285
Deferred income taxes — net	5	436	1,578	58	–	2,077
Other assets	212	456	1,575	765	(1,629)	1,379

Total assets	$6,714	$11,282	$7,022	$5,579	$(9,460)	$21,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$–	$2	$168	$256	$–	$426
Trade and other accounts payable	6	332	782	258	–	1,378
Intercompany/related party accounts payable	54	163	3,471	2,955	(6,643)	–
Payroll and benefit-related liabilities	–	63	449	124	–	636
Contractual liabilities	–	177	1,178	491	–	1,846
Restructuring	–	235	546	91	–	872
Other accrued liabilities	30	1,117	2,317	451	–	3,915
Long-term debt due within one year	–	313	63	8	–	384

Total current liabilities	90	2,402	8,974	4,634	(6,643)	9,457

Long-term debt	1,800	1,928	8	358	–	4,094
Deferred income taxes — net	–	360	100	58	–	518
Other liabilities	–	619	1,235	1,382	(1,629)	1,607
Minority interest in subsidiary companies	–	–	–	101	536	637

	1,890	5,309	10,317	6,533	(7,736)	16,313

SHAREHOLDERS’ EQUITY
Preferred shares	–	536	365	47	(948)	–
Common shares	32,899	2,111	950	1,149	(4,210)	32,899
Additional paid-in capital	3,257	18,797	6,043	20,167	(45,007)	3,257
Deferred stock option compensation	(205)	–	–	(214)	214	(205)
Deficit	(30,151)	(14,507)	(11,605)	(22,012)	48,124	(30,151)
Accumulated other comprehensive income (loss)	(976)	(964)	952	(91)	103	(976)

Total shareholders’ equity	4,824	5,973	(3,295)	(954)	(1,724)	4,824

Total liabilities and shareholders’ equity	$6,714	$11,282	$7,022	$5,579	$(9,460)	$21,137

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2002:

	Nortel	Nortel
	Networks	Networks	Guarantor	Non-Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities
Net loss from continuing operations	$(3,585)	$(3,564)	$(1,599)	$(859)	$6,022	$(3,585)
Adjustments to reconcile net loss from (used in) continuing operations to net cash from operating activities, net of effects from acquisitions and divestitures of businesses
Amortization and depreciation	–	86	406	213	–	705
Non-cash portion of special charges and related asset write downs	–	214	541	489	–	1,244
Equity in net loss of associated companies	4,027	2,166	373	12	(6,569)	9
Stock option compensation	–	–	–	91	–	91
Deferred income taxes	14	(692)	596	(3)	–	(85)
Other liabilities	–	(1)	30	(17)	–	12
Gain on repurchases of outstanding debt	–	(60)	–	–	–	(60)
(Gain) loss on sale of investments and businesses	–	(2)	8	(17)	–	(11)
Other — net	57	250	110	30	–	447
Change in operating assets and liabilities
Accounts receivable	–	67	759	182	–	1,008
Inventories	–	286	308	93	–	687
Income taxes	–	343	404	(53)	–	694
Accounts payable and accrued liabilities	5	(579)	(1,253)	215	–	(1,612)
Other operating assets and liabilities	(39)	(136)	32	10	–	(133)
Intercompany/related party activity	339	(66)	(27)	(246)	–	–

Net cash from (used in) operating activities	818	(1,688)	688	140	(547)	(589)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	–	(52)	(239)	(44)	–	(335)
Proceeds on disposals of plant and equipment	–	16	220	–	–	236
Increase in restricted cash and cash equivalents	–	(17)	(148)	(66)	–	(231)
Increase in long-term receivables	–	45	(190)	(122)	–	(267)
Decrease in long-term receivables	–	25	180	97	–	302
Acquisitions of investments and businesses — net of cash acquired	–	(5)	(24)	–	–	(29)
Proceeds on sale of investments and businesses	–	23	33	48	–	104
Investments in subsidiaries	(2,287)	–	–	–	2,287	–

Net cash from (used in) investing activities	(2,287)	35	(168)	(87)	2,287	(220)

Cash flows from (used in) financing activities
Dividends on common and preferred shares	–	(22)	–	–	22	–
Increase in notes payable — net	–	–	(159)	(159)	–	(318)
Proceeds from long-term debt	–	–	1	32	–	33
Repayments of long-term debt	–	(460)	(5)	(13)	–	(478)
Decrease in capital leases payable	–	(3)	(6)	(1)	–	(10)
Issuance of common shares	863	2,287	–	–	(2,287)	863
Issuance of prepaid forward purchase contracts	623	–	–	–	–	623
Stock option fair value increment	–	–	(525)	–	525	–

Net cash from (used in) financing activities	1,486	1,802	(694)	(141)	(1,740)	713

Effect of foreign exchange rate changes on cash and cash equivalents	–	13	45	16	–	74

Net cash from (used in) continuing operations	17	162	(129)	(72)	–	(22)
Net cash from (used in) discontinued operations	–	130	241	(1)	–	370

Net increase (decrease) in cash and cash equivalents	17	292	112	(73)	–	348

Cash and cash equivalents at beginning of year — net	18	(41)	2,340	1,196	–	3,513

Cash and cash equivalents at end of year — net	$35	$251	$2,452	$1,123	$–	$3,861

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2001:

	Nortel	Nortel
	Networks	Networks	Guarantor	Non-Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities
Net loss from continuing operations	$(24,292)	$(11,555)	$(13,320)	$(15,325)	$40,185	$(24,307)
Adjustments to reconcile net loss from (used in) continuing operations to net cash from operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	–	186	2,608	2,905	–	5,699
In-process research and development expense	–	–	–	15	–	15
Non-cash portion of special charges and related asset write downs	–	96	1,475	11,913	–	13,484
Equity in net loss of associated companies	24,276	11,595	4,861	(6)	(40,592)	134
Stock option compensation	–	–	–	109	–	109
Deferred income taxes	(5)	(1,055)	(1,684)	(190)	–	(2,934)
Other liabilities	–	(4)	105	(23)	–	78
Gain on sale of investments and businesses	–	69	214	197	–	480
Other —	–	72	410	(606)	–	(124)
Change in operating assets and liabilities:
Accounts receivable	–	883	3,492	1,197	–	5,572
Inventories	–	252	1,422	363	–	2,037
Income taxes	–	(446)	(494)	(19)	–	(959)
Accounts payable and accrued liabilities	(120)	142	615	(17)	–	620
Other operating assets and liabilities	7	(84)	406	192	–	521
Intercompany/related party activity	153	(2,539)	1,788	218	380	–

Net cash from (used in) operating activities	19	(2,388)	1,898	923	(27)	425

Cash flows from (used in) investing activities
Expenditures for plant and equipment	–	(315)	(833)	(152)	–	(1,300)
Proceeds on disposals of plant and equipment	–	23	185	–	–	208
Increase in long-term receivables	–	(174)	(88)	(444)	–	(706)
Decrease in long-term receivables	–	97	207	168	–	472
Acquisitions of investments and businesses — of cash acquired	–	(13)	(76)	10	–	(79)
Proceeds on sale of investments and businesses	–	6	403	195	–	604

Net cash used in investing activities	–	(376)	(202)	(223)	–	(801)

Cash flows from (used in) financing activities
Dividends on common and preferred shares	(123)	(27)	–	–	27	(123)
Increase in notes payable —	–	12	89	39	–	140
Proceeds from long-term debt	1,756	1,500	10	20	–	3,286
Repayments of long-term debt	–	(250)	(12)	(208)	–	(470)
Proceeds from parent	(1,800)	1,800	–	–	–	–
Decrease in capital leases payable	–	(3)	(15)	(5)	–	(23)
Issuance of common shares	146	–	–	–	–	146

Net cash from (used in) financing activities	(21)	3,032	72	(154)	27	2,956

Effect of foreign exchange rate changes on cash and cash equivalents	–	1	(7)	(4)	–	(10)

Net cash from (used in) continuing operations	(2)	269	1,761	542	–	2,570
Net cash used in discontinued operations	–	(237)	(441)	(23)	–	(701)

Net increase (decrease) in cash and cash equivalents	(2)	32	1,320	519	–	1,869

Cash and cash equivalents at beginning of year — net	20	(73)	1,020	677	–	1,644

Cash and cash equivalents at end of year — net	$18	$(41)	$2,340	$1,196	$–	$3,513

     Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2000:

	Nortel	Nortel
	Networks	Networks	Guarantor	Non-Guarantor
(millions of U.S. dollars)	Corporation(a)	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities
Net loss from continuing operations	$(2,153)	$(871)	$(344)	$(3,155)	$3,528	$(2,995)
Adjustments to reconcile net loss from (used in) continuing operations to net cash from operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	–	227	2,869	2,244	–	5,340
In-process research and development expense	–	–	64	1,351	–	1,415
Non-cash portion of special charges and related asset write downs	–	48	89	–	–	137
Equity in net loss of associated companies	2,153	1,278	95	62	(3,559)	29
Stock option compensation	–	96	3	35	–	134
Deferred income taxes	–	(287)	359	(37)	–	35
Other liabilities	–	16	94	(26)	–	84
Gain on sale of investments and businesses	–	(19)	(1,039)	–	–	(1,058)
Other — net	–	485	184	25	–	694
Change in operating assets and liabilities:
Accounts receivable	–	(514)	(288)	256	–	(546)
Inventories	–	(239)	(1,159)	(181)	–	(1,579)
Income taxes	–	25	(229)	24	–	(180)
Accounts payable and accrued liabilities	156	646	507	(1,138)	–	171
Other operating assets and liabilities	(2)	(417)	(442)	4	–	(857)
Intercompany/related party activity	(237)	393	(1,231)	1,075	–	–

Net cash from (used in) operating activities	(83)	867	(468)	539	(31)	824

Cash flows from (used in) investing activities
Expenditures for plant and equipment	–	(426)	(982)	(468)	–	(1,876)
Proceeds on disposals of plant and equipment	–	30	3	–	–	33
Increase in long-term receivables	–	(645)	(905)	(108)	–	(1,658)
Decrease in long-term receivables	–	469	746	85	–	1,300
Acquisitions of investments and businesses
— net of cash acquired	–	(95)	(244)	342	–	3
Proceeds on sale of investments and businesses	–	242	1,317	74	–	1,633

Net cash used in investing activities	–	(425)	(65)	(75)	–	(565)

Cash flows from (used in) financing activities
Dividends on common and preferred shares	(170)	(84)	–	–	31	(223)
Increase in notes payable — net	–	3	26	78	–	107
Proceeds from long-term debt	–	3	82	21	–	106
Repayments of long-term debt	–	(3)	(24)	(43)	–	(70)
Increase (decrease) in capital leases payable	–	(4)	14	(12)	–	(2)
Issuance of common shares	273	206	–	–	–	479

Net cash from financing activities	103	121	98	44	31	397

Effect of foreign exchange rate changes on cash and cash equivalents	–	1	(16)	(10)	–	(25)

Net cash from (used in) continuing operations	20	564	(451)	498	–	631
Net cash used in discontinued operations	–	(617)	(440)	(83)	–	(1,140)

Net increase (decrease) in cash and cash equivalents	20	(53)	(891)	415	–	(509)

Cash and cash equivalents at beginning of period — net	–	(20)	1,911	262	–	2,153

Cash and cash equivalents at end of period — net	$20	$(73)	$1,020	$677	$–	$1,644

(a)	Results of operations are for the seven month period from May 1, 2000 to December 31, 2000.

Quarterly Financial Data (Unaudited)

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter

(millions of U.S. dollars, except per share amounts)	2002	2001	2002	2001	2002	2001	2002	2001

Revenues	$2,520	$3,456	$2,355	$3,694	$2,773	$4,610	$2,912	$5,751
Gross profit	990	1,039	901	21	958	426	758	1,858
Net loss from continuing operations	(248)	(1,826)	(1,799)	(3,468)	(697)	(16,644)	(841)	(2,369)
Net loss from discontinued operations — net of tax	–	–	–	–	–	(2,784)	–	(226)

Net loss before cumulative effect of accounting change	(248)	(1,826)	(1,799)	(3,468)	(697)	(19,428)	(841)	(2,595)
Cumulative effect of accounting change — net of tax	–	–	–	–	–	–	–	15

Net loss	(248)	(1,826)	(1,799)	(3,468)	(697)	(19,428)	(841)	(2,580)
Basic and diluted loss per common share
— from continuing operations	(0.06)	(0.57)	(0.42)	(1.08)	(0.20)	(5.21)	(0.26)	(0.75)
— from discontinued operations	–	–	–	–	–	(0.87)	–	(0.07)

Basic and diluted loss per common share	(0.06)	(0.57)	(0.42)	(1.08)	(0.20)	(6.08)	(0.26)	(0.82)

Dividends declared per common share	–	–	–	–	–	0.01875	–	0.01875

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated herein by reference to Nortel Networks proxy circular and proxy statement filed with the Commission on March 10, 2003 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited”, “Shareholder Return Performance Graph” and “Report of the Audit Committee of Nortel Networks Corporation”.

ITEM 11.     Executive Compensation

     The information required by this Item is incorporated herein by reference to Nortel Networks proxy circular and proxy statement filed with the Commission on March 10, 2003 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited”, “Shareholder Return Performance Graph” and “Report of Audit Committee of Nortel Networks Corporation”.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference to Nortel Networks proxy circular and proxy statement filed with the Commission on March 10, 2003 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited”, “Shareholder Return Performance Graph” and “Report of the Audit Committee of Nortel Networks Corporation”.

Equity compensation plan information

     The table below provides information as of December 31, 2002 with respect to common shares of Nortel Networks Corporation that may be issued under the following equity compensation plans:

•	Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Stock Option Plan”); and
•	Nortel Networks Corporation 1986 Stock Option Plan as Amended and Restated (the “1986 Stock Option Plan” and, collectively with the 2000 Stock Option Plan, the “Stock Option Plans”).

     Footnote 3 to the table provides information with respect to stock options previously granted under plans that have been assumed by Nortel Networks Corporation and its subsidiaries in connection with mergers and acquisitions (the “Assumed Stock Option Plans”) and which were outstanding as of December 31, 2002. No additional options may be granted under the Assumed Stock Option Plans.

     The table does not provide information with respect to equity compensation plans that have expired or are no longer in effect. Nortel Networks Corporation and its subsidiaries maintain other compensation plans that permit awards to directors, officers and other employees to be paid in common shares of Nortel Networks Corporation that are purchased on the open market for immediate delivery to plan participants. Such plans are not dilutive to shareholders and information with respect to such plans is not included in the table.

	A	B	C

	Number of common	Weighted average	Number of common shares
	shares to be issued	exercise price of	remaining available for future
	upon exercise of	outstanding	issuance under equity compensation
	outstanding options,	options, warrants	plans (excluding common shares
Plan category	warrants and rights	and rights	reflected in column A)

Equity compensation plans approved by shareholders(1)	261,818,665	$15.77	128,165,855

Equity compensation plans not approved by shareholders(2)	—	—	—

Total	261,818,665	$15.77	128,165,855

(1)	Consists of the Stock Option Plans.

(2)	None.

(3)	The table does not include information for Assumed Stock Option Plans. As of December 31, 2002, a total of 25,343,555 common shares of Nortel Networks Corporation were issuable upon the exercise of outstanding options under the Assumed Stock Option Plans. The weighted average exercise price of such outstanding options is $23.32 per common share. No additional options may be granted under the Assumed Stock Option Plans.

ITEM 13.     Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to Nortel Networks proxy circular and proxy statement filed with the Commission on March 10, 2003 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited”, “Shareholder Return Performance Graph” and “Report of the Audit Committee of Nortel Networks Corporation”.

ITEM 14.     Controls and Procedures

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

Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.	Financial Statements

The index to the Consolidated Financial Statements appears on page 76.

2.	Financial Statement Schedules

		Page

	Quarterly Financial Data (Unaudited)	F-68
	Independent Auditors’ Report	88
II —	Valuation and Qualifying Accounts and Reserves, Provision for Uncollectibles	89
	Audited Financial Statements and the notes thereto of Nortel Networks S.A., prepared in accordance with United States generally accepted accounting principles, for the three years ended December 31, 2002	90

All other schedules are omitted because they are inapplicable or not required.

     Individual financial statements of entities accounted for by the equity method have been omitted because no such entity constitutes a “significant subsidiary” requiring such disclosure at December 31, 2002.

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

     Nortel Networks Corporation filed a Current Report on Form 8-K dated December 13, 2002 related to the amendments dated as of December 12, 2002, (i) to the U.S. Guarantee and Security Agreement, the Canadian Guarantee and Security Agreement among Nortel Networks Limited, Nortel Networks Inc. and the Subsidiary Lien Guarantors party thereto and JP Morgan Chase Bank, as Collateral Agent and, (ii) to certain Foreign Subsidiary Guarantees dated as of April 4, 2002, among Nortel Networks (Ireland) Limited, Nortel Networks UK Limited, Nortel Networks (Asia) and JP Morgan Chase Bank, as Collateral Agent.

     Nortel Networks Corporation furnished a Current Report on Form 8-K dated January 23, 2003 related to its financial results for the fourth quarter and year 2002.

     Nortel Networks Corporation filed a Current Report on Form 8-K dated January 24, 2003 related to its financial results for the fourth quarter and year 2002.

     Nortel Networks Corporation filed a Current Report dated Form 8-K on February 14, 2003 related to the announcement of a US$750 million support facility between Nortel Networks Limited and Export Development Canada, and the announcement of special matters to be considered at the upcoming annual and special meeting of shareholders of Nortel Networks Corporation, including a proposal for the shareholders to grant the Board of Directors of Nortel Networks Corporation the authority to implement a consolidation of outstanding common shares, in its sole discretion, and a proposal reconfirming and approving amendments to Nortel Networks Corporation’s shareholder rights plan.

4.	Exhibit Index

     The Items listed as Exhibits 10.2 to 10.7 and 10.27 to 10.47 relate to management contracts or compensatory plans or arrangements.

Exhibit
Number	Description

*2.	Amended and Restated Arrangement Agreement involving BCE Inc., Nortel Networks Corporation, formerly known as New Nortel Inc., and Nortel Networks Limited, formerly known as Nortel Networks Corporation, made as of January 26, 2000, as amended and restated March 13, 2000 (including Plan of Arrangement under Section 192 of the Canada Business Corporations Act) (filed as Exhibit 2.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 1, 2000).

*3.1	Restated Certificate and Articles of Incorporation of Nortel Networks Corporation (filed as Exhibit 3 to Nortel Networks Corporation’s Current Report on Form 8-K dated October 18, 2000).

*3.2	By-Law No. 1 of Nortel Networks Corporation (filed as Exhibit 3.2 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*4.1	Shareholders Rights Plan Agreement dated as of March 13, 2000 between Nortel Networks Corporation and Montreal Trust Company of Canada, which includes the Form of Rights Certificate as Exhibit A thereto (filed as Exhibit 3 to Nortel Networks Corporation’s Registration Statement on Form 8-A filed on April 28, 2000 as amended by the Registration Statement on Form 8-A/A filed on May 1, 2000).

*4.2	Indenture dated as of November 30, 1988, between Nortel Networks Limited and The Toronto-Dominion Bank Trust Company, as trustee, related to debt securities authenticated and delivered thereunder, which comprised the 6% Notes due September 1, 2003, and the 6 7/8% Notes due September 1, 2023 issued by Nortel Networks Limited (filed as Exhibit 4.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

*4.3	Indenture dated as of February 15, 1996, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, formerly Northern Telecom Capital Corporation, as issuer, and The Bank of New York, as trustee, related to debt securities and guarantees authenticated and delivered thereunder, which comprised the 7.40% Notes due 2006 and the 7.875% Notes due 2026 (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-1720) of Nortel Networks Limited and Nortel Networks Capital Corporation).

*4.4	Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to debt securities authenticated and delivered thereunder (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-51888) of Nortel Networks Limited and Nortel Networks Capital Corporation).

*	Incorporated by reference.

*4.5	First Supplemental Indenture dated as of February 1, 2001 to Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to 6.125% Notes due 2006 (filed as Exhibit 4.1 to Nortel Networks Limited’s Current Report on Form 8-K dated February 2, 2001).

4.6	Instrument of Resignation, Appointment and Acceptance entered into as of December 19, 2002, effective as of January 2, 2003, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, Citibank, N.A. and Deutsche Bank Trust Company Americas, with respect to the Indenture dated as of December 5, 2000, as supplemented by a First Supplemental Indenture dated as of February 1, 2001 related to debt securities.

*4.7	Indenture dated as of August 15, 2001 between Nortel Networks Corporation, Nortel Networks Limited, as guarantor, and Bankers Trust Company, as trustee, related to convertible debt securities and guarantees authenticated and delivered thereunder, which comprised the 4.25% Convertible Senior Notes due 2008 (filed as Exhibit 4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.1	Third Amended and Restated Reciprocal Credit Agreement dated as of December 19, 2002 between Nortel Networks Corporation, Nortel Networks Limited, and the other parties who have executed the agreement.

10.2	Nortel Networks Supplementary Executive Retirement Plan, as amended effective October 18, 2001 and October 23, 2002.

*10.3	Agreement dated April 29, 1997 related to the remuneration of the Chief Legal Officer (filed as Exhibit 10.3 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.4	Acknowledgement effective as of June 1, 2000 related to the remuneration of the Chief Legal Officer (filed as Exhibit 10.4 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.5	Statement describing the retirement arrangements of the former President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.6	Nortel Networks Corporation Executive Retention and Termination Plan, as amended and restated, effective from June 26, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.7	Nortel Networks Corporation Special Retention Plan effective August 1, 2001 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.8	Purchase Contract and Unit Agreement dated as of June 12, 2002 among Nortel Networks Corporation, Computershare Trust Company of Canada, as purchase contract agent, and Holders (as defined therein) from time to time (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.9	Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as borrower, various banks, as lenders, Royal Bank of Canada and Toronto Dominion Bank, as co-syndication agents, and J.P. Morgan Canada, as administrative agent (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*	Incorporated by reference.

*10.10	Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, various banks, as lenders, ABN AMRO Bank N.V., Bank of America N.A. and Citibank N.A., as co-syndication agents, and Morgan Guaranty Trust Company of New York, as administrative agent (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.11	U.S. Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited, Nortel Networks Inc. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated January 18, 2002).

*10.12	Amendment No. 1 dated as of December 12, 2002 to the U.S. Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Lien Grantors party thereto and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 13, 2002).

*10.13	Canadian Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited and certain of its subsidiaries and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 4, 2002).

*10.14	Amendment No. 1 dated as of December 12, 2002 to the Canadian Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Guarantors party thereto and JP Morgan Chase Bank, as Collateral Agent (filed as Exhibit 99.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 13, 2002).

*10.15	Form of Nortel Networks Limited Foreign Subsidiary Guarantee dated as of April 4, 2002 and schedule thereto listing the specific foreign subsidiary guarantees which are not attached as exhibits (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.16	Amendment No. 1 dated as of December 12, 2002 to certain Foreign Subsidiary Guarantees dated as of April 4, 2002 among Nortel Networks (Ireland) Limited, Nortel Networks UK Limited, Nortel Networks (Asia) Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.4 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 13, 2002).

*10.17	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.18	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Corporation and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.10 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.19	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Inc. and JP Morgan Chase Bank, as Collateral Agent (filed as Exhibit 10.11 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.20	Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Finance & Holding B.V., Nortel Networks S.A., and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.12 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*	Incorporated by reference.

*10.21	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent, together with (a) the Supplementing Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding, B.V. and JPMorgan Chase Bank, as Collateral Agent, (b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, and (c) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks U.K. Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.13 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.22	Foreign Pledge Agreement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, together with (a) the Pledge Agreement Supplement, dated as of April 4, 2002 between Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent, and (b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V., Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.14 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.23	Pledge Agreement Supplement dated as of May 20, 2002 between Nortel Networks Mauritius Ltd and JPMorgan Chase Bank, as Collateral Agent supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.24	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.25	Pledge Agreement Supplement dated as of June 4, 2002 between Nortel Networks Singapore Pte Ltd, and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.7 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.26	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JP Morgan Chase Bank, as Collateral Agent (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.27	Nortel Networks Limited SUCCESS Plan effective July 25, 2002 (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.28	Supplementary Pension Credits Arrangement (filed as Exhibit 10.14 to Nortel Networks Corporation’s Registration Statement on Form S-1 (No. 2-71087)).

*10.29	Statements describing the right of certain executives in Canada to defer all or part of their short-term and long-term incentive awards (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.30	Statement describing eligibility for the Group Life Insurance Plan for directors who are not salaried employees of Nortel Networks Corporation.

*	Incorporated by reference.

*10.31	Resolutions of the Board of Directors of Nortel Networks Corporation dated January 24, 2002, related to the payment of directors fees (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.32	Resolutions of the Board of Directors of Nortel Networks Limited dated January 24, 2002, related to the payment of directors fees (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.33	Resolutions of the Board of Directors of Nortel Networks Limited dated December 17, 1993, as amended by resolutions of the Board of Directors of Nortel Networks Limited dated February 29, 1996, providing for retirement compensation of directors who are not salaried employees of Nortel Networks Limited or its subsidiaries.

*10.34	Agreement between a director of Nortel Networks Corporation and Nortel Networks Limited and the respective companies dated June 22, 2001 setting forth the arrangements with respect to serving as non-executive chairman of each of the board of directors of Nortel Networks Corporation and Nortel Networks Limited (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.35	Resolution of the Board of Directors of Nortel Networks Corporation dated July 25, 2002 related to payment of audit committee chairman fees (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.36	Resolution of the Board of Directors of Nortel Networks Limited dated July 25, 2002 related to payment of audit committee chairman fees (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.37	General description of cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.38	Nortel Networks Limited Restricted Stock Unit Plan dated as of January 30, 1997, as amended effective April 29, 1999, September 1, 1999, February 15, 2000, May 1, 2000, and November 15, 2000 (filed as Exhibit 10.17 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.39	Nortel Networks Corporation Directors’ Deferred Share Compensation Plan effective January 1, 2002 (filed as Exhibit 10.4 to Nortel Networks Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.40	Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998 and amended and restated as of May 1, 2000 as further amended effective January 1, 2002 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.41	Nortel Networks Corporation 1986 Stock Option Plan as Amended and Restated, as amended effective April 30, 1992, April 27, 1995, December 28, 1995, April 8, 1998, February 25, 1999, April 29, 1999, September 1, 1999, December 16, 1999, May 1, 2000 and January 31, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the for the quarter ended March 31, 2002).

*10.42	Nortel Networks Corporation 2000 Stock Option Plan as amended effective May 1, 2000 and January 31, 2002 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*	Incorporated by reference.

*10.43	Nortel Networks NA Inc., formerly known as Bay Networks, Inc., 1994 Stock Option Plan as Amended and Restated, as amended effective May 1, 2000 (filed as Exhibit 4.3 to Post-Effective Amendment No. 2 on Form S-8 to Nortel Networks Corporation’s Registration Statement on Form S-4 (No. 333-9066)).

*10.44	Nortel Networks/BCE 1985 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*10.45	Nortel Networks/BCE 1999 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.46	Assumption Agreement between Nortel Networks Corporation and Nortel Networks Limited dated March 5, 2001, regarding the assumption and agreement by Nortel Networks Corporation to perform certain covenants and obligations of Nortel Networks Limited under the Nortel Networks Limited Executive Retention and Termination Plan (filed as Exhibit 10.25 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.47	Nortel Networks U.S. Deferred Compensation Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement on Form S-8 (No. 333-11558)).

12.	Computation of Ratios.

21.	Subsidiaries of the Registrant (see page 118).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte Touche Tohmatsu, Neuilly, France.

24.	Power of Attorney of certain directors and officers.

*	Incorporated by reference.

ITEM 16.     Principal accountant fees and services

     The information required by this Item is incorporated herein by reference to Nortel Networks proxy circular and proxy statement filed with the Commission on March 10, 2003 pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Joint Board Compensation Committee Report on Executive Compensation of Nortel Networks Corporation and Nortel Networks Limited”, “Shareholder Return Performance Graph” and “Report of the Audit Committee of Nortel Networks Corporation”.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Nortel Networks Corporation

We have audited the consolidated financial statements of Nortel Networks Corporation and its subsidiaries (“Nortel Networks”) as at December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 10, 2003, except for note 21, which is as of February 14, 2003, which report includes an explanatory paragraph as to the change in method of accounting for goodwill; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Nortel Networks listed in Item 15. This financial statement schedule is the responsibility of Nortel Networks management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chartered Accountants

Toronto, Canada
February 10, 2003

Schedule II
Consolidated

NORTEL NETWORKS CORPORATION

Valuation and Qualifying Accounts and Reserves
Provision For Uncollectibles*
(millions of U.S. dollars)

		Additions
	Balance at	charged		Balance at
	beginning of	to costs		end of
US GAAP	year	and expenses	Deductions **	year

Year 2002	$1,483	$694	$919	$1,258
Year 2001	$746	$1,498	$761	$1,483
Year 2000	$581	$253	$88	$746

*	Excludes Discontinued Operations

**	Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, less recoveries and foreign exchange translation adjustments.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Nortel Networks S.A.

We have audited the accompanying balance sheets of Nortel Networks S.A., a subsidiary of Nortel Networks Limited, as at December 31, 2002 and 2001 and the related statements of operations, shareholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2002 (all expressed in Euros). These financial statements are the responsibility of Nortel Networks S.A. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nortel Networks S.A. as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Nicholas L.E. ROLT
/s/ Deloitte Touche Tohmatsu

Neuilly, France
February 25, 2003

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Statements of Operations for the years ended December 31

(thousands of Euros)	2002	2001	2000

Revenues — external	€216,442	€276,295	€633,274
— related parties	473,223	429,643	671,965

	689,665	705,938	1,305,239
Cost of revenues	605,867	813,165	1,019,125

Gross profit (loss)	83,798	(107,227)	286,114

Selling, general and administrative expense	31,998	74,617	133,148
Research and development expense	266,388	255,924	88,724
Special charges	63,154	76,550	2,046

Operating income (loss)	(277,742)	(514,318)	62,196
Other income — net	18,962	46,240	128,333
Foreign exchange gain (loss)	(1,557)	4,442	(9,882)
Interest expense	(6,524)	(5,033)	(6,423)

Earnings (loss) before income taxes	(266,861)	(468,669)	174,224
Income tax benefit (provision)	1,680	26,198	(47,340)

Net earnings (loss)	€(265,181)	€(442,471)	€126,884

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Balance Sheets as at December 31

(thousands of Euros)	2002	2001

ASSETS
Current assets
Cash and cash equivalents	€66,687	€49,304
Accounts receivable (less provisions of €10,589 for 2002, €17,950 for 2001)	45,665	42,187
Inventories — net	58,385	94,065
Receivables from related parties	123,272	442,459
Income taxes recoverable	—	91
Other current assets	99,490	48,665

Total current assets	393,499	676,771

Plant and equipment — net	125,292	125,425
Investments at cost	5,632	10,494
Deferred income taxes — net	35,304	31,305
Other assets	6	12
Long-term receivable from related party	140,010	—

Total assets	€699,743	€844,007

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Notes payable	€—	€20,533
Note payable to related party	—	106,048
Trade and other accounts payable	157,982	187,230
Payables to related parties	43,528	295,211
Other accrued liabilities	211,506	186,823

Total current liabilities	413,016	795,845

Other liabilities	1,837	2,454
Long-term note payable to related party	200,000	181,000

	614,853	979,299

Guarantees and commitments (note 9)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 61,308,951 for 2002 and 2,307,286 for 2001	306,544	35,762
Additional paid-in capital	—	158,174
Retained earnings (deficit)	(221,654)	(329,228)

Total shareholders’ equity (deficiency)	84,890	(135,292)

Total liabilities and shareholders’ equity (deficiency)	€699,743	€844,007

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Statements of Shareholders’ Equity (Deficiency)

				Total
		Additional	Retained	shareholders'
	Common	paid-in	earnings	equity
(thousands of Euros)	shares	capital	(deficit)	(deficiency)

Balance at December 31, 1999	€33,244	€111,847	€35,204	€180,295
Capital restructuring	2,518	46,327	(48,845)	—
Net earnings	—	—	126,884	126,884

Balance at December 31, 2000	€35,762	€158,174	€113,243	€307,179
Net loss	—	—	(442,471)	(442,471)

Balance at December 31, 2001	€35,762	€158,174	€(329,228)	€(135,292)
Common shares issued — net	485,363	—	—	485,363
Capital restructuring	(214,581)	(158,174)	372,755	—
Net loss	—	—	(265,181)	(265,181)

Balance at December 31, 2002	€306,544	€—	€(221,654)	€84,890

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Statements of Cash Flows for the years ended December 31

(thousands of Euros)	2002	2001	2000

Cash flows from (used in) operating activities
Net earnings (loss)	€(265,181)	€(442,471)	€126,884
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Amortization and depreciation	39,192	36,117	43,122
Deferred income taxes	2,099	(29,627)	19,025
Write down of investments	4,862	—	—
Gain (loss) on disposal of assets	6,042	(3,589)	(17,880)
Changes in operating assets and liabilities:
Accounts receivable	(3,478)	41,307	(3,721)
Receivables from related parties	319,187	13,358	(269,027)
Inventories	35,680	(8,428)	15,474
Accounts payable and accrued liabilities	(4,564)	(42,294)	84,112
Payables to related parties	(251,683)	193,284	44,342
Income taxes	91	(27,360)	26,688
Other operating assets and liabilities	(57,535)	69,958	(93,619)

Net cash used in operating activities	(175,288)	(199,745)	(24,600)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(45,520)	(72,382)	(74,922)
Proceeds on disposal of plant and equipment	419	6,990	18,736

Net cash used in investing activities	(45,101)	(65,392)	(56,186)

Cash flows from (used in) financing activities
Issuance of common shares	204,363	—	—
Increase (decrease) in notes payable and receivable to related parties — net	53,942	287,048	(23,866)
Increase (decrease) in notes payable — net	(20,533)	9,822	10,516

Net cash from (used in) financing activities	237,772	296,870	(13,350)

Net increase (decrease) in cash and cash equivalents	17,383	31,733	(94,136)

Cash and cash equivalents, beginning of year — net	49,304	17,571	111,707

Cash and cash equivalents, end of year — net	€66,687	€49,304	€17,571

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Notes to Financial Statements
(thousands of Euros, unless otherwise stated)

1.	Nortel Networks S.A.

All of the shares of Nortel Networks S.A. are owned by Nortel Networks Limited (“Nortel Networks”) and Nortel Networks International Finance & Holding B.V., which is an indirect wholly owned subsidiary of Nortel Networks. Nortel Networks S.A. (formerly known as Nortel Matra Cellular SCA) is a French société anonyme (limited liability company) established in 1992.

Nortel Networks S.A. develops wireless network equipment for Nortel Networks customers. This includes the engineering, configuration and implementation of various Nortel Networks products for wireless network applications.

Nortel Networks EMEA S.A. was merged into Nortel Networks Europe S.A., an indirect subsidiary of Nortel Networks, on June 30, 2000. Nortel Networks Europe S.A. was subsequently merged into Nortel Networks S.A. on November 30, 2000. Nortel Networks Europe S.A. was comprised of sales organizations which marketed Nortel Networks products across Europe, the Middle East and Africa region (“EMEA”), and enterprise products marketing support groups for the EMEA region.

Both of these mergers have been accounted for in these financial statements as if the entities had been combined on December 31, 1998 and, accordingly, Nortel Networks S.A.’s financial statements have been presented for all periods prior to the mergers to include the results of operations, financial position and cash flows of the former Nortel Networks Europe S.A. and the former Nortel Networks EMEA S.A. as though they had always been a part of Nortel Networks S.A. All transactions between the companies prior to the merger have been eliminated and there were no material adjustments to conform the accounting policies of the combined companies.

2.	Significant accounting policies

Basis of presentation

The accompanying financial statements of Nortel Networks S.A. have been prepared in accordance with accounting principles generally accepted in the United States of America.

These financial statements have been prepared on the basis that Nortel Networks S.A. is a going concern as a result of a pledge of support from Nortel Networks.

(a)	Use of estimates

Nortel Networks S.A. makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as long-term contracts, allowance for uncollectible accounts receivable and customer financings, receivables sales, inventory obsolescence, product warranty, amortization, asset valuations, impairment assessments, employee benefits, taxes, restructuring and other provisions and contingencies.

(b)	Translation of foreign currencies

The functional currency of Nortel Networks S.A. is the Euro for 2002 and 2001 and the French Franc for 2000 (translated into Euros at the defined rate of 6.55957 French Francs per Euro).

Transactions and financial statement items denominated in a currency other than Nortel Networks S.A.’s functional currency are translated into the Euro at the exchange rates in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenues and expenses are translated at average rates for the period, except for amortization and depreciation which is translated on the same basis as the related assets. Resulting gains or losses are reflected in net earnings (loss).

(c)	Revenue recognition

Nortel Networks S.A.’s revenues are primarily derived from two sources: the sale of wireless products and the provision of related services.

Nortel Networks S.A. products and services are generally sold as part of a contract and the terms of the contract, taken as a whole, determine the appropriate revenue recognition method.

Nortel Networks S.A. recognizes revenue under Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2 “Software Revenue Recognition” (“SOP 97-2”), and Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition in Financial Statements” (“SAB 101”) depending upon the terms of the contract.

Revenue for hardware sold separately that does not require significant customization is recognized under SAB 101. Hardware revenue, net of trade discounts and allowances, is recognized upon shipment and when all significant contractual obligations have been satisfied and collection is reasonably assured.

Software revenue is generally recognized under SOP 97-2. Software revenue under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, when the software is delivered in accordance with all terms and conditions of the customer contracts, when the fee is fixed or determinable and when collection is reasonably assured. For software arrangements involving multiple elements, Nortel Networks S.A. allocates revenue to each element based on vendor specific objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately.

For contracts involving multiple elements, Nortel Networks S.A. allocates revenue to each element based on relative fair values. Provided none of the undelivered elements are essential to the functionality of the delivered elements, revenue related to the software element is recognized under SOP 97-2 and revenue related to the hardware element is recognized under SOP 81-1 or SAB 101. Engineering, installation and other services are recognized as the services are performed.

For long-term contracts, primarily those related to customized network solutions and network build outs, revenues are recognized under SOP 81-1 using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work.

Nortel Networks S.A. makes certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sales at the time of shipment to the distribution channel. Accruals for estimated sales returns and other allowances are recorded at the time of shipment and are based on contract terms and prior claims experience.

(d)	Research and development

Research and development costs are charged to net earnings (loss) in the periods in which they are incurred. Related tax credits are deducted from the income tax provision.

(e)	Income taxes

Nortel Networks S.A. provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates.

In establishing the appropriate income tax valuation allowances, Nortel Networks S.A. assesses the realizability of its net deferred tax assets, and based on all available evidence, both positive and negative, determines whether it is more likely than not that the deferred tax assets or a portion thereof will be realized.

(f)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, balances with banks and short-term investments. All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements.

(g)	Inventories

Inventories are valued at the lower of cost (calculated generally on a first-in, first-out basis) and market. The cost of finished goods and work in process is comprised of material, labour and manufacturing overhead.

(h)	State sponsored pension plans

All employees are covered for pension entitlements under state sponsored pension plans, funded by regular contributions that are reflected in net earnings (loss).

(i)	Warranty costs

Nortel Networks S.A.’s products are covered by standard product warranty plans generally for 18 months. A liability for the expected cost of warranty-related claims is established when product is sold and the related revenue is recognized. The amount of the warranty liability accrued reflects an estimate of the expected future costs of honoring certain obligations under the warranty plan. In estimating the warranty liability, historical material replacement costs and associated labour to correct the product failure are considered. Should future product failure rates and/or replacement costs differ from historical levels, revisions to the estimated warranty liability may be required.

(j)	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated generally using the straight-line method over the estimated useful lives of the related assets based on the following rates:

Buildings — 30 years;
Leasehold improvements — the lesser of lease term and estimated useful life;
Machinery and equipment — 5 to 10 years;
Furniture and fixtures — 10 years; and
Computers — 5 years.

(k)	Impairment or disposal of long-lived assets (plant and equipment)

Long-lived assets held and used

Nortel Networks S.A. tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Long-lived assets held for sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets.

Nortel Networks S.A. measures long-lived assets to be disposed of by sale at the lower of carrying amount and fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Long-lived assets to be disposed of other than by sale

Nortel Networks S.A. classifies an asset or asset group that will be disposed of other than by sale as held and used until the disposal transaction occurs. The asset or asset group continues to be depreciated based on revisions to its estimated useful life until the date of disposal or abandonment.

Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the remaining period of use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset.

(l)	Financial instruments

The financial instruments that may subject Nortel Networks S.A. to concentrations of credit risk are principally comprised of cash and cash equivalents and trade accounts receivable. The carrying values of monetary assets and liabilities approximate their fair value. Cash and cash equivalents are, for the most part, held by three major financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand. Nortel Networks S.A.’s customer base is dispersed across the main Western European countries. Nortel Networks S.A. performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses for sales in high-risk countries.

(m)	Receivables sales

A gain or loss is recorded at the date of the receivables sale and is based upon, in part, the previous carrying amount of the receivables involved in the transfer allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Fair value is generally estimated based on the present value of the estimated future cash flows expected under management’s assumptions, including discount rates assigned commensurate with risks.

Nortel Networks S.A. reviews the fair value assigned to retained interests at each reporting date subsequent to the date of the transfer. Fair value is reviewed using similar valuation techniques as those used to initially measure the retained interest and, if a change in events or circumstances warrants, the fair value is adjusted and any adjustments are recorded in other income — net.

(n)	Stock-based compensation

Under various stock option programs of Nortel Networks Corporation, the parent company of Nortel Networks, options may be granted to various eligible employees and directors of Nortel Networks S.A. to purchase common shares of Nortel Networks Corporation.

Nortel Networks S.A., as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans. SFAS 123 requires disclosure of pro forma amounts to reflect the impact if Nortel Networks S.A. had elected to adopt the optional recognition provisions of SFAS 123 for its stock option plans and employee stock purchase plans.

Had Nortel Networks S.A. applied the fair value based method in prior years, regarding the participation of its eligible employees and directors in the stock option programs of Nortel Networks Corporation, Nortel Networks S.A.’s reported net earnings (loss) would have been adjusted to the pro forma amounts as indicated below for each of the three years ended December 31:

	2002	2001	2000

Net earnings (loss) — reported	€(265,181)	€(442,471)	€126,884
Pro forma stock option expense	(30,307)	(42,999)	(35,213)

Net earnings (loss) — pro forma	€(295,488)	€(485,470)	€91,671

The fair value of Nortel Networks S.A.’s stock options used to compute pro forma net earnings (loss) is the estimated fair value at grant date, applicable to Nortel Networks S.A., using the Black-Scholes option-pricing model with the following weighted average assumptions, related to Nortel Networks Corporation for each of the three years ended December 31:

Weighted average assumptions	2002	2001	2000

Expected dividend	0.00%	0.00%	0.13%
Expected volatility	71.25%	70.36%	54.01%
Risk-free interest rate	4.43%	4.49%	4.94%
Expected option life in years	4	4	4

The weighted average fair values of Nortel Networks Corporation’s stock options, calculated using the Black-Scholes option-pricing model, granted during the three years ended December 31, 2002, 2001, and 2000 were U.S.$3.50, U.S.$8.38 and U.S.$27.25 per option, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected price volatility. Nortel Networks S.A. uses expected volatility rates, which are based on historical volatility rates trended into future years. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of Nortel Networks S.A.’s stock options.

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) which amended the transitional provisions of SFAS 123 for entities choosing to recognize stock-based compensation under the fair value based method of SFAS 123, rather than electing to continue to follow the intrinsic value method of APB 25. Under SFAS 148, Nortel Networks S.A. may adopt the recommendations of SFAS 123 either (1) prospectively to awards granted or modified after the beginning of the year of adoption, (2) retroactively with restatement for awards granted or modified since January 1, 1995, or (3) prospectively to awards granted or modified since January 1, 1995.

Nortel Networks S.A. will commence expensing employee stock-based compensation using the fair value based method prospectively, as per SFAS 123, for all awards granted or modified after January 1, 2003, as permitted under SFAS 148. Stock-based compensation will be measured using the Black-Scholes option pricing model. The impact of adopting the fair value based method will depend on various factors including, but not limited to, the extent to which Nortel Networks S.A. will use stock-based compensation in the future and the fair value of the awards, which is dependent on a number of variables including Nortel Networks Corporation’s common share price and its historical volatility. Because there is uncertainty within each of these factors, the expense to be recognized by Nortel Networks S.A. will vary as a result of the adoption of the fair value based method.

Recent pronouncements

(a)	In January 2003, the FASB issued Interpretation No. (“FIN”) 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 — Consolidated Financial Statements to those entities defined as “Variable Interest Entities” (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003, and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003.

Nortel Networks S.A. currently conducts certain lease financing transactions through special purpose entities and is in the process of assessing the structure of these transactions against the criteria set out in FIN 46. Certain lease financing transactions are structured through single transaction special purpose entities that currently do not have sufficient equity at risk as defined in FIN 46. In addition, Nortel Networks retains certain risks associated with guaranteeing recovery of approximately 88 percent of the unamortized principal which is expected to represent the majority of the risks associated with the special purpose entities activities. This percentage is adjusted over time as the underlying debt matures. Therefore, it is expected that unless the existing arrangements are modified prior to July 1, 2003, Nortel Networks will be required to consolidate the assets, liabilities and any non-controlling interests of these special purpose entities effective July 1, 2003. The total assets and total liabilities held by these entities at December 31, 2002 are approximately €79,000 and €79,000 respectively.

(b)	In December 2002, the FASB issued SFAS 148 which is effective for years ending after December 15, 2002 (see note 2(n)).

(c)	In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires elaborating on the disclosures that must be made by a guarantor in its financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002, and have been applied in the presentation of the accompanying consolidated financial statements. The recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. Nortel Networks S.A. has not yet determined the effect, if any, the recognition requirement will have on its business, results of operations and financial condition.

(d)	In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)” (“EITF 94-3”). SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required recognition of a liability when an entity committed to an exit plan. Therefore the effect of SFAS 146 will be to change the timing of recognizing certain liabilities with no expected material valuation differences. Plans initiated before December 31, 2002 continue to be accounted for under EITF 94-3. Nortel Networks S.A. does not expect the adoption of SFAS 146 to have a material impact on its business, results of operations and financial condition.

(e)	In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Nortel Networks S.A. does not expect the adoption of SFAS 143 to have a material impact on its business, results of operations and financial condition.

Comparative figures

Certain of the prior years’ figures in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation.

3.	Financial statement details

Statements of operations

The following table provides details for the years ended December 31:

Other income — net:

	2002	2001	2000

Royalties (a)	€26,556	€49,201	€114,987
Gain (loss) on disposal of assets	(6,042)	3,589	17,880
Other — net	(1,552)	(6,550)	(4,534)

Other income — net	€18,962	€46,240	€128,333

(a)	Affiliated entities pay royalty fees to Nortel Networks S.A. on their total Global System for Mobile communications (“GSM”) technology sales (5 percent of total GSM sales in 2002, 10 percent in 2001, and 15 percent in 2000).

Balance sheets

The following tables provide details as at December 31:

Inventories — net:

	2002	2001

Raw materials	€21,155	€60,302
Work in process	30,527	32,004
Finished goods	6,703	1,759

Inventories — net (a)	€58,385	€94,065

(a)	Net of inventory provisions of €30,312 and €39,504 as at December 31, 2002 and 2001, respectively. Included in trade and other accounts payable are accruals of €8,791 at December 31, 2002 for cancellation charges, for inventory in excess of future demand and for the settlement of certain other claims related to its contract manufacturers or suppliers.

Other current assets:

	2002	2001

Employee receivables	€811	€1,855
Put option (a)	77,500	–
Prepaid rent and other	17,650	31,440
Other receivables	3,529	15,370

Other current assets	€99,490	€48,665

(a)	See Note 9 for a description of the put option.

Plant and equipment — net

	2002	2001

Cost:
Land and buildings	€13,726	€13,726
Leasehold improvements	22,611	22,630
Machinery and equipment	201,817	167,514
Furniture and fixtures	34,771	32,879
Computers	20,119	26,955
Other	5,419	5,346

	298,463	269,050

Less accumulated depreciation:
Buildings	(5,404)	(4,981)
Leasehold improvements	(15,979)	(15,350)
Machinery and equipment	(105,300)	(83,063)
Furniture and fixtures	(27,611)	(16,886)
Computers	(18,487)	(21,361)
Other	(390)	(1,984)

	(173,171)	(143,625)

Plant and equipment — net	€125,292	€125,425

Other accrued liabilities:

	2002	2001

Put option (a)	€77,500	€–
Contract related	37,942	64,537
Outsourcing, selling, general and administration and research & development related	36,211	47,875
Product related	25,876	29,486
Warranty	7,544	9,270
Miscellaneous taxes	(2,169)	6,120
Deferred income	2,144	660
Other	26,458	28,875

Other accrued liabilities	€211,506	€186,823

(a)	See Note 9 for a description of the put option.

Statements of cash flows

The following tables provide details for the years ended December 31:

Interest and income taxes paid:

	2002	2001	2000

Interest paid	€6,524	€5,033	€6,423
Income taxes paid	€121	€30,271	€2,503

Receivables sales:

	2002	2001	2000

Proceeds from new securitizations	€–	€–	€2,015
Proceeds from collections reinvested in revolving period securitizations	€12,086	€235,060	€534,397

4.	Segmented information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Nortel Networks S.A. is required to disclose information about its products, services, the geographic area in which it operates and major customers. Nortel Networks S.A. operates in one reportable segment, Wireless Networks, which includes the wireless mobility switching and access products for voice and data communications that span most major global standards for mobile networks.

Geographic information

The following table sets forth external revenues by geographic regions based on the location of the customer for each of the three years ended December 31:

	2002	2001	2000

External revenues
France	€120,675	€147,309	€454,960
EMEA — excluding France	95,168	127,179	177,007
Other	599	1,807	1,307

Total	€216,442	€276,295	€633,274

Major customers

External revenues include amounts from two separate customers located in France in the amounts of €56,543 and €54,015 in 2002, €56,501 and €83,563 in 2001, and €250,918 and €189,873 in 2000.

Long-lived assets

All long-lived assets are located in France.

5.	Special charges

During 2002, in light of the continued downturn in both the telecommunications industry and the economic environment and capital market trends impacting Nortel Networks S.A.’s operations and expected future growth rates, Nortel Networks S.A. continued to implement its work plan to streamline its operations and activities around its core markets and leadership strategies.

Special charges recorded January 1, 2000 to December 31, 2002 were as follows:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Other	Total

Provision balance as at January 1, 2000	€–	€–	€–	€–	€–
Special charges	2,046	–	–	–	2,046
Cash drawdowns	(2,046)	–	–	–	(2,046)
Non-cash drawdowns	–	–	–	–	–

Provision balance as at December 31, 2000	€–	€–	€–	€–	€–

Special charges	28,970	17,123	21,306	9,150	76,550
Cash drawdowns	(26,346)	(176)	–	(340)	(26,862)
Non-cash drawdowns	–	–	(21,306)	–	(21,306)

Provision balance as at December 31, 2001	€2,624	€16,947	€–	€8,811	€28,382

Special charges	60,228	–	10,020	1,722	71,970
Reversal of prior year amounts	–	(161)	–	(8,655)	(8,816)
Cash drawdowns	(48,629)	(11,511)	–	(1,414)	(61,554)
Non-cash drawdowns	–	–	(10,020)	–	(10,020)

Provision balance as at December 31, 2002	€14,223	€5,275	€–	€464	€19,962

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximately)

	Direct (a)	Indirect (b)	Total

RFT employee notifications by period:
During 2000	–	35	35
During 2001	140	170	310
During 2002	21	468	489

RFT employee notifications as at December 31, 2002	161	673	834

(a)	Direct employees include employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.

(b)	Indirect employees include employees performing manufacturing management, sales, marketing, research and development and administrative related activities.

Year ended December 31, 2002

For the year ended December 31, 2002, Nortel Networks S.A. recorded special charges of €63,154.

Workforce reduction charges of €60,228 were related to the cost of severance and benefits associated with the approximately 489 employees notified of termination. As at December 31, 2002, the workforce reduction provision balance has been drawn down by cash payments of €48,629, resulting in an ending provision balance for workforce reduction of €14,223. The remaining provision is expected to be substantially drawn down by the end of 2003.

During 2002, Nortel Networks S.A. recorded a reversal of contract settlement and lease costs of approximately €(161). For certain properties during 2002, Nortel Networks S.A. modified the original disposition plan and is pursuing lease terminations instead of subleasing due to current market conditions. This change reduced sublease income expectations from €945, disclosed at the end of 2001, to nil as at December 31, 2002. Nortel Networks S.A. expects to have disposed substantially all of these properties by the end of the first quarter of 2004. As at December 31, 2002, the provision balance for contract settlement and lease costs has been drawn down by cash payments of €11,511, resulting in an ending provision balance of €5,275. The remaining provision is expected to be substantially drawn down by the end of 2004.

Plant and equipment write downs of approximately €10,020 consisted mainly of the write down to net realizable value of leasehold improvements and manufacturing equipment.

Other consists primarily of contract settlement costs to either cancel or renegotiate existing supply contracts net of a reversal of €8,655 related to 2001 charges due to favourable negotiations.

Year ended December 31, 2001

For the year ended December 31, 2001, Nortel Networks S.A. recorded charges of €76,550 related to streamlining its operations and activities.

Workforce reduction charges of €28,970 were related to the cost of severance and benefits associated with the approximately 310 employees notified of termination. As at December 31, 2001, the workforce reduction provision balance has been drawn down by cash payments of €26,346, resulting in an ending provision balance for workforce reduction of €2,624.

Contract settlement and lease costs of €17,123 included €2,009 of negotiated settlements to cancel or renegotiate contracts and €15,114 of net lease charges related to a number of operating leases no longer required. Lease costs represent Nortel Networks S.A.’s future contractual obligations under its applicable operating leases net of approximately €945 in expected sublease revenue on leases that Nortel Networks S.A. cannot terminate. As at December 31, 2001, the provision balance for contract settlement and lease costs was drawn down by cash payments of €176, resulting in a provision balance of €16,947.

Plant and equipment write downs of approximately €21,306 consisted mainly of the write down to net realizable value of leasehold improvements and manufacturing equipment in the Châteaudun facility.

Other consists primarily of contract settlement costs to either cancel or renegotiate existing supply contracts.

Year ended December 31, 2000

For the year ended December 31, 2000, Nortel Networks S.A. recorded special charges in the aggregate of €2,046, representing workforce reduction costs related to approximately 35 employees in connection with the outsourcing of certain functions.

The provision balance was fully drawn down in 2000 through cash payments.

6.	Income taxes

The following is a reconciliation of income taxes, calculated at the French income tax rate, to the income tax benefit (provision) included in the accompanying statements of operations for the years ended December 31:

	2002	2001	2000

Income taxes at French rates
(2002 — 35.4%, 2001 — 36.4%, 2000 — 37.8%)	€94,086	€170,783	€(65,804)
Research and development credit	6,098	6,098	6,098
Foreign tax	(2,198)	(2,948)	(6,357)
Change in valuation allowance	(90,904)	(147,675)	(1,205)
Utilization of losses	–	–	20,828
Other (a)	(5,402)	(60)	(900)

Income tax benefit (provision)	€1,680	€26,198	€(47,340)

Income tax benefit (provision):
Current	€(2,319)	€(3,460)	€(49,284)
Deferred	3,999	29,658	1,944

	€1,680	€26,198	€(47,340)

(a)	Other includes rate differential as well as permanent differences

The following table shows the significant components included in deferred income taxes as at December 31:

	2002	2001

Deferred income taxes:
Assets:
Tax benefit of tax credits	€12,196	€6,098
Tax benefit of losses	264,394	155,748
Provisions and reserves	14,213	26,318
Other	–	624

	290,803	188,788
Valuation allowance	(238,579)	(147,675)

	52,224	41,113
Liabilities:
Plant and equipment	16,920	9,808

Net deferred income tax assets	€35,304	€31,305

At December 31, 2002, Nortel Networks S.A. had net operating loss carry-forwards of approximately €682,000 of which approximately €310,000 will expire in 2006, €261,000 will expire in 2007 and €110,000 will carry forward indefinitely. Nortel Networks S.A. has provided a valuation allowance on these tax loss carry-forwards and certain deferred income tax assets of approximately €239,000 as at December 31, 2002.

7.	Related party transactions

In the ordinary course of business, Nortel Networks S.A. engages in transactions with Nortel Networks and certain of Nortel Networks affiliates. These transactions are measured at their exchange amounts.

Transactions with related parties for the years ended December 31 are summarized as follows:

	2002	2001	2000

Billed to related parties
Intercompany revenues	€473,223	€429,643	€671,965
Other income — net	€26,556	€49,201	€114,987

Billed from related parties
Cost of revenues	€99,039	€296,605	€257,063
Selling, general and administrative expense	€38,704	€36,230	€83,060
Research and development expense	€–	€–	€(68,334)
Interest expense	€5,063	€626	€–

Issuance of common shares	€485,363	€–	€–

The following table shows the balance sheet position in respect of related parties as at December 31:

	2002	2001

Receivables from related parties
Due from Nortel Networks Limited	€41,568	€188,690
Due from affiliates	€81,704	€253,769
Payables to related parties
Due to Nortel Networks Limited	€1,929	€209,647
Due to affiliates	€41,599	€85,564

Long-term notes receivable from Nortel Networks Limited	€140,010	€–

Notes payable to related parties
Current	€–	€106,048
Long-term	€200,000	€181,000

Nortel Networks S.A. is charged by Nortel Networks for its share of head office costs incurred by Nortel Networks that are attributable to the activities of Nortel Networks S.A. These charges, which are included in selling, general and administrative expense, amounted to €4,017 and €1,271 in 2001, and 2000, respectively. No specific head office charges have been received in 2002.

Nortel Networks S.A. also participates with Nortel Networks and certain of Nortel Networks S.A.’s affiliates in various agreements with respect to intercompany product sale and purchase transactions, including research and development costs. Prior to 2001, the pricing of intercompany transactions between Nortel Networks S.A. and certain of its affiliates was determined through the application of various methodologies intended to produce arm’s length results and pricing for Nortel Networks S.A. Nortel Networks S.A. also shared in global research and development costs based on the benefits derived from the research and development utilized in its geographic market. Accordingly, Nortel Networks S.A. received a credit of approximately €68,000 to its research and development expense in 2000. Effective January 1, 2001, the global research and development cost sharing methodology was replaced with a global profit split methodology based upon the historical research and development costs of the participants, and further intended to produce arm’s length results for Nortel Networks S.A. Under that methodology, Nortel Networks S.A. received a charge in 2001, which was allocated to cost of revenues, of approximately €155,000. Similarly in 2002, Nortel Networks S.A. received a credit of approximately €2,248 which was also allocated to cost of revenues.

On December 31, 2002, Nortel Networks provided Nortel Networks S.A. with a subordinated loan in the aggregate amount of €200,000. This loan is classified as a long-term intercompany note payable. The repayment of the loan, in case of bankruptcy, insolvency or liquidation, is subordinated to the prior repayment of any of Nortel Networks S.A.’s existing or future secured and unsecured creditors. Nortel Networks S.A. may repay the whole or any part of the outstanding amount of the loan subject to notifying Nortel Networks in advance of its irrevocable decision to make the repayment. The loan bears interest at a rate per annum equal to Euribor rate plus one percent. Interest is payable at the end of each interest period, subject to Nortel Networks S.A. having positive net earnings and the interest payments not exceeding 40 percent of the positive net earnings.

On December 19, 2002, Nortel Networks S.A. provided Nortel Networks with a revolving loan in the amount of €140,010. This loan is classified as a long-term intercompany note receivable. The loan bears interest at a rate per annum equal to Euribor rate plus one percent. Interest is accrued and due unless an amount larger than the outstanding amount of advances is outstanding under the subordinated loan.

At December 31, 2001, Nortel Networks S.A. had a revolving note payable with an affiliated company in the amount of €106,048. This payable was settled in full in 2002.

8.	Financial Instruments

Share pledge

The security agreements that were entered into in connection with the December 2001 364-day syndicated credit facilities of Nortel Networks and its subsidiary, Nortel Networks Inc. (“NNI”), provided for the granting of security in the event that Nortel Networks debt ratings fell below investment grade. The security included pledges by Nortel Networks and Nortel Networks International Finance & Holding B.V. of their shares of Nortel Networks S.A.

The security became effective in the second quarter of 2002, following the downgrade by Moody’s Investor Services, Inc. (“Moody’s”) of Nortel Networks senior long-term debt to below investment grade. At that time, the security became effective in respect of the December 2001 364-day syndicated credit facilities, which have since expired, as well as any other credit facilities and public debt securities of Nortel Networks which, by their terms, required that the security also apply to them. This included: the April 2002 364-day revolving credit facilities of Nortel Networks and NNI, which have since been terminated; the April 2000 five year syndicated credit facilities of Nortel Networks and NNI; Nortel Networks consolidated outstanding public debt securities; and Nortel Networks guarantee of Nortel Networks Corporation’s 4.25 percent convertible senior notes due September 1, 2008. See note 12 for additional facilities of Nortel Networks in respect of which the security has become effective.

If Nortel Networks senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and the rating by Standard & Poor’s Ratings Service returns to BBB (with a stable outlook), the security will be released in full. If both the April 2000 five year syndicated credit facilities and such other facilities in respect of which the security has become effective (see note 12) are terminated or expire, the security will be released in full.

Receivables sales

In 2002, 2001 and 2000, Nortel Networks S.A. has entered into various agreements to sell certain of its receivables. These receivables were sold at a discount of €52, €1,939 and €6,199 from book value for the years ended December 31, 2002, 2001 and 2000 respectively, at annualized discount rates of approximately 3 to 4 percent, 5 percent to 6 percent and 3 percent to 5 percent for the years ended December 31, 2002, 2001 and 2000, respectively. This program was discontinued in February 2002.

There is a possibility that the actual performance of receivables or the cost of servicing the receivables will differ from the assumptions used to determine fair values at the transfer date and at each reporting date. Assuming hypothetical simultaneous unfavourable variations of up to 20 percent in credit losses, the discount rate used and the cost of servicing the receivables, the pre-tax impact on the value of retained interests would not be significant.

9.	Guarantees and commitments

Guarantees

Nortel Networks S.A. has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee to be a contract that contingently requires Nortel Networks S.A to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the other party. Nortel Networks S.A. has the following major types of guarantees that are subject to the disclosure requirements of FIN 45.

Nortel Networks S.A. has entered into agreements that guarantee the lease payments of certain sub-lessees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel Networks S.A. vacated prior to the end of the term of its lease. These lease agreements require Nortel Networks S.A. to make lease payments throughout the lease term if the sub-lessee fails to make scheduled payments. These lease agreements have expiration dates of April 2007. The maximum amount that Nortel Networks S.A. may be required to pay under these types of agreements is approximately €5,000.

Nortel Networks S.A. has also entered into an agreement to indemnify a certain lessor against certain additional costs, including financing costs, and costs incurred relating to construction problems with the building, through the term of the lease, which expires in May 2013. The maximum amount that Nortel Networks may be required to pay under this lease agreement is approximately €79,000.

In addition, Nortel Networks S.A. has entered into an agreement to indemnify a certain lessor, through the term of the lease, which expires in May 2013, against costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, as a result of losses from litigation that may be suffered by them or if the transaction becomes invalid. The maximum amount that Nortel Networks may be required to pay if the transaction becomes invalid is approximately €79,000. The maximum potential losses resulting from the other types of lease guarantees cannot be reasonably estimated.

Historically, Nortel Networks S.A. has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Bid and performance bonds

Nortel Networks S.A. has entered into bid and performance bonds related to various contracts. These contracts generally have terms ranging from two to five years. Performance related bonds generally have a term of twelve months. Bid bonds generally have a much shorter term. Potential payments due under these bonds are related to Nortel Networks S.A.’s performance under the applicable contract. The total amount of bid and performance bonds that were available and undrawn was €31,650, as at December 31, 2002 and €29,374 as at December 31, 2001.

Joint ventures / minority interests

On October 19, 2002 Nortel Networks S.A. granted a put option (the “Put Option”) to the minority interest partners of one of Nortel Networks European joint ventures. The Put Option allows the minority interest partners to sell their interest in the joint venture to Nortel Networks S.A. at a fixed amount of approximately €124,000, consisting of a cash component of approximately €52,000, and an in-kind component of approximately €72,000, representing the return of a loan note currently owed to Nortel Networks by an affiliate of the joint venture partners. The minority interest may exercise the Put Option anytime between July 1, 2003 and September 30, 2003 subject to certain terms and conditions.

Effective the same date, Nortel Networks granted a put option (the “Second Put Option”) to Nortel Networks S.A. The Second Put Option allows Nortel Networks S.A. to sell to Nortel Networks the joint venture interest acquired if the Put Option is exercised under the same terms and conditions as the Put Option.

The Put Option is required to be marked to fair value through the statement of operations at each period end until it is either exercised or expires. In addition, Nortel Networks S.A.’s accounting policy regarding purchased options requires that the Second Put Option be marked to fair value through the statement of operations at each period end until it is either exercised or expires. At December 31, 2002, Nortel Networks S.A. estimated the fair value of the Put Option and the Second Put Option (the “Options”) to be approximately €77,500, (included in the balance sheets within other accrued liabilities and other current assets). The net impact to the statements of operations for the year ended December 31, 2002 is nil.

The estimated fair values of the Options were based on an estimate of the current fair values of the respective joint venture using an option-pricing model that is dependent on the assumptions used concerning the amount of volatility and the discount rates that reflect varying degrees of risk. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel Networks S.A. could potentially realize in current market exchanges.

Operating leases and other commitments

At December 31, 2002, the future minimum payments under both operating leases and outsourcing contracts for the years ending December 31 consisted of:

	Operating	Outsourcing
	leases	contracts

2003	€11,848	€19,664
2004	9,262	18,887
2005	7,396	17,483
2006	7,396	17,260
2007	7,396	17,049
Thereafter	33,284	33,489

Total future minimum payments	€76,582	€123,832

All figures exclude value added taxes.

Rental expense on operating leases for the years ended December 31, 2002, 2001 and 2000 amounted to €27,441, €31,960 and €21,243, respectively.

Included in the operating lease payments are annual payments of approximately €7,000 relating to the lease of Nortel Networks S.A.’s headquarters in Châteaufort, France. The lease is for a base term of 12 years, commencing on May 3, 2001. The lease is with a special purpose vehicle leasing company owned by a group of financial institutions. Nortel Networks S.A. is responsible for all obligations relating to the maintenance and operation of the property and has the option of purchasing the property at an option price, which is the estimated market value, commencing on the fifth anniversary of the commencement date of the lease. At the end of the lease term, Nortel Networks S.A. may elect to purchase the property at the option price, renew the lease on terms mutually agreed to with the lessor, or terminate the lease. Nortel Networks has guaranteed a portion of the residual value of the lease.

Expenses related to outsourcing contracts for the years ended December 31, 2002, 2001 and 2000 amounted to €23,341, €16,026 and €1,709, respectively, and are for services provided to Nortel Networks S.A. primarily related to information services, accounts payable and purchasing. The minimum amount payable under Nortel Networks S.A.’s outsourcing contracts is variable to the extent that Nortel Networks S.A.’s workforce fluctuates from the baseline levels contained in the contracts.

10.	Shareholders’ equity

On May 21, 2002, Nortel Networks S.A. issued 11,677,519 common shares to Nortel Networks and 6,451,612 shares to Nortel Networks International Finance and Holdings B.V. for net proceeds of €281,000 which was comprised of intercompany notes payable.

On December 16, 2002 Nortel Networks S.A. issued 40,872,534 common shares to Nortel Networks for net proceeds of €204,363 comprised of cash.

On May 21, 2002 Nortel Networks S.A.’s board of directors approved a reorganization of Nortel Networks S.A.’s capital accounts that resulted in the reduction of accumulated deficit of €372,755, the reduction of additional paid-in capital of €158,174, and the reduction of common shares of €214,581.

Capital accounts for December 31, 2000 have been reclassified to present the reorganization of Nortel Networks S.A.’s capital accounts performed during 2000 that resulted in the reduction of retained earnings of €48,845, the increase in additional paid-in capital of €46,327, and addition to common shares of €2,518.

11.	Stock-based compensation plans

Stock options

Under the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”), options to purchase Nortel Networks Corporation common shares may be granted to employees and directors of Nortel Networks S.A. that entitle the holder to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated and payable in United States dollars for United States options and in Canadian dollars for Canadian options. Generally, options outstanding at December 31, 2002 vest 33 1/3 percent on the anniversary date of the grant for three years. The committee of the Nortel Networks Corporation and Nortel Networks Boards of Directors that administers the 2000 Plan has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years.

Under the Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (the “1986 Plan”), options to purchase Nortel Networks Corporation common shares may be granted to employees of Nortel Networks S.A. that entitle the holder to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated in United States dollars for United States options and in Canadian dollars for Canadian options. Generally, options may be exercised as follows: options granted in 1997 through 2002 vest 33 1/3 percent on the anniversary date of the grant for three years; and options granted in 1991 through 1996 vest 50 percent after the first anniversary date of grant and the remainder after the second anniversary date of grant. The committee of the Nortel Networks Corporation and Nortel Networks Boards of Directors that administers the 1986 Plan has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years.

Options granted under the 2000 Plan and 1986 Plan may be granted with or without a stock appreciation right (“SAR”). A SAR entitles the holder to receive payment of an amount equivalent to the excess of the market value of a common share at the time of exercise of the SAR over the subscription price of the common share to which the option relates. Options with SARs may be granted on a cancellation basis, in which case the exercise of one causes the cancellation of the other, or on a simultaneous basis, in which case the exercise of one causes the exercise of the other.

In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established. Under the terms of the Key Contributor Program, participants are granted an equal number of initial options and replacement options. The initial options generally vest after five years and expire after ten years. The replacement options are granted concurrently with the initial options and also expire after ten years. The replacement options generally have an exercise price equal to the market value of the common shares of Nortel Networks Corporation on the day the initial options are fully exercised, and are generally exercisable commencing thirty-six months thereafter, provided certain other conditions for exercise, including share ownership, are met.

On June 20, 2001, Nortel Networks Corporation commenced a voluntary stock option exchange program (the “Exchange Program”) whereby its employees, including employees of Nortel Networks S.A., could exchange certain then outstanding stock options for new stock options, based on a prescribed formula. The terms of the Exchange Program were such that new grants of options would be made at least six months and a day from the cancellation date of the options tendered for exchange, which was July 27, 2001. Approximately 2,400,000 of Nortel Networks S.A.’s employees’ stock options were tendered for exchange and cancelled. Nortel Networks Corporation’s then Board of Directors and its then board appointed officers were not eligible to participate in the Exchange Program. On January 29, 2002, Nortel Networks Corporation granted approximately 1,600,000 new stock options to Nortel Networks S.A.’s employees in connection with the Exchange Program with an exercise price of $7.39 in United States dollars per common share which price was set in accordance with the Exchange Program.

Employee stock purchase plans

Nortel Networks Corporation has a stock purchase plan for eligible employees in eligible countries (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan facilitates the acquisition of common shares of Nortel Networks Corporation at a discount, and the retention of such common shares, by eligible employees. The Employee Stock Purchase Plan has four offering periods each year, with each offering period beginning on the first day of each calendar quarter. Eligible employees may have up to 10 percent of their eligible compensation deducted from their pay during each offering period to contribute towards the purchase of Nortel Networks Corporation common shares. For non-North American eligible employees common shares are purchased at a purchase price equal to the greater of (i) 85 percent of the average of the high and low prices of common shares on the first trading day of the offering period and (ii) 71.5 percent of the market price of the common shares on the last trading day of the offering period, except that if the market price on the last trading day is equal to or less than the average of the high and low on the first trading day, the purchase price shall be 85 percent of the market price on the last trading day of the offering period. Nortel Networks contributes an amount equal to the difference between the market price and the purchase price. The common shares are purchased by an independent broker through the facilities of the Toronto and/or New York stock exchanges, and held by a custodian on behalf of the plan participants. Compensation expense is recognized for Nortel Networks Corporation’s portion of the contributions.

Nortel Networks Company Savings Plan

Eligible employees of Nortel Networks S.A. and other direct or indirect subsidiaries of Nortel Networks in France, including joint ventures in which Nortel Networks holds an interest of greater than 50% as of October 30, 2002, may elect to participate in the Nortel Networks Company Savings Plan (the “PEE”) instead of the Employee Stock Purchase Plan. Under the PEE, which is a collective savings scheme governed by French labour law, participants hold units of a Nortel Networks collective investment fund which is invested mainly in common shares of Nortel Networks Corporation, and the remainder in liquid assets. Participants may make voluntary contributions up to 10% of their eligible gross earnings, and the employer contributes an amount equal to 25% of each participant’s contributions, up to certain maximum amounts per participant per year. The employer contributions are subject to welfare surtaxes but exempt from social security charges and income tax in France. The common shares are purchased on a monthly basis by the plan custodian, through the facilities of the New York Stock Exchange.

12.	Subsequent events

Nortel Networks S.A. has announced further workforce restructuring for 2003 impacting 218 positions (of which 218 represented redundancies) as part of Nortel Networks overall work plan, which is expected to result in a restructuring charge of approximately €24 million. Affected employees will be notified in the first quarter of 2003.

On February 14, 2003, Nortel Networks entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain obligations arising out of normal course business activities, including letters of credit, letters of guarantee, indemnity arrangements, performance bonds, surety bonds, receivables sales, securitizations and similar instruments issued or entered into for the benefit of Nortel networks (the “EDC Support Facility”). The EDC Support Facility provides for up to U.S.$750 million in support and is comprised of (i) up to U.S.$300 million of committed support for performance bonds or similar instruments (within certain parameters); (ii) up to U.S.$150 million of uncommitted support for receivables sales and/or securitizations; and (iii) up to U.S.$300 million of additional uncommitted support for performance bonds and receivable sales and/or securitizations.

Nortel Networks obligations under the EDC Support Facility are secured on an equal and ratable basis under the security agreements entered into by Nortel Networks and various of its subsidiaries, including the pledge of shares of Nortel Networks S.A. (see note 8). Nortel Networks may provide EDC with cash collateral (or any other alternative collateral acceptable to EDC), in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under the EDC Support Facility, in lieu of the security provided under the security agreements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brampton, Ontario, Canada on the 10th day of March, 2003.

NORTEL NETWORKS CORPORATION

By:	“FRANK A. DUNN”

(Frank A. Dunn, President and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March, 2003.

Signature	Title

Principal Executive Officer

“FRANK A. DUNN” (FRANK A. DUNN)	President and Chief Executive Officer, and a Director

Principal Financial Officer

“DOUGLAS C. BEATTY” (DOUGLAS C. BEATTY)	Chief Financial Officer

Principal Accounting Officer

“MICHAEL J. GOLLOGLY” (MICHAEL J. GOLLOGLY)	Controller

Directors:

J.J. BLANCHARD* (J.J. BLANCHARD)		R.A. INGRAM* (R.A. INGRAM)

R.E. BROWN* (R.E. BROWN)		W.A. OWENS* (W.A. OWENS)

J.E. CLEGHORN* (J.E. CLEGHORN)		G. SAUCIER* (G. SAUCIER)

F.A. DUNN* (F.A. DUNN)		S.H. SMITH, JR.* (S.H. SMITH, Jr.)

L.Y. FORTIER* (L.Y. FORTIER)		L.R. WILSON* (L.R. WILSON)

	By:*	“DEBORAH J. NOBLE” (DEBORAH J. NOBLE, as attorney-in fact) March 10, 2003

CERTIFICATIONS

I, FRANK A. DUNN, certify that:

1.     I have reviewed this annual report on Form 10-K of Nortel Networks Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

“FRANK A. DUNN”

(FRANK A. DUNN)
President and Chief Executive Officer

I, DOUGLAS C. BEATTY, certify that:

1.     I have reviewed this annual report on Form 10-K of Nortel Networks Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

“DOUGLAS C. BEATTY”

(DOUGLAS C. BEATTY)
Chief Financial Officer

Exhibit 21

Subsidiaries of the Registrant

     Significant subsidiary companies of the Registrant at December 31, 2002, were:

		Percentage
		ownership
		of common
	Organized under the	shares held by
	laws of	Registrant

Nortel Networks Inc.	State of Delaware	100
Nortel Networks Limited	Canada	100