Form 10-Q
period 2003-06-30
NORTEL NETWORKS CORP
filed 2003-08-12
CIK 72911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________________ to ___________________

Commission file number 001-07260

Nortel Networks Corporation
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

8200 Dixie Road, Suite 100 Brampton, Ontario, Canada (Address of principal executive offices)	L6T 5P6 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at July 31, 2003

3,952,885,068 without nominal or par value

PART I FINANCIAL INFORMATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 4. Submissions of Matters to a Vote of Security Holders
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32

PART I
FINANCIAL INFORMATION

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT and the GLOBEMARK are trademarks of Nortel Networks.
MOODY’S is a trademark of Moody’s Investor Services, Inc.
S&P 100, S&P 500 and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

PART I
FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)

NORTEL NETWORKS CORPORATION
Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
(millions of U.S. dollars, except per share amounts)	2003	2002	2003	2002

Revenues	$2,326	$2,773	$4,725	$5,685

Cost of revenues	1,310	1,815	2,680	3,969

Gross profit	1,016	958	2,045	1,716

Selling, general and administrative expense	416	767	903	1,511

Research and development expense	479	579	968	1,174

Amortization of acquired technology	33	41	66	84

Deferred stock option compensation	17	21	32	46

Special charges	5	403	139	890

Gain on sale of businesses	–	–	–	(14)

Operating earnings (loss)	66	(853)	(63)	(1,975)

Other income (expense) — net	6	(9)	54	(28)

Interest expense

Long-term debt	(44)	(55)	(89)	(113)

Other	(2)	(9)	(9)	(21)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	26	(926)	(107)	(2,137)
Income tax benefit	7	229	9	603

	33	(697)	(98)	(1,534)

Minority interests — net of tax	(27)	10	(25)	10

Equity in net loss of associated companies — net of tax	(20)	(10)	(27)	(14)

Net loss from continuing operations	(14)	(697)	(150)	(1,538)

Net earnings from discontinued operations — net of tax	–	–	190	–

Net earnings (loss)	$(14)	$(697)	$40	$(1,538)

Basic and diluted earnings (loss) per common share

— from continuing operations	$0.00	$(0.20)	$(0.03)	$(0.46)

— from discontinued operations	0.00	0.00	0.04	0.00

Basic and diluted earnings (loss) per common share	$0.00	$(0.20)	$0.01	$(0.46)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTEL NETWORKS CORPORATION
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(millions of U.S. dollars)	2003	2002

ASSETS

Current assets

Cash and cash equivalents	$4,190	$3,861

Restricted cash and cash equivalents	115	249

Accounts receivable (less provisions of $355 at June 30, 2003, $477 at December 31, 2002)	1,717	1,910

Inventories — net	830	889

Income taxes recoverable	57	58

Deferred income taxes — net	400	791

Other current assets	439	718

Total current assets	7,748	8,476

Investments	209	246

Plant and equipment — net	1,380	1,444

Goodwill	2,202	2,201

Intangible assets — net	33	98

Deferred income taxes — net	3,600	2,723

Other assets	669	783

Total assets	$15,841	$15,971

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$48	$100

Trade and other accounts payable	802	902

Payroll and benefit-related liabilities	635	521

Contractual liabilities	1,355	1,547

Restructuring	637	785

Other accrued liabilities	2,560	2,894

Long-term debt due within one year	184	233

Total current liabilities	6,221	6,982

Long-term debt	3,694	3,719

Deferred income taxes — net	488	344

Other liabilities	2,416	2,352

	12,819	13,397

Minority interests in subsidiary companies	623	614

Guarantees, commitments and contingencies (notes 9, 10 and 16)

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited; issued and outstanding shares:

3,945,270,970 at June 30, 2003 and 3,850,284,146 at December 31, 2002	33,726	33,587

Additional paid-in capital	3,587	3,734

Deferred stock option compensation	(53)	(96)

Accumulated deficit	(33,696)	(33,736)

Accumulated other comprehensive loss	(1,165)	(1,529)

Total shareholders’ equity	2,399	1,960

Total liabilities and shareholders’ equity	$15,841	$15,971

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTEL NETWORKS CORPORATION
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(millions of U.S. dollars)	2003	2002

Cash flows from (used in) operating activities

Net loss from continuing operations	$(150)	$(1,538)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	279	384

Non-cash portion of special charges and related asset write downs	(26)	382

Equity in net loss of associated companies	27	14

Current and deferred stock option compensation	44	46

Deferred income taxes	(6)	(614)

Other liabilities	65	(30)

Gain on repurchases of outstanding debt securities	(4)	–

(Gain) loss on sale or write down of investments and businesses	42	(26)

Other — net	(78)	206

Change in operating assets and liabilities:

Accounts receivable	186	544

Inventories	117	126

Income taxes	5	1,280

Restructuring	(343)	(665)

Accounts payable and accrued liabilities	(335)	(90)

Other operating assets and liabilities	(32)	(237)

Net cash used in operating activities of continuing operations	(209)	(218)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(56)	(208)

Proceeds on disposals of plant and equipment	21	76

Decrease in restricted cash and cash equivalents	144	–

Increase in long-term receivables	(11)	(210)

Decrease in long-term receivables	197	105

Acquisitions of investments and businesses — net of cash acquired	(2)	(25)

Proceeds on sale of investments and businesses	8	73

Net cash from (used in) investing activities of continuing operations	301	(189)

Cash flows from (used in) financing activities

Decrease in notes payable — net	(18)	(77)

Proceeds from long-term debt	–	31

Repayments of long-term debt	(94)	(6)

Decrease in capital leases payable	(2)	(5)

Issuance of common shares	–	862

Issuance of prepaid forward purchase contracts	–	623

Net cash from (used in) financing activities of continuing operations	(114)	1,428

Effect of foreign exchange rate changes on cash and cash equivalents	78	46

Net cash from continuing operations	56	1,067

Net cash from discontinued operations	273	289

Net increase in cash and cash equivalents	329	1,356

Cash and cash equivalents at beginning of period — net	3,861	3,513

Cash and cash equivalents at end of period — net	$4,190	$4,869

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three months and six months ended June 30, 2003 are not necessarily indicative of financial results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 10, 2003.

Recent accounting pronouncements

(a)	In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Nortel Networks expects that this pronouncement will not have a material impact on its results of operations and financial condition.

(b)	In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. (“FIN”) 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) and (4) amends certain other existing pronouncements. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003.

The provisions of SFAS 149 that relate to guidance in SFAS 133 Implementation Issues that have been effective for fiscal quarters which began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to both existing contracts as well as new contracts entered into after June 30, 2003.

Nortel Networks will apply the provisions of SFAS 149 on a prospective basis to contracts entered into or modified after June 30, 2003 and expects that this pronouncement will not have a material impact on its results of operations and financial condition.

(c)	In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to those entities defined as “Variable Interest Entities” (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003.

Nortel Networks has conducted certain receivable sales and lease financing transactions through special purpose entities. Receivable sales transactions are generally conducted either directly with financial institutions or with multi-seller conduits. As at June 30, 2003, Nortel Networks did not expect to be required to consolidate any of these special purpose entities or provide any of the additional disclosures set out in FIN 46.

Certain lease financing transactions are structured through single transaction special purpose entities that currently do not have sufficient equity at risk as defined in FIN 46. In addition, Nortel Networks retains certain risks associated with guaranteeing recovery of the unamortized principal balance of the debt which is expected to represent the majority of the risks associated with the special purpose entities’ activities. The amount of the guarantee will be adjusted over time as the underlying debt matures. Therefore, Nortel Networks will be required to consolidate the assets, liabilities and any non-controlling interests of these special purpose entities in the next interim fiscal period. The total assets and total liabilities held by these entities at June 30, 2003 were each approximately $181 and these amounts represented both the collateral and maximum exposure to loss, as a result of Nortel Networks involvement with these entities.

(d)	In November 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). In the absence of higher level accounting literature, EITF 00-21 governs how to separate and allocate revenue to goods or services or both that are to be delivered in a bundled sales arrangement. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003 and allows for either prospective application or cumulative adjustment upon adoption. Nortel Networks will apply the guidance of EITF 00-21 on a prospective basis and expects that this pronouncement will not have a material impact on its results of operations and financial condition.

Comparative figures

Certain 2002 figures in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2003 presentation.

2.	Accounting changes

(a)	Stock-based compensation

Prior to fiscal 2003, Nortel Networks, as permitted under SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting and providing disclosures for its stock-based compensation plans. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”), which amended the transitional provisions of SFAS 123 for entities choosing to recognize stock-based compensation under the fair value based method of SFAS 123.

Effective January 1, 2003, Nortel Networks elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted or modified after January 1, 2003. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized over the stock option vesting period. Nortel Networks has also adopted the amended disclosure provisions of SFAS 148. Stock option expense (pre-tax) recorded during the three months and six months ended June 30, 2003 was $7 and $12, respectively.

Had Nortel Networks applied the fair value based method to all stock-based awards, reported net earnings (loss) and earnings (loss) per common share would have decreased (increased) to the pro forma amounts indicated below for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net earnings (loss) — reported	$(14)	$(697)	$40	$(1,538)

Stock-based compensation — reported(a)	26	3	42	6

Deferred stock option compensation — reported(b)	17	13	32	28

Stock-based compensation — pro forma(c)	(104)	(255)	(197)	(510)

Net loss — pro forma	$(75)	$(936)	$(83)	$(2,014)

Basic and diluted earnings (loss) per common share:

Reported	$0.00	$(0.20)	$0.01	$(0.46)

Pro forma	$(0.02)	$(0.27)	$(0.02)	$(0.60)

(a)	Stock-based compensation — reported included stock option expense, employer portion of stock purchase plan contributions and restricted stock units expense. For the three months and six months ended June 30, 2003, the amounts were net of tax of nil. For the three months and six months ended June 30, 2002, the amounts were net of tax of $2 and $3, respectively.
(b)	Deferred stock option compensation — reported represented the amortization of deferred stock option compensation related primarily to unvested stock options held by employees of companies acquired in a purchase acquisition. For the three months and six months ended June 30, 2003, the amounts were net of tax of nil. For the three months and six months ended June 30, 2002, the amounts were net of tax of $8 and $18, respectively.
(c)	Stock-based compensation — pro forma included stock option expense, pro forma stock option expense, employer portion of stock purchase plan contributions, restricted stock units expense and deferred stock option compensation. For the three months and six months ended June 30, 2003, the amounts were net of tax of nil. For the three months and six months ended June 30, 2002, the amounts were net of tax of $83 and $168, respectively.

The following weighted average assumptions were used in computing the fair value of stock options used to compute pro forma net loss and pro forma loss per common share for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Black-Scholes weighted-average assumptions

Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Expected volatility	92.86%	74.27%	92.48%	71.32%

Risk-free interest rate	2.48%	4.26%	2.81%	4.49%

Expected option life in years	4	4	4	4

Weighted average stock option fair value per option granted	$1.91	$1.45	$1.57	$3.51

(b)	Guarantees

Nortel Networks has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee to be a contract that contingently requires Nortel Networks to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the other party. Effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of FIN 45 which apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. FIN 45 requires that a liability be recognized for the estimated fair value of the guarantee at its inception. The adoption of FIN 45 did not have a material impact on the results of operations and financial condition of Nortel Networks (see note 9).

(c)	Asset retirement obligations

Effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to certain obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that a liability is initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to net earnings (loss). When the obligation is settled, any difference between the final cost and the recorded liability is recognized as income or loss on settlement. The adoption of SFAS 143 did not have a material impact on Nortel Networks results of operations and financial condition.

(d)	Accounting for costs associated with exit or disposal activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supercedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)” (“EITF 94-3”). SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 requires recognition of a liability when an entity committed to an exit plan. The effect of SFAS 146 is to change the timing of recognition and basis for measuring certain liabilities. No material valuation differences between SFAS 146 and EITF 94-3 are expected. Exit and disposal plans initiated before December 31, 2002 continue to be accounted for under EITF 94-3. Nortel Networks adopted the requirements of SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on Nortel Networks results of operations and financial condition.

3.	Consolidated financial statement details

The following unaudited consolidated financial statement details are presented as at June 30, 2003 and December 31, 2002 for the consolidated balance sheets and for the six months ended June 30, 2003 and 2002 for the consolidated statements of cash flows:

Consolidated balance sheets

Inventories — net:

	June 30,	December 31,
	2003	2002

Raw materials	$332	$343

Work in process	258	308

Finished goods	240	238

Inventories — net(a)	$830	$889

(a)	Net of inventory provisions of $998 and $1,015 as at June 30, 2003 and December 31, 2002, respectively. Included in other accrued liabilities were accruals of $147 and $168 at June 30, 2003 and December 31, 2002, respectively, for cancellation charges, inventory in excess of future demand and the settlement of certain other claims related to contract manufacturers or suppliers.

Plant and equipment — net:

	June 30,	December 31,
	2003	2002

Cost:

Land	$57	$54

Buildings	1,167	1,193

Machinery and equipment	3,916	3,931

	5,140	5,178

Less accumulated depreciation:

Buildings	(464)	(490)

Machinery and equipment	(3,296)	(3,244)

	(3,760)	(3,734)

Plant and equipment — net(a)	$1,380	$1,444

(a)	Included assets held for sale with a carrying value of $47 and $78 as at June 30, 2003 and December 31, 2002, related to owned facilities that were being actively marketed. These assets were written down to their estimated fair values less costs to sell in previous periods. The write down was included in special charges. We expect to dispose of all of these facilities by mid-2005.

Intangible assets — net:

	June 30,	December 31,
	2003	2002

Acquired technology	$391	$391

Less: accumulated amortization	(358)	(293)

Acquired technology — net(a)	$33	$98

(a)	Acquired technology is expected to be fully amortized by September 30, 2003.

Other accrued liabilities:

	June 30,	December 31,
	2003	2002

Outsourcing and selling, general and administrative related	$613	$698

Customer deposits	345	390

Product related	361	373

Warranty	237	240

Deferred income	245	219

Miscellaneous taxes	112	126

Income taxes payable	83	99

Current liabilities of discontinued operations	84	83

Interest payable	69	77

Other	411	589

Other accrued liabilities	$2,560	$2,894

Consolidated statements of cash flows

Interest and income taxes paid (recovered):

	June 30,	June 30,
	2003	2002

Interest paid	$101	$147

Income taxes paid (recovered)	$8	$(1,236)

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair values of the identifiable assets acquired and liabilities assumed. Nortel Networks tests for impairment of goodwill on an annual basis on October 1 and at any other time if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Circumstances that could trigger an impairment test include a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed, results of testing for recoverability of a significant asset group within a reporting unit and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including: estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; present value techniques of estimated future cash flows; and valuation techniques based on multiples of earnings or revenue or a similar performance measure. Nortel Networks also considers its market capitalization as of the date of the impairment test. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

Other

During the three months ended March 31, 2003 and six months ended June 30, 2003, Nortel Networks net earnings (loss) included approximately $80 of favorable impacts (of which $50 was included in other income (expense) — net, $25 in selling, general and administrative expense and $5 in research and development expense) associated with reductions in accruals principally related to the wind-down of integration activities of previously acquired companies, operations originally structured as joint ventures and miscellaneous tax matters.

4.	Segment information

General description

Nortel Networks operations are organized around four reportable segments: Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks. Wireless Networks includes network access and core networking products for voice and data communications that span second and third generation wireless technologies and most major global standards for mobile networks. Enterprise Networks includes circuit and packet voice solutions, data networking and security solutions and the related professional services used by our enterprise customers. Wireline Networks includes circuit and packet voice solutions, data networking and security solutions and the related professional services used by our service provider customers. Optical Networks includes metropolitan, regional and long-haul photonic dense wavelength division multiplexing transmission systems, synchronous optical transmission systems, optical switching solutions, network management software and intelligence solutions and Optical Ethernet solutions for both service provider and enterprise customers.

“Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed as reportable segments.

Nortel Networks President and Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately with each segment manager reporting directly to the CEO. The CEO relies on the information derived directly from the Nortel Networks management reporting system. Contribution margin represents the primary financial measure used by the CEO in assessing performance and allocating resources and includes the cost of revenues and selling, general and administrative expense for which the segment managers are held accountable. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to Nortel Networks corporate compliance and other non-operational activities and are included in other. In addition, the CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. Research and development expense represents planned investment in next generation core products across all segments. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.

Segments

The following table sets forth information by segment for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues

Wireless Networks	$987	$1,123	$1,940	$2,259

Enterprise Networks	547	636	1,160	1,311

Wireline Networks	494	588	1,056	1,270

Optical Networks	298	406	568	812

Other	–	20	1	33

Total	$2,326	$2,773	$4,725	$5,685

Contribution margin

Wireless Networks	333	241	649	485

Enterprise Networks	95	91	240	177

Wireline Networks	162	82	314	176

Optical Networks	24	(204)	36	(496)

Other	(14)	(19)	(97)	(137)

Total	$600	$191	$1,142	$205

Research and development expense	(479)	(579)	(968)	(1,174)

Amortization of acquired technology	(33)	(41)	(66)	(84)

Deferred stock option compensation	(17)	(21)	(32)	(46)

Special charges	(5)	(403)	(139)	(890)

Gain on sale of businesses	–	–	–	14

Other income (expense) — net	6	(9)	54	(28)

Interest expense	(46)	(64)	(98)	(134)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	$26	$(926)	$(107)	$(2,137)

5.	Special charges

During the three months and six months ended June 30, 2003, Nortel Networks continued to implement its restructuring work plan initiated in 2001. Changes in the provision for special charges are shown below:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Other	Total

Provision balance as at December 31, 2002(a)	$435	$673	$–	$11	$1,119

Special charges:

For the three months ended March 31, 2003	71	23	21	–	115

For the three months ended June 30, 2003	21	14	3	–	38

Revisions to prior accruals:

For the three months ended March 31, 2003	(10)	55	(26)	–	19

For the three months ended June 30, 2003	(12)	3	(24)	–	(33)

Cumulative provision (drawdowns) and adjustments in 2003:

Cash drawdowns	(215)	(125)	–	(3)	(343)

Non-cash (drawdowns) and adjustments	–	–	26	–	26

Foreign exchange and other adjustments	42	12	–	–	54

Provision balance as at June 30, 2003(a)	$332	$655	$–	$8	$995

(a)	At June 30, 2003 and December 31, 2002, the short-term provision balances were $637 and $785, respectively, and the long-term provision balances were $358 and $334, respectively (included in other liabilities).

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)
	Direct(a)	Indirect(b)	Total

RFT employee notifications for the three months ended:

March 31, 2003	300	500	800

June 30, 2003	–	300	300

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees included employees performing manufacturing management, sales, marketing, research and development and administrative activities.

Three months and six months ended June 30, 2003

For the three months and six months ended June 30, 2003, Nortel Networks recorded total special charges of $5 and $139, respectively, which were net of revisions of $(33) and $(14), respectively, related to prior accruals.

Workforce reduction charges of $92 for the six months ended June 30, 2003 were related to severance and benefit costs associated with approximately 1,100 employees notified of termination during the six months ended June 30, 2003 which extended across all segments. Offsetting these charges were net revisions of $(22) which were primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments. During the six months ended June 30, 2003, the workforce reduction provision balance was drawn down by cash payments of $215. The remaining provision is expected to be substantially drawn down by mid-2004.

Contract settlement and lease costs of $37 for the six months ended June 30, 2003 consisted of net lease charges related to leased facilities (comprised of office, warehouse and manufacturing space) and leased furniture that were newly identified as no longer required and which were valued using the estimated fair value method prescribed under SFAS 146. These costs extended across all segments. In addition to these charges were revisions of $58 resulting from changes in sublease revenue and cost to vacate estimates associated with certain properties which extended across all segments. During the six months ended June 30, 2003, the provision balance for contract settlement and lease costs was drawn down by cash payments of $125. The remaining provision, net of approximately $294 in estimated sublease revenue, is expected to be substantially drawn down by the end of 2010.

Plant and equipment write downs of $24 for the six months ended June 30, 2003 were related to current period write downs to fair value less costs to sell for various leasehold improvements and excess Optical Networks equipment. Revisions of $(50) to prior write downs of assets held for sale resulted primarily from adjustments to original plans or estimated amounts for certain facility closures.

6.	Income taxes

At June 30, 2003, Nortel Networks net deferred tax assets, excluding discontinued operations, were $3,512, reflecting temporary differences between financial reporting and the tax treatment of certain assets and liabilities, in addition to the tax benefit of net operating loss and tax credit carryforwards. These carryforwards expire at various dates beginning in 2003.

For the six months ended June 30, 2003, Nortel Networks recorded a tax benefit on the pre-tax loss of $107 from continuing operations before minority interests and equity in net loss of associated companies. This tax benefit resulted from the accounting for the tax expense on income generated from discontinued operations and a tax refund for a previously unrecognized loss carryback. This tax benefit was partially offset by various non-income related taxes.

Nortel Networks reviews the valuation allowance on a quarterly basis. As a result of the latest review, Nortel Networks determined that the valuation allowance as at June 30, 2003 was appropriate. The valuation allowance was recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized.

7.	Long-term debt, credit and support facilities

Long-term debt

During the three months ended March 31, 2003, Nortel Networks purchased a portion of its 6.125 percent notes due February 15, 2006 with a face value of $39. The transaction resulted in a gain of $4 which was included in the consolidated statement of operations within other income (expense) — net for the six months ended June 30, 2003.

Credit facilities

At June 30, 2003 and December 31, 2002, Nortel Networks had total unused committed credit facilities of $750.

Support facilities

On February 14, 2003, Nortel Networks principal direct operating subsidiary, Nortel Networks Limited (“NNL”), entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain performance related obligations arising out of normal course business activities for the benefit of Nortel Networks (the “EDC Support Facility”). The agreement was subsequently amended to extend its expiry date to December 31, 2005 from June 30, 2004 (see note 17).

The EDC Support Facility provides for up to $750 in support including $300 of committed revolving support for performance bonds or similar instruments, of which $123 was utilized as at June 30, 2003. The remainder is uncommitted support for performance bonds, receivables sales and/or securitizations, of which $65 was utilized as at June 30, 2003. For additional information, see Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2002 and Nortel Networks Current Reports on Form 8-K filed on February 14, 2003 and July 10, 2003 with the SEC.

On February 14, 2003, NNL’s obligations under the EDC Support Facility became secured on an equal and ratable basis under the existing security agreements entered into by NNL and various of its subsidiaries that pledge substantially all of the assets of NNL in favor of the banks under the NNL and Nortel Networks Inc. (“NNI”) $750 April 2000 five year credit facilities and the holders of Nortel Networks public debt securities. This security became effective in favor of the banks and the public debt holders on April 4, 2002 (see note 18).

8.	Financial instruments and hedging activities

During the three months ended March 31, 2003, various cross currency coupon swaps (notional amount of Canadian $350) were terminated. There was no impact to net earnings (loss) on termination as these instruments were not designated as hedges and changes in fair value were previously accounted for in the statements of operations.

9.	Guarantees

Nortel Networks has estimated the fair value relating to certain guarantees issued or modified after December 31, 2002. The estimation resulted in an immaterial accrual for the six months ended June 30, 2003. Unless specified below, Nortel Networks is unable to make a reasonable estimate of the maximum amount that could be payable under certain of its guarantee arrangements since maximum amounts are generally not specified in the applicable contracts and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. A description of Nortel Networks guarantees as at June 30, 2003 is provided below.

(a)	Business sale and business combination agreements

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

In the past, Nortel Networks has also entered into guarantees related to the escrow of shares in business combinations. These types of agreements generally include indemnities that require Nortel Networks to indemnify counterparties for loss incurred from litigation that may be suffered by counterparties arising under such agreements. These types of indemnities apply over a specified period of time from the date of the business combination and do not provide for any limit on the maximum potential amount.

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

Nortel Networks has entered into agreements with its lessors that guarantee the lease payments of certain sub-lessees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel Networks vacated prior to the end of the term of its lease. These lease agreements require Nortel Networks to make lease payments throughout the lease term if the sub-lessee fails to make scheduled payments. These lease agreements have expiration dates through June 2012. The maximum amount that Nortel Networks may be required to pay under these types of agreements is $34 as at June 30, 2003.

Nortel Networks has also entered into an agreement to indemnify a certain lessor against certain additional costs, including financing costs, costs incurred relating to construction problems with the building and costs incurred if the transaction becomes invalid, through the term of a lease which expires in May 2013. The maximum indemnification amount that Nortel Networks may be required to pay under this lease agreement is $90 as at June 30, 2003.

(d)	Third party debt agreements

Nortel Networks has guaranteed the debt of certain customers. These third party debt agreements require Nortel Networks to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. These third party debt agreements have expiration dates extending to May 2012. The maximum amount that Nortel Networks may be required to pay under these types of debt agreements is $8 and has been provisioned.

(e)	Indemnification of banks and agents under credit facilities, EDC Support Facility and security agreements

Nortel Networks has agreed to indemnify the banks and agents under its credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs and from any legal action brought against the banks or agents related to the use of loan proceeds. Nortel Networks has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Nortel Networks has also agreed to indemnify the collateral agent under the security agreements against any legal action brought against the collateral agent in connection with the collateral pledged under the security agreements. These indemnifications generally extend for the term of the credit and support facilities, or for as long as the security agreements remain in effect, and do not provide for any limit on the maximum potential liability.

Nortel Networks has agreed to indemnify its counterparties in receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel Networks to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, costs incurred by the counterparties as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction or the repurchase of the receivables if the particular transaction becomes invalid. The indemnification provisions normally expire upon collection of the receivable amount by the counterparty. As at June 30, 2003, Nortel Networks had approximately $290 of securitized receivables which were subject to repurchase if the securitization transaction becomes invalid.

(f)	Other indemnification agreements

Nortel Networks has also entered into other agreements that provide indemnifications to counterparties in certain transactions including investment banking agreements, guarantees related to the administration of capital trust accounts, guarantees related to the administration of employee benefit plans, indentures for its outstanding public debt and sales of assets (other than the business sale agreements noted above). These indemnification agreements generally require Nortel Networks to indemnify the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations and/or as a result of losses from litigation that may be suffered by the counterparties arising from the transactions. These types of indemnification agreements normally extend over an unspecified period of time from the date of the transaction and do not provide for any limit on the maximum potential amount.

Product warranties

As part of the normal sale of product, Nortel Networks has provided its customers with product warranties that extend for periods generally ranging from one to five years from the date of sale. A liability for the expected cost of warranty-related claims is established when products are sold and the related revenue is recognized. In estimating the warranty liability, historical material replacement costs and associated labor to correct the product failure are considered. Revisions are made when actual experience differs materially from historical experience. Known product defects were not included in the warranty reconciliation below and were included as an element within other accrued liabilities — product related. The following summarizes the accrual of product warranties that was recorded as part of other accrued liabilities in the accompanying consolidated balance sheets as at June 30, 2003:

Balance as at December 31, 2002	$240

Payments	(45)

Warranties issued	51

Other changes	(9)

Balance as at June 30, 2003	$237

10.	Commitments

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

	June 30,	December 31,
	2003	2002

Bid and performance related bonds(a)	$341	$400

Other bonds(b)	38	35

Total bid, performance related and other bonds	$379	$435

(a)	Net of restricted cash and cash equivalent amounts of $63 and $195 as at June 30, 2003 and December 31, 2002, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $29 and $19 as at June 30, 2003 and December 31, 2002, respectively.

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

	June 30,	December 31,
	2003	2002

Drawn and outstanding — gross(a)	$455	$1,091

Provisions for doubtful accounts(a)	(359)	(799)

Drawn and outstanding — net(a)	96	292

Undrawn commitments (see note 17)	667	801

Total customer financing	$763	$1,093

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable and other assets, respectively, in the consolidated balance sheets.

During the three months ended June 30, 2003, Nortel Networks entered into certain agreements to either sell or restructure various customer financing and related receivables. As a result of these transactions, Nortel Networks received cash consideration of approximately $199 to settle outstanding receivables of approximately $503 (carrying value approximately $111). Additional non-cash consideration received under one such restructuring agreement included a five year equipment and services supply agreement and the mutual release of all other claims between the parties.

During the three months ended June 30, 2003, Nortel Networks recorded net customer financing bad debt recoveries of $51 primarily as a result of the favorable settlements described above and adjustments to other existing provisions. The $51 recovery was included in the consolidated statements of operations within selling, general and administrative expense.

11.	Restricted cash and cash equivalents

As at June 30, 2003 and December 31, 2002, approximately $115 and $249, respectively, of cash and cash equivalents was restricted as collateral for certain bid, performance related and other bonds. In addition to the payment of fees, cash and cash equivalent collateral was also required in connection with obtaining new bid, performance related and other bonds as a result of the general economic and industry environment and NNL’s current credit ratings.

12.	Capital stock

Common shares and prepaid forward purchase contracts

Nortel Networks is authorized to issue an unlimited number of common shares without nominal or par value. For the six months ended June 30, 2003, the outstanding number of common shares included in shareholders’ equity consisted of:

	June 30, 2003

	Number
(Number of common shares in thousands)	of shares	$

Common shares:

Balance at beginning of period	3,850,284	$33,587

Shares issued pursuant to:

Stock option plans	831	26

Acquisition and acquisition related(a)	(220)	(9)

Prepaid forward purchase contracts(b)	94,376	122

Balance at end of period	3,945,271	$33,726

(Number of prepaid forward purchase contracts)

Prepaid forward purchase contracts: (c)

Balance at beginning of period	28,722	$622

Settlement of prepaid forward purchase contracts(b)	(5,589)	(122)

Balance at end of period	23,133	$500

(a)	Common shares issued as part of the purchase price consideration. During the six months ended June 30, 2003, common shares were cancelled as earn out provisions were forfeited pursuant to their applicable agreements.
(b)	During the six months ended June 30, 2003, 94,376 common shares were issued as a result of the early settlement of 5,589 prepaid forward purchase contracts.
(c)	Included in additional paid-in capital in the consolidated balance sheets.

At the Nortel Networks annual and special shareholders’ meeting on April 24, 2003, shareholders gave authority to the Nortel Networks Board of Directors to implement a consolidation of Nortel Networks outstanding common shares, also known as a reverse stock split. As a result, the Board of Directors has the authority in its sole discretion to implement a consolidation of Nortel Networks common shares at any time, if at all, prior to April 15, 2004. If a share consolidation is determined to be in the best interests of Nortel Networks and its shareholders, the Board of Directors will select a consolidation ratio within the range of one post-consolidation common share for every five pre-consolidation common shares to one post-consolidation common share for every ten pre-consolidation common shares.

Shareholder rights plan

At the Nortel Networks annual and special shareholders’ meeting on April 24, 2003, shareholders approved the reconfirmation and amendment of Nortel Networks shareholder rights plan, which will expire at the annual meeting of shareholders to be held in 2006 unless it is reconfirmed at that time. Under the rights plan, Nortel Networks issues one right for each Nortel Networks common share outstanding. These rights become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid. For additional information, see “Shareholder rights plan” in note 14 of Nortel Networks financial statements in Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC and the Nortel Networks Registration Statement on Form 8-A/A filed with the SEC on April 25, 2003.

13.	Earnings (loss) per common share

The following table details the weighted average number of Nortel Networks common shares outstanding for the following periods:

	Three months ended June 30,		Six months ended June 30,
(Number of common shares in millions)	2003(a)	2002(a)	2003(a)	2002(a)

Basic weighted average shares outstanding:

Issued and outstanding	3,871	3,339	3,858	3,272

Minimum shares to be issued as deferred consideration	11	11	11	11

Prepaid forward purchase contracts(b)	455	101	468	51

Other	(1)	(1)	(1)	(1)

Basic weighted average shares outstanding	4,336	3,450	4,336	3,333

Weighted average shares dilution adjustments:

Dilutive stock options(c)	11	2	4	3

4.25 percent convertible senior notes	180	180	180	180

Prepaid forward purchase contracts	–	17	–	9

Diluted weighted average shares outstanding	4,527	3,649	4,520	3,525

(a)	As a result of the net loss from continuing operations for the three months and six months ended June 30, 2003 and the three months and six months ended June 30, 2002, diluted earnings per share was calculated using the basic weighted average shares outstanding because to do otherwise would have been anti-dilutive.
(b)	The basic weighted average number of Nortel Networks common shares outstanding included the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts of 391 and 485 as at June 30, 2003 and 2002, respectively. The impact of the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted basis, was 455 and 468 for the three months and six months ended June 30, 2003, respectively, and 101 and 51 for the three months and six months ended June 30, 2002, respectively.
(c)	Dilutive and anti-dilutive stock options were determined by using the average Nortel Networks common share price for the period. For the three months and six months ended June 30, 2003, the average share price used was $2.77 per share and $2.51 per share, respectively. For the three months and six months ended June 30, 2002, the average share price used was $2.76 per share and $4.45 per share, respectively.

14.	Comprehensive income (loss)

The following are the components of comprehensive income (loss), net of tax, for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net earnings (loss)	$(14)	$(697)	$40	$(1,538)

Other comprehensive income (loss) adjustments:

Change in foreign currency translation adjustment(a)	195	150	285	77

Unrealized gain (loss) on investments — net(b)	48	(19)	58	(3)

Unrealized derivative gain on cash flow hedges — net(c)	10	14	21	15

Comprehensive income (loss)	$239	$(552)	$404	$(1,449)

(a)	The changes in the foreign currency translation adjustments were not adjusted for income taxes since they related to indefinite term investments in non-United States subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel Networks are measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of $(5) and nil for the three months and six months ended June 30, 2003, respectively, and net of tax of $13 and $3 for the three months and six months ended June 30, 2002, respectively.
(c)	During the three months and six months ended June 30, 2003, $9 and $10 of net derivative gains were reclassified to net earnings (loss), respectively. During the three months and six months ended June 30, 2002, $(6) and $(10), respectively, of net derivative losses were reclassified to net earnings (loss). Nortel Networks estimates that $19 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net earnings (loss) within the next 12 months.

15.	Discontinued operations

During the six months ended June 30, 2003, Nortel Networks substantially completed the wind-down of its access solutions operations. The initial disposal strategy or intent to exit the business was approved by the Nortel Networks Board of Directors on June 14, 2001. The continued deterioration in industry and market conditions delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who were also affected by industry conditions, took longer than expected. Although disposal activities continued beyond a one-year period, Nortel Networks has continued to present the access solutions operations as discontinued operations in the accompanying unaudited consolidated financial statements.

The following unaudited consolidated financial results for discontinued operations are presented for the three months and six months ended June 30, 2003 and 2002 for the consolidated statements of operations, as at June 30, 2003 and December 31, 2002 for the consolidated balance sheets, and for the six months ended June 30, 2003 and 2002 for the consolidated statements of cash flows:

Consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues	$4	$70	$7	$138

Net earnings from discontinued operations — net of tax(a)	$–	$–	$190	$–

(a)	Net earnings from discontinued operations were net of applicable income tax of nil and $19 for the three months and six months ended June 30, 2003, respectively, and net of applicable income tax of nil for the three months and six months ended June 30, 2002.

Consolidated balance sheets:

	June 30,	December 31,
	2003	2002

Accounts receivable — net(a)	$–	$20

Inventories — net	4	–

Deferred income taxes	62	158

Other current assets	–	45

Total current assets of discontinued operations(b)	66	$223

Other long-term assets(a)(b)	75	49

Total assets of discontinued operations	$141	$272

Current liabilities(b)(c)	$84	$83

Long-term liabilities(b)	2	2

Total liabilities of discontinued operations	$86	$85

(a)	Included customer financing receivables of nil (net of provisions of $96) and $66 (net of provisions of $507) as at June 30, 2003 and December 31, 2002, respectively.
(b)	Current assets, other long-term assets, current liabilities and long-term liabilities of discontinued operations were included in other current assets, other assets, other accrued liabilities and other liabilities, respectively, of the consolidated balance sheets.
(c)	Included accruals of $78 and $81 as at June 30, 2003 and December 31, 2002, respectively, related to the future contractual obligations and estimated liabilities during the planned period of disposition.

Consolidated statements of cash flows:

	Six months ended June 30,
	2003	2002

Cash flows from discontinued operations

Operating activities	$32	$209

Investing activities	241	80

Net cash from discontinued operations	$273	$289

Six months ended June 30, 2003

On March 24, 2003, Nortel Networks sold 8 million common shares of Arris Group Inc. (“Arris”) to Arris for cash consideration of $28 pursuant to a March 11, 2003 agreement. This resulted in a gain of $12. Upon completion of this transaction, Nortel Networks owned 14 million Arris common shares or 18.8 percent of the Arris outstanding common shares. Nortel Networks has classified its remaining ownership interest in Arris as an available-for-sale investment. In addition, on March 18, 2003, Nortel Networks assigned its membership interest in Arris Interactive LLC to ANTEC Corporation, an Arris company, for cash consideration of $89. This resulted in a gain for the full amount.

On March 20, 2003, Nortel Networks entered into an agreement with a customer to restructure approximately $465 of trade and customer financing receivables owed to Nortel Networks, the majority of which was previously provisioned. As a result of the restructuring agreement, Nortel Networks received consideration including cash of $125, notes receivable and an ownership interest which have been fully provided for and the mutual release of all other claims between the parties. A gain of $95 was recorded as a result of the transaction. In addition to the restructuring agreement, a five year equipment and services supply agreement was entered into requiring customer payment terms of either cash in advance or guarantee by letters of credit in favor of Nortel Networks.

16.	Contingencies

Subsequent to the February 15, 2001 announcement in which Nortel Networks provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel Networks and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey and the provinces of Ontario, Quebec and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities. On May 11, 2001, Nortel Networks filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, Nortel Networks filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum. The motion has been adjourned at the plaintiffs’ request to a future date to be set by the parties.

A class action lawsuit against Nortel Networks was also filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation, (“JDS”) between January 18, 2001 and February 15, 2001, alleging violations of the same United States federal securities laws as the above-noted lawsuits.

On April 1, 2002, Nortel Networks filed a motion to dismiss both the above consolidated United States shareholder class action and the above JDS shareholder class action complaints on the grounds that they failed to state a cause of action under United States federal securities laws. With respect to the JDS shareholder class action complaint, Nortel Networks also moved to dismiss on the separate basis that JDS shareholders lacked standing to sue Nortel Networks. On January 3, 2003, the District Court granted the motion to dismiss the JDS shareholder class action complaint and denied the motion to dismiss the consolidated United States class action complaint. Plaintiffs are appealing the dismissal of the JDS shareholder class action complaint. With respect to the consolidated United States shareholder class action, the plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003 and the District Court has scheduled oral arguments on class certification for September 3, 2003.

On July 17, 2002, a new purported class action lawsuit (the “Ontario Claim”) was filed in the Ontario Superior Court of Justice, Commercial List, naming Nortel Networks, certain of its current and former officers and directors and its auditor as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the consolidated amended complaint filed in the United States District Court described above. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel Networks securities (including options on Nortel Networks securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Canadian $5,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action.

A purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks common shares, under the Employee Retirement Income Security Act for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks common shares, during the period of March 7, 2000 through December 21, 2000. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the United States District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the United States District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the Middle District of Tennessee.

On March 4, 1997, Bay Networks, Inc. (“Bay Networks”), a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the “Federal Court”) and the California Superior Court, County of Santa Clara (the “California Court”), against Bay Networks and ten of Bay Networks’ then current and former officers and directors purportedly on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint. On August 1, 2001, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ appeal of that decision. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On March 11, 2002, the California Court granted the defendants’ motion to strike the class allegations. The plaintiffs were permitted to proceed on their individual claims. The intervenor-plaintiffs are appealing the dismissal of their class allegations. On July 25, 2003, the California Court of Appeal reversed the trial court’s dismissal of the intervenor-plaintiffs’ class allegations. The defendants intend to appeal this decision to the California Supreme Court.

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

17.	Subsequent events

On August 10, 2003, Nortel Networks essentially finalized the realignment of Optical Networks with the sale of certain assets related to its high speed module business to BreconRidge Manufacturing Solutions Corporation. This transaction is not expected to have a material impact on Nortel Networks business, results of operations and financial condition.

On July 22, 2003, Nortel Networks renegotiated an agreement with a certain customer and reduced undrawn customer financing commitments by approximately $509, leaving approximately $158 in aggregate undrawn commitments.

On July 10, 2003, Nortel Networks and EDC amended the terms of the EDC Support Facility by extending the termination date of the facility to December 31, 2005 from June 30, 2004. All other material terms of the EDC Support Facility remained unchanged.

On October 19, 2002, Nortel Networks, through various subsidiaries, entered into a number of put option and call option agreements as well as a share exchange agreement with European Aeronautic Defence and Space Company EADS N.V. (“EADS”), its partner in three European joint ventures. On July 1, 2003, EADS exercised its put option to sell its minority interest of 45 percent in Nortel Networks France S.A.S. to Nortel Networks. On July 18, 2003, Nortel Networks exercised its call option and share exchange rights to acquire the minority interest of EADS of 42 percent in Nortel Networks Germany GmbH & Co. KG and dispose of Nortel Networks equity interest of 41 percent in EADS Telecom S.A.S. (formerly EADS Defence and Security Networks S.A.S.). The closing of the transactions is subject to final regulatory approval and involves net consideration payable by Nortel Networks of approximately $130 (consisting of approximately $48 in cash and an in-kind component of approximately $82, representing the return of a loan note currently owed to Nortel Networks by EADS Telecom S.A.S., an affiliate of EADS). The net consideration is payable by Nortel Networks in euro and the approximation of net consideration is subject to fluctuations between the euro and United States dollar. The acquisitions will be accounted for using the purchase method of accounting. These transactions are expected to close in the three months ending September 30, 2003.

18.	Supplemental consolidating financial information

As a result of NNL’s current credit ratings, various liens, pledges and guarantees are effective under certain credit, support and security agreements entered into by NNL and various of its subsidiaries.

The security agreements were originally entered into in connection with the $1,510 December 2001 364-day credit facilities (which expired on December 13, 2002). The security became effective April 4, 2002 following Moody’s Investors Services Inc. (“Moody’s”) downgrade of NNL’s senior long-term debt rating to below investment grade, in respect of the then existing credit facilities including the available $750 April 2000 five year credit facilities.

Consequently on April 4, 2002, and in accordance with the negative pledge covenants in the indentures for all Nortel Networks outstanding public debt securities, all such public debt securities became, under the terms of the security agreements, secured equally and ratably with the obligations under NNL’s and NNI’s then existing credit facilities.

NNL’s obligations under the EDC Support Facility became secured on an equal and ratable basis under the security agreements on February 14, 2003. As at June 30, 2003, the security agreements pledge substantially all of the assets of NNL in favor of the banks under the $750 April 2000 five year credit facilities, EDC and the holders of Nortel Networks outstanding public debt securities, which debt securities represent substantially all of Nortel Networks consolidated long term debt.

The security provided under the security agreements is comprised of pledges of substantially all of the assets of NNL and those of most of its United States and Canadian subsidiaries and pledges of shares in certain of NNL’s other subsidiaries. In addition, certain of NNL’s wholly owned subsidiaries have guaranteed NNL’s obligations under the credit and support facilities and outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represent either wholly owned subsidiaries of NNL whose shares have been pledged, or are the remaining subsidiaries of NNL which are not providing liens, pledges or guarantees.

If NNL’s senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security and guarantees will be released in full in respect of the banks, EDC, the public debt holders and any other parties secured under the security agreements at that time. If both the $750 April 2000 five year credit facilities and the EDC Support Facility are terminated, or expire, the security and guarantees will also be released in full in respect of the banks, EDC, the public debt holders and any other parties secured under the security agreements at that time. NNL may provide EDC with cash collateral in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under the EDC Support Facility (or any other alternative collateral acceptable to EDC) in lieu of the security provided under the security agreements (see note 7).

The following supplemental consolidating financial data illustrates, in separate columns, the composition of Nortel Networks Corporation, NNL, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total as at June 30, 2003 and December 31, 2002 and for the three months and six months ended June 30, 2003 and 2002.

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

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$760	$1,567	$715	$(716)	$2,326

Cost of revenues	–	466	1,096	464	(716)	1,310

Gross profit	–	294	471	251	–	1,016

Selling, general and administrative expense	–	81	294	41	–	416

Research and development expense	–	201	207	71	–	479

Amortization of acquired technology	–	–	–	33	–	33

Deferred stock option compensation	–	–	–	17	–	17

Special charges	–	(14)	31	(12)	–	5

(Gain) loss on sale of businesses	–	–	–	–	–	–

Operating earnings (loss)	–	26	(61)	101	–	66

Other income (expense) — net	–	28	84	(106)	–	6

Interest expense

Long-term debt	(21)	(17)	–	(6)	–	(44)

Other	–	–	(13)	11	–	(2)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(21)	37	10	–	–	26

Income tax benefit (provision)	–	2	13	(8)	–	7

	(21)	39	23	(8)	–	33

Minority interests — net of tax	–	–	–	(20)	(7)	(27)

Equity in net earnings (loss) of associated companies — net of tax	7	18	189	4	(238)	(20)

Net earnings (loss) from continuing operations	(14)	57	212	(24)	(245)	(14)

Net earnings from discontinued operations — net of tax	–	–	–	–	–	–

Net earnings (loss)	$(14)	$57	$212	$(24)	$(245)	$(14)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$848	$2,153	$660	$(888)	$2,773

Cost of revenues	–	769	1,396	538	(888)	1,815

Gross profit	–	79	757	122	–	958

Selling, general and administrative expense	–	101	499	167	–	767

Research and development expense	–	241	248	90	–	579

Amortization of acquired technology	–	–	6	35	–	41

Deferred stock option compensation	–	–	–	21	–	21

Special charges	–	185	108	110	–	403

(Gain) loss on sale of businesses	–	–	–	–	–	–

Operating earnings (loss)	–	(448)	(104)	(301)	–	(853)

Other income (expense) — net	–	34	(35)	(8)	–	(9)

Interest expense

Long-term debt	(21)	(27)	–	(7)	–	(55)

Other	–	(3)	(4)	(2)	–	(9)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(21)	(444)	(143)	(318)	–	(926)

Income tax benefit (provision)	2	230	(16)	13	–	229

	(19)	(214)	(159)	(305)	–	(697)

Minority interests — net of tax	–	–	–	15	(5)	10

Equity in net earnings (loss) of associated companies — net of tax	(678)	(355)	(134)	(7)	1,164	(10)

Net earnings (loss) from continuing operations	(697)	(569)	(293)	(297)	1,159	(697)

Net earnings from discontinued operations — net of tax	–	–	–	–	–	–

Net earnings (loss)	$(697)	$(569)	$(293)	$(297)	$1,159	$(697)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$1,640	$3,279	$1,394	$(1,588)	$4,725

Cost of revenues	–	906	2,447	915	(1,588)	2,680

Gross profit	–	734	832	479	–	2,045

Selling, general and administrative expense	–	215	591	97	–	903

Research and development expense	–	400	441	127	–	968

Amortization of acquired technology	–	–	–	66	–	66

Deferred stock option compensation	–	–	–	32	–	32

Special charges	–	21	109	9	–	139

(Gain) loss on sale of businesses	–	(2)	2	–	–	–

Operating earnings (loss)	–	100	(311)	148	–	(63)

Other income (expense) — net	–	74	66	(86)	–	54

Interest expense

Long-term debt	(42)	(34)	–	(13)	–	(89)

Other	–	(2)	(27)	20	–	(9)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(42)	138	(272)	69	–	(107)

Income tax benefit (provision)	–	144	(284)	149	–	9

	(42)	282	(556)	218	–	(98)

Minority interests — net of tax	–	–	–	(13)	(12)	(25)

Equity in net earnings (loss) of associated companies — net of tax	(108)	(292)	579	9	(215)	(27)

Net earnings (loss) from continuing operations	(150)	(10)	23	214	(227)	(150)

Net earnings from discontinued operations — net of tax	190	164	107	26	(297)	190

Net earnings (loss)	$40	$154	$130	$240	$(524)	$40

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$1,604	$4,191	$1,458	$(1,568)	$5,685

Cost of revenues	–	1,462	2,935	1,140	(1,568)	3,969

Gross profit	–	142	1,256	318	–	1,716

Selling, general and administrative expense	–	235	1,042	234	–	1,511

Research and development expense	–	438	551	185	–	1,174

Amortization of acquired technology	–	–	11	73	–	84

Deferred stock option compensation	–	–	–	46	–	46

Special charges	–	263	334	293	–	890

(Gain) loss on sale of businesses	–	(1)	(3)	(10)	–	(14)

Operating earnings (loss)	–	(793)	(679)	(503)	–	(1,975)

Other income (expense) — net	(7)	34	(57)	2	–	(28)

Interest expense

Long-term debt	(43)	(56)	–	(14)	–	(113)

Other	–	(3)	(16)	(2)	–	(21)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(50)	(818)	(752)	(517)	–	(2,137)

Income tax benefit (provision)	7	351	135	110	–	603

	(43)	(467)	(617)	(407)	–	(1,534)

Minority interest — net of tax	–	–	–	20	(10)	10

Equity in net earnings (loss) of associated companies — net of tax	(1,495)	(887)	(248)	(7)	2,623	(14)

Net earnings (loss) from continuing operations	(1,538)	(1,354)	(865)	(394)	2,613	(1,538)

Net earnings from discontinued operations — net of tax	–	–	–	–	–	–

Net earnings (loss)	$(1,538)	$(1,354)	$(865)	$(394)	$2,613	$(1,538)

Supplemental Consolidating Balance Sheets as at June 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$74	$27	$3,284	$805	$–	$4,190

Restricted cash and cash equivalents	–	20	57	38	–	115

Accounts receivable — net	–	283	1,029	403	–	1,715

Intercompany/related party accounts receivable	–	4,808	798	916	(6,520)	2

Inventories — net	–	420	243	167	–	830

Income taxes recoverable	–	8	21	28	–	57

Deferred income taxes — net	6	130	267	(3)	–	400

Other current assets	–	72	254	113	–	439

Total current assets	80	5,768	5,953	2,467	(6,520)	7,748

Investments	4,217	630	(7,322)	133	2,551	209

Plant and equipment — net	–	449	654	277	–	1,380

Goodwill	–	–	1,956	246	–	2,202

Intangible assets — net	–	–	–	33	–	33

Deferred income taxes — net	15	1,664	1,653	268	–	3,600

Other assets	38	341	(198)	1,523	(1,035)	669

Total assets	$4,350	$8,852	$2,696	$4,947	$(5,004)	$15,841

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$–	$2	$3	$43	$–	$48

Trade and other accounts payable	1	298	467	36	–	802

Intercompany/related party accounts payable	39	84	2,210	4,187	(6,520)	–

Payroll and benefit-related liabilities	–	41	467	127	–	635

Contractual liabilities	–	66	829	460	–	1,355

Restructuring	–	195	274	168	–	637

Other accrued liabilities	27	616	1,598	319	–	2,560

Long-term debt due within one year	–	174	7	3	–	184

Total current liabilities	67	1,476	5,855	5,343	(6,520)	6,221

Long-term debt	1,800	1,567	3	324	–	3,694

Deferred income taxes — net	84	267	109	28	–	488

Other liabilities	–	881	1,778	792	(1,035)	2,416

	1,951	4,191	7,745	6,487	(7,555)	12,819

Minority interests in subsidiary companies	–	–	–	86	537	623

SHAREHOLDERS’ EQUITY

Preferred shares	–	536	342	47	(925)	–

Common shares	33,726	1,211	5,979	1,059	(8,249)	33,726

Additional paid-in capital	3,587	22,003	1,510	19,775	(43,288)	3,587

Deferred stock option compensation	(53)	–	–	(62)	62	(53)

Accumulated deficit	(33,696)	(17,951)	(13,666)	(22,360)	53,977	(33,696)

Accumulated other comprehensive income (loss)	(1,165)	(1,138)	786	(85)	437	(1,165)

Total shareholders’ equity	2,399	4,661	(5,049)	(1,626)	2,014	2,399

Total liabilities and shareholders’ equity	$4,350	$8,852	$2,696	$4,947	$(5,004)	$15,841

Supplemental Consolidating Balance Sheets as at December 31, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$35	$251	$2,452	$1,123	$–	$3,861

Restricted cash and cash equivalents	–	6	176	67	–	249

Accounts receivable — net	–	316	1,189	403	–	1,908

Intercompany/related party accounts receivable	–	4,200	976	724	(5,898)	2

Inventories — net	–	515	211	163	–	889

Income taxes recoverable	–	3	46	9	–	58

Deferred income taxes — net	12	178	615	(14)	–	791

Other current assets	–	182	427	109	–	718

Total current assets	47	5,651	6,092	2,584	(5,898)	8,476

Investments	4,026	707	(7,679)	118	3,074	246

Plant and equipment — net	–	399	741	304	–	1,444

Goodwill	–	–	1,956	245	–	2,201

Intangible assets — net	–	–	–	98	–	98

Deferred income taxes — net	(27)	1,143	1,582	25	–	2,723

Other assets	36	472	1,271	551	(1,547)	783

Total assets	$4,082	$8,372	$3,963	$3,925	$(4,371)	$15,971

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$–	$2	$3	$95	$–	$100

Trade and other accounts payable	1	400	429	72	–	902

Intercompany/related party accounts payable	287	–	3,336	2,275	(5,898)	–

Payroll and benefit-related liabilities	–	32	397	92	–	521

Contractual liabilities	–	107	932	508	–	1,547

Restructuring	–	183	415	187	–	785

Other accrued liabilities	40	641	1,768	445	–	2,894

Long-term debt due within one year	–	174	8	51	–	233

Total current liabilities	328	1,539	7,288	3,725	(5,898)	6,982

Long-term debt	1,800	1,603	3	313	–	3,719

Deferred income taxes — net	(6)	263	95	(8)	–	344

Other liabilities	–	815	1,761	1,323	(1,547)	2,352

	2,122	4,220	9,147	5,353	(7,445)	13,397

Minority interests in subsidiary companies	–	–	–	78	536	614

SHAREHOLDERS’ EQUITY

Preferred shares	–	536	342	46	(924)	–

Common shares	33,587	1,211	6,061	1,744	(9,016)	33,587

Additional paid-in capital	3,734	21,991	1,551	19,993	(43,535)	3,734

Deferred stock option compensation	(96)	–	–	(105)	105	(96)

Accumulated deficit	(33,736)	(18,093)	(13,753)	(23,044)	54,890	(33,736)

Accumulated other comprehensive income (loss)	(1,529)	(1,493)	615	(140)	1,018	(1,529)

Total shareholders’ equity	1,960	4,152	(5,184)	(1,506)	2,538	1,960

Total liabilities and shareholders’ equity	$4,082	$8,372	$3,963	$3,925	$(4,371)	$15,971

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net earnings (loss) from continuing operations	$(150)	$(10)	$23	$214	$(227)	$(150)

Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	–	44	121	114	–	279

Non-cash portion of special charges and related asset write downs	–	(14)	(4)	(8)	–	(26)

Equity in net loss of associated companies	108	292	(579)	(9)	215	27

Current and deferred stock option compensation	–	2	8	34	–	44

Deferred income taxes	–	–	–	(6)	–	(6)

Other liabilities	–	45	20	–	–	65

Gain on repurchases of outstanding debt securities	–	(4)	–	–	–	(4)

(Gain) loss on sale of investments and businesses	–	–	42	–	–	42

Other — net	456	149	(158)	(525)	–	(78)

Change in operating assets and liabilities:

Accounts receivable	8	403	(102)	(123)	–	186

Inventories	–	90	(15)	42	–	117

Income taxes	–	–	(10)	15	–	5

Restructuring	–	(81)	(206)	(56)	–	(343)

Accounts payable and accrued liabilities	(16)	(98)	(121)	(100)	–	(335)

Other operating assets and liabilities	–	(313)	148	133	–	(32)

Intercompany/related party activity	(368)	(955)	1,317	6	–	–

Net cash from (used in) operating activities	38	(450)	484	(269)	(12)	(209)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	–	(15)	(28)	(13)	–	(56)

Proceeds on disposals of plant and equipment	–	6	12	3	–	21

Decrease (increase) in restricted cash and cash equivalents	–	(12)	131	25	–	144

Increase in long-term receivables	–	–	(10)	(1)	–	(11)

Decrease in long-term receivables	–	195	2	–	–	197

Acquisitions of investments and businesses — net of cash acquired	–	–	(2)	–	–	(2)

Proceeds on sale of investments and businesses	–	1	7	–	–	8

Investments in subsidiaries	–	–	–	–	–	–

Net cash from (used in) investing activities	–	175	112	14	–	301

Cash flows from (used in) financing activities

Dividends on preferred shares	–	(12)	–	–	12	–

Increase (decrease) in notes payable — net	–	–	–	(18)	–	(18)

Proceeds from long-term debt	–	–	–	–	–	–

Repayments of long-term debt	–	(34)	–	(60)	–	(94)

Decrease in capital leases payable	–	–	(1)	(1)	–	(2)

Net cash from (used in) financing activities	–	(46)	(1)	(79)	12	(114)

Effect of foreign exchange rate changes on cash and cash equivalents	1	1	60	16	–	78

Net cash from (used in) continuing operations	39	(320)	655	(318)	–	56

Net cash from (used in) discontinued operations	–	96	177	–	–	273

Net increase (decrease) in cash and cash equivalents	39	(224)	832	(318)	–	329

Cash and cash equivalents at beginning of period — net	35	251	2,452	1,123	–	3,861

Cash and cash equivalents at end of period — net	$74	$27	$3,284	$805	$–	$4,190

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net loss from continuing operations	$(1,538)	$(1,354)	$(865)	$(394)	$2,613	$(1,538)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	–	47	238	99	–	384

Non-cash portion of special charges and related asset write downs	–	155	101	126	–	382

Equity in net loss of associated companies	1,495	887	248	7	(2,623)	14

Current and deferred stock option compensation	–	–	–	46	–	46

Deferred income taxes	3	(163)	(418)	(36)	–	(614)

Other liabilities	–	(14)	(33)	17	–	(30)

Gain on repurchase of outstanding debt securities	–	–	–	–	–	–

Gain on sale of investments and businesses	–	(10)	(5)	(11)	–	(26)

Other — net	–	25	153	28	–	206

Change in operating assets and liabilities:

Accounts receivable	–	(65)	606	3	–	544

Inventories	–	68	62	(4)	–	126

Income taxes	–	220	1,079	(19)	–	1,280

Restructuring	–	(422)	(114)	(129)	–	(665)

Accounts payable and accrued liabilities	7	224	(448)	127	–	(90)

Other operating assets and liabilities	(12)	(361)	262	(126)	–	(237)

Intercompany/related party activity	49	504	(731)	178	–	–

Net cash from (used in) operating activities	4	(259)	135	(88)	(10)	(218)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	–	(15)	(174)	(19)	–	(208)

Proceeds on disposals of plant and equipment	–	–	76	–	–	76

Increase in long-term receivables	–	64	(152)	(122)	–	(210)

Decrease in long-term receivables	–	18	83	4	–	105

Acquisitions of investments and businesses — net of cash acquired	–	(3)	(22)	–	–	(25)

Proceeds on sale of investments and businesses	–	20	18	35	–	73

Investments in subsidiaries	(800)	–	–	–	800	–

Net cash from (used in) investing activities	(800)	84	(171)	(102)	800	(189)

Cash flows from (used in) financing activities

Dividends on preferred shares	–	(10)	–	–	10	–

Increase (decrease) in notes payable — net	–	–	1	(78)	–	(77)

Proceeds from long-term debt	–	–	–	31	–	31

Repayments of long-term debt	–	–	(3)	(3)	–	(6)

Decrease in capital leases payable	–	(1)	(3)	(1)	–	(5)

Issuance of common shares	862	800	–	–	(800)	862

Issuance of prepaid forward purchase contracts	623	–	–	–	–	623

Net cash from (used in) financing activities	1,485	789	(5)	(51)	(790)	1,428

Effect of foreign exchange rate changes on cash and cash equivalents	–	8	28	10	–	46

Net cash from (used in) continuing operations	689	622	(13)	(231)	–	1,067

Net cash used in discontinued operations	–	100	187	2	–	289

Net increase (decrease) in cash and cash equivalents	689	722	174	(229)	–	1,356

Cash and cash equivalents at beginning of period — net	18	(41)	2,340	1,196	–	3,513

Cash and cash equivalents at end of period — net	$707	$681	$2,514	$967	$–	$4,869

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

Where we say “we”, “us”, “our” or “Nortel Networks”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable. Where we refer to the “industry”, we mean the telecommunications industry.

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

Our operations are organized into four reportable segments: Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks.

Nortel Networks Corporation’s common shares are publicly traded on the New York and Toronto stock exchanges under the symbol “NT”. Nortel Networks Limited is our principal direct operating subsidiary. Nortel Networks Corporation holds all of Nortel Networks Limited’s outstanding common shares but none of its outstanding preferred shares.

Recent developments

Asset and liability review and analysis

In light of a period of unprecedented industry adjustment and subsequent restructuring actions, including workforce reductions and asset write-downs, in the second quarter of 2003 we initiated a comprehensive review and analysis of identifiable categories of our assets and liabilities, or the comprehensive review. The amounts under review were recorded when our balance sheet and income statement were much larger. Specifically, what would have been relatively minor amounts in prior periods may be considered to be material to current periods. The comprehensive review is in addition to reviews normally performed by us in connection with the recording of our current period financial results.

The outcome of the comprehensive review may result in the elimination of certain assets and liabilities (including accruals and provisions). As part of the comprehensive review, we are currently assessing the support for certain of our liabilities which were initially recorded, along with corresponding charges to income, in prior periods. These liabilities represented less than 2% of our total liabilities as at June 30, 2003. The outcome of the comprehensive review is currently not expected to have a negative impact on our net assets. Reported results in one or more prior periods may be affected, potentially resulting in the non-material reduction of prior period losses. No amounts relating to the elimination of any such assets and liabilities have been included in our results for the second quarter of 2003. The comprehensive review is ongoing, and we expect to substantially conclude it in the third quarter of 2003.

Customer financing commitments

During the first half of 2003, we reduced undrawn customer financing commitments by $134 reflecting commitment expirations, cancellations and changing customer business plans. As of June 30, 2003, approximately $100 of the $667 in undrawn commitments was not available for funding under the terms of our financing agreements. Subsequent to June 30, 2003, we renegotiated an agreement with a certain customer and reduced our undrawn commitments by approximately $509, leaving approximately $158 in aggregate undrawn commitments.

Ownership adjustment in our French and German operations

On July 18, 2003, we announced that we will realign our business activities in France and Germany. As a result, we will increase our ownership in our core businesses in these countries, consistent with our overall global business strategy. Subject to final regulatory approval, we will acquire the 42% ownership interest in Nortel Networks Germany GmbH & Co. KG and the 45% ownership interest in Nortel Networks France S.A.S., currently held by European Aeronautic Defence and Space Company EADS N.V., or EADS, our partner in three European joint ventures. When completed, these transactions will bring our ownership in each company to 100%. These companies are responsible for the sales and marketing of our products in France and Germany. At the same time, EADS will increase its ownership in EADS Telecom S.A.S. (formerly EADS Defence and Security Networks S.A.S.) from 59% to 100% as a result of acquiring our equity ownership in that company.

For additional information, see “Joint ventures/minority interests”.

EDC support facility

On February 14, 2003, Nortel Networks Limited entered into an agreement with Export Development Canada, or EDC, regarding arrangements to provide for support, on a secured basis, of certain of our performance related obligations arising out of normal course business activities. This facility provides for up to $750 in performance related support for our operations and has reduced our need to utilize restricted cash as collateral for our performance related obligations. Currently, $300 is committed support for performance bonds. On July 10, 2003, we announced an amendment to the EDC support facility which extended the termination date to December 31, 2005 from June 30, 2004. See “Available support facility” for additional information.

Common shares

At our annual and special shareholders’ meeting on April 24, 2003, our shareholders gave authority to our Board of Directors to implement a consolidation of our outstanding common shares, also known as a reverse stock split. As a result, our Board of Directors has the authority in its sole discretion to implement a consolidation of our common shares at any time, if at all, prior to April 15, 2004. If a share consolidation is determined to be in the best interests of Nortel Networks and its shareholders, our Board of Directors will select a consolidation ratio within the range of one post-consolidation common share for every five pre-consolidation common shares to one post-consolidation common share for every ten pre-consolidation common shares.

Shareholder rights plan

At our annual and special shareholders’ meeting on April 24, 2003, our shareholders approved the reconfirmation and amendment of our shareholder rights plan which will expire at the annual meeting of shareholders to be held in 2006 unless it is reconfirmed at that time. Under the rights plan, we issue one right for each Nortel Networks common share outstanding. These rights become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid. For additional information, you should refer to “Shareholder rights plan” in note 14 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, or SEC, on March 10, 2003 and to our Registration Statement on Form 8-A/A filed with the SEC on April 25, 2003.

Discontinued operations

During the first quarter of 2003, we substantially completed the wind-down of our access solutions operations. We closed a number of transactions in the first quarter of 2003 including:

•	the sale of 8 million common shares of Arris Group Inc. for cash consideration of $28 on March 24, 2003 which resulted in a gain of $12 and the assignment of our membership interest in Arris Interactive LLC to ANTEC Corporation, an Arris company, on March 18, 2003 for cash consideration of $89 which resulted in a gain for the full amount; and

•	the restructuring of approximately $465 of trade and customer financing receivables owed to us by a customer, the majority of which was previously provisioned. As a result of the restructuring agreement, we received consideration including cash of $125, notes receivable and an ownership interest which have been fully provided for and the mutual release of all other claims between the parties. The transaction closed on March 20, 2003 and resulted in a gain of $95.

Stock options

We adopted fair value accounting for new grants or modifications of stock options beginning January 1, 2003. As a result, all stock option grants or modifications in 2003 and beyond will be expensed over the stock option vesting period based on their fair value at the date the options are granted or modified. The effect of the adoption of Statement of Financial Accounting Standards, or SFAS, No. 148 was a stock option expense of $7 in the second quarter of 2003 and $12 in the first half of 2003. If we continue to grant options in 2003 at a similar level to 2002, the expected impact on net earnings (loss) per share will be approximately ($0.01) per common share for 2003. For additional information, you should refer to “Significant accounting policies” in note 2(t) of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

Results of operations — continuing operations

Segment revenues

	3 months ended June 30,				6 months ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Wireless Networks	$987	$1,123	$(136)	(12)	$1,940	$2,259	$(319)	(14)

Enterprise Networks	547	636	(89)	(14)	1,160	1,311	(151)	(12)

Wireline Networks	494	588	(94)	(16)	1,056	1,270	(214)	(17)

Optical Networks	298	406	(108)	(27)	568	812	(244)	(30)

Other(a)	–	20	(20)	(100)	1	33	(32)	(97)

Consolidated	$2,326	$2,773	$(447)	(16)	$4,725	$5,685	$(960)	(17)

(a)	“Other” represented miscellaneous business activities and corporate functions.

Geographic revenues

The following table summarizes our geographic revenues based on the location of the customer:

	3 months ended June 30,				6 months ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

United States	$1,138	$1,490	$(352)	(24)	$2,342	$2,896	$(554)	(19)

EMEA(a)	583	632	(49)	(8)	1,224	1,356	(132)	(10)

Canada	138	201	(63)	(31)	268	420	(152)	(36)

Other regions(b)	467	450	17	4	891	1,013	(122)	(12)

Consolidated	$2,326	$2,773	$(447)	(16)	$4,725	$5,685	$(960)	(17)

(a)	The Europe, Middle East and Africa region.
(b)	Included the Asia Pacific and Caribbean and Latin America regions.

Consolidated revenues

Q2 2003 vs. Q2 2002 and first half of 2003 vs. first half of 2002

Our consolidated revenues declined 16% in the second quarter of 2003 compared to the second quarter of 2002 and declined 17% in the first half of 2003 compared to the first half of 2002. These declines were across all segments and were primarily due to the continuing industry adjustment, tightened capital markets and/or capital spending restrictions experienced by our service provider and enterprise customers. Customer spending remained cautious, with many of our customers realigning capital spending with their current levels of revenues and profits in order to maximize their return on invested capital. Also, excess network capacity continued to exist in the industry which has led to continued pricing pressures on the sale of certain of our products. As a result, our customers continued to focus on conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks.

From a geographic perspective, the 16% decline in revenues in the second quarter of 2003 compared to the same period in 2002 was primarily due to a:

•	24% decline in revenues in the United States primarily due to tightened capital markets and/or capital spending restrictions by our service provider and enterprise customers and their focus on capital and cash flow management and a one time shipment to a certain enterprise customer in the second quarter of 2002 which was not repeated in the second quarter of 2003;

•	31% decline in revenues in Canada primarily due to tightened capital markets, capital spending restrictions experienced by our service provider customers and their focus on capital and cash flow management;

•	8% decline in revenues in the Europe, Middle East and Africa region, or EMEA, primarily due a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets and/or customers continuing to focus on maximizing return on invested capital; and

•	22% decline in revenues in the Caribbean and Latin America region, or CALA, primarily due to continued capital spending restrictions by service provider and enterprise customers; partially offset by

•	15% increase in revenues in the Asia Pacific region, or Asia Pacific, primarily due to new contracts with certain customers and continuing network expansions.

From a geographic perspective, the 17% decline in revenues in the first half of 2003 compared to the same period in 2002 was primarily due to a:

•	19% decline in revenues in the United States primarily due to tightened capital markets and/or capital spending restrictions by our service provider and enterprise customers and their focus on capital and cash flow management;

•	36% decline in revenues in Canada primarily due to tightened capital markets, capital spending restrictions experienced by our service provider customers and their focus on capital and cash flow management;

•	10% decline in revenues in EMEA primarily due to tightened capital markets and/or capital spending restrictions by service provider and enterprise customers which were partially offset by increases in revenue related to new Global System for Mobile communications, or GSM, contracts with certain service providers; and

•	30% decline in revenues in CALA primarily due to the completion of a major contract in the first quarter of 2002 and continued capital spending restrictions experienced by our service provider customers.

Q2 2003 vs. Q1 2003

Our consolidated revenues declined $73 from $2,399 in the first quarter of 2003 to $2,326 in the second quarter of 2003. The decline was primarily due to continuing capital spending restrictions experienced by our service provider and enterprise customers. Also contributing to the decline in revenues were some incremental one time shipments on new contracts in the first quarter of 2003 in the United States that were not repeated in the second quarter of 2003.

Geographic revenues for the second quarter of 2003 compared to the first quarter of 2003 decreased 5% in the United States, decreased 9% in EMEA, decreased 23% in CALA, increased 27% in Asia Pacific and increased 6% in Canada.

Remainder of 2003

Given the ongoing economic and geopolitical uncertainty, customers continue to spend cautiously. We expect to see continued restrictions on capital spending by customers due to:

•	our customers realigning their investment levels with their current levels of revenues and returns, and focusing on maximizing their return on invested capital;

•	a longer, more stringent spending approval process by customers when making capital investment decisions;

•	the high debt levels of many service providers;

•	excess network assets;

•	the financial difficulties of certain service providers;

•	a lack of available funding from the capital markets;

•	excess and shared bandwidth capacity; and

•	the compounding impact of economic and geopolitical concerns.

Also, we expect that we will continue to experience pricing pressures on sales of certain of our products as a result of increased competition. Further, customer spending is expected to remain cautious while customers assess the impact of the recent Federal Communications Commission, or FCC, decision regarding unbundled network elements, or UNEs. It is difficult to predict the duration of the current industry adjustment, as growth in industry spending is not expected to occur until the economic and financial concerns and the geopolitical uncertainty have subsided. Market visibility remains limited and we do not expect that our results of operations for any quarter will necessarily be consistent with our historical quarterly profile or indicative of our expected results in future quarters. See “Forward looking statements” for factors that may affect our revenues.

Wireless Networks revenues

The following chart summarizes recent quarterly revenues for Wireless Networks:

Q2 2003 vs. Q2 2002

Wireless Networks revenues declined 12% in the second quarter of 2003 compared to the second quarter of 2002 primarily due to an ongoing focus by wireless service providers on capital and cash flow management and increased competition for customers by wireless service providers. Many customers continued to heavily scrutinize capital expenditure requirements and postponed or reduced their capital spending.

Code Division Multiple Access, or CDMA, revenues declined in the second quarter of 2003 compared to the second quarter of 2002 primarily due to customers, particularly in the United States, continuing to implement capital spending restrictions driven by their continued focus on capital and cash flow management. CDMA revenues also declined substantially in CALA primarily due to many of our customers completing their initial network deployments in 2002 and, as a result, having sufficient capacity to currently meet additional subscriber demand. CDMA revenues in Asia Pacific increased substantially in the second quarter of 2003 compared to the second quarter of 2002 and partially offset the declines in the United States and CALA. This substantial increase was primarily due to new contracts with certain service providers and other customers expanding their existing networks to meet increased subscriber demand.

Time Division Multiple Access, or TDMA, revenues declined substantially in the second quarter of 2003 compared to the second quarter of 2002 primarily due to the continued transition to newer wireless technologies. The substantial decline was primarily due to United States customers continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. TDMA revenues continued to be a smaller portion of Wireless Networks revenues in the second quarter of 2003 compared to the second quarter of 2002.

Overall GSM revenues, which includes General Packet Radio Standard, or GPRS, and Enhanced Data Rates for Global Evolution, or EDGE, declined slightly in the second quarter of 2003 compared to the second quarter of 2002 due to a significant decline in the United States and a substantial decline in Asia Pacific. The significant decrease in revenues in the United States was primarily due to a continued decline in the overall growth rate of GSM technology deployments by wireless service providers as a result of sufficient network capacity. In Asia Pacific, the substantial decline in GSM revenues was primarily due to the completion of network deployments by many of our customers as of the beginning of the first quarter of 2003 and as a result, they have sufficient capacity to currently meet additional subscriber demand. GSM revenues increased substantially in EMEA and CALA in the second quarter of 2003 compared to the same period in 2002 and partially offset the declines in the United States and Asia Pacific. The substantial increases were primarily due to new contracts with certain service providers.

Universal Mobile Telecommunications Systems, or UMTS, revenues decreased substantially in the second quarter of 2003 compared to the same period in 2002 as operators continued to scrutinize and delay deployment plans. However, in both the second quarter of 2003 and the second quarter of 2002, UMTS revenues accounted for an insignificant amount of total Wireless Networks revenues.

From a geographic perspective, the 12% decrease in Wireless Networks revenues in the second quarter of 2003 compared to the same period in 2002 was primarily due to a:

•	25% decline in revenues in the United States and a 45% decline in Canada primarily due to customers’ focus on capital and cash flow management; and

•	9% decline in revenues in CALA primarily due to many customers completing their initial network deployments in 2002, and as a result, having sufficient capacity to currently meet additional subscriber demand; partially offset by

•	49% increase in revenues in Asia Pacific primarily due to new CDMA contracts with certain customers and continuing CDMA network expansion; and

•	17% increase in revenues in EMEA primarily due to new GSM contracts with certain service provider customers.

First half 2003 vs. first half 2002

In the first half of 2003, Wireless Networks revenues declined 14% compared to the same period in 2002 primarily due to the ongoing focus by wireless service providers on capital and cash flow management, and increased competition for customers by wireless service providers. As a result, many of our customers continued to heavily scrutinize their capital expenditure requirements and postponed or reduced their capital spending.

CDMA revenues decreased in the first half of 2003 compared to the first half of 2002 primarily due to a substantial decline in the United States and Canada as customers continued to experience capital spending restrictions driven by their continued focus on capital and cash flow management. In Asia Pacific, CDMA revenues increased substantially in the first half of 2003 compared to the same period in 2002 primarily due to new contracts with certain service provider customers and other customers expanding their existing networks to meet increased subscriber demand.

TDMA revenues declined substantially in the first half of 2003 compared to the first half of 2002 primarily due to the continued transition to newer wireless technologies. The substantial decline was primarily due to United States and Canada customers continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. In the first half of 2003, TDMA revenues accounted for less than 10% of total Wireless Networks revenues.

GSM revenues decreased in the first half of 2003 compared to the first half of 2002 due to a substantial decline in Asia Pacific and a significant decline in the United States. The substantial decline in Asia Pacific was primarily due to a decline in the overall growth rate of GSM technology deployments by wireless service providers in the second half of 2002 and the first half of 2003. As of the beginning of the first quarter of 2003, many of our GSM customers in Asia Pacific have completed their current network deployments, and as a result, they have sufficient capacity to currently meet additional subscriber demand. In the United States, the significant decline was primarily due to the completion of some network deployments by certain service providers. In EMEA and CALA, GSM revenues increased substantially in the first half of 2003 primarily due to new contracts with certain service providers.

UMTS revenues were essentially flat in the first half of 2003 compared to the first half of 2002. In the first half of 2003, operators continued to scrutinize and delay deployment plans.

From a geographic perspective, the 14% decrease in Wireless Networks revenues in the first half of 2003 compared to the first half of 2002 was primarily due to a:

•	21% decline in revenues in the United States and a 58% decline in Canada primarily due to customers’ focus on capital and cash flow management, technology migration and a slower subscriber growth; and

•	11% decline in revenues in Asia Pacific primarily due to capital spending restrictions, network completion and a slower subscriber growth; partially offset by

•	21% increase in revenues in EMEA and a 13% increase in CALA primarily due to new GSM contracts with certain service providers.

Q2 2003 vs. Q1 2003

Compared to the first quarter of 2003, Wireless Networks revenues increased 4% in the second quarter of 2003, primarily due to a:

•	substantial increase in GSM revenues primarily due to increases in the United States, Canada, EMEA and Asia Pacific as a result of new contracts and network expansions; and

•	increase in CDMA revenues, primarily in Asia Pacific, as a result of existing network expansions to meet increased subscriber demand; partially offset by

•	substantial decline in UMTS revenues in EMEA primarily due to the resolution of contractual issues, including collectibility, with a certain customer in the first quarter of 2003 not repeated in the second quarter of 2003; and

•	substantial decline in TDMA revenues, primarily in the United States and Canada, as a result of customers continuing to migrate to CDMA and GSM technologies.

From a geographic perspective, Wireless Networks revenues increased 4% in the second quarter of 2003 compared to the first quarter of 2003 as a result of an 87% increase in revenues in Asia Pacific and a 51% increase in revenues in Canada. These increases were partially offset by a 28% decline in revenues in CALA and an 11% decline in revenues in EMEA. United States revenues were essentially flat in the second quarter of 2003 compared to the first quarter of 2003.

Remainder of 2003

In the first half of 2003, Wireless Networks revenues continued to be primarily generated by sales of CDMA and GSM technologies. We continue to expect that revenues associated with our TDMA technologies will decline in 2003 compared to 2002. In 2003, our UMTS technology sales are expected to grow, compared to 2002, and represent a larger proportion of Wireless Networks revenues as 3G technologies are expected to gain a greater foothold in the market due to increased wireless data traffic and requirements for greater wireless spectrum efficiency.

As with the rest of the industry, our wireless customers are experiencing significant pressure and are adapting to a new, more stringent spending environment due to overall slower economic conditions. We anticipate a reduction in global capital expenditures for wireless operators in 2003 compared to 2002. In addition, the timing of the anticipated change in revenue mix from the different wireless technologies has become increasingly difficult to predict as a result of the complexities and potential for delays in the implementation of UMTS network deployments. All of these factors could adversely affect our Wireless Networks revenues in the future.

Enterprise Networks revenues

The following chart summarizes recent quarterly revenues for Enterprise Networks:

Q2 2003 vs. Q2 2002

Enterprise Networks revenues declined 14% in the second quarter of 2003 compared to the second quarter of 2002 and was primarily a result of:

•	a decline in the data networking and security portion of this segment due to pricing pressures driven by increased competition, a decline in our legacy routing portfolio and a corresponding reduction in the number of service contract renewals;

•	a decline in demand in our traditional circuit switching products as a result of delays with the establishment of new channel relationships to address demand from small and medium sized enterprise customers and the redirection of sales efforts by existing channel partners towards larger enterprise customers; and

•	enterprise customers having implemented a longer, more stringent spending approval process when making capital expenditure decisions which resulted in continued capital spending delays.

Revenues from the circuit and packet voice portion of this segment decreased in the second quarter of 2003 compared to the second quarter of 2002 primarily due to a decrease in the United States and a significant decline in EMEA. The decline in the United States was primarily due to a decrease in demand for our traditional circuit switching products as our enterprise customers’ networks had sufficient capacity to meet demand. In EMEA, the significant decline was primarily due to the transition of certain service contracts to our channel partners during the first half of 2003. These declines were partially offset by a substantial increase in revenues associated with our packet voice solutions in the second quarter of 2003 compared to the same period in 2002 as a result of the continuing evolution of traditional circuit switching technology towards converged internet protocol, or IP, telephony solutions.

Revenues in the data networking and security portion of this segment declined substantially in the second quarter of 2003 compared to the second quarter of 2002. This substantial decline was primarily due to a reduction in the number of service contract renewals associated with our legacy routing portfolio, primarily in the United States. Further, revenues associated with certain of our Layer 2 products declined as a result of pricing pressures driven by increased competition for enterprise customers. In Asia Pacific, revenues decreased substantially primarily due to one time incremental shipments of certain products in the second quarter of 2002 which were not repeated in the second quarter of 2003.

From a geographic perspective, the 14% decline in Enterprise Networks revenues in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to a:

•	17% decline in revenues in the United States primarily due to our enterprise customers’ traditional circuit switching networks having sufficient capacity to meet current demand and a reduction in service contract renewals;

•	13% decline in revenues in Asia Pacific primarily due to one time incremental shipments of certain products in the second quarter of 2002 which were not repeated in the second quarter of 2003;

•	35% decline in revenues in CALA primarily due to the deterioration of the economic situation in certain countries and associated spending restrictions implemented by certain of our distributors; and

•	5% decline in revenues in EMEA primarily due to continuing economic uncertainty in the region, a delay associated with the transition of a portion of our business from direct to indirect channels and the transition of certain service contracts to our channel partners during the first half of 2003.

First half 2003 vs. first half 2002

Enterprise Networks revenues declined 12% in the first half of 2003 compared to the first half of 2002 and was primarily due to:

•	a decline in our traditional circuit switching products as a result of delays associated with the establishment of new channel relationships to address demand from small and medium sized enterprise customers and the redirection of sales efforts by existing channel partners towards larger enterprise customers;

•	a decline in our legacy routing portfolio and an associated decline in services related to this portfolio as the number of service contract renewals decreased; and

•	enterprise customers having implemented a longer, more stringent spending approval process when making capital investment decisions which resulted in continued capital spending delays.

Revenues from the circuit and packet voice portion of this segment decreased in the first half of 2003 compared to the first half of 2002. We experienced a substantial reduction in revenues associated with our traditional circuit switching and interactive voice response products primarily due to continuing capital spending restrictions as a result of the economic uncertainty in the industry. These declines were partially offset by a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions.

Revenues associated with the data networking and security portion of this segment decreased significantly in the first half of 2003 compared to the first half of 2002. The significant decrease in revenues was primarily due to a decline in revenues associated with our legacy routing portfolio and a reduction in the number of service contract renewals associated with these products. Also, we experienced a decline in revenue in certain of our other data networking and security products primarily due to pricing pressures driven by increased competition.

From a geographic perspective, the 12% decline in Enterprise Networks revenues in the first half of 2003 compared to the first half of 2002 was primarily due to a:

•	15% decline in revenues in the United States primarily due to customer spending restrictions, a reduction in revenues associated with our legacy routing portfolio and a corresponding reduction in the number of service contract renewals;

•	7% decline in revenues in EMEA primarily due to continuing economic uncertainty in the region, a delay associated with the transition of a portion of our business from direct to indirect channels and the transition of certain service contracts to our channel partners during the first half of 2003;

•	30% decline in revenues in CALA primarily due to the continued deterioration of the economic situation in certain countries and associated spending restrictions implemented by certain of our distributors; and

•	6% decline in Asia Pacific primarily due to one time incremental shipments of certain products in the second quarter of 2002 which were not repeated in the first half of 2003.

Q2 2003 vs. Q1 2003

Enterprise Networks revenues decreased 11% in the second quarter of 2003 compared to the first quarter of 2003 primarily due to:

•	a significant decline in revenues associated with our traditional circuit switching products primarily due to incentive programs and other pricing discounts offered to certain enterprise customers during the first quarter of 2003 and not repeated in the second quarter of 2003; and

•	a decrease in the data network and security portion of this segment primarily due to enterprise customers having implemented a longer, more stringent spending approval process when making capital investment decisions which resulted in continued capital spending delays and increased competition for enterprise customers.

From a geographic perspective, the 11% decline in the second quarter of 2003 compared to the first quarter of 2003 was primarily due to a 14% decline in revenues in EMEA, an 8% decline in revenues in the United States, a 21% decline in revenues in Canada and a 32% decline in CALA.

Remainder of 2003

We anticipate that enterprise customers will continue to increase the use of voice over packet technologies in their communications networks. We expect that data, voice and multimedia communications technologies will continue to converge, and enterprises will look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs. However, the timing of this progression is unclear. Although we anticipate that demand will continue for our traditional circuit switching products, it is difficult to determine the extent to which the decline in these revenues will continue as a result of the migration to voice over packet technologies. We are also working to complete the realignment of our channel strategy to address the demand of the small and medium sized enterprise customers. Overall, we expect that the continuing industry adjustment will have a negative impact on the level of spending by our enterprise customers.

Wireline Networks revenues

The following chart summarizes recent quarterly revenues for Wireline Networks:

Q2 2003 vs. Q2 2002

Wireline Networks revenues declined 16% in the second quarter of 2003 compared to the second quarter of 2002 primarily due to a substantial reduction in capital spending by our service provider customers as a result of the continuing industry adjustment and continued cautious customer spending.

Revenues from the circuit and packet voice portion of this segment decreased significantly in the second quarter of 2003 compared to the second quarter of 2002 primarily due to a substantial decrease in our traditional circuit switching product revenues in the United States and also uncertainty regarding the recent FCC decision regarding UNEs. The decline in our circuit switching product revenues was primarily due to the continuing impact of tightened capital markets and capital spending restrictions experienced by our service provider customers. Revenues from our packet voice solutions increased substantially in the United States and Canada in the second quarter of 2003 compared to the second quarter of 2002 and continued to represent a small, but growing, portion of overall Wireline Networks revenues. The increase was primarily due to new service provider contracts.

Revenues from the data networking and security portion of this segment decreased in the second quarter of 2003 compared to the second quarter of 2002 and was primarily due to substantial declines in Asia Pacific and CALA. In these regions, we experienced a decline in demand for our mature products compounded by the ongoing industry adjustment as service providers continued to reduce their capital expenditures.

From a geographic perspective, the 16% decline in Wireline Networks revenues in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to a:

•	21% decline in revenues in the United States primarily due to the continuing impact of tightened capital markets and capital spending restrictions experienced by our service provider customers and also uncertainty regarding the recent FCC decision regarding UNEs;

•	34% decline in revenues in Asia Pacific primarily due to service provider capital spending restrictions; and

•	50% decline in revenues in CALA primarily due to service provider capital spending restrictions and tightened capital markets; partially offset by

•	21% increase in revenues in Canada primarily due to an increase in packet voice revenues as certain customers upgraded their existing networks.

First half 2003 vs. first half 2002

Wireline Networks revenues declined 17% in the first half of 2003 compared to the first half of 2002. These declines were primarily due to a substantial reduction in capital spending by our service provider customers as a result of the continuing industry adjustment.

Revenues from the circuit and packet voice portion of this segment decreased significantly in the first half of 2003 compared to the first half of 2002 primarily due to a substantial decrease in our traditional circuit switching product revenues and also uncertainty regarding the recent FCC decision with respect to UNEs. The decline in our circuit switching revenues was primarily due to the continuing impact of tightened capital markets and, capital spending restrictions experienced by our service provider customers. Revenues from our packet voice solutions increased substantially in the United States and Canada in the first half of 2003 compared to the first half of 2002 primarily due to some incremental one time shipments in the first quarter of 2003 relating to new contracts awarded in the second half of 2002 and the first quarter of 2003.

Revenues from the data networking and security portion of this segment decreased significantly in the first half of 2003 compared to the first half of 2002 primarily due to substantial declines in Asia Pacific and CALA regions and a significant decline in the United States. In these regions, we experienced a decline in demand for our mature products primarily due to the ongoing industry adjustment as service providers continued to reduce their capital expenditures.

From a geographic perspective, the 17% decline in Wireline Networks revenues in the first half of 2003 compared to the first half of 2002 was primarily due to a:

•	76% decline in revenues in CALA primarily due to the completion of a major contract in the first quarter of 2002 and continued capital spending restrictions experienced by our service provider customers;

•	10% decline in revenues in the United States primarily due to the continuing impact of tightened capital markets, capital spending restrictions experienced by our service provider customers and also uncertainty regarding the recent FCC decision regarding UNEs;

•	9% decline in revenues in EMEA primarily due to a reduction in capital spending by service provider customers and tightened capital markets; and

•	21% decline in revenues in Asia Pacific primarily due to service provider capital spending restrictions.

Q2 2003 vs. Q1 2003

Our Wireline Networks revenues decreased 12% in the second quarter of 2003 compared to the first quarter of 2003 primarily due to:

•	a significant decline in the circuit and packet voice portion of this segment, primarily in the United States, due to a substantial decrease in revenues associated with our packet-based technologies caused by incremental one time shipments on new contracts in the first quarter of 2003 that were not repeated in the second quarter of 2003; and

•	a decrease in the data networking and security portion of this segment primarily due to continued customer spending restrictions in EMEA associated with our more mature products.

From a geographic perspective, Wireline Networks revenues decreased 12% in the second quarter of 2003 compared to the first quarter of 2003 primarily as a result of a 26% decrease in the United States partially offset by a 10% increase in EMEA. The remaining geographic regions were essentially flat compared to the first quarter of 2003.

Remainder of 2003

We anticipate that service providers will continue to increase the use of packet-based technologies in their communications networks as they look for ways to optimize their existing networks and offer new revenue generating services while controlling capital expenditures and operating costs. Although we experienced an increase in revenues in our packet-based technologies in the first half of 2003 compared to the same period in 2002, the timing of when service providers will deploy packet-based technologies on a wider scale is unclear. Further, it is difficult to determine the effect the recent FCC ruling regarding UNEs will have on our business as our customers assess its impact. We expect that the continuing industry adjustment and reduction in capital spending by our customers will have a negative impact on the level of spending by our service provider customers and could adversely affect Wireline Networks revenues in the future.

Optical Networks revenues

The following chart summarizes recent quarterly revenues for Optical Networks:

Q2 2003 vs. Q2 2002

Optical Networks revenues declined 27% in the second quarter of 2003 compared to the second quarter of 2002. This decline was primarily due to the continuing industry adjustment, tightened capital markets and substantial reductions in capital spending by our United States, Canada and EMEA customers in both the long-haul and metro optical portions of this segment. These declines were partially offset by a substantial increase in Asia Pacific due to new contracts with customers in the second quarter of 2003.

Revenues in the long-haul portion of this segment decreased substantially in the second quarter of 2003 compared to the second quarter of 2002. The substantial decline was primarily due to the continuing industry adjustment, tightened capital markets and continued capital spending restrictions in the United States, Canada and EMEA as our service provider customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. Also contributing to the decline in the United States were revenues associated with a one time shipment to a certain enterprise customer in the second quarter of 2002 which was not repeated in the second quarter of 2003. In addition, significant excess inventories continued to exist in this portion of the segment which resulted in ongoing pricing pressures.

In the fourth quarter of 2002, we sold certain optical components assets to Bookham Technology plc, or Bookham. As a result, our second quarter results in 2003 in the long-haul portion of this segment do not reflect revenues generated from these assets. In the second quarter of 2002, revenues generated from the optical components assets sold to Bookham were approximately 5% of the total revenues of $406. For additional information relating to the sale of these assets to Bookham, you should refer to information contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

Revenues in the metro optical portion of this segment decreased significantly in the second quarter of 2003 compared to the second quarter of 2002. The significant decrease was primarily due to a substantial decrease in EMEA as a result of the continuing industry adjustment, tightened capital markets and capital spending restrictions by customers.

From a geographic perspective, the 27% decline in Optical Networks revenues in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to a:

•	44% decline in revenues in EMEA primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets and customers continuing to focus on maximizing return on invested capital;

•	29% decline in revenues in the United States primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets and customers continuing to focus on maximizing return on invested capital and a one time shipment to a certain enterprise customer in the second quarter of 2002 which was not repeated in the second quarter of 2003; and

•	63% decrease in revenues in Canada primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets and customers continuing to focus on maximizing return on invested capital; partially offset by

•	32% increase in revenues in Asia Pacific primarily due to new customer contracts for expansions of existing networks to meet increased customer demand.

First half 2003 vs. first half 2002

Optical Networks revenues declined 30% in the first half of 2003 compared to the first half of 2002. These declines were primarily the result of the continuing industry adjustment, tightened capital markets and substantial reductions in capital spending by our United States, Canada and EMEA customers in the long-haul portion of this segment.

Revenues in the long-haul portion of this segment declined substantially in the first half of 2003 compared to the first half of 2002. The substantial decline was primarily due to the continuing industry adjustment, tightened capital markets and continued capital spending restrictions in the United States, Canada and EMEA as customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. In addition, significant excess inventories continued to exist in this portion of the segment which resulted in ongoing pricing pressures.

As mentioned above, our long-haul revenues in the first half of 2003 do not reflect revenues generated from the optical component assets sold to Bookham. In the first half of 2002, revenues associated with these assets were approximately 5% of the total Optical Networks revenues of $812.

Revenues in the metro optical portion of this segment decreased significantly in the first half of 2003 compared to the first half of 2002. The significant decrease was primarily due to a substantial decrease in revenues in EMEA and the United States and was partially offset by a substantial increase in revenues in Asia Pacific. The declines in EMEA and the United States were primarily the result of the continuing industry adjustment, tightened capital markets and customer spending restrictions. The substantial increase in revenues in Asia Pacific was primarily due to new customer contracts in 2003 for expansions of existing networks to meet increased customer demand.

From a geographic perspective, the 30% decline in Optical Networks revenues in the first half of 2003 compared to the first half of 2002 was primarily due to a:

•	46% decline in revenues in EMEA, 37% decline in the United States and a 55% decline in Canada primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets and customers continuing to focus on maximizing return on invested capital; and

•	33% decline in revenues in CALA primarily related to a reduction in capital spending and excess network capacity and assets; partially offset by

•	35% increase in revenues in Asia Pacific primarily due to new customer contracts for expansions of existing networks to meet increased customer demand.

Q2 2003 vs. Q1 2003

Optical Networks revenues increased 10% in the second quarter of 2003 compared to the first quarter of 2003 primarily due to increased customer spending in the United States on both our long-haul and metro optical products. The increased spending in the United States was mainly due to customers expanding existing networks and the resolution of contractual issues with certain customers in the first quarter of 2003. The substantial increase in revenues in the United States was partially offset by a substantial decline in revenues in EMEA which was mainly due to some incremental one time shipments of products in the first quarter of 2003 which were not repeated in the second quarter of 2003.

From a geographic perspective, Optical Networks revenues increased 10% in the second quarter of 2003 compared to the first quarter of 2003 primarily as a result of a 77% increase in revenues in the United States partially offset by a 26% decrease in revenues in EMEA. The remaining geographic regions were essentially flat.

Remainder of 2003

On August 10, 2003, we essentially finalized the realignment of Optical Networks with the sale of certain assets of our high speed module business. We do not expect that the sale of this business will have a material impact on our business, results of operations and financial condition. Going forward, our efforts will focus on providing next generation optical networking systems, including the evolution of next generation SONET/SDH systems, metro Dense Wavelength Division Multiplexing, or metro DWDM, systems and optical long-haul line and terminal solutions. Also, we will continue to invest in core technologies, such as efficient service adaptation, aggregation, switching and management that will enable our customers to deploy optical networking services which we believe will lead the networking transformation towards packet-based networks.

Our major customers in the optical long-haul portion of this segment remain focused on maximizing return on their invested capital by increasing the capacity utilization rates and efficiency of existing networks. We expect that any additional capital spending by those customers will be increasingly directed to opportunities that enhance customer performance, revenues generation and cost reduction in the near term. We expect that customers in this portion of the segment will continue to focus on route by route activities, adding channels to existing networks, interconnectivity and bandwidth as it is required in the short term. Further, we believe that building out networks for increased bandwidth will remain long term projects.

In the metro optical portion of this segment, we expect to see an increase in demand for metro DWDM as our customers begin to deploy inter-office fiber infrastructure. As a result, we expect that the metro optical portion of this segment will continue to become a larger percentage of the overall Optical Networks revenues.

Due to the severe reduction, in number and size, of new optical long-haul network build-outs and due to the nature of the relationship between the products within the optical long-haul portion of this segment, it is difficult to predict when a meaningful recovery in the optical long-haul market will occur. Also, we anticipate that pricing pressures on optical system vendors will continue due to intense competition, large inventories and a diminished market. As a result, we expect that our Optical Networks revenues will decline in 2003 compared to 2002 and will be one of our last segments to recover from the significant industry adjustment.

Gross profit and gross margin

	3 months ended June 30,				6 months ended June 30,
	2003	2002	Change	% Change	2003	2002	Change	% Change

Gross profit	$1,016	$958	$58	6	$2,045	$1,716	$329	19

Gross margin	43.7%	34.5%	9.2	27	43.3%	30.2%	13.1	43

Gross margin improved 9.2 percentage points in the second quarter of 2003 compared to the second quarter of 2002 primarily due to:

•	an increase of approximately 5 percentage points related to continued improvements in our cost structure primarily as a result of more favorable supplier pricing which was partially offset by continued pricing pressures on the sale of certain of our products; and

•	an increase of approximately 6 percentage points related to reductions in inventory provisioning and other operations related costs, primarily in the United States and EMEA; partially offset by

•	a favorable gross margin impact of approximately 2 percentage points in the second quarter of 2002 for purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement that was not repeated in the second quarter of 2003.

Gross margin also improved 13.1 percentage points in the first half of 2003 compared to the first half of 2002 primarily due to:

•	an increase of approximately 6 percentage points related to continued improvements in our cost structure primarily as a result of more favorable supplier pricing which was partially offset by continued pricing pressures on the sale of certain of our products; and

•	an increase of approximately 9 percentage points related to a decline in inventory provisioning, contract and customer settlement costs and other operations related costs; partially offset by

•	an accrual in the first quarter of 2003 for the employee return to profitability bonus plan for which no similar accrual was made in the first half of 2002; and

•	a favorable gross margin impact of approximately 2 percentage points in the first half of 2002 for purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement that was not repeated in the first half of 2003.

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

Segment gross profit and gross margin

Wireless Networks

Wireless Networks gross margin improved by approximately 8 percentage points in the second quarter of 2003 compared to the second quarter of 2002. The improvement was primarily due to changes in product mix and ongoing product cost improvements.

Wireless Networks gross margin improved by approximately 9 percentage points in the first half of 2003 compared to the first half of 2002. The improvement was primarily due to changes in product mix and ongoing product cost improvements.

Enterprise Networks

Enterprise Networks gross margin improved by approximately 3 percentage points in the second quarter of 2003 compared to the second quarter of 2002. The improvement in gross margin was primarily due to:

•	improvements in our cost structure as a result of more favorable supplier pricing which was partially offset by reductions in the selling price of certain of our products as a result of increased competition for enterprise customers;

•	reductions in other operations related costs including product defects, customer service and warranty costs; and

•	changes in customer and product mix.

Enterprise Networks gross margin improved by approximately 6 percentage points in the first half of 2003 compared to the same period in 2002. The improvement in gross margin was primarily due to:

•	improvements in our cost structure as a result of more favorable supplier pricing which was partially offset by reductions in the selling price of certain of our products as a result of increased competition for enterprise customers;

•	reductions in other operations related costs including product defects, customer service and warranty costs; and

•	a decrease in inventory provisioning and contract and customer settlement costs in the first half of 2003 compared to the first half of 2002.

Wireline Networks

Wireline Networks gross margin increased by approximately 8 percentage points in the second quarter of 2003 compared to the second quarter of 2002. The increase in gross margin was primarily due to:

•	improvements in our cost structure primarily as a result of more favorable supplier pricing;

•	a decrease in inventory provisioning; and

•	reductions in other operations related costs including customer service and warranty costs.

Wireline Networks gross margin increased by approximately 8 percentage points in the first half of 2003 compared to the same period in 2002. The increase in gross margin was primarily due to:

•	improvements in our cost structure primarily as a result of more favorable supplier pricing;

•	a decrease in inventory provisioning and contract and customer settlement costs in the first half of 2003 compared to the first half of 2002; and

•	reductions in other operations related costs including customer service and warranty costs.

Optical Networks

Optical Networks gross margin improved by approximately 31 percentage points in the second quarter of 2003 compared to the second quarter of 2002. The improvement in gross margin was primarily due to:

•	reductions in operations related costs, primarily in the United States and EMEA;

•	a decrease in inventory provisioning in the first half of 2003 compared to the first half of 2002;

•	the sale of certain optical components assets to Bookham in the fourth quarter of 2002 and, as a result, our gross margin in the second quarter of 2003 in the long-haul portion of this segment excluded the impact of excess capacity of those optical components assets; and

•	improvements in our cost structure primarily as a result of more favorable supplier pricing which was partially offset by continued pricing pressures on the sale of certain products; partially offset by

•	a favorable gross margin impact in the second quarter of 2002 for purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement that was not repeated in the second quarter of 2003.

Optical Networks gross margin improved by approximately 43 percentage points in the first half of 2003 compared to the same period in 2002. The improvement in gross margin was primarily due to:

•	a decrease in inventory provisioning and contract and customer settlement costs in the first half of 2003 compared to the first half of 2002;

•	reductions in operations related costs, primarily in the United States and EMEA;

•	the sale of certain optical components assets to Bookham and, as a result, our gross margin in the first half of 2003 excluded the impact of excess capacity of those optical components assets; and

•	improvements in our cost structure primarily as a result of more favorable supplier pricing which were partially offset by continued pricing pressures on the sale of certain products; partially offset by

•	a favorable gross margin impact in the first half of 2002 for purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement that was not repeated in the first half of 2003.

Operating expenses

Selling, general and administrative expense

	3 months ended June 30,				6 months ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

SG&A expense	$416	$767	$(351)	(46)	$903	$1,511	$(608)	(40)

As % of revenues	17.9%	27.7%	N/A	N/A	19.1%	26.6%	N/A	N/A

Selling, general and administrative, or SG&A, expense declined $351 in the second quarter of 2003 compared to the second quarter of 2002 primarily due to:

•	the continued impact of our workforce reductions and associated reductions in other related costs such as information services and real estate; and

•	net customer financing bad debt recoveries of $51 primarily as a result of favorable settlements related to our customer financing activities and adjustments to other existing provisions.

In the first half of 2003, SG&A expense declined $608 compared to the first half of 2002. These declines were primarily due to:

•	the continued impact of our workforce reductions and associated reductions in other related costs such as information services and real estate;

•	net customer financing bad debt recoveries of $51 primarily as a result of favorable settlements related to our customer financing activities and adjustments to other existing provisions; and

•	decreased provisioning for customer financing and trade receivables; partially offset by

•	accruals in the first half of 2003 for the employee return to profitability bonus plan for which no similar accrual was made in the first half of 2002.

We will continue to manage SG&A expense according to the requirements of our business, allocating resources and investment where customer demand dictates, and reducing resources and investment where opportunities for improved efficiencies present themselves. For the year 2003, we expect that our annual SG&A expense will continue to decline compared to 2002 although not to the same extent as was experienced in 2002 compared to 2001.

Segment selling, general and administrative expense

Wireless Networks

Wireless Networks SG&A expense decreased substantially in both the second quarter of 2003 compared to the second quarter of 2002 and the first half of 2003 compared to the first half of 2002. These declines were primarily due to:

•	the continued impact of our workforce reductions and organizational realignment across all regions and associated reductions in other related costs such as information services and real estate; and

•	a decrease in provisioning for trade and customer financing receivables.

Enterprise Networks

Enterprise Networks SG&A expense decreased significantly in both the second quarter of 2003 compared to the second quarter of 2002 and the first half of 2003 compared to the same period in 2002. These decreases were primarily due to:

•	the continued impact of our workforce reductions, primarily in the United States and Canada, and associated reductions in other related costs such as information services and real estate; and

•	a decrease in provisioning for trade receivables.

Wireline Networks

Wireline Networks SG&A expense decreased substantially in both the second quarter of 2003 compared to the second quarter of 2002 and the first half of 2003 compared to the same period in 2002. These decreases were primarily due to:

•	the continued impact of our workforce reductions, primarily in the United States and Canada, and associated reductions in other related costs such as information services and real estate; and

•	a decrease in provisioning for trade and customer financing receivables.

Optical Networks

Optical Networks SG&A expense decreased substantially in both the second quarter of 2003 compared to the second quarter of 2002 and the first half of 2003 compared to the same period in 2002. These reductions were primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; and

•	a decrease in provisioning for trade and customer financing receivables.

Segment contribution margin

	3 months ended June 30,				6 months ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Wireless Networks	$333	$241	$92	38	$649	$485	$164	34

Enterprise Networks	95	91	4	4	240	177	63	36

Wireline Networks	162	82	80	98	314	176	138	78

Optical Networks	24	(204)	228	112	36	(496)	532	107

Other	(14)	(19)	5	26	(97)	(137)	40	29

Consolidated	$600	$191	$409	214	$1,142	$205	$937	457

As a result of the gross margin and SG&A expense changes discussed above, our consolidated contribution margin improved by $409 in the second quarter of 2003 compared to the second quarter of 2002 and by $937 in the first half of 2003 compared to the first half of 2002. All of our four reportable segments contributed positive contribution margin in the second quarter and first half of 2003.

Research and development expense

	3 months ended June 30,				6 months ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

R&D expense	$479	$579	$(100)	(17)	$968	$1,174	$(206)	(18)

As % of revenues	20.6%	20.9%	N/A	N/A	20.5%	20.7%	N/A	N/A

Research and development, or R&D, expense represents our planned investment in our next generation core products across all segments. R&D expense decreased $100 in the second quarter of 2003 compared to the second quarter of 2002. The decline was primarily due to workforce reductions and focused investment decisions to drive market leadership across our product portfolios.

R&D expense also decreased $206 in the first half of 2003 compared to the first half of 2002 primarily due to our workforce reductions and focused investments to drive market leadership across our product portfolios. The decline was partially offset by an accrual in the first quarter of 2003 for the employee return to profitability bonus plan for which no similar accrual was made in the first half of 2002.

Our continuing strategic investments in R&D are aligned with technology leadership in anticipated growth areas, while targeting a level of R&D expense that is more representative of our overall cost structure. We will continue to manage R&D expense according to the requirements of our business, allocating resources and investment where customer demand dictates, and reducing resources and investment where opportunities for improved efficiencies present themselves. Our research and development efforts are currently focused on key next generation networking solutions including:

•	key areas of wireless networking solutions;

•	voice over packet solutions to drive operating efficiencies, cost savings and in some cases new revenues for our customers;

•	multimedia services and applications to drive business and revenue growth; and

•	broadband networking solutions including optical networking solutions to support storage area network connectivity services and business continuity.

For the year 2003, we expect that our annual R&D expense will continue to decline compared to 2002 although not to the same extent as was experienced in 2002 compared to 2001.

Amortization of acquired technology

The amortization of acquired technology in the first half of 2003 and the same period in 2002 primarily reflected the charge related to the acquisition of Alteon WebSystems, Inc. The remaining net carrying value of acquired technology will be fully amortized in the third quarter of 2003 and was $33 on June 30, 2003 and $98 on December 31, 2002.

Deferred stock option compensation

For acquisitions completed subsequent to July 1, 2000, we were required to allocate a portion of the purchase price to deferred compensation related to unvested stock options held by employees of the companies acquired. This deferred compensation is amortized to net income (loss) based on the graded vesting schedule of the stock option awards. Deferred stock option compensation was $17 in the second quarter of 2003 compared to $21 in the second quarter of 2002 and was primarily due to the completion of the deferred compensation amortization associated with certain employees’ vesting periods. Deferred stock option compensation was $32 in the first half of 2003 compared to $46 in the first half of 2002. This decline was primarily due to the completion of the deferred compensation amortization associated with certain employees’ vesting periods and the cancellation of unvested stock options that were held by employees whose employment was terminated in 2002. Currently, we expect that the amount of deferred stock option compensation for the next two quarters will decline slightly compared to the expense recorded in the second quarter of 2003.

Special charges

In the second quarter of 2003, we recorded special charges of $5 related to our continued restructuring work plan. Included in this charge was a reduction of $33 related to revisions to prior accruals. Workforce reduction charges of $21 related to the cost of severance and benefits across all segments associated with approximately 300 employees notified of termination during the second quarter of 2003. Net revisions of $12 to reduce prior accruals primarily related to termination benefits where actual costs were lower than our original estimates across all segments. Contract settlement and lease costs were $14 and related to leased facilities and furniture that were no longer being used across all segments. Net revisions of $3 increased prior accruals and related to changes in estimates associated with the cost of vacating previously identified properties and changes in sublease revenue assumptions which extended across all segments. Also, we recorded a charge of $3 related to current period write downs for various leasehold improvements and excess equipment. Net revisions of $24 to reduce prior accruals related to adjustments in our original plans or estimates for the closure of certain facilities.

In the first half of 2003, we recorded special charges of $139 related to our continued restructuring work plan. Included in this charge was a reduction of $14 related to revisions to prior accruals. Workforce reduction charges of $92 related to the cost of severance and benefits associated with approximately 1,100 employees notified of termination during the first half of 2003 which extended across all segments. Net revisions of $22 to reduce prior accruals primarily related to termination benefits where actual costs were lower than our original estimates across all segments. Contract settlement and lease costs were $37 and related to newly identified leased facilities and furniture that we determined were no longer being used across all segments. Net revisions of $58 increased prior accruals and related to changes in estimates associated with the cost of vacating previously identified properties and changes in sublease revenues which extended across all segments. Also, we recorded charges of $24 related to current period write downs for various leasehold improvements and excess Optical Networks equipment. Net revisions of $50 to reduce prior accruals related to adjustments in our original plans or estimates for the closure of certain facilities.

In the second quarter of 2002, we recorded special charges of $403 related to our restructuring work plan. Workforce reduction charges of $117 related to the cost of severance and benefits associated with approximately 1,900 employees notified of termination which extended across all segments. Contract settlement and lease costs included negotiated settlements of approximately $1 to either cancel contracts or renegotiate existing contracts across all of our segments. We recorded approximately $270 in plant and equipment write downs within Optical Networks. Also in the second quarter of 2002, we recorded $15 related to the write down of certain acquired technology in Optical Networks due to our reassessment of market conditions.

In the first half of 2002, we recorded special charges of $890 related to our restructuring work plan. Workforce reduction charges of $444 were related to the cost of severance and benefits associated with the approximately 6,300 employees notified of termination which extended across all segments. Contract settlement and lease costs included negotiated settlements of approximately $64 to either cancel contracts or renegotiate existing contracts across all of our segments. Also, we recorded approximately $355 in plant and equipment write downs within global operations, a function that supports all of our segments, and within Optical Networks. Also in the first half of 2002, we recorded $27 related to the write downs of acquired technology in Optical Networks due to our reassessment of market conditions.

Currently, we expect that approximately $30 to $40 of special charges related to our restructuring work plan will be incurred in the second half of 2003.

For additional information related to our restructuring activities, see “Special charges” in note 5 of the accompanying unaudited consolidated financial statements.

Other income (expense) — net

In the first half of 2003, other income — net was $54, which primarily included:

•	$50 primarily associated with reductions in accruals principally related to the wind-down of integration activities of previously acquired companies, operations originally structured as joint ventures and miscellaneous tax matters;

•	interest income on our short term investments; and

•	a payment received from a settlement related to intellectual property use; partially offset by

•	foreign exchange losses; and

•	losses on the sale or write down of certain of our investments.

Interest expense

Interest expense decreased $18 in the second quarter of 2003 compared to the second quarter of 2002 and declined $36 in the first half of 2003 compared to the first half of 2002. These declines were primarily due to a reduction in the outstanding balances of our notes payable and long-term debt.

In the third quarter of 2003, we expect that our quarterly interest expense will remain at a level similar to that of the second quarter of 2003.

Income tax benefit

In the first half of 2003, we recorded a tax benefit on the pre-tax loss of $107 from continuing operations before minority interests and equity earnings in net loss of associated companies. This tax benefit resulted from the tax expense on income generated from discontinued operations and a tax refund for a previously unrecognized loss carryback. This tax benefit was partially offset by various non-income related taxes.

We will continue to record a full valuation allowance on the tax benefit of losses generated from continuing operations to the extent that such benefits exceed the tax effect of income generated from similar transactions discussed above. These valuation allowances are in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Our valuation allowances are primarily attributed to continued uncertainty in the industry. If market conditions deteriorate further or future results of operations are less than expected, additional tax valuation allowances may be required for all or a portion of our deferred tax assets. For additional information, see “Tax asset valuation”.

Other

In the first quarter of 2003, our SG&A, R&D and Other income — net included approximately $80 of favorable impacts ($50 in other income (expense) — net, $25 in SG&A expense and $5 in R&D expense) associated with reductions in accruals principally related to the wind-down of integration activities of previously acquired companies, operations originally structured as joint ventures and miscellaneous tax matters. During the first quarter of 2003, we reviewed the matters related to the wind-down and settlement of balances associated with the integration activities of previously acquired companies and operations originally structured as joint ventures and determined that, based on decreases in transactional activity and magnitude of their net position, it was appropriate to reduce certain accruals. Such amounts and matters included foreign exchange, transfer pricing and other statutory assessments, charges in transit and acquisition and divestiture and disposal activities. These balances were considered to be in dispute, erroneous and/or for amounts which could not be resolved. These items were more than offset by costs related to the return to profitability employee bonus plan and stock-based compensation expense.

Net loss from continuing operations

As a result of the items discussed under our results of operations, our reported net loss from continuing operations improved by $683 and $1,388 in the second quarter and first half of 2003, respectively, compared to the same periods in 2002.

Results of operations — discontinued operations

During the first quarter of 2003, we substantially completed the wind-down of our access solutions operations and recorded net earnings of $190 (net of tax) related to the sale of certain components of this business. The $190 in net earnings was primarily related to a $101 gain from the disposition of certain shares and a membership interest in certain Arris Group Inc. companies and a gain of $95 from the settlement of certain trade and customer financing receivables. Our intent to exit this business was originally approved by our Board of Directors on June 14, 2001. The continued deterioration in industry and market conditions delayed certain disposal activities beyond the originally planned timeframe of one year. In particular, actions involving negotiations with customers, who have also been affected by industry conditions, took longer than expected. Although disposal activities continued beyond the one-year period, we have continued to present the access solutions operations as discontinued operations in the accompanying unaudited consolidated financial statements.

For additional information, see “Discontinued operations” in note 15 of the accompanying unaudited consolidated financial statements.

Application of critical accounting policies

Our unaudited consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the United States, which require us to make significant estimates and assumptions. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies. The application of these policies requires us to make subjective and objective judgments. These accounting policies include estimates and assumptions associated with revenue recognition, provisions for receivables, provisions for inventory, tax asset valuation, goodwill valuation, pension and post retirement benefits and other contingencies.

There have been no changes to our critical accounting policies since December 31, 2002, other than the material changes in the recorded balances and other updates noted below. For further information relating to our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

Revenue recognition

In November 2002, the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. We will be applying this guidance prospectively for all revenue arrangements entered into after June 30, 2003 and expect that the adoption of this pronouncement will not have a material impact on our business, results of operations and financial condition. For additional information, see “Significant accounting policies” in note 1(d) of the accompanying unaudited consolidated financial statements.

Provisions for receivables

We recorded receivable (recoveries) provisions, relating to continuing operations, of $(42) in the first half of 2003 compared to $119 in the first half of 2002. The receivable recoveries in the first half of 2003 primarily related to net customer financing bad debt recoveries of $51 primarily as a result of favorable settlements related to our sale or restructuring of various customer financing related receivables and adjustments to other existing provisions. The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations, as at:

	June 30,	December 31,
	2003	2002

Gross accounts receivable	$2,072	$2,387

Related reserves	(355)	(477)

Net accounts receivable	$1,717	$1,910

Accounts receivable reserves as a percentage of gross accounts receivables	17%	20%

Gross long-term receivables	$394	$822

Related reserves	(324)	(781)

Net long-term receivables	$70	$41

Long-term receivable reserves as a percentage of long-term receivables	82%	95%

Throughout 2002, we recorded significant provisions related to receivables from our continuing operations. In the first half of 2003, we recorded net recoveries primarily due to our subsequent collections of certain customer financing receivables for amounts exceeding our original estimates of net recovery. Given the current market conditions and creditworthiness of some of our customers, it is difficult to determine the extent to which this trend will continue in the future.

Provisions for inventory

We recorded inventory provisions and other provisions related to our contract manufacturers and suppliers, relating to continuing operations, of $110 in the first half of 2003 compared to $349 in the first half of 2002. The following table summarizes our inventory balances and related reserves of our continuing operations, as at:

	June 30,	December 31,
	2003	2002

Gross inventory	$1,828	$1,904

Related reserves	(998)	(1,015)

Net inventory	$830	$889

Inventory reserves as a percentage of gross inventory	55%	53%

Other reserves for claims related to our contract manufacturers and suppliers(a)	(147)	(168)

(a)	Included in other accrued liabilities and relating to cancellation charges, inventory in excess of future demand and for the settlement of certain other claims.

During the remainder of 2003, we believe that we will continue to see restrictions on capital expenditures by our customers. As a result, we will continue to closely monitor our inventory reserves to ensure that our provisions appropriately reflect the current market conditions. However, the inventory provisions we have recorded in the past may not be reflective of those in future quarters.

Tax asset valuation

We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which will reduce taxable income in the future. We assess the realization of these deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. In evaluating the positive and negative evidence, the weight given to each type of evidence must be proportionate to the extent to which it can be objectively verified.

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

Liquidity and capital resources

Cash flows

The following table summarizes our cash flows by activity and cash on hand, as at:

	6 months ended June 30,
	2003	2002

Net cash used in operating activities of continuing operations	$(209)	$(218)

Net cash from (used in) investing activities of continuing operations	301	(189)

Net cash from (used in) financing activities of continuing operations	(114)	1,428

Effect of foreign exchange rate changes on cash and cash equivalents	78	46

Net cash from continuing operations	56	1,067

Net cash from discontinued operations	273	289

Net increase in cash and cash equivalents	329	1,356

Cash and cash equivalents at beginning of period — net	3,861	3,513

Cash and cash equivalents at end of period — net	$4,190	$4,869

As of June 30, 2003, our primary source of liquidity was our current cash and cash equivalents, or cash. At June 30, 2003, we had cash of $4,190 excluding $115 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers declines more significantly than we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity generating transactions and other conventional sources of external financing. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities and support facility when and as needed or that liquidity generating transactions or financings will be available to us on acceptable terms or at all.

Cash flows used in operating activities were $209 due to a net loss from continuing operations of $150, less an adjustment of $343 for non-cash related items, plus a net cash outflow of $402 from operating assets and liabilities. We generated cash inflows of $186 from accounts receivables due to increased cash collections. Cash inflows of $117 from inventories were primarily due to product shipments exceeding additions to inventories during the first half of 2003. Net cash inflows from income taxes were $5. As a result of previously incurred tax losses, we do not expect that we will have to make significant cash income tax payments for the foreseeable future. The net cash outflows of $710 from the remaining operating assets and liabilities were primarily due to:

•	$343 relating to restructuring payments; and

•	the proportionate decrease in our assets and liabilities as a result of the decline in sales volumes and the associated size of the business.

Cash flows from investing activities were $301 and were primarily due to a net decrease of $186 in long-term receivables primarily due to cash inflows of outstanding customer financing amounts associated with two customers, a decrease of $144 in restricted cash and cash equivalents held as cash collateral for certain bid, performance related and other bonds, proceeds of $21 from the sale of plant and equipment and proceeds of $8 from the sale of certain investments and businesses. These amounts were partially offset by $56 in plant and equipment expenditures. For the year 2003, we now expect that our plant and equipment purchases will decline substantially from the $335 in purchases we made in 2002.

Cash flows used in financing activities were $114 and were primarily due to $94 used to reduce our long-term debt and a reduction of our notes payable by a net of $18.

Uses of liquidity

Our cash requirements for the next 12 months are primarily to fund:

•	operations;

•	research and development;

•	workforce reduction and other restructuring activities;

•	debt service;

•	pension and post retirement benefits;

•	capital expenditures;

•	customer financings; and

•	committed investments.

Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws.

Obligations under special charges

We expect to incur approximately $300 to $400 in restructuring work plan related cash outflows during the remainder of 2003. For the entire year 2003, we currently expect to incur approximately $650 to $750 in restructuring work plan related cash outflows.

The remaining balance sheet reserve of $332 relating to workforce reduction initiatives is expected to be substantially drawn down by mid-2004. The remaining balance sheet reserve of $655 related to contract settlement and lease costs is expected to be substantially drawn down by the end of 2010.

Contractual cash obligations

Our contractual cash obligations for long-term debt, outsourcing contracts, operating leases and unconditional purchase obligations remained substantially unchanged from the amounts disclosed as at December 31, 2002 in our Annual Report on Form 10-K filed with the SEC.

In the second quarter of 2003, we repaid $51 related to an outstanding loan. In the first quarter of 2003, we purchased $39 of our 6.125% Notes due February 15, 2006. Also, we plan to repay the remaining $164 of our 6.00% Notes due September 1, 2003 in the third quarter of 2003.

Commitments and guarantees

Bid, performance related and other bonds

We enter into bid, performance related and other bonds in connection with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance related bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. Other bonds generally have a term of twenty-four months. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments that we would be required to make are related to our performance under the applicable contract.

The following table provides information related to these types of bonds, as at:

	June 30,	December 31,
	2003	2002

Bid and performance related bonds(a)	$341	$400

Other bonds(b)	38	35

Total bid, performance related and other bonds	$379	$435

(a)	Net of restricted cash and cash equivalents of $63 as at June 30, 2003 and $195 as at December 31, 2002.
(b)	Net of restricted cash and cash equivalents of $29 as at June 30, 2003 and $19 as at December 31, 2002.

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

Our support facility with EDC provides support for certain obligations under bid and performance related bonds and may reduce the requirement to provide cash collateral to support these obligations. On July 10, 2003, Nortel Networks Limited and EDC entered into an amendment to the support facility which extended the termination date to December 31, 2005 from June 30, 2004. All other material terms of the support facility remained unchanged. This facility provides for up to $750 in support, of which $300 is committed support for these bonds. In addition, any bid or performance related bonds with terms that extend beyond December 31, 2005 are currently not eligible for the support provided by this facility. In addition to the support facility with EDC, our existing security agreements permit us to secure additional obligations under bid and performance related bonds with the assets pledged under the security agreements and to provide cash collateral as security for these types of bonds. See “Available support facility” for additional information on this support facility and the security agreements.

Third party debt agreements

In the normal course of business, we have guaranteed the debt of certain customers. These third party debt agreements require us to make debt payments throughout the term of the related debt instrument if the customer fails to make a scheduled payment. Historically, we have not had to make material payments and currently we do not anticipate that we will be required to make material payments under these debt instruments. Our third party debt agreements remain substantially unchanged from the amounts disclosed as at December 31, 2002 in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

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

The following table provides information related to our customer financing commitments, excluding our discontinued operations, as at:

	June 30,	December 31,
	2003	2002

Drawn and outstanding — gross(a)	$455	$1,091

Provisions for doubtful accounts(a)	(359)	(799)

Drawn and outstanding — net(a)	96	292

Undrawn commitments	667	801

Total customer financing	$763	$1,093

(a)	Included short-term and long-term amounts.

In the second quarter of 2003, we entered into certain agreements to either sell or restructure various customer financing and related receivables. As a result of these transactions, we received cash consideration of approximately $199 to settle outstanding receivables of approximately $503 with a carrying value of approximately $111. Additional non-cash consideration received under one such restructuring agreement included a five year equipment and services supply agreement and the mutual release of all other claims between the parties.

Also in the second quarter of 2003, we recorded net customer financing bad debt recoveries of $51 primarily as a result of the favorable settlements described above and adjustments to other existing provisions.

In the first quarter of 2003, our gross customer financing receivables and related provisions each decreased by approximately $100 as a result of the securitization of outstanding balances associated with two of our customers and the write down of a third customer balance as a result of the customer’s bankruptcy restructuring.

We currently have customer financing commitments and/or balances outstanding in connection with the construction of new networks, including 3G wireless networks. Although we may commit to provide customer financing to customers in areas that are strategic to our core businesses, we remain focused on reducing our overall customer financing exposures in accordance with any obligations under our financing agreements. During the first half of 2003, we reduced undrawn commitments by $134 reflecting commitment expiration, cancellations and changing customer business plans. As of June 30, 2003, approximately $100 of the $667 in undrawn commitments was not available for funding under the terms of our financing agreements. In addition to being highly selective in providing customer financing, we have programs in place to monitor and mitigate customer credit risk, including performance milestones and other conditions of funding. Management is focused on the strategic use of our customer financing capacity and on reducing the amount of our existing and future customer financing exposure.

Subsequent to June 30, 2003, we renegotiated an agreement with a certain customer and reduced our undrawn commitments by approximately $509, leaving approximately $158 in aggregate undrawn commitments.

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

Joint ventures/minority interests

As was previously discussed in our “Recent developments”, on October 19, 2002 we entered into a number of put option and call option agreements as well as a share exchange agreement with EADS, our partner in three European joint ventures. During July 2003, the options and share exchange were exercised which will require us to deliver, subject to final regulatory approval, net consideration of approximately $130 consisting of approximately $48 in cash and an in-kind component of approximately $82 representing the return of a loan note currently owed to us by an affiliate of EADS. The net consideration is payable in euro and is subject to fluctuations between the euro and United States dollar. These transactions are expected to close prior to the end of the third quarter of 2003 and are not expected to have a material impact on our business, results of operations and financial condition.

Discontinued operations

As of June 30, 2003, accruals relating to our discontinued access solutions operations totaled $84 and were related to future contractual obligations and estimated liabilities during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition. During the first half of 2003, we generated cash of approximately $273 on the disposition of various assets from the access solutions operations.

For additional information related to our discontinued operations, see “Discontinued operations” in note 15 of the accompanying unaudited consolidated financial statements.

Sources of liquidity

Available credit facilities

We currently have $750 in available and undrawn credit facilities which expire in April 2005. These credit facilities were entered into on April 12, 2000 by Nortel Networks Limited and Nortel Networks Inc. and permit borrowings for general corporate purposes. As of June 30, 2003, there were no balances drawn under our available credit facilities.

The $750 April 2000 five year credit facilities contain a financial covenant requiring that Nortel Networks Limited’s consolidated tangible net worth at any time be not less than $1,888. As of June 30, 2003, we were in compliance with this covenant. We continue to monitor the financial position of Nortel Networks Limited in light of this covenant and if we incur net losses or record additional charges relating to our restructuring work plan, the accounting of our registered pension plans, the valuation of deferred income tax assets or for other events, Nortel Networks Limited’s consolidated tangible net worth may be reduced below the $1,888 threshold. If Nortel Networks Limited is unable to comply with the consolidated tangible net worth covenant, we will be unable to access the $750 April 2000 five year credit facilities.

Available support facility

On February 14, 2003, Nortel Networks Limited entered into an agreement with EDC regarding arrangements to provide support, on a secured basis, of certain of its performance related obligations arising out of normal course business activities. This facility, which, following an amendment on July 10, 2003, expires on December 31, 2005, provides for up to $750 in support including $300 of committed revolving support for performance bonds or similar instruments of which $123 was utilized as at June 30, 2003. The remainder is uncommitted support for performance bonds, receivables sales and/or securitizations of which $65 was utilized as at June 30, 2003.

The support facility with EDC does not materially restrict Nortel Networks Limited’s ability to sell any of its assets (subject to certain maximum amounts) or to purchase or pre-pay any of its currently outstanding debt. EDC is not obligated to make any support available unless certain customary conditions are satisfied and Nortel Networks Limited’s senior long-term debt rating by Moody’s Investor Services, Inc., or Moody’s, has not been downgraded to less than B3 and its debt rating by Standard & Poor’s has not been downgraded to less than B—. If Nortel Networks Limited defaults on its obligations under the support facility with EDC and EDC calls upon the security provided under the security agreements in an amount exceeding $100, Nortel Networks Limited and Nortel Networks Inc. would also, as a result, be in default under the $750 April 2000 five year credit facilities and we and Nortel Networks Limited would be in default under our outstanding public debt.

Nortel Networks Limited’s obligations under the support facility with EDC are secured on an equal and ratable basis under the existing security agreements entered into by Nortel Networks Limited and various of our subsidiaries that pledge substantially all of Nortel Networks Limited and its subsidiaries assets in favor of the banks under the $750 April 2000 five year credit facilities, the holders of Nortel Networks Limited’s public debt securities and the holders of our 4.25% convertible senior notes. The security provided under the security agreements is comprised of:

•	pledges of substantially all of the assets Nortel Networks Limited and those of most of its United States and Canadian subsidiaries;

•	share pledges in certain of Nortel Networks Limited’s other subsidiaries; and

•	guarantees by certain of Nortel Networks Limited’s wholly owned subsidiaries.

If Nortel Networks Limited’s senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security and guarantees will be released in full in respect of the banks, EDC, the public debtholders and any other party secured under the security agreements at that time. If both the $750 April 2000 five year credit facilities and the support facility with EDC are terminated, or expire, the security and guarantees will also be released in full in respect of the banks, EDC, the public debtholders and any other party secured under the security agreements at that time. Nortel Networks Limited may provide EDC with cash collateral in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under this facility (or any other alternative collateral acceptable to EDC) in lieu of the security provided under the security agreements.

For additional information relating to our outstanding public debt, the $750 April 2000 five year credit facilities and the support facility with EDC, see “Long-term debt, credit and support facilities” and “Supplemental consolidating financial information” in notes 7 and 18, respectively, of the accompanying unaudited consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 18 of the accompanying unaudited consolidated financial statements. For information relating to our debt ratings, see “Credit ratings” below. See “Forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our credit and support facilities in the future.

Shelf registration statement and base shelf prospectus

In the second quarter of 2002, we filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify for the potential sale of up to $2,500 of various types of securities in the United States and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of June 30, 2003, approximately $1,700 of the $2,500 available under the shelf registration statement and base shelf prospectus has been utilized. Approximately $800 remains available for use.

Credit ratings

Rating on long-term
debt issued or
	guaranteed by	Rating on preferred
	Nortel Networks Limited/	shares issued by
Rating agency	Nortel Networks Corporation	Nortel Networks Limited	Last update

Standard & Poor’s Ratings Service	B	CCC	September 18, 2002

Moody’s Investor Services, Inc.	B3	Caa3	November 1, 2002

The ratings remain on negative outlook by Moody’s and Standard & Poor’s. There can be no assurance that our credit ratings will not be lowered further or that such ratings agencies will not issue adverse commentaries, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. Our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the support facility with EDC and/or enter into normal course derivative or hedging transactions.

Off-balance sheet arrangements, contractual obligations and contingent liabilities and commitments

Off-balance sheet arrangements

We have conducted certain receivable sales and lease financing transactions through special purpose entities.

Our receivable sales transactions are generally conducted either directly with financial institutions or with multi-seller conduits. Under the criteria set out in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46, we do not expect that we will be required to consolidate any of these entities or provide any of the additional disclosures set out in FIN 46.

Certain lease financing transactions are structured through single transaction special purpose entities that currently do not have sufficient equity at risk as defined in FIN 46. In addition, we retain certain risks associated with guaranteeing recovery of the unamortized principal balance of debt which is expected to represent the majority of the risks associated with the special purpose entities’ activities. The amount of the guarantee will be adjusted over time as the underlying debt matures. Therefore, we will be required to consolidate the assets, liabilities and any non-controlling interests of these special purpose entities effective July 1, 2003. The total assets and total liabilities held by these entities at June 30, 2003 were each approximately $181 and represented the collateral and maximum exposure to loss, respectively, as a result of our involvement with these entities.

For additional information, see “Significant accounting policies” in note 1(c) of the accompanying unaudited consolidated financial statements.

Contractual obligations

Our contractual cash obligations for long-term debt, outsourcing contracts, operating leases and unconditional purchase obligations remained substantially unchanged from the amounts disclosed as at December 31, 2002 in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC. See “Contractual cash obligations” for additional information.

Contingent liabilities and commitments

Customer financing commitments

See “Customer financing” for additional information on our outstanding customer financing commitments.

Purchase commitments

Our purchase commitments remain substantially unchanged from the amounts disclosed as at December 31, 2002 in our Annual Report on Form 10-K filed with the SEC.

Commitment relating to joint ventures/minority interests

See “Joint ventures/minority interests” for additional information relating to the acquisition of the minority interest in two of our joint ventures and the disposition of our equity interest in a third joint venture.

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

Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. For additional information, see “Guarantees” in note 9 of the accompanying unaudited consolidated financial statements.

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

For additional information relating to our derivative financial instruments, you should refer to “Significant accounting policies” in note 2(s) and “Financial instruments and hedging activities” in note 11 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

We manage foreign exchange exposures using forward and option contracts to hedge firm sale and purchase commitments. Our most significant foreign exchange exposures are in the Canadian dollar, the United Kingdom pound and the euro. We enter into United States to Canadian dollar forward and option contracts intended to hedge the United States to Canadian dollar exposure on future revenues and expenditure streams. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, we recognize the gains and losses on the effective portion of these contracts in income when the hedged transaction occurs. Any ineffective portion of these contracts is recognized in income immediately.

We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business will be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our exposures to major currencies. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Given our exposure to international markets, we regularly monitor all of our foreign currency exposures. We cannot predict whether we will incur foreign exchange losses in the future. However, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition.

We manage interest rate exposures using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. We manage these exposures using interest rate swaps which reduce interest expense fluctuations. We record net settlements on these swap instruments as adjustments to interest expense.

For additional information on our exposure to foreign currency and interest rate risk, you should refer to our “Market Risk” discussion in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

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

For additional information related to our legal proceedings, see “Contingencies” in note 16 of the accompanying unaudited consolidated financial statements.

Forward looking statements

Certain statements in this Quarterly Report, contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions” and other similar language and are considered forward looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described below. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

We have restructured our business to respond to industry and market conditions. The assumptions underlying our restructuring efforts may prove to be inaccurate and we may have to restructure our business again in the future.

We have substantially completed our efforts to restructure our business to realign resources and achieve desired cost savings. We have based our restructuring efforts on certain assumptions regarding the cost structure of our business and the nature, severity and duration of the industry downturn. These assumptions may or may not be correct and as a result, we may determine that further restructuring in the future will be needed. Our restructuring efforts may not be sufficient for us to achieve sustained profitability and meet the changes in industry and market conditions. We must manage the potentially higher growth areas of our business, as well as the non-core areas, in order for us to achieve sustained profitability.

While restructuring, we have made, and will continue to make, judgments as to whether we should further reduce our workforce or exit, or dispose of, certain businesses. These workforce reductions may impair our ability to achieve our current or future business objectives. Costs incurred in connection with restructuring efforts may be higher than estimated. Any decision by management to further limit investment or exit, or dispose of, businesses may result in the recording of additional charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or sustained profitability.

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

Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to successfully implement programs to stimulate customer spending by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their networks;

•	our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;

•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;

•	increased price and product competition in the networking industry;

•	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities, provisions and other items in our consolidated financial statements;

•	the impact of changes in global capital markets and interest rates on our pension plan assets and obligations;

•	our ability to complete our restructuring work plan without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies, the delivery of high quality robust products at competitive prices, the maintenance of technological leadership, the effectiveness of our internal processes and organizations and the retention of qualified personnel;

•	fluctuations in our gross margins;

•	the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;

•	variations in sales channels, product costs and the mix of products sold;

•	the size and timing of customer orders and shipments;

•	our ability to continue to obtain customer performance bonds and contracts;

•	our ability to maintain appropriate inventory levels;

•	the impact of acquired businesses and technologies;

•	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products; and

•	the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage.

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

There are trends and factors affecting the industry that are beyond our control and may affect our operations. Such trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

•	adverse changes in our current credit condition or the credit quality of our customers and suppliers;

•	adverse changes in the market conditions in our industry and the specific markets for our products;

•	the trend towards the sale of integrated networking solutions;

•	visibility to, and the actual size and timing of, capital expenditures by our customers;

•	inventory practices, including the timing of product and service deployment, of our customers;

•	the amount of network capacity and the network capacity utilization rates of our customers, and the amount of sharing and/or acquisition of new and/or existing network capacity by our customers;

•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

•	conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;

•	changes in legislation or accounting rules and governmental regulation or intervention affecting communications or data networking;

•	computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems; and

•	acts of war or terrorism or transmission of contagious diseases, such as Severe Acute Respiratory Syndrome, or SARS, in the Asia Pacific region, that could lead to disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

Reduced capital spending and negative economic conditions in our industry have resulted in, and could continue to result in, reduced demand for, or increased pricing pressures on, our products.

Our gross margins may be negatively affected, which in turn would negatively affect our operating results and could contribute to volatility in the market price of our common shares.

Our gross margins may be negatively affected as a result of a number of factors, including:

•	increased price competition;

•	excess capacity or excess fixed assets;

•	customer and contract settlement costs;

•	higher product, material or labor costs;

•	increased inventory provisions or contract and customer settlement costs;

•	warranty costs;

•	obsolescence charges;

•	loss of cost savings on future inventory purchases as a result of high inventory levels;

•	introduction of new products and costs of entering new markets;

•	increased levels of customer services;

•	changes in distribution channels;

•	changes in product and geographic mix; and

•	accruals for the employee return to profitability bonus plan or other incentive bonuses.

Lower than expected gross margins would negatively affect our operating results and could contribute to volatility in the market price of our common shares.

We may not be able to attract or retain the specialized technical and managerial personnel necessary to achieve our business objectives.

Competition for certain key positions and specialized technical personnel in the high-technology industry remains strong, despite current economic conditions. We believe that our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions and in our key areas of potential growth. An important factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans and employee investment plans. The scope of these programs for employees and the value of these opportunities have been adversely affected by the volatility or negative performance of the market price for our common shares. We may also find it more difficult to attract or retain qualified employees because of our recent significant workforce reductions and business performance which has negatively impacted our level of incentive programs and incentive compensation plans. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. We are also more dependent on those employees we have retained, as many have taken on increased responsibilities due to the workforce reductions. If we are not successful in attracting, recruiting or retaining qualified employees, including members of senior management, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

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

Our $750 April 2000 five year credit facilities include a financial covenant which requires that Nortel Networks Limited’s consolidated tangible net worth at any time be not less than $1,888. We continue to monitor the financial position of Nortel Networks Limited in light of this covenant and we expect that if we incur net losses or record additional charges relating to our restructuring work plan, the accounting for our registered pension plans, the valuation of deferred income tax assets or for other events, Nortel Networks Limited’s consolidated tangible net worth may be reduced below the $1,888 threshold. If Nortel Networks Limited is unable to comply with this covenant, we will be unable to access these credit facilities.

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to conclude satisfactory arrangements for alternative support for certain obligations arising out of our normal course business activities.

The support facility with EDC may not provide all the support we require in respect of certain of our obligations arising out of our normal course of business activities. In particular, although this facility provides for up to $750 in support, only $300 is committed support for performance bonds. In addition, bid and performance related bonds with terms that extend beyond December 31, 2005, which is the expiry date of this facility, are currently not eligible for the support provided by this facility. Unless EDC agrees to an extension of the facility or agrees to provide support outside the scope of the facility, we may be required to provide cash collateral to support these obligations. We cannot provide any assurance that we will reach an agreement with EDC on these matters. We are also in discussions with banks and financial institutions regarding arrangements, in addition to the support facility with EDC, that would provide for additional support, possibly on a secured basis, of these obligations, which include letters of credit, letters of guarantee, indemnity arrangements, performance bonds, surety bonds, receivables purchases, securitizations and similar instruments and arrangements. We cannot provide any assurance that such discussions will result in satisfactory arrangements. If we are unable to successfully conclude these arrangements and do not have access to sufficient support for such obligations under the support facility with EDC, an increased portion of our cash and cash equivalents may be restricted as cash collateral provided as security for these obligations, which could adversely affect our ability to support some of our normal course business activities and our ability to borrow in the future.

Changes in respect of our public debt ratings or current credit condition may materially and adversely affect the availability, the cost and the terms and conditions of our debt and existing and alternative financing arrangements.

Certain of our outstanding debt instruments are publicly rated by independent rating agencies, which ratings are below investment grade. These public debt ratings and our current credit condition affect our ability to raise debt, our access to the commercial paper market (which is currently closed to us), our ability to engage in alternative financing arrangements, our ability to engage in normal course derivative or hedging transactions and our ability to obtain customer bid, performance related and other bonds and contracts. These public debt ratings have also caused the security that we granted to certain banks and holders of our outstanding public debt under our existing security agreements to become effective. This security, which consists of pledges of substantially all of the assets of Nortel Networks Limited, will continue to apply to Nortel Networks Limited’s obligations under the $750 April 2000 five year credit facilities, the support facility with EDC and our outstanding public debt, unless such credit facilities are terminated or expire, and such support facility expires or alternative collateral is provided, or such public debt ratings return to investment grade (as specified in the credit facilities) or higher. The continued existence of such security arrangements may adversely affect our ability to incur additional debt or secure alternative financing arrangements. In addition, EDC is not obligated to make any support available unless certain customary conditions are satisfied and Nortel Networks Limited’s senior long-term debt rating by Moody’s has not been downgraded to less than B3 and that its debt rating by S&P has not been downgraded to less than B-.

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

The outcome of our comprehensive review and analysis of identifiable categories of assets and liabilities may impact prior periods.

The outcome of the comprehensive review and analysis of identifiable categories of assets and liabilities as more fully described under “Recent developments” above (the “comprehensive review”) may result in the elimination of certain assets and liabilities (including accruals and provisions). As part of the comprehensive review, we are currently assessing the support for liabilities which were initially recorded, along with corresponding charges to income, in prior periods. These liabilities represented less than 2% of our total liabilities as at June 30, 2003. The outcome of the comprehensive review is currently not expected to have a negative impact on our net assets. Reported results in one or more prior periods may be affected, potentially resulting in the non-material reduction of prior period losses. No amounts relating to the elimination of any such assets and liabilities have been included in our results for the second quarter of 2003. The comprehensive review is ongoing, and we expect to substantially conclude it in the third quarter of 2003.

Our performance may be materially and adversely affected if our expectations regarding market demand for particular products prove to be wrong.

We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic and that the use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet will significantly impact traditional voice networks, both wireline and wireless. We believe that this will create market discontinuities. By market discontinuities, we mean opportunities for new technologies, applications, products and services that enable the secure, rapid and efficient transport of large volumes of information over networks and allow service providers and carriers to increase revenues and improve operating results. Market discontinuities will also make traditional voice network products and services less effective as they were not designed for data traffic. We believe that these market discontinuities in turn will lead to the convergence of data and voice through upgrades of traditional voice networks to transport large volumes of data traffic or through the construction of new networks designed to transport both voice and data traffic. Either approach would require significant capital expenditures by service providers. We also believe that such developments will give rise to the demand for IP optimized networking solutions, and third generation, or 3G, wireless networks. IP is the predominant method by which data is sent from one computer to another on the Internet — a data message is divided into smaller packets which contain both the sender’s unique IP address and the receiver’s unique IP address, and each packet is sent, potentially by different routes and as independent units, across the Internet. There is no continuing connection between the end points which are communicating versus traditional telephone communications which involve establishing a fixed circuit that is maintained for the duration of the voice or data communications call. 3G wireless networks are an evolution of communications networks from second generation wireless networks for voice and low speed data communications that are based on circuit switching — when a call is dialed, a circuit is established between the mobile handset and the third party, and the connection lasts for the duration of the call. By comparison, 3G networks allow devices to be “always on” because the networks are packet-based. We expect 3G wireless networks to include such features as voice, high speed data communications and high bandwidth multimedia capabilities, and usability on a variety of different communications devices, such as cellular telephones and pagers, with the user having accessibility anywhere and at any time to these features.

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

Our industry is subject to uncertainty over adoption of industry standards and protection of intellectual property rights. Our success is dependent on our proprietary technology, for the protection of which we rely on patent, copyright, trademark and trade secret laws. While our business is global in nature, the level of protection of our proprietary technology provided by such laws varies by country. Our issued patents may be challenged, invalidated or circumvented, and our rights under issued patents may not provide us with competitive advantages. Patents may not be issued from pending applications, and claims in patents issued in the future may not be sufficiently broad to protect our proprietary technology. In addition, claims of intellectual property infringement or trade secret misappropriation may be asserted against us or our customers in connection with their use of our products and the outcome of any such claims are uncertain. A failure by us to react to changing industry standards, the lack of broadly-accepted industry standards, successful claims of intellectual property infringement or other intellectual property claims against us or our customers, or a failure by us to protect our proprietary technology, could have a material adverse effect on our business, results of operations and financial condition. In addition, if others infringe on our intellectual property rights, we may not be able to successfully contest such challenges.

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

Investment decisions of our customers could be affected by regulation of the Internet in any country where we operate. We could also be materially and adversely affected by an increase in competition among equipment suppliers or by reduced capital spending by our customers, as a result of a change in the regulation of the industry. On February 20, 2003, the United States Federal Communications Commission, or the FCC, announced a decision in its triennial review proceeding of the agency’s rules regarding unbundled network elements, or UNEs. The text of the FCC’s order including an explanation of the reasons for the decision has not yet been released. Although the decision may affect the decisions of our United States based service provider customers regarding investment in telecommunications infrastructure, the extent of the impact has not been determined. If a jurisdiction in which we operate adopts measures which affect the regulation of the Internet and/or other aspects of the industry, we could experience both decreased demand for our products and increased costs of selling such products. Changes in laws or regulations governing the Internet, Internet commerce and/or other aspects of the industry could have a material adverse effect on our business, results of operations and financial condition.

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

Substantial price volatility may result in our failure to meet the minimum listing requirements of the New York Stock Exchange which include a minimum share price condition.

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

There can be no assurance that any increase in the market price for each of our common shares resulting from a share consolidation will be sustainable or that it will equal or exceed the direct arithmetical result of the consolidation (that is, from five to ten times the pre-consolidation price, depending on the ratio selected by our board of directors) since there are numerous factors and contingencies that would affect such price, including the status of the market for the common shares at the time, our reported results of operations in future periods and general economic, geopolitical, stock market and industry conditions. Accordingly, the total market capitalization of our common shares after a possible share consolidation may be lower than the total market capitalization before such consolidation and, in the future, the market price of the common shares may not exceed or remain higher than the market price prior to such consolidation. Further, there can be no assurance that, post consolidation, Nortel Networks will continue to meet the minimum listing requirements of the New York Stock Exchange. If such minimum listing requirements are not met, the New York Stock Exchange would have discretionary authority to begin delisting proceedings. The delisting of Nortel Networks common shares from the New York Stock Exchange could have a material adverse effect on the market price and liquidity of the common shares.

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

On June 12, 2002, concurrent with the offering of our common shares, 28,750 equity units were offered, each initially evidencing ownership of a prepaid forward purchase contract, or purchase contract, entitling the holder to receive our common shares, and specified zero-coupon U.S. treasury strips. The aggregate number of our common shares issuable on the settlement date of the remaining purchase contracts will be between approximately 373 million and 448 million shares, subject to some anti-dilution adjustments (which include adjustments for a possible consolidation of our common shares), depending on the applicable market value of Nortel Networks common shares. As at July 31, 2003, 22,090 purchase contracts were outstanding. The settlement date for each purchase contract is August 15, 2005, subject to acceleration or early settlement in certain cases. If we are involved in a merger, amalgamation, arrangement, consolidation or other reorganization event (other than with or into Nortel Networks Limited or certain other subsidiaries) in which all of our common shares are exchanged for consideration of at least 30 percent of the value of which consists of cash or cash equivalents, then a holder of purchase contracts may elect to accelerate and settle some or all of its purchase contracts, for our common shares. The settlement date under each purchase contract will automatically accelerate upon the occurrence of specified events of bankruptcy, insolvency or reorganization with respect to us. Upon acceleration of the settlement date, holders will be entitled to receive 20,263.12 common shares per purchase contract (regardless of the market price of our common shares at that time), subject to some anti-dilution adjustments. A holder of purchase contracts may also elect to accelerate the settlement date in respect of some or all of its purchase contracts. Upon an early settlement, the holder will receive 16,885.93 common shares per purchase contract (regardless of the market price of Nortel Networks common shares at that time), subject to some anti-dilution adjustments. An acceleration of the settlement date or early settlement of our purchase contracts could contribute to volatility in the market price of our common shares.

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

Certain customers have been experiencing financial difficulties and have failed to meet their financial obligations. As a result, we have incurred charges for increased provisions related to certain trade and customer financing receivables. If there are further increases in the failure of our customers to meet their customer financing and receivables obligations to us or if the assumptions underlying the amount of provisions we have taken with respect to customer financing and receivables obligations do not reflect actual future financial conditions and customer payment levels, we could incur losses in excess of our provisions, which could have a material adverse effect on our cash flow and operating results.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial statements of Nortel Networks due to adverse changes in financial market prices and rates. Nortel Networks market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 10, 2003.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As at the end of the period covered by this report, Nortel Networks carried out an evaluation under the supervision and with the participation of management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Nortel Networks disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports Nortel Networks files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, except to the extent noted in (b) below.

(b) Changes in Internal Control

In light of a period of unprecedented industry adjustment and subsequent restructuring actions, including workforce reductions and asset write-downs, in the second quarter of 2003 Nortel Networks initiated a comprehensive review and analysis of identifiable categories of its assets and liabilities (the “comprehensive review”). The amounts under review were recorded when Nortel Networks balance sheet and income statement were much larger. Specifically, what would have been relatively minor amounts in prior periods may be considered to be material to current periods. The comprehensive review is in addition to reviews normally performed by Nortel Networks in connection with the recording of current period financial results.

The outcome of the comprehensive review may result in the elimination of certain assets and liabilities (including accruals and provisions). As part of the comprehensive review, Nortel Networks is currently assessing the support for certain of its liabilities which were initially recorded, along with corresponding charges to income, in prior periods. These liabilities represented less than 2% of Nortel Networks total liabilities as at June 30, 2003. The outcome of the comprehensive review is currently not expected to have a negative impact on Nortel Networks net assets. Reported results in one or more prior periods may be affected, potentially resulting in the non-material reduction of prior period losses. No amounts relating to the elimination of any such assets and liabilities have been included in Nortel Networks results for the second quarter of 2003. The comprehensive review is ongoing, and we expect to substantially conclude it in the third quarter of 2003.

In connection with the assessment of the liabilities (including accruals and provisions) identified above, Nortel Networks has noted certain deficiencies in documentary support. Nortel Networks continues to address this matter as part of the comprehensive review.

As part of the required communications by Deloitte & Touche LLP (“D&T”), Nortel Networks independent auditors, to the Nortel Networks Audit Committee, D&T informed the Audit Committee that this deficiency constituted a “reportable condition”, but not a “material weakness”, as those terms are defined under standards established by the American Institute of Certified Public Accountants. D&T noted that its assessment was based on such information as was available at the date of its communication to the Audit Committee and the materiality of the underlying amounts in the context of 2003 reported results. Further to discussions between and among Nortel Networks management, the Audit Committee and D&T, D&T's assessment is being taken into account in connection with the ongoing comprehensive review. While Nortel Networks is currently assessing whether any changes to Nortel Networks internal control over financial reporting are necessary, Nortel Networks expects that any such changes would be minor.

There has been no change in Nortel Networks internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

For a discussion of our material legal proceedings, see “Contingencies” in note 16 of the accompanying unaudited consolidated financial statements.

ITEM 2. Changes in Securities and Use of Proceeds

During the second quarter of 2003, Nortel Networks Corporation issued an aggregate of 61,429 shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE Inc. employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration pursuant to Regulation S under the United States Securities Act of 1933 (the “Securities Act”), as amended. All funds received by Nortel Networks Corporation in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to Nortel Networks Corporation to round up fractional entitlements into whole shares. Nortel Networks Corporation keeps these nominal amounts and uses them for general corporate purposes.

	Number of Common Shares Issued Without U.S.	Range of
	Registration Upon Exercise	Exercise Prices
Date of Exercise	of Stock Options Under Nortel/BCE Plans	Canadian $

04/25/2003	2,355	42.6513

04/28/2003	27,666	18.7456 – 46.4847

06/26/2003	31,408	54.1960

ITEM 4. Submissions of Matters to a Vote of Security Holders

The annual and special meeting of shareholders of Nortel Networks Corporation (the “Meeting”) was held on April 24, 2003.

(a)	Election of Directors

The shareholders elected each of the ten nominees for directors as listed in the Nortel Networks Corporation’s proxy circular and proxy statement dated March 10, 2003 as follows:

Director	Shares Voted For	Shares Withheld

Honourable J.J. Blanchard	2,165,334,570	54,986,887

R.E. Brown	2,125,866,970	94,453,966

J.E. Cleghorn	2,139,604,286	80,716,650

F.A. Dunn	2,193,316,168	26,995,564

L.Y. Fortier	2,019,201,089	201,110,702

R.A. Ingram	2,137,773,529	82,539,701

W.A. Owens	2,125,640,715	94,703,099

G. Saucier	2,125,091,654	94,945,001

S.H. Smith, Jr.	2,124,946,069	95,397,380

L.R. Wilson	2,125,999,094	94,345,027

(b)	Appointment of Auditors

The shareholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of Nortel Networks Corporation. The vote was by way of a show of hands and a ballot was not taken. The proxies received by Nortel Networks Corporation for the Meeting were as follows:

Shares For	Shares Withheld

2,075,577,480	68,876,187

(c)	Consolidation of Common Shares

The shareholders approved the special resolution to consolidate the issued and outstanding common shares of Nortel Networks Corporation as follows:

Shares Voted For	Shares Voted Against

2,131,920,291	80,805,217

(d)	Shareholder Rights Plan

The shareholders approved the reconfirmation and amendment to the Shareholder Rights Plan of Nortel Networks Corporation as follows:

Shares Voted For	Shares Voted Against

1,432,048,525*	171,803,781*

*	Includes number of shares voted by Non-Independent shareholders. The votes by the Non-Independent shareholders were as follows:

Shares Voted For	Shares Voted Against

1,324,000	20

(e)	Shareholder Proposals

The shareholders rejected the shareholder proposal that stock options shall be phased out as follows:

Shares Voted For	Shares Voted Against

232,655,639	1,374,959,596

The shareholders rejected the shareholder proposal that executive compensation policies shall include penalties as well as incentives as follows:

Shares Voted For	Shares Voted Against

183,932,941	1,423,560,336

The shareholders rejected the shareholder proposal to change the threshold for nomination of directors as follows:

Shares Voted For	Shares Voted Against

165,247,397	1,441,528,786

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amended general description of special cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited.

10.2	Nortel Networks Corporation Directors’ Deferred Share Compensation Plan as amended and restated, effective May 29, 2003.

10.3	Nortel Networks Limited Directors’ Deferred Share Compensation Plan as amended and restated, effective May 29, 2003.

10.4	Letter dated June 23, 2003 from Frank A. Dunn, President and Chief Executive Officer of Nortel Networks, to the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited regarding the voluntary return for cancellation of certain stock options to purchase common shares of Nortel Networks Corporation granted to and held by Frank A. Dunn.

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Nortel Networks Corporation furnished a Current Report on Form 8-K dated April 24, 2003 related to its financial results for the first quarter of 2003.

Nortel Networks Corporation filed a Current Report on Form 8-K dated April 24, 2003 related to its financial results for the first quarter of 2003.

Nortel Networks Corporation filed a Current Report on Form 8-K dated April 24, 2003 related to the approval by the shareholders of Nortel Networks Corporation at the annual and special meeting held on April 24, 2003 granting the Board of Directors of Nortel Networks Corporation the authority to implement a consolidation of its outstanding common shares, in its sole discretion and the reconfirmation and amendment of Nortel Networks Corporation shareholder rights plan.

Nortel Networks Corporation filed a Current Report on Form 8-K dated July 10, 2003 related to Amending Agreement No. 1 dated as of July 10, 2003 to the Master Facility Agreement dated as of February 14, 2003 between Nortel Networks Limited and Export Development Canada.

Nortel Networks Corporation furnished a Current Report on Form 8-K dated July 25, 2003 related to its financial results for the second quarter of 2003.

Nortel Networks Corporation filed a Current Report on Form 8-K dated July 25, 2003 related to its financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS CORPORATION
(Registrant)

Chief Financial Officer	Chief Accounting Officer

“D.C. BEATTY” D.C. BEATTY Chief Financial Officer	“M.J. GOLLOGLY” M.J. GOLLOGLY Controller

Date: August 11, 2003