Form 10-Q
period 2003-09-30
NORTEL NETWORKS CORP
filed 2003-11-19
CIK 72911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at October 31, 2003

4,160,366,330 without nominal or par value

EXPLANATORY NOTE

Nortel Networks Corporation previously announced it would restate its consolidated financial statements for the years ended December 31, 2000, 2001 and 2002 and the quarters ended March 31, 2003 and June 30, 2003. The consolidated statements of operations for the three and nine months ended September 30, 2002, the consolidated balance sheet as at December 31, 2002 and the consolidated statement of cash flows for the nine months ended September 30, 2002, including the applicable notes, contained in this Quarterly Report on Form 10-Q have been restated. For a description of the restatements, see “Restatements” in note 2 to the accompanying unaudited consolidated financial statements and “Developments in 2003 — Restatements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. In addition, at the earliest possible time in the fourth quarter of 2003, Nortel Networks Corporation expects to file an amended Annual Report on Form 10-K/A for the year ended December 31, 2002 and amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2003 and June 30, 2003 containing restated financial statements for the other relevant periods.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings	97

ITEM 2.	Changes in Securities and Use of Proceeds	97

ITEM 6.	Exhibits and Reports on Form 8-K	97

Signatures		99

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT and the GLOBEMARK are trademarks of Nortel Networks.
MOODY’S is a trademark of Moody’s Investor Services, Inc.
S&P, S&P 100, S&P 500 and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

PART I
FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)

NORTEL NETWORKS CORPORATION

Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions of U.S. dollars, except per share amounts)	2003	2002	2003	2002

		As restated *		As restated *
Revenues	$2,266	$2,350	$6,981	$8,044

Cost of revenues	1,074	1,440	3,717	5,302

Gross profit	1,192	910	3,264	2,742

Selling, general and administrative expense	486	700	1,413	2,163

Research and development expense	485	557	1,470	1,710

Amortization of acquired technology	32	38	98	122

Deferred stock option compensation	15	21	50	65

Special charges

Goodwill impairment	–	595	–	595

Other special charges	70	576	180	1,400

Gain on sale of businesses	(20)	(2)	(28)	(20)

Operating earnings (loss)	124	(1,575)	81	(3,293)

Other income (expense) — net	100	(13)	127	(45)

Interest expense

Long-term debt	(45)	(58)	(134)	(174)

Other	–	(12)	(10)	(33)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	179	(1,658)	64	(3,545)

Income tax benefit (expense)	(24)	(63)	4	461

	155	(1,721)	68	(3,084)

Minority interests — net of tax	(20)	(7)	(36)	(9)

Equity in net loss of associated companies — net of tax	(5)	(7)	(35)	(26)

Net earnings (loss) from continuing operations	130	(1,735)	(3)	(3,119)

Net earnings from discontinued operations — net of tax	55	2	244	21

Net earnings (loss) before cumulative effect of accounting change — net of tax	185	(1,733)	241	(3,098)

Cumulative effect of accounting change — net of tax	–	–	(8)	–

Net earnings (loss)	$185	$(1,733)	$233	$(3,098)

Basic earnings (loss) per common share

— from continuing operations	$0.03	$(0.40)	$0.00	$(0.85)

— from discontinued operations	0.01	0.00	0.05	0.01

Basic earnings (loss) per common share	$0.04	$(0.40)	$0.05	$(0.84)

Diluted earnings (loss) per common share

— from continuing operations	$0.03	$(0.40)	$0.00	$(0.85)

— from discontinued operations	0.01	0.00	0.05	0.01

Diluted earnings (loss) per common share	$0.04	$(0.40)	$0.05	$(0.84)

* See note 2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTEL NETWORKS CORPORATION

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(millions of U.S. dollars)	2003	2002

		As restated *
ASSETS

Current assets

Cash and cash equivalents	$3,566	$3,791

Restricted cash and cash equivalents	113	249

Accounts receivable — net	2,065	2,163

Inventories — net	928	986

Income taxes recoverable	63	58

Deferred income taxes — net	415	790

Other current assets	419	681

Total current assets	7,569	8,718

Investments	183	248

Plant and equipment — net	1,470	1,467

Goodwill	2,233	2,201

Deferred income taxes — net	3,224	2,579

Other assets including intangible assets — net	603	900

Total assets	$15,282	$16,113

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$23	$30

Trade and other accounts payable	768	872

Payroll and benefit-related liabilities	708	507

Contractual liabilities	768	1,215

Restructuring	273	548

Other accrued liabilities	2,311	2,974

Long-term debt due within one year	112	233

Total current liabilities	4,963	6,379

Long-term debt	3,758	3,749

Deferred income taxes — net	280	345

Other liabilities	2,289	2,323

Total liabilities	11,290	12,796

Minority interests in subsidiary companies	613	665

Guarantees, commitments and contingencies (notes 11, 12 and 18)

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited; issued and outstanding shares:

4,003,594,788 at September 30, 2003 and 3,850,169,343 at December 31, 2002	33,802	33,583

Additional paid-in capital	3,554	3,754

Deferred stock option compensation	(38)	(91)

Accumulated deficit	(33,006)	(33,239)

Accumulated other comprehensive loss	(933)	(1,355)

Total shareholders’ equity	3,379	2,652

Total liabilities and shareholders’ equity	$15,282	$16,113

* See note 2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTEL NETWORKS CORPORATION

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(millions of U.S. dollars)	2003	2002

		As restated *
Cash flows from (used in) operating activities

Net earnings (loss) from continuing operations	$(3)	$(3,119)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	433	528

Non-cash portion of special charges and related asset write downs	8	1,290

Equity in net loss of associated companies	35	26

Current and deferred stock option compensation	69	65

Deferred income taxes	(8)	(471)

Other liabilities	119	(14)

Gain on repurchases of outstanding debt securities	(4)	–

Gain on sale of investments and businesses	(67)	(28)

Other — net	38	530

Change in operating assets and liabilities	(1,231)	593

Net cash used in operating activities of continuing operations	(611)	(600)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(94)	(289)

Proceeds on disposals of plant and equipment	22	356

(Increase) decrease in restricted cash and cash equivalents	147	(420)

Increase in long-term receivables	(12)	(249)

Decrease in long-term receivables	207	253

Acquisitions of investments and businesses — net of cash acquired	(54)	(29)

Proceeds on sale of investments and businesses	51	79

Net cash from (used in) investing activities of continuing operations	267	(299)

Cash flows from (used in) financing activities

Decrease in notes payable — net	(39)	(314)

Proceeds from long-term debt	–	32

Repayments of long-term debt	(267)	(22)

(Increase) decrease in capital leases payable	(3)	(8)

Issuance of common shares	2	863

Issuance of prepaid forward purchase contracts	–	623

Net cash (used in) from financing activities of continuing operations	(307)	1,174

Effect of foreign exchange rate changes on cash and cash equivalents	97	16

Net cash (used in) from continuing operations	(554)	291

Net cash from discontinued operations	329	339

Net (decrease) increase in cash and cash equivalents	(225)	630

Cash and cash equivalents at beginning of period	3,791	3,460

Cash and cash equivalents at end of period	$3,566	$4,090

* See note 2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited)
(millions of U.S. dollars, except per share amounts, unless otherwise stated)

1.	Significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements of Nortel Networks Corporation (“Nortel Networks”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the accompanying unaudited consolidated financial statements are the same as those described in Nortel Networks audited consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2002, except as described in note 3. Although Nortel Networks is headquartered in Canada, the accompanying unaudited consolidated financial statements are expressed in United States dollars as the greater part of Nortel Networks financial results and net assets are denominated in United States dollars.

As described in note 2, the consolidated statements of operations for the three months and nine months ended September 30, 2002, the consolidated balance sheet as at December 31, 2002 and the consolidated statement of cash flows for the nine months ended September 30, 2002, including the applicable notes, were restated. At the earliest possible time in the fourth quarter of 2003, Nortel Networks expects to file with the SEC an amended Annual Report on Form 10-K/A for the year ended December 31, 2002 (“Nortel Networks Form 10-K/A”). In addition, the results of operations and cash flows for the six months ended June 30, 2003, as reflected in the consolidated statements of operations and cash flows for the nine months ended September 30, 2003, were restated. At the earliest possible time in the fourth quarter of 2003, Nortel Networks also expects to file with the SEC amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and June 30, 2003.

In the opinion of management, all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three months and nine months ended September 30, 2003 are not necessarily indicative of financial results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 10, 2003 and, when filed with the SEC, the Nortel Networks Form 10-K/A (collectively, “Nortel Networks Annual Report”), subject to the restated financial information described above.

Comparative figures

Certain 2002 figures in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2003 presentation and have been restated as set out in note 2.

2.	Restatements

In 2001, Nortel Networks entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. Nortel Networks implemented a company-wide restructuring plan to streamline its operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of its capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, Nortel Networks workforce declined significantly from January 1, 2001 to September 30, 2003 and over the same time period Nortel Networks significantly reduced its facilities.

Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated financial statements for the years ended December 31, 2000, 2001 and 2002 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews (collectively, the “comprehensive review”), Nortel Networks has determined that approximately $952 of certain liabilities (primarily accruals and provisions) carried on its previously reported consolidated balance sheet as at June 30, 2003 needed to be released to income in prior periods as part of the restatements. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate certain consolidated financial statements, Nortel Networks also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, Nortel Networks made adjustments to correct errors related to its deferred income tax assets and foreign currency translation accounts. In addition, Nortel Networks made reclassification adjustments within the consolidated balance sheet to better reflect the underlying nature of certain items; these reclassifications did not impact the net assets as at the end of any period. The net effect of all of these adjustments was a reduction in accumulated deficit as at June 30, 2003 of $505.

Nortel Networks has also undertaken a series of physical counts and reconciliations of plant and equipment. While Nortel Networks believes that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in its consolidated balance sheet as at September 30, 2003, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents Nortel Networks accumulated deficit as previously reported and after giving effect to the restatement adjustments as at June 30, 2003, March 31, 2003, December 31, 2002, December 31, 2001 and December 31, 2000:

Accumulated deficit

			December 31,
	June 30,	March 31,				Prior(a)
	2003	2003	2002	2001	2000	years

Accumulated deficit

As previously reported	$33,696	$33,682	$33,736	$30,151	$2,726

As restated	33,191	33,228	33,239	29,973	2,695

Cumulative adjustment	$(505)	$(454)	$(497)	$(178)	$(31)	$(4)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the quarterly periods ended June 30, 2003 and March 31, 2003 and the years ended December 31, 2002, 2001 and 2000:

Restated revenues and earnings (loss)

	Three months ended		December 31,

	June 30,	March 31,				Prior(a)	Total
	2003	2003	2002	2001	2000	years	adjustments

Revenues

As previously reported	$2,326	$2,399	$10,560	$17,511	$27,948

Adjustments	12	(22)	9	(103)	(17)	$(1)	$(122)

As restated	$2,338	$2,377	$10,569	$17,408	$27,931

Earnings (loss)

Earnings (loss) from continuing operations

As previously reported	$(14)	$(136)	$(3,585)	$(24,307)	$(2,995)

Adjustments	52	(35)	299	133	27	$4	$480

As restated	$38	$(171)	$(3,286)	$(24,174)	$(2,968)

Earnings (loss) from discontinued operations — net of tax

As previously reported	$–	$190	$–	$(3,010)	$(475)

Adjustments	(1)	–	20	14	–	$–	$33

As restated	$(1)	$190	$20	$(2,996)	$(475)

Net earnings (loss)

As previously reported	$(14)	$54	$(3,585)	$(27,302)	$(3,470)

Adjustments	51	(43)	319	147	27	$4	$505

As restated	$37	$11	$(3,266)	$(27,155)	$(3,443)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

The following presents details by category, aggregating to the net decrease in accumulated deficit of $505 as at June 30, 2003, resulting from the restatement adjustments:

Net decrease in accumulated deficit by category

Contract and customer-related accruals	$425

Special charges related to restructuring actions	342

Other accruals and provisions	185

Total accruals and provisions adjustments	$952

Income tax adjustments	$(158)

Revenue adjustments	(122)

Foreign currency translation adjustments related to Brazilian operations	(107)

Foreign currency translation adjustments — other	(60)

Decrease in accumulated deficit as at June 30, 2003	$505

Descriptions of the categories of the restatement adjustments to Nortel Networks accumulated deficit as at June 30, 2003 that were determined as a result of its comprehensive review are set forth below.

Contract and customer-related accruals

Approximately $425 of adjustments related to certain contract and customer-related accruals. These accruals were identified as having been accrued in error and were reversed in the appropriate periods. Nortel Networks identified situations in which additional accruals related to certain contracts were recognized when circumstances did not justify such accruals. Certain of these accruals were not supported by adequate documentation.

In addition, Nortel Networks identified situations where accruals were not released in the appropriate period. While these errors did not impact the cumulative reduction of the contract and customer-related accruals in the $425 of adjustments noted above, certain periods reflect adjustments to these accruals to recognize them in the appropriate periods.

Special charges related to restructuring actions

During the period January 1, 2000 to June 30, 2003, Nortel Networks recorded, prior to the restatement adjustments, $5,636 of special charges related to workforce reductions, contract settlement and lease costs, plant and equipment write-downs and other ancillary special charges in connection with the implementation of specific restructuring actions to streamline its operations and activities around core markets and operations. As part of the restatements, Nortel Networks has reduced, on a cumulative basis, $342 of special charges. The following table provides details of the total adjustments related to these special charges:

Severance and fringe benefits calculations	$226

Plant and equipment and real estate related adjustments	62

Contract settlements	54

Total special charges related to restructuring actions	$342

Approximately $226 of adjustments were made relating to special charges for costs associated with severance and fringe benefits offered to terminated employees due to calculation errors that resulted in excess charges being recorded at the time of initial recognition, or the failure to properly release or adjust accruals for subsequent changes in estimates and assumptions.

Approximately $62 of net adjustments related to special charges for plant and equipment and certain real estate facilities. These adjustments related to $53 of excess depreciation and amortization charges taken on previously written-down assets, $14 of computational errors related to foreign currency adjustments, $14 of incorrect recognition of proceeds received on the sale of previously written-down assets and $4 of other provisions determined to be in excess of appropriate amounts, partially offset by the need to recognize additional exit costs of $23 net for properties which had not previously been accrued to special charges.

Nortel Networks also had appropriately accrued $54 of certain costs associated with contract settlements with customers and suppliers related to exit activities. However, the timely reassessment of the estimates and assumptions used to establish these accruals was not carried out and accordingly the restatement adjustments reflected the release of such accruals in the appropriate periods.

Further, the timely reassessment of estimates and assumptions used in the establishment of certain workforce reduction provisions was not carried out and significant provisions for costs associated with fringe benefits offered to terminated employees were not released in the appropriate periods. While these errors did not impact the cumulative reduction of the special charges in the $342 of adjustments noted above, certain periods reflect adjustments to these provisions to recognize them in the appropriate periods.

Other accruals and provisions

Nortel Networks determined that approximately $185 of accruals and provisions related to certain items should not have been recorded as the appropriate conditions and documentation supporting the establishment of these accruals and provisions did not exist at the time of such recognition. The restatement adjustments included the reversal of these accruals and provisions in the periods in which they were originally recorded.

These restatement adjustments included $51 release of provisions previously established to bring into balance certain inter-company payables and receivables, $35 reversal of accruals for costs associated with programs to upgrade certain financial information systems and $25 reversal of accruals for discretionary bonuses in excess of amounts reasonably expected to be paid. Other adjustments made in connection with the restatements totaled $74 which related to the need to make modifications to accruals in a number of specific areas of risk in Nortel Networks businesses, including adjustments to accounts payable balances, warranty provisions, and other provisions and accruals. In addition, Nortel Networks determined that a $33 adjustment which had previously been recorded as a reduction of the provisions related to discontinued operations should have been recorded as an expense to continuing operations. This restatement adjustment has increased expense in prior periods relating to continuing operations, but has reduced discontinued operations expense by a similar amount.

Income tax adjustments

Nortel Networks has determined that certain tax liabilities, principally in Canada and the United States of approximately $142, were netted against deferred tax assets as at September 30, 2002 and subsequent period ends. As a result, the valuation allowance recorded in those affected tax jurisdictions at September 30, 2002 should have included an additional amount of approximately $142. The correction to the valuation allowance resulted in an increase to tax expense for the affected period.

Nortel Networks reduced the net deferred tax asset as of June 30, 2003 by approximately $16 for the tax impacts of the restatement adjustments. In tax jurisdictions where Nortel Networks had a valuation allowance, the deferred tax asset and corresponding valuation allowance were reduced to account for the impact of the related restatement adjustments.

Revenue adjustments

Nortel Networks recognized approximately $122 of net revenue in circumstances in which such revenue should have been deferred to later periods. Adjustments of $99 primarily related to the accounting treatment of certain contract related obligations with a limited number of customers. In these cases, such obligations should not have been recorded; rather, recognition of revenue should have been deferred. Also, in the Caribbean and Latin America region, Nortel Networks determined that there were $23 in revenue calculation errors. In the restatements, Nortel Networks deferred the recognition of such revenues to the appropriate periods and released associated accrued costs in the appropriate periods.

Foreign currency translation adjustments

From January 1, 1999 to June 30, 2003, Nortel Networks had recorded $107 of net losses on the translation of foreign currency denominated balances of its Brazilian entities in the currency translation adjustment account included in accumulated other comprehensive loss on its balance sheet. In connection with the comprehensive review, Nortel Networks determined that the appropriate accounting treatment would have been to record the foreign exchange losses in its statement of operations in the appropriate periods.

The restatements also reflected $60 of foreign currency translation adjustments as a result of the other restatement adjustment amounts.

Impacts of the restatements on the accompanying unaudited consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying unaudited consolidated financial statements.

Consolidated statement of operations for the three months ended September 30, 2002 as restated

Net loss for the three months ended September 30, 2002 was reduced by $66 from $1,799 to $1,733. The major components of the reduction included a $62 net decrease in income tax expense resulting from the effect on the valuation allowance recorded at September 30, 2002 of the prior period restatement adjustments offset by the current period income tax adjustment of $142 as noted above. Additionally, there was a $23 decrease resulting from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees. These reductions in net loss were partially offset by an $18 increase in selling, general and administrative expense which resulted primarily from the reversal of a previously recorded release of accruals for inter-company out of balance amounts and a $17 increase in other expense primarily due to $36 in losses from foreign exchange translation adjustments related to Nortel Networks Brazilian operations offset by $19 for other items.

Consolidated statement of operations for the nine months ended September 30, 2002 as restated

Net loss for the nine months ended September 30, 2002 was reduced by $239 from $3,337 to $3,098. The major components of the reduction included a $125 improvement in gross profit primarily from adjustments to contract and customer-related accruals, $89 from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees, a $30 decrease in selling, general and administrative expense and a $29 decrease in research and development expense, each due to a net decrease in other accruals and provisions. These reductions in net loss were partially offset by a $21 increase in other expenses (which included $36 in losses from foreign exchange translation adjustments related to Nortel Networks Brazilian operations and reduced by $15 of net adjustments for other items). Income tax adjustments of $17 represented the net effect of the tax expense related to the restatement adjustments, the resulting valuation allowance adjustment and the income tax adjustment of $142 as noted above.

Consolidated balance sheet as at December 31, 2002 as restated

Restatement adjustments

The above discussion regarding the restatements identified and classified the various adjustments by category and provided their measurement with respect to the net decrease in accumulated deficit as at June 30, 2003. The consolidated balance sheet which follows below presents the cumulative impact of the restatement adjustments classified by balance sheet line item as at December 31, 2002. The adjustments as at December 31, 2002 are of the same nature as those as at June 30, 2003. The changes to the consolidated balance sheet as a result of the cumulative impact of the restatement adjustments as at December 31, 2002 included a reduction in contractual liabilities largely due to the adjustments for contract and customer-related accruals, a reduction in restructuring liabilities as a result of the adjustments to special charges related to restructuring actions, a reduction in other accrued liabilities principally from adjustments related to other accruals and provisions and a reduction to the deferred tax asset principally related to the incorrect netting of certain tax liabilities against the deferred tax asset.

Reclassification adjustments

Reclassification adjustments were made between line items which also impacted the unaudited consolidated balance sheet as at December 31, 2002. The principal reclassifications resulted in, among other things, a net reduction to cash and notes payables of $70 to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary, an approximate $370 increase in accounts receivable and in other accrued liabilities to recognize advance billings in excess of revenues as a liability, and a $90 increase in net inventory with offsets in other current and other long-term assets.

Filing of restated financial statements

At the earliest possible time in the fourth quarter of 2003, Nortel Networks expects to file with the SEC the Nortel Networks
Form 10-K/A and amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and June 30, 2003 containing restated financial statements for the relevant periods.

Consolidated Statements of Operations (unaudited)

	Three months ended September 30, 2002			Nine months ended September 30, 2002

	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated

Revenues	$2,355	$(5)	$2,350	$8,040	$4	$8,044

Cost of revenues	1,454	(14)	1,440	5,423	(121)	5,302

Gross profit	901	9	910	2,617	125	2,742

Selling, general and administrative expense	682	18	700	2,193	(30)	2,163

Research and development expense	565	(8)	557	1,739	(29)	1,710

Amortization of acquired technology	38	–	38	122	–	122

Deferred stock option compensation	22	(1)	21	68	(3)	65

Special charges

Goodwill impairment	595	–	595	595	–	595

Other special charges	599	(23)	576	1,489	(89)	1,400

Gain on sale of businesses	–	(2)	(2)	(14)	(6)	(20)

Operating earnings (loss)	(1,600)	25	(1,575)	(3,575)	282	(3,293)

Other income (expense) — net	4	(17)	(13)	(24)	(21)	(45)

Interest expense

Long-term debt	(55)	(3)	(58)	(168)	(6)	(174)

Other	(12)	–	(12)	(33)	–	(33)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(1,663)	5	(1,658)	(3,800)	255	(3,545)

Income tax benefit (expense)	(125)	62	(63)	478	(17)	461

	(1,788)	67	(1,721)	(3,322)	238	(3,084)

Minority interests — net of tax	(6)	(1)	(7)	4	(13)	(9)

Equity in net loss of associated companies — net of tax	(5)	(2)	(7)	(19)	(7)	(26)

Net earnings (loss) from continuing operations	(1,799)	64	(1,735)	(3,337)	218	(3,119)

Net earnings from discontinued operations — net of tax	–	2	2	–	21	21

Net earnings (loss)	$(1,799)	$66	$(1,733)	$(3,337)	$239	$(3,098)

Basic earnings (loss) per common share

— from continuing operations	$(0.42)	$0.02	$(0.40)	$(0.91)	$0.06	$(0.85)

— from discontinued operations	0.00	0.00	0.00	0.00	0.01	0.01

Basic earnings (loss) per common share	$(0.42)	$0.02	$(0.40)	$(0.91)	$0.07	$(0.84)

Diluted earnings (loss) per common share

— from continuing operations	$(0.42)	$0.02	$(0.40)	$(0.91)	$0.06	$(0.85)

— from discontinued operations	0.00	0.00	0.00	0.00	0.01	0.01

Diluted earnings (loss) per common share	$(0.42)	$0.02	$(0.40)	$(0.91)	$0.07	$(0.84)

Consolidated Balance Sheet (unaudited)

	December 31, 2002

	As
	previously			As
	reported	Restatement	Reclassification	restated

ASSETS

Current assets

Cash and cash equivalents	$3,861	$–	$(70)	$3,791

Restricted cash and cash equivalents	249	–	–	249

Accounts receivable — net	1,910	(12)	265	2,163

Inventories — net	889	7	90	986

Income taxes recoverable	58	–	–	58

Deferred income taxes — net	791	(1)	–	790

Other current assets	718	15	(52)	681

Total current assets	8,476	9	233	8,718

Investments	246	2	–	248

Plant and equipment — net	1,444	23	–	1,467

Goodwill	2,201	–	–	2,201

Deferred income taxes — net	2,723	(144)	–	2,579

Other assets including other intangible assets — net	881	9	10	900

Total assets	$15,971	$(101)	$243	$16,113

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$100	$–	$(70)	$30

Trade and other accounts payable	902	(30)	–	872

Payroll and benefit-related liabilities	521	(14)	–	507

Contractual liabilities	1,547	(332)	–	1,215

Restructuring	785	(237)	–	548

Other accrued liabilities	2,894	(226)	306	2,974

Long-term debt due within one year	233	–	–	233

Total current liabilities	6,982	(839)	236	6,379

Long-term debt	3,719	(1)	31	3,749

Deferred income taxes — net	344	1	–	345

Other liabilities	2,352	(5)	(24)	2,323

Total liabilities	13,397	(844)	243	12,796

Minority interests in subsidiary companies	614	51	–	665

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited; issued and outstanding shares:

3,850,169,343 at December 31, 2002	33,587	(4)	–	33,583

Additional paid-in capital	3,734	20	–	3,754

Deferred stock option compensation	(96)	5	–	(91)

Accumulated deficit	(33,736)	497	–	(33,239)

Accumulated other comprehensive loss	(1,529)	174	–	(1,355)

Total shareholders’ equity	1,960	692	–	2,652

Total liabilities and shareholders’ equity	$15,971	$(101)	$243	$16,113

3.	Accounting changes

(a)	Stock-based compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”), which amended the transitional provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”) to allow the recognition of stock-based compensation under the fair value based method.

Prior to January 1, 2003, Nortel Networks, as permitted under SFAS 123, applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting and providing disclosures for its stock-based compensation plans. Under SFAS 123 and APB 25, Nortel Networks did not expense employee stock-based compensation using the fair value based method.

Effective January 1, 2003, Nortel Networks elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted or modified after January 1, 2003. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized over the stock option vesting period. Nortel Networks has also adopted the amended disclosure provisions of SFAS 148. Stock option expense (pre-tax) recorded during the three months and nine months ended September 30, 2003 was $7 and $19, respectively.

Had Nortel Networks applied the fair value based method to all stock-based awards, reported net earnings (loss) and earnings (loss) per common share would have decreased (increased) to the pro forma amounts indicated below for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net earnings (loss) — reported	$185	$(1,733)	$233	$(3,098)

Stock-based compensation — reported(a)	46	4	94	10

Deferred stock option compensation — reported(b)	15	21	50	47

Stock-based compensation — pro forma(c)	(122)	(337)	(325)	(847)

Net earnings (loss) — pro forma	$124	$(2,045)	$52	$(3,888)

Basic earnings (loss) per common share:

Reported	$0.04	$(0.40)	$0.05	$(0.84)

Pro forma	$0.03	$(0.47)	$0.01	$(1.06)

Diluted earnings (loss) per common share:

Reported	$0.04	$(0.40)	$0.05	$(0.84)

Pro forma	$0.03	$(0.47)	$0.01	$(1.06)

(a)	Stock-based compensation — reported included stock option expense, the employer portion of stock purchase plan contributions and restricted stock units expense. For the three months and nine months ended September 30, 2003, the amounts were net of tax of nil. For the three months and nine months ended September 30, 2002, the amounts were net of tax of nil and $3, respectively.
(b)	Deferred stock option compensation — reported represented the amortization of deferred stock option compensation related primarily to unvested stock options held by employees of companies acquired in a purchase acquisition. For the three months and nine months ended September 30, 2003, the amounts were net of tax of nil. For the three months and nine months ended September 30, 2002, the amounts were net of tax of nil and $18, respectively.
(c)	Stock-based compensation — pro forma included stock option expense, pro forma stock option expense, employer portion of stock purchase plan contributions, restricted stock units expense and deferred stock option compensation. For the three months and nine months ended September 30, 2003, the amounts were net of tax of nil. For the three months and nine months ended September 30, 2002, the amounts were net of tax of nil and $168, respectively.

The following weighted average assumptions were used in computing the fair value of stock options used to compute pro forma net earnings (loss) and pro forma earnings (loss) per common share for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Black-Scholes weighted-average assumptions

Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Expected volatility	93.29%	79.14%	92.49%	71.33%

Risk-free interest rate	3.17%	3.37%	2.81%	4.49%

Expected option life in years	4	4	4	4

Weighted average stock option fair value per option granted	$1.94	$0.60	$1.57	$3.50

(b)	Guarantees

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34” (“FIN 45”). FIN 45 defines a guarantee as a contract that contingently requires a guarantor to pay a guaranteed party as a result of changes in an underlying asset, liability or equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. FIN 45 requires that a liability be recognized for the estimated fair value of the guarantee at its inception. Guarantees issued prior to January 1, 2003 are not subject to the recognition and measurement provisions, but are subject to expanded disclosure requirements. Nortel Networks has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. Effective December 31, 2002 Nortel Networks adopted the disclosure requirements of FIN 45. In addition, effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of FIN 45 which apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the results of operations and financial condition of Nortel Networks (see note 11).

(c)	Asset retirement obligations

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to certain obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that a liability is initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to net earnings (loss). When the obligation is settled, any difference between the final cost and the recorded liability is recognized as income or loss on settlement. Effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of SFAS No. 143. The adoption of SFAS 143 resulted in a decrease to net earnings of $8 (net of tax of nil) which has been reported as a cumulative effect of an accounting change, the recording of a long-lived asset of $5 and an asset retirement obligation liability of $13.

(d)	Accounting for costs associated with exit or disposal activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supercedes the FASB Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)” (“EITF 94-3”). SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred, whereas under EITF 94-3 a liability for an exit cost was recognized when an entity committed to an exit plan. In addition, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The effect of SFAS 146 is to change the timing of recognition and the basis for measuring certain liabilities creating valuation differences between SFAS 146 and EITF 94-3. Exit and disposal activities initiated before December 31, 2002 continue to be accounted for under EITF 94-3. Nortel Networks adopted the requirements of SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on Nortel Networks results of operations and financial condition.

(e)	Consolidation of variable interest entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to those entities defined as Variable Interest Entities (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position (“FSP”) No. FIN 46-6 deferring the effective date for applying the provisions of FIN 46 for Variable Interest Entities created prior to February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. While the criteria for deferral were met, Nortel Networks elected early application of FIN 46. Effective July 1, 2003, Nortel Networks prospectively began consolidating certain special purpose entities in which Nortel Networks was considered the primary beneficiary following the guidance of FIN 46.

As at September 30, 2003, certain lease financing transactions that were structured through single transaction special purpose entities did not have sufficient equity at risk as defined in FIN 46. In addition, Nortel Networks retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the special purpose entities’ debt which represented the majority of the risks associated with the special purpose entities’ activities. The amount of the above guarantee will be adjusted over time as the underlying debt matures. As at September 30, 2003, the Nortel Networks consolidated balance sheet included $179 in long-term debt and $179 of plant and equipment — net related to these special purpose entities. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel Networks involvement with these entities.

Nortel Networks has conducted certain receivable sales and lease financing transactions through special purpose entities. Receivable sales transactions are generally conducted either directly with financial institutions or with multi-seller conduits. As at September 30, 2003, Nortel Networks was not required to, and did not, consolidate or provide any of the additional disclosures set out in FIN 46, with respect to the special purpose entities involving receivable sales.

(f)	Accounting for certain financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As at September 30, 2003, Nortel Networks continued to consolidate two enterprises with limited lives. Upon liquidation, the net assets of these entities will be distributed to the owners based on their relative interests at that time. The minority interest included in the balance sheet related to these entities as at September 30, 2003 was $37. Nortel Networks has not yet determined the fair value of this minority interest as at September 30, 2003. In November 2003, the FASB issued FSP No. FAS 150-3 deferring indefinitely the effective date for applying the specific provisions within SFAS 150 related to the classification and measurement of mandatorily redeemable noncontrolling interests. The adoption of SFAS 150 did not have a material impact on Nortel Networks results of operations and financial condition.

(g)	Accounting for revenue arrangements with multiple deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). In the absence of higher level accounting literature, EITF 00-21 governs how to separate and allocate revenue to goods or services or both that are to be delivered in a bundled sales arrangement. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003 and allows for either prospective application or cumulative adjustment upon adoption. Nortel Networks adopted the requirements of EITF 00-21 on a prospective basis effective July 1, 2003. The adoption of EITF 00-21 did not have a material impact on Nortel Networks results of operations and financial condition.

(h)	Amendment of statement 133 on derivative instruments and hedging activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an “underlying” to conform it to the language used in FIN 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003.

The provisions of SFAS 149 that relate to guidance in SFAS 133 Implementation Issues that have been effective for fiscal quarters which began prior to June 15, 2003 will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist will be applied to both existing contracts as well as new contracts entered into after June 30, 2003.

Effective July 1, 2003 Nortel Networks applied the requirements of SFAS 149 on a prospective basis to contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on Nortel Networks results of operations and financial condition.

(i)	Determining whether an arrangement contains a lease

In May 2003, the EITF reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). EITF 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” The guidance in EITF 01-8 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset, and is effective for Nortel Networks for arrangements entered into or modified after June 30, 2003. As at September 30, 2003, the adoption of EITF 01-8 did not have a material impact on Nortel Networks results of operations and financial condition. However, the impact of EITF 01-8 on Nortel Networks future results of operations and financial position will depend on the terms contained in contracts signed or contracts amended prospectively.

4.	Consolidated financial statement details

The following unaudited consolidated financial statement details are presented as at September 30, 2003 and December 31, 2002 for the consolidated balance sheets and for the nine months ended September 30, 2003 and 2002 for the consolidated statements of cash flows:

Consolidated balance sheets

Accounts receivable — net:

	September 30,	December 31,
	2003	2002

Trade receivables	$1,789	$1,915

Contracts in process(a)	553	765

	2,342	2,680

Less: provision for doubtful accounts	(277)	(517)

Accounts receivable — net	$2,065	$2,163

(a)	Amounts represented the recognized sales value of performance that was not billed or billable to customers as at September 30, 2003 and December 31, 2002, respectively.

Inventories — net:

	September 30,	December 31,
	2003	2002

Raw materials	$299	$343

Work in process	262	308

Finished goods	367	335

Inventories — net(a)	$928	$986

(a)	Net of inventory provisions of $988 and $1,070 as at September 30, 2003 and December 31, 2002, respectively. Other reserves for claims related to contract manufacturers and suppliers of $129 and $167 at September 30, 2003 and December 31, 2002, respectively, were included in other accrued liabilities. These accruals were related to cancellation charges, contracted for inventory in excess of future demand and the settlement of certain other claims.

Plant and equipment — net:

	September 30,	December 31,
	2003	2002

Cost:

Land	$59	$53

Buildings	1,328	1,168

Machinery and equipment	2,993	3,479

	4,380	4,700

Less: accumulated depreciation:

Buildings	(568)	(486)

Machinery and equipment	(2,342)	(2,747)

	(2,910)	(3,233)

Plant and equipment — net(a)	$1,470	$1,467

(a)	Included assets held for sale with a carrying value of $48 and $78 as at September 30, 2003 and December 31, 2002, respectively, related to owned facilities that were being actively marketed. These assets were written down in previous periods to their estimated fair values less costs to sell. The write down was included in special charges. We expect to dispose of all of these facilities by mid-2005.

Other accrued liabilities:

	September 30,	December 31,
	2003	2002

Outsourcing and selling, general and administrative related	$423	$623

Customer deposits	52	59

Product related	166	237

Warranty and known product defects	329	361

Deferred income	512	586

Miscellaneous taxes	123	131

Income taxes payable	87	99

Current liabilities of discontinued operations	81	81

Interest payable	40	77

Advance billings in excess of earnings(a)	329	365

Other	169	355

Other accrued liabilities	$2,311	$2,974

(a)	Amounts represented billings in excess of revenues recognized to date on long-term contracts.

Consolidated statements of cash flows

Change in operating assets and liabilities:

	September 30,	September 30,
	2003	2002

Accounts receivable	124	927

Inventories	98	409

Income taxes	19	1,290

Restructuring	(455)	(870)

Accounts payable and accrued liabilities	(684)	(982)

Other operating assets and liabilities	(333)	(181)

Total change in operating assets and liabilities	(1,231)	593

Interest and income taxes paid (recovered):

	September 30,	September 30,
	2003	2002

Interest paid	$176	$254

Income taxes paid (recovered)	$8	$(1,222)

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

During the nine months ended September 30, 2003, Nortel Networks determined that there was no triggering event requiring a test for impairment of goodwill.

During the three months ended September 30, 2002, an impairment test was performed on goodwill in accordance with SFAS 142 for all reporting units due to a significant adverse change in the business climate and taking into consideration Nortel Networks market capitalization at the end of the third quarter of 2002. All of Nortel Networks reporting units had fair values in excess of their carrying values with the exception of Optical Networks. As a result of Nortel Networks impairment test, Nortel Networks wrote off $595 of goodwill within the Optical Networks segment during the three months ended September 30, 2002.

Goodwill by reportable segment as at September 30, 2003 was as follows:

	Wireless	Enterprise	Wireline	Optical
	Networks	Networks	Networks	Networks	Other	Total

Balance — net as at December 31, 2002	$21	$1,657	$523	$–	$–	$2,201

Change:

Additions(a)	2	11	13	3	–	29

Foreign exchange	–	2	1	–	–	3

Balance — net as at September 30, 2003	$23	$1,670	$537	$3	$–	$2,233

(a)	See note 8 for details.

Investments

	September 30,	December 31,
	2003	2002

Investments at cost	$169	$180

Investments in associated companies at equity	14	68

Investments	$183	$248

The following table provides summarized statements of operations of a certain significant associated company for the nine months ended September 30, 2003 and 2002, respectively, which Nortel Networks accounted for under the equity method. The unaudited financial statements of this associated company are denominated in a foreign currency and the summarized information below has been translated into United States dollars at the average rates for the period for revenues and expenses.

Equity in net loss of associated companies — net of tax for the nine months ended September 30, 2003 included Nortel Networks interest in this associated company until the disposal of that interest during the three months ended September 30, 2003.

	Nine months ended September 30,
	2003	2002

Revenues	$426	$390

Operating loss	$62	$34

Net loss	$86	$45

5.	Segment information

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

Segments

The following table sets forth information by segment for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues

Wireless Networks	$1,005	$936	$2,939	$3,196

Enterprise Networks	579	616	1,737	1,928

Wireline Networks	439	484	1,494	1,757

Optical Networks	243	309	810	1,124

Other	–	5	1	39

Total	$2,266	$2,350	$6,981	$8,044

Contribution margin

Wireless Networks	410	278	1,073	861

Enterprise Networks	140	107	377	292

Wireline Networks	138	97	469	327

Optical Networks	92	(90)	134	(620)

Other	(74)	(182)	(202)	(281)

Total	$706	$210	$1,851	$579

Research and development expense	(485)	(557)	(1,470)	(1,710)

Amortization of acquired technology	(32)	(38)	(98)	(122)

Deferred stock option compensation	(15)	(21)	(50)	(65)

Special charges	(70)	(1,171)	(180)	(1,995)

Gain on sale of businesses	20	2	28	20

Other income (expense) — net	100	(13)	127	(45)

Interest expense	(45)	(70)	(144)	(207)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	$179	$(1,658)	$64	$(3,545)

6.	Special charges

During the three months and nine months ended September 30, 2003, Nortel Networks continued to implement its restructuring work plan. Changes in the provision for special charges are shown below:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Other	Total

Provision balance as at December 31, 2002(a)	$244	$629	$–	$9	$882

Special charges:

For the three months ended March 31, 2003	68	31	21	–	120

For the three months ended June 30, 2003	22	15	23	–	60

For the three months ended September 30, 2003	75	5	1	–	81

Revisions to prior accruals:

For the three months ended March 31, 2003	(22)	46	(32)	–	(8)

For the three months ended June 30, 2003	(13)	(44)	(5)	–	(62)

For the three months ended September 30, 2003	1	(12)	–	–	(11)

Cumulative provision (drawdowns) and adjustments in 2003:

Cash drawdowns	(249)	(197)	–	(9)	(455)

Non-cash drawdowns	(47)	–	(8)	–	(55)

Foreign exchange and other adjustments	16	19	–	–	35

Provision balance as at September 30, 2003(a)	$95	$492	$–	$–	$587

(a)	At September 30, 2003 and December 31, 2002, the short-term provision balances were $273 and $548, respectively, and the long-term provision balances were $314 and $334, respectively (included in other liabilities).

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)
	Direct(a)	Indirect(b)	Total

RFT employee notifications for the three months ended:

March 31, 2003	300	500	800

June 30, 2003	–	300	300

September 30, 2003	100	200	300

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees included employees performing manufacturing management, sales, marketing, research and development and administrative activities.

Three months and nine months ended September 30, 2003

During the three months and nine months ended September 30, 2003, Nortel Networks recorded total special charges of $70 and $180, respectively, which were net of revisions of $11 and $81, respectively, related to prior accruals.

Workforce reduction charges of $165 for the nine months ended September 30, 2003 were related to severance and benefit costs, including a pension settlement loss of $47, associated with approximately 1,400 employees notified of termination during the nine months ended September 30, 2003 which extended across all segments. Offsetting these charges were net revisions of $34 which were primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments. During the nine months ended September 30, 2003, the workforce reduction provision balance was drawn down by cash payments of $249 and the reclassification of the pension settlement amount to the pension liability account. The remaining provision is expected to be substantially drawn down by mid-2004.

Contract settlement and lease costs of $51 for the nine months ended September 30, 2003 consisted of net lease charges related to leased facilities (comprised of office, warehouse and manufacturing space) and leased furniture that were newly identified as no longer being used and which were valued using the estimated fair value method prescribed under SFAS 146. These costs extended across all segments. In addition to these charges were revisions of $10 resulting from changes in sublease revenue and cost to vacate estimates associated with certain properties which extended across all segments. During the nine months ended September 30, 2003, the provision balance for contract settlement and lease costs was drawn down by cash payments of $197. The remaining provision, net of approximately $353 in estimated sublease revenue, is expected to be substantially drawn down by the end of 2010.

Plant and equipment write downs of $45 for the nine months ended September 30, 2003 were related to current period write downs to fair value less costs to sell for various leasehold improvements and excess Optical Networks equipment. Revisions of $37 to prior write downs of assets held for sale resulted primarily from adjustments to original plans or estimated amounts for certain facility closures.

7.	Income taxes

At September 30, 2003, Nortel Networks net deferred tax assets, excluding discontinued operations, were $3,359 reflecting temporary differences between financial reporting and the tax treatment of certain assets and liabilities, in addition to the tax benefit of net operating loss and tax credit carryforwards. These carryforwards expire at various dates beginning in 2003.

For the nine months ended September 30, 2003, Nortel Networks recorded a tax benefit on the pre-tax income of $64 from continuing operations before minority interests and equity in net loss of associated companies. This tax benefit resulted from the recognition of tax refunds received in the period and the reduction of deferred tax liabilities for temporary differences. This benefit was partially offset by the draw-down of deferred tax assets and current income tax provisions in certain taxable jurisdictions, and various non-income related taxes.

Nortel Networks reviews the valuation allowance on a quarterly basis. As a result of the latest review, Nortel Networks determined that the valuation allowance as at September 30, 2003 was appropriate. The valuation allowance was recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Our valuation allowance is primarily attributed to continued uncertainty in the industry. If market conditions deteriorate further or future results of operations are less than expected, an additional tax valuation allowance may be required for all or a portion of our deferred tax assets.

8.	Divestitures, closures and acquisitions

Acquisitions and Divestitures

High speed module operations

On August 10, 2003, Nortel Networks sold certain assets related to its high speed module operations to BreconRidge Manufacturing Solutions Corporation (“BreconRidge”). Nortel Networks received proceeds of $6 in the form of cash and a note receivable. As a result of this transaction, Nortel Networks recorded a loss of $1 during the three months ended September 30, 2003. The transaction included a minimum purchase commitment with BreconRidge requiring Nortel Networks to purchase approximately $11 and $33 of products during 2003 and 2004, respectively.

Nortel Networks Germany and Nortel Networks France

On October 19, 2002, Nortel Networks, through various subsidiaries, entered into a number of put option and call option agreements as well as a share exchange agreement with European Aeronautic Defence and Space Company EADS N.V. (“EADS”), its partner at that time in three European joint ventures. On July 1, 2003, EADS exercised its put option to sell its minority interest of 45 percent in Nortel Networks France S.A.S. (“NNF”) to Nortel Networks. On July 18, 2003, Nortel Networks exercised its call option and share exchange rights to acquire the minority interest held by EADS of 42 percent in Nortel Networks Germany GmbH & Co. KG (“NNG”) and to sell Nortel Networks equity interest of 41 percent in EADS Telecom S.A.S., formerly EADS Defence and Security Networks S.A.S (“EADS Telecom”) to EADS. The transactions were completed on September 18, 2003.

The purchase price of $236 for the minority interests of NNF and NNG included $58 of cash, an in-kind component of approximately $82, representing the return of a loan note that was owed to Nortel Networks by EADS Telecom, and the remaining shares of EADS Telecom held by Nortel Networks. The allocation of the purchase price resulted in the elimination of $65 of minority interest, settlement of a net liability of $96 related to the put and call options, and an increase of $46 in other assets and $29 in Goodwill (see note 4 for goodwill by reportable segment). The other assets of $46 related primarily to customer contracts and customer relationships and will be amortized over their estimated lives averaging 9 years, and were included in the consolidated balance sheet as at September 30, 2003. The sale of Nortel Networks 41 percent interest in EADS Telecom has resulted in the receipt of cash of $11 and a reduction in equity investments of $23. As a result of this transaction, Nortel Networks recognized a gain of $76 which is included in other income (expense) — net for the three months ended September 30, 2003. Except as noted below, there was no additional impact on the results of operations and financial condition, as NNF and NNG were already included in the consolidated results. The allocation referred to above for goodwill, other intangibles and gain are preliminary estimates and are subject to change pending completion of the valuation report.

As a result of the sale of Nortel Networks 41 percent interest in EADS Telecom, the remaining unamortized deferred gain of $21, related to the sale of substantially all of the assets in the Cogent Defence Systems business during the year ended December 31, 2001, was recognized and included in gain on sale of business. The gain had been deferred because Nortel Networks had an interest in EADS Telecom which had purchased the assets of the Cogent Defence Systems business from Nortel Networks.

9.	Long-term debt, credit and support facilities

Long-term debt

During the three months ended March 31, 2003, Nortel Networks purchased a portion of its 6.125 percent notes due February 15, 2006 with a face value of $39. The transaction resulted in a gain of $4 which was included in the consolidated statement of operations within other income (expense) — net for the nine months ended September 30, 2003.

Credit facilities

At September 30, 2003 and December 31, 2002, Nortel Networks had total unused committed credit facilities of $750. These credit facilities terminate on April 15, 2005.

Support facilities

On February 14, 2003, Nortel Networks principal direct operating subsidiary, Nortel Networks Limited (“NNL”), entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain performance related obligations arising out of normal course business activities for the benefit of Nortel Networks (the “EDC Support Facility”). On July 10, 2003, NNL and EDC amended the terms of the EDC Support Facility by extending the termination date of the facility to December 31, 2005 from June 30, 2004. All other material terms of the EDC Support Facility remained unchanged.

The EDC Support Facility provides for up to $750 in support including $300 of committed revolving support for performance bonds or similar instruments, of which $131 was utilized as at September 30, 2003. The remainder is uncommitted support, subject to certain limitations, for performance bonds, receivables sales and/or securitizations, of which $167 was utilized as at September 30, 2003. For additional information, see note 21 in the Nortel Networks Annual Report.

On February 14, 2003, NNL’s obligations under the EDC Support Facility became secured on an equal and ratable basis under the existing security agreements entered into by NNL and various of its subsidiaries that pledge substantially all of the assets of NNL in favor of the banks under the NNL and Nortel Networks Inc. (“NNI”) $750 April 2000 five year credit facilities and the holders of Nortel Networks public debt securities. This security became effective in favor of the banks and the public debt holders on April 4, 2002 (see note 20).

10.	Financial instruments and hedging activities

On January 27, 2003, various cross currency coupon swaps (notional amount of Canadian $350) were terminated. There was no impact to net earnings (loss) on termination as these instruments were not designated as hedges and changes in fair value were previously accounted for in the statements of operations.

11.	Guarantees

Nortel Networks has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee as a contract that contingently requires Nortel Networks to pay a guaranteed party as a result of changes in an underlying asset, liability or equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. As at September 30, 2003, the fair value of Nortel Networks outstanding guarantees subject to the recognition and measurement provisions of FIN 45 was insignificant. A description of the major types of Nortel Networks outstanding guarantees as at September 30, 2003 is provided below.

(a)	Business sale and business combination agreements

In connection with agreements for the sale of portions of its business, including certain discontinued operations, Nortel Networks has typically retained the liabilities of a business which relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. Nortel Networks generally indemnifies the purchaser of a Nortel Networks business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel Networks. Some of these types of guarantees have indefinite terms while others have specific terms extending as far as June 2008.

Nortel Networks also entered into guarantees related to the escrow of shares in business combinations in prior periods. These types of agreements generally include indemnities that require Nortel Networks to indemnify counterparties for loss incurred from litigation that may be suffered by counterparties arising under such agreements. These types of indemnities apply over a specified period of time from the date of the business combination and do not provide for any limit on the maximum potential amount.

Nortel Networks is unable to estimate the maximum potential liability for these types of indemnification guarantees as the business sale agreements generally do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined.

Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no significant amount has been accrued in the accompanying consolidated financial statements with respect to the contingency associated with these guarantees.

(b)	Intellectual property indemnification obligations

Nortel Networks has periodically entered into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These types of guarantees typically have indefinite terms and generally require Nortel Networks to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions.

The nature of the intellectual property indemnification obligations generally prevents Nortel Networks from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel Networks has not made any significant indemnification payments under such agreements and as at September 30, 2003, the amount which has been accrued in the accompanying consolidated financial statements with respect to the contingency associated with these indemnities was $6.

(c)	Lease agreements

Nortel Networks has entered into agreements with its lessors that guarantee the lease payments of certain sub-lessees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel Networks vacated prior to the end of the term of its lease. These lease agreements require Nortel Networks to make lease payments throughout the lease term if the sub-lessee fails to make scheduled payments. Most of these lease agreements also require Nortel Networks to pay for facility restoration costs at the end of the lease term if the sub-lessee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel Networks may be required to pay under these types of agreements is $59 as at September 30, 2003. Nortel Networks generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel Networks has not made any significant payments under these types of guarantees and no amount has been accrued in the accompanying consolidated financial statements with respect to the contingent aspect of these guarantees.

(d)	Third party debt agreements

Nortel Networks has guaranteed the debt of certain customers. These third party debt agreements require Nortel Networks to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. These third party debt agreements have expiration dates extending to May 2012. The maximum amount that Nortel Networks may be required to pay under these types of debt agreements is $8. Under most such arrangements, the Nortel Networks guarantee is secured, usually by the assets being purchased or financed. The liability for such guarantees accrued in the accompanying consolidated financial statements was $8 as at September 30, 2003.

(e)	Indemnification of banks and agents under credit facilities, EDC Support Facility and security agreements

Nortel Networks has agreed to indemnify the banks and agents under its credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs or reduce their return and from any legal action brought against the banks or agents related to the use of loan proceeds. Nortel Networks has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Nortel Networks has also agreed to indemnify the collateral agent under the security agreements against any legal action brought against the collateral agent in connection with the collateral pledged under the security agreements. These indemnifications generally apply to issues that arise during the term of the credit and support facilities, or for as long as the security agreements remain in effect (see notes 9 and 20).

Nortel Networks is unable to estimate the maximum potential liability for these types of indemnification guarantees as the agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to the contingent aspect of these indemnification guarantees.

Nortel Networks has agreed to indemnify its counterparties in receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel Networks to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As at September 30, 2003, Nortel Networks had approximately $330 of quantifiable securitized receivables which were subject to repurchase under this provision, in which case Nortel Networks would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through December of 2004, or collection of the receivable amount by the counterparty.

Nortel Networks is generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

Historically, Nortel Networks has not made any significant indemnification payments or receivable repurchases under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to the contingent aspect of these indemnification guarantees.

(f)	Other indemnification agreements

Nortel Networks has also entered into other agreements that provide indemnifications to counterparties in certain transactions including investment banking agreements, guarantees related to the administration of capital trust accounts, guarantees related to the administration of employee benefit plans, indentures for its outstanding public debt and sales of assets (other than the business sale agreements noted above). These indemnification agreements generally require Nortel Networks to indemnify the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations and/or as a result of losses from litigation that may be suffered by the counterparties arising from the transactions. These types of indemnification agreements normally extend over an unspecified period of time from the date of the transaction and do not provide for any limit on the maximum potential payment amount.

The nature of such agreements prevents Nortel Networks from making a reasonable estimate of the maximum potential amount it could be required to pay to its counterparties. The difficulties in assessing the amount of liability result primarily from the unpredictability of future changes in laws, the inability to determine how laws apply to counterparties and the lack of limitations on the potential liability.

Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to the contingent aspect of these guarantees.

Product warranties

As part of the normal sale of product, Nortel Networks has provided its customers with product warranties that extend for periods generally ranging from one to five years from the date of sale. A liability for the expected cost of warranty-related claims is established when products are sold and the related revenue is recognized. In estimating the warranty liability, historical material replacement costs and associated labor to correct the product defect are considered. Revisions are made when actual experience differs materially from historical experience. Known product defects were included in the warranty reconciliation below and were specifically accrued for as Nortel Networks became aware of such defects. The following summarizes the accrual of product warranties that was recorded as part of other accrued liabilities in the accompanying consolidated balance sheets as at September 30, 2003:

Balance as at December 31, 2002	$361

Payments	(127)

Warranties issued	167

Revisions	(72)

Balance as at September 30, 2003	$329

12.	Commitments

Bid, performance related and other bonds

Nortel Networks has entered into bid, performance related and other bonds associated with various contracts. Bid bonds generally have a term less than twelve months. Performance related bonds generally have a term of twelve months. Other bonds generally have a term of twenty-four months. The various contracts to which these bonds apply generally have terms ranging from two to five years. Potential payments due under these bonds are related to Nortel Networks non-performance under the applicable contract. The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as at:

	September 30,	December 31,
	2003	2002

Bid and performance related bonds(a)	$422	$400

Other bonds(b)	48	35

Total bid, performance related and other bonds	$470	$435

(a)	Net of restricted cash and cash equivalent amounts of $53 and $195 as at September 30, 2003 and December 31, 2002, respectively.

(b)	Net of restricted cash and cash equivalent amounts of $37 and $19 as at September 30, 2003 and December 31, 2002, respectively.

Customer financing

Pursuant to certain financing agreements, Nortel Networks is committed to provide future financing in connection with purchases of Nortel Networks products and services. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Nortel Networks attempts to limit its financing credit risk by utilizing an internal credit committee that monitors the credit exposure of Nortel Networks. The following table sets forth customer financing related information and commitments, excluding discontinued operations, as at:

	September 30,	December 31,
	2003	2002

Drawn and outstanding — gross	$449	$1,091

Provisions for doubtful accounts	(322)	(799)

Drawn and outstanding — net(a)	127	292

Undrawn commitments	116	801

Total customer financing	$243	$1,093

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.

During the three months and nine months ended September 30, 2003, Nortel Networks recorded net customer financing bad debt recoveries of $6 and $53, respectively, primarily as a result of favorable settlements and adjustments to other existing provisions. The recoveries of $6 and $53, respectively, were included in the consolidated statements of operations within selling, general and administrative expense.

During the nine months ended September 30, 2003, Nortel Networks entered into certain agreements to restructure and/or settle various customer financing and related receivables. As a result of these transactions, Nortel Networks received cash consideration of approximately $220 to settle outstanding receivables of approximately $600 (with a net carrying value of $120). Additional non-cash consideration received under one such restructuring agreement included a five year equipment and services supply agreement and the mutual release of all other claims between the parties.

During the nine months ended September 30, 2003, Nortel Networks reduced undrawn customer financing commitments by $685 as a result of the expiration or cancellation of commitments and changing customer business plans.

Joint ventures/minority interests

On October 19, 2002, Nortel Networks entered into a number of put option and call option agreements (the “Options”) as well as a share exchange agreement (the “Share Exchange”) with EADS, its partner at that time in three European joint ventures. The Options and the Share Exchange were exercised and the transaction closed during the three months ended September 30, 2003 (see note 8).

13.	Restricted cash and cash equivalents

As at September 30, 2003 and December 31, 2002, approximately $113 and $249, respectively, of cash and cash equivalents was restricted as collateral for certain bid, performance related and other bonds. In addition to the payment of fees, cash and cash equivalent collateral was also required in connection with obtaining new bid, performance related and other bonds as a result of the general economic and industry environment, and NNL’s current credit ratings.

14.	Capital stock

Common shares and prepaid forward purchase contracts

Nortel Networks is authorized to issue an unlimited number of common shares without nominal or par value. For the nine months ended September 30, 2003, the outstanding number of common shares and prepaid forward purchase contracts within shareholders’ equity were as follows:

	September 30, 2003

	Number
(Number of common shares in thousands)	of shares	$

Common shares:

Balance at beginning of period	3,850,169	$33,583

Shares issued pursuant to:

Stock option plans	1,681	32

Acquisition and acquisition related(a)	(228)	(9)

Prepaid forward purchase contracts(b)	151,973	196

Balance at end of period	4,003,595	$33,802

(Number of prepaid forward purchase contracts)

Prepaid forward purchase contracts:(c)

Balance at beginning of period	28,722	$622

Settlement of prepaid forward purchase contracts(b)	(9,000)	(196)

Balance at end of period	19,722	$426

(a)	Common shares issued as part of the purchase price consideration. During the nine months ended September 30, 2003, 228 common shares were cancelled as earn out provisions were forfeited pursuant to their applicable agreements.
(b)	During the nine months ended September 30, 2003, 151,973 common shares were issued as a result of the early settlement of 9,000 prepaid forward purchase contracts.
(c)	Included in additional paid-in capital in the consolidated balance sheets.

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

Shareholder rights plan

At the Nortel Networks annual and special shareholders’ meeting on April 24, 2003, shareholders approved the reconfirmation and amendment of Nortel Networks shareholder rights plan, which will expire at the annual meeting of shareholders to be held in 2006 unless it is reconfirmed at that time. Under the rights plan, Nortel Networks issues one right for each Nortel Networks common share outstanding. These rights become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid. For additional information, see “Shareholder rights plan” in note 14 in Nortel Networks Annual Report and the Nortel Networks Registration Statement on Form 8-A/A filed with the SEC on April 25, 2003.

15.	Earnings (loss) per common share

The following table details the weighted average number of Nortel Networks common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(Number of common shares in millions)	2003	2002(a)	2003(a)	2002(a)

Basic weighted average shares outstanding:

Issued and outstanding	3,960	3,840	3,893	3,464

Minimum shares to be issued as deferred consideration	11	11	11	11

Prepaid forward purchase contracts(b)	366	485	433	197

Other	(1)	(1)	(1)	(1)

Basic weighted average shares outstanding	4,336	4,335	4,336	3,671

Weighted average shares dilution adjustments:

Dilutive stock options(c)(d)	2	1	1	2

4.25 percent convertible senior notes(d)	–	180	180	180

Prepaid forward purchase contracts	–	97	–	39

Diluted weighted average shares outstanding	4,338	4,613	4,517	3,892

(a)	As a result of the net loss from continuing operations for the nine months ended September 30, 2003 and the three months and nine months ended September 30, 2002, diluted earnings per share was calculated using the basic weighted average shares outstanding because to do otherwise would have been anti-dilutive.
(b)	The basic weighted average number of Nortel Networks common shares outstanding included the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts of 333 and 485 as at September 30, 2003 and 2002, respectively. The impact of the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted basis was 366 and 433 for the three months and nine months ended September 30, 2003, respectively, and 485 and 197 for the three months and nine months ended September 30, 2002, respectively.
(c)	Dilutive and anti-dilutive stock options were determined by using the average Nortel Networks common share price for the period. For the three months and nine months ended September 30, 2003, the average share price used was $3.42 per share and $2.82 per share, respectively. For the three months and nine months ended September 30, 2002, the average share price used was $1.07 per share and $3.30 per share, respectively.
(d)	As a result of net earnings from continuing operations for the three months ended September 30, 2003, the calculation of dilution adjustments indicated that certain grants of stock options were anti-dilutive as a result of the impact of fair value accounting during the three months and nine months ended September 30, 2003 and the 4.25 percent convertible senior notes of 180 were anti-dilutive for the three months ended September 30, 2003.

16.	Comprehensive income (loss)

The following are the components of comprehensive income (loss), net of tax, for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net earnings (loss)	$185	$(1,733)	$233	$(3,098)

Other comprehensive income (loss) adjustments:

Change in foreign currency translation adjustment(a)	30	(72)	320	55

Unrealized gain (loss) on investments — net(b)	43	(4)	90	(7)

Unrealized derivative gain (loss) on cash flow hedges — net(c)	(8)	(8)	12	7

Comprehensive income (loss)	$250	$(1,817)	$655	$(3,043)

(a)	The changes in the foreign currency translation adjustments were not adjusted for income taxes since they related to indefinite term investments in non-United States subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel Networks were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil and $1 for the three months and nine months ended September 30, 2003, respectively, and net of tax of $3 and $5 for the three months and nine months ended September 30, 2002, respectively.
(c)	During the three months and nine months ended September 30, 2003, $7 and $19 of net derivative gains were reclassified to net earnings (loss), respectively. During the three months and nine months ended September 30, 2002, nil and $15, respectively, of net derivative losses were reclassified to net earnings (loss). Nortel Networks estimates that $10 of net derivative gains (losses) included in accumulated other comprehensive income (loss) will be reclassified into net earnings (loss) within the next 12 months.

17.	Discontinued operations

During the nine months ended September 30, 2003, Nortel Networks substantially completed the wind-down of its access solutions operations. The initial disposal strategy or intent to exit the business was approved by the Nortel Networks Board of Directors on June 14, 2001. The continued deterioration in industry and market conditions delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who were also affected by industry conditions, took longer than expected. Although disposal activities continued beyond a one-year period, Nortel Networks has continued to present the access solutions operations as discontinued operations in the accompanying unaudited consolidated financial statements.

The following unaudited consolidated financial results for discontinued operations are presented for the three months and nine months ended September 30, 2003 and 2002 for the consolidated statements of operations, as at September 30, 2003 and December 31, 2002 for the consolidated balance sheets and for the three months and nine months ended September 30, 2003 and 2002 for the consolidated statements of cash flows:

Consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues	$2	$–	$8	$138

Net earnings from discontinued operations — net of tax(a)	$55	$2	$244	$21

(a)	Net earnings from discontinued operations were net of an income tax benefit of $19 and nil for the three months and nine months ended September 30, 2003, respectively, and net of applicable income tax of nil for the three months and nine months ended September 30, 2002.

Consolidated balance sheets:

	September 30,	December 31,
	2003	2002

Accounts receivable — net(a)	$–	$20

Inventories — net	–	–

Deferred income taxes	58	158

Other current assets	–	45

Total current assets of discontinued operations(b)	58	$223

Other long-term assets(a)(b)	89	48

Total assets of discontinued operations	$147	$271

Current liabilities(b)(c)	$81	$81

Long-term liabilities(b)	1	2

Total liabilities of discontinued operations	$82	$83

(a)	Included customer financing receivables of nil (net of provisions of $61) and $66 (net of provisions of $486) as at September 30, 2003 and December 31, 2002, respectively.
(b)	Current assets, other long-term assets, current liabilities and long-term liabilities of discontinued operations were included in other current assets, other assets, other accrued liabilities and other liabilities, respectively, of the consolidated balance sheets.
(c)	Included accruals of $64 and $81 as at September 30, 2003 and December 31, 2002, respectively, related to the future contractual obligations and estimated liabilities during the planned period of disposition.

Consolidated statements of cash flows:

	Nine months ended September 30,
	2003	2002

Cash flows from discontinued operations

Operating activities	$88	$242

Investing activities	241	97

Net cash from discontinued operations	$329	$339

Nine months ended September 30, 2003

On August 6, 2003, Nortel Networks received cash of $20 relating to the repayment of a subordinated, unsecured, convertible, promissory note receivable from Netgear, Inc. (“Netgear”). The note was part of the consideration received by Nortel Networks upon its sale of its 68.5 percent interest in Netgear in February 2002. As the note had a carrying value of nil, a gain of $20 was recognized during the three months ended September 30, 2003.

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

18.	Contingencies

Subsequent to the February 15, 2001 announcement in which Nortel Networks provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel Networks and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey and the provinces of Ontario, Quebec and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities. On May 11, 2001, the defendants filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, the defendants filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum. The motion has been adjourned at the plaintiffs’ request to a future date to be set by the parties.

A class action lawsuit against Nortel Networks was also filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation, (“JDS”) between January 18, 2001 and February 15, 2001, alleging violations of the same United States federal securities laws as the above-noted lawsuits.

On April 1, 2002, Nortel Networks filed a motion to dismiss both the above consolidated United States shareholder class action and the above JDS shareholder class action complaints on the grounds that they failed to state a cause of action under United States federal securities laws. With respect to the JDS shareholder class action complaint, Nortel Networks also moved to dismiss on the separate basis that JDS shareholders lacked standing to sue Nortel Networks. On January 3, 2003, the District Court granted the motion to dismiss the JDS shareholder class action complaint and denied the motion to dismiss the consolidated United States class action complaint. Plaintiffs are appealing the dismissal of the JDS shareholder class action complaint. With respect to the consolidated United States shareholder class action, the plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003. The District Court held oral arguments on September 3, 2003 and issued an order granting class certification on September 5, 2003. On September 23, 2003, the defendants filed a motion in the Second Circuit for permission to appeal the class certification decision. The plaintiffs’ opposition to the motion was filed on October 2, 2003.

On July 17, 2002, a new purported class action lawsuit (the “Ontario Claim”) was filed in the Ontario Superior Court of Justice, Commercial List, naming Nortel Networks, certain of its current and former officers and directors and its auditor as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the consolidated amended complaint filed in the United States District Court described above. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel Networks securities (including options on Nortel Networks securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Canadian $5,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action. On September 23, 2003, the Court issued an order allowing the plaintiffs to proceed to amend the Ontario Claim and requiring that the plaintiffs serve class certification materials by December 15, 2003. On September 24, 2003, the plaintiffs filed a notice of discontinuance of the original action filed in Ontario.

A purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks common shares, under the Employee Retirement Income Security Act for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks common shares, during the period of March 7, 2000 through December 21, 2000. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the United States District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the United States District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the Middle District of Tennessee. On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss.

On March 4, 1997, Bay Networks, Inc. (“Bay Networks”), a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the

“Federal Court”) and the California Superior Court, County of Santa Clara (the “California Court”), against Bay Networks and ten of Bay Networks’ then current and former officers and directors purportedly on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint. On August 1, 2001, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ appeal of that decision. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On March 11, 2002, the California Court granted the defendants’ motion to strike the class allegations. The plaintiffs were permitted to proceed on their individual claims. The intervenor-plaintiffs appealed the dismissal of their class allegations. On July 25, 2003, the California Court of Appeal reversed the trial court’s dismissal of the intervenor-plaintiffs’ class allegations. On September 3, 2003, the defendants filed a petition for review with the California Supreme Court seeking permission to appeal the Court of Appeal decision. On October 22, 2003, the California Supreme Court denied, without opinion, the defendants’ petition for review.

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

19.	Subsequent events

There were no events subsequent to September 30, 2003 required to be reported.

20.	Supplemental consolidating financial information

As a result of NNL’s current credit ratings, various liens, pledges and guarantees are effective under certain credit, support and security agreements entered into by NNL and various of its subsidiaries.

The security agreements were originally entered into in connection with the $1,510 December 2001 364-day credit facilities (which expired on December 13, 2002). The security became effective April 4, 2002, following Moody’s Investors Services Inc. (“Moody’s”) downgrade of NNL’s senior long-term debt rating to below investment grade, in respect of the then existing credit facilities including the available $750 April 2000 five year credit facilities. Consequently on April 4, 2002, and in accordance with the negative pledge covenants in the indentures for all Nortel Networks outstanding public debt securities, all such public debt securities became, under the terms of the security agreements, secured equally and ratably with the obligations under NNL’s and NNI’s then existing credit facilities.

NNL’s obligations under the EDC Support Facility became secured on an equal and ratable basis under the security agreements on February 14, 2003. As at September 30, 2003, the security agreements pledge substantially all of the assets of NNL in favor of the banks under the $750 April 2000 five year credit facilities, EDC and the holders of Nortel Networks outstanding public debt securities, which debt securities represent substantially all of Nortel Networks consolidated long term debt.

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

If NNL’s senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security and guarantees will be released in full in respect of the banks, EDC, the public debt holders and any other parties secured under the security agreements at that time. If both the $750 April 2000 five year credit facilities and the EDC Support Facility are terminated, or expire, the security and guarantees will also be released in full in respect of the banks, EDC, the public debt holders and any other parties secured under the security agreements at that time. NNL may provide EDC with cash collateral in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under the EDC Support Facility (or any other alternative collateral acceptable to EDC) in lieu of the security provided under the security agreements (see note 9). Accordingly, if the EDC Support Facility is secured by cash or other alternate collateral acceptable to EDC and if the $750 April 2000 five year credit facilities are terminated or expire, the security and guarantees will also be released in full in respect of the banks, EDC, the public debt holders and any other parties secured under the security agreements at that time.

The following supplemental consolidating financial data illustrates, in separate columns, the composition of Nortel Networks Corporation, NNL, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total as at September 30, 2003 and December 31, 2002 and for the three months and nine months ended September 30, 2003 and 2002.

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

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$559	$1,712	$661	$(666)	$2,266

Cost of revenues	–	385	798	557	(666)	1,074

Gross profit	–	174	914	104	–	1,192

Selling, general and administrative expense	–	106	324	56	–	486

Research and development expense	–	206	213	66	–	485

Amortization of acquired technology	–	–	–	32	–	32

Deferred stock option compensation	–	–	–	15	–	15

Special charges

Goodwill impairment	–	–	–	–	–	–

Other special charges	–	24	36	10	–	70

Gain on sale of businesses	–	–	(20)	–	–	(20)

Operating earnings (loss)	–	(162)	361	(75)	–	124

Other income (expense) — net	–	23	26	51	–	100

Interest expense

Long-term debt	(21)	(16)	(2)	(6)	–	(45)

Other	–	–	(12)	12	–	–

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(21)	(155)	373	(18)	–	179

Income tax benefit (expense)	(5)	(3)	164	(180)	–	(24)

	(26)	(158)	537	(198)	–	155

Minority interests — net of tax	–	–	–	(14)	(6)	(20)

Equity in net earnings (loss) of associated companies — net of tax	156	344	(486)	3	(22)	(5)

Net earnings (loss) from continuing operations	130	186	51	(209)	(28)	130

Net earnings from discontinued operations — net of tax	55	44	29	11	(84)	55

Net earnings (loss)	$185	$230	$80	$(198)	$(112)	$185

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$600	$1,783	$661	$(694)	$2,350

Cost of revenues	–	517	1,136	481	(694)	1,440

Gross profit	–	83	647	180	–	910

Selling, general and administrative expense	–	251	385	64	–	700

Research and development expense	–	235	249	73	–	557

Amortization of acquired technology	–	–	6	32	–	38

Deferred stock option compensation	–	–	–	21	–	21

Special charges

Goodwill impairment	–	–	203	392	–	595

Other special charges	–	186	380	10	–	576
Gain on sale of businesses	–	–	–	(2)	–	(2)

Operating earnings (loss)	–	(589)	(576)	(410)	–	(1,575)

Other income (expense) — net	528	(31)	33	(18)	(525)	(13)

Interest expense

Long-term debt	(20)	(31)	–	(7)	–	(58)

Other	–	–	(7)	(5)	–	(12)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	508	(651)	(550)	(440)	(525)	(1,658)

Income tax benefit (expense)	–	(111)	4	44	–	(63)

	508	(762)	(546)	(396)	(525)	(1,721)

Minority interests — net of tax	–	–	–	(1)	(6)	(7)

Equity in net earnings (loss) of associated companies

— net of tax	(2,243)	(609)	(226)	(2)	3,073	(7)

Net earnings (loss) from continuing operations	(1,735)	(1,371)	(772)	(399)	2,542	(1,735)

Net earnings from discontinued operations

— net of tax	2	2	1	–	(3)	2

Net earnings (loss)	$(1,733)	$(1,369)	$(771)	$(399)	$2,539	$(1,733)

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$2,197	$4,996	$2,042	$(2,254)	$6,981

Cost of revenues	–	1,295	3,207	1,469	(2,254)	3,717

Gross profit	–	902	1,789	573	–	3,264

Selling, general and administrative expense	–	338	923	152	–	1,413

Research and development expense	–	605	654	211	–	1,470

Amortization of acquired technology	–	–	–	98	–	98

Deferred stock option compensation	–	–	–	50	–	50

Special charges

Goodwill impairment	–	–	–	–	–	–

Other special charges	–	85	108	(13)	–	180
Gain on sale of businesses	–	(2)	(18)	(8)	–	(28)

Operating earnings (loss)	–	(124)	122	83	–	81

Other income (expense) — net	–	73	104	(50)	–	127

Interest expense

Long-term debt	(64)	(50)	(1)	(19)	–	(134)

Other	–	(2)	(39)	31	–	(10)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(64)	(103)	186	45	–	64

Income tax benefit (expense)	5	152	(116)	(37)	–	4

	(59)	49	70	8	–	68

Minority interests — net of tax	–	–	–	(18)	(18)	(36)

Equity in net earnings (loss) of associated companies

— net of tax	48	135	865	12	(1,095)	(35)

Net earnings (loss) from continuing operations	(11)	184	935	2	(1,113)	(3)

Net earnings from discontinued operations

— net of tax	244	206	134	38	(378)	244

Net earnings (loss) before cumulative effect of accounting change — net of tax	233	390	1,069	40	(1,491)	241

Cumulative effect of accounting change — net of tax	–	–	(8)	–	–	(8)

Net earnings (loss)	$233	$390	$1,061	$40	$(1,491)	$233

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$2,198	$5,990	$2,118	$(2,262)	$8,044

Cost of revenues	–	1,987	4,010	1,567	(2,262)	5,302

Gross profit	–	211	1,980	551	–	2,742
						–
Selling, general and administrative expense	–	479	1,387	297	–	2,163

Research and development expense	–	673	782	255	–	1,710

Amortization of acquired technology	–	–	17	105	–	122

Deferred stock option compensation	–	–	–	65	–	65

Special charges						–

Goodwill impairment	–	–	203	392	–	595

Other special charges	–	438	677	285	–	1,400

Gain on sale of businesses	–	(1)	(4)	(15)	–	(20)

Operating earnings (loss)	–	(1,378)	(1,082)	(833)	–	(3,293)
						–
Other income (expense) — net	519	3	(17)	(25)	(525)	(45)

Interest expense						–

Long-term debt	(62)	(90)	–	(22)	–	(174)

Other	(1)	(3)	(24)	(5)	–	(33)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	456	(1,468)	(1,123)	(885)	(525)	(3,545)

Income tax benefit (expense)	7	216	84	154	–	461

	463	(1,252)	(1,039)	(731)	(525)	(3,084)

Minority interests — net of tax	–	–	–	7	(16)	(9)

Equity in net earnings (loss) of associated companies						–

— net of tax	(3,582)	(1,321)	(562)	(9)	5,448	(26)

Net earnings (loss) from continuing operations	(3,119)	(2,573)	(1,601)	(733)	4,907	(3,119)

Net earnings from discontinued operations						–

— net of tax	21	21	14	(0)	(35)	21

Net earnings (loss)	$(3,098)	$(2,552)	$(1,587)	$(733)	$4,872	$(3,098)

Supplemental Consolidating Balance Sheets as at September 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$73	$(41)	$2,633	$901	$–	$3,566

Restricted cash and cash equivalents	–	19	56	38	–	113

Accounts receivable — net	–	292	1,346	427	–	2,065

Intercompany/related party accounts receivable	44	242	884	2,171	(3,341)	–

Inventories — net	–	428	304	196	–	928

Income taxes recoverable	–	7	38	18	–	63

Deferred income taxes — net	–	108	307	–	–	415

Other current assets	–	95	210	114	–	419

Total current assets	117	1,150	5,778	3,865	(3,341)	7,569

Investments	5,148	1,834	(7,502)	203	500	183

Plant and equipment — net	–	389	731	350	–	1,470

Goodwill	–	–	1,956	277	–	2,233

Deferred income taxes — net	–	1,532	1,586	106	–	3,224

Other assets including intangible assets — net	37	435	1,165	533	(1,567)	603

Total assets	$5,302	$5,340	$3,714	$5,334	$(4,408)	$15,282

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$–	$6	$3	$14	$–	$23

Trade and other accounts payable	2	239	478	49	–	768

Intercompany/related party accounts payable	115	(3,635)	2,823	4,038	(3,341)	–

Payroll and benefit-related liabilities	–	90	486	132	–	708

Contractual liabilities	–	45	458	265	–	768

Restructuring	–	74	129	70	–	273

Other accrued liabilities	6	435	1,573	297	–	2,311

Long-term debt due within one year	–	11	95	6	–	112

Total current liabilities	123	(2,735)	6,045	4,871	(3,341)	4,963

Long-term debt	1,800	1,547	9	402	–	3,758

Deferred income taxes — net	–	–	249	31	–	280

Other liabilities	–	898	1,639	1,319	(1,567)	2,289

	1,923	(290)	7,942	6,623	(4,908)	11,290

Minority interests in subsidiary companies	–	–	–	77	536	613

SHAREHOLDERS’ EQUITY

Preferred shares	–	536	342	47	(925)	–

Common shares	33,802	1,211	5,975	1,106	(8,292)	33,802

Additional paid-in capital	3,554	22,024	1,528	19,939	(43,491)	3,554

Deferred stock option compensation	(38)	–	–	(47)	47	(38)

Accumulated deficit	(33,006)	(17,235)	(13,038)	(22,373)	52,646	(33,006)

Accumulated other comprehensive income (loss)	(933)	(906)	965	(38)	(21)	(933)

Total shareholders’ equity	3,379	5,630	(4,228)	(1,366)	(36)	3,379

Total liabilities and shareholders’ equity	$5,302	$5,340	$3,714	$5,334	$(4,408)	$15,282

Supplemental Consolidating Balance Sheets as at December 31, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$35	$251	$2,382	$1,123	$–	$3,791

Restricted cash and cash equivalents	–	6	176	67	–	249

Accounts receivable — net	–	270	1,488	405	–	2,163

Intercompany/related party accounts receivable	–	4,200	976	722	(5,898)	–

Inventories — net	–	524	246	216	–	986

Income taxes recoverable	–	3	46	9	–	58

Deferred income taxes — net	12	178	615	(15)	–	790

Other current assets	–	182	427	72	–	681

Total current assets	47	5,614	6,356	2,599	(5,898)	8,718

Investments	4,723	1,338	(8,037)	118	2,106	248

Plant and equipment — net	–	409	752	306	–	1,467

Goodwill	–	–	1,956	245	–	2,201

Deferred income taxes — net	(26)	1,062	1,537	6	–	2,579

Other assets including other intangible assets — net	36	627	1,279	487	(1,529)	900

Total assets	$4,780	$9,050	$3,843	$3,761	$(5,321)	$16,113

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$–	$2	$3	$25	$–	$30

Trade and other accounts payable	–	356	429	87	–	872

Intercompany/related party accounts payable	295	153	3,288	2,162	(5,898)	–

Payroll and benefit-related liabilities	–	32	383	92	–	507

Contractual liabilities	–	78	751	386	–	1,215

Restructuring	–	113	308	127	–	548

Other accrued liabilities	39	637	1,969	329	–	2,974

Long-term debt due within one year	–	174	8	51	–	233

Total current liabilities	334	1,545	7,139	3,259	(5,898)	6,379

Long-term debt	1,800	1,603	34	312	–	3,749

Deferred income taxes — net	(6)	263	95	(7)	–	345

Other liabilities	–	813	1,734	1,305	(1,529)	2,323

	2,128	4,224	9,002	4,869	(7,427)	12,796

Minority interests in subsidiary companies	–	–	–	129	536	665

SHAREHOLDERS’ EQUITY

Preferred shares	–	536	342	46	(924)	–

Common shares	33,583	1,211	6,061	1,744	(9,016)	33,583

Additional paid-in capital	3,754	22,004	1,563	20,009	(43,576)	3,754

Deferred stock option compensation	(91)	–	–	(100)	100	(91)

Accumulated deficit	(33,239)	(17,607)	(13,897)	(22,810)	54,314	(33,239)

Accumulated other comprehensive income (loss)	(1,355)	(1,318)	772	(126)	672	(1,355)

Total shareholders’ equity	2,652	4,826	(5,159)	(1,237)	1,570	2,652

Total liabilities and shareholders’ equity	$4,780	$9,050	$3,843	$3,761	$(5,321)	$16,113

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net earnings (loss) from continuing operations	$(11)	$184	$927	$2	$(1,105)	$(3)

Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	–	77	173	183	–	433

Non-cash portion of special charges and related asset write downs	–	4	8	(4)	–	8

Equity in net loss of associated companies	(48)	(135)	(865)	(12)	1,095	35

Current and deferred stock option compensation	15	3	13	38	–	69

Deferred income taxes	14	–	12	(34)	–	(8)

Other liabilities	–	62	56	1	–	119

Gain on repurchases of outstanding debt securities	–	(4)	–	–	–	(4)

Gain on sale of investments and businesses	–	(10)	(45)	(12)	–	(67)

Other — net	647	292	(276)	(617)	(8)	38

Change in operating assets and liabilities	(593)	(809)	(167)	338	–	(1,231)

Net cash from (used in) operating activities	24	(336)	(164)	(117)	(18)	(611)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	–	(23)	(39)	(32)	–	(94)

Proceeds on disposals of plant and equipment	–	7	12	3	–	22

Decrease (increase) in restricted cash and cash equivalents	–	(11)	132	26	–	147

Increase in long-term receivables	–	1	(12)	(1)	–	(12)

Decrease in long-term receivables	–	195	10	2	–	207

Acquisitions of investments and businesses — net of cash acquired	–	(60)	(5)	11	–	(54)

Proceeds on sale of investments and businesses	–	6	45	–	–	51

Investments in subsidiaries	–	–	–	–	–	–

Net cash from (used in) investing activities	–	115	143	9	–	267

Cash flows from (used in) financing activities

Dividends on preferred shares	–	(18)	–	–	18	–

Increase (decrease) in notes payable — net	–	4	4	(47)	–	(39)

Proceeds from long-term debt	–	–	–	–	–	–

Repayments of long-term debt	–	(199)	–	(68)	–	(267)

Decrease in capital leases payable	–	–	(2)	(1)	–	(3)

Issuance of common shares	2	–	–	–	–	2

Issuance of prepaid forward purchase contracts	–	–	–	–	–	–

Stock option fair value increment	–	–	–	–	–	–

Net cash from (used in) financing activities	2	(213)	2	(116)	18	(307)

Effect of foreign exchange rate changes on cash and cash equivalents	1	1	74	21	–	97

Net cash from (used in) continuing operations	27	(433)	55	(203)	–	(554)

Net cash from (used in) discontinued operations	11	141	196	(19)	–	329

Net increase (decrease) in cash and cash equivalents	38	(292)	251	(222)	–	(225)

Cash and cash equivalents at beginning of period	35	251	2,382	1,123	–	3,791

Cash and cash equivalents at end of period	$73	$(41)	$2,633	$901	$–	$3,566

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net earnings (loss) from continuing operations	$(3,119)	$(2,573)	$(1,601)	$(733)	$4,907	$(3,119)

Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	–	61	325	142	–	528

Non-cash portion of special charges and related asset write downs	–	223	550	517	–	1,290

Equity in net loss of associated companies	3,582	1,321	562	9	(5,448)	26

Current and deferred stock option compensation	–	–	–	65	–	65

Deferred income taxes	3	(71)	(317)	(86)	–	(471)

Other liabilities	–	(16)	1	1	–	(14)

Gain on repurchases of outstanding debt securities	–	–	–	–	–	–

Gain on sale of investments and businesses	–	(10)	(7)	(11)	–	(28)

Other — net	66	372	109	(17)	–	530

Change in operating assets and liabilities	30	(961)	1,476	48	–	593

Net cash from (used in) operating activities	562	(1,654)	1,098	(65)	(541)	(600)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	–	(40)	(214)	(35)	–	(289)

Proceeds on disposals of plant and equipment	–	5	351	–	–	356

Increase in restricted cash and cash equivalents	–	(47)	(352)	(21)	–	(420)

Increase in long-term receivables	–	60	(187)	(122)	–	(249)

Decrease in long-term receivables	–	19	151	83	–	253

Acquisitions of investments and businesses — net of cash acquired	–	(5)	(24)	–	–	(29)

Proceeds on sale of investments and businesses	–	20	24	35	–	79

Investments in subsidiaries	(1,997)	–	–	–	1,997	–

Net cash from (used in) investing activities	(1,997)	12	(251)	(60)	1,997	(299)

Cash flows from (used in) financing activities

Dividends on preferred shares	–	(16)	–	–	16	–

Decrease in notes payable — net	–	–	(184)	(130)	–	(314)

Proceeds from long-term debt	–	–	1	31	–	32

Repayments of long-term debt	–	(5)	(4)	(13)	–	(22)

Decrease in capital leases payable	–	(3)	(4)	(1)	–	(8)

Issuance of common shares	863	1,997	–	–	(1,997)	863

Issuance of prepaid forward purchase contracts	623	–	–	–	–	623

Stock option fair value increment	–	–	(525)	–	525	–

Net cash from (used in) financing activities	1,486	1,973	(716)	(113)	(1,456)	1,174

Effect of foreign exchange rate changes on cash and cash equivalents	–	3	10	3	–	16

Net cash from (used in) continuing operations	51	334	141	(235)	–	291

Net cash from (used in) discontinued operations	–	119	218	2	–	339

Net increase (decrease) in cash and cash equivalents	51	453	359	(233)	–	630

Cash and cash equivalents at beginning of period	18	(41)	2,285	1,198	–	3,460

Cash and cash equivalents at end of period	$69	$412	$2,644	$965	$–	$4,090

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in combination with the accompanying unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. This section contains forward looking statements and should be read in conjunction with the factors described below under “Forward looking statements”. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, are in millions of United States dollars unless otherwise stated.

Where we say “we”, “us”, “our” or “Nortel Networks”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable. Where we refer to our “2002 Annual Report”, we mean our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, or SEC, on March 10, 2003, and, when filed with the SEC, the amended Annual Report on Form 10-K/A for the year ended December 31, 2002, or Nortel Networks Form 10-K/A, subject to the restated financial information as described below and in “Restatements” in note 2 of the accompanying unaudited consolidated financial statements. Except as noted, this MD&A gives effect to the restatement adjustments. Where we refer to the “industry”, we mean the telecommunications industry.

Business overview

Nortel Networks is an industry leader and innovator focused on transforming how the world communicates and exchanges information. We are removing barriers to business opportunity through the supply of communications technology and infrastructure to enable value-added internet protocol, or IP, data, voice and multimedia services that support the Internet and other public and private networks using wireline and wireless technologies. A substantial portion of our business has a technology focus and is dedicated to research and development. This focus is a core strength and a factor that differentiates us from many of our competitors. We envision a network society where people are able to connect and interact with information and with each other instantly, simply and reliably, seamlessly accessing data, voice and multimedia communications services and sharing experiences anywhere, anytime.

Our operations are organized into four reportable segments: Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks.

The common shares of Nortel Networks Corporation are publicly traded on the New York and Toronto stock exchanges under the symbol “NT”. Nortel Networks Limited, or NNL, is our principal direct operating subsidiary. Nortel Networks Corporation holds all of NNL’s outstanding common shares but none of its outstanding preferred shares.

Developments in 2003

Restatements

In 2001, we entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. We implemented a company-wide restructuring plan to streamline our operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of our capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, our workforce declined significantly from January 1, 2001 to September 30, 2003 and over the same time period we significantly reduced our facilities.

We initiated, and disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of our assets and liabilities. On October 23, 2003, we announced that we would restate our consolidated financial statements for the years ended December 31, 2000, 2001 and 2002 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews or, collectively, the comprehensive review, we determined that approximately $952 of certain liabilities (primarily accruals and provisions) carried on our previously reported balance sheet as at June 30, 2003 needed to be released to income in prior periods as part of the restatements. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following our determination to restate certain consolidated financial statements, we also determined that we would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, we have made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, we made adjustments to correct errors related to our deferred income tax assets and foreign currency translation accounts. In addition, we made reclassification adjustments within the balance sheet to better reflect the underlying nature of certain items; these reclassifications did not impact the net assets as at the end of any period. The net effect of all of these adjustments was a reduction in accumulated deficit as at June 30, 2003 of $505.

We have also undertaken a series of physical counts and reconciliations of plant and equipment. While we believe that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in our balance sheet as at September 30, 2003, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents our accumulated deficit, as previously reported and after giving effect to the restatement adjustments, as at June 30, 2003, March 31, 2003, December 31, 2002, December 31, 2001 and December 31, 2000:

Accumulated deficit

	June 30,	March 31,	December 31,			Prior
	2003	2003	2002	2001	2000	Years(a)

Accumulated deficit

As previously reported	$33,696	$33,682	$33,736	$30,151	$2,726

As restated	33,191	33,228	33,239	29,973	2,695

Cumulative adjustment	$(505)	$(454)	$(497)	$(178)	$(31)	$(4)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the quarterly periods ended June 30, 2003 and March 31, 2003 and the years ended December 31, 2002, 2001 and 2000:

Restated revenues and earnings (loss)

	Three months ended		December 31,			Prior(a)	Total
	June 30, 2003	March 31, 2003	2002	2001	2000	years	adjustments

Revenues

As previously reported	$2,326	$2,399	$10,560	$17,511	$27,948

Adjustments	12	(22)	9	(103)	(17)	$(1)	$(122)

As restated	$2,338	$2,377	$10,569	$17,408	$27,931

Earnings (loss)

Earnings (loss) from continuing operations

As previously reported	$(14)	$(136)	$(3,585)	$(24,307)	$(2,995)

Adjustments	53	(36)	298	133	27	$4	$479

As restated	$39	$(172)	$(3,287)	$(24,174)	$(2,968)

Earnings (loss) from discontinued operations-net of tax

As previously reported	$–	$190	$–	$(3,010)	$(475)

Adjustments	(2)	–	21	14	–	$–	$33

As restated	$(2)	$190	$21	$(2,996)	$(475)

Net earnings (loss)

As previously reported	$(14)	$54	$(3,585)	$(27,302)	$(3,470)

Adjustments	51	(43)	319	147	27	$4	$505

As restated	$37	$11	$(3,266)	$(27,155)	$(3,443)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

The following presents details by category aggregating to the net decrease in accumulated deficit of $505 as at June 30, 2003, resulting from the restatement adjustments:

Net decrease in accumulated deficit by category

Contract and customer-related accruals	$425

Special charges related to restructuring actions	342

Other accruals and provisions	185

Total accruals and provision adjustments	$952

Income tax adjustments	$(158)

Revenue adjustments	(122)

Foreign currency translation adjustments related to Brazilian operations	(107)

Foreign currency translation adjustments — other	(60)

Decrease in accumulated deficit as at June 30, 2003	$505

Impacts of the restatements on the accompanying unaudited consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying unaudited consolidated financial statements:

Consolidated statement of operations for the three months ended September 30, 2002 as restated

Net loss for the three months ended September 30, 2002 was reduced by $66 from $1,799 to $1,733. The major components of the reduction included a $62 net decrease in income tax expense resulting from the effect on the valuation allowance recorded at September 30, 2002 of the prior period restatement adjustments offset by the current period income tax adjustment of $142. Additionally, there was a $23 decrease resulting from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees. These reductions in net loss were partially offset by an $18 increase in selling, general and administrative expense resulted primarily from the reversal of a previously recorded release of accruals for inter-company out of balance amounts and a $17 increase in other expense primarily due to $36 in losses from foreign exchange translation adjustments related to our Brazilian operations offset by $19 for other items.

Consolidated statement of operations for the nine months ended September 30, 2002, as restated

Net loss for the nine months ended September 30, 2002 was reduced by $239 from $3,337 to $3,098. The major components of the reduction included a $125 improvement in gross profit primarily from adjustments to contract and customer-related cost accruals, $89 from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees, a $30 decrease in selling, general and administrative expense and a $29 decrease in research and development expense, each due to a net decrease in other accruals and provisions. These reductions in net loss were partially offset by a $21 increase in other expenses (which included $36 in losses from foreign exchange translation adjustments related to our Brazilian operations and reduced by $15 of net adjustments for other items). Income tax adjustments of $17 represented the net effect of the tax expense related to the restatement adjustments, the resulting valuation allowance adjustment and the income tax adjustment.

Consolidated balance sheet as at December 31, 2002 as restated

Restatement adjustments

The discussion included in “Restatements” in note 2 of the accompanying unaudited consolidated financial statements identified and classified the various adjustments by category and provided their measurement with respect to the net decrease in accumulated deficit as at June 30, 2003. The consolidated balance sheet included in “Restatements” in note 2 of the accompanying unaudited consolidated financial statements presents the cumulative impact of the restatement adjustments classified by balance sheet line item as at December 31, 2002. The adjustments as at December 31, 2002 are of the same nature as those as at June 30, 2003. The changes to the consolidated balance sheet as a result of the cumulative impact of the restatement adjustments as at December 31, 2002 included a reduction in contractual liabilities largely due to the adjustments for contract and customer-related accruals, a reduction in restructuring liabilities as a result of the adjustments to special charges related to restructuring actions, a reduction in other accrued liabilities principally from adjustments related to other accruals and provisions, and a reduction to the deferred tax asset of $144 principally related to the incorrect netting of certain tax liabilities against the deferred tax asset.

Reclassification adjustments

Reclassification adjustments were made between line items which also impacted the unaudited consolidated balance sheet as at December 31, 2002. The principal reclassifications resulted in, among other things, a net reduction to cash and notes payables of $70 to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary, an approximate $370 increase in accounts receivable and in other accrued liabilities to recognize advance billings in excess of revenues as a liability, and a $90 increase in net inventory with offsets in other current and other long-term assets.

Filing of restated financial statements

At the earliest possible time in the fourth quarter of 2003, we expect to file with the SEC the Nortel Networks Form 10-K/A and amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and June 30, 2003 containing restated financial statements for the relevant periods.

An independent review is being conducted by the Audit Committee to examine the facts and circumstances, leading to the need to restate our financial statements for the relevant periods and to consider appropriate improvements to our processes and procedures. The law firm of Wilmer, Cutler & Pickering has been retained by and will report to our Audit Committee for such purposes.

The financial results of NNL are fully consolidated into our results. NNL’s financial statements have also been restated as a result of the comprehensive review and other related reviews.

For further information on the impact of the restatements on the consolidated statements of operations for the three months and nine months ended September 30, 2002 and the balance sheet as at December 31, 2002, see “Significant accounting policies” and “Restatements” in notes 1 and 2, respectively, of the accompanying unaudited consolidated financial statements.

Employee benefit plans

During the first nine months of 2003, we made required cash contributions to our registered defined benefit pension plans of $54 as well as additional voluntary contributions of $170. We expect to make additional required cash contributions of approximately $24 in the fourth quarter of 2003. Subject to the impact of global capital market and interest rate fluctuations, we expect to make required cash contributions in 2004 under applicable legislation in amounts similar to those required in 2003.

Ownership adjustment in our French and German operations

On September 18, 2003, consistent with our overall global business strategy, we realigned our business activities in France and Germany by increasing our ownership in our core businesses in these countries. As a result of this realignment, we acquired the 42% minority interest in Nortel Networks Germany GmbH & Co. KG and the 45% minority interest in Nortel Networks France S.A.S., previously held by European Aeronautic Defence and Space Company EADS N.V., or EADS, our former partner in three European joint ventures. At the completion of these transactions, our ownership in each company increased to 100%. These companies are responsible for the sales and marketing of our products in France and Germany. At the same time, EADS increased its ownership in EADS Telecom S.A.S. (formerly EADS Defence and Security Networks S.A.S.), or EADS Telecom, from 59% to 100% as a result of acquiring our equity ownership in that company. For additional information, see “Joint ventures/minority interests”.

Customer financing commitments

During the first nine months of 2003, we reduced our undrawn customer financing commitments by $685 as a result of the expiration or cancellation of commitments and changing customer business plans. As of September 30, 2003, approximately $84 of the $116 in undrawn commitments was not available for funding under the terms of our financing agreements. For additional information, see “Customer financing”.

EDC support facility

On February 14, 2003, NNL entered into an agreement with Export Development Canada, or EDC, regarding arrangements to provide for support, on a secured basis, of certain of our performance related obligations arising out of normal course business activities. This facility provides for up to $750 in performance related support for our operations and has reduced our need to utilize restricted cash as collateral for our performance related obligations. Currently, $300 is committed support for performance bonds. On July 10, 2003, we announced an amendment to the EDC support facility which extended the termination date to December 31, 2005 from June 30, 2004. All other material terms of the EDC support facility remained unchanged. See “Available support facility” for additional information.

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

Shareholder rights plan

At our annual and special shareholders’ meeting on April 24, 2003, our shareholders approved the reconfirmation and amendment of our shareholder rights plan which will expire at the annual meeting of shareholders to be held in 2006 unless it is reconfirmed at that time. Under the rights plan, we issue one right for each Nortel Networks common share outstanding. These rights become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid. For additional information, you should refer to “Shareholder rights plan” in note 14 of our financial statements in our 2002 Annual Report and to our Registration Statement on Form 8-A/A filed with the SEC on April 25, 2003.

Discontinued operations

During the first nine months of 2003, we substantially completed the wind-down of our access solutions operations. We completed a number of transactions in 2003 including:

•	the sale of 8 million common shares of Arris Group Inc., or Arris, for cash consideration of $28 on March 24, 2003 which resulted in a gain of $12 and the assignment of our membership interest in Arris Interactive LLC to ANTEC Corporation, an Arris company, on March 18, 2003 for cash consideration of $89 which resulted in a gain for the full amount;

•	the restructuring of approximately $465 of trade and customer financing receivables owed to us by a customer, the majority of which was previously provisioned. As a result of the restructuring agreement, we received consideration including cash of $125, notes receivable and an ownership interest which have been fully provided for and the mutual release of all other claims between the parties. The transaction closed on March 20, 2003 and resulted in a gain of $95; and

•	the receipt of $20 cash related to the repayment of a promissory note receivable from Netgear, Inc., or Netgear, on August 6, 2003. The note was part of the consideration received by us upon the sale of our remaining interest in Netgear in February 2002.

Stock options

We adopted fair value accounting for new grants or modifications of stock options beginning January 1, 2003. As a result, all stock option grants or modifications in 2003 and beyond will be expensed over the stock option vesting period based on their estimated fair value at the date the options are granted or modified. The effect of the adoption of Statement of Financial Accounting Standards, or SFAS, No. 148 was a stock option expense of $7 in the third quarter of 2003 and $19 in the first nine months of 2003. If we continue to grant options in 2003 at a similar level to 2002, the expected impact on net earnings (loss) per share will be approximately ($0.01) per common share for 2003. For additional information, you should refer to “Stock-based compensation” in note 3(a) of the accompanying unaudited consolidated financial statements and “Significant accounting policies” in note 2(t) of our financial statements in our 2002 Annual Report.

Results of operations — continuing operations

Segment revenues

	3 months ended September 30,				9 months ended September 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Wireless Networks	$1,005	$936	$69	7	$2,939	$3,196	$(257)	(8)

Enterprise Networks	579	616	(37)	(6)	1,737	1,928	(191)	(10)

Wireline Networks	439	484	(45)	(9)	1,494	1,757	(263)	(15)

Optical Networks	243	309	(66)	(21)	810	1,124	(314)	(28)

Other(a)	–	5	(5)	(100)	1	39	(38)	(97)

Consolidated	$2,266	$2,350	$(84)	(4)	$6,981	$8,044	$(1,063)	(13)

(a)	“Other” represented miscellaneous business activities and corporate functions.

In the second quarter of 2003, Wireless Networks revenues were $1,000, Enterprise Networks revenues were $546, Wireline Networks revenues were $494, Optical Networks revenues were $298 and Other revenues were nil.

Geographic revenues

The following table summarizes our geographic revenues based on the location of the customer:

	3 months ended September 30,				9 months ended September 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

United States	$1,146	$1,206	$(60)	(5)	$3,494	$4,134	$(640)	(15)
EMEA(a)	$545	581	(36)	(6)	1,767	1,927	(160)	(8)
Canada	126	110	16	15	390	523	(133)	(25)
Other regions(b)	449	453	(4)	(1)	1,330	1,460	(130)	(9)

Consolidated	$2,266	$2,350	$(84)	(4)	$6,981	$8,044	$(1,063)	(13)

(a)	The Europe, Middle East and Africa region.
(b)	Included the Asia Pacific and Caribbean and Latin America regions.

In the second quarter of 2003, revenues in the United States were $1,148, revenues in EMEA were $582, revenues in Canada were $138 and revenues in Other regions were $470.

Consolidated revenues

Q3 2003 vs. Q3 2002 and first 9 months of 2003 vs. first 9 months of 2002

In 2001, we entered into an unprecedented period of business realignment in response to a significant industry adjustment. We implemented a company-wide restructuring work plan to streamline our operations and activities around core markets and operations. During 2003, we have begun to experience a period of relative stability. In 2003, our consolidated revenues were $2,266 in the third quarter, $2,338 in the second quarter and $2,377 in the first quarter. As well, throughout 2003, we have announced several new contracts, primarily in our Wireless Networks segment, as certain service provider customers began to expand and upgrade their existing networks. Although we expect to continue to see select areas of revenue growth throughout our four reportable segments and our geographic regions, we can provide no assurance that these select growth areas that have begun to emerge will continue in the future as customers continue to make selective decisions on the timing of upgrades and expansions of existing networks and installations of new networks.

Our consolidated revenues declined 4% in the third quarter of 2003 compared to the third quarter of 2002 and declined 13% in the first nine months of 2003 compared to the first nine months of 2002. The decline in the first nine months of 2003 was across all segments and was primarily due to the continuing industry adjustment and capital spending restrictions experienced by our service provider and enterprise customers. As well, the decline in the first nine months of 2003 was attributed to tightened capital markets mainly experienced in the first half of 2003. Customer spending remained cautious, with many of our customers realigning capital spending with their current levels of revenues and profits in order to maximize their return on invested capital. Also, excess network capacity continued to exist in the industry which has led to continued pricing pressures on the sale of certain of our products. As a result, our customers continued to focus on conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks.

From a geographic perspective, the 4% decline in revenues in the third quarter of 2003 compared to the same period in 2002 was primarily due to a:

•	5% decline in revenues in the United States primarily due to capital spending restrictions experienced by our service provider and enterprise customers and their focus on capital and cash flow management;

•	6% decline in revenues in the Europe, Middle East and Africa region, or EMEA, primarily due to a substantial reduction in capital spending as a result of the continuing industry adjustment and customers continuing to focus on maximizing return on invested capital; and

•	3% decline in revenues in the Asia Pacific region, or Asia Pacific, primarily due to the completion of certain customer upgrades and expansions to meet increased customer demand in the first half of 2003 which were originally scheduled to occur in the second half of 2003; partially offset by

•	15% increase in revenues in Canada primarily due to a certain Code Division Multiple Access, or CDMA, customer upgrading and expanding their existing network; and

•	6% increase in revenues in the Caribbean and Latin America region, or CALA, primarily due to new CDMA and Global System for Mobile communications, or GSM, contracts as certain service provider customers migrated from Time Division Multiple Access, or TDMA, to CDMA and GSM technologies.

From a geographic perspective, the 13% decline in revenues in the first nine months of 2003 compared to the same period in

2002 was primarily due to a:

•	15% decline in revenues in the United States primarily due to capital spending restrictions experienced by our service provider and enterprise customers and their focus on capital and cash flow management in the first nine months of 2003 as well as tightened capital markets mainly during the first half of 2003;

•	8% decline in revenues in EMEA primarily due to capital spending restrictions by service provider and enterprise customers and tightened capital markets mainly during the first half of 2003 which were partially offset by increases in revenue related to new GSM contracts with certain service providers;

•	25% decline in revenues in Canada primarily due to capital spending restrictions experienced by our service provider customers and their focus on capital and cash flow management as well as tightened capital markets mainly during the first half of 2003; and

•	23% decline in revenues in CALA primarily due to the completion of a major contract in the first quarter of 2002 and continued capital spending restrictions experienced by our service provider customers which were partially offset by increases in revenue related to new GSM contracts with certain service providers.

Q3 2003 vs. Q2 2003

Our consolidated revenues declined $72 from $2,338 in the second quarter of 2003 to $2,266 in the third quarter of 2003. The decrease was primarily due to an 11% decrease in revenues in our Wireline Networks segment and an 18% decrease in revenues in our Optical Networks segment. These declines were primarily due to the continuing industry adjustment and continued cautious spending by our service provider customers. The declines were partially offset by a 6% increase in our Enterprise Networks segment, primarily due to an increase in revenues associated with certain of our traditional circuit switching products and packet voice solutions.

Geographic revenues for the third quarter of 2003 compared to the second quarter of 2003 declined 6% in EMEA, declined 9% in Asia Pacific and declined 8% in Canada. These declines were partially offset by a 13% increase in CALA. Revenues in the United States were essentially flat in the third quarter of 2003 compared to the second quarter of 2003.

Remainder of 2003

Given the ongoing economic uncertainty, customers continue to spend cautiously. We expect to generally see continued restrictions on capital spending by customers due to:

•	our customers realigning their investment levels with their current levels of revenues and returns, and focusing on maximizing their return on invested capital;

•	a longer, more stringent spending approval process by customers when making capital investment decisions;

•	the high debt levels of many service provider customers;

•	the compounding impact of economic and geopolitical concerns;

•	excess and shared bandwidth capacity;

•	the financial difficulties of certain service provider customers;

•	excess network assets; and

•	continued capital market uncertainties.

Also, we expect that we will continue to experience pricing pressures on sales of certain of our products as a result of increased competition. Further, customer spending in the United States is expected to remain cautious while service provider customers continue to assess the impact of the recent Federal Communications Commission, or FCC, decision regarding unbundled network elements, or UNEs. It is difficult to predict the duration of the current industry adjustment, as sustained growth in industry spending is not expected to occur until economic and financial concerns have subsided. Market visibility remains limited and we do not expect that our results of operations for any quarter will necessarily be consistent with our historical quarterly profile or indicative of our expected results in future quarters. See “Forward looking statements” for other factors that may affect our revenues.

Wireless Networks revenues

The following chart summarizes recent quarterly revenues for Wireless Networks:

Q3 2003 vs. Q3 2002

Wireless Networks revenues increased 7% in the third quarter of 2003 compared to the third quarter of 2002 primarily due to increased spending by our wireless service provider customers on our CDMA and GSM technologies.

CDMA revenues increased in the third quarter of 2003 compared to the third quarter of 2002 primarily due to an increase in capital spending by our customers in the United States and Asia Pacific. In particular, certain of our major customers in the United States began to upgrade and expand their existing networks to higher data speeds. The increase in Asia Pacific was primarily due to new contracts with certain service provider customers and other customers expanding their existing networks to meet increased subscriber demand. These increases were partially offset by a substantial decline in EMEA, primarily due to the completion of key customer network deployments during the first half of 2003.

TDMA revenues declined substantially in the third quarter of 2003 compared to the third quarter of 2002 primarily due to the continued transition to newer wireless technologies. The substantial decline was primarily due to United States customers continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. TDMA revenues were a smaller portion of Wireless Networks revenues in the third quarter of 2003 compared to the third quarter of 2002.

Overall GSM revenues increased significantly in the third quarter of 2003 compared to the third quarter of 2002, primarily due to a substantial increase in EMEA, a significant increase in the United States and a substantial increase in CALA. The substantial increase in EMEA was primarily due to new contracts with certain service provider customers and other customers expanding their existing network. In the United States, the significant increase in GSM revenues was primarily due to accelerated network expansions with certain service providers to meet increased subscriber demand. CALA revenues increased primarily due to incremental shipments to certain customers in the third quarter of 2003 related to contracts awarded in prior periods.

Universal Mobile Telecommunications Systems, or UMTS, revenues decreased slightly in the third quarter of 2003 compared to the same period in 2002 as operators have continued to delay their deployment plans. In both the third quarter of 2003 and the third quarter of 2002, UMTS revenues accounted for an insignificant amount of total Wireless Networks revenues.

From a geographic perspective, the 7% increase in Wireless Networks revenues in the third quarter of 2003 compared to the same period in 2002 was primarily due to a:

•	37% increase in revenues in CALA primarily due to incremental shipments to certain customers in the third quarter of 2003 related to contracts awarded in prior periods;

•	4% increase in revenues in the United States primarily due to certain of our major CDMA and GSM customers upgrading and expanding their existing networks; and

•	61% increase in Canada primarily due to a certain CDMA customer upgrading and expanding its existing network.

First nine months of 2003 vs. first nine months of 2002

In the first nine months of 2003, Wireless Networks revenues declined 8% compared to the same period in 2002 primarily due to the ongoing focus by wireless service providers on capital and cash flow management, primarily in the first six months of 2003, and increased competition for customers by wireless service providers. As a result, many of our customers continued to heavily scrutinize their capital expenditure requirements and postponed or reduced their capital spending during the first six months of 2003.

CDMA revenues decreased slightly in the first nine months of 2003 primarily due to a significant decline in the United States and Canada as customers continued to experience capital spending restrictions as a result of their continued focus on capital and cash flow management. In Asia Pacific, CDMA revenues increased substantially in the first nine months of 2003 compared to the same period in 2002 primarily due to new contracts with certain service provider customers and other customers expanding their existing networks to meet increased subscriber demand.

TDMA revenues declined substantially in the first nine months of 2003 compared to the first nine months of 2002 primarily due to the continued transition to newer wireless technologies. The substantial decline was primarily due to customers in the United States and Canada continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. In the first nine months of 2003, TDMA revenues accounted for less than 10% of total Wireless Networks revenues.

GSM revenues were essentially flat in the first nine months of 2003 compared to the first nine months of 2002. Asia Pacific revenues declined substantially and United States revenues decreased. These declines were partially offset by substantial increases in EMEA and CALA. The substantial decline in Asia Pacific was primarily due to many of our GSM customers delaying their current network deployment schedules due to sufficient capacity in their existing networks to meet additional subscriber demand. In the United States, the decline was primarily due to the completion of some network deployments by certain service providers. In EMEA and CALA, GSM revenues increased substantially in the first nine months of 2003 primarily due to new contracts and incremental shipments to certain service providers related to contracts awarded in prior periods.

UMTS revenues were essentially flat in the first nine months of 2003 compared to the first nine months of 2002 as operators have continued to delay their deployment plans.

From a geographic perspective, the 8% decrease in Wireless Networks revenues in the first nine months of 2003 compared to the same period in 2002 was primarily due to a:

•	14% decline in revenues in the United States and a 44% decline in Canada primarily due to customers’ focus on capital and cash flow management, technology migration and a slower subscriber growth; and

•	4% decline in revenues in Asia Pacific primarily due to network completions; partially offset by

•	15% increase in revenues in EMEA and a 16% increase in CALA primarily due to new GSM contracts with certain service providers and other customers expanding their existing networks to meet increased subscriber demand.

Q3 2003 vs. Q2 2003

Compared to the second quarter of 2003, Wireless Networks revenues were essentially flat in the third quarter of 2003. CDMA revenues increased primarily due to increases in the United States and Canada as a result of new contracts and network expansions. UMTS revenues declined significantly in EMEA as operators delayed deployment plans.

From a geographic perspective, United States revenues increased 9% and CALA revenues increased 18% in the third quarter of 2003 compared to the second quarter of 2003. These increases were essentially offset by a 13% decline in revenues in EMEA, an 8% decline in Asia Pacific and a 23% decline in Canada.

Remainder of 2003

During the first nine months of 2003, Wireless Networks revenues continued to be primarily generated by sales of CDMA and GSM technologies. We expect this trend will continue in the fourth quarter of 2003. Also, we continue to expect that revenues associated with our TDMA technologies will decline in 2003 compared to 2002. Regarding our UMTS technologies, we expect that revenues will remain a small portion of overall Wireless Networks revenues in 2003.

Although we experienced an increase in our Wireless Networks revenues in the third quarter of 2003 compared to the second quarter of 2003, many customers continued to be cautious with their capital expenditure plans. While we have seen encouraging indicators in the wireless market, we can provide no assurance that the growth areas that have begun to emerge will continue in the future.

Enterprise Networks revenues

The following chart summarizes recent quarterly revenues for Enterprise Networks:

Q3 2003 vs. Q3 2002

Enterprise Networks revenues declined 6% in the third quarter of 2003 compared to the third quarter of 2002 due to a decrease in the data networking and security portion of this segment and a moderate decline in the circuit and packet voice portion of this segment.

Revenues from the circuit and packet voice portion of this segment decreased in the third quarter of 2003 compared to the third quarter of 2002 primarily due to a decrease in revenues in the United States and EMEA. The decline in the United States was primarily due to a decrease in demand for our traditional circuit switching products as our enterprise customers’ networks had sufficient capacity to meet demand. In EMEA, the decline was primarily due to reduced capital spending by enterprise customers on our applications products. The declines mentioned above were partially offset by a substantial increase in revenues associated with our packet voice solutions as a result of the continuing evolution of traditional circuit switching technology towards converged IP telephony solutions.

Revenues in the data networking and security portion of this segment decreased in the third quarter of 2003 compared to the third quarter of 2002. The decrease was primarily due to pricing pressure driven by competition for enterprise customers, a decline in revenues associated with our legacy routing portfolio and a decline in new service contracts and service contract renewals. These declines were experienced primarily in the United States and Asia Pacific.

From a geographic perspective, the 6% decline in Enterprise Networks revenues in the third quarter of 2003 compared to the third quarter of 2002 was primarily due to a:

•	8% decline in revenues in the United States primarily due to a decline in service contract renewals, a reduction in demand for our legacy routing products and a decrease in demand for our traditional circuit switching products; and

•	5% decline in revenues in EMEA primarily due to a decline in revenues associated with our applications products and continued pricing pressures on certain data products.

First nine months of 2003 vs. first nine months of 2002

Enterprise Networks revenues declined 10% in the first nine months of 2003 compared to the same period in 2002 due to a significant decrease in the data networking and security portion of this segment and a decrease in the circuit and packet voice portion of this segment. As well, primarily in the first half of 2003, enterprise customers continued to implement a longer, more stringent spending approval process when making capital investment decisions which resulted in continued capital spending delays.

Revenues from the circuit and packet voice portion of this segment decreased in the first nine months of 2003 compared to the same period in 2002. We experienced a decrease in revenues associated with our traditional circuit switching and interactive voice response products primarily due to sufficient network capacity and continuing capital spending restrictions as a result of the economic uncertainty in the industry. Also, during the first half of 2003, we experienced a decline in our traditional circuit switching products as a result of delays associated with the establishment of new channel relationships to address demand from small and medium sized enterprise customers. These declines were partially offset by a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions.

Revenues associated with the data networking and security portion of this segment decreased significantly in the first nine months of 2003 compared to the same period in 2002. The significant decrease in revenues was primarily due to a decline in new service contracts and service contract renewals, a decline in revenues associated with our legacy routing portfolio and a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition.

From a geographic perspective, the 10% decline in Enterprise Networks revenues in the first nine months of 2003 compared to the same period in 2002 was primarily due to a:

•	13% decline in revenues in the United States primarily due to customer spending restrictions, a reduction in revenues associated with our legacy routing portfolio, pricing pressures on certain of our data products and a reduction in the number of new service contracts and service contract renewals;

•	7% decline in revenues in EMEA primarily due to continuing economic uncertainty in the region, delays associated with the transition of a portion of our business from direct to indirect channels and the transition of certain service contracts to our channel partners during the first half of 2003, pricing pressures on certain data networking products and a delay in purchasing decisions on certain of our interactive voice response product as customers waited for the next release of this product; and

•	25% decline in revenues in CALA primarily due to the continued deterioration of the economic situation in certain countries and associated spending restrictions implemented by certain of our distributors.

Q3 2003 vs. Q2 2003

Enterprise Networks revenues increased 6% in the third quarter of 2003 compared to the second quarter of 2003 primarily due to:

•	an increase in revenues associated with certain of our traditional circuit switching products due to demand for new systems and product upgrades that allowed customers to migrate their existing technologies towards IP telephony;

•	an increase in revenues associated with other circuit switching products as the realignment of our channel strategy to address the demand of small and medium sized customers began to have a positive impact; and

•	continued growth in revenues associated with our IP telephony solutions.

From a geographic perspective, the 6% increase in the third quarter of 2003 compared to the second quarter of 2003 was primarily due to a 9% increase in revenues in the United States and a 30% increase in revenues in CALA. Revenues in our other regions were relatively unchanged from the second quarter of 2003.

Remainder of 2003

We anticipate that enterprise customers will continue to increase the use of voice over packet technologies in their communications networks. We expect that data, voice and multimedia communications technologies will continue to converge, and enterprises will look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs. However, the timing of this progression is unclear. Although we experienced an increase in revenues in the third quarter of 2003 compared to the second quarter of 2003, our enterprise customers remain cautious when making their capital spending decisions. Also, we anticipate that demand will continue for our traditional circuit switching products, however it is difficult to determine the extent to which future declines in demand will occur as a result of the migration to voice over packet technologies. Further, we continue to work towards completion of the realignment of our channel strategy to address the demand of the small and medium sized enterprise customers.

Wireline Networks revenues

The following chart summarizes recent quarterly revenues for Wireline Networks:

Q3 2003 vs. Q3 2002

Wireline Networks revenues declined 9% in the third quarter of 2003 compared to the third quarter of 2002 primarily due to a substantial reduction in capital spending by our service provider customers as a result of the continuing industry adjustment and continued cautious customer spending.

Revenues from the circuit and packet voice portion of this segment decreased significantly in the third quarter of 2003 compared to the third quarter of 2002 primarily due to a significant decrease in our traditional circuit switching product revenues, mainly in the United States, and also uncertainty related to the impact of the recent FCC decision regarding UNEs. The decline in our circuit switching product revenues was primarily due to the continuing impact of capital spending restrictions experienced by our service provider customers. Revenues from our packet voice solutions increased substantially in the United States in the third quarter of 2003 compared to the third quarter of 2002 and continued to represent a small, but growing, portion of overall Wireline Networks revenues. The increase was primarily due to new service provider contracts and certain other service provider customers expanding their existing networks.

Revenues from the data networking and security portion of this segment decreased slightly in the third quarter of 2003 compared to the third quarter of 2002 primarily due to revenue declines in the United States, Asia Pacific and CALA. In these regions, we continued to experience a decline in demand for our mature products which was further compounded by the ongoing industry adjustment as service providers continued to reduce their capital expenditures compared to the same period in 2002.

From a geographic perspective, the 9% decline in Wireline Networks revenues in the third quarter of 2003 compared to the third quarter of 2002 was primarily due to a:

•	17% decline in revenues in the United States primarily due to the continuing impact of capital spending restrictions experienced by our service provider customers and also uncertainty related to the impact of the recent FCC decision regarding UNEs; and

•	43% decline in revenues in CALA primarily due to service provider capital spending restrictions; partially offset by

•	8% increase in revenues in EMEA primarily due to increased demand for our traditional circuit switching products.

First nine months of 2003 vs. first nine months of 2002

Wireline Networks revenues declined 15% in the first nine months of 2003 compared to the same period in 2002. These declines were primarily due to a substantial reduction in capital spending by our service provider customers as a result of the continuing industry adjustment.

Revenues from the circuit and packet voice portion of this segment decreased significantly in the first nine months of 2003 compared to the same period in 2002 primarily due to a substantial decrease in our traditional circuit switching product revenues and also uncertainty related to the impact of the recent FCC decision regarding UNEs. The decline in our circuit switching revenues was primarily due to the continuing impact of capital spending restrictions experienced by our service provider customers during the first nine months of 2003 and tightened capital markets mainly during the first half of 2003.

Revenues from our packet voice solutions increased substantially in the United States and Canada in the first nine months of 2003 compared to the first nine months of 2002 primarily due to new service provider contracts throughout 2003 and some incremental one time shipments in the first quarter of 2003 related to new contracts awarded in the second half of 2002 and the first quarter of 2003.

Revenues from the data networking and security portion of this segment decreased in the first nine months of 2003 compared to the first nine months of 2002 primarily due to significant declines in Asia Pacific, Canada and the United States and a substantial decline in CALA. In these regions, we experienced a decline in demand for our mature products primarily due to the ongoing industry adjustment as service providers continued to reduce their capital expenditures.

From a geographic perspective, the 15% decline in Wireline Networks revenues in the first nine months of 2003 compared to the same period in 2002 was primarily due to a:

•	70% decline in revenues in CALA primarily due to the completion of a major contract in the first quarter of 2002 and continued capital spending restrictions experienced by our service provider customers;

•	12% decline in revenues in the United States primarily due to the continuing impact of capital spending restrictions experienced by our service provider customers, tightened capital markets mainly during the first half of 2003 and also uncertainty related to the impact of the recent FCC decision regarding UNEs;

•	15% decline in revenues in Asia Pacific primarily due to capital spending restrictions experienced by our service provider customers; and

•	5% decline in revenues in EMEA primarily due to a reduction in capital spending by service provider customers during the first nine months of 2003 and tightened capital markets mainly during the first half of 2003.

Q3 2003 vs. Q2 2003

Our Wireline Networks revenues decreased 11% in the third quarter of 2003 compared to the second quarter of 2003 primarily due to:

•	a significant decline in the circuit and packet voice portion of this segment, primarily in the United States and EMEA, due to a significant decrease in our circuit switching product revenues resulting from continued cautious spending by our service provider customers; and

•	a moderate decrease in the data networking and security portion of this segment primarily due to continued cautious spending by our United States service provider customers.

From a geographic perspective, Wireline Networks revenues decreased 11% in the third quarter of 2003 compared to the second quarter of 2003 primarily as a result of a 20% decrease in the United States, a 7% decline in EMEA and a 23% decline in Canada, partially offset by a 24% increase in revenues in Asia Pacific.

Remainder of 2003

We anticipate that service provider customers will continue to increase the use of packet-based technologies in their communications networks as they look for ways to optimize their existing networks and offer new revenue generating services while limiting capital expenditures and operating costs. Although we experienced an increase in revenues in our packet-based technologies in the first nine months of 2003 compared to the same period in 2002, the timing of when service provider customers will deploy packet-based technologies on a wider scale is unclear. Further, it is difficult to determine the effect the recent FCC ruling regarding UNEs will have on our business as our service provider customers continue to assess its impact. We expect that the continuing industry adjustment and reassessment of capital spending by our customers may have a further negative impact on the level of spending by our service provider customers and could adversely affect Wireline Networks revenues in the future.

Optical Networks revenues

The following chart summarizes recent quarterly revenues for Optical Networks:

Q3 2003 vs. Q3 2002

Optical Networks revenues declined 21% in the third quarter of 2003 compared to the third quarter of 2002. This decline was primarily due to the continuing industry adjustment and continued reductions in capital spending by our customers in EMEA, Asia Pacific and United States in both the long-haul and metro optical portions of this segment.

Revenues in the long-haul portion of this segment decreased substantially in the third quarter of 2003 compared to the third quarter of 2002. The substantial decline was primarily due to a substantial decline in EMEA as our service provider customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. In addition, significant excess inventories continued to exist in this portion of Optical Networks which resulted in ongoing pricing pressures across all regions.

In the fourth quarter of 2002, we sold certain optical components assets to Bookham Technology plc, or Bookham. As a result, our third quarter results in 2003 in the long-haul portion of this segment do not reflect revenues generated from these assets. In the third quarter of 2002, revenues generated from the optical components assets sold to Bookham were approximately 5% of the total revenues of $309. For additional information related to the sale of these assets to Bookham, you should refer to the information contained in our 2002 Annual Report.

Revenues in the metro optical portion of this segment decreased significantly in the third quarter of 2003 compared to the third quarter of 2002. The significant decline in revenues was primarily due to substantial declines in the United States and Asia Pacific as a result of the continuing industry adjustment and capital spending restrictions by customers. As well, in Asia Pacific, certain customer upgrades and expansions to meet increased customer demand that were originally scheduled to occur in the second half of 2003 were completed in the first half of 2003.

From a geographic perspective, the 21% decline in Optical Networks revenues in the third quarter of 2003 compared to the third quarter of 2002 was primarily due to a:

•	38% decline in revenues in EMEA primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment and customers continuing to focus on maximizing return on invested capital;

•	22% decline in revenues in Asia Pacific primarily due to the completion of certain customer upgrades and expansions to meet increased customer demand in the first half of 2003 which were originally scheduled to occur in the second half of 2003; and

•	10% decline in revenues in the United States primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment and customers continuing to focus on maximizing return on invested capital.

First nine months of 2003 vs. first nine months of 2002

Optical Networks revenues declined 28% in the first nine months of 2003 compared to the same period in 2002. These declines were primarily the result of the continuing industry adjustment, tightened capital markets mainly during the first half of 2003 and reductions in capital spending by our United States, Canada and EMEA customers in both the long-haul and metro portions of this segment.

Revenues in the long-haul portion of this segment declined substantially in the first nine months of 2003 compared to the first nine months of 2002. The substantial decline was primarily due to the continuing industry adjustment, tightened capital markets mainly during the first half of 2003 and continued capital spending restrictions in the United States, Canada and EMEA as customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. In addition, significant excess inventories continued to exist in this portion of the segment which resulted in ongoing pricing pressures across all regions.

As mentioned above, our long-haul revenues in the first nine months of 2003 do not reflect revenues generated from the optical components assets sold to Bookham. In the first nine months of 2002, revenues associated with these assets were approximately 5% of the total Optical Networks revenues of $1,124.

Revenues in the metro optical portion of this segment decreased significantly in the first nine months of 2003 compared to the first nine months of 2002. The significant decrease was primarily due to substantial declines in revenues in EMEA and the United States and was partially offset by a substantial increase in revenues in Asia Pacific. The declines in EMEA and the United States were primarily the result of the continuing industry adjustment, tightened capital markets mainly during the first half of 2003 and customer spending restrictions. The substantial increase in revenues in Asia Pacific was primarily due to new customer contracts during the first half of 2003 for expansions of existing networks to meet increased customer demand.

From a geographic perspective, the 28% decline in Optical Networks revenues in the first nine months of 2003 compared to the same period in 2002 was primarily due to a:

•	45% decline in EMEA, 31% decline in the United States and a 42% decline in Canada primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets mainly during the first half of 2003 and customers continuing to focus on maximizing return on invested capital; and

•	28% decline in CALA primarily related to a reduction in capital spending and excess network capacity and assets; partially offset by

•	13% increase in Asia Pacific primarily due to new customer contracts for expansions of existing networks to meet increased customer demand.

Q3 2003 vs. Q2 2003

Optical Networks revenues decreased 18% in the third quarter of 2003 compared to the second quarter of 2003 primarily reflecting the global weakness of the optical long-haul market. Revenues associated with the optical long-haul portion of this segment decreased substantially due to declines in all regions caused by the continuing industry adjustment and capital spending restrictions by customers.

From a geographic perspective, Optical Networks revenues decreased 18% in the third quarter of 2003 compared to the second quarter of 2003 primarily as a result of a 25% decrease in revenues in the United States and a 30% decrease in Asia Pacific partially offset by a 26% increase in revenues in Canada.

Remainder of 2003

Our major customers in the optical long-haul portion of Optical Networks remain focused on maximizing return on their invested capital by increasing the capacity utilization rates and efficiency of existing networks. We expect that any additional capital spending by those customers in the near term will be increasingly directed to opportunities that enhance customer performance, revenue generation and cost reduction. Further, we believe that building out new networks for increased bandwidth will remain long term projects.

On August 10, 2003, we essentially finalized the realignment of Optical Networks with the sale of certain assets of our high speed module operations. We do not expect that the sale of these assets will have a material impact on our business, results of operations and financial condition. Going forward, our efforts will focus on providing next generation optical networking systems, including the evolution of next generation SONET/SDH systems, metro Dense Wavelength Division Multiplexing, or metro DWDM, systems and optical long-haul line and terminal solutions. Also, we will continue to invest in core technologies, such as efficient service adaptation, aggregation, switching and management that will enable our customers to deploy optical networking services which we believe will lead the transformation towards packet-based networks.

In the metro optical portion of this segment, we expect to see an increase in demand for metro DWDM as our customers begin to deploy inter-office fiber infrastructure. As a result, we expect that the metro optical portion of this segment will continue to become a larger percentage of overall Optical Networks revenues.

Due to the severe reduction in the number and size of new optical long-haul network build-outs and due to the nature of the relationship between the products within the optical long-haul portion of this segment, it is difficult to predict when a meaningful recovery in the optical long-haul market will occur. Also, we anticipate that pricing pressures on optical system vendors will continue due to intense competition, large inventories and a diminished market. As a result, we expect that our Optical Networks revenues will decline in 2003 compared to 2002 and will be one of our last segments to recover from the significant industry adjustment.

Gross profit and gross margin

	3 months ended September 30,				9 months ended September 30,
	2003	2002	Change	% Change	2003	2002	Change	% Change

Gross profit	$1,192	$910	$282	31	$3,264	$2,742	$522	19

Gross margin	52.6%	38.7%	13.9 pts	36	46.8%	34.1%	12.7 pts	37

Gross margin improved 13.9 percentage points in the third quarter of 2003 compared to the third quarter of 2002 primarily due to:

•	an increase of approximately 6 percentage points related to reduced inventory provisioning and other operations related costs in the third quarter of 2003 compared to the same period in 2002;

•	an increase of approximately 4 percentage points related to favorable changes in product mix;

•	an increase of approximately 3 percentage points related to continued improvements in our cost structure primarily as a result of favorable supplier pricing which was partially offset by continued pricing pressures on the sale of certain of our products; and

•	an increase of approximately 2 percentage points related to a reduction in accruals of $52 associated with a customer contract settlement with one of our Optical Networks customers; partially offset by

•	a favorable gross margin impact of approximately 2 percentage points in the third quarter of 2002 for purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement that was not repeated in the third quarter of 2003.

Gross margin also improved 12.7 percentage points in the first nine months of 2003 compared to the same period in 2002 primarily due to:

•	an increase of approximately 9 percentage points related to reduced inventory provisioning, contract and customer settlement costs and other operations related costs in the first nine months of 2003 compared to the same period in 2002;

•	an increase of approximately 4 percentage points related to continued improvements in our cost structure primarily as a result of favorable supplier pricing which was partially offset by continued pricing pressures on the sale of certain of our products; and

•	an increase of approximately 2 percentage points related to favorable changes in product mix partially offset by

•	an accrual in the first quarter of 2003 for the employee return to profitability bonus plan for which no similar accrual was made in the first nine months of 2002; and

•	a favorable gross margin impact of approximately 2 percentage points in the first nine months of 2002 for purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement that was not repeated in the first nine months of 2003.

While we cannot predict the extent to which changes in product mix and pricing pressures will impact our gross margin, we continue to see the effects of our restructuring work plan which we began implementing in 2001 to create a cost structure that is more reflective of the current industry and economic environment. The gross margin for the third quarter of 2003 benefited from certain factors that are not expected to be repeated and, as a result, we expect that gross margin will trend in the mid-40% range in the near term. See “Forward looking statements” for factors that may affect our gross margins.

Segment gross profit and gross margin

Wireless Networks

Wireless Networks gross margin improved by approximately 12 percentage points in the third quarter of 2003 compared to the third quarter of 2002 and by approximately 8 percentage points in the first nine months of 2003 compared to the same period in 2002. These improvements were primarily due to:

•	changes in product mix;

•	improvements in our product costs primarily due to favorable material pricing; and

•	improvements in other operations related costs.

Enterprise Networks

Enterprise Networks gross margin improved by approximately 5 percentage points in the third quarter of 2003 compared to the third quarter of 2002. The improvement in gross margin was primarily due to:

•	improvements in our product costs primarily as a result of favorable material pricing which was partially offset by reductions in the selling price of certain of our products as a result of increased competition for enterprise customers;

•	the resolution of certain supplier claims in the third quarter of 2003 which were not experienced in the third quarter of 2002; and

•	reduced inventory provisioning in the third quarter of 2003 as a result of our inventory levels being better aligned to customer demand.

Enterprise Networks gross margin improved by approximately 5 percentage points in the first nine months of 2003 compared to the same period in 2002. The improvement in gross margin was primarily due to:

•	improvements in our product costs primarily as a result of favorable material pricing which was partially offset by reductions in the selling price of certain of our products as a result of increased competition for enterprise customers;

•	reductions in other operations related costs including product defects, customer service and warranty costs; and

•	reduced inventory provisioning as a result of our inventory levels being better aligned to customer demand and a decrease in other contract and customer settlement costs.

Wireline Networks

Wireline Networks gross margin increased by approximately 2 percentage points in the third quarter of 2003 compared to the third quarter of 2002 primarily due to:

•	improvements in our cost structure as a result of favorable supplier pricing and design improvements; and

•	reductions in other operations related costs.

Wireline Networks gross margin increased by approximately 5 percentage points in the first nine months of 2003 compared to the first nine months of 2002. These increases were primarily due to:

•	improvements in our cost structure as a result of favorable supplier pricing and design improvements;

•	reductions in other operations related costs; and

•	reduced inventory provisioning as a result of our inventory levels being better aligned to customer demand and a decrease in other contract and customer settlement costs.

Optical Networks

Optical Networks gross margin improved by approximately 51 percentage points in the third quarter of 2003 compared to the third quarter of 2002. The improvement in gross margin was primarily due to:

•	a reduction in accruals of $52 associated with a customer contract settlement;

•	reductions in operations related costs, primarily in the United States and EMEA;

•	reduced inventory provisioning in the third quarter of 2003 compared to the same period in 2002;

•	the sale of certain optical components assets to Bookham in the fourth quarter of 2002 and, as a result, our gross margin in the third quarter of 2003 in the long-haul portion of this segment excluded the impact of excess capacity of those optical components assets; and

•	improvements in our cost structure primarily as a result of favorable supplier pricing which was partially offset by continued pricing pressures on the sale of certain products; partially offset by

•	a favorable gross margin impact in the third quarter of 2002 for purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement that was not repeated in the third quarter of 2003.

Optical Networks gross margin improved by approximately 49 percentage points in the first nine months of 2003 compared to the same period in 2002. The improvement in gross margin was primarily due to:

•	reduced inventory provisioning and other contract and customer settlement costs in the first nine months of 2003;

•	reductions in operations related costs, primarily in the United States and EMEA;

•	the sale of certain optical components assets to Bookham and, as a result, our gross margin in the first nine months of 2003 excluded the impact of excess capacity of those optical components assets; and

•	improvements in our cost structure primarily as a result of favorable supplier pricing which were partially offset by continued pricing pressures on the sale of certain products; partially offset by

•	a favorable gross margin impact in the first nine months of 2002 for purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement that was not repeated in the first nine months of 2003.

Operating expenses

Selling, general and administrative expense

	3 months ended September 30,				9 months ended September 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

SG&A expense	$486	$700	$(214)	(31)	$1,413	$2,163	$(750)	(35)

As % of revenues	21.4%	29.8%	N/A	N/A	20.2%	26.9%	N/A	N/A

Selling, general and administrative, or SG&A, expense declined $214 in the third quarter of 2003 compared to the third quarter of 2002 primarily due to:

•	the continued impact of our workforce reductions and associated reductions in other related costs such as information services and real estate;

•	decreased provisioning for customer financing and trade receivables; and

•	a reduction in accruals of $16 in the third quarter of 2003 associated with a customer contract settlement with one of our Optical Networks customers; partially offset by

•	an increase in accruals related to our restricted stock unit program for senior executives which are allocated across all of our reportable segments.

In the first nine months of 2003, SG&A expense declined $750 compared to the same period in 2002. These declines were primarily due to:

•	the continued impact of our workforce reductions and associated reductions in other related costs such as information services and real estate;

•	decreased provisioning for customer financing and trade receivables;

•	net customer financing bad debt recoveries during the first nine months of 2003 primarily as a result of favorable settlements related to our customer financing activities and adjustments to other existing provisions; partially offset by

•	accruals in the first nine months of 2003 for the employee return to profitability bonus plan for which no similar accrual was made in the first nine months of 2002; and

•	an increase in accruals related to our stock based compensation, including restricted stock unit and stock option programs, both of which are allocated across all of our reportable segments.

We will continue to manage SG&A expense according to the requirements of our business, allocating resources and investment where customer demand dictates, and reducing resources and investment where opportunities for improved efficiencies present themselves. We expect that our fourth quarter SG&A expense will increase compared to the third quarter of 2003. However, for the year 2003, we expect that our annual SG&A expense will continue to decline compared to 2002 although not to the same extent as was experienced in 2002 compared to 2001.

Segment selling, general and administrative expense

Wireless Networks

Wireless Networks SG&A expense increased significantly in the third quarter of 2003 compared to the third quarter of 2002 primarily due to an increase in the accrual related to the restricted stock unit program.

Wireless Networks SG&A expense decreased significantly in the first nine months of 2003 compared to the same period in 2002. These declines were primarily due to:

•	the continued impact of our workforce reductions and organizational realignment across all regions and associated reductions in other related costs such as information services and real estate; and

•	a decrease in provisioning for trade and customer financing receivables; partially offset by

•	an increase in accruals related to the restricted stock unit program.

Enterprise Networks

Enterprise Networks SG&A expense decreased significantly in both the third quarter of 2003 compared to the third quarter of 2002 and the first nine months of 2003 compared to the same period in 2002. These decreases were primarily due to:

•	the continued impact of our workforce reductions, primarily in the United States and Canada, and associated reductions in other related costs such as information services and real estate; and

•	a decrease in provisioning for trade receivables.

Wireline Networks

Wireline Networks SG&A expense decreased substantially in both the third quarter of 2003 compared to the third quarter of 2002 and the first nine months of 2003 compared to the same period in 2002. These decreases were primarily due to:

•	the continued impact of our workforce reductions, primarily in the United States and Canada, and associated reductions in other related costs such as information services and real estate; and

•	a decrease in provisioning for trade and customer financing receivables.

Optical Networks

Optical Networks SG&A expense decreased substantially in both the third quarter of 2003 compared to the third quarter of 2002 and the first nine months of 2003 compared to the same period in 2002. These reductions were primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate;

•	a decrease in provisioning for trade and customer financing receivables; and

•	a reduction in accruals of $16 in the third quarter of 2003 associated with a customer contract settlement; partially offset by

•	an increase in accruals related to the restricted stock unit program.

Segment contribution margin

	3 months ended September 30,				9 months ended September 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Wireless Networks	$410	$278	$132	47	$1,073	$861	$212	25

Enterprise Networks	140	107	33	31	377	292	85	29

Wireline Networks	138	97	41	42	469	327	142	43

Optical Networks	92	(90)	182	202	134	(620)	754	122

Other	(74)	(182)	108	59	(202)	(281)	79	28

Consolidated	$706	$210	$496	236	$1,851	$579	$1,272	220

As a result of the gross margin and SG&A expense changes discussed above, our consolidated contribution margin improved by $496 in the third quarter of 2003 compared to the third quarter of 2002 and by $1,272 in the first nine months of 2003 compared to the first nine months of 2002. All of our four reportable segments contributed positive contribution margin in the third quarter and first nine months of 2003.

Research and development expense

	3 months ended September 30,				9 months ended September 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

R&D expense	$485	$557	$(72)	(13)	$1,470	$1,710	$(240)	(14)
As % of revenues	21.4%	23.7%	N/A	N/A	21.1%	21.3%	N/A	N/A

Research and development, or R&D, expense decreased $72 in the third quarter of 2003 compared to the third quarter of 2002. The decline was primarily due to workforce reductions and focused investment decisions to drive market leadership across our product portfolios.

R&D expense also decreased $240 in the first nine months of 2003 compared to the same period in 2002 primarily due to our workforce reductions and focused investments to drive market leadership across our product portfolios. The decline was partially offset by an accrual in the first quarter of 2003 for the employee return to profitability bonus plan for which no similar accrual was made in the first nine months of 2002.

Our continuing strategic investments in R&D are aligned with technology leadership in anticipated growth areas, while targeting a level of R&D expense that is more representative of the current volume of our business. We will continue to manage R&D expense according to the requirements of our business, allocating resources and investment where customer demand dictates, and reducing resources and investment where opportunities for improved efficiencies present themselves. Our research and development efforts are currently focused on key next generation networking solutions including:

•	strategic areas of wireless networking solutions;

•	voice over packet solutions to drive operating efficiencies, cost savings and, in some cases, new revenues for our customers;

•	multimedia services and applications to drive business and revenue growth; and

•	broadband networking solutions including optical networking solutions to support storage area network connectivity services and business continuity.

We expect that our 2003 fourth quarter R&D expense will be similar to that of the third quarter of 2003. Further, for the year 2003, we expect that our annual R&D expense will continue to decline compared to 2002 although not to the same extent as was experienced in 2002 compared to 2001.

Amortization of acquired technology

The amortization of acquired technology in the first nine months of 2003 and the same period in 2002 primarily reflected the charge related to the acquisition of Alteon WebSystems, Inc. The remaining net carrying value of acquired technology was fully amortized in the third quarter of 2003.

Deferred stock option compensation

For acquisitions completed subsequent to July 1, 2000, we were required to allocate a portion of the purchase price to deferred compensation related to unvested stock options held by employees of the acquired companies. This deferred compensation was amortized to net income (loss) based on the graded vesting schedule of the stock option awards. Deferred stock option compensation was $15 in the third quarter of 2003 compared to $21 in the third quarter of 2002 and was primarily due to the continuing completion of the deferred compensation amortization associated with certain employees’ vesting periods. Deferred stock option compensation was $50 in the first nine months of 2003 compared to $65 in the first nine months of 2002. This decline was primarily due to the completion of the deferred compensation amortization associated with certain employees’ vesting periods and the cancellation of unvested stock options that were held by employees whose employment was terminated in 2002. We expect a reduction in deferred stock option compensation in the fourth quarter of 2003 compared to the expense recorded in the third quarter of 2003.

Special charges

In the third quarter of 2003, we recorded special charges of $70 related to our continued restructuring work plan. Included in this charge was a reduction of $11 related to net revisions to prior accruals. Workforce reduction charges of $75 related to the cost of severance and benefits across all segments associated with approximately 300 employees notified of termination during the third quarter of 2003. Net revisions of $1 to increase prior accruals related to changes in estimates associated with termination benefits that were higher than originally estimated. Contract settlement and lease costs were $5 and related to leased facilities and furniture that were no longer being used. These costs extended across all segments. Net revisions of $12 to reduce prior accruals primarily related to changes in estimates associated with the cost of vacating previously identified properties and changes in sublease revenue assumptions across all segments. Also, we recorded a charge of $1 for current period write downs related to various leasehold improvements and excess Optical Networks equipment.

In the first nine months of 2003, we recorded special charges of $180 related to our continued restructuring work plan. Included in this charge was a reduction of $81 related to revisions to prior accruals. Workforce reduction charges of $165 related to the cost of severance and benefits associated with approximately 1,400 employees notified of termination during the first nine months of 2003 which extended across all segments. Net revisions of $34 to reduce prior accruals primarily related to termination benefits where actual costs were lower than our original estimates across all segments. Contract settlement and lease costs were $51 and related to newly identified leased facilities and furniture, across all segments, which we determined were no longer being used. Net revisions of $10 were recorded to reduce prior accruals related to changes in estimates associated with the cost of vacating previously identified properties and changes in sublease revenues across all segments. Also, we recorded charges of $45 related to current period write downs for various leasehold improvements and excess Optical Networks equipment. Net revisions of $37 to reduce prior accruals related to adjustments in our original plans or estimates for the closure of certain facilities.

In the third quarter of 2002, we recorded special charges of $1,171 related to our restructuring work plan. Workforce reduction charges of $287 related to the cost of severance and benefits associated with approximately 3,500 employees notified of termination which extended across all segments. Net revisions of $19 to increase prior accruals primarily related to termination benefits where actual costs were higher than our original estimates across all segments. Contract settlement and lease costs included negotiated settlements of approximately $136 to either cancel contracts or renegotiate existing contracts across all of our segments. Net revisions of $5 were recorded to reduce prior accruals related to changes in estimates associated with the cost of vacating previously identified properties and changes in sublease revenues across all segments. Plant and equipment write downs of $52 primarily related to Optical Networks. Net revisions of $2 to reduce prior accruals related to adjustments in our original plans or estimates for the closure of certain facilities. Under Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, assets held for sale are to be measured at the lower of their carrying amount or fair values less costs to sell. In the third quarter of 2002, certain plant and equipment and inventory in Optical Networks met the criteria of assets held for sale. Based on the expected fair value of these assets to be realized on sale, we recorded a charge of $89 against their carrying amounts. Also, as a result of the continued decline in both our overall market value generally and within Optical Networks specifically, we evaluated the goodwill associated with the businesses within Optical Networks for potential impairment. The conclusion of those evaluations was that the fair value associated with these businesses could no longer support the carrying value of the remaining goodwill associated with them. As a result, we recorded a goodwill write down of $595.

In the first nine months of 2002, we recorded special charges of $1,995 related to our restructuring work plan. Included in this charge was a reduction of $109 related to revisions to prior accruals. Workforce reduction charges of $767 were related to the cost of severance and benefits associated with the approximately 9,800 employees notified of termination which extended across all segments. Net revisions of $63 to reduce prior accruals primarily related to termination benefits where actual costs were lower than our original estimates across all segments. Contract settlement and lease costs included negotiated settlements of approximately $212 to either cancel contracts or renegotiate existing contracts across all of our segments. Net revisions of $37 were recorded to reduce prior accruals related to changes in estimates associated with the cost of vacating previously identified properties and changes in sublease revenues across all segments. Plant and equipment write downs of $414 primarily related to Optical Networks. Net revisions of $9 to reduce prior accruals related to adjustments in our original plans or estimates for the closure of certain facilities. Also in the first nine months of 2002, we recorded $27 related to the write downs of certain acquired technology in Optical Networks due to our reassessment of market conditions. As mentioned above, SFAS 144 charges of $89 were recorded in the first nine months of 2002 to reflect the fair value of assets held for sale and a goodwill write down of $595 was recorded to reflect the impairment of certain businesses in Optical Networks.

Currently, we expect that approximately $40 of special charges related to our restructuring work plan will be incurred in the fourth quarter of 2003.

For additional information related to our restructuring activities, see “Special charges” in note 6 of the accompanying unaudited consolidated financial statements.

Gain on sale of businesses

In the first nine months of 2003, gain on sale of businesses of $28 primarily related to the recognition of the unamortized deferred gain of $21 on the sale of substantially all of the assets of our Cogent Defence Systems business during the year ended December 31, 2001. This remaining unamortized gain of $21 was recognized in the third quarter of 2003 as a result of the sale of our 41% interest in EADS Telecom as discussed in “Developments in 2003”.

In the first nine months of 2002, gain on sale of businesses of $20 primarily related to the sale of certain assets of our Service Commerce operation support system business to MetaSolv, Inc.

Other income (expense) — net

In the first nine months of 2003, other income — net was $127, which primarily included:

•	a gain of $76 related to the sale of our interest in EADS Telecom in conjunction with the changes in ownership of our French and German operations;

•	interest income on our short term investments; and

•	a payment received from a settlement related to intellectual property use; partially offset by

•	foreign exchange losses; and

•	losses on the sale or write down of certain of our investments.

In the first nine months of 2002, other expense — net was $45, which primarily related to the loss on sale or write down of certain minority investments, partially offset by interest income on our short term investments.

Interest expense

Interest expense decreased $25 in the third quarter of 2003 compared to the third quarter of 2002 and declined $63 in the first nine months of 2003 compared to the same period in 2002. These declines were primarily due to a reduction in the outstanding balances of our notes payable and long-term debt.

We expect that our quarterly interest expense in the fourth quarter of 2003 will remain at a level similar to that of the third quarter of 2003.

Income tax benefit

In the first nine months of 2003, we recorded a tax benefit of $4 on pre-tax income of $64 from continuing operations before minority interests and equity in net loss of associated companies. This tax benefit resulted from the recognition of tax refunds received in the period and the reduction of deferred tax liabilities for temporary differences in values for accounting and tax purposes. This benefit was partially offset by the draw down of our deferred tax assets and current income tax provisions in taxable jurisdictions as well as various non-income related taxes.

In the first nine months of 2002, we recorded a tax benefit of $832, which was partially offset by the recognition of a certain additional valuation allowance of $371, on a pre-tax loss of $3,545 from continuing operations before minority interests and equity earnings in net loss of associated companies. Consistent with our quarterly review procedures, in the third quarter of 2002, we performed an evaluation of the recoverability of our deferred income tax assets and determined that it was appropriate to recognize a certain additional income tax valuation allowance of $371. The increase in the valuation allowance was attributable to the decline in our forecasted taxable income due to the uncertainty regarding the timing of a meaningful recovery in the industry.

We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Our valuation allowance is primarily attributed to continued uncertainty in the industry. If market conditions deteriorate further or future results of operations are less than expected, an additional tax valuation allowance may be required for all or a portion of our deferred tax assets. For additional information, see “Tax asset valuation”.

Net earnings (loss) from continuing operations

As a result of the items discussed under our results of operations, net earnings was $130 in the third quarter of 2003. This amount represented an improvement of $1,865 compared to our net loss of $1,735 in the third quarter of 2002. Also, our net loss was $3 in the first nine months of 2003 which excluded the cumulative effect of accounting change — net of tax of $8. This net loss represented an improvement of $3,116 compared to our net loss of $3,119 in the first nine months of 2002.

Results of operations — discontinued operations

During the third quarter of 2003, net earnings from discontinued operations of $55 (net of tax) primarily related to gains associated with cash settlements of certain receivables and notes including the cash payment of a subordinated, unsecured promissory note receivable by Netgear.

During the first quarter of 2003, we substantially completed the wind-down of our access solutions operations and recorded net earnings of $189 (net of tax) related to the sale of certain components of this business. The $189 in net earnings was primarily related to a $101 gain from the disposition of certain shares and a membership interest in certain Arris companies and a gain of $95 from the settlement of certain trade and customer financing receivables. Our intent to exit this business was originally approved by our Board of Directors on June 14, 2001. The continued deterioration in industry and market conditions delayed certain disposal activities beyond the originally planned timeframe of one year. In particular, actions involving negotiations with customers, who have also been affected by industry conditions, took longer than expected. Although disposal activities continued beyond the one-year period, we have continued to present the access solutions operations as discontinued operations in the accompanying unaudited consolidated financial statements.

For additional information, see “Discontinued operations” in note 17 of the accompanying unaudited consolidated financial statements.

Application of critical accounting policies

Our unaudited consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the United States, which require us to make significant estimates and assumptions. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies. The application of these policies requires us to make subjective judgments. These accounting policies include estimates and assumptions associated with revenue recognition, provisions for receivables, provisions for inventory, tax asset valuation, goodwill valuation, pension and post retirement benefits and other contingencies.

There have been no changes to our critical accounting policies since December 31, 2002, other than the material changes in the recorded balances and other updates noted below. For further information related to our critical accounting policies, see our 2002 Annual Report.

Revenue recognition

In November 2002, the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force reached a consensus on

Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. We adopted this guidance prospectively for all revenue arrangements entered into after June 30, 2003 and the adoption of this pronouncement did not have a material impact on our business, results of operations and financial condition. For additional information, see “Accounting for revenue arrangements with multiple deliverables” in note 3(g) of the accompanying unaudited consolidated financial statements.

Provisions for receivables

We recorded receivable recoveries, related to continuing operations, of $67 in the first nine months of 2003. We recorded receivable provisions, related to continuing operations, of $277 during the same period in 2002. The receivable recoveries of $67 in the first nine months of 2003 primarily related to significant trade and customer financing receivable recoveries mainly as a result of favorable settlements related to our sale or restructuring of various receivables. These recoveries were partially offset by receivable provisions recorded during the first nine months of 2003 related to our normal business activity. The receivable provisions recorded in the first nine months of 2002 primarily related to the financial difficulties of several of our service provider and enterprise customers as a result of the significant industry adjustment.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as at:

	September 30,	December 31,
	2003	2002

Gross accounts receivable	$2,342	$2,680

Related reserves	(277)	(517)

Net accounts receivable	$2,065	$2,163

Accounts receivable reserves as a percentage of gross accounts receivables	12%	19%

Gross long-term receivables	$366	$1,001

Related reserves	(294)	(736)

Net long-term receivables	$72	$265

Long-term receivable reserves as a percentage of gross long-term receivables	80%	74%

Throughout 2002, we recorded significant provisions related to receivables from our continuing operations. In the first nine months of 2003, we recorded net recoveries primarily due to our subsequent collections of certain customer financing receivables for amounts exceeding our original estimates of net recovery. Given the current market conditions and creditworthiness of some of our customers, it is difficult to determine the extent to which this trend will continue in the future.

Provisions for inventory

We recorded inventory provisions and other provisions related to our contract manufacturers and suppliers, related to continuing operations, of $134 in the first nine months of 2003 compared to $492 during the same period in 2002. The decrease in inventory provisions and other provisions was primarily due to our inventory levels being better aligned to customer demand in 2003 compared to 2002. The following table summarizes our inventory balances and related reserves of our continuing operations as at:

	September 30,	December 31,
	2003	2002

Gross inventory	$1,916	$2,056

Related reserves	(988)	(1,070)

Net inventory	$928	$986

Inventory reserves as a percentage of gross inventory	52%	52%

Other reserves for claims related to our contract manufacturers and suppliers(a)	(129)	(167)

(a)	This amount was included in other accrued liabilities and related to cancellation charges, inventory in excess of future demand and the settlement of certain other claims.

During the remainder of 2003, we believe that we will generally continue to see restrictions on capital expenditures by our customers. As a result, we will continue to closely monitor our inventory reserves to ensure that our provisions appropriately reflect the current market conditions. However, the inventory provisions we have recorded in the past may not be reflective of those in future quarters.

Tax asset valuation

Our net deferred tax asset balance was $3,359 at September 30, 2003 and $3,024 at December 31, 2002. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which will reduce future taxes payable in our significant tax jurisdictions. These carryforwards expire at various dates beginning in 2003. We assess the realization of these deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. In evaluating the positive and negative evidence, the weight given to each type of evidence must be proportionate to the extent to which it can be objectively verified.

If market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the net deferred tax assets are not realizable. As a result, we may need to establish an additional tax valuation allowance for all or a portion of the net deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Goodwill valuation

We perform our annual test for the possible impairment of goodwill on October 1 of each year. Commencing January 1, 2002, we test goodwill for possible impairment on an annual basis and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Circumstances that could trigger an impairment test include, but are not limited to:

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

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal value, reflect our best estimates.

The carrying value of goodwill was $2,233 at September 30, 2003 and $2,201 at December 31, 2002. The increase in goodwill primarily related to our acquisition of the minority interests in our French and German operations as discussed in “Developments in 2003”. For additional information on this transaction, including the allocation of the purchase price, see “Nortel Networks Germany and Nortel Networks France” in note 8 of the accompanying unaudited consolidated financial statements.

Pension and post-retirement benefits

During the first nine months of 2003, we made $54 in required cash contributions to our registered defined benefit pension plans as well as additional voluntary contributions of $170. We expect to make additional required cash contributions of approximately $24 in the fourth quarter of 2003. Subject to the impact of global capital markets and interest rate fluctuations, we expect to make required cash contributions in 2004 under applicable legislation in amounts similar to those required in 2003.

If the actual operation of the defined benefit plans differs from the assumptions disclosed in our 2002 Annual Report, additional contributions by us may be required. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

Liquidity and capital resources

Cash flows

The following table summarizes our cash flows by activity and cash on hand as at:

	9 months ended September 30,
	2003	2002

Net cash used in operating activities of continuing operations	$(611)	$(600)

Net cash from (used in) investing activities of continuing operations	267	(299)

Net cash from (used in) financing activities of continuing operations	(307)	1,174

Effect of foreign exchange rate changes on cash and cash equivalents	97	16

Net cash from (used in) continuing operations	(554)	291

Net cash from discontinued operations	329	339

Net increase (decrease) in cash and cash equivalents	(225)	630

Cash and cash equivalents at beginning of period	3,791	3,460

Cash and cash equivalents at end of period	$3,566	$4,090

As of September 30, 2003, our primary source of liquidity was our current cash and cash equivalents, or cash. At September 30, 2003, we had cash of $3,566 excluding $113 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers changes from what we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity generating transactions and other conventional sources of external financing. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities and support facility when and as needed or that liquidity generating transactions or financings will be available to us on acceptable terms or at all.

Cash flows used in operating activities were $611 due to a net loss from continuing operations of $3, less an adjustment of $623 for non-cash and other items, plus an adjustment of $1,231 related to the net decrease in our operating assets and liabilities. The net decrease of $1,231 in our operating assets and liabilities was primarily due to:

•	an increase of $124 related to accounts receivable mainly due to increased cash collections;

•	an increase of $98 related to inventories mainly due to product shipments exceeding additions to inventories during the first nine months of 2003;

•	an increase of $19 related to income taxes;

•	a decrease of $455 related to restructuring payments;

•	a decrease of $1,017 related to our other operating assets and liabilities primarily as a result of the proportionate decrease in these assets and liabilities as a result of the decline in sales volumes and the associated size of our business and the settlement of the liability associated with the put option related to the sale of our interest in EADS Telecom in conjunction with the changes in ownership of our French and German operations.

As a result of previously incurred tax losses and tax credits, we do not expect that we will have to make significant cash income tax payments for the foreseeable future.

Cash flows from investing activities were $267 and were primarily due to a net decrease of $195 in long-term receivables primarily due to cash collections of outstanding customer financing amounts associated with two customers, a decrease of $147 in restricted cash and cash equivalents held as cash collateral for certain bid, performance related and other bonds, proceeds of $22 from the sale of plant and equipment and proceeds of $51 from the sale of certain investments and businesses. These amounts were partially offset by $94 in plant and equipment expenditures and $54 associated with acquisitions of certain investments and businesses. For the year 2003, we expect that our plant and equipment purchases will decline substantially from the $335 in purchases we made in 2002.

Cash flows used in financing activities were $307 and were primarily due to $267 used to reduce our long-term debt and a reduction of our notes payable by a net of $39.

Uses of liquidity

Our cash requirements for the next 12 months are primarily to fund:

•	operations;

•	research and development;

•	costs relating to workforce reduction and other restructuring activities;

•	capital expenditures;

•	pension and post-retirement benefits;

•	debt service; and

•	customer financings.

Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws.

Obligations under special charges

We expect to incur approximately $100 to $125 in restructuring work plan related cash outflows during the fourth quarter of 2003. For the entire year 2003, we currently expect to incur approximately $550 to $600 in restructuring work plan related cash outflows.

As of September 30, 2003, the remaining balance sheet reserve of $95 related to workforce reduction initiatives and is expected to be substantially drawn down by mid-2004. The remaining balance sheet reserve of $492, net of approximately $353 in estimated sublease revenues, related to contract settlement and lease costs is expected to be substantially drawn down by the end of 2010.

Contractual cash obligations

Our contractual cash obligations for long-term debt, outsourcing contracts, operating leases and unconditional purchase obligations remained substantially unchanged from the amounts disclosed in our 2002 Annual Report except for the following changes noted below.

During the first nine months of 2003, our remaining cash obligations under our operating leases decreased by $294 from $1,726 at December 31, 2002 to $1,432 at September 30, 2003 as a result of normal business activity. Also in 2003, we have made all required cash contributions to our registered defined benefit pension plans as well as additional voluntary contributions, totaling approximately $224.

In the third quarter of 2003, we repaid the remaining $164 of our 6.00% Notes that were due September 1, 2003. In the second quarter of 2003, we repaid $51 related to an outstanding loan. In the first quarter of 2003, we purchased $39 of our 6.125% Notes due February 15, 2006.

Commitments and guarantees

Bid, performance related and other bonds

We enter into bid, performance related and other bonds in connection with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance related bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. Other bonds generally have a term of twenty-four months. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments which might become due under these bonds would be related to our non-performance under the applicable contract. Historically, we have not had to make material payments and we do not anticipate that we will be required to make material payments under these types of bonds.

The following table provides information related to these types of bonds as at:

	September 30,	December 31,
	2003	2002

Bid and performance related bonds(a)	$422	$400

Other bonds(b)	48	35

Total bid, performance related and other bonds	$470	$435

(a)	Net of restricted cash and cash equivalents of $53 as at September 30, 2003 and $195 as at December 31, 2002.
(b)	Net of restricted cash and cash equivalents of $37 as at September 30, 2003 and $19 as at December 31, 2002.

The criteria under which bid, performance related and other bonds can be obtained have changed due to declines in the economic and industry environment and our current credit condition. In addition to the payment of higher fees, we have experienced cash collateral requirements in connection with obtaining new bid, performance related and other bonds. However, we do not expect that the requirements and/or fees to obtain bid, performance related and other bonds will have a material adverse effect on our ability to win contracts from potential customers.

Our support facility with EDC provides support for certain obligations under bid and performance related bonds and may reduce the requirement to provide cash collateral to support these obligations. On July 10, 2003, NNL and EDC entered into an amendment to the support facility which extended the termination date to December 31, 2005 from June 30, 2004. All other material terms of the support facility remained unchanged. This facility provides for up to $750 in support, of which $300 is committed support for performance bonds of which $131 was utilized as of September 30, 2003. The remainder is uncommitted support for performance bonds, receivables sales and/or securitizations of which $167 was utilized at September 30, 2003. In addition, any bid or performance related bonds with terms that extend beyond December 31, 2005 are currently not eligible for the support provided by this facility. In addition to the support facility with EDC, our existing security agreements permit us to secure additional obligations under bid and performance related bonds with the assets pledged under the security agreements and to provide cash collateral as security for these types of bonds. See “Available support facility” for additional information on this support facility and the security agreements.

Third party debt agreements

In the normal course of business, we have guaranteed the debt of certain customers. These third party debt agreements require us to make debt payments throughout the term of the related debt instrument if the customer fails to make a scheduled payment. Historically, we have not had to make material payments and currently we do not anticipate that we will be required to make material payments under these debt instruments. For additional information, see “Third party debt agreements” in note 11(d) of the accompanying unaudited consolidated financial statements.

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

During the third quarter of 2003, we renegotiated a key supply arrangement that was initially put into place prior to the industry and economic downturn that commenced in 2001. The renegotiated agreement is reflective of the current market environment, and the terms include a reduction in our minimum spending levels plus an extension in the time period, from 2004 to 2009, within which these minimum levels must be met. As well, we are no longer obligated to compensate the supplier for direct costs if the minimum spending levels are not met. The renegotiated agreement includes a graduated liquidated damages remedy for the benefit of the supplier if the minimum spending levels are not met by the end of the agreement in 2009. However, based upon the renegotiated terms, we expect to meet the minimum spending levels.

Customer financing

Generally, customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for non-product costs associated with network installation and integration of our products and services. We may also provide funding for working capital purposes and equity financing.

The following table provides information related to our customer financing commitments, excluding our discontinued operations, as at:

	September 30,	December 31,
	2003	2002

Drawn and outstanding — gross	$449	$1,091

Provisions for doubtful accounts	(322)	(799)

Drawn and outstanding — net(a)	127	292

Undrawn commitments	116	801

Total customer financing	$243	$1,093

(a)	Included short-term and long-term amounts.

In the first nine months of 2003, we entered into certain agreements to restructure and/or settle various customer financing and related receivables. As a result of these transactions, we received cash consideration of approximately $220 to settle outstanding receivables of approximately $600 (with a net carrying value of approximately $120). Also, we recorded net customer financing bad debt recoveries of $53, primarily as a result of these favorable settlements and adjustments to other existing provisions.

We currently have customer financing commitments and/or balances outstanding in connection with the construction of new networks, including 3G wireless networks. Although we may commit to provide customer financing to customers in areas that are strategic to our core businesses, we remain focused on minimizing our overall customer financing exposures in accordance with any obligations under our financing agreements. During the first nine months of 2003, we reduced undrawn commitments by $685 as a result of the expiration or cancellation of commitments and changing customer business plans. As of September 30, 2003, approximately $84 of the $116 in undrawn commitments was not available for funding under the terms of our financing agreements. In addition to being highly selective in providing customer financing, we have programs in place to monitor and mitigate customer credit risk, including performance milestones and other conditions of funding. We continue to be focused on the strategic use of our customer financing capacity.

We continue to regularly assess the levels of our customer financing provisions based on a loan-by-loan review to evaluate whether the terms of each loan reflect current market conditions. We review the ability of our customers to meet their repayment obligations and determine our provisions accordingly. Any misinterpretation or misunderstanding of these factors by us may result in losses in excess of our provisions. These losses could have a material adverse effect on our business, results of operations, financial condition and customer relationships.

Our ability to place customer financing with third party lenders has been significantly reduced primarily due to:

•	our current credit condition;

•	adverse changes in the credit quality of our customers; and

•	economic downturns in various countries.

As a result, we are currently directly supporting most commitments and outstanding balances and expect this to continue in the future as well. While we will continue to seek to arrange for third party lenders to assume our customer financing obligations, we expect to fund most customer financings in the normal course of our business from working capital. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Based on the terms of the existing agreements, we expect that a substantial amount of these undrawn commitments will not be funded in 2003. However, we cannot predict with certainty the extent to which our customers will satisfy the applicable conditions for funding, and subsequently request funding, prior to the termination date of the commitments.

Joint ventures/minority interests

As discussed in our “Developments in 2003”, on October 19, 2002 we entered into a number of put option and call option agreements as well as a share exchange agreement with EADS, our partner at that time in three European joint ventures. During July 2003, the options and share exchange were exercised which, on September 18, 2003, required us to deliver consideration of approximately $236 which included approximately $58 of cash, an in-kind component of approximately $82 representing the return of a loan note that was owed to us by EADS Telecom and our remaining shares of EADS Telecom. For additional information, see “Nortel Networks Germany and Nortel Networks France” in note 8 of the accompanying unaudited consolidated financial statements.

Discontinued operations

As of September 30, 2003, accruals related to our discontinued access solutions operations totaled $82 and were related to future contractual obligations and estimated liabilities during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition. During the first nine months of 2003, we generated cash of approximately $329 on the disposition of various assets from the access solutions operations.

For additional information related to our discontinued operations, see “Discontinued operations” in note 17 of the accompanying unaudited consolidated financial statements.

Sources of liquidity

Available credit facilities

We currently have $750 in available and undrawn credit facilities which expire in April 2005. These credit facilities were entered into on April 12, 2000 by NNL and Nortel Networks Inc., or NNI, and permit borrowings for general corporate purposes. As of September 30, 2003, there were no amounts drawn under our available credit facilities.

The $750 April 2000 five year credit facilities contain a financial covenant requiring that NNL’s consolidated tangible net worth be not less than $1,888 at any time. As of September 30, 2003, we were in compliance with this covenant. We continue to monitor the financial position of NNL in light of this covenant. If we incur net losses or record additional charges related to our restructuring work plan, the accounting of our registered pension plans, the valuation of deferred income tax assets or for other events, NNL’s consolidated tangible net worth may be reduced below the $1,888 threshold. If NNL is unable to comply with the consolidated tangible net worth covenant, we will be unable to access the $750 April 2000 five year credit facilities.

Available support facility

On February 14, 2003, NNL entered into an agreement with EDC regarding arrangements to provide support, on a secured basis, of certain of its performance related obligations arising out of normal course business activities. The facility provides for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments of which $131 was utilized as at September 30, 2003; and

•	$450 of uncommitted support for performance bonds, receivables sales and/or securitizations of which $167 was utilized as at September 30, 2003 (see “Long-term debt, credit and support facilities” in note 9 of the accompanying unaudited consolidated financial statements).

As a result of an amendment on July 10, 2003, this facility expires on December 31, 2005. The support facility with EDC does not materially restrict NNL’s ability to sell any of its assets (subject to certain maximum amounts) or to purchase or pre-pay any of its currently outstanding debt. EDC is not obligated to make any support available unless certain customary conditions are satisfied and NNL’s senior long-term debt rating by Moody’s Investor Services, Inc., or Moody’s, has not been downgraded to less than B3 and that its debt rating by Standard & Poor’s, or S&P, has not been downgraded to less than B–. If NNL defaults on its obligations under the support facility with EDC and EDC calls upon the security provided under the security agreements in an amount exceeding $100, NNL and NNI would also, as a result, be in default under the $750 April 2000 five year credit facilities and we and NNL would be in default under our outstanding public debt.

NNL’s obligations under the EDC support facility are secured on an equal and ratable basis under the existing security agreements entered into by NNL and various of our subsidiaries that pledge substantially all of NNL’s and its subsidiaries’ assets in favor of the banks under the $750 April 2000 five year credit facilities, the holders of NNL’s public debt securities and the holders of our 4.25% convertible senior notes. The security provided under the security agreements is comprised of:

•	pledges of substantially all of the assets of NNL and those of most of its United States and Canadian subsidiaries;

•	share pledges in certain of NNL’s other subsidiaries; and

•	guarantees by certain of NNL’s wholly owned subsidiaries.

If NNL’s senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by S&P returns to BBB (with a stable outlook), the security and guarantees will be released in full in respect of the banks, EDC, the public debtholders and any other party secured under the security agreements at that time. If both the $750 April 2000 five year credit facilities and the support facility with EDC are terminated, or expire, the security and guarantees will also be released in full in respect of the banks, EDC, the public debtholders and any other party secured under the security agreements at that time. NNL may provide EDC with cash collateral in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under this facility (or any other alternative collateral acceptable to EDC) in lieu of the security provided under the security agreements. Accordingly, if the EDC Support Facility is secured by cash or other alternate collateral acceptable to EDC and if the $750 April 2000 five year credit facilities are terminated or expire, the security and guarantees will also be released in full in respect of the banks, EDC, the public debt holders and any other parties secured under the security agreements at that time.

For additional information related to our outstanding public debt, the $750 April 2000 five year credit facilities and the support facility with EDC, see “Long-term debt, credit and support facilities” and “Supplemental consolidating financial information” in notes 9 and 20, respectively, of the accompanying unaudited consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 20 of the accompanying unaudited consolidated financial statements. For information related to our debt ratings, see “Credit ratings” below. See “Forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our credit and support facilities in the future.

Shelf registration statement and base shelf prospectus

In the second quarter of 2002, we filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify for the potential sale of up to $2,500 of various types of securities in the United States and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of September 30, 2003, approximately $1,700 of the $2,500 available under the shelf registration statement and base shelf prospectus has been utilized. Approximately $800 remains available for use.

Credit ratings

Rating on long-term
debt issued or
	guaranteed by Nortel	Rating on preferred
	Networks Limited/Nortel	shares issued by Nortel
Rating agency	Networks Corporation	Networks Limited	Last update

Standard & Poor’s Ratings Service	B	CCC	September 4, 2003

Moody’s Investor Services, Inc.	B3	Caa3	November 1, 2002

On September 4, 2003, S&P affirmed its ratings on NNL, including its ‘B’ long-term corporate credit rating. At the same time, it revised its outlook to stable from negative. On October 24, 2003, S&P confirmed that its rating and outlook were unaffected by our October 23, 2003 announcement that we intended to restate certain financial statements. Moody’s rating remained on negative outlook. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the support facility with EDC and/or enter into normal course derivative or hedging transactions.

Off-balance sheet arrangements, contractual obligations, and contingent liabilities and commitments

Off-balance sheet arrangements

We have conducted certain receivable sales transactions through special purpose entities. Our receivable sales transactions are generally conducted either directly with financial institutions or with multi-seller conduits. Under some of these agreements, we have continued as servicing agent and/or have provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables, historical payment patterns and appropriate discount rates as applicable. The amounts associated with any servicing assets approximate our cost of servicing and, as such, no servicing asset or liability has been recognized in our accompanying unaudited consolidated financial statements. Also, we have not historically experienced significant credit losses with respect to receivables sold with limited recourse.

Contractual obligations

Our contractual cash obligations for long-term debt, outsourcing contracts, operating leases and unconditional purchase obligations remained substantially unchanged from the amounts disclosed as at December 31, 2002 in our 2002 Annual Report except for items previously identified in our “Contractual cash obligations” discussion.

Contingent liabilities and commitments

Customer financing commitments

See “Customer financing” for additional information on our outstanding customer financing commitments.

Purchase commitments

Our unconditional purchase commitments remain substantially unchanged from the amounts disclosed as at December 31, 2002 in our 2002 Annual Report.

Commitment related to joint ventures/minority interests

See “Joint ventures/minority interests” for additional information related to the acquisition of the minority interest in two of our joint ventures and the disposition of our equity interest in a third joint venture.

Other contingent liabilities and commitments

Through our normal course of business, we have also entered into other indemnifications or guarantees that arise in various types of arrangements including:

•	business sale agreements;

•	intellectual property indemnification obligations;

•	lease agreements;

•	third party debt agreements;

•	indemnification of lenders and agents under our credit and support facilities and security agreements;

•	indemnification of counterparties in receivables securitization transactions; and

•	other indemnification agreements.

Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. For additional information, see “Guarantees” in note 11 of the accompanying unaudited consolidated financial statements.

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

For additional information related to our derivative financial instruments, you should refer to “Significant accounting policies” in note 2(s) and “Financial instruments and hedging activities” in note 11 of the consolidated financial statements contained in our 2002 Annual Report.

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

Historically, we have managed interest rate exposures using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. In all cases, we have managed exposures to interest rate volatility using interest rate swaps which are intended to reduce interest expense fluctuations. We record net settlements on these swap instruments as adjustments to interest expense.

For additional information on our exposure to foreign currency and interest rate risk, you should refer to our “Market Risk” discussion in our 2002 Annual Report.

Legal proceedings

Nortel Networks and/or certain of our directors and officers have been named as defendants in various class action lawsuits. We are unable to determine the ultimate aggregate amount of monetary liability or financial impact to us in these legal matters, which unless otherwise specified, seek damages from the defendants of material or indeterminate amounts. We are also a defendant in various other suits, claims, proceedings and investigations which are in the normal course of business. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations and financial condition. We, and any of our named directors or officers, intend to vigorously defend these actions, suits, claims, proceedings and investigations. For additional information related to our legal proceedings, see “Contingencies” in note 18 of the accompanying unaudited consolidated financial statements.

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

As part of our review of restructured businesses, we also look at the recoverability of their tangible and intangible assets. Future market conditions may trigger further write downs of these assets due to uncertainties in:

•	the estimates and assumptions used in asset valuations, which are based on our forecasts of future business performance; and

•	accounting estimates related to the useful life and recoverability of the net book value of these assets, including goodwill, net deferred taxes, pension assets and other intangible assets.

We will continue to review our restructuring work plan based on our ongoing assessment of the industry adjustment and the business environment.

We may be materially and adversely affected by continued reductions in spending by our customers.

A continued slowdown in capital spending by service providers and other customers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by our customers, coupled with existing economic and geopolitical uncertainties and the potential impact on customer demand, has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. Our revenues and operating results have been and may continue to be materially and adversely affected by the continued reductions in capital spending by our customers. If the reduction of capital spending continues longer than we expect and we incur net losses as a result or if we are required to record additional charges related to our restructuring work plan, the valuation of deferred income tax assets or for other events, we may be unable to comply with the financial covenant under our current credit facilities. As well, we have focused on the larger customers in certain markets, which provide a substantial portion of our revenues. A reduction or delay in business from one or more of these customers, or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations and financial condition.

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

Global economic conditions affecting the industry, as well as other trends and factors affecting the industry, are beyond our control and may result in reduced demand and pricing pressure on our products.

There are trends and factors affecting the industry that are beyond our control and may affect our operations. Such trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

•	adverse changes in our current credit condition or the credit quality of our customers and suppliers;

•	adverse changes in the market conditions in our industry and the specific markets for our products;

•	the trend towards the sale of integrated networking solutions;

•	visibility to, and the actual size and timing of, capital expenditures by our customers;

•	inventory practices, including the timing of product and service deployment, of our customers;

•	the amount of network capacity and the network capacity utilization rates of our customers, and the amount of sharing and/or acquisition of new and/or existing network capacity by our customers;

•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

•	conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;

•	changes in legislation or accounting rules and governmental regulation or intervention affecting communications or data networking;

•	computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems; and

•	acts of war or terrorism or transmission of contagious diseases that could lead to disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

Reduced capital spending and negative economic conditions in our industry have resulted in, and could continue to result in, reduced demand for, or increased pricing pressures on, our products.

Our auditors have informed our Audit Committee of the existence of material weaknesses in internal control.

As part of the communications by our independent auditors Deloitte & Touche LLP, or D&T, to our Audit Committee with respect to D&T’s interim audit procedures for the year ending December 31, 2003, D&T informed the Audit Committee that they had identified the following “reportable conditions” each of which constituted a “material weakness” (as each such term is defined under standards established by the American Institute of Certified Public Accountants, or the AICPA) in our internal control:

•	lack of compliance with our established procedures for monitoring and adjusting balances relating to certain accruals and provisions, including restructuring charges; and

•	lack of compliance with our established procedures for appropriately applying generally accepted accounting principles to the initial recording of certain liabilities including those described in Financial Accounting Standards Board Statement (“SFAS”) No. 5, “Accounting for Contingencies”, and to foreign currency translation as described in SFAS No. 52, “Foreign Currency Translation.”

According to the AICPA, a “reportable condition” is a matter that comes to an auditor’s attention that represents a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The material weaknesses noted above, if not addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in note 2 of the accompanying unaudited consolidated financial statements and “Developments in 2003 — Restatements” in the MD&A. Our failure to fully address these material weaknesses could have a material adverse effect on our business, results of operations and financial condition. Please see Item 4. Controls and Procedures below.

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

Competition for certain key positions and specialized technical personnel in the high-technology industry remains strong, despite current economic conditions. We believe that our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions and in our key areas of potential growth. An important factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans, restricted stock unit plans and employee investment plans. The scope of these programs for employees and the value of these opportunities have been adversely affected by the volatility or negative performance of the market price for our common shares. We may also find it more difficult to attract or retain qualified employees because of our recent significant workforce reductions and business performance which has negatively impacted our level of incentive programs and incentive compensation plans. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. We are also more dependent on those employees we have retained, as many have taken on increased responsibilities due to the workforce reductions. If we are not successful in attracting, recruiting or retaining qualified employees, including members of senior management, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

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

In order to finance our business we have incurred, and have credit facilities allowing for draw downs of, and have a shelf registration statement and a base shelf prospectus for potential offerings of, significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding, failure to meet the financial and/or other covenants in our credit and/or support facilities and any significant reduction in, or access to, such facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund the operation of our business.

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

Our $750 April 2000 five year credit facilities include a financial covenant which requires that NNL’s consolidated tangible net worth be not less than $1,888 at any time. We continue to monitor the financial position of NNL in light of this covenant and we expect that if we incur net losses or record additional charges related to our restructuring work plan, the accounting for our registered pension plans, the valuation of deferred income tax assets or for other events, NNL’s consolidated tangible net worth may be reduced below the $1,888 threshold. If NNL is unable to comply with this covenant, we will be unable to access these credit facilities.

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

Certain of our outstanding debt instruments are publicly rated by independent rating agencies, which ratings are below investment grade. These public debt ratings and our current credit condition affect our ability to raise debt, our access to the commercial paper market (which is currently closed to us), our ability to engage in alternative financing arrangements, our ability to engage in normal course derivative or hedging transactions and our ability to obtain customer bid, performance related and other bonds and contracts. These public debt ratings have also caused the security that we granted to certain banks and holders of our outstanding public debt under our existing security agreements to become effective. This security, which consists of pledges of substantially all of the assets of NNL, will continue to apply to NNL’s obligations under the $750 April 2000 five year credit facilities, the support facility with EDC and our outstanding public debt, unless such credit facilities are terminated or expire, and such support facility expires or alternative collateral is provided, or such public debt ratings return to investment grade (as specified in the credit facilities) or higher. The continued existence of such security arrangements may adversely affect our ability to incur additional debt or obtain alternative financing arrangements. In addition, EDC is not obligated to make any support available unless certain customary conditions are satisfied and NNL’s senior long-term debt rating by Moody’s has not been downgraded to less than B3 and that its debt rating by S&P has not been downgraded to less than B–.

Our current credit condition requires us, in addition to the payment of higher fees, to also post cash collateral to secure certain bid, performance related and other bonds and may also negatively affect the cost to us and terms and conditions of debt and alternative financing arrangements. Additionally, any negative developments regarding our cash flow, public debt ratings, current credit condition and/or our incurring significant levels of debt, or our failure to meet certain covenants under our credit and/or support facilities, could cause us to lose access to and/or cause a default under such facilities and/or adversely affect further the cost and terms and conditions of our debt and alternative financing arrangements.

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

If market conditions deteriorate further or future results of operations are less than expected, an additional valuation allowance may be required for all or a portion of our deferred tax assets.

We currently have deferred tax assets, which may be used to reduce taxable income in the future. We assess the realization of these deferred tax assets quarterly, and if we determine that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded. Our valuation allowance is primarily attributable to continued uncertainty in the industry. If market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that it is more likely than not that some or all of the net deferred tax assets are not realizable. As a result, we may need to establish an additional valuation allowance for all or a portion of the net deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of high quality, new products and upgrades, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. Our success will also depend on our ability to comply with emerging industry standards, to operate with products of other suppliers, to address emerging market trends, to provide our customers with new revenue-generating opportunities and to compete with technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions, software products and 3G wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Investments in such development may result in expenses growing at a faster rate than revenues, particularly since the initial investment to bring a product to market may be high. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products.

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

We intend to continue to pursue international and emerging market growth opportunities. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before we realize returns on such investments, if any, and such investments may result in expenses growing at a faster rate than revenues. Furthermore, such projects and investments could be adversely affected by:

•	reversals or delays in the opening of foreign markets to new competitors;

•	trade protection measures;

•	exchange controls;

•	currency fluctuations;

•	investment policies;

•	restrictions on repatriation of cash;

•	nationalization of local industry;

•	economic, social and political risks;

•	taxation;

•	interest rates;

•	challenges in staffing and managing international opportunities;

•	other factors, depending on the country involved; and

•	acts of war or terrorism or the transmission of contagious diseases.

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

Investment decisions of our customers could be affected by regulation of the Internet in any country where we operate. We could also be materially and adversely affected by an increase in competition among equipment suppliers or by reduced capital spending by our customers, as a result of a change in the regulation of the industry. On February 20, 2003, the United States Federal Communications Commission, or the FCC, announced a decision in its triennial review proceeding of the agency’s rules regarding unbundled network elements, or UNEs. The text of the FCC’s order, including an explanation of the reasons for the decision, was released on August 21, 2003. Certain parties have filed petitions with the FCC for the decision to be reconsidered and have appealed the decision to the United States federal courts. The uncertainty surrounding the FCC decision is affecting, and may continue to affect, the decisions of our United States based service provider customers regarding investment in telecommunications infrastructure and the extent of the impact of the FCC decision continues to be assessed. If a jurisdiction in which we operate adopts measures which affect the regulation of the Internet and/or other aspects of the industry, we could experience both decreased demand for our products and increased costs of selling such products. Changes in laws or regulations governing the Internet, Internet commerce and/or other aspects of the industry could have a material adverse effect on our business, results of operations and financial condition.

Our stock price has historically been volatile and further declines in the market price of our common shares or our other securities may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt or retain employees.

Our common shares have experienced, and may continue to experience, substantial price volatility, including considerable decreases, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Also, we are no longer listed on the S&P 500 or S&P 100 indices which may also affect the price volatility of our common shares. Our credit quality, any equity or equity related offerings, operating results and prospects, restatements of previously issued financial statements, among other factors, including any exclusion of our common shares from any other widely followed stock market indices, will also affect the market price of our common shares.

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

On June 12, 2002, concurrent with the offering of our common shares, 28,750 equity units were offered, each initially evidencing ownership of a prepaid forward purchase contract, or purchase contract, entitling the holder to receive our common shares, and specified zero-coupon U.S. treasury strips. The aggregate number of our common shares issuable on the settlement date of the remaining purchase contracts will be between approximately 333 million and 400 million shares, subject to some anti-dilution adjustments (which include adjustments for a possible consolidation of our common shares), depending on the applicable market value of Nortel Networks common shares. As at October 31, 2003, 9,793 purchase contracts were outstanding. The settlement date for each purchase contract is August 15, 2005, subject to acceleration or early settlement in certain cases. If we are involved in a merger, amalgamation, arrangement, consolidation or other reorganization event (other than with or into NNL or certain other subsidiaries) in which all of our common shares are exchanged for consideration of at least 30 percent of the value of which consists of cash or cash equivalents, then a holder of purchase contracts may elect to accelerate and settle some or all of its purchase contracts, for our common shares. The settlement date under each purchase contract will automatically accelerate upon the occurrence of specified events of bankruptcy, insolvency or reorganization with respect to us. Upon acceleration of the settlement date, holders will be entitled to receive 20,263.12 common shares per purchase contract (regardless of the market price of our common shares at that time), subject to some anti-dilution adjustments. A holder of purchase contracts may also elect to accelerate the settlement date in respect of some or all of its purchase contracts. Upon an early settlement, the holder will receive 16,885.93 common shares per purchase contract (regardless of the market price of Nortel Networks common shares at that time), subject to some anti-dilution adjustments. An acceleration of the settlement date or early settlement of our purchase contracts could contribute to volatility in the market price of our common shares.

The downturn in the economy could continue and increase our exposure to our customers’ credit risk and the risk that our customers will not be able to fulfill their payment obligations to us under customer financing arrangements.

The competitive environment in which we operate has required us in the past to provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, funding for certain non-product and service costs associated with network installation and integration of our products and services, financing for working capital and equity financing. While we have significantly reduced our customer financing exposure, we expect we may continue in the future to provide customer financing to customers in areas that are strategic to our core business activity.

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

The adverse resolution of litigation against us could negatively impact our business. We are also subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of prior period financial statements.

We are currently a defendant in numerous class actions and other lawsuits, including lawsuits initiated on behalf of holders of our common shares, which seek damages of material and indeterminate amounts, as well as lawsuits in the normal course of business. We are and may in the future be subject to other litigation arising in the normal course of our business.

We may in the future be subject to additional class actions, other securities litigation or other proceedings or actions arising in relation to the restatement of our prior period financial statements. In connection with the announcement of the restatements, we notified the appropriate regulatory authorities, including the SEC, the Ontario Securities Commission, the New York Stock Exchange and the Toronto Stock Exchange, of our intent to restate previously reported results. An independent review is being conducted by the Audit Committee to examine the facts and circumstances leading to the need to restate our financial statements for the relevant periods and to consider appropriate changes or improvements to processes and procedures. The law firm of Wilmer, Cutler & Pickering has been retained by and will report to our Audit Committee for such purposes. There can be no assurance that the outcome of the independent review will not have a material adverse effect on our business, results of operations and financial condition.

Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business, and the outcome of litigation and any potential regulatory proceeding or action is difficult to predict. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, results of operations and financial condition. To the extent expenses incurred in connection with litigation or any potential regulatory proceeding or action (which may include substantial fees of attorneys and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) are not covered by available insurance, such expenses could adversely affect our cash position.

Recent accounting pronouncements

There were no significant accounting pronouncements during the third quarter of 2003.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial statements of Nortel Networks due to adverse changes in financial market prices and rates. Nortel Networks market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 10, 2003, subject to the restated financial information described in the MD&A and in “Restatements” in note 2 of the accompanying unaudited consolidated financial statements.

ITEM 4. Controls And Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As at the end of the period covered by this report, Nortel Networks carried out an evaluation under the supervision and with the participation of management, including the President and Chief Executive Officer and the Chief Financial Officer, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of Nortel Networks disclosure controls and procedures. In connection with the comprehensive and related reviews and work undertaken in connection with the restatements of Nortel Networks financial statements for the years ended December 31, 2000, 2001 and 2002 and the quarterly periods ended March 31 and June 30, 2003 (as more fully described in note 2 to the accompanying unaudited consolidated financial statements and “Developments in 2003 — Restatements” in the MD&A), Nortel Networks identified a number of deficiencies in Nortel Networks internal control over financial reporting. In addition, as part of the communications by our independent auditors Deloitte & Touche LLP (“D&T”) to the Nortel Networks Audit Committee with respect to D&T’s interim audit procedures for the year ending December 31, 2003, D&T informed the Audit Committee that they had identified the following “reportable conditions” each of which constituted a “material weakness” (as each such term is defined under standards established by the American Institute of Certified Public Accountants) in the Company’s internal control:

•	lack of compliance with established Nortel Networks procedures for monitoring and adjusting balances relating to certain accruals and provisions, including restructuring charges; and

•	lack of compliance with established Nortel Networks procedures for appropriately applying generally accepted accounting principles to the initial recording of certain liabilities including those described in Financial Accounting Standards Board Statement (“SFAS”) No. 5, “Accounting for Contingencies”, and to foreign currency translation as described in SFAS No. 52, “Foreign Currency Translation.”

Please see “Our auditors have informed our Audit Committee of the existence of material weaknesses in internal control” in “Forward looking statements” above.

Based on the evaluation described above and D&T’s communication to the Nortel Networks Audit Committee, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these material weaknesses, if not addressed, could result in accounting errors such as those underlying the restatements of the Nortel Networks consolidated financial statements. In this regard, Nortel Networks has already undertaken changes to its internal control over financial reporting by initiating more thorough reviews of its balance sheet accounts at appropriate levels within Nortel Networks finance organization across all of its segments and major geographic regions. The President and Chief Executive Officer and the Chief Financial Officer further concluded, after taking into account such changes to internal control over financial reporting undertaken by Nortel Networks, that the design and operation of the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports Nortel Networks files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, except to the extent of the material weaknesses identified above.

(b)	Changes in Internal Control

Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated financial statements for the years ended December 31, 2000, 2001 and 2002 and the fiscal quarters ended March 31, 2003 and June 30, 2003. The restatements primarily relate to the determination by Nortel Networks that $952 of liabilities (primarily accruals and provisions) carried on its previously reported balance sheet as at June 30, 2003 needed to be released to income in prior periods. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate its financial statements, Nortel Networks also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, Nortel Networks made adjustments to correct errors relating to its deferred income tax assets and foreign currency translation accounts. The net effect of the restatement adjustments to Nortel Networks accumulated deficit as at June 30, 2003 was $505. Please see note 2 to the accompanying unaudited consolidated financial statements and “Developments in 2003 — Restatements” in the MD&A for further information concerning the restatements and their impact on Nortel Networks financials statements.

An independent review is being conducted by the Audit Committee to examine the facts and circumstances leading to the need to restate Nortel Networks financial statements for the relevant periods and to consider appropriate changes or improvements to processes and procedures. The law firm of Wilmer, Cutler & Pickering has been retained by and will report to the Audit Committee for such purposes. In addition to considering the implementation of such changes or improvements to processes and procedures as may be recommended in connection with the independent review, senior management intends to take steps to strengthen Nortel Networks internal control over financial reporting and prevent a recurrence of the circumstances that resulted in the need for the restatements. As noted above, Nortel Networks has already undertaken changes to its internal control over financial reporting by initiating more thorough reviews of its balance sheet accounts at appropriate levels within Nortel Networks finance organization across all of its segments and major geographic regions. In addition, Nortel Networks plans to:

•	assess the organizational structure of the finance department, including to determine whether additional resources need to be dedicated to it;

•	increase training of finance personnel including with respect to financial reporting responsibilities and enhanced understanding of generally accepted accounting principles;

•	modify the mandate of Nortel Networks internal audit function to place a greater emphasis on the adequacy of, and compliance with, procedures relating to internal control over financial reporting;

•	evaluate potential improvements to Nortel Networks accounting and information management systems; and

•	modify the process by which journal entries are reviewed and posted on Nortel Networks general ledger.

The Audit Committee and senior management plan to consider both prior to and after receiving the results of the independent review whether additional measures may be necessary to improve Nortel Networks internal control over financial reporting.

With the exception of the items noted above, there has been no change in Nortel Networks internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

For a discussion of our material legal proceedings, see “Contingencies” in note 18 of the accompanying unaudited consolidated financial statements.

ITEM 2. Changes in Securities and Use of Proceeds

During the third quarter of 2003, Nortel Networks Corporation issued an aggregate of 144,323 shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE Inc. employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration pursuant to Regulation S under the United States Securities Act of 1933 (the “Securities Act”), as amended. All funds received by Nortel Networks Corporation in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to Nortel Networks Corporation to round up fractional entitlements into whole shares. Nortel Networks Corporation keeps these nominal amounts and uses them for general corporate purposes.

	Number of Common Shares Issued Without U.S.	Range of
	Registration Upon Exercise	Exercise Prices
Date of Exercise	of Stock Options Under Nortel/BCE Plans	Canadian$

07/11/2003	31,408	51.8770

08/01/2003	87,310	31.6277 - 51.8770

09/26/2003	25,605	18.7456 - 51.8770

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Nortel Networks Limited SUCCESS Plan, as amended and restated on July 28, 2003 with effect from January 1, 2003.

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

Nortel Networks Corporation filed a Current Report on Form 8-K dated October 24, 2003 related to its financial results for the third quarter of 2003.

Nortel Networks Corporation filed a Current Report on Form 8-K dated November 13, 2003 related to the expected timing for the filing of its Third Quarter 2003 Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS CORPORATION
(Registrant)

Chief Financial Officer /s/ D.C. BEATTY D.C. BEATTY Chief Financial Officer	Chief Accounting Officer /s/ M.J. GOLLOGLY M.J. GOLLOGLY Controller

Date: November 19, 2003