Form 10-K/A
period 2002-12-31
NORTEL NETWORKS CORP
filed 2003-12-23
CIK 72911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

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

Yes ✓                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ✓                No

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
PART III
ITEM 14. Controls and Procedures
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Ex-12
Ex-23.1
Ex-23.2
Ex-31.1
Ex-31.2
Ex-32

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission (“SEC”) on March 10, 2003 (the “Originally Filed 10-K”) is being filed to reflect restatements of the following (audited) financial statements: consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000, and consolidated balance sheets as at December 31, 2002 and 2001. On October 23, 2003, we announced that we would restate our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003 in connection with our previously announced comprehensive review and analysis of our assets and liabilities and certain related reviews. For a description of the restatements, see “Restatements” in note 3 to the accompanying audited consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Developments in 2003 — Restatements” in this Amendment No. 1.

This Amendment No. 1 amends and restates Item 1 of Part I, Items 6, 7, 7A, and 8 of Part II, Item 14 of Part III and Item 15 of Part IV of the Originally Filed 10-K, and except for such items and Exhibits 12, 23.1, 23.2, 31.1, 31.2 and 32, no other information in the Originally Filed 10-K is amended hereby. The explanatory caption at the beginning of each item of this Amendment No. 1 sets forth the nature of the revisions to that item.

We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2002, and the financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

For a discussion of events and developments subsequent to December 31, 2002, see:

•	our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and June 30, 2003, which contained (unaudited) restated consolidated statements of operations for the three month periods ended March 31, 2003 and 2002 and the three and six month periods ended June 30, 2003 and 2002, respectively, (unaudited) restated consolidated statements of cash flows for the three month periods ended March 31, 2003 and 2002 and the six month period ended June 30, 2003 and 2002, respectively, and (unaudited) restated consolidated balance sheets as at March 31, 2003 and June 30, 2003, respectively, and (unaudited) restated consolidated balance sheet as at December 31, 2002, which are being filed concurrently with this Amendment No. 1;

•	our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 19, 2003, which contained (unaudited) restated consolidated statements of operations for the three and nine month periods ended September 30, 2002, (unaudited) restated consolidated statement of cash flows for the nine month period ended September 30, 2002 and (unaudited) restated consolidated balance sheet as at December 31, 2002; and

•	our other filings subsequent to December 31, 2002.

PART I

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT, THE GLOBEMARK, BAYSTACK, CALLPILOT, CONTIVITY, DMS, EPICON, MERIDIAN, NORSTAR, OPTERA, PASSPORT, PERIPHONICS, PRESIDE, SHASTA, SUCCESSION, SYMPOSIUM and UNIVERSAL EDGE are trademarks of Nortel Networks.

ALTEON is a trademark of Alteon WebSystems.

     CDMA2000 is a trademark of the Telecommunications Industry Association.

     CDMAONE – design mark is a trademark of the CDMA Development Group, Inc.

     CLARIFY is a trademark of Amdocs Software Systems Limited.

     JUNGLEMUX is a trademark of GE Industrial Systems Technology Management Inc.

     MICROSOFT and WINDOWS XP are trademarks of Microsoft Corporation.

     MOODY’S is a trademark of Moody’s Investors Services, Inc.

     S&P 100, S&P 500 and STANDARD AND POOR’S are trademarks of The McGraw-Hill Companies, Inc.

PART I

ITEM 1.    Business

This Item 1 has been revised to reflect the restatements and certain developments occurring subsequent to the filing of the Originally Filed
10-K with respect to our business, including an update of information with respect to research and development expenses and product development. In addition, this Item 1 has been revised to incorporate certain conforming changes.

Overview

Nortel Networks Corporation is an industry leader and innovator focused on transforming how the world communicates and exchanges information. We are removing barriers to business opportunity through the supply of communications technology and infrastructure to enable value-added internet protocol, or IP, data, voice and multimedia services that support the Internet and other public and private networks using wireline and wireless technologies. We refer to the technology and infrastructure that we supply as “networking solutions”. Our networking solutions generally bring together diverse networking products from our various product families, and related services, to create either a customized or “off the shelf” solution for our customers. Our business consists of the design, development, manufacture, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. A substantial portion of Nortel Networks has a technology focus and is dedicated to research and development. This focus forms a core strength and a factor differentiating us from many of our competitors. We envision an information society where people will be able to connect and interact with information and with each other instantly, simply and reliably, seamlessly accessing data, voice and multimedia communications services and sharing experiences anywhere, anytime.

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

During the third quarter of 2002, we changed the way we managed our business to streamline and focus more directly on our customers in our four core business areas. We now conduct business in the following four reportable segments: Wireless Networks; Enterprise Networks; Wireline Networks; and Optical Networks (formerly named Optical Long-Haul Networks). During the second quarter of 2002, we shifted the accountability for the metro optical portion of Metro and Enterprise Networks (now split into Enterprise Networks and Wireline Networks) into Optical Networks. We refer you to the descriptions of Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks below. All financial information has been restated to reflect these re-organizations. For financial information by reporting segment and product category, see “Segmented information” in note 6 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Segment revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Developments in 2002

In 2002, the telecommunications industry continued to experience significant adjustment which began in 2001. Industry demand for networking equipment continued to decline in response to the ongoing industry adjustment, economic downturn and to the related tightening in the global capital markets. As a result of the continued industry adjustment, the business marketplace has changed. In 2002, excess network capacity still existed as a result of the pace of new network construction and strong economic growth in 1999 and 2000 and due to the financial difficulties of a number of communications service providers around the world. In 2002, the industry also experienced continuing consolidation.

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

As a result of these initiatives, we have made substantial progress in reducing our costs and creating a business model that we believe is better aligned to the current state of our industry. For information on these and other developments in 2002, see “Special charges” in note 7, “Divestitures, closures and acquisitions” in note 10, “Long-term debt and credit facilities” in note 11 and “Capital stock” in note 15 of the accompanying consolidated financial statements and “Developments in 2002” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	Time Division Multiple Access (TDMA) is a 2G wireless standard supported mainly in the United States, Canada and the Caribbean and Latin America region, or CALA, that uses timeslots within a radio frequency channel to separate users’ conversations.

•	Code Division Multiple Access (CDMA) is a 2G wireless standard, also known as cdmaOne, supported in each geographic region. CDMA uses codes, much like encryption, to distinguish one call from another, with all calls in a given cell transmitted over the entire range of radio frequencies assigned to the network operator within the cell. CDMA networks are evolving to 3G according to the CDMA 3G 1xRTT (single channel (1x) Radio Transmission Technology) standard, also known as cdma 2000, for voice and high-speed data mobility. CDMA 3G 1xEV-DO (EVolution Data Only) and CDMA 3G 1xEV-DV (EVolution Data and Voice) are extensions of CDMA 3G standards for high speed wireless networks for data, voice and multimedia communications.

•	Global System for Mobile communications (GSM) is a 2G wireless standard supported all over the world that, like TDMA, uses time slots within a specified radio frequency channel to distinguish one call from another. GSM networks are evolving to carry data, as well as voice, with the introduction of General Packet Radio Standard (GPRS). GPRS is viewed as a “2.5G” technology that provides faster and therefore increased data transmission capabilities. Enhanced Data Rates for Global Evolution (EDGE) is a further evolution of GSM systems to support higher data speeds. In addition to higher data speeds, EDGE provides increased voice capacity for existing GSM operators.

•	Universal Mobile Telecommunications System (UMTS) is an emerging standard for 3G networks based on Wideband CDMA (WCDMA) technology. UMTS combines WCDMA-based radio access with packet switching technology to yield high capacity, high speed wireless networks for data, voice and multimedia communications.

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

Product development

Our wireless networking products in development include the next evolution of our CDMA 3G products, our GSM/GPRS/EDGE products and our UMTS products.

•	Our CDMA 3G 1xRTT products are generally available and have been deployed in several commercial networks in all our geographic regions. Our CDMA 3G 1xEV-DO product is undergoing commercial trials in the United States and Brazil. We are currently working with the various standards bodies to finalize the specifications for CDMA 3G 1xEV-DV.

•	There are several GSM/GPRS/EDGE products that are being developed to allow GSM operators to offer higher data rates on existing GSM spectrum allocations. We successfully completed customer trials of Adaptive MultiRate (AMR) base station transceivers in the second half of 2002. AMR provides higher spectral efficiency to support more customers on the same network.

•	The enhanced version of our GSM base station controller, the GSM BSC e3 is currently in development. We have been shipping EDGE hardware ready base station transceivers since the second quarter of 2002, and we are currently developing EDGE software.

•	Our UMTS radio network access and core networking products are currently being tested for commercial launch by several operators in the Europe, Middle East and African region, or EMEA. In 2003, we continued development on our UMTS solutions for use in the Asia Pacific (including Greater China) region as well as in the United States.

•	The further development of our Wireless Mesh Network solution designed to allow our customers to reduce the costs of high-speed wireless data transport from wireless access networks to wired broadband networks.

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

There are two key aspects to the migration from 2G wireless communications technologies to 2.5G and 3G wireless communications technologies. The first is that all current 3G technologies, including CDMA 3G and UMTS are based on spread spectrum technology. The second is that the migration from 2G to 2.5G and 3G technologies is largely based on a transition from circuit switching technologies in 2G core networks to packet-based networking technologies in 3G core networks. We believe that our extensive experience in deploying CDMA wireless communications networks, combined with our expertise in packet-based networking for wireline networks, will be a competitive strength during the migration from 2G wireless communications networks to 2.5G and 3G wireless communications networks. However, the timing of this migration is difficult to predict as a result of the complexities and potential for delays in implementation of 3G network deployments.

We anticipate that demand for wireless networking equipment will be driven primarily by the growth of 2.5G and 3G wireless networking systems. Several commercial CDMA 3G networks have been launched in the United States, Canada, CALA and the Asia Pacific region. GPRS networks have already been launched in EMEA, the Asia Pacific region, the United States and Canada. In addition, several existing operators are planning to upgrade their networks to EDGE to support higher data rates. While the first launches have taken place in EMEA and the Asia Pacific region, the timing of UMTS network deployments remains uncertain, generally due to delays in UMTS hand set availability as a result of technology issues, the high license fees and continued financial difficulty of certain UMTS wireless service providers.

In the United States and Canada, usage rates of wireless communications services continue to increase, and we anticipate that capital spending decisions by wireless service providers will be driven by capacity requirements, new wireless subscribers, increased use of wireless devices for Internet access and technology migration from 2G wireless technologies to 2.5G and 3G wireless technologies. We also anticipate that the migration from 2G to 2.5G and 3G wireless will be driven by CDMA 3G 1xRTT deployment for CDMA-based networks, and by GPRS and UMTS deployment for GSM and TDMA-based networks. However, the timing of this migration is uncertain.

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

Competition

Our major competitors in the global wireless infrastructure business have traditionally included Telefonaktiebolaget LM Ericsson, Lucent Technologies Inc., Motorola, Inc., Siemens Aktiengesellschaft and Nokia Corporation. Nokia and Siemens compete in the sale of GSM and UMTS equipment, whereas Lucent competes in the sale of CDMA, TDMA and UMTS equipment. Motorola is a competitor in the sale of GSM, UMTS and CDMA radio network access equipment. Ericsson competes in the sale of equipment for all of the major wireless communications technologies. More recently, Samsung Electronics Co., Ltd. has emerged as a competitor in the sale of CDMA systems, and Huawei Technologies Co., Ltd. has emerged as a competitor for GSM, CDMA and UMTS systems in China and many other developing countries. The primary global factors of competition for our Wireless Networks products include:

•	technology leadership, product features and availability;
•	product quality and reliability;
•	conformity to existing and emerging regulatory and industry standards;
•	warranty and customer support;
•	price and cost of ownership;
•	interoperability with other networking products;
•	network management capabilities;
•	traditional supplier relationships, particularly in EMEA and the Asia Pacific region;
•	regulatory certification; and
•	provision of customer financing.

We intend to continue to compete with our traditional competitors as the global market for wireless networking equipment migrates to 3G technologies. We also expect newer competitors, such as NEC Corporation and Matsushita Electric Industrial Co., Ltd. (also known as Panasonic), to emerge.

Enterprise Networks

Products

Our Enterprise Networks portfolio of products provide voice, data and multimedia communications for our customers. We also provide our customers with related professional services including: strategic planning and network design services; operations planning and consulting services; technology and process outsourcing services; network applications and network content services; and installation and ongoing technical support.

Circuit and packet voice solutions

Our voice portfolio includes a broad range of circuit and packet voice communications solutions. These include circuit to packet convergence systems, combined voice and data integration solutions, as well as next generation and legacy voice systems.

•	Our enterprise Succession solutions are combined voice and data communications systems for service providers and large enterprises. These solutions are designed to give our customer the ability to support data and large enterprises networking without replacing their existing voice networks, or the ability to add voice services to existing data networks. Our enterprise Succession solutions can be used by customers building new networks, and customers who want to transform their existing voice communications network into a more cost effective packet-based network supporting data, voice and multimedia communications.

•	Our Business Communications Manager is a combined voice and data communications system for branch offices and small to medium-sized businesses that uses both digital and IP technologies. This solution allows migration from an enterprise’s separate voice and data communications infrastructures to a combined next generation Internet-based system. Available applications include voice messaging, cordless phones, contact center software and data communications routing.

•	Our Meridian telephone switching systems (Meridian) are designed for small, medium and large commercial enterprises and government agencies. These circuit and packet network telephone systems provide voice communications features, such as voice messaging, call waiting and call forwarding, as well as advanced voice services, multimedia applications and other networking capabilities. Our customers can also configure their Meridian to send voice communications over the Internet with our Internet Telephony Gateway products using our i2002/i2004/i2050 and standards-based Internet telephones, Meridian digital telephone or any standard analog telephones.

•	Our remote office portfolio contains a combination of products that allow remote users, whether individuals at home or groups of employees in small offices, to access the full complement of Meridian features.

•	Our Norstar telephone switching systems are designed for small to medium-sized businesses and branch offices of large organizations. These telephone systems can be configured with a suite of applications, such as voice messaging, cordless phones, contact center software and interactive voice response systems.

•	Our customer contact and voice portal solutions provide the means for enterprises to do business with their customers efficiently and consistently regardless of where they are located, the time zone or whether they interact over the telephone or Internet. Our solutions include our:

—	Periphonics interactive voice response systems that automate functions often conducted by a company’s telephone agents. Our interactive voice response systems answer the telephone, greet callers, offer menu options and provide information to the caller in a consistent, accurate manner. These systems use advanced speech recognition systems to allow a caller to interact with the system by orally responding to questions or prompts presented to the caller by the system.

—	Symposium contact center portfolio of products that provide contact center solutions for small, medium and large organizations. Our Symposium contact center solutions can provide either a standard circuit-switched voice system or an Internet-based contact center solution.

—	CallPilot, which is a unified messaging tool that utilizes speech recognition and Transmission Control Protocol/IP digital networking to give complete access and user control of facsimile, e-mail and voice messages. Using simple voice commands like “play” or “print”, a user can remotely manage their multimedia communications over the telephone. The user can print and forward facsimiles, store, forward or delete voice messages and more by simply speaking.

•	Our multimedia communications server provides session initiation protocol (SIP) services for user and gateway devices that run over a public or private IP network. Such advanced multimedia services that can be enabled include instant messaging, personal computer camera video calling, user availability monitoring and control, user-controlled profile management, and enhanced collaboration and user mobility using public wireline and wireless networks.

Data networking and security solutions

We offer a broad range of data networking (packet switching and routing) and security solutions for our customers. Our packet switching and routing systems include data switching systems, aggregation products, virtual private network gateways and routers.

•	Our Alteon Web products provide data switching designed to allow service providers and enterprises to provide Internet data security, to manage and prioritize the Internet content that is provided to end users, and to balance the amount of communications traffic on multiple Internet servers.

•	Our Baystack and Business Policy Switch 2000 portfolio is a series of high performance packet switches for our enterprise customers’ small to large local area networks that use the Ethernet, a standard computer networking protocol for local area networks. These switching systems are designed to allow the prioritization of communications traffic to ensure network integrity and provide power to Ethernet devices based on the Ethernet standard used for certain applications, such as systems for voice communications over the Internet.

•	Our Passport family of multi-service switching products offers high-speed, high-capacity data switching to support a wide range of data communications technologies, including multi-protocol label switching, asynchronous transfer mode, IP and frame relay services. These products are also key components of our Succession solution, voice over packet applications and IP virtual private network services. Our Passport Ethernet Routing Switch delivers IP routing and switching.

•	Our Bay router portfolio is a family of routers that work with a variety of data networking protocols to offer expandable, contractible and cost-effective connections for use in our enterprise customers’ local area networks, campus networks and wide area networks. These solutions use the IP standard to route data communications traffic from one corporate site to another within an enterprise’s network.

•	The Contivity Secure IP Services Gateways (Contivity) are a family of products delivering security and IP services in a single integrated platform. IP services including IP routing, virtual private networks, firewall applications, policy management and Quality of Service services, which normally would require several different devices, are provided by a single Contivity device. Designed for enterprise networks, Contivity leverages the cost advantages of the Internet while providing secure communications across the public IP infrastructure.

•	In 2003, we introduced a portfolio of wireless local area network service switching products that are designed to provide secure and efficient transmission of wireless local area network data traffic for mobile users.

Product development

We are currently focused on developing products that support the continuing evolution of voice and data communications systems toward converged or combined voice and data networks including:

•	The continued development of our multimedia communication server for enterprise, a product that provides the capability to deliver multimedia applications and enhanced networking capabilities.

•	Additions to our applications in our Succession products to allow integration of voice over IP with voice extensible markup language and new Microsoft operating systems and servers and the development of new integrated voice recognition speech products offering expanded scalability and functionality.

•	New developments in data networking with our BayStack Layer 2 switches that will deliver resiliency and Quality of Service capabilities and Power over Ethernet to provide network connectivity and power to devices over the same line, along with the development of the next generation Alteon Web platform which will feature higher performance, scalability (ie. the ability to grow a service or capability with incremental cost) and integrated applications.

•	In 2003, we introduced enhancements to our security portfolio including the new Alteon SSL and Web Switching products and a new high-end Contivity product.

•	In 2003, we introduced enhanced capabilities to our Passport 8600 version 3.3 software, delivering 10 Gigabit Ethernet on either local area network or wide area network platforms that feature improved scaling, multicast and resilience for better overall performance.

•	In 2003, we updated our Meridian telephone systems to support our Succession software. This update enables our Meridian telephone systems to function entirely as a packet-based system or as a hybrid packet and circuit switching system. This development allows existing Meridian customers to upgrade their telephone systems to deploy packet switching and provides new customers with the ability to customize their desired mix of packet and circuit switching equipment.

Markets

We offer Enterprise Networks products to enterprises around the world. With the growth of voice and data communications over the public telephone network, the public Internet and private voice and data communications networks, there is an increasing opportunity to converge disparate networks towards a single, high performance network that can support various types of communications traffic and applications.

We believe that in order to meet the growing demand for increased capacity at lower per-minute rates, enterprises will transition their circuit-based voice communications to more cost effective packet-based technologies. As a result, we anticipate growth in demand for packet-based networking equipment that supports the convergence of data, voice and multimedia communications over a single communications network and that provides greater network capacity, reliability, speed, quality and performance. However, the timing of this progression is unclear.

Globally, enterprise customers continue to invest in equipment for their communications networks, primarily for network security and resiliency, for voice over IP, wireless local area network and for virtual private networks. In the United States and Canada, enterprise customers are investing in voice over IP as they transition from legacy voice products to our enterprise Succession products. Our enterprise Succession products enable this conversion from voice communication networks to packet-based networks supporting data, voice and multimedia communications. In EMEA, our customers are beginning to invest in new technology such as voice over IP. In the Asia Pacific region, Enterprise Networks customers are investing in networking equipment to improve the connections among their regional sites and branch offices. In CALA, enterprises are continuing to drive demand for networking equipment that supports the growing use of the Internet in the region.

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

Competition

Our principal competitors in the sale of our Enterprise Networks solutions to enterprises are Cisco Systems, Inc., Avaya Inc., Alcatel S.A., Siemens, Huawei Technologies Company Limited and NEC Corporation. Avaya is our largest competitor in the sale of voice equipment while Cisco is our largest competitor in the sale of data networking equipment to enterprises. We also compete with smaller companies that address specific niches, such as Foundry Networks, Inc., Extreme Networks, Inc., Enterasys Networks, Inc. in data networking, Mitel Networks Corporation, 3Com Corporation in Internet-based voice communications solutions and Genesys Telecommunications Laboratories, Inc. in contact centers. We expect competition to remain intense as enterprises look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs. The principal global factors of competition in the sale of our Enterprise Networks products include:

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

Circuit and packet voice solutions

We are a leader in the development and deployment of highly scalable circuit switched and secure voice over packet solutions such as voice over IP for wireline and wireless service providers around the world. Our voice over packet solutions offer service providers and cable multiple operators sustainable operating and capital cost reduction, new revenue opportunities, as well as high levels of reliability and network resiliency.

•	Our wireline Succession solutions are voice over packet network solutions for service providers. Succession provides the complete range of voice over packet solutions, including local, toll, long-distance, operator services and international gateway capabilities and enables voice applications to run on the new multi-services packet network. Succession solutions leverage more efficient packet-based, as opposed to circuit-based technologies, which drive reduced capital and operational costs for service providers and provide a platform for the delivery of new, revenue-generating services, such as Centrex IP and voice over IP virtual private networks.

•	Our Multimedia Communication Server (MCS) 5200 (formerly called Interactive Multimedia Server) is a SIP-based application server. SIP is a standard protocol for initiating an interactive user session that involves multimedia elements such as video, voice, chat, gaming and virtual reality. MCS 5200 works as a stand-alone solution or in conjunction with our Digital Multiplex System (DMS) or our Succession solutions to provide advanced packet voice and multimedia capabilities to service providers. Using MCS 5200, our customers can deploy new, enhanced multimedia services, including video, collaboration and personal agent services. Personal agent services allow a user to customize their communications by selecting the medium over which they wish to receive a particular message such as wireline or wireless telephony, e-mail and instant messaging by setting screening criteria such as time of day and day of week, month or year.

•	Our DMS brand is a family of digital, circuit-based telephone switches that provide local, toll, long-distance and international gateway capabilities for service providers and includes Directory and Operator Services for our customers in the United States and Canada. Our DMS systems enable service providers to connect people making local and long-distance telephone calls. Our DMS systems also provide for a broad range of service capabilities, including revenue-generating features such as caller identification and call waiting that are offered to the service providers’ residential and business customers. Our DMS family of products can evolve to Succession solutions.

•	In 2003, we also introduced the Nortel Networks Developers Partner Program to drive the interoperability of our Succession, MCS 5200 and DMS portfolios with third party vendors including infrastructure and application companies.

These products work alone or in combination with each other to provide traditional voice services, advanced packet voice services and enhanced multimedia services to service providers around the world.

Data networking and security solutions

We offer a wide range of data networking (packet switching and routing) solutions to our service provider customers. The Passport family of multi-service wide area network switches and the Shasta Broadband Service Node enable our service provider customers to offer connectivity solutions and high value services to both enterprises and residential customers. These connectivity solutions include packet services such as: frame relay; Asynchronous Transfer Mode (ATM); Ethernet; and IP access for digital subscriber line and cable users. In addition, high-value services such as IP virtual private networks connect enterprise sites and remote users. As well, they provide enhanced network capabilities, such as network security, network address translation and class of service, that enable service providers to offer a wide range of networking services beyond basic connection to the network.

•	Our Passport family of products, which have the ability to combine multiple services on a single platform, provide for reliable packet switching, as well as enabling emerging applications such as wireless packet core networking, radio access network aggregation, IP network aggregation, circuit networking traffic grooming and packet voice gateway applications.

•	Our Shasta Broadband Service Node is designed to give service providers the ability to logically group tens of thousands of residential and business subscribers in order to re-direct them to various IP virtual private networks, and to centrally apply IP data network services, such as security, firewall applications and class of service, on a per subscriber and/or per application basis. These value-add services also play a key role in enabling next generation communications services, such as those enabled by our Succession voice over packet product portfolio. The Shasta Broadband Service Node supports a wide range of data network access technologies, including standard dial-up over copper telephone wire, digital subscriber line, ATM, wireless, frame relay and coaxial cable technologies.

Product development

Research and development investments are focused on creating new and improving existing, packet-based residential and business services for wireline and wireless service providers and cable multiple system operators. As well, we continue to develop products that support the evolution of voice and data communications systems toward converged or combined voice and data networks including:

•	Enhancements to our Succession packet voice solutions that will allow service providers to connect any business telephone system, using standard voice over IP protocols, into a common dialing plan with connectivity to the public switched telephone network. Additional enhancements to our packet voice solutions will continue to focus on interoperability with other manufacturers’ equipment, including gateway and integrated access device manufacturers, as well as on meeting the needs of the Asian and European markets. We continue to make improvements to our softswitch portfolio by utilizing the latest commercial technology to provide our customers with converged wireline and wireless service support, superior application choices, integrated network management and linear scalable capacity.

•	Enhancements to the MCS 5200 that will allow a service provider to offer intelligent multimedia services across any manufacturers’ circuit switches. Additionally, development will focus on increasing the breadth and usability of the MCS 5200 applications.

•	Additions to the DMS portfolio that will allow service providers to offer and manage IP voice and multimedia (Centrex IP) services to those businesses that use traditional business telephones as well as to those business that use next generation telephones designed for use in IP networks.

•	Enhancements to our Shasta 5000 Broadband Service Node solution that enable an increase in the number of residential subscribers and virtual private network sites that can be supported and the amount of bandwidth that can be applied to an enterprise site. Development will also focus on enhancing the ability of our service provider customers to provide additional revenue-generating services.

•	Enhancements to our Passport portfolio to improve the interoperability with other vendors’ products. In addition, development will focus on enhancing the migration to converged networks which simultaneously support voice, video and data.

•	The development of a new, lower-capacity, next generation data product as well as enhancements to our existing line of Passport and Shasta data products that are intended to efficiently aggregate different types of data traffic at the network edge.

•	A focus on cable standards compliance to drive revenue from the cable multiple system operator market.

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

Cable multiple system operators are increasing the size of voice and data markets, as well as increasing the competitive pressure on established service providers.

The market for our Wireline Networks products is global. In the United States and Canada, many service providers have focused on reducing their capital spending in response to continuing industry adjustment and economic slowdown. However, service providers are expected over the long term to continue to modernize with packet-based networks and converge voice and data communications networks in order to deploy new revenue generating service offerings. As well, service providers are focused on capital spending that reduces their ongoing operational costs, albeit with emphasis on shorter payback periods. In EMEA, we continue to see market demand for certain networking products including equipment for voice over IP and equipment for virtual private networking. While service providers in EMEA are also focused on reducing their capital spending, we anticipate opportunities with leading national public telephone companies, alternate operators and wireless operators (a customer segment which devotes significant capital expenditures to wireline infrastructure).

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

Competition

Our principal competitors are large communications companies, such as Cisco, Lucent, Alcatel and Siemens. In addition, we compete with smaller companies that address specific niches within this market, such as Sonus Systems Limited, BroadSoft, Inc. and Taqua Inc. in packet and Internet-based voice communications solutions, Redback Networks Inc. in aggregation products, as well as Equipe Communications Corporation, Laurel Networks, Inc. and Ciena Corporation (which acquired Wavesmith Networks, Inc. in 2003) in ATM/multi-protocol label switching, multiservice core and edge switching. Certain competitors also are strong on a regional basis, such as ZTE Corporation and Huawei in the Asia Pacific region. Some niche competitors are partnering with larger companies to enhance their product offerings and large communications competitors are also looking for these partnerships or alliances to complete their product offerings. No one competitor is dominant in this market.

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

The competition remains intense as a result of the continued decline in market demand, the substantially reduced availability of capital, the continued consolidation in the service provider industry, and the renewed focus by suppliers on selling to the remaining large service providers with financial resources.

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

•	Photonic networking DWDM technology allows multiple light wave signals to be transmitted on the same fiber optic strand simultaneously by using different wavelengths of light to distinguish specific signals, thereby increasing the capacity and flexibility of a network. Our DWDM line systems include optical transmission terminals and optical transmission repeaters. Optical transmission terminals are connected at the ends of the fiber optic cable and send communication signals through this medium using light waves. Optical transmission repeaters are used at locations along fiber optic cables that span long distances to strengthen and reform light wave signals. Our OPTera long-haul DWDM line systems span distances up to 1200 kilometres without the need for optical transmission repeaters and allow the adding and dropping of communication signals at intermediate locations along the route. Our OPTera Metro 5000 metro DWDM series provides market leading protocol and bit rate tolerant scalable multi-service networking solutions within a city or region for up to 350 kilometres.

•	Our synchronous optical transmission systems use traditional optical standards, including the Synchronous Optical Network (SONET) standard, which is the most common standard in the United States and Canada and some countries in the Asia Pacific region, and the Synchronous Digital Hierarchy (SDH) standard, which is the most common standard in EMEA and many other countries. Our synchronous optical transmission equipment includes our next-generation SONET/SDH solutions: the OPTera Metro 4000 family (next-generation SDH); the OPTera Metro 3000 family (next generation SONET); and the OPTera Metro Connect. These solutions deliver a multi-service optical platform that integrates diverse protocols and technology-based services over a cost effective, scalable and reliable converged services network.

•	Our optical switching solutions enable communication signals in optical fibers to be selectively directed or “switched” from one network circuit to another. Our optical switching products provide grooming, aggregation (the efficient re-packing of lower speed signals into higher speed signals to maximize the use of network capacity) and protection of the end users’ communications traffic. These systems focus on delivering cost-efficient solutions to switch large amounts of information between optical transmission systems. Our optical switching products include the OPTera Connect HDX and OPTera Connect DX platforms.

•	Our network management software and intelligence solutions are designed to give our customers the ability to monitor and improve the performance of their networks. Our network management software includes our Preside for Optical end-to-end network management software portfolio which support the functions required for controlling, planning and monitoring the equipment and performance of an optical network, such as predetermined traffic routing, equipment configuration management, fault reporting, connection management, performance management and network security.

Our Optical Networks solutions enable customers to enhance and transform their networks towards a scalable and reliable network for delivering diverse high speed data and voice connectivity services. Such network transformation will increase deployment of managed broadband services, such as:

•	Optical Ethernet solutions that combine the ubiquity, flexibility and simplicity of the Ethernet network computing protocol with the reliability and speed of optics. Optical Ethernet solutions transport communications signals carrying Ethernet packets in the form of light waves through fiber optic cables between locations within a city or between cities. Our Optical Ethernet solutions:

—	enable service providers to extend Ethernet’s benefits outside of local area networks and sell enterprises Ethernet connectivity services in conjunction with Internet access and other applications made possible due to greater bandwidth; and

—	deliver economical site-to-site connectivity for enterprises through these solutions, which are designed to alleviate the congested and complex metropolitan networking bottleneck created by the wide range of technologies and services utilized by users that exist within cities.

•	Optical storage connectivity solutions, which allow the interconnection of data centers for the efficient preservation and sharing of business-critical data to ensure business continuity and disaster recovery.

•	Managed wavelength solutions, which offer multiple protocol and transmission speed networking capability to reliably interconnect business sites.

Product development

We are committed to providing next generation optical networking systems, including the evolution of our next generation SONET/SDH systems, our metro DWDM systems and our optical long-haul line and terminal solutions.

•	In 2003, we introduced our Optical Multiservice Edge 6500, an advanced metro optical network product that enables the convergence of multiple platforms onto a single platform.

•	In 2003, we enhanced the capabilities of products from our OPTera Metro 3000 family and our OPTera Metro 5000 DWDM series (the OPTera Metro 3500 and OPTera Metro 5000), to enable new storage area solutions that address emerging enterprise business continuity requirements.

•	In 2003, we introduced a new product that utilizes photonic networking DWDM technology, our Long Haul Dense Terminal, which assists customers in lowering their network costs by providing improved densities and optical performance.

•	We continue to enhance our optical Ethernet portfolio by introducing new Ethernet switching and transport capabilities designed to improve the productivity of our enterprise customers and the services offered by our service provider customers.

•	Our OPTera Connect HDX switching system had its first network deployment in 2002 with its first product release and the second release is currently under development to provide additional customer applications.

•	We continue to invest in improving the density, capacity and flexibility of our optical long-haul transmission systems.

We continue to invest in core technologies, such as efficient service adaptation, aggregation, switching and management that enable our customers worldwide to deploy innovative optical networking services which we believe will lead the networking transformation towards high performance packet-based networks.

Markets

We are a leading provider of optical networking products to service providers and enterprises around the world. Starting in 2001 and continuing through 2003, capital spending in optical networking equipment and services by service providers around the world decreased substantially. Although there are indications that the global optical market may be beginning to stabilize, the robust market observed a few years ago is not expected to return in the near future. Accordingly, service providers remain focused on maximizing return on invested capital by increasing their capacity utilization rates and the efficiency of their existing networks. With the ongoing industry adjustment, many service providers with excess capacity in their optical networks continued to focus on optimizing existing networks and delayed the deployment of next generation products. However, there remain opportunities to deliver new technologies and services that enable service providers to offer additional revenue-generating services. It is also expected that enterprises will continue to generate demand for optical networking solutions that enable them to operate their networks more efficiently.

The outlook for optical equipment sales is further impacted by service providers preferring to lease excess network capacity from others with excess capacity or to purchase assets from distressed operators rather than making capital investments in their networks. We expect that any additional capital spending by our customers will continue to be directed to opportunities that enhance customer performance, generate revenue and reduce costs in the near term. However, as service providers begin to more effectively utilize and eventually exceed their network capacity, we expect that they may incrementally enhance their network capacity. In addition, regulatory developments in the United States and other countries, such as the success of regional bell operating companies in 2002 in obtaining permission to offer long-distance voice services, may result in new capital spending by service providers. However, the timing and impact of these developments remain difficult to predict.

The market for our Optical Networks solutions is global. In the United States and Canada, new networks are no longer built by service providers in anticipation of market demand, but are more closely aligned with actual end user demand. Within EMEA, the building of pan-European optical networks by service providers is now mature and many service providers have begun to focus on building their metropolitan and regional optical networks. Some service providers in Europe are still experiencing capital constraints after having invested in government licenses for 3G wireless networks, and have postponed significant optical network expansions. We expect that the increased usage of broadband wireless data provided by 3G networks may eventually drive the increased deployment of optical networks. The demand for additional and enhanced services by enterprises is increasing in Europe and may encourage service providers to invest in the creation of networks that offer services such as optical Ethernet and storage connectivity. In EMEA, European government-sponsored service providers and networking equipment suppliers enjoy favorable positions within many European countries, with foreign vendors such as Nortel Networks frequently limited to secondary vendor positions with these service providers.

In the Asia Pacific region, the industry is continuing to develop and may provide a significant market for new optical networking equipment over the next several years. As a result, there has been an increased focus on the Asia Pacific region by virtually all suppliers of optical networking equipment. Similar to what is occurring in Europe within the EMEA region, the Asia Pacific region may experience increased demand for additional and enhanced services by enterprises which may encourage service providers to invest in the creation of networks that offer services such as optical Ethernet and storage connectivity. In CALA, where a few service providers account for a significant percentage of the industry, the building of national optical network infrastructures is largely complete. Prospects for increased capital expenditures continue to be dampened by the weak economic climate and the political uncertainty in the region.

Customers

Our Optical Networks business is primarily focused on offering our optical networking products and services to service providers around the world. The service provider customers for our optical networking products include, local and long-distance telephone companies, cable multiple system operators, Internet service providers and other communications service providers. We are currently focused on increasing our market presence with key service provider customers worldwide, who we expect to account for a substantial proportion of service provider optical capital spending in the remainder of 2003 and beyond.

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

Competition

Our major competitors in the sale of optical networking equipment include Alcatel, Lucent, Siemens, Fujitsu Limited, Marconi plc, Cisco, Huawei, NEC, Ciena and ADVA International Inc. In 2002, we sold certain of our optical components assets and we therefore continue to focus on competing primarily with optical systems vendors. Market position in the global market for optical networking equipment fluctuates significantly on a quarter-by-quarter basis. However, we continue to be a leading global provider of optical networking equipment. The primary global factors of competition for our Optical Networks products include:

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

Sales and distribution

All of our four reportable segments use the Nortel Networks direct sales force to market and sell to customers around the world. The Nortel Networks global sales force is divided into regional groups. The head office for the United States and Canadian sales forces is located in Richardson, Texas and the EMEA sales force head office is based in Maidenhead, U.K. The sales force for Greater China report to a senior executive whose office is located in Beijing. The sales force for the remainder of the Asia Pacific region report to a senior executive whose office is located in Tokyo, Japan. The CALA sales force head office is based in Sunrise, Florida. Within these regional sales groups, we have dedicated sales account teams for certain major service provider customers. These dedicated teams are located close to the customer’s main purchasing locations. In addition, within the regional sales groups are teams dedicated to our enterprise customers. Our Enterprise Networks sales teams work directly with the top regional enterprises, and are also responsible for managing regional distribution channels. We also have centralized marketing, product management and technical support teams dedicated to individual product lines that support the global sales and support teams.

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

The operations of our service provider customers are subject to extensive country-specific telecommunications regulations. In the United States, on February 20, 2003, the Federal Communications Commission (FCC), announced a decision in its triennial review proceeding of the rules regarding unbundled network elements (UNEs). The text of the FCC’s order and reasons for the decision were released on August 21, 2003. The decision is now subject to petitions for reconsideration filed by various parties with the FCC and has also been appealed to the U.S. federal courts. The uncertainty surrounding the FCC decision is affecting, and may continue to affect, the decisions of our United States-based service provider customers regarding investment in the telecommunications infrastructure, and the extent of the impact of the FCC decision continues to be assessed. These UNE rules and/or material changes in other country-specific telecommunications regulations at any time or from time to time may affect capital spending by service providers in the United States and/or around the world, and this may in turn affect the United States and/or global market for networking solutions.

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

Market conditions in 2002 were similar to conditions in 2001. In 2002, we continued to face supply surpluses and excess inventories in some areas including optical components, memory devices and semi-conductors. However, we were able to effectively manage our inventories in 2002 with minimal impact to our supply chain. In 2003, however, we are seeing fewer instances of supply surpluses as the industry has been adjusting to eliminate excess capacity.

During 2002, we continued to refine our relationships with our electronics manufacturing services suppliers by focusing on service, quality, cost reduction and inventory management. In 2003, we also are continuing our focus on inventory management and component cost reduction, and expect to continue to purchase, manufacture, or otherwise obtain sufficient components and materials to supply our products, systems and networks within customary delivery periods.

For more information on our supply arrangements, see “Guarantees and commitments” in note 13 of the accompanying consolidated financial statements and “Liquidity and capital resources — Commitments and guarantees — Supply and network outsourcing contracts” and “Off-balance sheet arrangements, contractual obligations and contingent liabilities and commitments — Contingent liabilities and commitments — Purchase commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Seasonality

Prior to 2001, our business results in all of our reportable segments were generally strongest in our fourth quarter, second strongest in our second quarter, third strongest in our third quarter and the weakest in our first quarter, primarily due to the networking industry purchasing cycles exhibited by our customers. With the continued industry adjustment and economic downturn in the United States and elsewhere in 2001 and 2002, our customers have faced restricted capital markets, which affected their traditional purchasing patterns, the demand for our products and services and the traditional seasonality of our business. In 2003, our customers continue to spend cautiously. It is difficult to predict the duration of the current industry adjustment, as sustained growth in industry spending is not expected to occur until economic and financial concerns have subsided. Market visibility remains limited and we do not expect that our results of operations for any quarter will necessarily be consistent with our historical quarterly profile or indicative of our expected results in future quarters. See “Forward-looking statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our research and development investments are focused on network transformations and next generation core products and solutions including wireless voice and data, voice over packet, multimedia services and applications and broadband networking. We also conduct network planning and systems engineering on behalf of, or in conjunction with, major customers. Although we derive many of our products from substantial internal research and development activities, we supplement this with technology acquired or licensed from third parties.

Our research and development forms a core strength and a factor differentiating us from many of our competitors. As at December 31, 2002, we employed approximately 13,720 regular full-time research and development employees (excluding employees on notice of termination) including approximately:

•	5,770 regular full-time research and development employees in Canada;
•	5,410 regular full-time research and development employees in the United States;
•	2,200 regular full-time research and development employees in EMEA; and

•	340 regular full-time research and development employees in other countries.

We also conduct research and development activities through affiliated laboratories in other countries.

The following table sets forth our consolidated expenses for research and development for each of the last three fiscal years ended December 31:

(millions of dollars)	2002	2001	2000

R&D expense	$2,208	$3,202	$3,637

R&D costs incurred on behalf of others (a)	49	68	64

Total	$2,257	$3,270	$3,701

(a)	These costs include research and development charged to our customers pursuant to contracts that provide for full recovery of the estimated cost of development, material, engineering, installation and all other attracted costs, which are accounted for as contract costs.

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

We also employ individuals on a part-time basis, and we engage the services of independent contractors. As part of our resizing activities to further reduce our cost structure and streamline operations, we notified for termination and provisioned for the exit of approximately 12,700 regular full time employees during 2002. As well, the divestiture of non-core businesses completed or entered into in 2002 resulted in additional employee reductions. For additional information, see “Special charges” in note 7 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Operating expenses — Special charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2002, labor contracts covered approximately five percent of our employees worldwide. At the same date, five labor contracts covered approximately 12 percent of our employees in Canada including:

•	one labor contract covering approximately nine percent of Canadian unionized employees which was renewed, ratified and became effective February 26, 2003;
•	one labor contract covering less than one percent of Canadian unionized employees which was due to expire in the third quarter of 2003 (which contract was renewed, ratified and became effective August 16, 2003);
•	two labor contracts covering approximately 74 percent of Canadian unionized employees which were due to expire in 2004 (of which one contract covering approximately ten percent of Canadian unionized employees was renewed, ratified and became effective June 19, 2003); and
•	one labor contract covering approximately 17 percent of Canadian unionized employees which expires in 2008.

At December 31, 2002, labor contracts covered approximately four percent of our employees in EMEA and all of our employees in Brazil. The labor contracts generally have a one-year term in EMEA and Brazil, and primarily relate to remuneration. We have no labor contracts in the United States.

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

Environmental matters

Our manufacturing and research operations are subject to a wide range of environmental protection laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws, and have a corporate environmental management system standard and an environmental protection program to promote compliance. We also have a periodic, risk-based, integrated environment, health and safety audit program. As part of our environmental program, we attempt to evaluate and assume responsibility for the environmental impacts of our products throughout their life cycles. Our environmental program focuses on design for the environment, supply chain and packaging reduction issues. We work with our suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research. For additional information on environmental matters, see “Contingencies-Environmental matters” in note 21 of the accompanying consolidated financial statements.

Financial information by operating segment and product category

For financial information by operating segment and product category, see “Segmented information” in note 6 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Segment revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial information by geographic area

For financial information by geographic area, see “Segmented information” in note 6 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Geographic revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Working capital

For a discussion of our working capital, see “Long-term debt and credit facilities” in note 11 of the accompanying consolidated financial statements and “Liquidity and capital resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risk factors

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING INFORMATION THAT IS SUBJECT TO IMPORTANT RISKS AND UNCERTAINTIES. THE RESULTS OR EVENTS PREDICTED IN THESE STATEMENTS MAY DIFFER MATERIALLY FROM ACTUAL RESULTS OR EVENTS. RESULTS OR EVENTS COULD DIFFER FROM CURRENT EXPECTATIONS AS A RESULT OF A WIDE RANGE OF RISK FACTORS. FOR INFORMATION REGARDING SOME OF THE RISK FACTORS INVOLVED IN OUR BUSINESS AND OPERATIONS, SEE “FORWARD LOOKING STATEMENTS” IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II

ITEM 6.    Selected Financial Data (unaudited)

The selected financial data for the years ended December 31, 2002, 2001 and 2000 and as at December 31, 2002 and 2001 set forth in this Item 6 has been revised to reflect the restatements. The selected financial data for the years ended December 31, 1999 and 1998 and as at December 31, 1999 and 1998 set forth in this Item 6 has not been restated.

(millions of U.S. dollars, except per share amounts)	2002	2001	2000	1999 (1)	1998 (1)

	As restated *	As restated *	As restated *
Results of Operations
Revenues	$10,569	$17,408	$27,931	$19,628	$16,084

Research and development expense	2,208	3,202	3,637	2,724	2,318

Other income (expense) — net	(30)	(388)	869	209	169

Income tax benefit (provision)	453	3,152	(1,192)	(576)	(488)

Net loss from continuing operations	(3,286)	(24,174)	(2,968)	(257)	(593)

Net earnings (loss) from discontinued operations — net of tax	20	(2,996)	(475)	(94)	(689)

Basic earnings (loss) per common share

— from continuing operations	(0.86)	(7.58)	(1.01)	(0.10)	(0.26)

— from discontinued operations	0.01	(0.94)	(0.16)	(0.03)	(0.30)

Basic loss per common share	(0.85)	(8.52)	(1.17)	(0.13)	(0.56)

Diluted earnings (loss) per common share

— from continuing operations	(0.86)	(7.58)	(1.01)	(0.10)	(0.26)

— from discontinued operations	0.01	(0.94)	(0.16)	(0.03)	(0.30)

Diluted loss per common share	(0.85)	(8.52)	(1.17)	(0.13)	(0.56)

Dividends declared per common share	–	0.0375	0.0750	0.0750	0.0750

Financial Position at December 31

Total assets	$16,113	$21,202	$42,593	$24,007	$21,828

Long-term debt	3,982	4,478	1,623	1,426	1,529

Minority interest in subsidiary companies	665	654	770	654	700

Common shareholders’ equity	2,652	5,089	29,171	13,072	12,190

(1)	The selected financial data for 1999 and 1998 has not been restated for the effect of the restatement adjustments as described in note 3 to the accompanying consolidated financial statements, as the impact was not significant to the financial statements for those years. The cumulative effect on Retained earnings (deficit) at December 31, 1999 was $4 and has been reflected as an adjustment to Retained earnings (deficit) as at January 1, 2000.
*	See note 3 to the accompanying consolidated financial statements.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, set forth in this Item 7 has been revised to reflect the restatements and to update certain forward looking statements to reflect current expectations, as well as to incorporate certain conforming changes.

You should read this section in combination with the accompanying audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles. This section contains forward-looking statements and should be read in conjunction with the risk factors described below under “Forward looking statements” which risk factors have been updated to reflect the restatements as well as for events and developments subsequent to December 31, 2002. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

Apart from the revisions described above, this MD&A does not reflect events and developments subsequent to December 31, 2002.

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

Optical Networks

On May 29, 2002, we announced plans to further realign our Optical Networks segment, including optical components, as we do not expect a meaningful recovery in the long-haul optical market before early 2004. As part of this realignment, we sold certain optical components assets to Bookham Technology plc, or Bookham, in November 2002 for

shares, warrants, debt and cash consideration resulting in a gain of $26. The transaction included a minimum purchase commitment of $120. The terms of the commitment require us to purchase approximately $120 of product from Bookham prior to March 31, 2004 and to make a cash payment to Bookham for a portion of any shortfall in the purchase commitment. For additional information, see “Divestitures, closures and acquisitions” in note 10 of the accompanying consolidated financial statements.

As at December 23, 2003, due to the severe reduction in the number and size of new optical long-haul network build-outs and due to the nature of the relationship between the products within the optical long-haul portion of this segment, it is difficult to predict when a meaningful recovery in the optical long-haul market will occur.

Equity offerings

On June 12, 2002, Nortel Networks Corporation issued:

•	632,500,000 common shares; and
•	28,750 equity units, each initially confirming the holder’s ownership of:
•	a prepaid forward purchase contract, entitling the holder to receive Nortel Networks Corporation common shares; and
•	specified zero-coupon U.S. treasury strips.

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

For additional information on the equity offerings, see “Capital stock” in note 15 of the accompanying consolidated financial statements.

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

On April 9, 2002, Standard & Poor’s Ratings Service lowered Nortel Networks Limited’s credit rating to below investment grade to BB– and on September 18, 2002, lowered the rating from BB– to B with a negative outlook.

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

See “Liquidity and capital resources” for additional details on our credit ratings and the granting of security under our credit and support facilities. For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 23 of the accompanying consolidated financial statements.

Deferred income taxes

As part of our quarterly review procedures, we performed an evaluation of the recoverability of our deferred income tax assets. In the third quarter of 2002, in addition to recording a write down of our existing deferred tax asset, we began recording full valuation allowances against the benefit of our quarterly losses. In 2002, we recorded a net income tax benefit of $453 on a pre-tax loss of $3,739. Our gross income tax valuation allowances in 2002 were $1,051, including certain additional income tax valuation allowances of $427. If market conditions deteriorate further or future results of operations are less than expected, additional tax valuation allowances may be required for all or a portion of our deferred tax assets. See “Income tax benefit” for additional information.

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

Restructuring and asset write downs

We recorded special charges of $2,173 in 2002 and $15,661 in 2001. These charges related to restructuring activities and write downs of goodwill and other assets. The special charges relating to restructuring were associated with our work plan to streamline operations and activities around core markets and leadership strategies. We began implementing our work plan in 2001 and it has continued throughout 2002. The goodwill write down in 2002 related to a fair value impairment in our Optical Networks segment. We expect that additional charges will be required in 2003 related to our remaining announced workforce reductions and related charges. See “Special charges” for additional information.

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

Developments in 2003

Restatements

In 2001, we entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. We implemented a company-wide restructuring plan to streamline our operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of its capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, our workforce declined significantly from January 1, 2001 to December 31, 2002 and over the same time period we significantly reduced our facilities.

Subsequent to the issuance of our financial statements for the year ended December 31, 2002, we initiated, and disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of our assets and liabilities. On October 23, 2003, we announced that we would restate our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews (collectively, the “comprehensive review”), we determined that approximately $935 and $514 of certain liabilities (primarily accruals and provisions) carried on our previously reported consolidated balance sheets as at December 31, 2002 and 2001, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following our determination to restate our consolidated financial statements for the periods noted above, we also determined that we would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, we made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, we made adjustments to correct errors related to our deferred income tax assets and foreign currency translation accounts. In addition, we made reclassification adjustments within the consolidated balance sheets to better reflect the underlying nature of certain items; these reclassifications did not impact the net assets as at the end of any period. The net effect of all of these adjustments was a reduction in accumulated deficit of $497, $178 and $31 as at December 31, 2002, 2001 and 2000, respectively.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000	Prior years (a)

Revenues

As previously reported	$10,560	$17,511	$27,948

Adjustments	9	(103)	(17)	$(1)

As restated	$10,569	$17,408	$27,931

Earnings (loss)

Earnings (loss) from continuing operations

As previously reported	$(3,585)	$(24,307)	$(2,995)

Adjustments	299	133	27	$4

As restated	$(3,286)	$(24,174)	$(2,968)

Earnings (loss) from discontinued operations-net of tax

As previously reported	$–	$(3,010)	$(475)

Adjustments	20	14	–	$–

As restated	$20	$(2,996)	$(475)

Net loss

As previously reported	$(3,585)	$(27,302)	$(3,470)

Adjustments	319	147	27	$4

As restated	$(3,266)	$(27,155)	$(3,443)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

We have also undertaken a series of physical counts and reconciliations of plant and equipment. While we believe that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in our consolidated balance sheet as at December 31, 2002, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents details by category, aggregating to the net decrease in net losses resulting from the restatement adjustments for the years ended December 31:

Net decrease in net loss

	2002	2001	2000

Contract and customer-related accruals	$136	$209	$14

Special charges related to restructuring actions	146	123	2

Other accruals and provisions	110	66	45

Total accruals and provisions adjustments	$392	$398	$61

Income tax adjustments	(25)	(100)	(15)

Revenue adjustments	9	(103)	(17)

Foreign currency translation adjustments related to Brazilian operations	(57)	(48)	(2)

Net decrease in net loss	$319	$147	$27

Impacts of the restatements on the accompanying consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying consolidated financial statements.

Consolidated statement of operations for the year ended December 31, 2002 as restated

Net loss for the year ended December 31, 2002 was reduced by $319 from $3,585 to $3,266. The major components of the reduction included:

•	a $164 improvement in gross profit primarily from adjustments to contracts and customer-related accruals partially offset by foreign exchange adjustments related to our Brazilian operations;
•	a $39 decrease in selling, general and administrative expense and a $22 decrease in research and development expense, both due to net decrease in other accruals and provisions;
•	a $125 decrease in special charges which resulted from the release of accruals associated with severance and fringe benefits for terminated employees;
•	a $36 increase in other expense (which resulted from $28 in losses from foreign exchange translation adjustments related to our Brazilian operations and a $22 increase for minority interest as a result of the restatement adjustments partially offset by $14 of other items); and
•	a $20 adjustment to discontinued operations for items previously recorded incorrectly as an expense in discontinued operations.

Consolidated statement of operations for the year ended December 31, 2001 as restated

Net loss for the year ended December 31, 2001 was reduced by $147 from $27,302 to $27,155. The major components of the reduction included:

•	a $50 improvement in gross profit which included a $103 reduction in revenues which resulted from revenue deferrals and a $153 improvement to cost of revenues (which resulted from adjustments to contract and customer-related accruals in the amount of $207 partially offset by $48 of foreign exchange adjustments related to our Brazilian operations and a $40 reversal of previously recorded releases of accruals for inter-company out of balance amounts);
•	a $102 decrease in selling, general and administrative expense which resulted primarily from the release of $71 of accruals for inter-company out of balance amounts;
•	a $22 decrease in research and development expense which resulted primarily from the release of $15 of accruals for inter-company out of balance amounts;
•	a $120 decrease which resulted from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees; and
•	a $37 increase in other expense which resulted primarily from the reversal of a previously recorded release of $31 of accruals for inter-company out of balance amounts.

Consolidated statement of operations for the year ended December 31, 2000 as restated

Net loss for the year ended December 31, 2000 was reduced by $27 from $3,470 to $3,443. The major components of the reduction included:

•	a $34 increase in selling, general and administrative expense which resulted primarily from the reversal of previously recorded release of accruals for inter-company out of balance amounts; and
•	a $60 increase in other income which resulted primarily from the release of accruals for inter-company out of balance amounts.

Consolidated balance sheets as at December 31, 2002 and 2001 as restated

Restatements

The consolidated balance sheets included in “Restatements” in note 3 of the accompanying consolidated financial statements present the cumulative impact of the restatement adjustments classified by balance sheet line item as at December 31, 2002 and 2001.

Reclassification adjustments

In addition to the restatement adjustments, reclassification adjustments were made between line items which also impacted the consolidated balance sheets as at December 31, 2002 and 2001. The principal reclassifications are set forth below.

As at December 31, 2002

•	a $70 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $265 increase in accounts receivable-net which included a $370 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $64 reclassification from other accrued liabilities to properly offset amounts billed by us as collection agent under receivable sales agreements against the corresponding receivables and a $41 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $90 increase in net inventory with related reductions of $52 in other current assets and of $38 in other long-term assets; and
•	a $306 increase in other accrued liabilities including a $370 increase partially offset by a $64 decrease, both related to accounts receivable-net (as noted above).

As at December 31, 2001

•	a $55 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $152 increase in accounts receivable-net which included a $339 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $63 reclassification from other accrued liabilities to properly offset amounts billed by us as collection agent under receivable sales agreements against the corresponding receivables and a $124 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $259 increase in net inventory with related reductions of $144 in other current assets and of $115 in other long-term assets; and
•	a $295 increase in other accrued liabilities including a $339 increase partially offset by a $63 decrease, both related to accounts receivable-net (as noted above).

An independent review is being conducted by the Audit Committee to examine the facts and circumstances, leading to the need to restate our financial statements for the relevant periods and to consider appropriate improvements to our processes and procedures. The law firm of Wilmer, Cutler & Pickering has been retained by and will report to our Audit Committee for such purposes.

The financial results of Nortel Networks Limited are fully consolidated into our results. Nortel Networks Limited financial statements have also been restated as a result of the comprehensive review and other related reviews.

For further information on the restatements, see “Significant accounting policies” and “Restatements” in notes 2 and 3, respectively, of the accompanying consolidated financial statements.

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

Shareholder rights plan

On February 14, 2003, we announced that we will be seeking shareholder approval at our 2003 annual and special shareholders meeting for reconfirmation and amendment of our shareholder rights plan which was originally approved by shareholders in April 2000. Under the rights plan, we issue one right for each common share outstanding. These rights become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid. See “Capital stock” in note 15 of the accompanying consolidated financial statements for additional information.

Results of operations — continuing operations

Segment revenues

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

Wireless Networks	$4,216	$5,608	$5,423	$(1,392)	(25)	$185	3

Enterprise Networks	2,579	3,318	3,961	(739)	(22)	(643)	(16)

Wireline Networks	2,263	4,450	7,775	(2,187)	(49)	(3,325)	(43)

Optical Networks	1,468	3,342	9,732	(1,874)	(56)	(6,390)	(66)

Other (a)	43	690	1,040	(647)	(94)	(350)	(34)

Consolidated	$10,569	$17,408	$27,931	$(6,839)	(39)	$(10,523)	(38)

(a)	“Other” represents miscellaneous business activities and corporate functions

Geographic revenues

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

United States	$5,390	$8,570	$16,878	$(3,180)	(37)	$(8,308)	(49)

EMEA (a)	2,562	4,352	5,834	(1,790)	(41)	(1,482)	(25)

Canada	655	937	1,505	(282)	(30)	(568)	(38)

Other regions	1,962	3,549	3,714	(1,587)	(45)	(165)	(4)

Consolidated (b)	$10,569	$17,408	$27,931	$(6,839)	(39)	$(10,523)	(38)

(a)	The Europe, Middle East and Africa region (“EMEA”)
(b)	Revenues by geographic regions are based on the location of the customer

Consolidated revenues

2002 compared to 2001

In 2002, the industry continued to experience a significant adjustment which began in 2001. Following a period of rapid infrastructure build-out and strong economic growth in 1999 and 2000, we saw a continued tightening in the global capital markets and slowdown in the industry throughout 2001. Our revenues declined sequentially in 2001 due to lower capital spending by industry participants and substantially less demand for our products and services as customers focused on maximizing their return on invested capital. During 2002, we continued to see these constraints on capital expenditures by our customers. Also, excess network capacity continued to exist in the industry. In addition, we saw continuing consolidation of service providers within the industry. This environment created a change in our customers’ focus from building new networks to conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks. As a result, our 2002 consolidated revenues declined 39% compared to 2001. From a geographic perspective, we experienced considerable declines across all regions in 2002 compared to 2001.

2001 compared to 2000

The significant adjustment in the industry in 2001, which was initially felt and was most severe in the United States, also impacted the Europe, Middle East and Africa region, or EMEA, the Caribbean and Latin America region, or CALA, and the Asia Pacific region during 2001. Revenues in 2001 declined 38% compared to 2000. Revenues also declined substantially across all regions, with the exception of the Asia Pacific region. Revenues in the Asia Pacific region grew 25% in 2001 compared to 2000 due to considerable growth in the first half of 2001. This growth was the result of expansion in the People’s Republic of China as contracts entered into during 2000 were completed. However, we experienced a substantial sequential decline in the second half of 2001 in the Asia Pacific region. EMEA experienced a substantial sequential decline in the second quarter of 2001 and significant sequential declines in the third and fourth quarters of 2001. The decline in CALA reflected substantial sequential declines in the second and third quarters of 2001. The United States experienced sequential revenue declines throughout 2001 although not to the same degree in the second half of 2001 as was experienced in the first half of 2001.

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

Wireless Networks

2002 compared to 2001

The 25% decline in Wireless Networks revenues in 2002 compared to 2001 was primarily due to a continued deterioration in wireless service providers’ financial condition and subscriber growth and increased competition for customers by service providers which has resulted in the decision of many wireless service providers to delay capital expenditures.

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

From a geographic perspective, the 25% decrease in Wireless Networks revenues in 2002 compared to 2001 was primarily due to a:

•	53% decline in revenues in the Asia Pacific region;
•	17% decline in revenues in the United States;
•	13% decline in revenues in EMEA; and
•	26% decline in revenues in CALA.

2001 compared to 2000

The 3% increase in Wireless Networks revenues in 2001 compared to 2000 was primarily due to a substantial increase in revenues in the first half of 2001, driven by growth in the United States and the Asia Pacific region as our major customers continued their network expansion programs. Subsequently, Wireless Networks revenues declined in the second half of 2001 compared to 2000 as a result of deterioration in our customers’ financial condition, our providing limited, incremental customer financing as a result of the market conditions and the decision of many wireless service providers to delay certain capital expenditures.

CDMA revenues increased substantially in 2001 compared to 2000 primarily due to significant growth in CDMA technology in the Asia Pacific region, driven by new network deployments. This significant growth was offset by a substantial decline in TDMA technology caused by pricing pressures and this technology reaching its maturity stage.

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

From a geographic perspective, the 3% increase in Wireless Networks revenues in 2001 compared to 2000 was primarily due to a:

•	14% increase in revenues in the United States; and
•	37% increase in revenues in the Asia Pacific region; partially offset by
•	46% decline in revenues in CALA; and

•	24% decline in revenues in EMEA.

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

As at December 23, 2003, we expect that overall GSM sales in 2003 will increase compared to 2002 and that revenues from our UMTS technologies will remain a small portion of overall Wireless Networks revenues in 2003.

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

From a geographic perspective, the 22% decline in Enterprise Networks revenues in 2002 compared to 2001 was primarily due to a:

•	20% decline in revenues in the United States;
•	27% decline in revenues in EMEA; and
•	22% decline in revenues in the Asia Pacific region.

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

 From a geographic perspective, the 16% decline in Enterprise Networks revenues in 2001 compared to 2000 was primarily due to a:

•	22% decline in revenues in the United States;
•	41% decline in revenues in Canada; and
•	29% decline in revenues in CALA; partially offset by
•	4% increase in revenues in EMEA.

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

 As at December 23, 2003, we no longer expect that the continuing industry adjustment will have a negative impact on the level of spending by our enterprise customers.

Wireline Networks

2002 compared to 2001

 The 49% decline in Wireline Networks revenues in 2002 compared to 2001 was primarily due to a substantial reduction in capital spending by our service provider customers.

 The considerable decline in the circuit and packet voice portion of this segment was the result of continued reduced demand in the local exchange and interexchange carrier markets due to the significant industry adjustment, including industry consolidation and tightened capital markets, and the substantial decline in demand for traditional circuit switching products. During 2002, many of our service provider customers continued to delay their investment decisions on our packet voice solutions due to the technology evolution uncertainty in the industry. In 2002, we continued to experience significant pricing pressures on our traditional circuit switching products due to the increased competition for service provider customers.

 The considerable decline in revenues in the data networking and security portion of this segment was primarily due to a decline in demand for mature products, compounded by the ongoing industry adjustment as our service provider customers, in all regions, continued to reduce their capital expenditures.

 From a geographic perspective, the 49% decline in Wireline Networks revenues in 2002 compared to 2001 was primarily due to a:

•	57% decline in revenues in the United States;
•	30% decline in revenues in EMEA;
•	47% decline in revenues in the Asia Pacific region; and
•	53% decline in revenues in Canada.

2001 compared to 2000

The 43% decline in revenues in 2001 compared to 2000 was due to a substantial decline in sales of the circuit and packet voice portion of this segment and a significant decline in the data networking and security portion of this segment.

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

From a geographic perspective, the 43% decline in Wireline Networks revenues was primarily due to a:

•	48% decline in revenues in the United States;
•	39% decline in EMEA; and
•	45% decline in Canada.

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

Optical Networks

2002 compared to 2001

The 56% decline in Optical Networks revenues in 2002 compared to 2001 was primarily the result of substantial reductions in capital spending by our major United States and EMEA customers.

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

From a geographic perspective, the 56% decline in Optical Networks revenues in 2002 compared to 2001 was primarily due to a:

•	59% decline in revenues in the United States;
•	62% decline in revenues in EMEA;
•	41% decline in revenues in the Asia Pacific region; and

•	75% decline in revenues in CALA.

2001 compared to 2000

The 66% decline in revenues in 2001 compared to 2000 was primarily the result of substantial reductions in capital spending, primarily by our major United States customers. Our major customers in the long-haul portion of this segment focused on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. Our revenues in the first quarter of 2001 reflected the then in-process network build-outs that had begun in 2000. However, when the industry began experiencing a significant adjustment and the capital markets tightened, our customers reduced their purchases significantly and focused on reducing inventory levels to complete existing network build-outs and on improving the efficiency of existing networks. The continuing industry consolidation in 2001 also contributed to the reduction in service provider capital spending during 2001. Overall, a large redeployment of assets occurred in this segment of the industry in 2001 primarily due to significant excess inventories. This redeployment, in conjunction with the continuing industry consolidation, resulted in significant pricing pressures in 2001. Due to the severe reduction, in number and size, of new network build-outs during 2001, we experienced a substantial decline in the long-haul portion of this segment compared to 2000.

The substantial decline in sales of the metro optical portion of this segment in 2001 compared to 2000 was primarily due to a decrease in sales volumes of mature optical products that have a metropolitan or regional application.

From a geographic perspective, the 66% decline in Optical Networks revenues in 2001 compared to 2000 was primarily due to a:

•	83% decline in revenues in the United States; and
•	25% decline in revenues in EMEA.

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

As at December 23, 2003, due to the severe reduction in the number and size of new optical long-haul network build-outs and due to the nature of the relationship between the products within the optical long-haul portion of this segment, it is difficult to predict when a meaningful recovery in the optical long-haul market will occur.

Gross profit and gross margin

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	Change	% Change	Change	% Change

Gross profit	$3,771	$3,394	$12,840	$377	11	$(9,446)	(74)

Gross margin	35.7%	19.5%	46.0%	16.2	83	(26.5)	(58)

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

As at December 23, 2003, we expect that gross margin will trend in the mid-40% range in the near term.

See “Forward-looking statements” for factors that may affect our gross margins.

Operating expenses

Selling, general and administrative expense

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

SG&A expense	$2,636	$5,809	$5,450	$(3,173)	(55)	$359	7

As a percentage of revenues	24.9%	33.4%	19.5%	N/A	N/A	N/A	N/A

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

In 2003, we expect that our annual SG&A expense will continue to decline although not to the same extent as was experienced in 2002 compared to 2001.

Research and development expense

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

R&D expense	$2,208	$3,202	$3,637	$(994)	(31)	$(435)	(12)

As a percentage of revenues	20.9%	18.4%	13.0%	N/A	N/A	N/A	N/A

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

In-process research and development expense and amortization of intangibles

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

IPR&D expense	$–	$15	$1,415	$(15)	(100)	$(1,400)	(99)

Amortization of intangibles

Acquired technology	157	806	852	(649)	(81)	(46)	(5)

Goodwill	–	4,149	3,719	(4,149)	(100)	430	12

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

The remaining net carrying value of acquired technology will be fully amortized in 2003 and was $98 on December 31, 2002 and $286 on December 31, 2001.

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

As part of our review of financial results during the third quarter of 2002, we evaluated the goodwill associated with the businesses within Optical Networks for potential impairment. The conclusion of those evaluations was that we wrote down the remaining value of goodwill in the amount of $595. For additional information on the write down of goodwill, see “Special charges” in note 7 of the accompanying consolidated financial statements.

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

Special charges

In 2002, we recorded special charges of $2,173 related to restructuring activities and write downs of goodwill and other assets. The special charges relating to restructuring were associated with our work plan to streamline operations and activities around core markets and leadership strategies. Our special charges in 2002 related to workforce reduction costs of $841, contract settlement and lease costs of $197, plant and equipment write downs of $424, other charges of $116 and a goodwill write down of $595.

In 2001, we recorded special charges of $15,661 related to restructuring activities and write downs of goodwill and other assets. The special charges related to workforce reduction costs of $1,251, contract settlement and lease costs of $874, plant and equipment write downs of $971, other charges of $444 and a goodwill write down of $12,121.

In 2000, we recorded special charges of $265 related to restructuring activities and a one-time intangible asset write down.

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

For additional information related to these restructuring activities, see “Special charges” in note 7 of the accompanying consolidated financial statements.

Gain (loss) on sale of businesses

In 2002, the gain on sale of businesses of $55 was primarily related to:

•	a gain of $26 on the sale of certain assets relating to our optical components business to Bookham Technology plc;

•	a gain of $16 related to a previously deferred gain associated with the sale of substantially all of the assets of our Cogent Defence Systems business to EADS Telecom S.A.S. (formerly EADS Defence and Security Networks S.A.S.) as well as the cancellation and replacement of a call option to acquire an additional approximate 7% ownership interest in Nortel Networks France S.A.S. which was originally included as part of the consideration received on the sale of these assets; and
•	a gain of $10 on the sale of certain assets of our Service Commerce operation support system business to MetaSolv, Inc.

For additional information relating to these sales of assets, see “Divestitures, closures and acquisitions” in note 10 and “Guarantees and commitments” in note 13 of the accompanying consolidated financial statements.

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

In 2000, the gain on sale of businesses of $173 was primarily related to the divestiture of certain manufacturing operations and tangible and intangible assets in connection with our operations strategy.

Other income (expense) — net

For 2002, other expense — net of $30 was primarily related to interest income of $91, a $29 loss on sale or write down of certain minority investments and other expenses of $92 including $21 associated with our minority interest investments.

For 2001, other expense — net of $388 was primarily related to a loss on sale or write down of certain minority investments. This write down occurred during the third quarter from our review of our investment portfolio, and was due to a change in our strategic focus relative to certain minority investments, as well as an other than temporary decline in carrying values caused by the continued significant downturn in both the industry and economic environment. Public company investments were generally written down against earnings to their current market value. Private company investments were written down to the estimated current market value by applying a telecommunications market average adjustment factor calculated using the declines of a representative group of public companies. Previous mark-to-market adjustments on both our public and private company investments were recorded in accumulated other comprehensive income.

For 2000, other income — net of $869 was primarily related to a $513 pre-tax ($344 after-tax) gain from the sale of a portion of our share ownership in Entrust, Inc. (formerly Entrust Technologies, Inc.) in the first quarter of 2000, and a $169 pre-tax ($116 after-tax) gain due to a reduction in our investment in Entrust from 33.5% to 27.0% primarily as a result of Entrust’s issuance of common shares in connection with its acquisition of enCommerce, Inc. in the third quarter of 2000.

Interest expense

Interest expense decreased $63 in 2002 compared to 2001. The decrease was primarily related to a lower level of short-term notes payable in 2002, partially offset by additional interest expense due to long-term debt offerings during 2001. The increase in interest expense of $150 in 2001, compared to 2000, was primarily related to our new debt offerings during the year, and an increase in the amount and cost of borrowings under the commercial paper program during the first and second quarters of 2001.

Income tax benefit (provision)

In 2002, we recorded a net income tax benefit of $453 on a pre-tax loss of $3,739. Our gross income tax valuation allowances in 2002 were $1,051, including certain additional income tax valuation allowances of $427. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and other negative evidence including our eight consecutive quarters of tax losses, and concluded that it was more likely than not, that certain additional tax valuation allowances of $427 were required. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, additional tax valuation allowances may be required for all or a portion of our deferred tax assets.

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

For additional information, see “Income taxes” in note 8 of the accompanying consolidated financial statements and “Application of critical accounting policies”.

Net loss from continuing operations

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

Reported results:

Net loss from continuing operations	$(3,286)	$(24,174)	$(2,968)	$20,888	86	$(21,206)	N/A

Basic and diluted loss per common share

— continuing operations	$(0.86)	$(7.58)	$(1.01)	$6.72	89	$(6.57)	N/A

Adjusted results: (a)

Net earnings (loss) from continuing operations	$(3,286)	$(20,016)	$766	$16,730	84	$(20,782)	N/A

Basic loss per common share

— continuing operations	$(0.86)	$(6.27)	$0.26	$5.41	86	$(6.53)	N/A

Diluted earnings (loss) per common share

— continuing operations	$(0.86)	$(6.27)	$0.25	$5.41	86	$(6.51)	N/A

(a)	Reflects the implementation of SFAS 142, had the Statement been effective January 1, 2000. For additional information related to results adjusted for the implementation of SFAS 142, see “Accounting changes” in note 4 of the accompanying consolidated financial statements

As a result of the items discussed under our results of operations, our reported net loss from continuing operations improved by $20,888 in 2002 compared to 2001 and increased by $21,206 in 2001 compared to 2000.

Results of operations — discontinued operations

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

Revenues	$141	$996	$2,326	$(855)	(86)	$(1,330)	(57)

Net (earnings) loss from discontinued operations

— net of tax	20	(428)	(475)	448	N/A	47	10

Net (earnings) loss on disposal of operations

— net of tax	–	(2,568)	–	2,568	100	(2,568)	N/A

Net (earnings) loss from discontinued operations	$20	$(2,996)	$(475)	$3,016	N/A	$(2,521)	N/A

Net cash from (used in)

— discontinued operations	$374	$(672)	$(1,140)	$1,046	N/A	468	41

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

For additional information, see “Discontinued operations” in note 19 of the accompanying consolidated financial statements.

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

The collectibility of trade and notes receivables is also critical in determining whether revenue should be recognized, especially considering the current economic environment within our industry. As part of the revenue recognition process, we determine whether trade or notes receivables are reasonably assured of collection and whether there has been deterioration in the credit quality of our customers that could result in our inability to collect the receivables. We will defer revenue but recognize related costs if we are uncertain as to whether we will be able to collect the receivable. When we determine that a loss exists on a particular contract, we will recognize the loss immediately.

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

We recorded receivable provisions, relating to continuing operations, of $281 in 2002, $1,358 in 2001 and $333 in 2000. The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations:

	As at December 31,
	2002	2001

Gross accounts receivable	$2,680	$3,835

Related reserves	(517)	(779)

Net accounts receivable	$2,163	$3,056

Accounts receivable reserves as a percentage of gross accounts receivables	19%	20%

Gross long-term receivables	$1,001	$1,205

Related reserves	(736)	(764)

Net long-term receivables	$265	$441

Long-term receivable reserves as a percentage of long-term receivables	74%	63%

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

We recorded inventory provisions and other provisions related to our contract manufacturers and suppliers, relating to continuing operations, of $572 in 2002, $1,669 in 2001 and $450 in 2000. The following table summarizes our inventory balances and related reserves of our continuing operations:

	As at December 31,
	2002	2001

Gross inventory	$2,056	$2,691

Related reserves	(1,070)	(840)

Net inventory	$986	$1,851

Inventory reserves as a percentage of gross inventory	52%	31%

Other reserves for claims related to our contract manufacturers and suppliers (a)	(167)	(563)

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

If it is our belief that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded. Gross income tax valuation allowances were $1,051 in 2002, including certain additional income tax valuation allowances of $427. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our eight consecutive quarters of tax losses, and concluded that it was more likely than not, that certain additional tax valuation allowances of $427 were required.

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

For additional information on our goodwill write-downs, see “Special charges” in note 7 of the accompanying consolidated financial statements.

The carrying value of goodwill was $2,201 at December 31, 2002 and $2,810 at December 31, 2001. For more information on the goodwill amounts attributed to each reportable segment, you should refer to “Consolidated financial statement details” in note 5 of the accompanying consolidated financial statements.

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

We are also subject to proceedings, lawsuits and other claims (some of which may involve substantial dollar amounts), including proceedings under laws and government regulations related to securities, environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations and financial condition. For more information related to our outstanding legal proceedings, see “Contingencies” in note 21 of the accompanying consolidated financial statements.

Liquidity and capital resources

Cash flows

The following table summarizes our cash flows by activity and cash on hand:

	Year ended December 31,
	2002	2001

Net cash from (used in) operating activities of continuing operations	$(761)	$425

Net cash used in investing activities of continuing operations	(54)	(828)

Net cash from financing activities of continuing operations	698	2,901

Effect of foreign exchange rate changes on cash and cash equivalents	74	(10)

Net cash from (used in) continuing operations	(43)	2,488

Net cash from (used in) discontinued operations	374	(672)

Net increase in cash and cash equivalents	331	1,816

Cash and cash equivalents at beginning of year — net	3,460	1,644

Cash and cash equivalents at end of year — net	$3,791	$3,460

During 2002 and 2001, we took actions to strengthen our cash and liquidity positions. As of December 31, 2002, our primary source of liquidity is our current cash and cash equivalents, or cash. At December 31, 2002, we had cash of $3,791, excluding $249 of restricted cash. We believe this cash will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers declines more significantly than we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities when and as needed, or that liquidity-generating transactions or financings will be available to us on acceptable terms or at all.

Cash flows used in operating activities were $761 due to a net loss of $3,286, less an adjustment of $1,952 for non-cash and other items, plus a net cash inflow of $573 from operating assets and liabilities. The reduction in income tax was primarily due to the collection of $1,385 in income tax refunds during the period. Any future income tax payments are expected to be minimal versus historical levels until we utilize our available income tax loss carryforwards and tax credits. The reduction in the remaining operating assets and liabilities was primarily due to the continued decline in sales volumes and the associated size of the business, as well as the utilization of certain contract manufacturer and supplier provisions and restructuring provisions.

Cash flows used in investing activities were $54 and were primarily due to: an increase of $231 in restricted cash held as cash collateral for certain customer bid and performance bonds and contracts; and expenditures for plant and equipment of $335. These amounts were partially offset by: proceeds on disposal of certain plant and equipment of $406, mainly related to the sale of certain real estate in the United Kingdom; a net decrease of $31 in our long-term receivables; and net proceeds on the sale/acquisition of investments and businesses of $75, primarily related to the sale of certain assets of our Service Commerce operation support system business. In 2003, we expect that our expenditures for plant and equipment will be similar in amount to 2002.

As at December 23, 2003, we expect that our plant and equipment purchases for 2003 will decline substantially from the $335 in purchases we made in 2002.

Cash flows generated from financing activities were $698 and were primarily due to $1,486 of net proceeds primarily generated by the equity offerings on June 12, 2002. This amount was partially offset by: net cash of $445 used to reduce our long-term debt; and a net reduction of $333 of notes payable.

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

Obligations under special charges

The remaining cash payments of $244 relating to workforce reduction initiatives are expected to be substantially completed by the end of 2003. The remaining cash payments of $629 related to contract settlement and lease costs are expected to be substantially completed by the end of 2006. Additional charges will be required in 2003 related to our remaining announced workforce reductions and related charges. We expect restructuring related cash outflows of approximately $900 in 2003.

As at September 30, 2003, the remaining balance sheet reserve of $95 related to workforce reduction initiatives is expected to be substantially drawn down by mid-2004. The remaining balance sheet reserve of $492, net of approximately $353 in estimated sublease revenues, related to contract settlement and lease costs is expected to be substantially drawn down by the end of 2010.

As at December 23, 2003, we expect to incur approximately $100 to $125 in restructuring work plan related cash outflows during the fourth quarter of 2003. For the entire year 2003, we currently expect to incur approximately $550 to $600 in restructuring work plan related cash outflows.

Contractual cash obligations

	Payments due						Total
Contractual cash obligations (a)	2003	2004	2005	2006	2007	Thereafter	obligations

Long-term debt	$233	$21	$1	$1,467	$1	$2,259	$3,982

Outsourcing contracts	291	273	270	268	265	263	1,630

Operating leases	316	229	203	150	121	707	1,726

Unconditional purchase obligations	80	30	–	–	–	–	110

Total contractual obligations	$920	$553	$474	$1,885	$387	$3,229	$7,448

(a)	Contractual cash obligations do not include provisioned lease costs as they were included in our special charges

On October 1, 2002, we repaid the $300 6.875% Notes due October 1, 2002, including accrued interest, as part of our normal course debt repayments. Also during 2002, we purchased $36 of our 6.00% Notes due September 1, 2003 and $186 of our 6.125% Notes due February 15, 2006. In 2002, we have made all required cash contributions to our registered pension plans as well as additional voluntary contributions, totaling approximately $150. In 2003, we plan to repay the remaining $164 of our 6.00% Notes due September 1, 2003.

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

	As at December 31,
Bid and performance related bonds (a)	2002	2001

Performance guarantees (b)	362	1,170

(a)	Represents available and undrawn commitments as at December 31, 2002 and December 31, 2001.
(b)	$249 in cash and cash equivalents was restricted as cash collateral and is excluded from the December 31, 2002 balance.

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

Third party debt agreements

In the normal course of business, we have guaranteed the debt of certain customers. These third party debt agreements require us to make debt payments throughout the term of the related debt instrument if the customer fails to make a scheduled payment. The following table provides information related to our third party debt agreements:

	As at December 31,
Third party debt agreements (a)	2002	2001

Financial guarantees	$13	$12

(a)	Represents available and undrawn commitments as at December 31, 2002 and December 31, 2001

Historically, we have not had to make material payments and currently we do not anticipate that we will be required to make material payments under these debt instruments. See “Guarantees and commitments” in note 13 of the accompanying consolidated financial statements for additional information.

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

The following table provides information related to our customer financing commitments, excluding our discontinued operations:

	As at December 31,
	2002	2001

Drawn and outstanding — gross (a)	$1,091	$1,351

Related reserves	(799)	(887)

Drawn and outstanding — net	292	464

Undrawn commitments	801	1,611

Total customer financing	$1,093	$2,075

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

As at December 23, 2003, we expect to fund most customer financings in the normal course of our business from working capital.

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

For additional information, see “Guarantees and commitments” in note 13 of the accompanying consolidated financial statements.

Discontinued operations

As of December 31, 2002, the remaining accruals of the discontinued access solutions operations totaled $81 and were related to future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition, the impact of which is expected to be partially offset by proceeds from the sale of certain remaining assets. During 2002, we generated cash of approximately $374 on the disposition of various assets from the access solutions operations and associated wind-down activities.

For additional information related to our discontinued operations, see “Discontinued operations” in note 19 of the accompanying consolidated financial statements.

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

For additional information relating to our outstanding public debt and the $750 April 2000 five year credit facilities, see “Long-term debt and credit facilities” in note 11 of the accompanying consolidated financial statements. For additional information relating to the support facility with EDC, see “Subsequent events” in note 22 of the accompanying consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 23 of the accompanying consolidated financial statements. For information relating to our debt ratings, see “Credit ratings” below. See “Forward-looking statements” for factors that may affect our ability to comply with covenants and conditions in our credit and support facilities in the future.

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

Credit ratings

Rating on long-term debt
	issued or guaranteed by	Rating on preferred
	Nortel Networks Limited/	shares issued by
Rating agency	Nortel Networks Corporation	Nortel Networks Limited	Last update

Standard & Poor’s Ratings Service	B	CCC	September 18, 2002

Moody’s Investors Services, Inc.	B3	Caa3	November 1, 2002

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

Debt to capitalization ratio

The total debt to total capitalization ratio of Nortel Networks was 55% at December 31, 2002, compared to 46% at December 31, 2001. The ratio reflects the increase in our deficit, partially offset by the equity offerings on June 12, 2002.

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

Contractual obligations

The following table summarizes our contractual obligations over the periods noted below:

	Payments due

Contractual cash obligations (a)	2003	2004	2005	2006	2007	Thereafter	Total obligations

Long-term debt	$233	$21	$1	$1,467	$1	$2,259	$3,982

Outsourcing contracts	291	273	270	268	265	263	1,630

Operating leases	316	229	203	150	121	707	1,726

Unconditional purchase obligations	80	30	–	–	–	–	110

Total contractual obligations	$920	$553	$474	$1,885	$387	$3,229	$7,448

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

In addition to such purchase commitments, we have also agreed with JDS Uniphase Corporation that if we purchase a minimum amount of designated products determined as a percentage of our total purchases for such products during the period from January 1, 2001 to December 31, 2003, we would earn consideration from JDS as a reduction, in whole or in part, of the $500 deferred consideration otherwise payable in our common shares to JDS. The consideration was valued at $500 as at the February 5, 2001 agreement date and has been recorded as purchase discounts and reflected as a reduction of cost of revenues in the amount of $149 and $152 in 2002 and 2001, respectively. We believe that our purchases to date are sufficient to meet the required percentage of our total purchases to December 31, 2003. Subsequent to the sale of the majority of our optical components business to Bookham Technology plc on November 8, 2002, we have begun negotiations with JDS related to certain aspects of this arrangement and as a result, we have not recognized any additional purchase discounts beyond November 8, 2002 pending the outcome of these negotiations.

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

Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. However, for those agreements where we have been able to make an estimate, the maximum amount that we would be obliged to pay under these indemnifications and guarantees would be $212.

For more information on these contingent liabilities and commitments, you should refer to “Guarantees and commitments” in note 13 of the accompanying consolidated financial statements.

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

For a discussion of our accounting policies for derivative financial instruments, see “Significant accounting policies” in note 2(s) of the accompanying consolidated financial statements. Additional disclosure of our financial instruments is included in “Financial instruments and hedging activities” in note 12 of the accompanying consolidated financial statements.

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

We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business will be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our exposures to major currencies. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Our significant currency flows for the year ended December 31, 2002 were in United States dollars, Canadian dollars, United Kingdom pounds and the Euro. The net impact of foreign exchange fluctuations resulted in a loss of $33 in 2002, a loss of $46 in 2001 and a gain of $8 in 2000. Given our exposure to international markets, we regularly monitor all of our foreign currency exposures. We cannot predict whether we will incur foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition.

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

For additional information related our legal proceedings, see “Contingencies” in note 21 of the accompanying consolidated financial statements.

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

For a discussion of Environmental matters, see “Contingencies” in note 21 of the accompanying consolidated financial statements.

Forward-looking statements

Certain statements in this Annual Report on Form 10-K, contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the risk factors described below. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risk factors have been updated to reflect the restatements as well as for events and developments subsequent to December 31, 2002

We have restructured our business to respond to industry and market conditions. The assumptions underlying our restructuring efforts may prove to be inaccurate and we may have to restructure our business again in the future.

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

A continued slowdown in capital spending by service providers and other customers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by our customers, coupled with existing economic and geopolitical uncertainties and the potential impact on customer demand, has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. Our revenues and operating results have been and may continue to be materially and adversely affected by the continued reductions in capital spending by our customers. If the reduction in capital spending continues longer than we expect and we incur net losses as a result or if we are required to record additional charges related to our restructuring work plan, the valuation of deferred income tax assets or for other events, we may be unable to comply with the financial covenant under our current credit facilities. As well, we have focused on the larger customers in certain markets, which provide a substantial portion of our revenues. A reduction or delay in business from one or more of these customers, or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations and financial condition.

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

The material weaknesses noted above, if not addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in note 3 of the accompanying consolidated financial statements and “Developments in 2003 — Restatements” in the MD&A. Our failure to fully address these material weaknesses could have a material adverse effect on our business, results of operations and financial condition. Please see Item 14. Controls and Procedures.

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

Our $750 April 2000 five year credit facilities include a financial covenant which requires that Nortel Networks Limited’s consolidated tangible net worth be not less than $1,888 at any time. We continue to monitor the financial position of Nortel Networks Limited in light of this covenant and we expect that if we incur net losses or record additional charges related to our restructuring work plan, the accounting for our registered pension plans, the valuation of deferred income tax assets or for other events, Nortel Networks Limited consolidated tangible net worth may be reduced below the $1,888 threshold. If Nortel Networks Limited is unable to comply with this covenant, we will be unable to access these credit facilities.

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

Certain of our outstanding debt instruments are publicly rated by independent rating agencies, which ratings are below investment grade. These public debt ratings and our current credit condition affect our ability to raise debt, our access to the commercial paper market (which is currently closed to us), our ability to engage in alternative financing arrangements, our ability to engage in normal course derivative or hedging transactions and our ability to obtain customer bid, performance related and other bonds and contracts. These public debt ratings have also caused the security that we granted to certain banks and holders of our outstanding public debt under our existing security agreements to become effective. This security, which consists of pledges of substantially all of the assets of Nortel Networks Limited, will continue to apply to Nortel Networks Limited obligations under the $750 April 2000 five year credit facilities, the support facility with EDC and our outstanding public debt, unless such credit facilities are terminated or expire, and such support facility expires or alternative collateral is provided, or such public debt ratings return to investment grade (as specified in the credit facilities) or higher. The continued existence of such security arrangements may adversely affect our ability to incur additional debt or obtain alternative financing arrangements. In addition, EDC is not obligated to make any support available unless certain customary conditions are satisfied and Nortel Networks Limited senior long-term debt rating by Moody’s has not been downgraded to less than B3 and that its debt rating by S&P has not been downgraded to less than B–.

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

We may in the future be subject to additional class actions, other securities litigation or other proceedings or actions arising in relation to the restatement of our prior period financial statements. In connection with the announcement of the restatements, we notified the appropriate regulatory authorities, including the SEC, the Ontario Securities Commission, the New York Stock Exchange and the Toronto Stock Exchange, of our intent to restate previously reported results, and we are co-operating with inquiries from certain of such regulatory authorities. An independent review is being conducted by the Audit Committee to examine the facts and circumstances leading to the need to restate our financial statements for the relevant periods and to consider appropriate improvements to our processes and procedures. The law firm of Wilmer, Cutler & Pickering has been retained by and will report to our Audit Committee for such purposes. There can be no assurance that the outcome of the independent review will not have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Consolidated Financial Statements and Supplementary Data

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 8 have been revised to reflect the restatements and, except for these revisions, do not reflect events and developments subsequent to December 31, 2002.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Nortel Networks Corporation

We have audited the accompanying consolidated balance sheets of Nortel Networks Corporation and its subsidiaries (“Nortel Networks”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of Nortel Networks management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nortel Networks as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in note 4 to the consolidated financial statements, effective January 1, 2002, Nortel Networks changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

As described in note 3 to the consolidated financial statements, the accompanying consolidated financial statements of Nortel Networks as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, have been restated.

On February 10, 2003, (February 14, 2003 as to note 21, December 23, 2003 as to the effects of the restatements described in note 3), we reported separately to the shareholders of Nortel Networks on consolidated financial statements for the same periods, audited in accordance with Canadian generally accepted auditing standards and prepared in accordance with Canadian generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Chartered Accountants

Toronto, Canada

February 10, 2003 (February 14, 2003 as to note 22, December 23, 2003 as to the effects of the restatements described in note 3)

NORTEL NETWORKS CORPORATION
Consolidated Statements of Operations for the years ended December 31

(millions of U.S. dollars, except per share amounts)	2002	2001	2000

	As restated *	As restated *	As restated *

Revenues	$10,569	$17,408	$27,931

Cost of revenues	6,798	14,014	15,091

Gross profit	3,771	3,394	12,840

Selling, general and administrative expense (excluding stock option compensation)	2,636	5,809	5,450

Research and development expense	2,208	3,202	3,637

In-process research and development expense	–	15	1,415

Amortization of intangibles

Acquired technology	157	806	852

Goodwill	–	4,149	3,719

Stock option compensation	87	109	133

Special charges

Goodwill impairment	595	12,121	133

Other special charges	1,578	3,540	132

(Gain) loss on sale of businesses	(55)	112	(173)

Operating loss	(3,435)	(26,469)	(2,458)

Equity in net loss of associated companies	(18)	(150)	(18)

Other income (expense) — net	(30)	(388)	869

Interest expense

Long-term debt	(215)	(204)	(86)

Other	(41)	(115)	(83)

Loss from continuing operations before income taxes	(3,739)	(27,326)	(1,776)

Income tax benefit (provision)	453	3,152	(1,192)

Net loss from continuing operations	(3,286)	(24,174)	(2,968)

Net earnings (loss) from discontinued operations — net of tax	20	(2,996)	(475)

Net loss before cumulative effect of accounting change	(3,266)	(27,170)	(3,443)

Cumulative effect of accounting change — net of tax	–	15	–

Net loss	$(3,266)	$(27,155)	$(3,443)

Basic and diluted earnings (loss) per common share

— from continuing operations	$(0.86)	$(7.58)	$(1.01)

— from discontinued operations	0.01	(0.94)	(0.16)

Basic and diluted loss per common share	$(0.85)	$(8.52)	$(1.17)

Dividends declared per common share	$–	$0.0375	$0.0750

* See note 3

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Balance Sheets as at December 31

(millions of U.S. dollars)	2002	2001

	As restated *	As restated *

ASSETS

Current assets

Cash and cash equivalents	$3,791	$3,460

Restricted cash and cash equivalents	249	–

Accounts receivable (less provisions of $517 for 2002, $779 for 2001)	2,163	3,056

Inventories — net	986	1,851

Income taxes recoverable	58	790

Deferred income taxes — net	790	1,386

Other current assets	458	725

Current assets of discontinued operations	223	709

Total current assets	8,718	11,977

Investments at cost and associated companies at equity	248	251

Plant and equipment — net	1,467	2,562

Goodwill	2,201	2,810

Intangible assets — net	98	286

Deferred income taxes — net	2,579	1,956

Other assets	802	1,360

Total assets	$16,113	$21,202

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$30	$371

Trade and other accounts payable	872	1,347

Payroll and benefit-related liabilities	507	637

Contractual liabilities	1,215	1,606

Restructuring	548	757

Other accrued liabilities	2,974	4,141

Long-term debt due within one year	233	384

Total current liabilities	6,379	9,243

Long-term debt	3,749	4,094

Deferred income taxes — net	345	518

Other liabilities	2,323	1,604

Minority interest in subsidiary companies	665	654

	13,461	16,113

Guarantees, commitments and contingencies (notes 13 and 21)

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited;

Issued and outstanding shares: 3,850,169,343 for 2002 and 3,213,627,366 for 2001	33,583	32,895

Additional paid-in capital	3,754	3,272

Deferred stock option compensation	(91)	(205)

Deficit	(33,239)	(29,973)

Accumulated other comprehensive loss	(1,355)	(900)

Total shareholders’ equity	2,652	5,089

Total liabilities and shareholders’ equity	$16,113	$21,202

* See note 3

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Statements of Shareholders’ Equity

(millions of U.S. dollars)	2002	2001	2000

	As restated *	As restated *	As restated *

Common shares

Balance at the beginning of the year	$32,895	$29,141	$11,745

Common shares issued — net	564	207	479

Common shares issued for acquisitions — net	(13)	3,159	16,297

Fair value and costs associated with assumed options and stock purchase plan	137	388	620

Balance at the end of the year	$33,583	$32,895	$29,141

Additional paid-in capital

Balance at the beginning of the year	$3,272	$3,637	$794

Additions resulting from acquisitions	13	16	2,917

Prepaid forward purchase contracts issued — net	622	–	–

Fair value and costs associated with assumed options and stock purchase plan	(139)	(387)	(620)

Stock option compensation	(27)	(99)	99

Tax benefit associated with stock options	13	105	447

Balance at the end of the year	$3,754	$3,272	$3,637

Deferred stock option compensation

Balance at the beginning of the year	$(205)	$(413)	$–

Additions resulting from acquisitions	–	–	(449)

Stock option compensation	114	208	36

Balance at the end of the year	$(91)	$(205)	$(413)

Retained earnings (deficit)

Balance at the beginning of the year	$(29,973)	$(2,695)	$967

Adjustment as of January 1, 2000 due to restatement	–	–	4

Net loss	(3,266)	(27,155)	(3,443)

Dividends on common shares	–	(123)	(223)

Balance at the end of the year	$(33,239)	$(29,973)	$(2,695)

Accumulated other comprehensive loss

Balance at the beginning of the year	$(900)	$(499)	$(434)
Adjustment as of January 1, 2000 due to restatement	–	–	29

Foreign currency translation adjustment	74	(266)	(116)

Unrealized gain (loss) on investments — net	18	(40)	22

Unrealized derivative gain (loss) on cash flow hedges — net	12	(7)	–

Minimum pension liability adjustment — net	(559)	(81)	–

Cumulative effect of accounting change	–	(7)	–

Other comprehensive loss	$(455)	$(401)	$(94)

Balance at the end of the year	$(1,355)	$(900)	$(499)

Total shareholders’ equity	$2,652	$5,089	$29,171

Total comprehensive loss for the year

Net loss	$(3,266)	$(27,155)	$(3,443)

Other comprehensive loss	(455)	(401)	(94)

Total comprehensive loss for the year	$(3,721)	$(27,556)	$(3,537)

* See note 3

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Statements of Cash Flows for the years ended December 31

(millions of U.S. dollars)	2002	2001	2000

	As restated *	As restated *	As restated *

Cash flows from (used in) operating activities

Net loss from continuing operations	$(3,286)	$(24,174)	$(2,968)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	709	5,708	5,341

In-process research and development expense	–	15	1,415

Non-cash portion of special charges and related asset write downs	1,235	13,485	137

Equity in net loss of associated companies	18	150	18

Stock option compensation	87	109	133

Deferred income taxes	(465)	(2,744)	495

Other liabilities	(12)	78	84

Gain on repurchases of outstanding debt securities	(60)	–	–

(Gain) loss on sale or write down of investments and businesses	(11)	480	(1,058)

Other — net	451	(319)	320

Change in operating assets and liabilities:

Accounts receivable	893	5,877	(908)

Inventories	670	2,023	(1,578)

Income taxes	1,263	(959)	(180)

Accounts payable and accrued liabilities	(1,961)	127	490

Other operating assets and liabilities	(292)	569	(795)

Net cash from (used in) operating activities of continuing operations	(761)	425	946

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(335)	(1,300)	(1,876)

Proceeds on disposals of plant and equipment	406	208	33

Increase in restricted cash and cash equivalents	(231)	–	–

Increase in long-term receivables	(271)	(733)	(1,780)

Decrease in long-term receivables	302	472	1,300

Acquisitions of investments and businesses — net of cash acquired	(29)	(79)	3

Proceeds on sale of investments and businesses	104	604	1,633

Net cash used in investing activities of continuing operations	(54)	(828)	(687)

Cash flows from (used in) financing activities

Dividends on common shares	–	(123)	(223)

Increase (decrease) in notes payable — net	(333)	85	107

Proceeds from long-term debt	33	3,286	106

Repayments of long-term debt	(478)	(470)	(70)

Decrease in capital leases payable	(10)	(23)	(2)

Issuance of common shares	863	146	479

Issuance of prepaid forward purchase contracts	623	–	–

Net cash from financing activities of continuing operations	698	2,901	397

Effect of foreign exchange rate changes on cash and cash equivalents	74	(10)	(25)

Net cash from (used in) continuing operations	(43)	2,488	631

Net cash from (used in) discontinued operations	374	(672)	(1,140)

Net increase (decrease) in cash and cash equivalents	331	1,816	(509)

Cash and cash equivalents at beginning of year — net	3,460	1,644	2,153

Cash and cash equivalents at end of year — net	$3,791	$3,460	$1,644

* See note 3

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

As described in note 3, the consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000, and the consolidated balance sheets as at December 31, 2002 and 2001 including the applicable notes have been restated.

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

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair values of the identifiable assets acquired and liabilities assumed. Commencing January 1, 2002, Nortel Networks tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit goodwill below its carrying amount (see note 4(a)).

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

Had Nortel Networks applied the fair value based method in prior years, Nortel Networks reported net loss and loss per common share would have been increased to the pro forma amounts as indicated below for each of the three years ended December 31:

	2002	2001	2000

Net loss — as reported	$(3,266)	$(27,155)	$(3,443)

Stock option expense as reported (a)	87	109	133

Pro forma stock option expense (b)	(1,039)	(1,381)	(1,215)

Net loss — pro forma	$(4,218)	$(28,427)	$(4,525)

Basic and diluted loss per common share — as reported	$(0.85)	$(8.52)	$(1.17)

Stock option expense as reported	0.02	0.03	0.05

Pro forma stock option expense	(0.27)	(0.43)	(0.41)

Basic and diluted loss per common share — pro forma	$(1.10)	$(8.92)	$(1.53)

(a)	Stock option expense as reported represents the amortization of deferred stock option compensation related primarily to unvested stock options held by employees of companies acquired in a purchase acquisition. The amount is tax effected and offset by a full valuation allowance.
(b)	Pro forma stock option expense is net of tax of $294, $374 and $321 for the years ended December 31, 2002, 2001 and 2000, respectively.

The fair value of stock options used to compute pro forma net earnings (loss) and net earnings (loss) per common share is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the three years ended December 31:

Weighted -average assumptions	2002	2001	2000

Expected dividend	0.00%	0.00%	0.13%

Expected volatility	71.25%	70.36%	54.01%

Risk-free interest rate	4.43%	4.49%	4.94%

Expected option life in years	4	4	4

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

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”) which amended the transitional provisions of SFAS 123 for entities choosing to recognize stock- based compensation under the fair value based method of SFAS 123, rather than electing to continue to follow the intrinsic value method of APB 25. Under SFAS 148, Nortel Networks may adopt the recommendations of SFAS 123 either (1) prospectively to awards granted or modified after the beginning of the year of adoption, (2) retroactively with restatement for awards granted or modified since January 1, 1995, or (3) prospectively to awards granted or modified since January 1, 1995.

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

Comparative figures

Certain 2001 and 2000 figures in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation and certain 2001 and 2000 figures have been restated as set out in note 3.

3.	Restatements

In 2001, Nortel Networks entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. Nortel Networks implemented a company-wide restructuring plan to streamline its operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of its capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, Nortel Networks workforce declined significantly from January 1, 2001 to December 31, 2002 and over the same time period Nortel Networks significantly reduced its facilities.

Subsequent to the issuance of its financial statements for the year ended December 31, 2002, Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated

\

financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews (collectively, the “comprehensive review”), Nortel Networks has determined that approximately $935 and $514 of certain liabilities (primarily accruals and provisions) carried on its previously reported consolidated balance sheets as at December 31, 2002 and 2001, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate its consolidated financial statements for the periods noted above, Nortel Networks also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, Nortel Networks made adjustments to correct errors related to its deferred income tax assets and foreign currency translation accounts. In addition, Nortel Networks made reclassification adjustments within the consolidated balance sheets to better reflect the underlying nature of certain items; these reclassifications did not impact the net assets as at the end of any period. The net effect of all of these adjustments was a reduction in accumulated deficit of $497, $178 and $31 as at December 31, 2002, 2001 and 2000, respectively.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000	Prior years (a)

Revenues

As previously reported	$10,560	$17,511	$27,948

Adjustments	9	(103)	(17)	$(1)

As restated	$10,569	$17,408	$27,931

Earnings (loss)

Earnings (loss) from continuing operations

As previously reported	$(3,585)	$(24,307)	$(2,995)

Adjustments	299	133	27	$4

As restated	$(3,286)	$(24,174)	$(2,968)

Earnings (loss) from discontinued operations — net of tax

As previously reported	$–	$(3,010)	$(475)

Adjustments	20	14	–	$–

As restated	$20	$(2,996)	$(475)

Net earnings (loss)

As previously reported	$(3,585)	$(27,302)	$(3,470)

Adjustments	319	147	27	$4

As restated	$(3,266)	$(27,155)	$(3,443)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

Nortel Networks has also undertaken a series of physical counts and reconciliations of plant and equipment. While Nortel Networks believes that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in its consolidated balance sheet as at December 31, 2002, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents details by category, aggregating to the net decrease in net losses resulting from the restatement adjustments for the years ended December 31:

Net decrease in net loss

	2002	2001	2000

Contract and customer-related accruals	$136	$209	$14

Special charges related to restructuring actions	146	123	2

Other accruals and provisions	110	66	45

Total accruals and provisions adjustments	392	398	61

Income tax adjustments	(25)	(100)	(15)

Revenue adjustments	9	(103)	(17)

Foreign currency translation adjustments related to Brazilian operations	(57)	(48)	(2)

Net decrease in net loss	$319	$147	$27

Descriptions of the categories of the restatement adjustments to Nortel Networks net loss for the years ended December 31, 2002, 2001 and 2000 that were determined as a result of its comprehensive review are set forth below.

Contract and customer-related accruals

Adjustments related to certain contract and customer-related accruals were approximately $136, $209 and $14 for the years ended December 31, 2002, 2001 and 2000, respectively. These accruals were identified as having been accrued in error and were reversed in the appropriate periods. Nortel Networks identified situations in which additional accruals related to certain contracts were recognized when circumstances did not justify such accruals. Certain of these accruals were not supported by adequate documentation. In addition, Nortel Networks identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods.

Special charges related to restructuring actions

During the period January 1, 2000 to December 31, 2002, Nortel Networks recorded, prior to the restatement adjustments, $5,497 of special charges related to workforce reductions, contract settlement and lease costs, plant and equipment write-downs and other ancillary special charges in connection with the implementation of specific restructuring actions to streamline its operations and activities around core markets and operations. As part of the restatements, Nortel Networks has reduced special charges by $146, $123 and $2 for the years ended December 31, 2002, 2001 and 2000, respectively. The following table provides details of the total adjustments related to these special charges for the years ended December 31:

	2002	2001	2000

Severance and fringe benefits calculations	$82	$104	$2

Plant and equipment and real estate related adjustments	42	9	–

Contract settlements	22	10	–

Total adjustments related to special charges (a)	$146	$123	$2

(a)	The majority of the total adjustments related to special charges impacted “Special charges — Other special charges” in the consolidated statements of operations. However, $21, $3 and nil of the above noted amounts for the years ended December 31, 2002, 2001 and 2000, respectively, impacted other lines in the consolidated statements of operations.

Adjustments were made relating to special charges for costs associated with severance and fringe benefits offered to terminated employees. These adjustments were due to calculation errors that resulted in excess charges being recorded at the time of initial recognition, or the failure to properly release or adjust accruals for subsequent changes in estimates and assumptions. In addition, Nortel Networks identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods.

Adjustments related to special charges for plant and equipment and certain real estate facilities resulted from excess depreciation and amortization charges taken on previously written-down assets, computational errors related to foreign currency and the need to recognize additional exit costs for properties which had not previously been accrued to special charges.

Nortel Networks also had appropriately accrued certain costs associated with contract settlements with customers and suppliers related to exit activities. However, the timely reassessment of the estimates and assumptions used to establish these accruals was not carried out and accordingly the restatement adjustments reflected the release of such accruals in the appropriate periods.

Other accruals and provisions

Nortel Networks determined that accruals and provisions of approximately $110, $66 and $45 for the years ended December 31, 2002, 2001 and 2000, respectively, should not have been recorded as the appropriate conditions and documentation supporting the establishment of these accruals and provisions did not exist at the time of such recognition. The restatement adjustments included the reversal of these accruals and provisions in the periods in which they were originally recorded. Nortel Networks also identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods. The following table details the amounts related to each of these adjustments for the years ended December 31:

	2002	2001	2000

Release (reverse previously released) provisions related to inter-company balances	$(24)	$15	$45

Reverse accruals related to finance system upgrades	10	10	15

Reverse accruals related to discretionary bonuses	15	10	–

Other adjustments to modify accruals	109	31	(15)

Total adjustments related to other accruals and provisions	$110	$66	$45

These restatement adjustments included the release of provisions previously established to bring into balance certain inter-company payables and receivables, the reversal of accruals for costs associated with programs to upgrade certain financial information systems and the reversal of accruals for discretionary bonuses in excess of amounts reasonably expected to be paid. Other adjustments made in connection with the restatements related to the need to make modifications to accruals in a number of specific areas, including adjustments to accounts payable balances, warranty provisions, and other accruals and provisions.

Income tax adjustments

Nortel Networks has determined that certain tax liabilities, principally in Canada and the United States, were netted against deferred tax assets as at December 31, 2002. As a result, the valuation allowance recorded in those affected tax jurisdictions at December 31, 2002 should have included an additional amount. The correction to the valuation allowance resulted in a decrease in the income tax benefit for the year ended December 31, 2002.

The income tax benefit decreased $25 for the year ended December 31, 2002 primarily from the adjustment to the valuation allowance, as noted above, of $130 partially offset by the tax impacts of the restatement adjustments. The income tax benefit decreased $100 for the year ended December 31, 2001 which resulted primarily from the tax impact of the restatement adjustments. The income tax provision increased $15 for the year ended December 31, 2000 as a result of the tax impacts of the restatement adjustments.

Revenue adjustments

Nortel Networks recognized revenue in circumstances in which such revenue should have been deferred to later periods. Adjustments primarily related to the accounting treatment of certain contract related obligations with a limited number of customers. In these cases, such obligations should not have been recorded; rather, recognition of revenue should have been deferred. Also, in the Caribbean and Latin America region, Nortel Networks determined that there were revenue calculation errors. In the restatements, Nortel Networks deferred the recognition of such revenues to the appropriate periods and released associated accrued costs in the appropriate periods. The net impact for these adjustments was a $9 increase, a $103 decrease and a $17 decrease to revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Foreign currency translation adjustments

Nortel Networks had recorded net losses on the translation of foreign currency denominated balances of its Brazilian entities in the currency translation adjustment account included in accumulated other comprehensive loss on its balance sheet. These net losses totaled $57, $48 and $2 for the years ended December 31, 2002, 2001 and 2000, respectively. In connection with the comprehensive review, Nortel Networks determined that the appropriate accounting treatment would have been to record the foreign exchange losses in its consolidated statement of operations in the appropriate periods.

Impacts of the restatements on the accompanying consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying consolidated financial statements.

Consolidated statement of operations for the year ended December 31, 2002 as restated

Net loss for the year ended December 31, 2002 was reduced by $319 from $3,585 to $3,266. The major components of the reduction included:

•	a $164 improvement in gross profit primarily from adjustments to contracts and customer-related accruals partially offset by foreign exchange adjustments related to Nortel Networks Brazilian operations;
•	a $39 decrease in selling, general and administrative expense and a $22 decrease in research and development expense, both due to net decrease in other accruals and provisions;
•	a $125 decrease in special charges which resulted from the release of accruals associated with severance and fringe benefits for terminated employees;
•	a $36 increase in other expense (which resulted from $28 in losses from foreign exchange translation adjustments related to Nortel Networks Brazilian operations and a $22 increase for minority interest as a result of the restatement adjustments partially offset by $14 of other items); and
•	a $20 adjustment to discontinued operations for items previously recorded incorrectly as an expense in discontinued operations.

Consolidated statement of operations for the year ended December 31, 2001 as restated

Net loss for the year ended December 31, 2001 was reduced by $147 from $27,302 to $27,155. The major components of the reduction included:

•	a $50 improvement in gross profit which included a $103 reduction in revenues which resulted from revenue deferrals and a $153 improvement to cost of revenues (which resulted from adjustments to contract and customer-related accruals in the amount of $207 partially offset by $48 of foreign exchange adjustments related to Nortel Networks Brazilian operations and a $40 reversal of previously recorded releases of accruals for inter-company out of balance amounts);
•	a $102 decrease in selling, general and administrative expense which resulted primarily from the release of $71 of accruals for inter-company out of balance amounts;
•	a $22 decrease in research and development expense which resulted primarily from the release of $15 of accruals for inter-company out of balance amounts;
•	a $120 decrease which resulted from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees; and
•	a $37 increase in other expense which resulted primarily from the reversal of a previously recorded release of $31 of accruals for inter-company out of balance amounts.

Consolidated statement of operations for the year ended December 31, 2000 as restated

Net loss for the year ended December 31, 2000 was reduced by $27 from $3,470 to $3,443. The major components of the reduction included:

•	a $34 increase in selling, general and administrative expense which resulted primarily from the reversal of previously recorded release of accruals for inter-company out of balance amounts; and
•	a $60 increase in other income which resulted primarily from the release of accruals for inter-company out of balance amounts.

Consolidated balance sheets as at December 31, 2002 and 2001 as restated

Restatements

The consolidated balance sheets below present the cumulative impact of the restatement adjustments described above classified by balance sheet line item as at December 31, 2002 and 2001.

Reclassification adjustments

In addition to the restatement adjustments, reclassification adjustments were made between line items which also impacted the consolidated balance sheets as at December 31, 2002 and 2001. The principal reclassifications are set forth below.

As at December 31, 2002

•	a $70 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $265 increase in accounts receivable-net which included a $370 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $64 reclassification from other accrued liabilities to properly offset amounts billed by Nortel Networks as collection agent under receivable sales agreements against the corresponding receivables and a $41 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $90 increase in net inventory with related reductions of $52 in other current assets and of $38 in other long-term assets; and
•	a $306 increase in other accrued liabilities including a $370 increase partially offset by a $64 decrease, both related to accounts receivable-net (as noted above).

As at December 31, 2001

•	a $55 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $152 increase in accounts receivable-net which included a $339 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $63 reclassification from other accrued liabilities to properly offset amounts billed by Nortel Networks as collection agent under receivable sales agreements against the corresponding receivables and a $124 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $259 increase in net inventory with related reductions of $144 in other current assets and of $115 in other long-term assets; and
•	a $295 increase in other accrued liabilities including a $339 increase partially offset by a $63 decrease, both related to accounts receivable-net (as noted above).

Consolidated Statement of Operations for the year ended December 31

	2002

	As
	previously		As
	reported	Adjustments	restated

Revenues	$10,560	$9	$10,569

Cost of revenues	6,953	(155)	6,798

Gross profit	3,607	164	3,771

Selling, general and administrative expense (excluding stock option compensation)	2,675	(39)	2,636

Research and development expense	2,230	(22)	2,208

Amortization of intangibles

Acquired technology	157	–	157

Stock option compensation	91	(4)	87

Special charges

Goodwill impairment	595	–	595

Other special charges	1,703	(125)	1,578

(Gain) loss on sale of businesses	(40)	(15)	(55)

Operating loss	(3,804)	369	(3,435)

Equity in net loss of associated companies	(9)	(9)	(18)

Other income (expense) — net	6	(36)	(30)

Interest expense

Long-term debt	(215)	–	(215)

Other	(41)	–	(41)

Loss from continuing operations before income taxes	(4,063)	324	(3,739)

Income tax benefit (provision)	478	(25)	453

Net loss from continuing operations	(3,585)	299	(3,286)

Net earnings (loss) from discontinued operations — net of tax	–	20	20

Net loss	$(3,585)	$319	$(3,266)

Basic and diluted earnings (loss) per common share

— from continuing operations	$(0.93)	$0.07	$(0.86)

— from discontinued operations	–	$0.01	$0.01

Basic and diluted earnings (loss) per common share	$(0.93)	$0.08	$(0.85)

Consolidated Statement of Operations for the year ended December 31

	2001

	As
	previously		As
	reported	Adjustments	restated

Revenues	$17,511	$(103)	$17,408

Cost of revenues	14,167	(153)	14,014

Gross profit	3,344	50	3,394

Selling, general and administrative expense (excluding stock option compensation)	5,911	(102)	5,809

Research and development expense	3,224	(22)	3,202

In-process research and development expense	15	–	15

Amortization of intangibles

Acquired technology	807	(1)	806

Goodwill	4,148	1	4,149

Stock option compensation	109	–	109

Special charges

Goodwill impairment	12,121	–	12,121

Other special charges	3,660	(120)	3,540

(Gain) loss on sale of businesses	112	–	112

Operating loss	(26,763)	294	(26,469)

Equity in net loss of associated companies	(134)	(16)	(150)

Other income (expense) — net	(351)	(37)	(388)

Interest expense

Long-term debt	(196)	(8)	(204)

Other	(115)	–	(115)

Loss from continuing operations before income taxes	(27,559)	233	(27,326)

Income tax benefit (provision)	3,252	(100)	3,152

Net loss from continuing operations	(24,307)	133	(24,174)

Net earnings (loss) from discontinued operations — net of tax	(3,010)	14	(2,996)

Net loss before cumulative effect of accounting change	(27,317)	147	(27,170)

Cumulative effect of accounting change — net of tax	15	–	15

Net loss	$(27,302)	$147	$(27,155)

Basic and diluted earnings (loss) per common share

— from continuing operations	$(7.62)	$0.04	$(7.58)

— from discontinued operations	(0.94)	–	(0.94)

Basic and diluted earnings (loss) per common share	$(8.56)	$0.04	$(8.52)

Dividends declared per common share	$0.0375	$–	$0.0375

Consolidated Statement of Operations for the year ended December 31

	2000

	As
	previously		As
	reported	Adjustments	restated

Revenues	$27,948	$(17)	$27,931

Cost of revenues	15,114	(23)	15,091

Gross profit	12,834	6	12,840

Selling, general and administrative expense (excluding stock option compensation)	5,416	34	5,450

Research and development expense	3,633	4	3,637

In-process research and development expense	1,415	–	1,415

Amortization of intangibles

Acquired technology	852	–	852

Goodwill	3,720	(1)	3,719

Stock option compensation	134	(1)	133

Special charges

Goodwill impairment	133	–	133

Other special charges	134	(2)	132

(Gain) loss on sale of businesses	(174)	1	(173)

Operating loss	(2,429)	(29)	(2,458)

Equity in net loss of associated companies	(29)	11	(18)

Other income (expense) — net	809	60	869

Interest expense

Long-term debt	(86)	–	(86)

Other	(83)	–	(83)

Loss from continuing operations before income taxes	(1,818)	42	(1,776)

Income tax benefit (provision)	(1,177)	(15)	(1,192)

Net loss from continuing operations	(2,995)	27	(2,968)

Net earnings (loss) from discontinued operations — net of tax	(475)	–	(475)

Net loss	$(3,470)	$27	$(3,443)

Basic and diluted earnings (loss) per common share

— from continuing operations	$(1.01)	$–	$(1.01)

— from discontinued operations	(0.16)	$–	(0.16)

Basic and diluted earnings (loss) per common share	$(1.17)	$–	$(1.17)

Dividends declared per common share	$0.0750	$–	$0.0750

Consolidated Balance Sheet

	December 31, 2002

	As
	previously			As
	reported	Restatement	Reclassification	restated

ASSETS

Current assets

Cash and cash equivalents	$3,861	$–	$(70)	$3,791

Restricted cash and cash equivalents	249	–	–	249

Accounts receivable — net	1,910	(12)	265	2,163

Inventories — net	889	7	90	986

Income taxes recoverable	58	–	–	58

Deferred income taxes — net	791	(1)	–	790

Other current assets	495	15	(52)	458

Current assets of discontinued operations	223	–	–	223

Total current assets	8,476	9	233	8,718

Investments at cost and associated companies at equity	246	2	–	248

Plant and equipment — net	1,444	23	–	1,467

Goodwill	2,201	–	–	2,201

Intangible assets — net	98	–	–	98

Deferred income taxes — net	2,723	(144)	–	2,579

Other assets	783	9	10	802

Total assets	$15,971	$(101)	$243	$16,113

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$100	$–	$(70)	$30

Trade and other accounts payable	902	(30)	–	872

Payroll and benefit-related liabilities	521	(14)	–	507

Contractual liabilities	1,547	(332)	–	1,215

Restructuring	785	(237)	–	548

Other accrued liabilities	2,894	(226)	306	2,974

Long-term debt due within one year	233	–	–	233

Total current liabilities	6,982	(839)	236	6,379

Long-term debt	3,719	(1)	31	3,749

Deferred income taxes — net	344	1	–	345

Other liabilities	2,352	(5)	(24)	2,323

Minority interests in subsidiary companies	614	51	–	665

	14,011	(793)	243	13,461

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited; issued and outstanding shares: 3,850,169,343 at December 31, 2002	33,587	(4)	–	33,583

Additional paid-in capital	3,734	20	–	3,754

Deferred stock option compensation	(96)	5	–	(91)

Deficit	(33,736)	497	–	(33,239)

Accumulated other comprehensive loss	(1,529)	174	–	(1,355)

Total shareholders’ equity	1,960	692	–	2,652

Total liabilities and shareholders’ equity	$15,971	$(101)	$243	$16,113

Consolidated Balance Sheet

	December 31, 2001

	As
	previously			As
	reported	Restatement	Reclassification	restated

ASSETS

Current assets

Cash and cash equivalents	$3,513	$2	$(55)	$3,460

Restricted cash and cash equivalents	–	–	–	–

Accounts receivable — net	2,923	(19)	152	3,056

Inventories — net	1,579	13	259	1,851

Income taxes recoverable	796	–	(6)	790

Deferred income taxes — net	1,386	–	–	1,386

Other current assets	857	12	(144)	725

Current assets of discontinued operations	708	1	–	709

Total current assets	11,762	9	206	11,977

Investments at cost and associated companies at equity	253	(2)	–	251

Plant and equipment — net	2,571	(9)	–	2,562

Goodwill	2,810	–	–	2,810

Intangible assets — net	285	1	–	286

Deferred income taxes — net	2,077	(121)	–	1,956

Other assets	1,379	(28)	9	1,360

Total assets	$21,137	$(150)	$215	$21,202

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$426	$–	$(55)	$371

Trade and other accounts payable	1,378	(6)	(25)	1,347

Payroll and benefit-related liabilities	636	1	–	637

Contractual liabilities	1,846	(240)	–	1,606

Restructuring	872	(115)	–	757

Other accrued liabilities	3,915	(69)	295	4,141

Long-term debt due within one year	384	–	–	384

Total current liabilities	9,457	(429)	215	9,243

Long-term debt	4,094	–	–	4,094

Deferred income taxes — net	518	–	–	518

Other liabilities	1,607	(3)	–	1,604

Minority interests in subsidiary companies	637	17	–	654

	16,313	(415)	215	16,113

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited; issued and outstanding shares: 3,213,627,366 at December 31, 2001	32,899	(4)	–	32,895

Additional paid-in capital	3,257	15	–	3,272

Deferred stock option compensation	(205)	–	–	(205)

Deficit	(30,151)	178	–	(29,973)

Accumulated other comprehensive loss	(976)	76	–	(900)

Total shareholders’ equity	4,824	265	–	5,089

Total liabilities and shareholders’ equity	$21,137	$(150)	$215	$21,202

4.	Accounting changes

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

As a result of the continued decline in both Nortel Networks overall market value generally and within the Optical Networks segment specifically, Nortel Networks as part of its review of financial results during the three months ended September 30, 2002, evaluated the goodwill associated with the businesses within the Optical Networks segment for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within the Optical Networks segment could no longer support the carrying value of the goodwill associated with them. As a result, Nortel Networks recorded a goodwill impairment charge of $595. See note 7 for further information regarding this goodwill impairment charge.

The following table presents the impact on net loss and on basic and diluted loss per common share from both continuing and discontinued operations of the SFAS 142 requirement to cease the amortization of goodwill as if the standard had been in effect beginning January 1, 2000, for each of the years ended December 31:

	2002	2001	2000

Reported results:

Net loss from continuing operations	$(3,286)	$(24,174)	$(2,968)

Net earnings (loss) from discontinued operations — net of tax	20	(2,996)	(475)

Cumulative effect of accounting change — net of tax of $9	–	15	–

Net loss — reported	$(3,266)	$(27,155)	$(3,443)

Adjustments:

Amortization of goodwill from continuing operations

— net of tax (a)	$–	$4,158	$3,734

Amortization of goodwill from discontinued operations	–	190	224

Total net adjustments	$–	$4,348	$3,958

Adjusted results:

Net earnings (loss) from continuing operations	$(3,286)	$(20,016)	$766

Net earnings (loss) from discontinued operations — net of tax	20	(2,806)	(251)

Cumulative effect of accounting change — net of tax of $9	–	15	–

Net earnings (loss) — adjusted	$(3,266)	$(22,807)	$515

Reported basic and diluted earnings (loss) per common share:

— from continuing operations	$(0.86)	$(7.58)	$(1.01)

— from discontinued operations	0.01	(0.94)	(0.16)

Basic and diluted earnings (loss) per common share — reported	$(0.85)	$(8.52)	$(1.17)

Adjusted basic earnings (loss) per common share:

— from continuing operations	$(0.86)	$(6.27)	$0.26

— from discontinued operations	0.01	(0.88)	(0.09)

Basic earnings (loss) per common share — adjusted	$(0.85)	$(7.15)	$0.17

Adjusted diluted earnings (loss) per common share:

— from continuing operations	$(0.86)	$(6.27)	$0.25

— from discontinued operations	0.01	(0.88)	(0.09)

Diluted earnings (loss) per common share — adjusted	$(0.85)	$(7.15)	$0.16

(a)	Includes goodwill amortization of equity accounted investments of nil, $9 (net of tax of $5) and $15 (net of tax of $7) for the years ended December 31, 2002, 2001 and 2000, respectively.

(b)	Impairment or disposal of long-lived assets (plant and equipment and acquired technology)

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

SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include the disposal of a component of an entity provided that the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. During the year ended December 31, 2002, Nortel Networks recorded write downs for plant and equipment of $250 related to long-lived assets held and used, and $123 related to long-lived assets held for sale. See note 7 for further information regarding these write downs.

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

5.	Consolidated financial statement details

The following consolidated financial statement details are presented as at December 31, for the consolidated balance sheet details, and for each of the years ended December 31, for the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Research and development expense:

	2002	2001	2000

R&D expense	$2,208	$3,202	$3,637

R&D costs incurred on behalf of others (a)	49	68	64

Total	$2,257	$3,270	$3,701

(a)	These costs include R&D charged to customers of Nortel Networks pursuant to contracts that provide for full recovery of the estimated cost of development, material, engineering, installation and all other attracted costs, which are accounted for as contract costs.

Other income (expense) — net:

	2002	2001	2000

Interest income	$91	$119	$130

Minority interest	(21)	(21)	(86)

Gain (loss) on sale or write down of investments	(29)	(368)	884

Other — net	(71)	(118)	(59)

Other income (expense) — net	$(30)	$(388)	$869

Currency exchange gains:

	2002	2001	2000

Currency exchange gains (losses) (a)	$(33)	$(46)	$8

(a)	Currency exchange gains (losses) included in net loss.

Consolidated balance sheets

Inventories — net:

	2002	2001

Raw materials	$343	$760

Work in process	308	588

Finished goods	335	503

Inventories — net (a)	$986	$1,851

(a)	Net of inventory provisions of $1,070 and $840 as at December 31, 2002 and 2001, respectively. Included in other accrued liabilities are accruals of $167 and $563 at December 31, 2002 and 2001, respectively for cancellation charges, inventory in excess of future demand and the settlement of certain other claims related to contract manufacturers or suppliers.

Plant and equipment — net:

	2002	2001

Cost:

Land	$53	$122

Buildings	1,168	1,767

Machinery and equipment	3,479	4,538

	4,700	6,427

Less accumulated depreciation:

Buildings	(488)	(797)

Machinery and equipment	(2,745)	(3,068)

	(3,233)	(3,865)

Plant and equipment — net	$1,467	$2,562

Goodwill:

	Wireless	Enterprise	Wireline	Optical
	Networks	Networks	Networks	Networks	Other	Total

Balance — net as at January 1, 2002	$21	$1,660	$524	$590	$15	$2,810

Change:

Disposal	–	–	–	–	(15)	(15)

Impairment (a)	–	–	–	(595)	–	(595)

Foreign exchange	–	(3)	(1)	5	–	1

Balance — net as at December 31, 2002	$21	$1,657	$523	$–	$–	$2,201

(a)	See note 7 for further information regarding this goodwill impairment charge.

Intangible assets — net:

	2002	2001

Acquired technology	$391	$1,020

Less: accumulated amortization	(293)	(734)

Acquired technology — net (a)	$98	$286

(a)	Acquired technology is expected to be fully amortized by September 30, 2003.

Other accrued liabilities:

	2002	2001

Outsourcing and selling, general and administrative related	$623	$686

Customer deposits	59	52

Product related	343	756

Warranty	255	272

Deferred income	586	648

Miscellaneous taxes	131	88

Income taxes payable	99	137

Current liabilities of discontinued operations	81	421

Interest expense	77	85

Advance billings in excess of revenues (a)	365	419

Other	355	577

Other accrued liabilities	$2,974	$4,141

(a)	Amounts represented billings in excess of revenues recognized to date on long-term contracts.

Consolidated statements of cash flows

Cash and cash equivalents at end of year — net:

	2002	2001	2000

Cash on hand and balances with banks	$935	$1,298	$1,218

Short-term investments	2,856	2,162	426

Cash and cash equivalents at the end of the year — net	$3,791	$3,460	$1,644

Acquisitions of investments and businesses — net of cash acquired:

	2002	2001	2000

Cash acquired	$–	$(10)	$(385)

Total net assets acquired other than cash	(29)	(2,857)	(18,374)

Total purchase price	(29)	(2,867)	(18,759)

Less:

Cash acquired	–	10	385

Non-cash consideration paid other than common share options and contingent consideration	–	2,778	15,527

Common share option consideration paid	–	–	2,811

Cash consideration contingent upon the achievement of certain operational milestones	–	–	39

Acquisitions of investments and businesses — net of cash acquired	$(29)	$(79)	$3

Interest and income taxes paid (recovered):

	2002	2001	2000

Interest paid	$289	$253	$158

Income taxes paid (recovered)	$(1,208)	$20	$736

Receivables sales:

	2002	2001	2000

Proceeds from new securitizations	$562	$789	$1,632

Proceeds from collections reinvested in revolving period securitizations	$276	$688	$1,043

6.	Segmented information

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

As described in note 19, Nortel Networks access solutions operations were discontinued during the year ended December 31, 2001. These operations were previously included as a separate segment within Other. The data included below excludes amounts related to the access solutions operations.

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

The following tables set forth information by segment for each of the years ended December 31:

	2002	2001	2000

Revenues

Wireless Networks	$4,216	$5,609	$5,423

Enterprise Networks	2,579	3,318	3,961

Wireline Networks	2,263	4,450	7,775

Optical Networks	1,468	3,341	9,732

Other	43	690	1,040

Total	$10,569	$17,408	$27,931

Contribution Margin

Wireless Networks	1,186	491	1,018

Enterprise Networks	457	341	903

Wireline Networks	502	520	3,005

Optical Networks	(637)	(2,857)	3,184

Other	(373)	(910)	(720)

Total	$1,135	$(2,415)	$7,390

Research and development expense	(2,208)	(3,202)	(3,637)

In-process research and development expense	–	(15)	(1,415)

Amortization of acquired technology	(157)	(806)	(852)

Amortization of goodwill	–	(4,149)	(3,719)

Stock option compensation	(87)	(109)	(133)

Special charges	(2,173)	(15,661)	(265)

(Gain) loss on sale of businesses	55	(112)	173

Equity in net loss of associated companies	(18)	(150)	(18)

Other income (expense) — net	(30)	(388)	869

Interest expense	(256)	(319)	(169)

Loss from continuing operations before income taxes	$(3,739)	$(27,326)	$(1,776)

Product revenues

The following table sets forth external revenues by product for each of the years ended December 31:

	2002	2001	2000

Wireless solutions	$4,216	$5,609	$5,423

Circuit and packet voice solutions	3,116	5,333	8,824

Optical solutions	1,643	3,702	10,039

Data networking and security solutions	1,551	2,074	2,605

Other	43	690	1,040

Total	$10,569	$17,408	$27,931

Geographic information

The following table sets forth external revenues by geographic region based on the location of the customer for each of the years ended December 31:

	2002	2001	2000

External revenues

United States	$5,390	$8,570	$16,878

EMEA (a)	2,562	4,352	5,834

Canada	655	937	1,505

Other regions	1,962	3,549	3,714

Total	$10,569	$17,408	$27,931

(a)	The Europe, Middle East and Africa region (“EMEA”).

Long-lived assets

The following table sets forth long-lived assets, representing plant and equipment — net, goodwill, and intangible assets — net, by geographic region as at December 31:

	2002	2001

Long-lived assets

United States	$2,578	$3,624

EMEA	409	821

Canada	644	963

Other regions	135	250

Total	$3,766	$5,658

7.	Special charges

During 2002, in light of the continued downturn in both the telecommunications industry and the economic environment, and capital market trends impacting Nortel Networks operations and expected future growth rates, Nortel Networks continued to implement its work plan to streamline its operations and activities around its core markets and leadership strategies.

Special charges recorded from January 1, 2000 to December 31, 2002 were as follows:

		Contract			Intangible
		settlement	Plant and		asset
	Workforce	and lease	equipment		impair-
	reduction	costs	write downs	Other	ments	Total

Provision balance as at January 1, 2000	$–	$–	$–	$–	$–	$–

Goodwill impairment	–	–	–	–	133	133

Other special charges	128	–	–	4	–	132

Cash drawdowns	(83)	–	–	–	–	(83)

Non-cash drawdowns	–	–	–	(4)	(133)	(137)

Provision balance as at December 31, 2000	$45	$–	$–	$–	$–	$45

Goodwill impairment	–	–	–	–	12,121	12,121

Other special charges	1,251	874	971	37	407	3,540

Cash drawdowns	(1,012)	(112)	–	(8)	–	(1,132)

Non-cash drawdowns	14	–	(971)	–	(12,528)	(13,485)

Provision balance as at December 31, 2001 (a)	$298	$762	$–	$29	$–	$1,089

Goodwill impairment	–	–	–	–	595	595

Other special charges	841	197	424	89	27	1,578

Cash drawdowns	(795)	(330)	–	(20)	–	(1,145)

Non-cash drawdowns	(100)	–	(424)	(89)	(622)	(1,235)

Provision balance as at December 31, 2002 (a)	$244	$629	$–	$9	$–	$882

(a)	At December 31, 2002 and 2001, the short-term provision balance was $548 and $757, respectively, and the long-term provision balance was $334 and $332, respectively (included in other liabilities).

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)
	Direct (a)	Indirect (b)	Total

RFT employee notifications by period:

During 2000	200	3,800	4,000

During 2001	13,900	22,200	36,100

During 2002	3,400	9,300	12,700

RFT employee notifications as at December 31, 2002	17,500	35,300	52,800

(a)	Direct employees include employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees include employees performing manufacturing management, sales, marketing, research and development and administrative activities.

Year ended December 31, 2002

For the year ended December 31, 2002, Nortel Networks recorded total special charges of $2,173.

Workforce reduction charges of $841 were related to severance and benefit costs associated with approximately 12,700 employees notified of termination during 2002 which extended across all segments. Workforce reduction charges include $124 for pension and post-retirement benefits other than pension, settlement and curtailment costs. During 2002, the workforce reduction provision balance was drawn down by cash payments of $795 and by $100 of non-cash pension and post-retirement benefits other than pension, settlement and curtailment costs attributable to the notified employee group charged against the provision. The remaining provision is expected to be substantially drawn down by the end of 2003.

Contract settlement and lease costs of $197 include $58 of negotiated settlements to cancel or renegotiate contracts and $139 of net lease charges related to a number of leased facilities (comprised of office, warehouse and manufacturing space), and leased manufacturing equipment no longer required, across all of Nortel Networks segments. Lease costs represent Nortel Networks future contractual obligations under its operating leases for those leases that Nortel Networks cannot terminate. During 2002, Nortel Networks modified the original disposition plan for certain properties and is pursuing lease terminations instead of subleasing due to current market conditions. As at December 31, 2002, the provision balance for contract settlement and lease costs was drawn down by cash payments of $330, resulting in an ending provision balance of $629. The remaining provision, net of approximately $420 in expected sublease revenue, is expected to be substantially drawn down by the end of 2006.

Plant and equipment write downs of $424 were net of $28 of additional proceeds from disposals in excess of amounts previously expected. Plant and equipment charges include write downs of $19 for owned facilities across all segments, a $26 reversal for certain leasehold improvements and information technology equipment associated with the exit of leased and owned facilities, and $431 for certain plant and manufacturing, and R&D related equipment. The carrying values of the above noted owned facilities have been reflected at their net realizable value based on market assessments for general purpose facilities.

Plant and manufacturing related equipment write downs of $431 include $25 for equipment within global operations, a function that supports all segments, $358 for specialized plant infrastructure and equipment within Optical Networks and $48 for specialized equipment including R&D equipment within all segments. Within global operations, it was determined that there was excess equipment at a number of system houses that would no longer be required as a result of the industry and economic environment. As a result, the identified equipment was written down to its net realizable value. Within Optical Networks, Nortel Networks performed assessments of certain plant and equipment due to the current market conditions and the delay in the anticipated recovery of that segment and concluded that the assets carrying value was not fully recoverable from estimated future cash flows. As a result, Nortel Networks recorded $358 to write down the value of this equipment to its net realizable value. Included in the $358 write down was $34 related to equipment held for sale, which were part of the Bookham Technology plc (“Bookham”) transaction (see note 10). Within other business segments, $48 of excess equipment was identified that would no longer be required as a result of the industry and economic environment and the identified equipment was written down to its net realizable value.

Other special charges of $116 include $27 for certain acquired technology write downs and $89 of inventory write downs, reflecting the net realizable value of these assets on disposition, associated with assets held for sale under SFAS 144 within Optical Networks (see note 10). The acquired technology amount of $27 reflects write downs in acquired technology associated with Xros, Inc. (“Xros”) (the X-1000 IPR&D project), JDS Uniphase Corporation’s Zurich, Switzerland based subsidiary and related assets in Poughkeepsie, New York (the “980 NPLC business”) and CoreTek, Inc. (“CoreTek”).

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

Year ended December 31, 2001

For the year ended December 31, 2001, Nortel Networks recorded total special charges of $15,661.

Workforce reduction charges of $1,251 were related to the cost of severance and benefits associated with approximately 36,100 employees notified of termination. The workforce reduction was primarily in the United States, Canada and EMEA and extended across all segments. As at December 31, 2001, the workforce reduction provision balance was drawn down by cash payments of $1,012, offset by $14 of non-cash pension settlement and curtailment costs attributable to the notified employee group charged against the provision.

Contract settlement and lease costs of $874 included $117 of negotiated settlements to cancel or renegotiate contracts and $757 of net lease charges related to a number of leased facilities (comprised of office, warehouse and manufacturing space), and leased manufacturing equipment no longer required, across all segments. Lease costs represent Nortel Networks future contractual obligations under its applicable operating leases on leases that Nortel Networks cannot terminate. As at December 31, 2001, the provision balance for contract settlement and lease costs was drawn down by cash payments of $112, resulting in a provision balance of $762, net of approximately $506 in expected sublease revenues.

Plant and equipment write downs of $971 include write downs of $186 for owned facilities, $441 for leasehold improvements and certain information technology equipment associated with the exiting of leased and owned facilities and $344 for certain plant and manufacturing related equipment. Owned facility write downs of $186 include $95 for specific owned facilities across all segments primarily within the United States, Canada and EMEA and $91 for a specialized manufacturing facility in the United States within Optical Networks. The carrying values of the above owned facilities have been reflected at their net realizable value based on market assessments for general purpose facilities.

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

Year ended December 31, 2000

For the year ended December 31, 2000, Nortel Networks recorded total special charges of $265.

Workforce reduction charges of $128 consisted of $98 related to approximately 2,000 employees connected with Nortel Networks initiative to strategically realign resources into high growth areas of the business in response to shifts in customers’ needs from older to newer technologies across Nortel Networks product portfolio. The remaining workforce reduction costs of $30 related to approximately 2,000 employees connected with the outsourcing of certain information services functions as part of the outsourcing of certain corporate service functions which began in the third quarter of 1999. The provision balance of $45 at December 31, 2000 was fully drawn down in 2001.

The intangible asset impairment charge of $133 represented a reduction of the goodwill related to certain operations in EMEA and resulted from a change in business mandate for those operations from a product focus to a focus on distribution channels.

8.	Income taxes

At December 31, 2002, Nortel Networks net deferred tax assets, excluding discontinued operations, were $3,024, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities, and non-current assets and liabilities, plus the tax benefit of net operating and capital loss carryforwards and tax credit carryforwards. These carryforwards expire at various dates beginning in 2003.

During the year ended December 31, 2002, Nortel Networks recorded a net income tax benefit of $453 on a pre-tax loss of $3,739. Gross income tax valuation allowances during the year ended December 31, 2002, were $1,051 including certain additional income tax valuation allowances of $427. Nortel Networks assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including Nortel Networks eight consecutive quarters of tax losses, and concluded that it was more likely than not, that certain additional tax valuation allowances of $427 were required. If market conditions change or future results of operations differ from those expected, future evaluations may result in adjustments to the valuation allowance.

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

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (provision) included in the accompanying consolidated statements of operations for each of the years ended December 31:

	2002	2001	2000

Income taxes at Canadian rates (2002 — 39.4%, 2001 — 40.8%, 2000 — 42.3%)	$1,473	$11,149	$751

Increase (reduction) of Canadian taxes applicable to manufacturing profits	(54)	(64)	36

Difference between Canadian rate and rates applicable to subsidiaries in the United States and other jurisdictions	(43)	(581)	117

Difference between basic Canadian rate and rates applicable to gain (loss) on sale of businesses	(4)	(128)	(30)

Non-deductible amortization of acquired intangibles and IPR&D expense	(219)	(6,800)	(2,197)

Foreign operation tax credit	–	902	–

Valuation allowances on tax benefits	(1,051)	(1,367)	–

Utilization of losses	71	24	64

Other	280	17	67

Income tax benefit (provision)	$453	$3,152	$(1,192)

Details of Nortel Networks income taxes:

Earnings (loss) from continuing operations before income taxes:

Canadian, excluding gain (loss) on sale of businesses	$(1,181)	$(3,501)	$760

United States and other, excluding (gain) loss on sale of businesses	(2,613)	(23,713)	(2,709)

Gain (loss) on sale of businesses	55	(112)	173

	$(3,739)	$(27,326)	$(1,776)

Income tax benefit (provision):

Canadian, excluding (gain) loss on sale of businesses	$73	$460	$(227)

United States and other, excluding (gain) loss on sale of businesses	400	2,774	(862)

(Gain) loss on sale of businesses	(20)	(82)	(103)

	$453	$3,152	$(1,192)

Income tax benefit (provision):

Current	$39	$1,240	$(1,567)

Deferred	414	1,912	375

Income tax benefit (provision)	$453	$3,152	$(1,192)

The following table shows the significant components included in deferred income taxes as at December 31:

	2002	2001

Assets:

Tax benefit of loss carryforwards and tax credits	$4,565	$3,054

Provision and reserves	1,567	1,677

Post-retirement benefits other than pensions	104	381

Plant and equipment	72	25

Pension plan liabilities	285	49

Deferred compensation	32	35

Unrealized losses on investments	3	107

Other	–	33

	6,628	5,361
Valuation allowance	(2,822)	(1,687)

	3,806	3,674

Liabilities:

Acquired technology	38	110

Provision and reserves	681	560

Plant and equipment	6	166

Other	57	14

	782	850

Net deferred income tax assets	$3,024	$2,824

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

At December 31, 2002, Nortel Networks had the following net operating and capital loss carryforwards and tax credits which are scheduled to expire in the following years:

	Net
	operating	Capital	Tax
	losses	losses (a)	credits (b)	Total

2003 — 2006	$571	$–	$279	$850

2007 — 2009	1,692	–	260	1,952

2010 — 2016	7	12	398	417

2017 — 2022	2,660	–	262	2,922

Indefinitely	1,055	3,960	12	5,027

	$5,985	$3,972	$1,211	$11,168

(a)	The capital losses relate primarily to the United Kingdom and may only be used to offset future capital gains realized in the United Kingdom. Nortel Networks has recorded a full valuation allowance against this future tax benefit.
(b)	Global investment tax credits of $116, $154 and $151 have been applied against the income tax provision in 2002, 2001 and 2000, respectively. Unused tax credits can be utilized primarily to offset future Canadian income taxes payable.

9.	Employee benefit plans

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

The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the accompanying consolidated balance sheets as at December 31:

	Defined benefit plans		Post-retirement benefits

	2002	2001	2002	2001

Change in benefit obligation:

Benefit obligation — beginning	$6,020	$5,888	$529	$479

Service cost	155	197	10	13

Interest cost	400	405	37	36

Plan participants’ contributions	11	17	2	2

Actuarial loss (gain)	(23)	346	20	28

Acquisition/divestiture/settlements	(386)	(186)	(3)	15

Benefits paid	(315)	(427)	(31)	(23)

Foreign exchange loss (gain)	283	(220)	4	(21)

Benefit obligation — ending	$6,145	$6,020	$568	$529

Change in plan assets:

Fair value of plan assets — beginning	$4,980	$6,357	$41	$46

Actual return on plan assets	(265)	(811)	–	1

Employer contributions	149	114	28	20

Plan participants’ contributions	11	17	2	2

Acquisition/divestiture/settlements	(423)	(60)	–	–

Benefits paid	(315)	(427)	(31)	(23)

Change in valuation	–	(64)	–	–
Foreign exchange gain (loss)	221	(146)	1	(5)

Fair value of plan assets — ending	$4,358	$4,980	$41	$41

Unfunded status of the plans	$(1,787)	$(1,040)	$(527)	$(488)

Unrecognized net plan benefits existing at January 1, 1987	(7)	(10)	(31)	–

Unrecognized prior service cost (credit)	19	24	–	(40)

Unrecognized net actuarial losses (gains)	1,400	796	13	(8)

Employer contributions after the measurement date	113	24	–	–

Net amount recognized	$(262)	$(206)	$(545)	$(536)

Amount recognized in the accompanying consolidated balance sheets:

Other liabilities	$(1,123)	$(354)	$(545)	$(536)

Other assets — intangible assets	41	14	–	–

Other assets — pension assets	–	25	–	–

Foreign currency translation adjustment	19	–	–	–

Accumulated other comprehensive loss	801	109	–	–

Net amount recognized	$(262)	$(206)	$(545)	$(536)

The following details selected information for defined benefit plans with accumulated benefit obligations in excess of the fair value of plan assets:

	2002	2001

Benefit obligation	$6,145	$4,795

Accumulated benefit obligation	$5,523	$4,268

Fair value of plan assets	$4,358	$3,851

The following details the net pension expense and the underlying assumptions for the defined benefit plans for each of the years ended December 31:

	2002	2001	2000

Pension expense:

Service cost	$155	$197	$182

Interest cost	400	405	394

Estimated return on plan assets	(418)	(461)	(450)

Amortization of prior service cost	8	8	10

Amortization of net losses (gains)	19	(25)	2

Settlement losses (gains)	93	1	(7)

Curtailment losses (gains)	40	16	(35)

Net pension expense	$297	$141	$96

Allocation of net pension expense:

Continuing operations	$297	$139	$93

Discontinued operations	–	2	3

Net pension expense	$297	$141	$96

Weighted average assumptions at end of year:

Discount rate	6.3%	6.7%	7.0%

Expected rate of return on plan assets	7.8%	7.8%	8.1%

Rate of compensation increase	3.7%	4.6%	4.8%

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

10.	Divestitures, closures and acquisitions

Divestitures

On November 8, 2002, Nortel Networks sold certain plant and equipment, inventory, patents, and other intellectual property and trademarks, relating to its optical components business to Bookham. Included in the sale was the transfer of Nortel Networks transmitter and receiver, pump laser and amplifier businesses located in Paignton, U.K., Harlow, U.K., Ottawa, Canada, Zurich, Switzerland and Poughkeepsie, New York. Nortel Networks also transferred approximately 1,200 employees to Bookham in the transaction. Nortel Networks received 61 million common shares of Bookham, 9 million warrants with a strike price of one-third pence Sterling, notes receivable of $50 and cash of $10. The transaction included a minimum purchase commitment with Bookham requiring Nortel Networks to purchase approximately $120 of product from Bookham between November 8, 2002 and March 31, 2004. Should there be a shortfall, Nortel Networks would make a cash payment for a portion of the balance (see note 13).

During the three months ended September 30, 2002, Nortel Networks classified the assets sold to Bookham as available for sale and assigned an estimated fair value of $47 to them resulting in a charge of $123 (see note 7). A subsequent increase in Bookham’s common share price prior to the November 8, 2002 close date, resulted in an increase in value assigned to the consideration received. As a result, Nortel Networks recorded a gain from sale of business of $26 during the year ended December 31, 2002 resulting from the transaction.

As a result of the transaction, Nortel Networks received a 29.8 percent ownership interest in Bookham. Due to restrictions on Nortel Networks ability to vote the common shares, ability to appoint directors to the board or otherwise exercise significant influence over Bookham, the investment has been accounted for using the cost method.

On February 1, 2002, Nortel Networks sold to MetaSolv, Inc. (“MetaSolv”), certain assets of its Service Commerce operation support system (“OSS”) business for $35 and MetaSolv assumed certain liabilities. The transaction included software assets obtained as part of the Architel Systems Corporation (“Architel”) acquisition and certain additional assets of Nortel Networks service management and business management OSS groups. Nortel Networks recorded a gain on sale of $10 related to the transaction in 2002. During the year ended December 31, 2001, Nortel Networks recorded a write down of the carrying value of the Architel assets identified for disposition of $233 to estimated net realizable value.

On November 28, 2001, Nortel Networks sold substantially all of the assets of its wholly owned subsidiary Clarify, including patents, intellectual property and trademarks, to Amdocs Limited for approximately $200 in cash, resulting in a gain of $16.

Closures

As part of its work plan to streamline its business, Nortel Networks closed the operations of CoreTek and Xros in 2002. In 2001, Nortel Networks closed the operations of EPiCON, Photonic and Dimension (see note 7).

As described in note 7, the amount of goodwill and acquired technology associated with a number of Nortel Networks prior acquisitions was written down by $622 during the year ended December 31, 2002 and $12,528 during the year ended December 31, 2001.

Acquisitions

The following tables set out certain information for acquisitions completed by Nortel Networks in the years ended December 31, 2001 and 2000, excluding those entities acquired which were subsequently included as discontinued operations (see note 19). All of these acquisitions were accounted for using the purchase method. The accompanying consolidated financial statements include the operating results of each of these businesses from the respective dates of acquisition.

Purchase price allocation

						Net tangible	Deferred
Closing		Purchase		Acquired		assets	stock option
date	Acquisition	price (k)	Goodwill (l)	technology (l)	IPR&D	(liabilities)	compensation

2001

February 13	980 NPLC business (a)	$2,818	$2,417	$402	$15	$(16)	$–

2000

October 5	Alteon (b)	8,054	6,705	391	403	127	428

September 5	EPiCON (c)	284	262	13	6	(1)	4

July 1	Architel (d)	472	420	17	16	17	2

June 23	CoreTek (e)	1,411	1,154	115	176	(34)	–

June 2	Xros (f)	3,227	3,004	29	191	3	–

May 12	Photonic (g)	32	29	–	–	3	–

March 16	Clarify (h)	2,114	1,812	210	64	28	–

January 28	Qtera (i)	3,004	2,412	–	559	33	–

January 24	Dimension (j)	65	58	–	–	7	–

(a)	The 980 NPLC business was a designer and manufacturer of G08 980 nanometer pump-laser chips.
(b)	Alteon was a provider of next generation Internet infrastructure solutions.
(c)	EPiCON was a provider of a software platform that enabled application service providers to deliver and manage applications and services over the Internet.
(d)	Architel was a provider of software systems allowing service providers to provide Internet and other next generation Internet Protocol services.
(e)	CoreTek was a developer of strategic optical components.
(f)	Xros was a developer of second-generation, large-scale fully photonic switching.
(g)	Photonic was a developer of optical component technology for manipulation and control of the polarization of light.
(h)	Clarify was a provider of eBusiness front office solutions.
(i)	Qtera was a producer of ultra-long reach optical networking systems.
(j)	Dimension was an engineering and business strategy consulting firm.
(k)	Includes contingent consideration earned after the closing date.
(l)	Nortel Networks amortizes acquired technology over two or three years. Prior to adopting SFAS 142, goodwill for the above acquisitions was amortized over three or four years.

Form of consideration included in purchase price allocation

				Black-Scholes
		Assumed		fair value of
	Common	stock	Assumed	assumed stock
	shares	options	warrants	options and
Acquisition	(millions)	(millions)	(millions)	warrants	Cash

2001

980 NPLC business	76.6	–	–	$–	$–

2000

Alteon	81.9	29.0	–	$1,692	$–

EPiCON	4.3	1.0	–	$38	$–

Architel	6.0	0.8	–	$40	$–

CoreTek	14.5	3.4	–	$175	$–

Xros	52.9	2.1	–	$76	$–

Photonic	–	–	–	$–	$32

Clarify	63.4	17.6	–	$363	$–

Qtera	56.4	7.4	1.9	$427	$–

Dimension	–	–	–	$–	$37

In connection with the acquisition of the 980 NPLC business from JDS Uniphase Corporation (“JDS”), Nortel Networks issued approximately 65.7 million common shares. The purchase price included deferred consideration which is payable after December 31, 2003 in common shares of Nortel Networks. The actual number of common shares to be issued to satisfy the deferred consideration will be between 10.9 million and 16.4 million common shares depending on Nortel Networks common share price at that date. A purchase arrangement with JDS may reduce the number of common shares that Nortel Networks would be required to deliver (see note 13). The minimum number of common shares issuable (76.6 million) is considered issued and outstanding for financial reporting purposes.

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

Nortel Networks France

Effective January 1, 2000, Nortel Networks increased its ownership interest in Nortel Networks France S.A.S. (formerly known as Matra Nortel Communications S.A.S.), from 50 percent to 55 percent.

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

	Contingent consideration

	Earned	Earned	Earned	Earned
Acquisition	2002	2001	2000	to date	Maximum

CoreTek (a)	$–	$208	$156	$364	$364

Photonic (b)	–	–	–	–	5

Qtera (b)	–	–	300	300	500

Dimension (c)	–	13	15	28	34

(a)	Paid in common shares upon CoreTek having achieved certain business performance objectives in 2000 and 2001.
(b)	2001 contingent consideration was not earned and remaining contingent consideration will not be paid.
(c)	Remaining contingent consideration is not payable due to the closure of the Dimension business.

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

		Estimated	Expected cost
		percentage complete	to complete	Discount rate
Acquisition	IPR&D Project	on acquisition	on acquisition	utilized

980 NPLC business	G08 980 nanometer pump-laser chip (a)	10%	$10.0	25%

CoreTek	Optical performance monitor (b)	75%	2.4	23%

CoreTek	Laser locker card (b)	65%	4.2	23%

Xros	X-1000 (b)	65%	8.8	22%

(a)	This project was sold to Bookham as part of the sale of the 980 NPLC business.
(b)	These projects were closed as part of Nortel Networks work plan to streamline its business.

11.	Long-term debt and credit facilities

Long-term debt

At December 31, long-term debt consisted of:

	2002	2001

6.875% Notes due and paid October 1, 2002	$–	$300

6.00% Notes due September 1, 2003	164	200

6.125% Notes due February 15, 2006	1,314	1,500

7.40% Notes due June 15, 2006 (a)	150	150

4.25% Convertible senior notes due September 1, 2008	1,800	1,800

6.875% Notes due September 1, 2023	200	200

7.875% Notes due June 15, 2026 (a)	150	150

Other long-term debt with various repayment terms and a weighted average interest rate of 4.60%	95	139

Fair value adjustment attributable to hedged debt obligations	80	19

Obligations under capital leases	29	20

	3,982	4,478

Less: Long-term debt due within one year	233	384

Long-term debt	$3,749	$4,094

(a)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNL, and are fully and unconditionally guaranteed by NNL.

At December 31, 2002, the amounts of long-term debt payable for each of the years ending December 31 consisted of:

2003	$233

2004	21

2005	1

2006	1,467

2007	1

Thereafter	2,259

Total long-term debt payable	$3,982

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

On April 12, 2000, NNL and NNI entered into five-year syndicated credit facilities, which permit borrowings in an aggregate amount of up to $750. The credit facilities contain a financial covenant that requires the maintenance of a consolidated tangible net worth of not less than $1,888 at the consolidated NNL level. These credit facilities also benefit from a security package over substantially all of NNL’s assets and those of most of its United States and Canadian subsidiaries and either a pledge of shares or a guarantee by certain of NNL’s other subsidiaries. The security was effective on April 4, 2002 upon the downgrading of NNL’s senior long-term debt ratings to below investment grade, defined as either Baa3 or BBB–, as determined by Moody’s Investors Services, Inc. (“Moody’s”) or Standard & Poor’s Ratings Service (“S&P”), respectively. In addition, Nortel Networks consolidated public debt securities are also secured equally and ratably with the obligations under NNL’s and NNI’s $750 April 2000 five year syndicated credit facilities (see note 23).

12.	Financial instruments and hedging activities

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

The following table provides a summary of interest rate swap contracts and cross currency coupon swap contracts and their aggregated weighted-average rates as at December 31:

	2002	2001

Interest rate swap contracts:

Received-fixed swaps — notional amount	$975	$375

Average fixed rate received	6.3%	6.6%

Average floating rate paid	3.2%	2.5%

Cross currency coupon swap contracts:

Received-fixed swaps — notional amount	$–	$220

Average fixed rate received	–	4.9%

Average floating rate paid	–	3.2%

Received-cross currency coupon swaps — notional amount	$224	$–

Average floating rate received (Canadian $)	2.9%	–

Average floating rate paid (United States $)	1.5%	–

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

The following table provides the carrying amounts and fair values for all financial assets and liabilities for which fair value differed from carrying amount, and fair values recorded for derivative financial instruments in accordance with SFAS 133, as at December 31:

	2002		2001
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial liabilities:

Long-term debt due within one year	$233	$225	$384	$388

Long-term debt	$3,749	$2,185	$4,094	$3,773

Derivative financial instruments net asset (liability) position:

Interest rate swap contracts	$80	$80	$20	$20

Forward and option contracts	$4	$4	$(38)	$(38)

Cross currency coupon swap contracts	$1	$1	$(14)	$(14)

Other	$–	$–	$3	$3

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

13.	Guarantees and commitments

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

Nortel Networks has entered into agreements with its lessors that guarantee the lease payments of certain sub-lessees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel Networks vacated prior to the end of the term of its lease. These lease agreements require Nortel Networks to make lease payments throughout the lease term if the sub-lessee fails to make scheduled payments. These lease agreements have expiration dates through June 2012. The maximum amount that Nortel Networks may be required to pay under these types of agreements is $45.

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

As part of the normal sale of product, Nortel Networks has provided its customers with product warranties. These warranties extend for periods generally ranging from one to five years from the date of sale. The following summarizes the accrual of product warranties that is recorded as part of other accrued liabilities in the accompanying consolidated balance sheets as at December 31, 2002:

Balance at the beginning of the year	$272

Payments made during the year	(163)

Warranties issued during the year	146

Balance at end of year	$255

Bid and performance related bonds

Nortel Networks has entered into bid and performance related bonds associated with various contracts. These contracts generally have terms ranging from two to five years. Performance related bonds generally have a term of twelve months. Bid bonds generally have a much shorter term. Potential payments due under these bonds are related to Nortel Networks performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $362, excluding restricted cash and cash equivalents of $249 (see note 14), as at December 31, 2002 and $1,170 as at December 31, 2001.

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

In addition, pursuant to these financing agreements, Nortel Networks has provided financing of $292 (net of a provision of $799) and $447 (net of a provision of $902), as at December 31, 2002 and 2001, respectively, excluding discontinued operations.

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

The written Options are required to be marked to fair value through the consolidated statement of operations at each period end until they are either exercised or expire. At December 31, 2002, Nortel Networks estimated the fair value of the written Options to be approximately $78 (included in the accompanying consolidated balance sheets within other accrued liabilities). The impact to the consolidated statement of operations for the year ended December 31, 2002 after the effect of indirectly related transactions was a net loss of $49 (included within other income (expense) — net). The purchased Options and the Share Exchange were initially recorded at fair value and will be assessed for impairment throughout their term until they are either exercised or expire.

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

In addition to such purchase commitments, Nortel Networks has also agreed with JDS that if Nortel Networks purchases a minimum amount of designated products determined as a percentage of Nortel Networks total purchases for such products during the period from January 1, 2001 to December 31, 2003, Nortel Networks would earn consideration from JDS as a reduction, in whole or in part, of the $500 deferred consideration otherwise payable in Nortel Networks common shares to JDS (see note 10). The consideration was valued at $500 as at the February 5, 2001 agreement date and has been recorded as purchase discounts and reflected as a reduction of cost of revenues in the amount of $149 and $152 in 2002 and 2001, respectively. Nortel Networks believes that its purchases to date are sufficient to meet the required percentage of Nortel Networks total purchases to December 31, 2003. Subsequent to the sale of the majority of its optical components business to Bookham on November 8, 2002, Nortel Networks has begun negotiations with JDS related to certain aspects of this arrangement and as a result, Nortel Networks has not recognized any additional purchase discounts beyond November 8, 2002 pending the outcome of these negotiations.

Nortel Networks entered into an arrangement with a minimum purchase commitment of $120 with Bookham. The terms of the commitment require Nortel Networks to purchase $120 of product from Bookham between November 8, 2002 and March 31, 2004. Should there be a shortfall, Nortel Networks would make a cash payment for a portion of the balance.

Operating leases and other commitments

At December 31, 2002, the future minimum payments under both operating leases and outsourcing contracts, net of lease commitments accrued for as part of restructuring contract settlement and lease costs (see note 7) consisted of:

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

15.	Capital stock

Common shares

Nortel Networks is authorized to issue an unlimited number of common shares without nominal or par value. At December 31, the outstanding number of common shares included in shareholders’ equity consisted of:

	2002		2001		2000

	Number		Number		Number
(Number of shares in thousands)	of shares	$	of shares	$	of shares	$

Balance at beginning of year	3,213,627	$32,895	3,095,756	$29,141	2,754,309	$11,745

Shares issued pursuant to:

Shareholder dividend reinvestment and stock purchase plan	–	–	483	6	244	13

Stock option plans	3,924	143	21,499	528	54,547	1,086

Acquisition and acquisition related (a)	(330)	(13)	86,854	3,159	293,982	16,297

Conversion of subsidiary preferred shares	–	–	9,035	61	–	–

Plan of arrangement (b)	–	–	–	–	(7,326)	–

Common share offering (c)	632,500	858	–	–	–	–

Prepaid forward purchase contracts (d)	448	1	–	–	–	–

Other (e)	–	(301)	–	–	–	–

Balance at end of year	3,850,169	$33,583	3,213,627	$32,895	3,095,756	$29,141

(a)	Common shares issued as part of the purchase price consideration. During the year ended December 31, 2002, common shares were cancelled as earn out provisions were forfeited pursuant to their applicable agreements.
(b)	Options exercisable for approximately 0.7852 of a common share (before giving effect to the May 5, 2000 stock split) granted pursuant to the Arrangement to holders of BCE options at the effective date of the Arrangement.
(c)	On June 12, 2002, Nortel Networks issued 632,500,000 common shares for net proceeds of approximately $858, net of issue costs of $36.
(d)	Concurrent with the common share offering on June 12, 2002, Nortel Networks issued 28,750 prepaid forward purchase contracts for net proceeds of $623, net of issue costs of $26, which were recorded as an element of additional paid-in capital. As at December 31, 2002, 448,309 common shares have been issued for net proceeds of $1 as a result of the early settlement of 28 prepaid forward purchase contracts during the year.
(e)	Purchase discounts under the JDS purchase commitment (see note 13).

During the year ended December 31, 2001, Nortel Networks issued common shares to the holders of the 200 Cumulative Redeemable Class A Preferred Shares Series 4 (“Series 4 Preferred Shares”) of NNL, each of whom had exercised their right to exchange their Series 4 Preferred Shares for common shares of Nortel Networks. The number of common shares issued for each Series 4 Preferred Share was determined by dividing Canadian $0.5 by the greater of Canadian $2.50 per common share and 95 percent of the weighted average trading price per common share of Nortel Networks on the Toronto Stock Exchange for the 10 trading days immediately preceding the date on which such common shares were issued in the exchange.

Stock consolidations and stock splits

On September 25, 2002, Nortel Networks announced that it planned to present a proposal to its shareholders for a consolidation of its outstanding common shares (also known as a reverse stock split) at its annual and special meeting planned for the spring of 2003. The announcement stated that the planned consolidation was intended to satisfy the New York Stock Exchange’s (“NYSE”) continued listing requirements.

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

16.	Loss per common share

The following table details the weighted average number of Nortel Networks common shares outstanding for each of the years ended December 31:

(millions of shares)	2002	2001	2000

Weighted average number of common shares outstanding — basic and diluted (a)	3,838	3,189	2,953

(a)	The basic weighted average number of Nortel Networks common shares outstanding includes the minimum number of common shares to be issued upon settlement of the purchase contracts of 485, and includes the effect of early settlement by holders to December 31, 2002 (see note 15). The impact of these 485 common shares on a weighted basis is 270 for the year ended December 31, 2002.

As a result of the net losses for each of the years ended December 31, 2002, 2001 and 2000, the following potentially dilutive securities have not been included in the calculation of diluted loss per common share, because to do so would have been anti-dilutive:

(millions of shares)	2002	2001	2000

Stock options	1	30	155

4.25 percent convertible senior notes due on September 1, 2008	180	68	–

Prepaid forward purchase contracts (see note 15)	14	–	–

Total	195	98	155

For the years ended December 31, 2002, 2001 and 2000 approximately 255, 127 and 70 options, respectively, were excluded from the computation of weighted average number of common shares outstanding — diluted as the applicable option exercise price was greater than the average market price of Nortel Networks common shares.

17.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	2002	2001	2000

Accumulated foreign currency translation adjustment

Balance at the beginning of the year	$(810)	$(544)	$(457)

Adjustment as of January 1, 2000 due to restatement	–	–	29
Change in foreign currency translation adjustment (a)	74	(266)	(116)

Balance at the end of the year	$(736)	$(810)	$(544)

Unrealized gain (loss) on investments — net

Balance at the beginning of the year	$5	$45	$23

Change in unrealized gain (loss) on investments	18	(40)	22

Balance at the end of the year (b)	$23	$5	$45

Unrealized derivative gain (loss) on cash flow hedges — net

Balance at the beginning of the year	$(14)	$–	$–

Change in unrealized derivative gain (loss) on cash flow hedges (c)	12	(14)	–

Balance at the end of the year	$(2)	$(14)	$–

Minimum pension liability (d)

Balance at the beginning of the year	$(81)	$–	$–

Change in minimum pension liability	(559)	(81)	–

Balance at the end of the year	$(640)	$(81)	$–

Accumulated other comprehensive loss	$(1,355)	$(900)	$(499)

(a)	The changes in the foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries.
(b)	Unrealized gain on investments is net of tax of $2, $3 and $9 for the years ended December 31, 2002, 2001 and 2000, respectively.
(c)	Includes $7 (pre-tax $11) of net derivative losses related to the adoption of SFAS 133 during the year ending December 31, 2001. Unrealized derivative gains (loss) on cash flow hedges are net of tax of $1 and $6 for the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, $18 of net derivative gains were reclassified to selling, general and administrative expense. Nortel Networks estimates that $4 of net derivative losses included in other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.
(d)	Represents non-cash charges to shareholders’ equity related to the increase in the minimum required recognizable liability associated with Nortel Networks pension plans (see note 9). The minimum pension liability amount is presented net of tax of $133 and $28 for the years ended December 31, 2002 and 2001, respectively.

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

18.	Stock-based compensation plans

Stock options

Under the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”), options to purchase Nortel Networks common shares may be granted to employees and directors of Nortel Networks that entitle the holder to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated and payable in United States dollars for United States options and in Canadian dollars for Canadian options. Generally, options outstanding at December 31, 2002, vest 33 1/3 percent on the anniversary date of the grant for three years. The committee of the Board of Directors of Nortel Networks that administers the 2000 Plan has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years. Nortel Networks will meet its obligations under the 2000 Plan either by issuance, or by purchase on the open market, of common shares.

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

The following is a summary of the total number of outstanding stock options and the maximum number of stock options available for grant:

	Outstanding	Weighted	Available
	options	average	for grant
	(thousands)	exercise price	(thousands)

Balance at December 31, 1999	234,478	$15.25	106,826

Granted options under all stock option plans	175,335	$46.83	(175,335)

Options exercised	(54,547)	$9.33	–

Options cancelled (a)	(23,624)	$27.59	18,368

Additional shares reserved for issuance	–	$–	164,364

Balance at December 31, 2000	331,642	$32.37	114,223

Granted options under all stock option plans	55,565	$29.45	(55,565)

Options exercised	(21,497)	$7.82	–

Options cancelled (a)	(56,793)	$35.60	41,372

Options cancelled under stock option exchange program	(93,416)	$51.64	93,416

Balance at December 31, 2001	215,501	$24.41	193,446

Granted options under all stock option plans	120,335	$7.08	(120,316)

Options exercised	(3,924)	$6.19	–

Options cancelled (a)	(70,093)	$26.48	55,036

Balance at December 31, 2002	261,819	$15.77	128,166

(a)	Includes adjustments related to assumed stock option plans.

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

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options outstanding				Options excercisable

			Weighted
			average
	Number		remaining	Weighted	Number	Weighted
	outstanding		contractual life	average	excercisable	average
Range of exercise prices	(thousands)		(in years)	exercise price	(thousands)	exercise price

$0.00 — $5.95	41,495		6.24	$4.69	14,269	$4.42

$5.96 — $8.92	102,234	(a)	7.40	$6.90	43,272	$7.51

$8.93 — $11.90	24,847		3.99	$10.63	24,011	$10.63

$11.91 — $23.79	40,125		5.35	$17.84	35,740	$17.99

$23.80 — $35.69	20,743		6.11	$26.88	17,680	$26.05

$35.70 — $47.58	12,421		6.37	$40.37	7,875	$41.12

$47.59 — $59.48	12,658		6.06	$53.92	8,305	$53.71

$59.49 — $71.38	5,069		6.56	$66.12	3,661	$66.04

$71.39 — $83.27	2,227		4.83	$77.76	1,819	$77.45

	261,819		6.16	$15.77	156,632	$18.51

(a)	Includes approximately 52,700,000 new stock options granted on January 29, 2002 under the Exchange Program.

As of July 1, 2000, Nortel Networks began recording deferred compensation related to unvested options held by employees of companies acquired in a purchase acquisition, in accordance with FIN 44 “Accounting for Certain Transactions involving Stock Compensation — an Interpretation of APB No. 25” (“FIN 44”). Deferred compensation is amortized based on the graded vesting schedule of the awards. For the years ended December 31, 2002, 2001 and 2000, Nortel Networks recorded stock option compensation expense of $87, $109 and $133, respectively. The expense for 2002 and 2001 primarily related to the acquisition of Alteon. The expense for 2000 primarily related to the acquisition of Alteon and the impact of the Arrangement on stock options held by former employees of Nortel Networks who had transferred to BCE or a BCE affiliated company as a result of the Arrangement.

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

19.	Discontinued operations

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

Consolidated statements of operations:

	2002	2001	2000

Revenues	$141	$996	$2,326

Net earnings (loss) from discontinued operations — net of tax (a)	$20	$(428)	$(475)

Net loss on disposal of operations — net of tax (b)	–	(2,568)	–

Net earnings (loss) from discontinued operations — net of tax	$20	$(2,996)	$(475)

(a)	Net earnings (loss) from discontinued operations was net of applicable income tax benefits of nil, $119 and $99 for the years ended December 31, 2002, 2001 and 2000, respectively.
(b)	Net loss on disposal of operations was net of an applicable income tax benefit of $604 for the year ended December 31, 2001.

Consolidated balance sheets:

	2002	2001

Accounts receivable — net	$20	$110

Inventories — net	–	66

Deferred income taxes	158	358

Other current assets	45	175

Total current assets of discontinued operations	223	709

Intangible assets — net	–	17

Other long-term assets (a)	48	252

Total assets of discontinued operations	$271	$978

Current liabilities (a)	$81	$421

Long-term liabilities (a)	2	10

Total liabilities of discontinued operations	$83	$431

(a)	Other long-term assets, current liabilities and long-term liabilities of discontinued operations are included in other assets, other accrued liabilities and other liabilities, respectively, of Nortel Networks consolidated balance sheets.

Consolidated statements of cash flows:

	2002	2001	2000

Cash flows from (used in) discontinued operations

Operating activities	$278	$(704)	$(784)

Investing activities	96	32	(356)

Net cash from (used in) discontinued operations	$374	$(672)	$(1,140)

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

20.	Related party transactions

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

In 2001, Nortel Networks completed the sale of substantially all of the assets in the Cogent Defence Systems business (“CDS”) to EADS Defence & Security Networks S.A.S. (“EDSN”). At that time, Nortel Networks held a 41 percent ownership interest in EDSN and European Aeronautics, Defense and Space Company (“EADS”) held the remaining 59 percent. Under the terms of the agreement, Nortel Networks sold substantially all of its assets in the CDS business including: fixed assets; accounts receivable; inventory; intellectual property; and licenses, and excluding cash on hand, as at the closing date, for consideration of approximately $143, comprised of a loan note due in 2002 and a call option to acquire an additional approximate 7 percent ownership interest in Nortel Networks France SAS beginning in 2004. Nortel Networks recorded a gain on the sale of approximately $37, included in (gain) loss on sale of business, and a deferred gain of $26, which is amortized into (gain) loss on sale of business over the life of the assets sold to EDSN. During the year ended December 31, 2002, Nortel Networks collected the loan note in the amount of approximately $119. In addition, the call option was terminated and replaced by a subsequent agreement to satisfy the remaining consideration owing during 2003. Nortel Networks recognized a gain of $16 on sale of business during the year ended December 31, 2002, related to the amortization of previously deferred gains and an additional gain on the cancellation and replacement of the call option.

Effective May 1, 2000, in conjunction with the Arrangement, BCE’s ownership interest in Nortel Networks was reduced from approximately 36 percent to a nominal amount. As a result, BCE and entities that are owned by BCE were no longer considered related parties immediately after the Arrangement.

21.	Contingencies

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

22.	Subsequent events

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

Nortel Networks obligations under the EDC Support Facility are secured on an equal basis under the existing security agreements entered into by NNL and various of its subsidiaries that pledge substantially all of the assets of NNL in favor of the lenders under NNL’s and NNI’s $750 April 2000 five year syndicated credit facilities and the holders of Nortel Networks public debt (see note 23).

23.	Supplemental consolidating financial information

As a result of NNL’s current credit ratings, various liens, pledges, and guarantees are effective under certain credit and security agreements entered into by NNL and various of its subsidiaries and will remain effective, notwithstanding the expiration of the $1,510 December 2001 364-day syndicated credit facilities. In addition, in accordance with the covenants in the trust indentures for all Nortel Networks current consolidated public debt securities, which represent primarily all of Nortel Networks consolidated long-term debt at December 31, 2002, all such public debt securities are also secured equally and ratably with the obligations under NNL’s and NNI’s credit facilities by liens on substantially all of the assets of NNL and those of most of its United States and Canadian subsidiaries and by pledges of shares in certain of NNL’s other subsidiaries. In addition, certain of NNL’s wholly owned subsidiaries have guaranteed NNL’s obligations under the credit and support facilities and outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represent either wholly owned subsidiaries of Nortel Networks whose shares have been pledged, or are the remaining subsidiaries of Nortel Networks which are not providing liens, pledges, or guarantees. Nortel Networks obligations under the EDC Support Facility are also secured on an equal basis under the security agreements (see note 22).

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

Supplemental Consolidating Statement of Operations for the year ended December 31, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$3,043	$7,867	$2,891	$(3,232)	$10,569

Cost of revenues	–	2,650	5,146	2,234	(3,232)	6,798

Gross profit	–	393	2,721	657	–	3,771

Selling, general and administrative expense (excluding stock option compensation)	–	565	1,811	260	–	2,636

Research and development expense	–	903	1,002	303	–	2,208

Amortization of acquired technology	–	–	20	137	–	157

Stock option compensation	–	–	–	87	–	87

Special charges

Goodwill impairment	–	–	203	392	–	595

Other special charges	–	340	893	345	–	1,578

Gain on sale of businesses	–	(2)	(22)	(31)	–	(55)

Operating loss	–	(1,413)	(1,186)	(836)	–	(3,435)

Equity in net loss of associated companies	(3,729)	(1,367)	(771)	(12)	5,861	(18)

Other income (expense) — net	528	(13)	56	(54)	(547)	(30)

Interest expense

Long-term debt	(83)	(103)	–	(29)	–	(215)

Other	–	–	(25)	(16)	–	(41)

Loss from continuing operations before income taxes	(3,284)	(2,896)	(1,926)	(947)	5,314	(3,739)

Income tax benefit (provision)	(2)	151	121	183	–	453

Net loss from continuing operations	(3,286)	(2,745)	(1,805)	(764)	5,314	(3,286)

Net earnings (loss) from discontinued operations — net of tax	20	21	14	(1)	(34)	20

Net loss	$(3,266)	$(2,724)	$(1,791)	$(765)	$5,280	$(3,266)

Supplemental Consolidating Statement of Operations for the year ended December 31, 2001:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$5,069	$12,716	$4,945	$(5,322)	$17,408

Cost of revenues	–	4,595	10,575	4,166	(5,322)	14,014

Gross profit	–	474	2,141	779	–	3,394

Selling, general and administrative expense	(21)	778	4,103	949	–	5,809

(excluding stock option compensation)

Research and development expense	–	1,151	1,651	400	–	3,202

In-process research and development expense	–	–	–	15	–	15

Amortization of intangibles

Acquired technology	–	–	574	232	–	806

Goodwill	–	22	1,561	2,566	–	4,149

Stock option compensation	–	–	–	109	–	109

Special charges

Goodwill impairment	–	–	1,256	10,865	–	12,121

Other special charges	–	548	1,759	1,233	–	3,540

(Gain) loss on sale of businesses	–	(10)	(109)	231	–	112

Operating earnings (loss)	21	(2,015)	(8,654)	(15,821)	–	(26,469)

Equity in net earnings (loss) of associated companies	(24,144)	(11,500)	(4,861)	6	40,349	(150)

Other income (expense) — net	(2)	435	(361)	(53)	(407)	(388)

Interest expense

Long-term debt	(32)	(144)	3	(31)	–	(204)

Other	1	(34)	(71)	(11)	–	(115)

Loss from continuing operations before income taxes	(24,156)	(13,258)	(13,944)	(15,910)	39,942	(27,326)

Income tax benefit (provision)	(4)	1,828	661	667	–	3,152

Net loss from continuing operations	(24,160)	(11,430)	(13,283)	(15,243)	39,942	(24,174)

Net loss from discontinued operations

— net of tax	(2,995)	(2,524)	(1,641)	(472)	4,636	(2,996)

Net loss before cumulative effect of accounting change	(27,155)	(13,954)	(14,924)	(15,715)	44,578	(27,170)

Cumulative effect of accounting change — net of tax	–	15	–	–	–	15

Net loss	$(27,155)	$(13,939)	$(14,924)	$(15,715)	$44,578	$(27,155)

Supplemental Consolidating Statement of Operations for the year ended December 31, 2000:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation (a)	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$8,976	$22,657	$6,294	$(9,996)	$27,931

Cost of revenues	–	7,745	12,884	4,458	(9,996)	15,091

Gross profit	–	1,231	9,773	1,836	–	12,840

Selling, general and administrative expense	–	816	3,771	863	–	5,450

(excluding stock option compensation)

Research and development expense	–	332	3,036	269	–	3,637

In-process research and development expense	–	–	64	1,351	–	1,415

Amortization of intangibles

Acquired technology	–	–	789	63	–	852

Goodwill	–	19	1,716	1,984	–	3,719

Stock option compensation	–	96	3	34	–	133

Special charges

Goodwill impairment	–	–	–	133	–	133

Other special charges	–	7	116	9	–	132

(Gain) loss on sale of businesses	–	(228)	42	13	–	(173)

Operating earnings (loss)	–	189	236	(2,883)	–	(2,458)

Equity in net loss of associated companies	(2,126)	(1,219)	(79)	(62)	3,468	(18)

Other income (expense) — net	–	459	311	130	(31)	869

Interest expense

Long-term debt	–	(54)	2	(34)	–	(86)

Other	–	6	(39)	(50)	–	(83)

Earnings (loss) from continuing operations before income taxes	(2,126)	(619)	431	(2,899)	3,437	(1,776)

Income tax benefit (provision)	–	(224)	(742)	(226)	–	(1,192)

Net loss from continuing operations	(2,126)	(843)	(311)	(3,125)	3,437	(2,968)

Net loss from discontinued operations

— net of tax	(341)	(414)	(269)	(61)	610	(475)

Net loss	$(2,467)	$(1,257)	$(580)	$(3,186)	$4,047	$(3,443)

(a)	Results of operations are for the seven month period from May 1, 2000 to December 31, 2000.

Supplemental Consolidating Balance Sheet as at December 31, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$35	$251	$2,382	$1,123	$–	$3,791

Restricted cash and cash equivalents	–	6	176	67	–	249

Accounts receivable — net	–	270	1,488	405	–	2,163

Intercompany/related party accounts receivable	–	4,200	976	722	(5,898)	–

Inventories — net	–	524	246	216	–	986

Income taxes recoverable	–	3	46	9	–	58

Deferred income taxes — net	12	178	615	(15)	–	790

Other current assets	–	108	290	60	–	458

Current assets of discontinued operations	–	74	137	12	–	223

Total current assets	47	5,614	6,356	2,599	(5,898)	8,718

Investments at cost and associated companies at equity	4,723	1,338	(8,037)	118	2,106	248

Plant and equipment — net	–	409	752	306	–	1,467

Goodwill	–	–	1,956	245	–	2,201

Intangible assets — net	–	–	–	98	–	98

Deferred income taxes — net	(26)	1,062	1,537	6	–	2,579

Other assets	36	627	1,279	389	(1,529)	802

Total assets	$4,780	$9,050	$3,843	$3,761	$(5,321)	$16,113

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$–	$2	$3	$25	$–	$30

Trade and other accounts payable	–	356	429	87	–	872

Intercompany/related party accounts payable	295	153	3,288	2,162	(5,898)	–

Payroll and benefit-related liabilities	–	32	383	92	–	507

Contractual liabilities	–	78	751	386	–	1,215

Restructuring	–	113	308	127	–	548

Other accrued liabilities	39	637	1,969	329	–	2,974

Long-term debt due within one year	–	174	8	51	–	233

Total current liabilities	334	1,545	7,139	3,259	(5,898)	6,379

Long-term debt	1,800	1,603	34	312	–	3,749

Deferred income taxes — net	(6)	263	95	(7)	–	345

Other liabilities	–	813	1,734	1,305	(1,529)	2,323

Minority interest in subsidiary companies	–	–	–	129	536	665

	2,128	4,224	9,002	4,998	(6,891)	13,461

SHAREHOLDERS’ EQUITY

Preferred shares	–	536	342	46	(924)	–

Common shares	33,583	1,211	6,061	1,744	(9,016)	33,583

Additional paid-in capital	3,754	22,004	1,563	20,009	(43,576)	3,754

Deferred stock option compensation	(91)	–	–	(100)	100	(91)

Deficit	(33,239)	(17,607)	(13,897)	(22,810)	54,314	(33,239)

Accumulated other comprehensive loss	(1,355)	(1,318)	772	(126)	672	(1,355)

Total shareholders’ equity	2,652	4,826	(5,159)	(1,237)	1,570	2,652

Total liabilities and shareholders’ equity	$4,780	$9,050	$3,843	$3,761	$(5,321)	$16,113

Supplemental Consolidating Balance Sheet as at December 31, 2001:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$18	$(41)	$2,285	$1,198	$–	$3,460

Accounts receivable — net	–	315	2,263	478	–	3,056

Intercompany/related party accounts receivable	–	4,952	1,054	637	(6,643)	–

Inventories — net	–	835	689	327	–	1,851

Income taxes recoverable	–	343	442	5	–	790

Deferred income taxes — net	–	287	1,080	19	–	1,386

Other current assets	–	103	490	132	–	725

Current assets of discontinued operations	–	245	454	10	–	709

Total current assets	18	7,039	8,757	2,806	(6,643)	11,977

Investments at cost and associated companies at equity	6,744	2,789	(8,073)	517	(1,726)	251

Plant and equipment — net	–	699	1,350	513	–	2,562

Goodwill	–	31	2,117	662	–	2,810

Intangible assets — net	–	–	20	266	–	286

Deferred income taxes — net	5	411	1,519	21	–	1,956

Other assets	212	530	1,492	755	(1,629)	1,360

Total assets	$6,979	$11,499	$7,182	$5,540	$(9,998)	$21,202

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$–	$2	$168	$201	$–	$371

Trade and other accounts payable	6	315	766	259	–	1,346

Intercompany/related party accounts payable	54	38	3,406	3,146	(6,643)	1

Payroll and benefit-related liabilities	–	63	449	125	–	637

Contractual liabilities	–	174	1,057	375	–	1,606

Restructuring	–	188	488	81	–	757

Other accrued liabilities	30	1,274	2,596	241	–	4,141

Long-term debt due within one year	–	313	63	8	–	384

Total current liabilities	90	2,367	8,993	4,436	(6,643)	9,243

Long-term debt	1,800	1,928	8	358	–	4,094

Deferred income taxes — net	–	360	100	58	–	518

Other liabilities	–	617	1,233	1,383	(1,629)	1,604

Minority interest in subsidiary companies	–	–	–	118	536	654

	1,890	5,272	10,334	6,353	(7,736)	16,113

SHAREHOLDERS’ EQUITY

Preferred shares	–	536	365	47	(948)	–

Common shares	32,895	2,111	950	1,149	(4,210)	32,895

Additional paid-in capital	3,272	18,805	6,050	20,178	(45,033)	3,272

Deferred stock option compensation	(205)	–	–	(214)	214	(205)

Deficit	(29,973)	(14,336)	(11,547)	(21,881)	47,764	(29,973)

Accumulated other comprehensive loss	(900)	(889)	1,030	(92)	(49)	(900)

Total shareholders’ equity	5,089	6,227	(3,152)	(813)	(2,262)	5,089

Total liabilities and shareholders’ equity	$6,979	$11,499	$7,182	$5,540	$(9,998)	$21,202

Supplemental Consolidating Statement of Cash Flows for the year ended December 31, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net loss from continuing operations	$(3,286)	$(2,745)	$(1,805)	$(764)	$5,314	$(3,286)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses

Amortization and depreciation	–	86	406	217	–	709

Non-cash portion of special charges and related asset write downs	–	207	541	487	–	1,235

Equity in net loss of associated companies	3,729	1,367	771	12	(5,861)	18

Stock option compensation	–	–	–	87	–	87

Deferred income taxes	16	(283)	(307)	109	–	(465)

Other liabilities	–	(1)	6	(17)	–	(12)

Gain on repurchases of outstanding debt securities	–	(60)	–	–	–	(60)

(Gain) loss on sale of investments and businesses	–	(2)	8	(17)	–	(11)

Other — net	57	375	3	16	–	451

Change in operating assets and liabilities

Accounts receivable	–	21	690	182	–	893

Inventories	–	298	283	89	–	670

Income taxes	–	193	1,136	(66)	–	1,263

Accounts payable and accrued liabilities	5	(662)	(1,421)	117	–	(1,961)

Other operating assets and liabilities	(51)	(573)	359	(27)	–	(292)

Intercompany/related party activity	348	91	(152)	(287)	–	–

Net cash from (used in) operating activities	818	(1,688)	518	138	(547)	(761)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	–	(52)	(239)	(44)	–	(335)

Proceeds on disposals of plant and equipment	–	16	390	–	–	406

Increase in restricted cash and cash equivalents	–	(17)	(148)	(66)	–	(231)

Increase in long-term receivables	–	41	(190)	(122)	–	(271)

Decrease in long-term receivables	–	25	180	97	–	302

Acquisitions of investments and businesses

— net of cash acquired	–	(5)	(24)	–	–	(29)

Proceeds on sale of investments and businesses	–	23	33	48	–	104

Investments in subsidiaries	(2,287)	–	–	–	2,287	–

Net cash from (used in) investing activities	(2,287)	31	2	(87)	2,287	(54)

Cash flows from (used in) financing activities

Dividends on common and preferred shares	–	(22)	–	–	22	–

Decrease in notes payable — net	–	–	(174)	(159)	–	(333)

Proceeds from long-term debt	–	–	1	32	–	33

Repayments of long-term debt	–	(460)	(5)	(13)	–	(478)

Decrease in capital leases payable	–	(3)	(6)	(1)	–	(10)

Issuance of common shares	863	2,287	–	–	(2,287)	863

Issuance of prepaid forward purchase contracts	623	–	–	–	–	623

Stock option fair value increment	–	–	(525)	–	525	–

Net cash from (used in) financing activities	1,486	1,802	(709)	(141)	(1,740)	698

Effect of foreign exchange rate changes on cash and cash equivalents	–	13	45	16	–	74

Net cash from (used in) continuing operations	17	158	(144)	(74)	–	(43)

Net cash from (used in) discontinued operations	–	134	241	(1)	–	374

Net increase (decrease) in cash and cash equivalents	17	292	97	(75)	–	331

Cash and cash equivalents at beginning of year— net	18	(41)	2,285	1,198	–	3,460

Cash and cash equivalents at end of year — net	$35	$251	$2,382	$1,123	$–	$3,791

Supplemental Consolidating Statement of Cash Flows for the year ended December 31, 2001:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net loss from continuing operations	$(24,160)	$(11,430)	$(13,283)	$(15,243)	$39,942	$(24,174)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	–	191	2,612	2,905	–	5,708

In-process research and development expense	–	–	–	15	–	15

Non-cash portion of special charges and related asset write downs	–	98	1,477	11,910	–	13,485

Equity in net earnings (loss) of associated companies	24,144	11,500	4,861	(6)	(40,349)	150

Stock option compensation	–	–	–	109	–	109

Deferred income taxes	(5)	(1,030)	(1,528)	(181)	–	(2,744)

Other liabilities	–	(4)	105	(23)	–	78

Loss on sale of investments and businesses	–	69	214	197	–	480

Other — net	–	(8)	320	(631)	–	(319)

Change in operating assets and liabilities:

Accounts receivable	–	988	3,692	1,197	–	5,877

Inventories	–	245	1,421	357	–	2,023

Income taxes	–	(446)	(494)	(19)	–	(959)

Accounts payable and accrued liabilities	(120)	62	306	(121)	–	127

Other operating assets and liabilities	7	(84)	405	241	–	569

Intercompany/related party activity	153	(2,539)	1,788	218	380	–

Net cash from (used in) operating activities	19	(2,388)	1,896	925	(27)	425

Cash flows from (used in) investing activities

Expenditures for plant and equipment	–	(315)	(833)	(152)	–	(1,300)

Proceeds on disposals of plant and equipment	–	23	185	–	–	208

Increase in long-term receivables	–	(201)	(88)	(444)	–	(733)

Decrease in long-term receivables	–	97	207	168	–	472

Acquisitions of investments and businesses

— net of cash acquired	–	(13)	(76)	10	–	(79)

Proceeds on sale of investments and businesses	–	6	403	195	–	604

Net cash used in investing activities	–	(403)	(202)	(223)	–	(828)

Cash flows from (used in) financing activities

Dividends on common and preferred shares	(123)	(27)	–	–	27	(123)

Increase in notes payable — net	–	12	34	39	–	85

Proceeds from long-term debt	1,756	1,500	10	20	–	3,286

Repayments of long-term debt	–	(250)	(12)	(208)	–	(470)

Proceeds from parent	(1,800)	1,800	–	–	–	–

Decrease in capital leases payable	–	(3)	(15)	(5)	–	(23)

Issuance of common shares	146	–	–	–	–	146

Net cash from (used in) financing activities	(21)	3,032	17	(154)	27	2,901

Effect of foreign exchange rate changes on cash and cash equivalents	–	1	(7)	(4)	–	(10)

Net cash from (used in) continuing operations	(2)	242	1,704	544	–	2,488

Net cash used in discontinued operations	–	(210)	(439)	(23)	–	(672)

Net increase (decrease) in cash and cash equivalents	(2)	32	1,265	521	–	1,816

Cash and cash equivalents at beginning of year — net	20	(73)	1,020	677	–	1,644

Cash and cash equivalents at end of year — net	$18	$(41)	$2,285	$1,198	$–	$3,460

Supplemental Consolidating Statement of Cash Flows for the year ended December 31, 2000:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation (a)	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net loss from continuing operations	$(2,126)	$(843)	$(311)	$(3,125)	$3,437	$(2,968)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	–	228	2,869	2,244	–	5,341

In-process research and development expense	–	–	64	1,351	–	1,415

Non-cash portion of special charges and related asset write downs	–	48	89	–	–	137

Equity in net loss of associated companies	2,126	1,219	79	62	(3,468)	18

Stock option compensation	–	96	3	34	–	133

Deferred income taxes	–	(289)	807	(23)	–	495

Other liabilities	–	16	94	(26)	–	84

Gain on sale of investments and businesses	–	(19)	(1,039)	–	–	(1,058)

Other — net	–	490	(256)	86	–	320

Change in operating assets and liabilities:

Accounts receivable	–	(523)	(635)	250	–	(908)

Inventories	–	(239)	(1,158)	(181)	–	(1,578)

Income taxes	–	25	(229)	24	–	(180)

Accounts payable and accrued liabilities	156	681	834	(1,181)	–	490

Other operating assets and liabilities	(2)	(416)	(448)	71	–	(795)

Intercompany/related party activity	(237)	393	(1,231)	1,075	–	–

Net cash from (used in) operating activities	(83)	867	(468)	661	(31)	946

Cash flows from (used in) investing activities

Expenditures for plant and equipment	–	(426)	(982)	(468)	–	(1,876)

Proceeds on disposals of plant and equipment	–	30	3	–	–	33

Increase in long-term receivables	–	(645)	(905)	(230)	–	(1,780)

Decrease in long-term receivables	–	469	746	85	–	1,300

Acquisitions of investments and businesses

— net of cash acquired	–	(95)	(244)	342	–	3

Proceeds on sale of investments and businesses	–	242	1,317	74	–	1,633

Net cash used in investing activities	–	(425)	(65)	(197)	–	(687)

Cash flows from (used in) financing activities

Dividends on common and preferred shares	(170)	(84)	–	–	31	(223)

Increase in notes payable — net	–	3	26	78	–	107

Proceeds from long-term debt	–	3	82	21	–	106

Repayments of long-term debt	–	(3)	(24)	(43)	–	(70)

Increase (decrease) in capital leases payable	–	(4)	14	(12)	–	(2)

Issuance of common shares	273	206	–	–	–	479

Net cash from financing activities	103	121	98	44	31	397

Effect of foreign exchange rate changes on cash and cash equivalents	–	1	(16)	(10)	–	(25)

Net cash from (used in) continuing operations	20	564	(451)	498	–	631

Net cash used in discontinued operations	–	(617)	(440)	(83)	–	(1,140)

Net increase (decrease) in cash and cash equivalents	20	(53)	(891)	415	–	(509)

Cash and cash equivalents at beginning of period — net	–	(20)	1,911	262	–	2,153

Cash and cash equivalents at end of period — net	$20	$(73)	$1,020	$677	$–	$1,644

(a)	Results of operations are for the seven month period from May 1, 2000 to December 31, 2000.

Quarterly Financial Data (Unaudited)

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter

(millions of U.S. dollars)	2002	2001	2002	2001	2002	2001	2002	2001

Revenues

As previously reported	$2,520	$3,456	$2,355	$3,694	$2,773	$4,610	$2,912	$5,751

As restated*	2,525	3,438	2,350	3,697	2,788	4,561	2,906	5,712

Gross profit

As previously reported	990	1,039	901	21	958	426	758	1,858

As restated*	1,029	1,132	910	72	1,013	393	819	1,797

Net loss from continuing operations

As previously reported	(248)	(1,826)	(1,799)	(3,468)	(697)	(16,644)	(841)	(2,369)

As restated*	(167)	(1,767)	(1,735)	(3,398)	(632)	(16,640)	(752)	(2,369)

Net loss from discontinued operations — net of tax

As previously reported	–	–	–	–	–	(2,784)	–	(226)

As restated*	(1)	–	2	14	3	(2,784)	16	(226)

Net loss before cumulative effect of accounting change

As previously reported	(248)	(1,826)	(1,799)	(3,468)	(697)	(19,428)	(841)	(2,595)

As restated*	(168)	(1,767)	(1,733)	(3,384)	(629)	(19,424)	(736)	(2,595)

Cumulative effect of accounting change — net of tax

As previously reported	–	–	–	–	–	–	–	15

As restated*	–	–	–	–	–	–	–	15

Net loss

As previously reported	(248)	(1,826)	(1,799)	(3,468)	(697)	(19,428)	(841)	(2,580)

As restated*	(168)	(1,767)	(1,733)	(3,384)	(629)	(19,424)	(736)	(2,580)

Basic and diluted earnings per share

— from continuing operations

As previously reported	(0.06)	(0.57)	(0.42)	(1.08)	(0.20)	(5.21)	(0.26)	(0.75)

As restated*	(0.04)	(0.55)	(0.40)	(1.06)	(0.18)	(5.21)	(0.23)	(0.75)

— from discontinued operations

As previously reported	–	–	–	–	–	(0.87)	–	(0.07)

As restated*	–	–	–	–	–	(0.87)	–	(0.07)

Basic and diluted earnings per share

As previously reported	(0.06)	(0.57)	(0.42)	(1.08)	(0.20)	(6.08)	(0.26)	(0.82)

As restated*	(0.04)	(0.55)	(0.40)	(1.06)	(0.18)	(6.08)	(0.23)	(0.82)

Dividends declared per common share

As previously reported	–	–	–	–	–	0.01875	–	0.01875

As restated*	–	–	–	–	–	0.01875	–	0.01875

*	See note 3 to the accompanying consolidated financial statements

PART III

ITEM 14. Controls and Procedures

This Item 14 has been updated to reflect the restatements as well as for events and developments subsequent to December 31, 2002.

(a) Evaluation of Disclosure Controls and Procedures

Subsequent to the evaluation referenced in Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2003, Nortel Networks has re-evaluated the effectiveness of the design and operation of Nortel Networks disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of management, including the President and Chief Executive Officer and the Chief Financial Officer, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in light of the restatements and the identification of certain material weaknesses discussed below.

In connection with the comprehensive and related reviews and work undertaken in connection with the restatements of Nortel Networks financial statements for the years ended December 31, 2002, 2001 and 2000 and the quarterly periods ended March 31 and June 30, 2003 (as more fully described in note 3 to the accompanying (audited) consolidated financial statements in “Developments in 2003 — Restatements” in the MD&A), Nortel Networks identified a number of deficiencies in Nortel Networks internal control over financial reporting. In addition, as part of the communications by Nortel Networks independent auditors Deloitte & Touche LLP (“D&T”) to the Nortel Networks Audit Committee with respect to D&T’s interim audit procedures for the year ending December 31, 2003, D&T informed the Audit Committee that they had identified the following “reportable conditions” each of which constituted a “material weakness” (as each such term is defined under standards established by the American Institute of Certified Public Accountants) in Nortel Networks internal control:

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

Based on the re-evaluation described above and D&T’s communication to the Nortel Networks Audit Committee, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these material weaknesses, if not addressed, could result in accounting errors such as those underlying the restatements of the Nortel Networks consolidated financial statements. In this regard, and as noted in connection with this re-evaluation, Nortel Networks has already undertaken changes to its internal control over financial reporting by initiating more thorough reviews of its balance sheet accounts at appropriate levels within Nortel Networks finance organization across all of its segments and major geographic regions. The President and Chief Executive Officer and the Chief Financial Officer further concluded, based on such re-evaluation, that the design and operation of Nortel Networks disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports Nortel Networks files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, except for the material weaknesses identified above.

(b) Changes in Internal Control

Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and the fiscal quarters ended March 31, 2003 and June 30, 2003. The restatements primarily relate to the determination by Nortel Networks that $935 of liabilities (primarily accruals and provisions) carried on its previously reported balance sheet as at December 31, 2002 needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate its financial statements, Nortel Networks also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, Nortel Networks made adjustments to correct errors relating to its deferred income tax assets and foreign currency translation accounts. The net effect of the restatement adjustments to Nortel Networks accumulated deficit as at December 31, 2002 was $497. Please see note 3 to the accompanying (audited) consolidated financial statements in “Developments in 2003 — Restatements” in the MD&A for further information concerning the restatements and their impact on Nortel Networks financials statements.

An independent review is being conducted by the Audit Committee to examine the facts and circumstances, leading to the need to restate Nortel Networks financial statements for the relevant periods and to consider appropriate improvements to Nortel Networks processes and procedures. The law firm of Wilmer, Cutler & Pickering has been retained by and will report to the Audit Committee for such purposes. In addition to considering the implementation of such improvements to processes and procedures as may be recommended in connection with the independent review, senior management intends to take steps to strengthen Nortel Networks internal control over financial reporting and prevent a recurrence of the circumstances that resulted in the need for the restatements. As noted above, Nortel Networks has already undertaken changes to its internal control over financial reporting by initiating more thorough reviews of its balance sheet accounts at appropriate levels within Nortel Networks finance organization across all of its segments and major geographic regions. In addition, Nortel Networks plans to:

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

There has been no change in Nortel Networks internal control over financial reporting during the period covered by this report or, with the exception of the items noted above, in the period ended September 30, 2003 covered by Nortel Networks Quarterly Report on Form 10-Q filed with the SEC on November 19, 2003 that has materially affected or is reasonably likely to materially affect Nortel Networks internal control over financial reporting.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The information set forth in this Item 15 has not been revised to reflect events and developments subsequent to December 31, 2002 except for Exhibits 12, 23.1, 23.2, 31.1, 31.2 and 32

1.	Financial Statements

The index to the Consolidated Financial Statements appears on page 78.

2.	Financial Statement Schedules

		Page

	Quarterly Financial Data (Unaudited)	F-78

	Independent Auditors’ Report	88

II	Valuation and Qualifying Accounts and Reserves, Provision for Uncollectibles	89

	Audited Financial Statements and the notes thereto of Nortel Networks S.A., prepared in accordance with United States generally accepted accounting principles, for the three years ended December 31, 2002	91

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

Nortel Networks Corporation filed a Current Report on Form 8-K dated October 11, 2002 related to a press release stating that in a letter from the President and Chief Executive Officer to employees subsequently issued on the same date updated employees on Nortel Networks Corporation’s third quarter 2002 revenues and its progress on driving to achieve profitability.

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

Nortel Networks Corporation filed a Current Report on Form 8-K dated December 13, 2002 related to the amendments dated as of December 12, 2002, (i) to the U.S. Guarantee and Security Agreement, the Canadian Guarantee and Security Agreement among Nortel Networks Limited, Nortel Networks Inc. and the Subsidiary Lien Guarantors party thereto and JP Morgan Chase Bank, as Collateral Agent, and (ii) to certain Foreign Subsidiary Guarantees dated as of April 4, 2002, among Nortel Networks (Ireland) Limited, Nortel Networks UK Limited, Nortel Networks (Asia) and JP Morgan Chase Bank, as Collateral Agent.

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

4.	Exhibit Index

The Items listed as Exhibits 10.2 to 10.7 and 10.27 to 10.47 relate to management contracts or compensatory plans or arrangements.

Exhibit
Number	Description

*2.	Amended and Restated Arrangement Agreement involving BCE Inc., Nortel Networks Corporation, formerly known as New Nortel Inc., and Nortel Networks Limited, formerly known as Nortel Networks Corporation, made as of January 26, 2000, as amended and restated March 13, 2000 (including Plan of Arrangement under Section 192 of the Canada Business Corporations Act) (filed as Exhibit 2.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 1, 2000).

*3.1	Restated Certificate and Articles of Incorporation of Nortel Networks Corporation (filed as Exhibit 3 to Nortel Networks Corporation’s Current Report on Form 8-K dated October 18, 2000).

*3.2	By-Law No. 1 of Nortel Networks Corporation (filed as Exhibit 3.2 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*4.1	Shareholders Rights Plan Agreement dated as of March 13, 2000 between Nortel Networks Corporation and Montreal Trust Company of Canada, which includes the Form of Rights Certificate as Exhibit A thereto (filed as Exhibit 3 to Nortel Networks Corporation’s Registration Statement on Form 8-A filed on April 28, 2000 as amended by the Registration Statement on Form 8-A/A filed on May 1, 2000).

*4.2	Indenture dated as of November 30, 1988, between Nortel Networks Limited and The Toronto-Dominion Bank Trust Company, as trustee, related to debt securities authenticated and delivered thereunder, which comprised the 6% Notes due September 1, 2003, and the 6 7/8% Notes due September 1, 2023 issued by Nortel Networks Limited (filed as Exhibit 4.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

*4.3	Indenture dated as of February 15, 1996, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, formerly Northern Telecom Capital Corporation, as issuer, and The Bank of New York, as trustee, related to debt securities and guarantees authenticated and delivered thereunder, which comprised the 7.40% Notes due 2006 and the 7.875% Notes due 2026 (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-1720) of Nortel Networks Limited and Nortel Networks Capital Corporation).

*4.4	Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to debt securities authenticated and delivered thereunder (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-51888) of Nortel Networks Limited and Nortel Networks Capital Corporation).

Exhibit
Number	Description

*4.5	First Supplemental Indenture dated as of February 1, 2001 to Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to 6.125% Notes due 2006 (filed as Exhibit 4.1 to Nortel Networks Limited’s Current Report on Form 8-K dated February 2, 2001).

*4.6	Instrument of Resignation, Appointment and Acceptance entered into as of December 19, 2002, effective as of January 2, 2003, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, Citibank, N.A. and Deutsche Bank Trust Company Americas, with respect to the Indenture dated as of December 5, 2000, as supplemented by a First Supplemental Indenture dated as of February 1, 2001 related to debt securities (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).

*4.7	Indenture dated as of August 15, 2001 between Nortel Networks Corporation, Nortel Networks Limited, as guarantor, and Bankers Trust Company, as trustee, related to convertible debt securities and guarantees authenticated and delivered thereunder, which comprised the 4.25% Convertible Senior Notes due 2008 (filed as Exhibit 4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.1	Third Amended and Restated Reciprocal Credit Agreement dated as of December 19, 2002 between Nortel Networks Corporation, Nortel Networks Limited, and the other parties who have executed the agreement (filed as Exhibit 10.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).

*10.2	Nortel Networks Supplementary Executive Retirement Plan, as amended effective October 18, 2001 and October 23, 2002 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).

*10.3	Agreement dated April 29, 1997 related to the remuneration of the Chief Legal Officer (filed as Exhibit 10.3 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.4	Acknowledgement effective as of June 1, 2000 related to the remuneration of the Chief Legal Officer (filed as Exhibit 10.4 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.5	Statement describing the retirement arrangements of the former President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.6	Nortel Networks Corporation Executive Retention and Termination Plan, as amended and restated, effective from June 26, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.7	Nortel Networks Corporation Special Retention Plan effective August 1, 2001 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.8	Purchase Contract and Unit Agreement dated as of June 12, 2002 among Nortel Networks Corporation, Computershare Trust Company of Canada, as purchase contract agent, and Holders (as defined therein) from time to time (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.9	Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as borrower,

Exhibit
Number	Description

various banks, as lenders, Royal Bank of Canada and Toronto Dominion Bank, as co-syndication agents, and J.P. Morgan Canada, as administrative agent (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.10	Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, various banks, as lenders, ABN AMRO Bank N.V., Bank of America N.A. and Citibank N.A., as co-syndication agents, and Morgan Guaranty Trust Company of New York, as administrative agent (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.11	U.S. Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited, Nortel Networks Inc. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated January 18, 2002).

*10.12	Amendment No. 1 dated as of December 12, 2002 to the U.S. Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Lien Grantors party thereto and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 13, 2002).

*10.13	Canadian Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited and certain of its subsidiaries and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 4, 2002).

*10.14	Amendment No. 1 dated as of December 12, 2002 to the Canadian Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Guarantors party thereto and JP Morgan Chase Bank, as Collateral Agent (filed as Exhibit 99.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 13, 2002).

*10.15	Form of Nortel Networks Limited Foreign Subsidiary Guarantee dated as of April 4, 2002 and schedule thereto listing the specific foreign subsidiary guarantees which are not attached as exhibits (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.16	Amendment No. 1 dated as of December 12, 2002 to certain Foreign Subsidiary Guarantees dated as of April 4, 2002 among Nortel Networks (Ireland) Limited, Nortel Networks UK Limited, Nortel Networks (Asia) Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.4 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 13, 2002).

*10.17	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.18	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Corporation and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.10 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.19	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Inc. and JP Morgan Chase Bank, as Collateral Agent (filed as Exhibit 10.11 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.20	Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Finance & Holding B.V., Nortel Networks S.A., and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.12 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

Exhibit
Number	Description

*10.21	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent, together with (a) the Supplementing Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding, B.V. and JPMorgan Chase Bank, as Collateral Agent, (b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, and (c) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks U.K. Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.13 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.22	Foreign Pledge Agreement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, together with (a) the Pledge Agreement Supplement, dated as of April 4, 2002 between Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent, and (b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V., Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.14 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.23	Pledge Agreement Supplement dated as of May 20, 2002 between Nortel Networks Mauritius Ltd and JPMorgan Chase Bank, as Collateral Agent supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.24	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.25	Pledge Agreement Supplement dated as of June 4, 2002 between Nortel Networks Singapore Pte Ltd, and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.7 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.26	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JP Morgan Chase Bank, as Collateral Agent (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.27	Nortel Networks Limited SUCCESS Plan effective July 25, 2002 (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.28	Supplementary Pension Credits Arrangement (filed as Exhibit 10.14 to Nortel Networks Corporation’s Registration Statement on Form S-1 (No. 2-71087)).

*10.29	Statements describing the right of certain executives in Canada to defer all or part of their short-term and long-term incentive awards (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

Exhibit
Number	Description

*10.30	Statement describing eligibility for the Group Life Insurance Plan for directors who are not salaried employees of Nortel Networks Corporation (filed as Exhibit 10.30 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).

*10.31	Resolutions of the Board of Directors of Nortel Networks Corporation dated January 24, 2002, related to the payment of directors fees (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.32	Resolutions of the Board of Directors of Nortel Networks Limited dated January 24, 2002, related to the payment of directors fees (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.33	Resolutions of the Board of Directors of Nortel Networks Limited dated December 17, 1993, as amended by resolutions of the Board of Directors of Nortel Networks Limited dated February 29, 1996, providing for retirement compensation of directors who are not salaried employees of Nortel Networks Limited or its subsidiaries (filed as Exhibit 10.33 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).

*10.34	Agreement between a director of Nortel Networks Corporation and Nortel Networks Limited and the respective companies dated June 22, 2001 setting forth the arrangements with respect to serving as non-executive chairman of each of the board of directors of Nortel Networks Corporation and Nortel Networks Limited (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.35	Resolution of the Board of Directors of Nortel Networks Corporation dated July 25, 2002 related to payment of audit committee chairman fees (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.36	Resolution of the Board of Directors of Nortel Networks Limited dated July 25, 2002 related to payment of audit committee chairman fees (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.37	General description of cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.38	Nortel Networks Limited Restricted Stock Unit Plan dated as of January 30, 1997, as amended effective April 29, 1999, September 1, 1999, February 15, 2000, May 1, 2000, and November 15, 2000 (filed as Exhibit 10.17 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.39	Nortel Networks Corporation Directors’ Deferred Share Compensation Plan effective January 1, 2002 (filed as Exhibit 10.4 to Nortel Networks Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.40	Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998 and amended and restated as of May 1, 2000 as further amended effective January 1, 2002 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.41	Nortel Networks Corporation 1986 Stock Option Plan as Amended and Restated, as amended effective April 30, 1992, April 27, 1995, December 28, 1995, April 8, 1998, February 25, 1999, April 29, 1999, September 1, 1999, December 16, 1999, May 1, 2000 and January 31, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the for the quarter ended March 31, 2002).

*10.42	Nortel Networks Corporation 2000 Stock Option Plan as amended effective May 1, 2000 and January 31,

Exhibit
Number	Description

2002 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10.43	Nortel Networks NA Inc., formerly known as Bay Networks, Inc., 1994 Stock Option Plan as Amended and Restated, as amended effective May 1, 2000 (filed as Exhibit 4.3 to Post-Effective Amendment No. 2 on Form S-8 to Nortel Networks Corporation’s Registration Statement on Form S-4 (No. 333-9066)).

*10.44	Nortel Networks/BCE 1985 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.45	Nortel Networks/BCE 1999 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.46	Assumption Agreement between Nortel Networks Corporation and Nortel Networks Limited dated March 5, 2001, regarding the assumption and agreement by Nortel Networks Corporation to perform certain covenants and obligations of Nortel Networks Limited under the Nortel Networks Limited Executive Retention and Termination Plan (filed as Exhibit 10.25 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.47	Nortel Networks U.S. Deferred Compensation Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement on Form S-8 (No. 333-11558)).

12.	Computation of Ratios.

21.	Subsidiaries of the Registrant (filed as Exhibit 21 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).*

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte Touche Tohmatsu.

24.	Power of Attorney of certain directors and officers (filed as Exhibit 24 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).*

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Nortel Networks Corporation

We have audited the consolidated financial statements of Nortel Networks Corporation and its subsidiaries (“Nortel Networks”) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 10, 2003 (February 14, 2003, as to note 22, December 23, 2003, as to the effects of the restatements described in note 3) (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the change in method of accounting for goodwill and the restatement described in note 3); such report is included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of Nortel Networks listed in Item 15. This financial statement schedule is the responsibility of Nortel Networks management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chartered Accountants

Toronto, Canada
February 10, 2003 (December 23, 2003 as to the effects of the restatements described in note 3)

Schedule II
Consolidated

NORTEL NETWORKS CORPORATION
Valuation and Qualifying Accounts and Reserves
Provision For Uncollectibles*
(millions of U.S. dollars)

		Additions
	Balance at	charged		Balance at
	beginning of	to costs		end of
US GAAP	year	and expenses	Deductions **	year

Year 2002***	$1,543	$281	$571	$1,253

Year 2001***	$829	$1,358	$644	$1,543

Year 2000***	$602	$333	$106	$829

*	Excludes Discontinued Operations
**	Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, less recoveries and foreign exchange translation adjustments
***	Restated (see note 3 to the accompanying consolidated financial statements)

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Nortel Networks S.A.

We have audited the accompanying balance sheets of Nortel Networks S.A., a subsidiary of Nortel Networks Limited, as of December 31, 2002 and 2001 and the related statements of operations, shareholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2002 (all expressed in Euros). These financial statements are the responsibility of Nortel Networks S.A. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nortel Networks S.A. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in note 2, the accompanying financial statements of Nortel Networks S.A. as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, have been restated.

Deloitte Touche Tohmatsu
/s/ Nicholas L.E. ROLT

Nicholas L.E. ROLT
Neuilly, France
February 25, 2003 (December 23, 2003 as to the effects of the restatements described in note 2)

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Statements of Operations for the years ended December 31

(thousands of Euros)	2002 As restated*	2001 As restated*	2000 As restated*

Revenues — external	€214,922	€275,915	€633,274

— related parties	473,223	429,643	671,965

	688,145	705,558	1,305,239

Cost of revenues	595,637	809,472	1,021,100

Gross profit (loss)	92,508	(103,914)	284,139

Selling, general and administrative expense	31,998	74,617	133,148

Research and development expense	257,585	253,327	88,724

Special charges	58,854	74,463	2,046

Operating income (loss)	(255,929)	(506,321)	60,221

Other income — net	18,962	46,240	128,333

Foreign exchange gain (loss)	(1,557)	4,442	(9,882)

Interest expense	(6,524)	(5,033)	(6,423)

Earnings (loss) before income taxes	(245,048)	(460,672)	172,249

Income tax benefit (provision)	1,680	26,198	(47,340)

Net earnings (loss)	€(243,368)	€(434,474)	€124,909

* See note 2

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Balance Sheets as at December 31

(thousands of Euros)	2002	2001
	As restated*	As restated*

ASSETS

Current assets

Cash and cash equivalents	€66,687	€49,304

Accounts receivable (less provisions of €10,589 for 2002, €17,950 for 2001)	45,665	42,187

Inventories — net	58,385	94,065

Receivables from related parties	123,272	442,459

Income taxes recoverable	–	91

Other current assets	99,490	48,665

Total current assets	393,499	676,771

Plant and equipment — net	126,948	125,977

Investments at cost	5,632	10,494

Deferred income taxes — net	35,304	31,305

Other assets	6	12

Long-term receivable from related party	140,010	–

Total assets	€701,399	€844,559

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities

Notes payable	€–	€20,533

Note payable to related party	–	106,048

Trade and other accounts payable	152,879	185,511

Payables to related parties	52,024	316,803

Other accrued liabilities	181,934	161,480

Total current liabilities	386,837	790,375

Other liabilities	1,837	2,454

Long-term note payable to related party	200,000	181,000

	588,674	973,829

Guarantees and commitments (note 10)

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 61,308,951 for 2002 and 2,307,286 for 2001	306,544	35,762

Additional paid-in capital	–	158,174

Retained earnings (deficit)	(193,819)	(323,206)

Total shareholders’ equity (deficiency)	112,725	(129,270)

Total liabilities and shareholders’ equity (deficiency)	€701,399	€844,559

*	See note 2

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Statements of Shareholders’ Equity (Deficiency)

				Total
		Additional	Retained	shareholders'
	Common	paid-in	earnings	equity
(thousands of Euros)	shares	capital	(deficit)	(deficiency)
	As restated*	As restated*	As restated*	As restated*

Balance at December 31, 1999	€33,244	€111,847	€35,204	€180,295

Capital restructuring	2,518	46,327	(48,845)	–

Net earnings	–	–	124,909	124,909

Balance at December 31, 2000*	€35,762	€158,174	€111,268	€305,204

Net loss	–	–	(434,474)	(434,474)

Balance at December 31, 2001*	€35,762	€158,174	€(323,206)	€(129,270)

Common shares issued — net	485,363	–	–	485,363

Capital restructuring	(214,581)	(158,174)	372,755	–

Net loss	–	–	(243,368)	(243,368)

Balance at December 31, 2002*	€306,544	€–	€(193,819)	€112,725

*	See note 2

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Statements of Cash Flows for the years ended December 31

(thousands of Euros)	2002	2001	2000
	As restated*	As restated*	As restated*

Cash flows from (used in) operating activities

Net earnings (loss)	€(243,368)	€(434,474)	€124,909

Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:

Amortization and depreciation	39,192	36,117	43,122

Deferred income taxes	2,099	(29,627)	19,025

Write down of investments	4,862	–	–

Gain (loss) on disposal of assets	6,042	(3,589)	(17,880)

Changes in operating assets and liabilities:

Accounts receivable	(3,478)	41,307	(3,721)

Receivables from related parties	319,187	13,358	(269,027)

Inventories	35,680	(8,428)	15,474

Accounts payable and accrued liabilities	(11,625)	(69,339)	84,095

Payables to related parties	(264,779)	212,884	46,334

Income taxes	91	(27,360)	26,688

Other operating assets and liabilities	(57,535)	69,958	(93,619)

Net cash used in operating activities	(173,632)	(199,193)	(24,600)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(47,176)	(72,934)	(74,922)

Proceeds on disposal of plant and equipment	419	6,990	18,736

Net cash used in investing activities	(46,757)	(65,944)	(56,186)

Cash flows from (used in) financing activities

Issuance of common shares	204,363	–	–

Increase (decrease) in notes payable and receivable to related parties — net	53,942	287,048	(23,866)

Increase (decrease) in notes payable — net	(20,533)	9,822	10,516

Net cash from (used in) financing activities	237,772	296,870	(13,350)

Net increase (decrease) in cash and cash equivalents	17,383	31,733	(94,136)

Cash and cash equivalents, beginning of year — net	49,304	17,571	111,707

Cash and cash equivalents, end of year — net	€66,687	€49,304	€17,571

*	See note 2

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

In 2001, Nortel Networks entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. Nortel Networks implemented a company-wide restructuring plan to streamline its operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of its capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, Nortel Networks workforce declined significantly from January 1, 2001 to December 31, 2002 and over the same time period Nortel Networks significantly reduced its facilities.

Subsequent to the issuance of its financial statements for the year ended December 31, 2002, Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q with the Securities and Exchange Commission in the United States, for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews completed by Nortel Networks (collectively, the “comprehensive review”), Nortel Networks S.A. has determined that approximately €34,675 and €27,062 of certain liabilities (primarily accruals and provisions) carried on its previously reported balance sheets as at December 31, 2002 and 2001, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate its financial statements for the periods noted above, Nortel Networks S.A. also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks S.A. has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as a result of the restatements, Nortel Networks S.A. made adjustments to its global profit split accounts (see notes 7 and 8). The net effect of all of these adjustments was a reduction in accumulated deficit of €27,835 and €6,022 as at December 31, 2002 and 2001, respectively, and a reduction of the accumulated retained earnings of €1,975 as at December 31, 2000.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Revenues

As previously reported	€689,665	€705,938	€1,305,239

Adjustments	(1,520)	(380)	–

As restated	€688,145	€705,558	€1,305,239

Earnings (loss)

Earnings (loss) before income taxes

As previously reported	€(266,861)	€(468,669)	€174,224

Adjustments	21,813	7,997	(1,975)

As restated	€(245,048)	€(460,672)	€172,249

Net earnings (loss)

As previously reported	€(265,181)	€(442,471)	€126,884

Adjustments	21,813	7,997	(1,975)

As restated	€(243,368)	€(434,474)	€124,909

Nortel Networks has also undertaken a series of physical counts and reconciliations of plant and equipment. While Nortel Networks believes that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in its consolidated balance sheet as at December 31, 2002, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents details by category, aggregating to the net decrease in net losses or income resulting from the restatement adjustments for the years ended December 31:

Net decrease in net (earnings) loss

	2002	2001	2000

Contract and customer-related accruals	€(2,866)	€23,293	€17

Special charges related to restructuring actions	4,300	2,087	–

Other accruals and provisions	8,803	2,597	–

Total accruals and provisions adjustments	€10,237	€27,977	€17

Revenue adjustments	(1,520)	(380)	–

Global profit split adjustments	13,096	(19,600)	(1,992)

Net Decrease in net (earnings) loss	€21,813	€7,997	€(1,975)

Descriptions of the categories of the restatement adjustments to Nortel Networks net (earnings) loss for the years ended December 31, 2002, 2001 and 2000 that were determined as a result of its comprehensive review are set forth below.

Contract and customer-related accruals

Adjustments related to certain contract and customer-related accruals were approximately €(2,866), €23,293 and €17 for the years ended December 31, 2002, 2001 and 2000, respectively. These accruals were identified as having been accrued in error and were reversed in the appropriate periods. Nortel Networks S.A. identified situations in which additional accruals related to certain contracts were recognized when circumstances did not justify such accruals. Certain of these accruals were not supported by adequate documentation. In addition, Nortel Networks S.A. identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods.

Special charges related to restructuring actions

During the period January 1, 2000 to December 31, 2002, Nortel Networks recorded, prior to the restatement adjustments, €19,962 of special charges related to workforce reductions, contract settlement and lease costs, plant and equipment write-downs and other ancillary special charges in connection with the implementation of specific restructuring actions to streamline its operations and activities around core markets and operations. As part of the restatements, Nortel Networks S.A. has reduced special charges by €4,300, €2,087 and €- for the years ended December 31, 2002, 2001 and 2000, respectively. The following table provides details of the total adjustments related to these special charges for the years ended December 31:

	2002	2001	2000

Severance and fringe benefits calculations	€3,465	€1,535	€–

Plant and equipment and real estate related adjustments	1,104	552	–

Contract settlements	–	–	–

Other	(269)	–	–

Total adjustments related to special charges (a)	€4,300	€2,087	€–

Adjustments were made relating to special charges for costs associated with severance and fringe benefits offered to terminated employees. These adjustments were due to calculation errors that resulted in excess charges being recorded at the time of initial recognition, or the failure to properly release or adjust accruals for subsequent changes in estimates and assumptions. In addition, Nortel Networks S.A. identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods.

Adjustments related to special charges for plant and equipment and certain real estate facilities resulted from excess depreciation and amortization charges taken on previously written-down assets, and the need to recognize additional exit costs for properties which had not previously been accrued to special charges.

Other accruals and provisions

The other accruals and provisions all related to research and development expenses. Nortel Networks S.A. determined that accruals and provisions of approximately €8,803 and €2,597 for the years ended December 31, 2002 and 2001, respectively, should not have been recorded as the appropriate conditions and documentation supporting the establishment of these accruals and provisions did not exist at the time of such recognition. The restatement adjustments included the reversal of these accruals and provisions in the periods in which they were originally recorded.

Global profit split adjustments (Related party)

As a result of the restatement of the financial results of Nortel Networks, certain global profit split adjustments were estimated to reflect the effect of the restatement on the global profit split methodology (see note 8 for detailed discussion of the related party transactions). Accordingly, Nortel Networks S.A. received an additional charge/(credit) of €(13,096) in 2002, €19,600 in 2001, and €1,992 in 2000. These adjustments were allocated to cost of revenue.

Revenue adjustments

Nortel Networks S.A. recognized revenue in circumstances in which such revenue should have been deferred to later periods. Adjustments primarily related to the accounting treatment of certain contract related obligations with a limited number of customers. In these cases, such obligations should not have been recorded; rather, recognition of revenue should have been deferred. In the restatements, Nortel Networks S.A. deferred the recognition of such revenues to the appropriate periods and released associated accrued costs in the appropriate periods. The net impact for these adjustments was a €1,520 decrease, a €380 decrease and no changes to revenues for the years ended December 31, 2002, 2001 and 2000 respectively.

Impacts of the restatements on the accompanying consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying financial statements.

Statement of operations for the year ended December 31, 2002 as restated

Net loss for the year ended December 31, 2002 was reduced by €21,813 from €265,181 to €243,368. The major components of the reduction included:

•	a €8,710 improvement in gross profit which included a €1,520 reduction in revenues which resulted from revenue deferrals and a €10,230 improvement to cost of revenues (which resulted from adjustments to contract and customer-related accruals of €2,866 offset by €13,096 of global profit split adjustments for research and development cost sharing arrangement);

•	a €8,803 decrease in research and development expense due to net decrease in other accruals and provisions;

•	a €4,300 decrease in special charges which resulted from the release of accruals associated with severance and fringe benefits for terminated employees, plant and equipment write downs and other ancillary special charges in connection with the implementation of specific restructuring actions to streamline operations.

Statement of operations for the year ended December 31, 2001 as restated

Net loss for the year ended December 31, 2001 was reduced by €7,997 from €442,471 to €434,474. The major components of the reduction included:

•	a €3,313 improvement in gross profit which included a €380 reduction in revenues which resulted from revenue deferrals and a €3,693 improvement to cost of revenues (which resulted from adjustments to contract and customer-related accruals of €23,293 offset by €19,600 of global profit split adjustments for research and development cost sharing arrangement);

•	a €2,597 decrease in research and development expense due to net decrease in other accruals and provisions;

•	a €2,087 decrease in special charges which resulted from the release of accruals associated with severance and fringe benefits for terminated employees and plant and equipment write downs;

Statement of operations for the year ended December 31, 2000 as restated

Net income for the year ended December 31, 2000 was reduced by €1,975 from €126,884 to €124,909. The major components of the reduction included:

•	a €1,975 decrease in gross profit due to an increase to cost of revenues (which resulted from adjustments to contract and customer-related accruals of €17 offset by €1,992 of global profit split adjustments for research and development cost sharing arrangement);

Balance sheets as at December 31, 2002 and 2001 as restated

Restatements

The consolidated balance sheets below present the cumulative impact of the restatement adjustments described above classified by balance sheet line item as at December 31, 2002 and 2001.

Statement of Operations for the year ended December 31

	2002

	As
	previously		As
	reported	Adjustments	restated

(thousands of Euros)

Revenues — external	€216,442	€(1,520)	€214,922

— related parties	473,223	€—	473,223

	689,665	(1,520)	688,145

Cost of revenues	605,867	€(10,230)	595,637

Gross profit (loss)	83,798	8,710	92,508

Selling, general and administrative expense	31,998	—	31,998

Research and development expense	266,388	(8,803)	257,585

Special charges	63,154	(4,300)	58,854

Operating income (loss)	(277,742)	21,813	(255,929)

Other income — net	18,962	—	18,962

Foreign exchange gain (loss)	(1,557)	—	(1,557)

Interest expense	(6,524)	—	(6,524)

Earnings (loss) before income taxes	(266,861)	21,813	(245,048)

Income tax benefit (provision)	1,680	—	1,680

Net earnings (loss)	€(265,181)	€21,813	€(243,368)

Statement of Operations for the year ended December 31

	2001

	As
	previously		As
	reported	Adjustments	restated

(thousands of Euros)

Revenues — external	€276,295	€(380)	€275,915

— related parties	429,643	€—	429,643

	705,938	(380)	705,558

Cost of revenues	813,165	€(3,693)	809,472

Gross profit (loss)	(107,227)	3,313	(103,914)

Selling, general and administrative expense	74,617	—	74,617

Research and development expense	255,924	(2,597)	253,327

Special charges	76,550	(2,087)	74,463

Operating income (loss)	(514,318)	7,997	(506,321)

Other income — net	46,240	—	46,240

Foreign exchange gain (loss)	4,442	—	4,442

Interest expense	(5,033)	—	(5,033)

Earnings (loss) before income taxes	(468,669)	7,997	(460,672)

Income tax benefit (provision)	26,198	—	26,198

Net earnings (loss)	€(442,471)	€7,997	€(434,474)

Statement of Operations for the year ended December 31

	2000

	As
	previously		As
	reported	Adjustments	restated

(thousands of Euros)

Revenues — external	€633,274	€—	€633,274

— related parties	671,965	€—	671,965

	1,305,239	—	1,305,239

Cost of revenues	1,019,125	1,975	1,021,100

Gross profit (loss)	286,114	(1,975)	284,139

Selling, general and administrative expense	133,148	—	133,148

Research and development expense	88,724	—	88,724

Special charges	2,046	—	2,046

Operating income (loss)	62,196	(1,975)	60,221

Other income — net	128,333	—	128,333

Foreign exchange gain (loss)	(9,882)	—	(9,882)

Interest expense	(6,423)	—	(6,423)

Earnings (loss) before income taxes	174,224	(1,975)	172,249

Income tax benefit (provision)	(47,340)	—	(47,340)

Net earnings (loss)	€126,884	€(1,975)	€124,909

Balance Sheet

	December 31, 2002

	As
	previously		As
(thousands of Euros)	reported	Restatement	restated

ASSETS

Current assets

Cash and cash equivalents	€66,687	€–	€66,687

Accounts receivable (less provisions of €10,589 for 2002, €17,950 for 2001)	45,665	–	45,665

Inventories — net	58,385	–	58,385

Receivables from related parties	123,272	–	123,272

Income taxes recoverable	–	–	–

Other current assets	99,490	–	99,490

Total current assets	393,499	–	393,499

Plant and equipment — net	125,292	1,656	126,948

Investments at cost	5,632	–	5,632

Deferred income taxes — net	35,304	–	35,304

Other assets	6	–	6

Long-term receivable from related party	140,010	–	140,010

Total assets	€699,743	€1,656	€701,399

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities

Notes payable	€–	€–	€–

Note payable to related party	–	–	–

Trade and other accounts payable	157,982	(5,103)	152,879

Payables to related parties	43,528	8,496	52,024

Other accrued liabilities	211,506	(29,572)	181,934

Total current liabilities	413,016	(26,179)	386,837

Other liabilities	1,837	–	1,837

Long-term note payable to related party	200,000	–	200,000

	614,853	(26,179)	588,674

Guarantees and commitments (note 10)

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common shares, without par value — Authorized shares: unlimited;

Issued and outstanding shares: 61,308,951 for 2002 and 2,307,286 for 2001	306,544	–	306,544

Additional paid-in capital	–	–	–

Retained earnings (deficit)	(221,654)	27,835	(193,819)

Total shareholders’ equity (deficiency)	84,890	27,835	112,725

Total liabilities and shareholders’ equity (deficiency)	€699,743	€1,656	€701,399

Balance Sheet

	December 31, 2001
	As
	previously		As
(thousands of Euros)	reported	Restatement	restated

ASSETS

Current assets

Cash and cash equivalents	€49,304	€–	€49,304

Accounts receivable (less provisions of €10,589 for 2002, €17,950 for 2001)	42,187	–	42,187

Inventories — net	94,065	–	94,065

Receivables from related parties	442,459	–	442,459

Income taxes recoverable	91	–	91

Other current assets	48,665	–	48,665

Total current assets	676,771	–	676,771

Plant and equipment — net	125,425	552	125,977

Investments at cost	10,494	–	10,494

Deferred income taxes — net	31,305	–	31,305

Other assets	12	–	12

Long-term receivable from related party	–	–	–

Total assets	€844,007	€552	€844,559

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities

Notes payable	€20,533	€–	€20,533

Note payable to related party	106,048	–	106,048

Trade and other accounts payable	187,230	(1,719)	185,511

Payables to related parties	295,211	21,592	316,803

Other accrued liabilities	186,823	(25,343)	161,480

Total current liabilities	795,845	(5,470)	790,375

Other liabilities	2,454	–	2,454

Long-term note payable to related party	181,000	–	181,000

	979,299	(5,470)	973,829

Guarantees and commitments (note 10)

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common shares, without par value — Authorized shares: unlimited;

Issued and outstanding shares: 61,308,951 for 2002 and 2,307,286 for 2001	35,762	–	35,762

Additional paid-in capital	158,174	–	158,174

Retained earnings (deficit)	(329,228)	6,022	(323,206)

Total shareholders’ equity (deficiency)	(135,292)	6,022	(129,270)

Total liabilities and shareholders’ equity (deficiency)	€844,007	€552	€844,559

3.	Significant accounting policies

Basis of presentation

The accompanying financial statements of Nortel Networks S.A. have been prepared in accordance with accounting principles generally accepted in the United States of America.

As described in note 2, the statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000 and balance sheets as at December 31, 2002 and 2001, including the applicable notes, have been restated.

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

Had Nortel Networks S.A. applied the fair value based method in prior years, regarding the participation of its eligible employees and directors in the stock option programs of Nortel Networks Corporation, Nortel Networks S.A.’s reported net earnings (loss) would have been adjusted to the pro forma amounts as indicated below for each of the three years ended December 31:

	2002	2001	2000

Net earnings (loss) — reported	€(243,368)	€(434,474)	€124,909

Pro forma stock option expense	(30,307)	(42,999)	(35,213)

Net earnings (loss) — pro forma	€(273,675)	€(477,473)	€89,696

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

The weighted average fair values of Nortel Networks Corporation’s stock options, calculated using the Black-Scholes option-pricing model, granted during the three years ended December 31, 2002, 2001, and 2000 were U.S. $3.50, U.S. $8.38 and U.S. $27.25 per option, respectively.

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

(b)	In December 2002, the FASB issued SFAS 148 which is effective for years ending after December 15, 2002 (see note 3(n)).

(c)	In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires elaborating on the disclosures that must be made by a guarantor in its financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002, and have been applied in the presentation of the accompanying consolidated financial statements. The recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. Nortel Networks S.A. has not yet determined the effect, if any, the recognition requirement will have on its business, results of operations and financial condition.

(d)	In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)” (“EITF 94-3”). SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required recognition of a liability when an entity committed to an exit plan. Therefore the effect of SFAS 146 will be to change the timing of recognizing certain liabilities with no expected material valuation differences. Plans initiated before December 31, 2002 continue to be accounted for under EITF 94-3. Nortel Networks S.A. does not expect the adoption of SFAS 146 to have a material impact on its business, results of operations and financial condition.

(e)	In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Nortel Networks S.A. does not expect the adoption of SFAS 143 to have a material impact on its business, results of operations and financial condition.

Comparative figures

Certain of the prior years’ figures in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation and have been restated as set out in note 2.

4.	Financial statement details

Statements of operations

The following table provides details for the years ended December 31:

Other income — net:

	2002	2001	2000

Royalties (a)	€26,556	€49,201	€114,987

Gain (loss) on disposal of assets	(6,042)	3,589	17,880

Other — net	(1,552)	(6,550)	(4,534)

Other income — net	€18,962	€46,240	€128,333

(a)	Affiliated entities pay royalty fees to Nortel Networks S.A. on their total Global System for Mobile communications (“GSM”) technology sales (5 percent of total GSM sales in 2002, 10 percent in 2001, and 15 percent in 2000).

Balance sheets

The following tables provide details as at December 31:

Inventories — net:

	2002	2001

Raw materials	€21,155	€60,302

Work in process	30,527	32,004

Finished goods	6,703	1,759

Inventories — net (a)	€58,385	€94,065

(a)	Net of inventory provisions of €30,312 and €39,504 as at December 31, 2002 and 2001, respectively. Included in trade and other accounts payable are accruals of €8,791 at December 31, 2002 for cancellation charges, for inventory in excess of future demand and for the settlement of certain other claims related to its contract manufacturers or suppliers.

Other current assets:

	2002	2001

Employee receivables	€811	€1,855

Put option (a)	77,500	–

Prepaid rent and other	17,650	31,440

Other receivables	3,529	15,370

Other current assets	€99,490	€48,665

(a)	See Note 10 for a description of the put option.

Plant and equipment — net

	2002	2001

Cost:

Land and buildings	€13,726	€13,726

Leasehold improvements	22,611	22,630

Machinery and equipment	203,473	168,066

Furniture and fixtures	34,771	32,879

Computers	20,119	26,955

Other	5,419	5,346

	300,119	269,602

Less accumulated depreciation:

Buildings	(5,404)	(4,981)

Leasehold improvements	(15,979)	(15,350)

Machinery and equipment	(105,300)	(83,063)

Furniture and fixtures	(27,611)	(16,886)

Computers	(18,487)	(21,361)

Other	(390)	(1,984)

	(173,171)	(143,625)

Plant and equipment — net	€126,948	€125,977

Other accrued liabilities:

	2002	2001

Put option (a)	€77,500	€-

Contract related	33,592	46,935

Outsourcing, selling, general and administration and research & development related	24,811	45,278

Product related	17,285	25,877

Warranty	7,544	9,270

Miscellaneous taxes	(2,169)	6,120

Deferred income	2,144	660

Other	21,227	27,340

Other accrued liabilities	€181,934	€161,480

(a)	See Note 10 for a description of the put option.

Statements of cash flows

The following tables provide details for the years ended December 31:

Interest and income taxes paid:

	2002	2001	2000

Interest paid	€6,524	€5,033	€6,423

Income taxes paid	€121	€30,271	€2,503

Receivables sales:

	2002	2001	2000

Proceeds from new securitizations	€-	€-	€2,015

Proceeds from collections reinvested in revolving period securitizations	€12,086	€235,060	€534,397

5.	Segmented information

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

Geographic information

The following table sets forth external revenues by geographic regions based on the location of the customer for each of the three years ended December 31:

	2002	2001	2000

External revenues

France	€119,155	€146,929	€454,960

EMEA — excluding France	95,168	127,179	177,007

Other	599	1,807	1,307

Total	€214,922	€275,915	€633,274

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

Special charges recorded January 1, 2000 to December 31, 2002 were as follows:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Other	Total

Provision balance as at January 1, 2000	€–	€–	€–	€–	€–

Special charges	2,046	–	–	–	2,046

Cash drawdowns	(2,046)	–	–	–	(2,046)

Non-cash drawdowns	–	–	–	–	–

Provision balance as at December 31, 2000	€–	€–	€–	€–	€–

Special charges	27,435	17,123	20,754	9,151	74,463

Cash drawdowns	(26,346)	(176)	–	(340)	(26,862)

Non-cash drawdowns	–	–	(20,754)	–	(20,754)

Provision balance as at December 31, 2001	€1,089	€16,947	€–	€8,811	€26,847

Special charges	56,763	–	8,916	1,991	67,670

Reversal of prior year amounts	–	(161)	–	(8,655)	(8,816)

Cash drawdowns	(48,629)	(11,511)	–	(1,414)	(61,554)

Non-cash drawdowns	–	–	(8,916)	–	(8,916)

Provision balance as at December 31, 2002	€9,223	€5,275	€–	€733	€15,231

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximately)

	Direct (a)	Indirect (b)	Total

RFT employee notifications by period:

During 2000	–	35	35

During 2001	140	170	310

During 2002	21	468	489

RFT employee notifications as at December 31, 2002	161	673	834

(a)	Direct employees include employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees include employees performing manufacturing management, sales, marketing, research and development and administrative related activities.

Year ended December 31, 2002

For the year ended December 31, 2002, Nortel Networks S.A. recorded special charges of €67,670.

Workforce reduction charges of €56,763 were related to the cost of severance and benefits associated with the approximately 489 employees notified of termination. As at December 31, 2002, the workforce reduction provision balance has been drawn down by cash payments of €48,629, resulting in an ending provision balance for workforce reduction of €9,223. The remaining provision is expected to be substantially drawn down by the end of 2003.

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

Plant and equipment write downs of approximately €8,916 consisted mainly of the write down to net realizable value of leasehold improvements and manufacturing equipment.

Other consists primarily of contract settlement costs to either cancel or renegotiate existing supply contracts net of a reversal of €8,655 related to 2001 charges due to favourable negotiations.

Year ended December 31, 2001

For the year ended December 31, 2001, Nortel Networks S.A. recorded charges of €74,463 related to streamlining its operations and activities.

Workforce reduction charges of €27,435 were related to the cost of severance and benefits associated with the approximately 310 employees notified of termination. As at December 31, 2001, the workforce reduction provision balance has been drawn down by cash payments of €26,346, resulting in an ending provision balance for workforce reduction of €1,089.

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

Plant and equipment write downs of approximately €20,754 consisted mainly of the write down to net realizable value of leasehold improvements and manufacturing equipment in the Châteaudun facility.

Other consists primarily of contract settlement costs to either cancel or renegotiate existing supply contracts.

Year ended December 31, 2000

For the year ended December 31, 2000, Nortel Networks S.A. recorded special charges in the aggregate of €2,046, representing workforce reduction costs related to approximately 35 employees in connection with the outsourcing of certain functions.

The provision balance was fully drawn down in 2000 through cash payments.

7.	Income taxes

The following is a reconciliation of income taxes, calculated at the French income tax rate, to the income tax benefit (provision) included in the accompanying statements of operations for the years ended December 31:

	2002	2001	2000

Income taxes at French rates (2002 - 35.4%, 2001 — 36.4%, 2000 — 37.8%)	€86,364	€167,872	$(65,057)

Research and development credit	6,098	6,098	6,098

Foreign tax	(2,198)	(2,948)	(6,357)

Change in valuation allowance	(83,182)	(144,764)	(1,952)

Utilization of losses	–	–	20,828

Other (a)	(5,402)	(60)	(900)

Income tax benefit (provision)	€1,680	€26,198	$(47,340)

Income tax benefit (provision):

Current	€(2,319)	€(3,460)	€(49,284)

Deferred	3,999	29,658	1,944

	€1,680	€26,198	$(47,340)

(a)	Other includes rate differential as well as permanent differences

The following table shows the significant components included in deferred income taxes as at December 31:

	2002	2001

Deferred income taxes:

Assets:

Tax benefit of tax credits	€12,196	€6,098

Tax benefit of losses	253,761	152,837

Provisions and reserves	14,213	26,318

Other	–	624

	280,170	185,877

Valuation allowance	(227,946)	(144,764)

	52,224	41,113

Liabilities:

Plant and equipment	16,920	9,808

Net deferred income tax assets	€35,304	€31,305

At December 31, 2002, Nortel Networks S.A. had net operating loss carry-forwards of approximately €653,000 of which approximately €304,000 will expire in 2006, €239,000 will expire in 2007 and €110,000 will carry forward indefinitely. Nortel Networks S.A. has provided a valuation allowance on these tax loss carry-forwards and certain deferred income tax assets of approximately €228,000 as at December 31, 2002.

8.	Related party transactions

In the ordinary course of business, Nortel Networks S.A. engages in transactions with Nortel Networks and certain of Nortel Networks affiliates. These transactions are measured at their exchange amounts.

Transactions with related parties for the years ended December 31 are summarized as follows:

	2002	2001	2000

Billed to related parties

Intercompany revenues	€473,223	€429,643	€671,965

Other income — net	€26,556	€49,201	€114,987

Billed from related parties

Cost of revenues	€85,943	€316,205	€259,055

Selling, general and administrative expense	€38,704	€36,230	€83,060

Research and development expense	€–	€–	€(68,334)

Interest expense	€5,063	€626	€–

Issuance of common shares	€485,363	€–	€–

The following table shows the balance sheet position in respect of related parties as at December 31:

	2002	2001

Receivables from related parties

Due from Nortel Networks Limited	€41,568	€188,690

Due from affiliates	€81,704	€253,769

Payables to related parties

Due to Nortel Networks Limited	€10,425	€231,239

Due to affiliates	€41,599	€85,564

Long-term notes receivable from Nortel Networks Limited	€140,010	€–

Notes payable to related parties

Current	€–	€106,048

Long-term	€200,000	€181,000

Nortel Networks S.A. is charged by Nortel Networks for its share of head office costs incurred by Nortel Networks that are attributable to the activities of Nortel Networks S.A. These charges, which are included in selling, general and administrative expense, amounted to €4,017 and €1,271 in 2001, and 2000, respectively. No specific head office charges have been received in 2002.

Nortel Networks S.A. also participates with Nortel Networks and certain of Nortel Networks S.A.’s affiliates in various agreements with respect to intercompany product sale and purchase transactions, including research and development costs. Prior to 2001, the pricing of intercompany transactions between Nortel Networks S.A. and certain of its affiliates was determined through the application of various methodologies intended to produce arm’s length results and pricing for Nortel Networks S.A. Nortel Networks S.A. also shared in global research and development costs based on the benefits derived from the research and development utilized in its geographic market. Accordingly, Nortel Networks S.A. received a credit of approximately €68,000 to its research and development expense in 2000. Effective January 1, 2001, the global research and development cost sharing methodology was replaced with a global profit split methodology based upon the historical research and development costs of the participants, and further intended to produce arm’s length results for Nortel Networks S.A. Under that methodology, Nortel Networks S.A. received a charge in 2001, which was allocated to cost of revenues, of approximately €135,400. Similarly in 2002, Nortel Networks S.A. received a credit of approximately €15,344 which was also allocated to cost of revenues.

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

On December 19, 2002, Nortel Networks S.A. provided Nortel Networks with a revolving loan in the amount of €140,010. This loan is classified as a long —term intercompany note receivable. The loan bears interest at a rate per annum equal to Euribor rate plus one percent. Interest is accrued and due unless an amount larger than the outstanding amount of advances is outstanding under the subordinated loan.

At December 31, 2001, Nortel Networks S.A. had a revolving note payable with an affiliated company in the amount of €106,048. This payable was settled in full in 2002.

9.	Financial Instruments

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

The security became effective in the second quarter of 2002, following the downgrade by Moody’s Investors Services, Inc. (“Moody’s”) of Nortel Networks senior long-term debt to below investment grade. At that time, the security became effective in respect of the December 2001 364-day syndicated credit facilities, which have since expired, as well as any other credit facilities and public debt securities of Nortel Networks which, by their terms, required that the security also apply to them. This included: the April 2002 364-day revolving credit facilities of Nortel Networks and NNI, which have since been terminated; the April 2000 five year syndicated credit facilities of Nortel Networks and NNI; Nortel Networks consolidated outstanding public debt securities; and Nortel Networks guarantee of Nortel Networks Corporation’s 4.25 percent convertible senior notes due September 1, 2008. See note 13 for additional facilities of Nortel Networks in respect of which the security has become effective.

If Nortel Networks senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and the rating by Standard & Poor’s Ratings Service returns to BBB (with a stable outlook), the security will be released in full. If both the April 2000 five year syndicated credit facilities and such other facilities in respect of which the security has become effective (see note 13) are terminated or expire, the security will be released in full.

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

10.	Guarantees and commitments

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

In addition, Nortel Networks S.A. has entered into an agreement to indemnify a certain lessor, through the term of the lease, which expires in May 2013, against costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, as a result of losses from litigation that may be suffered by them or if the transaction becomes invalid.The maximum amount that Nortel Networks may be required to pay if the transaction becomes invalid is approximately €79,000. The maximum potential losses resulting from the other types of lease guarantees cannot be reasonably estimated.

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

11.	Shareholders’ equity

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

12.	Stock-based compensation plans

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

On June 20, 2001, Nortel Networks Corporation commenced a voluntary stock option exchange program (the “Exchange Program”) whereby its employees, including employees of Nortel Networks S.A., could exchange certain then outstanding stock options for new stock options, based on a prescribed formula. The terms of the Exchange Program were such that new grants of options would be made at least six months and a day from the cancellation date of the options tendered for exchange, which was July 27, 2001. Approximately 2,400,000 of Nortel Networks S.A.’s employees’ stock options were tendered for exchange and cancelled. Nortel Networks Corporation’s then Board of Directors and its then board appointed officers were not eligible to participate in the Exchange Program.On January 29, 2002, Nortel Networks Corporation granted approximately 1,600,000 new stock options to Nortel Networks S.A.’s employees in connection with the Exchange Program with an exercise price of $7.39 in United States dollars per common share which price was set in accordance with the Exchange Program.

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

13.	Subsequent events

Nortel Networks S.A. has announced further workforce restructuring for 2003 impacting 218 positions (of which 218 represented redundancies) as part of Nortel Networks overall work plan, which is expected to result in a restructuring charge of approximately €24 million. Affected employees will be notified in the first quarter of 2003.

On February 14, 2003, Nortel Networks entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain obligations arising out of normal course business activities, including letters of credit, letters of guarantee, indemnity arrangements, performance bonds, surety bonds, receivables sales, securitizations and similar instruments issued or entered into for the benefit of Nortel networks (the “EDC Support Facility”). The EDC Support Facility provides for up to U.S. $750 million in support and is comprised of (i) up to U.S. $300 million of committed support for performance bonds or similar instruments (within certain parameters); (ii) up to U.S. $150 million of uncommitted support for receivables sales and/or securitizations; and (iii) up to U.S. $300 million of additional uncommitted support for performance bonds and receivable sales and/or securitizations.

Nortel Networks obligations under the EDC Support Facility are secured on an equal and ratable basis under the security agreements entered into by Nortel Networks and various of its subsidiaries, including the pledge of shares of Nortel Networks S.A. (see note 9). Nortel Networks may provide EDC with cash collateral (or any other alternative collateral acceptable to EDC), in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under the EDC Support Facility, in lieu of the security provided under the security agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brampton, Ontario, Canada on the 23rd day of December, 2003.

NORTEL NETWORKS CORPORATION

By:	“Frank A. Dunn”

(Frank A. Dunn, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of December, 2003.

Signature	Title

Principal Executive Officer

“Frank A. Dunn” (FRANK A. DUNN)	President and Chief Executive Officer, and a Director

Principal Financial Officer

“Douglas C. Beatty” (DOUGLAS C. BEATTY)	Chief Financial Officer

Principal Accounting Officer

“Michael J. Gollogly” (MICHAEL J. GOLLOGLY)	Controller

Directors:

J.J. BLANCHARD* (J.J. BLANCHARD)	R.A. INGRAM* (R.A. INGRAM)

R.E. BROWN* (R.E. BROWN)	W.A. OWENS* (W.A. OWENS)

J.E. CLEGHORN* (J.E. CLEGHORN)	G. SAUCIER* (G. SAUCIER)

F.A. DUNN* (F.A. DUNN)	S.H. SMITH, JR.* (S.H. SMITH, Jr.)

L.Y. FORTIER* (L.Y. FORTIER)	L.R. WILSON* (L.R. WILSON)

	By:*	“Deborah J. Noble” (DEBORAH J. NOBLE, as attorney-in fact) December 23, 2003