Form 10-Q/A
period 2003-06-30
NORTEL NETWORKS CORP
filed 2003-12-23
CIK 72911

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 initially filed with the Securities and Exchange Commission (“SEC”) on August 11, 2003 (the “Originally Filed 10-Q”) is being filed to reflect restatements of the following (unaudited) financial statements: consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002, and consolidated balance sheets as at June 30, 2003 and December 31, 2002. On October 23, 2003, we announced that we would restate our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000; and for the quarters ended March 31, 2003 and June 30, 2003 in connection with our previously announced comprehensive review and analysis of our assets and liabilities and certain related reviews. For a description of the restatements, see “Restatements” in note 2 to the accompanying (unaudited) consolidated financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent developments — Restatements” in this Amendment No. 1.

This Amendment No. 1 amends and restates Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Originally Filed 10-Q and, except for such items and Exhibits 31.1, 31.2, and 32, no other information in the Originally Filed 10-Q is amended hereby. The explanatory caption at the beginning of each item of the Amendment No. 1 sets forth the nature of the revisions to that item.

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

For a discussion of events and developments subsequent to June 30, 2003, see:

•	our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 19, 2003, which contained (unaudited) restated consolidated statements of operations for the three and nine month periods ended September 30, 2002, (unaudited) restated consolidated statement of cash flows for the nine month period ended September 30, 2002 and (unaudited) restated consolidated balance sheet as at December 31, 2002; and

•	our other filings subsequent to June 30, 2003.

		PAGE

PART I

FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	95

ITEM 4.	Controls and Procedures	95

PART II

OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	97

Signatures		99

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT and the GLOBEMARK are trademarks of Nortel Networks.
MOODY’S is a trademark of Moody’s Investors Services, Inc.

S&P 100, S&P 500 and STANDARD & POOR’S is a trademark of The McGraw-Hill Companies, Inc.

PART I
FINANCIAL INFORMATION

The (unaudited) restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 1 have been revised to reflect the restatements and, except for these revisions, do not reflect events and developments subsequent to June 30, 2003.

ITEM 1.    Consolidated Financial Statements (unaudited)

NORTEL NETWORKS CORPORATION
Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
(millions of U.S. dollars, except per share amounts)	2003	2002	2003	2002

	As restated *	As restated *	As restated *	As restated *
Revenues	$2,338	$2,788	$4,715	$5,694

Cost of revenues	1,310	1,775	2,643	3,862

Gross profit	1,028	1,013	2,072	1,832

Selling, general and administrative expense	413	756	927	1,463

Research and development expense	481	571	985	1,153

Amortization of acquired technology	33	41	66	84

Deferred stock option compensation	17	20	35	44

Special charges	(2)	361	110	824

Gain on sale of businesses	(4)	(2)	(8)	(18)

Operating earnings (loss)	90	(734)	(43)	(1,718)

Other income (expense) — net	23	(23)	27	(32)

Interest expense

Long-term debt	(44)	(57)	(89)	(116)

Other	(2)	(9)	(10)	(21)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	67	(823)	(115)	(1,887)

Income tax benefit	10	196	28	524

	77	(627)	(87)	(1,363)

Minority interests — net of tax	(19)	6	(16)	(2)

Equity in net loss of associated companies — net of tax	(20)	(11)	(30)	(19)

Net earnings (loss) from continuing operations	38	(632)	(133)	(1,384)

Net earnings (loss) from discontinued operations — net of tax	(1)	3	189	19

Net earnings (loss) before cumulative effect of accounting change — net of tax	37	(629)	56	(1,365)

Cumulative effect of accounting change — net of tax	–	–	(8)	–

Net earnings (loss)	$37	$(629)	$48	$(1,365)

Basic and diluted earnings (loss) per common share

— from continuing operations	$0.01	$(0.18)	$(0.03)	$(0.42)

— from discontinued operations	$0.00	0.00	0.04	0.01

Basic and diluted earnings (loss) per common share	$0.01	$(0.18)	$0.01	$(0.41)

* See note 2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTEL NETWORKS CORPORATION
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(millions of U.S. dollars)	2003	2002

	As restated *	As restated *
ASSETS

Current assets

Cash and cash equivalents	$4,190	$3,791

Restricted cash and cash equivalents	115	249

Accounts receivable (less provisions of $370 at June 30, 2003, $517 at December 31, 2002)	1,826	2,163

Inventories — net	879	986

Income taxes recoverable	57	58

Deferred income taxes — net	399	790

Other current assets	429	681

Total current assets	7,895	8,718

Investments	199	248

Plant and equipment — net	1,380	1,467

Goodwill	2,202	2,201

Intangible assets — net	33	98

Deferred income taxes — net	3,443	2,579

Other assets	687	802

Total assets	$15,839	$16,113

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$48	$30

Trade and other accounts payable	770	872

Payroll and benefit-related liabilities	629	507

Contractual liabilities	1,008	1,215

Restructuring	303	548

Other accrued liabilities	2,504	2,974

Long-term debt due within one year	184	233

Total current liabilities	5,446	6,379

Long-term debt	3,700	3,749

Deferred income taxes — net	501	345

Other liabilities	2,426	2,323

	12,073	12,796

Minority interests in subsidiary companies	662	665

Guarantees, commitments and contingencies (notes 10, 11 and 17)

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited; issued and outstanding shares:

3,945,156,167 at June 30, 2003 and 3,850,169,343 at December 31, 2002	33,722	33,583

Additional paid-in capital	3,625	3,754

Deferred stock option compensation	(53)	(91)

Accumulated deficit	(33,191)	(33,239)

Accumulated other comprehensive loss	(999)	(1,355)

Total shareholders’ equity	3,104	2,652

Total liabilities and shareholders’ equity	$15,839	$16,113

* See note 2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTEL NETWORKS CORPORATION
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(millions of U.S. dollars)	2003	2002

	As restated *	As restated *
Cash flows from (used in) operating activities

Net loss from continuing operations	$(133)	$(1,384)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	282	386

Non-cash portion of special charges and related asset write downs	7	382

Equity in net loss of associated companies	30	19

Current and deferred stock option compensation	47	44

Deferred income taxes	7	(536)

Other liabilities	65	(30)

Gain on repurchases of outstanding debt securities	(4)	–

(Gain) loss on sale or write down of investments and businesses	28	(26)

Other — net	(16)	245

Change in operating assets and liabilities:

Accounts receivable	334	562

Inventories	137	135

Income taxes	(7)	1,280

Restructuring	(343)	(655)

Accounts payable and accrued liabilities	(504)	(465)

Other operating assets and liabilities	(71)	(176)

Net cash used in operating activities of continuing operations	(141)	(219)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(56)	(208)

Proceeds on disposals of plant and equipment	21	76

Decrease (increase) restricted cash and cash equivalents	144	(22)

Increase in long-term receivables	(11)	(209)

Decrease in long-term receivables	197	105

Acquisitions of investments and businesses — net of cash acquired	(2)	(25)

Proceeds on sale of investments and businesses	8	73

Net cash from (used in) investing activities of continuing operations	301	(210)

Cash flows from (used in) financing activities

Decrease in notes payable — net	(14)	(102)

Proceeds from long-term debt	–	31

Repayments of long-term debt	(94)	(6)

Decrease in capital leases payable	(2)	(5)

Issuance of common shares	–	862

Issuance of prepaid forward purchase contracts	–	623

Net cash from (used in) financing activities of continuing operations	(110)	1,403

Effect of foreign exchange rate changes on cash and cash equivalents	78	46

Net cash from continuing operations	128	1,020

Net cash from discontinued operations	271	288

Net increase in cash and cash equivalents	399	1,308

Cash and cash equivalents at beginning of period — net	3,791	3,460

Cash and cash equivalents at end of period — net	$4,190	$4,768

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

As described in note 2, the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002 and consolidated balance sheets as at June 30, 2003 and December 31, 2002, including the applicable notes, have been restated.

In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three months and six months ended June 30, 2003 are not necessarily indicative of financial results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 10, 2003, as subsequently amended by Amendment No. 1 to the Annual Report on Form 10K/A for the year ended December 31, 2002, filed with the SEC on December 23, 2003 (“Nortel Networks 2002 Annual Report”).

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

In 2001, Nortel Networks entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. Nortel Networks implemented a company-wide restructuring plan to streamline its operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of its capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, Nortel Networks workforce declined significantly from January 1, 2001 to June 30, 2003 and over the same time period Nortel Networks significantly reduced its facilities.

Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews (collectively, the “comprehensive review”), Nortel Networks has determined that approximately $952 and $935 of certain liabilities (primarily accruals and provisions) carried on its previously reported consolidated balance sheets as at June 30, 2003 and December 31, 2002, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate its consolidated financial statements for the periods noted above, Nortel Networks also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, Nortel Networks made adjustments to correct errors related to its deferred income tax assets and foreign currency translation accounts. In addition, Nortel Networks made reclassification adjustments within the consolidated balance sheets to better reflect the underlying nature of certain items; these reclassifications did not impact the net assets as at the end of any period. The net effect of all of these adjustments was a reduction in accumulated deficit of $505 and $497 as at June 30, 2003 and December 31, 2002, respectively.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the three months ended June 30 and March 31, 2003 and the years ended December 31, 2002, 2001 and 2000:

	Three months ended		December 31,
	June 30,	March 31,				Prior	Total
	2003	2003	2002	2001	2000	years (a)	adjustments

Revenues

As previously reported	$2,326	$2,399	$10,560	$17,511	$27,948

Adjustments	12	(22)	9	(103)	(17)	$(1)	$(122)

As restated	$2,338	$2,377	$10,569	$17,408	$27,931

Earnings (loss)

Earnings (loss) from continuing operations

As previously reported	$(14)	$(136)	$(3,585)	$(24,307)	$(2,995)

Adjustments	52	(35)	299	133	27	$4	$480

As restated	$38	$(171)	$(3,286)	$(24,174)	$(2,968)

Earnings (loss) from discontinued operations — net of tax

As previously reported	$–	$190	$–	$(3,010)	$(475)

Adjustments	(1)	–	20	14	–	$–	$33

As restated	$(1)	$190	$20	$(2,996)	$(475)

Net earnings (loss)

As previously reported	$(14)	$54	$(3,585)	$(27,302)	$(3,470)

Adjustments	51	(43)	319	147	27	$4	$505

As restated	$37	$11	$(3,266)	$(27,155)	$(3,443)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

Nortel Networks has also undertaken a series of physical counts and reconciliations of plant and equipment. While Nortel Networks believes that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in its consolidated balance sheet as at June 30, 2003, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents details by category, aggregating to the net improvement in the net earnings (loss) for the three months and six months ended June 30, 2003 and 2002, resulting from the restatement adjustments:

Net decrease in net (loss)/Net increase in net earnings

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Contract and customer-related accruals	$(3)	$85	$27	$144

Special charges related to restructuring actions	13	47	39	75

Other accruals and provisions	–	(16)	(96)	54

Total accruals and provisions adjustments	10	116	(30)	273

Income tax adjustments	3	(33)	19	(79)

Revenue adjustments	12	15	(10)	9

Foreign currency translation adjustments — Brazilian operations	26	(30)	29	(30)

Net decrease in net (loss)/Net increase in net earnings	$51	$68	$8	$173

Descriptions of the categories of the restatement adjustments to Nortel Networks net earnings (loss) for the three months and six months ended June 30, 2003 and 2002 that were determined as a result of its comprehensive review are set forth below.

Contract and customer-related accruals

Adjustments related to certain contract and customer-related accruals were approximately $3 expense and $85 income for the three months ended, and $27 and $144 income for the six months ended, June 30, 2003 and 2002, respectively. These accruals were identified as having been accrued in error and were reversed in the appropriate periods. Nortel Networks identified situations in which additional accruals related to certain contracts were recognized when circumstances did not justify such accruals. Certain of these accruals were not supported by adequate documentation. In addition, Nortel Networks identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods.

Special charges related to restructuring actions

During the period January 1, 2000 to June 30, 2003, Nortel Networks recorded, prior to the restatement adjustments, $5,636 of special charges related to workforce reductions, contract settlement and lease costs, plant and equipment write-downs and other ancillary special charges in connection with the implementation of specific restructuring actions to streamline its operations and activities around core markets and operations. As part of the restatements, Nortel Networks has reduced special charges by $13 and $47 for the three months ended, and $39 and $75 for the six months ended, June 30, 2003 and 2002, respectively. The following table provides details of the total adjustments related to these special charges for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Severance and fringe benefits calculations	$(1)	$27	$13	$45

Plant and equipment and real estate related adjustments	(5)	15	2	19

Contract settlements	19	5	24	11

Total adjustments related to special charges (a)	$13	$47	$39	$75

(a)	The majority of the total adjustments related to special charges impacted “Special charges” in the consolidated statements of operations. However, $6 and $5 for the three months ended, and $10 and $9 for the six months ended, June 30, 2003 and 2002, respectively, of the above noted amounts, impacted other lines in the consolidated statements of operations.

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

Adjustments related to special charges for plant and equipment and certain real estate facilities resulted from excess depreciation and amortization charges taken on previously written-down assets, computational errors related to foreign currency, incorrect recognition of proceeds received on the sale of previously written-down assets and other provisions determined to be in excess of appropriate amounts, partially offset by the need to recognize additional exit costs for properties which had not previously been accrued to special charges.

Nortel Networks also had appropriately accrued certain costs associated with contract settlements with customers and suppliers related to exit activities. However, the timely reassessment of the estimates and assumptions used to establish these accruals was not carried out and accordingly the restatement adjustments reflect the release of such accruals in the appropriate periods.

Other accruals and provisions

Nortel Networks determined that certain accruals and provisions should not have been recorded as the appropriate conditions and documentation supporting the establishment of these accruals and provisions did not exist at the time of such recognition. The restatement adjustments included the reversal of these accruals and provisions in the periods in which they were originally recorded. Nortel Networks also identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods. The net impact of these adjustments was nil and a $16 increase to net loss for the three months ended, and a $96 decrease to net earnings and a $54 decrease to net loss for the six months ended, June 30, 2003 and 2002, respectively. The following table details the amounts related to each of these adjustments for each of the following periods:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Release (reverse previously released) provisions related to inter-company out of balance amounts	$15	$(4)	$(20)	$(4)

Release (reverse previously released) accruals related to financial information system upgrades	–	–	(15)	10

Reverse accruals related to discretionary bonuses	–	3	–	15

Other adjustments to modify accruals	(15)	(15)	(61)	33

Total adjustments related to other accruals and provisions	$–	$(16)	$(96)	$54

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

Income tax adjustments

Adjustments related to income taxes were a $3 increase and a $33 decrease to the income tax benefit for the three months ended June 30, 2003 and 2002, respectively, which resulted primarily from the tax impacts of the restatement adjustments. The adjustment related to income taxes for the six months ended June 30, 2003 was a $19 increase to the income tax benefit which included $20 from the reversal of a previously written-off withholding tax receivable partially offset by the tax impacts of the restatement adjustments. The write-off of the receivable had been recorded in inappropriate periods and adjustments have been made to recognize the write-off in the appropriate periods. The adjustment related to income taxes for the six months ended June 30, 2002 was a $79 decrease in the income tax benefit which resulted primarily from the tax impacts of the restatement adjustments.

Revenue adjustments

Nortel Networks recognized revenue in circumstances in which such revenue should have been deferred to later periods. Adjustments primarily related to the accounting treatment of certain contract related obligations with a limited number of customers. In these cases, such obligations should not have been recorded; rather, recognition of revenue should have been deferred. Also, in the Caribbean and Latin America region, Nortel Networks determined that there were revenue calculation errors. In the restatements, Nortel Networks deferred the recognition of such revenues to the appropriate periods and released associated accrued costs in the appropriate periods. The net impact for these adjustments were increases to revenue of $12 and $15 for the three months ended, and a $10 decrease and a $9 increase for the six months ended, June 30, 2003 and 2002, respectively.

Foreign currency translation adjustments

Nortel Networks had recorded the net impact from the translation of foreign currency denominated balances of its Brazilian entities in the currency translation adjustment account included in accumulated other comprehensive loss on its balance sheet. These net impacts were a $26 decrease and a $30 increase in net loss for the three months ended, and a $29 increase in net earnings and a $30 increase in net loss for the six months ended, June 30, 2003 and 2002, respectively. In connection with the comprehensive review, Nortel Networks determined that the appropriate accounting treatment would have been to record the foreign exchange impact in its statement of operations in the appropriate periods.

Impacts of the restatements on the accompanying (unaudited) consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying (unaudited) consolidated financial statements.

Consolidated statement of operations for the three months ended June 30, 2003 as restated

Net loss for the three months ended June 30, 2003 was reduced by $51 from a net loss of $14 to net earnings of $37. The major components of the reduction included:

•	a $12 improvement in gross profit which resulted primarily from an increase in revenues which had been deferred from prior periods; and

•	a $17 increase in other income which included $26 of foreign exchange adjustments related to Nortel Networks Brazilian operations and $21 which resulted from the release of accruals for inter-company out of balance amounts partially offset by $30 of other items.

Consolidated statement of operations for the six months ended June 30, 2003 as restated

Net earnings for the six months ended June 30, 2003 increased by $8 from $40 to $48. The major components of the increase included:

•	a $27 improvement in gross profit which included a $10 reduction in revenues which resulted from revenue deferrals and a $37 reduction to cost of revenues which resulted primarily from adjustments to contract and customer-related accruals;

•	a $24 increase in selling, general and administrative expense which resulted primarily from the reversal of previously recorded releases of accruals and provisions, including $15 of accruals associated with programs to upgrade certain financial information systems;

•	a $17 increase in research and development expense which resulted primarily from the reversal of previously recorded releases of accruals and provisions;

•	a $29 decrease which resulted from the release of special charges related to costs associated with severance and fringe benefits for terminated employees, plant and equipment and contract settlements, partially offset by an increase in special charges related to certain real estate facilities; and

•	a $27 decrease in other income which included $29 from the reversal of previously recorded releases of other accruals and provisions (including $9 for accruals for inter-company out of balance amounts) and $27 net of other items partially offset by $29 of foreign exchange adjustments related to Nortel Networks Brazilian operations.

Consolidated statement of operations for the three months ended June 30, 2002 as restated

Net loss for the three months ended June 30, 2002 was reduced by $68 from $697 to $629. The major components of the reduction included:

•	a $55 improvement in gross profit which resulted primarily from a $15 increase in revenues which had been deferred from prior periods and a $40 improvement in cost of revenues which resulted primarily from adjustments to contract and customer-related accruals;

•	a $11 decrease in selling, general and administrative expense and a $8 decrease in research and development expense, each due to a net decrease in other accruals and provisions;

•	a $42 decrease which resulted from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees; and

•	a $14 increase in other expense which resulted from adjustments related to other accruals and provisions.

Consolidated statement of operations for the six months ended June 30, 2002 as restated

Net loss for the six months ended June 30, 2002 was reduced by $173 from $1,538 to $1,365. The major components of the reduction included:

•	a $116 improvement in gross profit which resulted primarily from adjustments to contract and customer-related accruals;

•	a $48 decrease in selling, general and administrative expense which resulted primarily from the release of accruals and provisions, including $15 of accruals for discretionary bonuses in excess of amounts reasonably expected to be paid and $10 of accruals associated with programs to upgrade certain financial information systems;

•	a $21 decrease in research and development expense which resulted primarily from the release of other accruals and provisions;

•	a $66 decrease which resulted from the release of special charges related to costs associated with severance and fringe benefits for terminated employees; and

•	a $19 adjustment to discontinued operations for items previously recorded incorrectly as an expense in discontinued operations.

Consolidated balance sheets as at June 30, 2003 and December 31, 2002

Restatements

The consolidated balance sheets below present the cumulative impact of the restatement adjustments described above classified by balance sheet line item as at June 30, 2003 and December 31, 2002.

Reclassification adjustments

In addition to the restatement adjustments, reclassification adjustments were made between line items which also impacted the consolidated balance sheets as at June 30, 2003 and December 31, 2002. The principal reclassifications are set forth below.

As at June 30, 2003

•	a $118 increase in accounts receivable-net which included a $137 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $19 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;

•	a $37 increase in net inventory with related reductions of $18 in other current assets and of $19 in other long-term assets; and

•	a $137 increase in other accrued liabilities related to accounts receivable-net (as noted above).

As at December 31, 2002

•	a $70 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;

•	a $265 increase in accounts receivable-net which included a $370 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $64 reclassification from other accrued liabilities to properly offset amounts billed by Nortel Networks as collection agent under receivable sales agreements against the corresponding receivables and a $41 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;

•	a $90 increase in net inventory with related reductions of $52 in other current assets and of $38 in other long-term assets; and

•	a $306 increase in other accrued liabilities including a $370 increase partially offset by a $64 decrease, both related to accounts receivable-net (as noted above).

Consolidated Statements of Operations (unaudited)

	Three months ended June 30, 2003			Six months ended June 30, 2003
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated

Revenues	$2,326	$12	$2,338	$4,725	$(10)	$4,715

Cost of revenues	1,310	–	1,310	2,680	(37)	2,643

Gross profit	1,016	12	1,028	2,045	27	2,072

Selling, general and administrative expense	416	(3)	413	903	24	927

Research and development expense	479	2	481	968	17	985

Amortization of acquired technology	33	–	33	66	–	66

Deferred stock option compensation	17	–	17	32	3	35

Special charges	5	(7)	(2)	139	(29)	110

Gain on sale of businesses	–	(4)	(4)	–	(8)	(8)

Operating earnings (loss)	66	24	90	(63)	20	(43)

Other income (expense) — net	6	17	23	54	(27)	27

Interest expense

Long-term debt	(44)	–	(44)	(89)	–	(89)

Other	(2)	–	(2)	(9)	(1)	(10)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	26	41	67	(107)	(8)	(115)

Income tax benefit	7	3	10	9	19	28

	33	44	77	(98)	11	(87)

Minority interests — net of tax	(27)	8	(19)	(25)	9	(16)

Equity in net loss of associated companies — net of tax	(20)	–	(20)	(27)	(3)	(30)

Net earnings (loss) from continuing operations	(14)	52	38	(150)	17	(133)

Net earnings (loss) from discontinued operations — net of tax	–	(1)	(1)	190	(1)	189

Net earnings (loss) before cumulative effect of accounting change — net of tax	(14)	51	37	40	16	56

Cumulative effect of accounting change — net of tax	–	–	–	–	(8)	(8)

Net earnings (loss)	$(14)	$51	$37	$40	$8	$48

Basic and diluted earnings (loss) per common share

— from continuing operations	$0.00	$0.01	$0.01	$(0.03)	$0.00	$(0.03)

— from discontinued operations	0.00	0.00	0.00	0.04	0.00	0.04

Basic and diluted earnings (loss) per common share	$0.00	$0.01	$0.01	$0.01	$0.00	$0.01

Consolidated Statements of Operations (unaudited)

	Three months ended June 30, 2002			Six months ended June 30, 2002
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated

Revenues	$2,773	$15	$2,788	$5,685	$9	$5,694

Cost of revenues	1,815	(40)	1,775	3,969	(107)	3,862

Gross profit	958	55	1,013	1,716	116	1,832

Selling, general and administrative expense	767	(11)	756	1,511	(48)	1,463

Research and development expense	579	(8)	571	1,174	(21)	1,153

Amortization of acquired technology	41	–	41	84	–	84

Deferred stock option compensation	21	(1)	20	46	(2)	44

Special charges	403	(42)	361	890	(66)	824

Gain on sale of businesses	–	(2)	(2)	(14)	(4)	(18)

Operating earnings (loss)	(853)	119	(734)	(1,975)	257	(1,718)

Other income (expense) — net	(9)	(14)	(23)	(28)	(4)	(32)

Interest expense

Long-term debt	(55)	(2)	(57)	(113)	(3)	(116)

Other	(9)	–	(9)	(21)	–	(21)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(926)	103	(823)	(2,137)	250	(1,887)

Income tax benefit	229	(33)	196	603	(79)	524

	(697)	70	(627)	(1,534)	171	(1,363)

Minority interests — net of tax	10	(4)	6	10	(12)	(2)

Equity in net loss of associated companies — net of tax	(10)	(1)	(11)	(14)	(5)	(19)

Net earnings (loss) from continuing operations	(697)	65	(632)	(1,538)	154	(1,384)

Net earnings (loss) from discontinued operations — net of tax	–	3	3	–	19	19

Net earnings (loss)	$(697)	$68	$(629)	$(1,538)	$173	$(1,365)

Basic and diluted earnings (loss) per common share

— from continuing operations	$(0.20)	$0.02	$(0.18)	$(0.46)	$0.04	$(0.42)

— from discontinued operations	0.00	0.00	0.00	0.00	0.01	0.01

Basic and diluted earnings (loss) per common share	$(0.20)	$0.02	$(0.18)	$(0.46)	$0.05	$(0.41)

Consolidated Balance Sheet (unaudited)

	June 30, 2003
	As
	previously			As
	reported	Restatement	Reclassification	restated

ASSETS

Current assets

Cash and cash equivalents	$4,190	$–	$–	$4,190

Restricted cash and cash equivalents	115	–	–	115

Accounts receivable — net	1,717	(9)	118	1,826

Inventories — net	830	12	37	879

Income taxes recoverable	57	–	–	57

Deferred income taxes — net	400	(1)	–	399

Other current assets	439	8	(18)	429

Total current assets	7,748	10	137	7,895

Investments	209	(10)	–	199

Plant and equipment — net	1,380	–	–	1,380

Goodwill	2,202	–	–	2,202

Intangible assets — net	33	–	–	33

Deferred income taxes — net	3,600	(157)	–	3,443

Other assets	669	11	7	687

Total assets	$15,841	$(146)	$144	$15,839

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$48	$–	$–	$48

Trade and other accounts payable	802	(32)	–	770

Payroll and benefit-related liabilities	635	(6)	–	629

Contractual liabilities	1,355	(347)	–	1,008

Restructuring	637	(334)	–	303

Other accrued liabilities	2,560	(193)	137	2,504

Long-term debt due within one year	184	–	–	184

Total current liabilities	6,221	(912)	137	5,446

Long-term debt	3,694	(1)	7	3,700

Deferred income taxes — net	488	13	–	501

Other liabilities	2,416	10	–	2,426

	12,819	(890)	144	12,073

Minority interests in subsidiary companies	623	39	–	662

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited; issued and outstanding shares: 3,945,156,167 at June 30, 2003	33,726	(4)	–	33,722

Additional paid-in capital	3,587	38	–	3,625

Deferred stock option compensation	(53)	–	–	(53)

Accumulated deficit	(33,696)	505	–	(33,191)

Accumulated other comprehensive loss	(1,165)	166	–	(999)

Total shareholders’ equity	2,399	705	–	3,104

Total liabilities and shareholders’ equity	$15,841	$(146)	$144	$15,839

Consolidated Balance Sheet (unaudited)

	December 31, 2002
	As
	previously			As
	reported	Restatement	Reclassification	restated

ASSETS

Current assets

Cash and cash equivalents	$3,861	$–	$(70)	$3,791

Restricted cash and cash equivalents	249	–	–	249

Accounts receivable — net	1,910	(12)	265	2,163

Inventories — net	889	7	90	986

Income taxes recoverable	58	–	–	58

Deferred income taxes — net	791	(1)	–	790

Other current assets	718	15	(52)	681

Total current assets	8,476	9	233	8,718

Investments	246	2	–	248

Plant and equipment — net	1,444	23	–	1,467

Goodwill	2,201	–	–	2,201

Intangible assets — net	98	–	–	98

Deferred income taxes — net	2,723	(144)	–	2,579

Other assets	783	9	10	802

Total assets	$15,971	$(101)	$243	$16,113

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$100	$–	$(70)	$30

Trade and other accounts payable	902	(30)	–	872

Payroll and benefit-related liabilities	521	(14)	–	507

Contractual liabilities	1,547	(332)	–	1,215

Restructuring	785	(237)	–	548

Other accrued liabilities	2,894	(226)	306	2,974

Long-term debt due within one year	233	–	–	233

Total current liabilities	6,982	(839)	236	6,379

Long-term debt	3,719	(1)	31	3,749

Deferred income taxes — net	344	1	–	345

Other liabilities	2,352	(5)	(24)	2,323

	13,397	(844)	243	12,796

Minority interests in subsidiary companies	614	51	–	665

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited; issued and outstanding shares: 3,850,169,343 at December 31, 2002	33,587	(4)	–	33,583

Additional paid-in capital	3,734	20	–	3,754

Deferred stock option compensation	(96)	5	–	(91)

Accumulated deficit	(33,736)	497	–	(33,239)

Accumulated other comprehensive loss	(1,529)	174	–	(1,355)

Total shareholders’ equity	1,960	692	–	2,652

Total liabilities and shareholders’ equity	$15,971	$(101)	$243	$16,113

3.	Accounting changes

(a)	Stock-based compensation

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

Had Nortel Networks applied the fair value based method to all stock-based awards, reported net earnings (loss) and earnings (loss) per common share would have decreased (increased) to the pro forma amounts indicated below for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net earnings (loss) — reported	$37	$(629)	$48	$(1,365)

Stock-based compensation — reported (a)	26	3	42	6

Deferred stock option compensation — reported (b)	17	12	35	26

Stock-based compensation — pro forma (c)	(104)	(253)	(200)	(506)

Net loss — pro forma	$(24)	$(867)	$(75)	$(1,839)

Basic and diluted earnings (loss) per common share:

Reported	$0.01	$(0.18)	$0.01	$(0.41)

Pro forma	$(0.01)	$(0.25)	$(0.02)	$(0.55)

(a)	Stock-based compensation — reported included stock option expense, employer portion of stock purchase plan contributions and restricted stock units expense. For the three months and six months ended June 30, 2003, the amounts were net of tax of nil. For the three months and six months ended June 30, 2002, the amounts were net of tax of $2 and $3, respectively.
(b)	Deferred stock option compensation — reported represented the amortization of deferred stock option compensation related primarily to unvested stock options held by employees of companies acquired in a purchase acquisition. For the three months and six months ended June 30, 2003, the amounts were net of tax of nil. For the three months and six months ended June 30, 2002, the amounts were net of tax of $8 and $18, respectively.
(c)	Stock-based compensation — pro forma included stock option expense, pro forma stock option expense, employer portion of stock purchase plan contributions, restricted stock units expense and deferred stock option compensation. For the three months and six months ended June 30, 2003, the amounts were net of tax of nil. For the three months and six months ended June 30, 2002, the amounts were net of tax of $83 and $168, respectively.

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

Nortel Networks has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee to be a contract that contingently requires Nortel Networks to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the other party. Effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of FIN 45 which apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. FIN 45 requires that a liability be recognized for the estimated fair value of the guarantee at its inception. The adoption of FIN 45 did not have a material impact on the results of operations and financial condition of Nortel Networks (see note 10).

(c)	Asset retirement obligations

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

The following unaudited consolidated financial statement details are presented as at June 30, 2003 and December 31, 2002 for the consolidated balance sheets and for the six months ended June 30, 2003 and 2002 for the consolidated statements of cash flows:

Consolidated balance sheets

Inventories — net:

	June 30,	December 31,
	2003	2002

Raw materials	$331	$343

Work in process	258	308

Finished goods	290	335

Inventories — net (a)	$879	$986

(a)	Net of inventory provisions of $997 and $1,070 as at June 30, 2003 and December 31, 2002, respectively. Included in other accrued liabilities were accruals of $146 and $167 at June 30, 2003 and December 31, 2002, respectively, for cancellation charges, inventory in excess of future demand and the settlement of certain other claims related to contract manufacturers or suppliers.

Plant and equipment — net:

	June 30,	December 31,
	2003	2002

Cost:

Land	$58	$53

Buildings	1,162	1,168

Machinery and equipment	3,442	3,479

	4,662	4,700

Less accumulated depreciation:

Buildings	(546)	(488)

Machinery and equipment	(2,736)	(2,745)

	(3,282)	(3,233)

Plant and equipment — net (a)	$1,380	$1,467

(a)	Included assets held for sale with a carrying value of $47 and $78 as at June 30, 2003 and December 31, 2002, related to owned facilities that were being actively marketed. These assets were written down to their estimated fair values less costs to sell in previous periods. The write down was included in special charges. We expect to dispose of all of these facilities by mid-2005.

Intangible assets — net:

	June 30,	December 31,
	2003	2002

Acquired technology	$391	$391

Less: accumulated amortization	(358)	(293)

Acquired technology — net(a)	$33	$98

(a)	Acquired technology is expected to be fully amortized by September 30, 2003.

Other accrued liabilities:

	June 30,	December 31,
	2003	2002

Outsourcing and selling, general and administrative related	$541	$623

Customer deposits	63	59

Product related	319	343

Warranty	248	255

Deferred income	574	586

Advance billings in excess of revenues	199	365

Miscellaneous taxes	107	131

Income taxes payable	71	99

Current liabilities of discontinued operations	81	81

Interest payable	69	77

Other	232	355

Other accrued liabilities	$2,504	$2,974

Consolidated statements of cash flows

Interest and income taxes paid (recovered):

	June 30,	June 30,
	2003	2002

Interest paid	$101	$147

Income taxes paid (recovered)	$8	$(1,236)

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

Segments

The following table sets forth information by segment for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues

Wireless Networks	$1,000	$1,137	$1,934	$2,260

Enterprise Networks	546	638	1,158	1,312

Wireline Networks	494	588	1,055	1,273

Optical Networks	298	407	567	815

Other	–	18	1	34

Total	$2,338	$2,788	$4,715	$5,694

Contribution margin

Wireless Networks	$346	$323	$663	$583

Enterprise Networks	87	95	237	185

Wireline Networks	173	103	331	230

Optical Networks	28	(212)	42	(530)

Other	(19)	(52)	(128)	(99)

Total	615	257	1,145	369

Research and development expense	(481)	(571)	(985)	(1,153)

Amortization of acquired technology	(33)	(41)	(66)	(84)

Deferred stock option compensation	(17)	(20)	(35)	(44)

Special charges	2	(361)	(110)	(824)

Gain on sale of businesses	4	2	8	18

Other income (expense) — net	23	(23)	27	(32)

Interest expense	(46)	(66)	(99)	(137)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	$67	$(823)	$(115)	$(1,887)

6.	Special charges

During the three months and six months ended June 30, 2003, Nortel Networks continued to implement its restructuring work plan initiated in 2001. Changes in the provision for special charges are shown below:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Other	Total

Provision balance as at December 31, 2002 (a)	$244	$629	$–	$9	$882

Special charges:

For the three months ended March 31, 2003	68	31	21	–	120

For the three months ended June 30, 2003	22	15	23	–	60

Revisions to prior accruals:

For the three months ended March 31, 2003	(22)	46	(32)	–	(8)

For the three months ended June 30, 2003	(13)	(44)	(5)	–	(62)

Cumulative provision (drawdowns) and adjustments in 2003:

Cash drawdowns	(215)	(119)	–	(9)	(343)

Non-cash (drawdowns) and adjustments	–	–	(7)	–	(7)

Foreign exchange and other adjustments	24	10	–	–	34

Provision balance as at June 30, 2003 (a)	$108	$568	$–	$–	$676

(a)	At June 30, 2003 and December 31, 2002, the short-term provision balances were $303 and $548 respectively, and the long-term provision balances were $373 and $334, respectively (included in other liabilities).

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)
	Direct (a)	Indirect (b)	Total

RFT employee notifications for the three months ended:

March 31, 2003	300	500	800

June 30, 2003	–	300	300

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees included employees performing manufacturing management, sales, marketing, research and development and administrative activities.

Three months and six months ended June 30, 2003

For the three months and six months ended June 30, 2003, Nortel Networks recorded total special charges of $(2) and $110, respectively, which were net of revisions of $(62) and $(70), respectively, related to prior accruals.

Workforce reduction charges of $90 for the six months ended June 30, 2003 were related to severance and benefit costs associated with approximately 1,100 employees notified of termination during the six months ended June 30, 2003 which extended across all segments. Offsetting these charges were net revisions of $(35) which were primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments. During the six months ended June 30, 2003, the workforce reduction provision balance was drawn down by cash payments of $215. The remaining provision is expected to be substantially drawn down by mid-2004.

Contract settlement and lease costs of $46 for the six months ended June 30, 2003 consisted of net lease charges related to leased facilities (comprised of office, warehouse and manufacturing space) and leased furniture that were newly identified as no longer required and which were valued using the estimated fair value method prescribed under SFAS 146. These costs extended across all segments. In addition to these charges were revisions of $2 resulting from changes in sublease revenue and cost to vacate estimates associated with certain properties which extended across all segments.

During the six months ended June 30, 2003, the provision balance for contract settlement and lease costs was drawn down by cash payments of $119. The remaining provision, net of approximately $301 in estimated sublease revenue, is expected to be substantially drawn down by the end of 2010.

Plant and equipment write downs of $44 for the six months ended June 30, 2003 were related to current period write downs to fair value less costs to sell for various leasehold improvements and excess Optical Networks equipment. Revisions of $(37) to prior write downs of assets held for sale resulted primarily from adjustments to original plans or estimated amounts for certain facility closures.

7.	Income taxes

At June 30, 2003, Nortel Networks net deferred tax assets, excluding discontinued operations, were $3,341, reflecting temporary differences between financial reporting and the tax treatment of certain assets and liabilities, in addition to the tax benefit of net operating loss and tax credit carryforwards. These carryforwards expire at various dates beginning in 2003.

For the six months ended June 30, 2003, Nortel Networks recorded a tax benefit of $28 on the pre-tax loss of $115 from continuing operations before minority interests and equity in net loss of associated companies. This tax benefit resulted from the accounting for the tax expense on income generated from discontinued operations and a tax refund for a previously unrecognized loss carryback. This tax benefit was partially offset by various non-income related taxes.

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

Credit facilities

At June 30, 2003 and December 31, 2002, Nortel Networks had total unused committed credit facilities of $750.

Support facilities

On February 14, 2003, Nortel Networks principal direct operating subsidiary, Nortel Networks Limited (“NNL”), entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain performance related obligations arising out of normal course business activities for the benefit of Nortel Networks (the “EDC Support Facility”). The agreement was subsequently amended to extend its expiry date to December 31, 2005 from June 30, 2004 (see note 18).

The EDC Support Facility provides for up to $750 in support including $300 of committed revolving support for performance bonds or similar instruments, of which $123 was utilized as at June 30, 2003. The remainder is uncommitted support for performance bonds, receivables sales and/or securitizations, of which $65 was utilized as at June 30, 2003. For additional information, see Nortel Networks 2002 Annual Report and Nortel Networks Current Reports on Form 8-K filed on February 14, 2003 and July 10, 2003 with the SEC.

On February 14, 2003, NNL’s obligations under the EDC Support Facility became secured on an equal and ratable basis under the existing security agreements entered into by NNL and various of its subsidiaries that pledge substantially all of the assets of NNL in favor of the banks under the NNL and Nortel Networks Inc. (“NNI”) $750 April 2000 five year credit facilities and the holders of Nortel Networks public debt securities. This security became effective in favor of the banks and the public debt holders on April 4, 2002 (see note 19).

9.	Financial instruments and hedging activities

During the three months ended March 31, 2003, various cross currency coupon swaps (notional amount of Canadian $350) were terminated. There was no impact to net earnings (loss) on termination as these instruments were not designated as hedges and changes in fair value were previously accounted for in the statements of operations.

10.	Guarantees

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

Nortel Networks has entered into agreements with its lessors that guarantee the lease payments of certain sub-lessees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel Networks vacated prior to the end of the term of its lease. These lease agreements require Nortel Networks to make lease payments throughout the lease term if the sub-lessee fails to make scheduled payments. These lease agreements have expiration dates through June 2012. The maximum amount that Nortel Networks may be required to pay under these types of agreements is $38 as at June 30, 2003.

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

Balance as at December 31, 2002	$255

Payments	(63)

Warranties issued	64

Adjustments	(8)

Balance as at June 30, 2003	$248

11.	Commitments

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

	June 30,	December 31,
	2003	2002

Bid and performance related bonds (a)	$341	$400

Other bonds (b)	38	35

Total bid, performance related and other bonds	$379	$435

(a)	Net of restricted cash and cash equivalent amounts of $63 and $195 as at June 30, 2003 and December 31, 2002, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $29 and $19 as at June 30, 2003 and December 31, 2002, respectively.

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

	June 30,	December 31,
	2003	2002

Drawn and outstanding — gross (a)	$471	$1,091

Provisions for doubtful accounts (a)	(357)	(799)

Drawn and outstanding — net (a)	114	292

Undrawn commitments (see note 18)	667	801

Total customer financing	$781	$1,093

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable and other assets, respectively, in the consolidated balance sheets.

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

During the three months ended June 30, 2003, Nortel Networks recorded net customer financing bad debt recoveries of $48 primarily as a result of the favorable settlements described above and adjustments to other existing provisions. The $48 recovery was included in the consolidated statements of operations within selling, general and administrative expense.

12.	Restricted cash and cash equivalents

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

13.	Capital stock

Common shares and prepaid forward purchase contracts

Nortel Networks is authorized to issue an unlimited number of common shares without nominal or par value. For the six months ended June 30, 2003, the outstanding number of common shares included in shareholders’ equity consisted of:

	June 30, 2003

	Number
(Number of common shares in thousands)	of shares	$

Common shares:

Balance at beginning of period	3,850,169	$33,583

Shares issued pursuant to:

Stock option plans	831	26

Acquisition and acquisition related (a)	(220)	(9)

Prepaid forward purchase contracts (b)	94,376	122

Balance at end of period	3,945,156	$33,722

(Number of prepaid forward purchase contracts)

Prepaid forward purchase contracts: (c)

Balance at beginning of period	28,722	$622

Settlement of prepaid forward purchase contracts (b)	(5,589)	(122)

Balance at end of period	23,133	$500

(a)	Common shares issued as part of the purchase price consideration. During the six months ended June 30, 2003, common shares were cancelled as earn out provisions were forfeited pursuant to their applicable agreements.
(b)	During the six months ended June 30, 2003, 94,376 common shares were issued as a result of the early settlement of 5,589 prepaid forward purchase contracts.
(c)	Included in additional paid-in capital in the consolidated balance sheets.

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

Shareholder rights plan

At the Nortel Networks annual and special shareholders’ meeting on April 24, 2003, shareholders approved the reconfirmation and amendment of Nortel Networks shareholder rights plan, which will expire at the annual meeting of shareholders to be held in 2006 unless it is reconfirmed at that time. Under the rights plan, Nortel Networks issues one right for each Nortel Networks common share outstanding. These rights become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid. For additional information, see “Shareholder rights plan” in note 15 of Nortel Networks financial statements in Nortel Networks 2002 Annual Report and the Nortel Networks Registration Statement on Form 8-A/A filed with the SEC on April 25, 2003.

14.	Earnings (loss) per common share

The following table details the weighted average number of Nortel Networks common shares outstanding for the following periods:

	Three months ended June 30,		Six months ended June 30,
(Number of common shares in millions)	2003	2002(a)	2003(a)	2002(a)

Basic weighted average shares outstanding:

Issued and outstanding	3,871	3,339	3,858	3,272

Minimum shares to be issued as deferred consideration	11	11	11	11

Prepaid forward purchase contracts (b)	455	101	468	51

Other	(1)	(1)	(1)	(1)

Basic weighted average shares outstanding	4,336	3,450	4,336	3,333

Weighted average shares dilution adjustments:

Dilutive stock options (c)(d)	1	2	4	3

4.25 percent convertible senior notes (d)	–	180	180	180

Prepaid forward purchase contracts	–	17	–	9

Diluted weighted average shares outstanding	4,337	3,649	4,520	3,525

(a)	As a result of the net loss from continuing operations for the six months ended June 30, 2003 and the three months and six months ended June 30, 2002, diluted earnings per share was calculated using the basic weighted average shares outstanding because to do otherwise would have been anti-dilutive.
(b)	The basic weighted average number of Nortel Networks common shares outstanding included the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts of 391 and 485 as at June 30, 2003 and 2002, respectively. The impact of the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted basis, was 455 and 468 for the three months and six months ended June 30, 2003, respectively, and 101 and 51 for the three months and six months ended June 30, 2002, respectively.
(c)	Dilutive and anti-dilutive stock options were determined by using the average Nortel Networks common share price for the period. For the three months and six months ended June 30, 2003, the average share price used was $2.77 per share and $2.51 per share, respectively. For the three months and six months ended June 30, 2002, the average share price used was $2.76 per share and $4.45 per share, respectively.
(d)	As a result of net earnings from continuing operations for the three months ended June 30, 2003, the calculation of dilution adjustments indicated that certain grants of stock options were anti-dilutive as a result of the impact of fair value accounting during the three months ended June 30, 2003 and the 4.25 per cent convertible senior notes of 180 were anti-dilutive for the three months ended June 30, 2003.

15.	Comprehensive income (loss)

The following are the components of comprehensive income (loss), net of tax, for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net earnings (loss)	$37	$(629)	$48	$(1,365)

Other comprehensive income (loss) adjustments:

Change in foreign currency translation adjustment (a)	192	204	289	128

Unrealized gain (loss) on investments — net (b)	43	(19)	47	(3)

Unrealized derivative gain on cash flow hedges — net (c)	9	14	20	15

Comprehensive income (loss)	$281	$(430)	$404	$(1,225)

(a)	The changes in the foreign currency translation adjustments were not adjusted for income taxes since they related to indefinite term investments in non-United States subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel Networks are measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of $(5) and nil for the three months and six months ended June 30, 2003, respectively, and net of tax of $13 and $3 for the three months and six months ended June 30, 2002, respectively.
(c)	During the three months and six months ended June 30, 2003, $9 and $10 of net derivative gains were reclassified to net earnings (loss), respectively. During the three months and six months ended June 30, 2002, $(6) and $(10), respectively, of net derivative losses were reclassified to net earnings (loss). Nortel Networks estimates that $19 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net earnings (loss) within the next 12 months.

16.	Discontinued operations

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

The following unaudited consolidated financial results for discontinued operations are presented for the three months and six months ended June 30, 2003 and 2002 for the consolidated statements of operations, as at June 30, 2003 and December 31, 2002 for the consolidated balance sheets, and for the six months ended June 30, 2003 and 2002 for the consolidated statements of cash flows:

Consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues	$4	$70	$7	$138

Net earnings (loss) from discontinued operations — net of tax (a)	$(1)	$3	$189	$19

(a)	Net earnings from discontinued operations were net of applicable income tax of nil and $19 for the three months and six months ended June 30, 2003, respectively, and net of applicable income tax of nil for the three months and six months ended June 30, 2002.

Consolidated balance sheets:

	June 30,	December 31,
	2003	2002

Accounts receivable — net (a)	$–	$20

Inventories — net	4	–

Deferred income taxes	63	158

Other current assets	–	45

Total current assets of discontinued operations (b)	67	223

Other long-term assets (a)(b)	75	48

Total assets of discontinued operations	$142	$271

Current liabilities (b)(c)	$81	$81

Long-term liabilities (b)	2	2

Total liabilities of discontinued operations	$83	$83

(a)	Included customer financing receivables of nil (net of provisions of $81) and $56 (net of provisions of $486) as at June 30, 2003 and December 31, 2002, respectively.
(b)	Current assets, other long-term assets, current liabilities and long-term liabilities of discontinued operations were included in other current assets, other assets, other accrued liabilities and other liabilities, respectively, of the consolidated balance sheets.
(c)	Included accruals of $75 and $79 as at June 30, 2003 and December 31, 2002, respectively, related to the future contractual obligations and estimated liabilities during the planned period of disposition.

Consolidated statements of cash flows:

	Six months ended June 30,
	2003	2002

Cash flows from discontinued operations

Operating activities	$30	$209

Investing activities	241	79

Net cash from discontinued operations	$271	$288

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

17.	Contingencies

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

18.	Subsequent events

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

19.	Supplemental consolidating financial information

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

Supplemental Consolidating Statement of Operations for the three months ended June 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$765	$1,576	$713	$(716)	$2,338

Cost of revenues	–	469	1,070	487	(716)	1,310

Gross profit	–	296	506	226	–	1,028

Selling, general and administrative expense	–	90	281	42	–	413

Research and development expense	–	201	207	73	–	481

Amortization of acquired technology	–	–	–	33	–	33

Deferred stock option compensation	–	–	–	17	–	17

Special charges	–	25	11	(38)	–	(2)

Gain on sale of businesses	–	–	–	(4)	–	(4)

Operating earnings (loss)	–	(20)	7	103	–	90

Other income (expense) — net	–	8	103	(88)	–	23

Interest expense

Long-term debt	(21)	(17)	–	(6)	–	(44)

Other	–	–	(13)	11	–	(2)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(21)	(29)	97	20	–	67

Income tax benefit (provision)	–	3	16	(9)	–	10

	(21)	(26)	113	11	–	77

Minority interests — net of tax	–	–	–	(12)	(7)	(19)

Equity in net loss of associated companies

— net of tax	59	135	546	4	(764)	(20)

Net earnings from continuing operations	38	109	659	3	(771)	38

Net loss from discontinued operations

— net of tax	(1)	(2)	(1)	–	3	(1)

Net earnings	$37	$107	$658	$3	$(768)	$37

Supplemental Consolidating Statement of Operations for the three months ended June 30, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$847	$2,173	$656	$(888)	$2,788

Cost of revenues	–	791	1,360	512	(888)	1,775

Gross profit	–	56	813	144	–	1,013

Selling, general and administrative expense	–	97	494	165	–	756

Research and development expense	–	241	241	89	–	571

Amortization of acquired technology	–	–	6	35	–	41

Deferred stock option compensation	–	–	–	20	–	20

Special charges	–	182	81	98	–	361

Gain on sale of businesses	–	–	–	(2)	–	(2)

Operating loss	–	(464)	(9)	(261)	–	(734)

Other income (expense) — net	–	35	(39)	(19)	–	(23)

Interest expense

Long-term debt	(21)	(28)	–	(8)	–	(57)

Other	–	(3)	(4)	(2)	–	(9)

Loss from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(21)	(460)	(52)	(290)	–	(823)

Income tax benefit	2	221	(39)	12	–	196

	(19)	(239)	(91)	(278)	–	(627)

Minority interests — net of tax	–	–	–	11	(5)	6

Equity in net loss of associated companies

— net of tax	(613)	(261)	(233)	(7)	1,103	(11)

Net loss from continuing operations	(632)	(500)	(324)	(274)	1,098	(632)

Net earnings from discontinued operations

— net of tax	3	3	2	–	(5)	3

Net loss	$(629)	$(497)	$(322)	$(274)	$1,093	$(629)

Supplemental Consolidating Statement of Operations for the six months ended June 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$1,638	$3,284	$1,381	$(1,588)	$4,715

Cost of revenues	–	910	2,409	912	(1,588)	2,643

Gross profit	–	728	875	469	–	2,072

Selling, general and administrative expense	–	232	599	96	–	927

Research and development expense	–	399	441	145	–	985

Amortization of acquired technology	–	–	–	66	–	66

Deferred stock option compensation	–	–	–	35	–	35

Special charges	–	61	72	(23)	–	110

Gain on sale of businesses	–	(2)	2	(8)	–	(8)

Operating earnings (loss)	–	38	(239)	158	–	(43)

Other income (expense) — net	–	50	78	(101)	–	27

Interest expense

Long-term debt	(43)	(34)	1	(13)	–	(89)

Other	–	(2)	(27)	19	–	(10)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(43)	52	(187)	63	–	(115)

Income tax benefit	10	155	(280)	143	–	28

	(33)	207	(467)	206	–	(87)

Minority interests — net of tax	–	–	–	(4)	(12)	(16)

Equity in net loss of associated companies

— net of tax	(108)	(209)	1,351	9	(1,073)	(30)

Net earnings (loss) from continuing operations	(141)	(2)	884	211	(1,085)	(133)

Net earnings from discontinued operations

— net of tax	189	162	106	27	(295)	189

Net earnings before cumulative effect of accounting change	48	160	990	238	(1,380)	56

Cumulative effect of accounting change — net of tax	–	–	(8)	–	–	(8)

Net earnings	$48	$160	$982	$238	$(1,380)	$48

Supplemental Consolidating Statement of Operations for the six months ended June 30, 2002:

	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$–	$1,598	$4,207	$1,457	$(1,568)	$5,694

Cost of revenues	–	1,470	2,874	1,086	(1,568)	3,862

Gross profit	–	128	1,333	371	–	1,832

Selling, general and administrative expense	–	228	1,002	233	–	1,463

Research and development expense	–	438	533	182	–	1,153

Amortization of acquired technology	–	–	11	73	–	84

Deferred stock option compensation	–	–	–	44	–	44

Special charges	–	252	297	275	–	824

Gain on sale of businesses	–	(1)	(4)	(13)	–	(18)

Operating loss	–	(789)	(506)	(423)	–	(1,718)

Other income (expense) — net	(9)	33	(51)	(5)	–	(32)

Interest expense

Long-term debt	(42)	(58)	–	(16)	–	(116)

Other	–	(3)	(17)	(1)	–	(21)

Loss from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(51)	(817)	(574)	(445)	–	(1,887)

Income tax benefit	7	327	80	110	–	524

	(44)	(490)	(494)	(335)	–	(1,363)

Minority interest — net of tax	–	–	–	8	(10)	(2)

Equity in net loss of associated companies

— net of tax	(1,340)	(712)	(336)	(7)	2,376	(19)

Net loss from continuing operations	(1,384)	(1,202)	(830)	(334)	2,366	(1,384)

Net earnings from discontinued operations

— net of tax	19	19	12	–	(31)	19

Net loss	$(1,365)	$(1,183)	$(818)	$(334)	$2,335	$(1,365)

Supplemental Consolidating Balance Sheet as at June 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$74	$27	$3,218	$871	$–	$4,190

Restricted cash and cash equivalents	–	20	57	38	–	115

Accounts receivable — net	–	265	1,154	407	–	1,826

Intercompany/related party accounts receivable	–	4,808	4,134	3,159	(12,101)	–

Inventories — net	–	439	263	177	–	879

Income taxes recoverable	–	8	21	28	–	57

Deferred income taxes — net	6	130	267	(4)	–	399

Other current assets	–	71	245	113	–	429

Total current assets	80	5,768	9,359	4,789	(12,101)	7,895

Investments	4,918	1,311	(6,897)	133	734	199

Plant and equipment — net	–	399	708	273	–	1,380

Goodwill	–	–	1,956	246	–	2,202

Intangible assets — net	–	–	–	33	–	33

Deferred income taxes — net	25	1,560	1,613	245	–	3,443

Other assets	38	586	(286)	1,466	(1,117)	687

Total assets	$5,061	$9,624	$6,453	$7,185	$(12,484)	$15,839

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$–	$2	$3	$43	$–	$48

Trade and other accounts payable	–	254	463	53	–	770

Intercompany/related party accounts payable	47	233	5,505	6,316	(12,101)	–

Payroll and benefit-related liabilities	–	49	453	127	–	629

Contractual liabilities	–	53	619	336	–	1,008

Restructuring	–	90	144	69	–	303

Other accrued liabilities	26	604	1,653	221	–	2,504

Long-term debt due within one year	–	174	7	3	–	184

Total current liabilities	73	1,459	8,847	7,168	(12,101)	5,446

Long-term debt	1,800	1,567	10	323	–	3,700

Deferred income taxes — net	84	267	122	28	–	501

Other liabilities	–	997	1,665	881	(1,117)	2,426

	1,957	4,290	10,644	8,400	(13,218)	12,073

Minority interests in subsidiary companies	–	–	–	126	536	662

SHAREHOLDERS’ EQUITY

Preferred shares	–	536	342	47	(925)	–

Common shares	33,722	1,211	5,979	1,059	(8,249)	33,722

Additional paid-in capital	3,625	22,017	1,523	19,809	(43,349)	3,625

Deferred stock option compensation	(53)	–	–	(62)	62	(53)

Accumulated deficit	(33,191)	(17,459)	(12,954)	(22,135)	52,548	(33,191)

Accumulated other comprehensive income (loss)	(999)	(971)	919	(59)	111	(999)

Total shareholders’ equity	3,104	5,334	(4,191)	(1,341)	198	3,104

Total liabilities and shareholders’ equity	$5,061	$9,624	$6,453	$7,185	$(12,484)	$15,839

Supplemental Consolidating Balance Sheet as at December 31, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$35	$251	$2,382	$1,123	$–	$3,791

Restricted cash and cash equivalents	–	6	176	67	–	249

Accounts receivable — net	–	270	1,488	405	–	2,163

Intercompany/related party accounts receivable	–	4,200	976	722	(5,898)	–

Inventories — net	–	524	246	216	–	986

Income taxes recoverable	–	3	46	9	–	58

Deferred income taxes — net	12	178	615	(15)	–	790

Other current assets	–	182	427	72	–	681

Total current assets	47	5,614	6,356	2,599	(5,898)	8,718

Investments	4,723	1,338	(8,037)	118	2,106	248

Plant and equipment — net	–	409	752	306	–	1,467

Goodwill	–	–	1,956	245	–	2,201

Intangible assets — net	–	–	–	98	–	98

Deferred income taxes — net	(26)	1,062	1,537	6	–	2,579

Other assets	36	627	1,279	389	(1,529)	802

Total assets	$4,780	$9,050	$3,843	$3,761	$(5,321)	$16,113

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$–	$2	$3	$25	$–	$30

Trade and other accounts payable	–	356	429	87	–	872

Intercompany/related party accounts payable	295	153	3,288	2,162	(5,898)	–

Payroll and benefit-related liabilities	–	32	383	92	–	507

Contractual liabilities	–	78	751	386	–	1,215

Restructuring	–	113	308	127	–	548

Other accrued liabilities	39	637	1,969	329	–	2,974

Long-term debt due within one year	–	174	8	51	–	233

Total current liabilities	334	1,545	7,139	3,259	(5,898)	6,379

Long-term debt	1,800	1,603	34	312	–	3,749

Deferred income taxes — net	(6)	263	95	(7)	–	345

Other liabilities	–	813	1,734	1,305	(1,529)	2,323

	2,128	4,224	9,002	4,869	(7,427)	12,796

Minority interests in subsidiary companies	–	–	–	129	536	665

SHAREHOLDERS’ EQUITY

Preferred shares	–	536	342	46	(924)	–

Common shares	33,583	1,211	6,061	1,744	(9,016)	33,583

Additional paid-in capital	3,754	22,004	1,563	20,009	(43,576)	3,754

Deferred stock option compensation	(91)	–	–	(100)	100	(91)

Accumulated deficit	(33,239)	(17,607)	(13,897)	(22,810)	54,314	(33,239)

Accumulated other comprehensive income (loss)	(1,355)	(1,318)	772	(126)	672	(1,355)

Total shareholders’ equity	2,652	4,826	(5,159)	(1,237)	1,570	2,652

Total liabilities and shareholders’ equity	$4,780	$9,050	$3,843	$3,761	$(5,321)	$16,113

Supplemental Consolidating Statement of Cash Flows for the six months ended June 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net earnings (loss) from continuing operations	$(141)	$(2)	$884	$211	$(1,085)	$(133)

Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	–	46	122	114	–	282

Non-cash portion of special charges and related asset write downs	–	51	(41)	(3)	–	7

Equity in net (earnings) loss of associated companies	108	209	(1,351)	(9)	1,073	30

Current and deferred stock option compensation	–	2	8	37	–	47

Deferred income taxes	(10)	10	8	(1)	–	7

Other liabilities	–	45	20	–	–	65

Gain on repurchases of outstanding debt securities	–	(4)	–	–	–	(4)

Loss on sale or write down of investments and businesses	–	–	28	–	–	28

Other — net	457	180	(187)	(466)	–	(16)

Change in operating assets and liabilities:

Accounts receivable	8	376	72	(122)	–	334

Inventories	–	85	9	43	–	137

Income taxes	–	–	(22)	15	–	(7)

Restructuring	–	(81)	(207)	(55)	–	(343)

Accounts payable and accrued liabilities	(16)	(99)	(278)	(111)	–	(504)

Other operating assets and liabilities	–	(313)	104	138	–	(71)

Intercompany/related party activity	(368)	(955)	1,317	6	–	–

Net cash from (used in) operating activities of continuing operations	38	(450)	486	(203)	(12)	(141)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	–	(15)	(28)	(13)	–	(56)

Proceeds on disposals of plant and equipment	–	6	12	3	–	21

Decrease (increase) restricted cash and

cash equivalents	–	(12)	131	25	–	144

Increase in long-term receivables	–	–	(10)	(1)	–	(11)

Decrease in long-term receivables	–	195	2	–	–	197

Acquisitions of investments and businesses — net of cash acquired	–	–	(2)	–	–	(2)

Proceeds on sale of investments and businesses	–	1	7	–	–	8

Net cash from investing activities	–	175	112	14	–	301

Cash flows from (used in) financing activities

Dividends on preferred shares	–	(12)	–	–	12	–

Decrease in notes payable — net	–	–	4	(18)	–	(14)

Proceeds from long-term debt	–	–	–	–	–	–

Repayments of long-term debt	–	(34)	–	(60)	–	(94)

Decrease in capital leases payable	–	–	(1)	(1)	–	(2)

Net cash from (used in) financing activities of continuing operations	–	(46)	3	(79)	12	(110)

Effect of foreign exchange rate changes on cash and cash equivalents	1	1	60	16	–	78

Net cash from (used in) continuing operations	39	(320)	661	(252)	–	128

Net cash from discontinued operations	–	96	175	–	–	271

Net increase (decrease) in cash and cash equivalents	39	(224)	836	(252)	–	399

Cash and cash equivalents at beginning of period — net	35	251	2,382	1,123	–	3,791

Cash and cash equivalents at end of period — net	$74	$27	$3,218	$871	$–	$4,190

Supplemental Consolidating Statement of Cash Flows for the six months ended June 30, 2002:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net loss from continuing operations	$(1,384)	$(1,202)	$(830)	$(334)	$2,366	$(1,384)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	–	47	238	101	–	386

Non-cash portion of special charges and related asset write downs	–	156	102	124	–	382

Equity in net loss of associated companies	1,340	712	336	7	(2,376)	19

Current and deferred stock option compensation	–	–	–	44	–	44

Deferred income taxes	3	(142)	(356)	(41)	–	(536)

Other liabilities	–	(14)	(33)	17	–	(30)

Gain on repurchase of outstanding debt securities	–	–	–	–	–	–

Gain on sale or write-down of investments and businesses	–	(10)	(5)	(11)	–	(26)

Other — net	1	76	167	1	–	245

Change in operating assets and liabilities:

Accounts receivable	–	(101)	664	(1)	–	562

Inventories	–	89	55	(9)	–	135

Income taxes	–	219	1,079	(18)	–	1,280

Restructuring	–	(113)	(417)	(125)	–	(655)

Accounts payable and accrued liabilities	7	(122)	(407)	57	–	(465)

Other operating assets and liabilities	(12)	(359)	273	(78)	–	(176)

Intercompany/related party activity	49	505	(731)	177	–	–

Net cash from (used in) operating activities of continuing operations	4	(259)	135	(89)	(10)	(219)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	–	(15)	(174)	(19)	–	(208)

Proceeds on disposals of plant and equipment	–	–	76	–	–	76

Decrease (increase) in restricted cash and cash equivalents	–	(2)	(18)	(2)	–	(22)

(Increase) decrease in long-term receivables	–	65	(152)	(122)	–	(209)

Decrease in long-term receivables	–	18	83	4	–	105

Acquisitions of investments and businesses

— net of cash acquired	–	(3)	(22)	–	–	(25)

Proceeds on sale of investments and businesses	–	20	18	35	–	73

Investments in subsidiaries	(800)	–	–	–	800	–

Net cash from (used in) investing activities of continuing operations	(800)	83	(189)	(104)	800	(210)

Cash flows from (used in) financing activities

Dividends on preferred shares	–	(10)	–	–	10	–

Decrease in notes payable — net	–	–	(24)	(78)	–	(102)

Proceeds from long-term debt	–	–	–	31	–	31

Repayments of long-term debt	–	–	(3)	(3)	–	(6)

Decrease in capital leases payable	–	(1)	(3)	(1)	–	(5)

Issuance of common shares	862	800	–	–	(800)	862

Issuance of prepaid forward purchase contracts	623	–	–	–	–	623

Net cash from (used in) financing activities of continuing operations	1,485	789	(30)	(51)	(790)	1,403

Effect of foreign exchange rate changes on cash and cash equivalents	–	8	28	10	–	46

Net cash from (used in) continuing operations	689	621	(56)	(234)	–	1,020

Net cash from discontinued operations	–	99	187	2	–	288

Net increase in cash and cash equivalents	689	720	131	(232)	–	1,308

Cash and cash equivalents at beginning of period — net	18	(41)	2,285	1,198	–	3,460

Cash and cash equivalents at end of period — net	$707	$679	$2,416	$966	$–	$4,768

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

You should read this section in combination with the accompanying unaudited consolidated financial statements prepared in accordance with United States generally accepted accounting principles. This section contains forward-looking statements and should be read in conjunction with the factors described below under “Forward looking statements” which risk factors have been updated to reflect the restatements as well as for events and developments subsequent to June 30, 2003. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

Apart from the revisions described above, this MD&A does not reflect events and developments subsequent to June 30, 2003.

Where we say “we,” “us,” “our,” or “Nortel Networks,” we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable. Where we refer to our “2002 Annual Report”, we mean our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, or SEC, on March 10, 2003, as subsequently amended by our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 filed with the SEC on December 23, 2003. Where we refer to the “industry”, we mean the telecommunications industry.

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

Recent developments

Restatements

In 2001, we entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. We implemented a company-wide restructuring plan to streamline our operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of our capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, our workforce declined significantly from January 1, 2001 to June 30, 2003 and over the same time period we significantly reduced our facilities.

We initiated, and disclosed in our Originally Filed 10-Q a comprehensive review and analysis of our assets and liabilities. On October 23, 2003, we announced that we would restate our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews (collectively, the “comprehensive review”), we determined that approximately $952 and $935 of certain liabilities (primarily accruals and provisions) carried on our previously reported consolidated balance sheets as at June 30, 2003 and December 31, 2002, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following our determination to restate our consolidated financial statements for the periods noted above, we also determined that we would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, we made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, we made adjustments to correct errors related to our deferred income tax assets and foreign currency translation accounts. In addition, we made reclassification adjustments within the consolidated balance sheets to better reflect the underlying nature of certain items; these reclassifications did not impact the net assets as at the end of any period. The net effect of all of these adjustments was a reduction in accumulated deficit of $505 and $497 as at June 30, 2003 and December 31, 2002, respectively.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the three months ended June 30 and March 31, 2003 and the years ended December 31, 2002, 2001 and 2000:

	Three months ended		December 31,
	June 30,	March 31,				Prior
	2003	2003	2002	2001	2000	years(a)

Revenues

As previously reported	$2,326	$2,399	$10,560	$17,511	$27,948

Adjustments	12	(22)	9	(103)	(17)	$(1)

As restated	$2,338	$2,377	$10,569	$17,408	$27,931

Earnings (loss)

Earnings (loss) from continuing operations

As previously reported	$(14)	$(136)	$(3,585)	$(24,307)	$(2,995)

Adjustments	52	(35)	299	133	27	$4

As restated	$38	$(171)	$(3,286)	$(24,174)	$(2,968)

Earnings (loss) from discontinued operations—net of tax

As previously reported	$–	$190	$–	$(3,010)	$(475)

Adjustments	(1)	–	20	14	–	$–

As restated	$(1)	$190	$20	$(2,996)	$(475)

Net loss

As previously reported	$(14)	$54	$(3,585)	$(27,302)	$(3,470)

Adjustments	51	(43)	319	147	27	$4

As restated	$37	$11	$(3,266)	$(27,155)	$(3,443)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

We have also undertaken a series of physical counts and reconciliations of plant and equipment. While we believe that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in our consolidated balance sheet as at June 30, 2003, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents details by category, aggregating to the net improvement in the net earnings (loss) for the three months and six months ended June 30, 2003 and 2002, resulting from the restatement adjustments:

Net decrease in net (loss)/Net increase in net earnings

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Contract and customer-related accruals	$(3)	$85	$27	$144

Special charges related to restructuring actions	13	47	39	75

Other accruals and provisions	–	(16)	(96)	54

Total accruals and provisions adjustments	10	116	(30)	273

Income tax adjustments	3	(33)	19	(79)

Revenue adjustments	12	15	(10)	9

Foreign currency translation adjustments — Brazilian operations	26	(30)	29	(30)

Net decrease in net (loss)/Net increase in net earnings	$51	$68	$8	$173

Impacts of the restatements on the accompanying (unaudited) consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying (unaudited) consolidated financial statements.

Consolidated statement of operations for the three months ended June 30, 2003 as restated

Net loss for the three months ended June 30, 2003 was reduced by $51 from a net loss of $14 to net earnings of $37. The major components of the reduction included:

•	a $12 improvement in gross profit which resulted primarily from an increase in revenues which had been deferred from prior periods; and
•	a $17 increase in other income which included $26 of foreign exchange adjustments related to our Brazilian operations and $21 which resulted from the release of accruals for inter-company out of balance amounts partially offset by $30 of other items.

Consolidated statement of operations for the six months ended June 30, 2003 as restated

Net earnings for the six months ended June 30, 2003 increased by $8 from $40 to $48. The major components of the increase included:

•	a $27 improvement in gross profit which included a $10 reduction in revenues which resulted from revenue deferrals and a $37 reduction to cost of revenues which resulted primarily from adjustments to contract and customer-related accruals;
•	a $24 increase in selling, general and administrative expense which resulted primarily from the reversal of previously recorded releases of accruals and provisions, including $15 of accruals associated with programs to upgrade certain financial information systems;
•	a $17 increase in research and development expense which resulted primarily from the reversal of previously recorded releases of accruals and provisions;
•	a $29 decrease which resulted from the release of special charges related to costs associated with severance and fringe benefits for terminated employees, plant and equipment and contract settlements, partially offset by an increase in special charges related to certain real estate facilities; and
•	a $27 decrease in other income which included $29 from the reversal of previously recorded releases of other accruals and provisions (including $9 for accruals for inter-company out of balance amounts) and $27 net of other items partially offset by $29 of foreign exchange adjustments related to our Brazilian operations.

Consolidated statement of operations for the three months ended June 30, 2002 as restated

Net loss for the three months ended June 30, 2002 was reduced by $68 from $697 to $629. The major components of the reduction included:

•	a $55 improvement in gross profit which resulted primarily from a $15 increase in revenues which had been deferred from prior periods and a $40 improvement in cost of revenues which resulted primarily from adjustments to contract and customer-related accruals;
•	a $11 decrease in selling, general and administrative expense and a $8 decrease in research and development expense, each due to a net decrease in other accruals and provisions;

•	a $42 decrease which resulted from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees; and
•	a $14 increase in other expense which resulted from adjustments related to other accruals and provisions.

Consolidated statement of operations for the six months ended June 30, 2002 as restated

Net loss for the six months ended June 30, 2002 was reduced by $173 from $1,538 to $1,365. The major components of the reduction included:

•	a $116 improvement in gross profit which resulted primarily from adjustments to contract and customer-related accruals;
•	a $48 decrease in selling, general and administrative expense which resulted primarily from the release of accruals and provisions, including $15 of accruals for discretionary bonuses in excess of amounts reasonably expected to be paid and $10 of accruals associated with programs to upgrade certain financial information systems;
•	a $21 decrease in research and development expense which resulted primarily from the release of other accruals and provisions;
•	a $66 decrease which resulted from the release of special charges related to costs associated with severance and fringe benefits for terminated employees; and
•	a $19 adjustment to discontinued operations for items previously recorded incorrectly as an expense in discontinued operations.

Consolidated balance sheets as at June 30, 2003 and December 31, 2002

Restatements

The consolidated balance sheets included in “Restatements” in note 2 of the accompanying (unaudited) consolidated financial statements present the cumulative impact of the restatement adjustments classified by balance sheet line item as at June 30, 2003 and December 31, 2002.

Reclassification adjustments

In addition to the restatement adjustments, reclassification adjustments were made between line items which also impacted the consolidated balance sheets as at June 30, 2003 and December 31, 2002. The principal reclassifications are set forth below.

As at June 30, 2003

•	a $118 increase in accounts receivable-net which included a $137 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $19 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $37 increase in net inventory with related reductions of $18 in other current assets and of $19 in other long-term assets; and
•	a $137 increase in other accrued liabilities related to accounts receivable-net (as noted above).

As at December 31, 2002

•	a $70 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $265 increase in accounts receivable-net which included a $370 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $64 reclassification from other accrued liabilities to properly offset amounts billed by us as collection agent under receivable sales agreements against the corresponding receivables and a $41 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $90 increase in net inventory with related reductions of $52 in other current assets and of $38 in other long-term assets; and
•	a $306 increase in other accrued liabilities including a $370 increase partially offset by a $64 decrease, both related to accounts receivable—net (as noted above).

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

For further information on the restatements, see “Significant accounting policies” and “Restatements” in notes 1 and 2, respectively, of the accompanying consolidated financial statements.

Customer financing commitments

During the first half of 2003, we reduced undrawn customer financing commitments by $134 reflecting commitment expirations, cancellations and changing customer business plans. As of June 30, 2003, approximately $482 of the $667 in undrawn commitments was not available for funding under the terms of our financing agreements. Subsequent to June 30, 2003, we renegotiated an agreement with a certain customer and reduced our undrawn commitments by approximately $509, leaving approximately $158 in aggregate undrawn commitments of which $82 was not available for funding under the terms of our financing agreements.

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

Shareholder rights plan

At our annual and special shareholders’ meeting on April 24, 2003, our shareholders approved the reconfirmation and amendment of our shareholder rights plan which will expire at the annual meeting of shareholders to be held in 2006 unless it is reconfirmed at that time. Under the rights plan, we issue one right for each Nortel Networks common share outstanding. These rights become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid. For additional information, you should refer to “Shareholder rights plan” in note 15 of our financial statements in our 2002 Annual Report and to our Registration Statement on Form 8-A/A filed with the SEC on April 25, 2003.

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

Results of operations — continuing operations

Segment revenues

	3 months ended June 30,				6 months ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Wireless Networks	$1,000	$1,137	$(137)	(12)	$1,934	$2,260	$(326)	(14)

Enterprise Networks	546	638	(92)	(14)	1,158	1,312	(154)	(12)

Wireline Networks	494	588	(94)	(16)	1,055	1,273	(218)	(17)

Optical Networks	298	407	(109)	(27)	567	815	(248)	(30)

Other(a)	–	18	(18)	(100)	1	34	(33)	(97)

Consolidated	$2,338	$2,788	$(450)	(16)	$4,715	$5,694	$(979)	(17)

(a)	“Other” represented miscellaneous business activities and corporate functions.

Geographic revenues

The following table summarizes our geographic revenues based on the location of the customer:

	3 months ended June 30,				6 months ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

United States	$1,148	$1,517	$(369)	(24)	$2,348	$2,928	$(580)	(20)

EMEA (a)	582	632	(50)	(8)	1,222	1,346	(124)	(9)

Canada	138	196	(58)	(30)	264	413	(149)	(36)

Other regions(b)	470	443	27	6	881	1,007	(126)	(13)

Consolidated	$2,338	$2,788	$(450)	(16)	$4,715	$5,694	$(979)	(17)

(a)	The Europe, Middle East and Africa region.
(b)	Included the Asia Pacific and Caribbean and Latin America regions.

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

From a geographic perspective, the 16% decline in revenues in the second quarter of 2003 compared to the same period in 2002 was primarily due to a:

•	24% decline in revenues in the United States primarily due to tightened capital markets and/or capital spending restrictions by our service provider and enterprise customers and their focus on capital and cash flow management and a one time shipment to a certain enterprise customer in the second quarter of 2002 which was not repeated in the second quarter of 2003;
•	30% decline in revenues in Canada primarily due to tightened capital markets, capital spending restrictions experienced by our service provider customers and their focus on capital and cash flow management;
•	8% decline in revenues in the Europe, Middle East and Africa region, or EMEA, primarily due a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets and/or customers continuing to focus on maximizing return on invested capital; and
•	20% decline in revenues in the Caribbean and Latin America region, or CALA, primarily due to continued capital spending restrictions by service provider and enterprise customers; partially offset by
•	17% increase in revenues in the Asia Pacific region, or Asia Pacific, primarily due to new contracts with certain customers and continuing network expansions.

From a geographic perspective, the 17% decline in revenues in the first half of 2003 compared to the same period in 2002 was primarily due to a:

•	20% decline in revenues in the United States primarily due to tightened capital markets and/or capital spending restrictions by our service provider and enterprise customers and their focus on capital and cash flow management;
•	36% decline in revenues in Canada primarily due to tightened capital markets, capital spending restrictions experienced by our service provider customers and their focus on capital and cash flow management;

•	9% decline in revenues in EMEA primarily due to tightened capital markets and/or capital spending restrictions by service provider and enterprise customers which were partially offset by increases in revenue related to new Global System for Mobile communications, or GSM, contracts with certain service providers; and
•	33% decline in revenues in CALA primarily due to the completion of a major contract in the first quarter of 2002 and continued capital spending restrictions experienced by our service provider customers.

     Q2 2003 vs. Q1 2003

Our consolidated revenues declined $39 from $2,377 in the first quarter of 2003 to $2,338 in the second quarter of 2003. The decline was primarily due to continuing capital spending restrictions experienced by our service provider and enterprise customers. Also contributing to the decline in revenues were some incremental one time shipments on new contracts in the first quarter of 2003 in the United States that were not repeated in the second quarter of 2003.

Geographic revenues for the second quarter of 2003 compared to the first quarter of 2003 decreased 9% in EMEA, decreased 4% in the United States, decreased 19% in CALA, increased 30% in Asia Pacific and increased 10% in Canada.

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

From a geographic perspective, the 12% decrease in Wireless Networks revenues in the second quarter of 2003 compared to the same period in 2002 was primarily due to a:

•	26% decline in revenues in the United States and a 41% decline in Canada primarily due to customers’ focus on capital and cash flow management; and
•	8% decline in revenues in CALA primarily due to many customers completing their initial network deployments in 2002, and as a result, having sufficient capacity to currently meet additional subscriber demand; partially offset by
•	58% increase in revenues in Asia Pacific primarily due to new CDMA contracts with certain customers and continuing CDMA network expansion; and
•	15% increase in revenues in EMEA primarily due to new GSM contracts with certain service provider customers.

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

From a geographic perspective, the 14% decrease in Wireless Networks revenues in the first half of 2003 compared to the first half of 2002 was primarily due to a:

•	21% decline in revenues in the United States and a 58% decline in Canada primarily due to customers’ focus on capital and cash flow management, technology migration and a slower subscriber growth; and
•	9% decline in revenues in Asia Pacific primarily due to capital spending restrictions, network completion and a slower subscriber growth; partially offset by
•	21% increase in revenues in EMEA and a 8% increase in CALA primarily due to new GSM contracts with certain service providers.

     Q2 2003 vs. Q1 2003

Compared to the first quarter of 2003, Wireless Networks revenues increased 7% in the second quarter of 2003, primarily due to a:

•	substantial increase in GSM revenues primarily due to increases in the United States, Canada, EMEA and Asia Pacific as a result of new contracts and network expansions; and
•	increase in CDMA revenues, primarily in Asia Pacific, as a result of existing network expansions to meet increased subscriber demand; partially offset by
•	substantial decline in UMTS revenues in EMEA primarily due to the resolution of contractual issues, including collectibility, with a certain customer in the first quarter of 2003 not repeated in the second quarter of 2003; and
•	substantial decline in TDMA revenues, primarily in the United States and Canada, as a result of customers continuing to migrate to CDMA and GSM technologies.

From a geographic perspective, Wireless Networks revenues increased 7% in the second quarter of 2003 compared to the first quarter of 2003 as a result of a 102% increase in revenues in Asia Pacific and a 68% increase in revenues in Canada. These increases were partially offset by a 24% decline in revenues in CALA and an 11% decline in revenues in EMEA. United States revenues were essentially flat in the second quarter of 2003 compared to the first quarter of 2003.

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

As at December 23, 2003, we expect that revenues from UMTS technologies will reach a small portion of overall Wireless Networks revenues in 2003.

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

Enterprise Networks revenues

The following chart summarizes recent quarterly revenues for Enterprise Networks:

     Q2 2003 vs. Q2 2002

Enterprise Networks revenues declined 14% in the second quarter of 2003 compared to the second quarter of 2002 and was primarily a result of:

•	a substantial decline in the data networking and security portion of this segment due to pricing pressures driven by increased competition, a decline in our legacy routing portfolio and a corresponding reduction in the number of service contract renewals;
•	a decline in demand in our traditional circuit switching products as a result of delays with the establishment of new channel relationships to address demand from small and medium sized enterprise customers and the redirection of sales efforts by existing channel partners towards larger enterprise customers; and
•	enterprise customers having implemented a longer, more stringent spending approval process when making capital expenditure decisions which resulted in continued capital spending delays.

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

Revenues in the data networking and security portion of this segment declined substantially in the second quarter of 2003 compared to the second quarter of 2002. This substantial decline was primarily due to a reduction in the number of service contract renewals associated with our legacy routing portfolio, primarily in the United States. Further, revenues associated with certain of our Layer 2 products declined substantially as a result of pricing pressures driven by increased competition for enterprise customers. In Asia Pacific, revenues decreased substantially primarily due to one time incremental shipments of certain products in the second quarter of 2002 which were not repeated in the second quarter of 2003.

From a geographic perspective, the 14% decline in Enterprise Networks revenues in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to a:

•	19% decline in revenues in the United States primarily due to our enterprise customers’ traditional circuit switching networks having sufficient capacity to meet current demand and a reduction in service contract renewals;
•	11% decline in revenues in Asia Pacific primarily due to one time incremental shipments of certain products in the second quarter of 2002 which were not repeated in the second quarter of 2003;
•	7% decline in revenues in EMEA primarily due to continuing economic uncertainty in the region, a delay associated with the transition of a portion of our business from direct to indirect channels and the transition of certain service contracts to our channel partners during the first half of 2003. 2003; and
•	35% decline in revenues in CALA primarily due to the deterioration of the economic situation in certain countries and associated spending restrictions implemented by certain of our distributors.

     First half 2003 vs. first half 2002

Enterprise Networks revenues declined 12% in the first half of 2003 compared to the first half of 2002 and was primarily due to:

•	a decline in our traditional circuit switching products as a result of delays associated with the establishment of new channel relationships to address demand from small and medium sized enterprise customers and the redirection of sales efforts by existing channel partners towards larger enterprise customers;
•	a substantial decline in our legacy routing portfolio and an associated decline in service revenues related to this portfolio as the number of service contract renewals decreased; and
•	enterprise customers having implemented a longer, more stringent spending approval process when making capital investment decisions which resulted in continued capital spending delays.

Revenues from the circuit and packet voice portion of this segment decreased in the first half of 2003 compared to the first half of 2002. We experienced a reduction in revenues associated with our traditional circuit switching and interactive voice response products primarily due to continuing capital spending restrictions as a result of the economic uncertainty in the industry. These declines were partially offset by a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions.

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

From a geographic perspective, the 12% decline in Enterprise Networks revenues in the first half of 2003 compared to the first half of 2002 was primarily due to a:

•	16% decline in revenues in the United States primarily due to customer spending restrictions, a reduction in revenues associated with our legacy routing portfolio and a corresponding reduction in the number of service contract renewals;
•	7% decline in revenues in EMEA primarily due to continuing economic uncertainty in the region, a delay associated with the transition of a portion of our business from direct to indirect channels and the transition of certain service contracts to our channel partners during the first half of 2003;
•	30% decline in revenues in CALA primarily due to the continued deterioration of the economic situation in certain countries and associated spending restrictions implemented by certain of our distributors; and
•	5% decline in Asia Pacific primarily due to one time incremental shipments of certain products in the second quarter of 2002 which were not repeated in the first half of 2003.

     Q2 2003 vs. Q1 2003

Enterprise Networks revenues decreased 11% in the second quarter of 2003 compared to the first quarter of 2003 primarily due to:

•	a significant decline in revenues associated with our traditional circuit switching products primarily due to incentive programs and other pricing discounts offered to certain enterprise customers during the first quarter of 2003 and not repeated in the second quarter of 2003; and
•	a decrease in the data network and security portion of this segment primarily due to enterprise customers having implemented a longer, more stringent spending approval process when making capital investment decisions which resulted in continued capital spending delays and increased competition for enterprise customers.

From a geographic perspective, the 11% decline in the second quarter of 2003 compared to the first quarter of 2003 was primarily due to a 14% decline in revenues in EMEA, an 8% decline in revenues in the United States, a 24% decline in revenues in Canada and a 32% decline in CALA.

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

From a geographic perspective, the 16% decline in Wireline Networks revenues in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to a:

•	20% decline in revenues in the United States primarily due to the continuing impact of tightened capital markets and capital spending restrictions experienced by our service provider customers and also uncertainty regarding the recent FCC decision regarding UNEs;
•	35% decline in revenues in Asia Pacific primarily due to service provider capital spending restrictions; and
•	48% decline in revenues in CALA primarily due to service provider capital spending restrictions and tightened capital markets; partially offset by
•	30% increase in revenues in Canada primarily due to an increase in packet voice revenues as certain customers upgraded their existing networks.

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

From a geographic perspective, the 17% decline in Wireline Networks revenues in the first half of 2003 compared to the first half of 2002 was primarily due to a:

•	76% decline in revenues in CALA primarily due to the completion of a major contract in the first quarter of 2002 and continued capital spending restrictions experienced by our service provider customers;
•	10% decline in revenues in the United States primarily due to the continuing impact of tightened capital markets, capital spending restrictions experienced by our service provider customers and also uncertainty regarding the recent FCC decision regarding UNEs;
•	10% decline in revenues in EMEA primarily due to a reduction in capital spending by service provider customers and tightened capital markets; and
•	22% decline in revenues in Asia Pacific primarily due to service provider capital spending restrictions.

     Q2 2003 vs. Q1 2003

Our Wireline Networks revenues decreased 12% in the second quarter of 2003 compared to the first quarter of 2003 primarily due to:

•	a significant decline in the circuit and packet voice portion of this segment, primarily in the United States, due to a substantial decrease in revenues associated with our packet-based technologies caused by incremental one time shipments on new contracts in the first quarter of 2003 that were not repeated in the second quarter of 2003; and
•	a decrease in the data networking and security portion of this segment primarily due to continued customer spending restrictions in EMEA associated with our more mature products.

From a geographic perspective, Wireline Networks revenues decreased 12% in the second quarter of 2003 compared to the first quarter of 2003 primarily as a result of a 25% decrease in the United States partially offset by a 10% increase in EMEA. The remaining geographic regions were essentially flat compared to the first quarter of 2003.

     Remainder of 2003

We anticipate that service providers will continue to increase the use of packet-based technologies in their communications networks as they look for ways to optimize their existing networks and offer new revenue generating services while controlling capital expenditures and operating costs. Although we experienced an increase in revenues in our packet-based technologies in the first half of 2003 compared to the same period in 2002, the timing of when service providers will deploy packed based technologies on a wider scale is unclear. Further, it is difficult to determine the effect the recent FCC ruling regarding UNEs will have on our business as our customers assess its impact. We expect that the continuing industry adjustment and reduction in capital spending by our customers will have a negative impact on the level of spending by our service provider customers and could adversely affect Wireline Networks revenues in the future.

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

In the fourth quarter of 2002, we sold certain optical components assets to Bookham Technology plc, or Bookham. As a result, our second quarter results in 2003 in the long-haul portion of this segment do not reflect revenues generated from these assets. In the second quarter of 2002, revenues generated from the optical components assets sold to Bookham were approximately 5% of the total revenues of $407. For additional information relating to the sale of these assets to Bookham, you should refer to information contained in our 2002 Annual Report.

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

From a geographic perspective, the 27% decline in Optical Networks revenues in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to a:

•	46% decline in revenues in EMEA primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets and customers continuing to focus on maximizing return on invested capital;
•	29% decline in revenues in the United States primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets and customers continuing to focus on maximizing return on invested capital and a one time shipment to a certain enterprise customer in the second quarter of 2002 which was not repeated in the second quarter of 2003; and
•	61% decrease in revenues in Canada primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets and customers continuing to focus on maximizing return on invested capital; partially offset by
•	30% increase in revenues in Asia Pacific primarily due to new customer contracts for expansions of existing networks to meet increased customer demand.

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

As mentioned above, our long-haul revenues in the first half of 2003 do not reflect revenues generated from the optical component assets sold to Bookham. In the first half of 2002, revenues associated with these assets were approximately 5% of the total Optical Networks revenues of $815.

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

From a geographic perspective, the 30% decline in Optical Networks revenues in the first half of 2003 compared to the first half of 2002 was primarily due to a:

•	47% decline in revenues in EMEA, 37% decline in the United States and a 53% decline in Canada primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets and customers continuing to focus on maximizing return on invested capital; and
•	38% decline in revenues in CALA primarily related to a reduction in capital spending and excess network capacity and assets; partially offset by
•	34% increase in revenues in Asia Pacific primarily due to new customer contracts for expansions of existing networks to meet increased customer demand.

     Q2 2003 vs. Q1 2003

Optical Networks revenues increased 11% in the second quarter of 2003 compared to the first quarter of 2003 primarily due to increased customer spending in the United States on both our long-haul and metro optical products. The increased spending in the United States was mainly due to customers expanding existing networks and the resolution of contractual issues with certain customers in the first quarter of 2003. The substantial increase in revenues in the United States was partially offset by a substantial decline in revenues in EMEA which was mainly due to some incremental one time shipments of products in the first quarter of 2003 which were not repeated in the second quarter of 2003.

From a geographic perspective, Optical Networks revenues increased 11% in the second quarter of 2003 compared to the first quarter of 2003 primarily as a result of a 77% increase in revenues in the United States partially offset by a 26% decrease in revenues in EMEA. The remaining geographic regions were essentially flat.

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

Gross profit and gross margin

	3 months ended June 30,				6 months ended June 30,
	2003	2002	Change	% Change	2003	2002	Change	% Change

Gross profit	$1,028	$1,013	$15	1	$2,072	$1,832	$240	13

Gross margin	44.0%	36.3%	7.7	21.2	43.9%	32.2%	11.7	36

Gross margin improved 7.7 percentage points in the second quarter of 2003 compared to the second quarter of 2002 primarily due to:

•	an increase of approximately 6 percentage points related to reductions in inventory provisioning and other operations related costs, primarily in the United States and EMEA; and

•	an increase of approximately 3 percentage points related to continued improvements in our cost structure primarily as a result of more favorable supplier pricing which was partially offset by continued pricing pressures on the sale of certain of our products; partially offset by
•	a favorable gross margin impact of approximately 1.5 percentage points in the second quarter of 2002 for purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement that was not repeated in the second quarter of 2003.

Gross margin also improved 11.7 percentage points in the first half of 2003 compared to the first half of 2002 primarily due to:

•	an increase of approximately 8 percentage points related to a decline in inventory provisioning, contract and customer settlement costs and other operations related costs; and
•	an increase of approximately 5 percentage points related to continued improvements in our cost structure primarily as a result of more favorable supplier pricing which was partially offset by continued pricing pressures on the sale of certain of our products; partially offset by
•	an accrual in the first quarter of 2003 for the employee return to profitability bonus plan for which no similar accrual was made in the first half of 2002; and
•	a favorable gross margin impact of approximately 1.5 percentage points in the first half of 2002 for purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement that was not repeated in the first half of 2003.

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

     Segment gross profit and gross margin

     Wireless Networks

Wireless Networks gross margin improved by approximately 2 percentage points in the second quarter of 2003 compared to the second quarter of 2002. The improvement was primarily due to changes in product mix and ongoing product cost improvements.

Wireless Networks gross margin improved by approximately 6 percentage points in the first half of 2003 compared to the first half of 2002. The improvement was primarily due to changes in product mix and ongoing product cost improvements.

     Enterprise Networks

Enterprise Networks gross margin improved approximately 1 percentage point in the second quarter of 2003 compared to the second quarter of 2002. The improvement in gross margin was primarily due to:

•	improvements in our cost structure as a result of more favorable supplier pricing which was partially offset by reductions in the selling price of certain of our products as a result of increased competition for enterprise customers;
•	reductions in other operations related costs including product defects, customer service and warranty costs; and
•	changes in customer and product mix.

Enterprise Networks gross margin improved by approximately 5 percentage points in the first half of 2003 compared to the same period in 2002. The improvement in gross margin was primarily due to:

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

     Wireline Networks

Wireline Networks gross margin increased by approximately 7 percentage points in the second quarter of 2003 compared to the second quarter of 2002. The increase in gross margin was primarily due to:

•	improvements in our cost structure primarily as a result of more favorable supplier pricing;
•	a decrease in inventory provisioning; and
•	reductions in other operations related costs including customer service and warranty costs.

Wireline Networks gross margin increased by approximately 6 percentage points in the first half of 2003 compared to the same period in 2002. The increase in gross margin was primarily due to:

•	improvements in our cost structure primarily as a result of more favorable supplier pricing;
•	a decrease in inventory provisioning and contract and customer settlement costs in the first half of 2003 compared to the first half of 2002; and
•	reductions in other operations related costs including customer service and warranty costs.

     Optical Networks

Optical Networks gross margin improved by approximately 32 percentage points in the second quarter of 2003 compared to the second quarter of 2002. The improvement in gross margin was primarily due to:

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

Optical Networks gross margin improved by approximately 48 percentage points in the first half of 2003 compared to the same period in 2002. The improvement in gross margin was primarily due to:

•	a decrease in inventory provisioning and contract and customer settlement costs in the first half of 2003 compared to the first half of 2002;
•	reductions in operations related costs, primarily in the United States and EMEA;
•	the sale of certain optical components assets to Bookham and, as a result, our gross margin in the first half of 2003 excluded the impact of excess capacity of those optical components assets; and
•	improvements in our cost structure primarily as a result of more favorable supplier pricing which were partially offset by continued pricing pressures on the sale of certain products; partially offset by
•	a favorable gross margin impact in the first half of 2002 for purchase discounts recognized in connection with the JDS Uniphase Corporation purchase arrangement that was not repeated in the first half of 2003.

Operating expenses

     Selling, general and administrative expense

	3 months ended June 30,				6 months ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

SG&A expense	$413	$756	$(343)	(45)	$927	$1,463	$(536)	(37)

As % of revenues	17.7%	27.1%	N/A	N/A	19.7%	25.7%	N/A	N/A

Selling, general and administrative, or SG&A, expense declined $343 in the second quarter of 2003 compared to the second quarter of 2002 primarily due to:

•	the continued impact of our workforce reductions and associated reductions in other related costs such as information services and real estate; and
•	net customer financing bad debt recoveries of $48 primarily as a result of favorable settlements related to our customer financing activities and adjustments to other existing provisions.

In the first half of 2003, SG&A expense declined $536 compared to the first half of 2002. These declines were primarily due to:

•	the continued impact of our workforce reductions and associated reductions in other related costs such as information services and real estate;
•	net customer financing bad debt recoveries of $48 primarily as a result of favorable settlements related to our customer financing activities and adjustments to other existing provisions; and
•	decreased provisioning for customer financing and trade receivables; partially offset by
•	accruals in the first half of 2003 for the employee return to profitability bonus plan for which no similar accrual was made in the first half of 2002.

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

     Optical Networks

Optical Networks SG&A expense decreased substantially in both the second quarter of 2003 compared to the second quarter of 2002 and the first half of 2003 compared to the same period in 2002. These reductions were primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; and
•	a decrease in provisioning for trade and customer financing receivables.

     Segment contribution margin

	3 months ended June 30,				6 months ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Wireless Networks	$346	$323	$23	7	$663	$583	$80	14

Enterprise Networks	87	95	(8)	(8)	237	185	52	28

Wireline Networks	173	103	70	68	331	230	101	44

Optical Networks	28	(212)	240	113	42	(530)	572	108

Other	(19)	(52)	33	63	(128)	(99)	(29)	(29)

Consolidated	$615	$257	$358	139	$1,145	$369	$776	210

As a result of the gross margin and SG&A expense changes discussed above, our consolidated contribution margin improved by $358 in the second quarter of 2003 compared to the second quarter of 2002 and by $776 in the first half of 2003 compared to the first half of 2002. All of our four reportable segments contributed positive contribution margin in the second quarter and first half of 2003.

     Research and development expense

	3 months ended June 30,				6 months ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

R&D expense	$481	$571	$(90)	(16)	$985	$1,153	$(168)	(15)

As % of revenues	20.6%	20.5%	N/A	N/A	20.9%	20.2%	N/A	N/A

Research and development, or R&D, expense represents our planned investment in our next generation core products across all segments. R&D expense decreased $90 in the second quarter of 2003 compared to the second quarter of 2002. The decline was primarily due to workforce reductions and focused investment decisions to drive market leadership across our product portfolios.

R&D expense also decreased $168 in the first half of 2003 compared to the first half of 2002 primarily due to our workforce reductions and focused investments to drive market leadership across our product portfolios. The decline was partially offset by an accrual in the first quarter of 2003 for the employee return to profitability bonus plan for which no similar accrual was made in the first half of 2002.

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

     Deferred stock option compensation

For acquisitions completed subsequent to July 1, 2000, we were required to allocate a portion of the purchase price to deferred compensation related to unvested stock options held by employees of the companies acquired. This deferred compensation is amortized to net income (loss) based on the graded vesting schedule of the stock option awards. Deferred stock option compensation was $17 in the second quarter of 2003 compared to $20 in the second quarter of 2002 and was primarily due to the completion of the deferred compensation amortization associated with certain employees’ vesting periods. Deferred stock option compensation was $35 in the first half of 2003 compared to $44 in the first half of 2002. This decline was primarily due to the completion of the deferred compensation amortization associated with certain employees’ vesting periods and the cancellation of unvested stock options that were held by employees whose employment was terminated in 2002. Currently, we expect that the amount of deferred stock option compensation for the next two quarters will decline slightly compared to the expense recorded in the second quarter of 2003.

     Special charges

In the second quarter of 2003, we recorded a net reduction in special charges of $2 associated with our continued restructuring work plan. Included in this net reduction were total reductions of $62 related to revisions to prior accruals. Workforce reduction charges of $22 related to the cost of severance and benefits across all segments associated with approximately 300 employees notified of termination during the second quarter of 2003. Net revisions of $13 to reduce prior accruals primarily related to termination benefits where actual costs were lower than our original estimates across all segments. Contract settlement and lease costs were $15 and related to leased facilities and furniture that were no longer being used across all segments. Net revisions of $44 reduced prior accruals and related to changes in estimates associated with the cost of vacating previously identified properties and changes in sublease revenue assumptions across all segments. Also, we recorded a charge of $23 related to current period write downs for various leasehold improvements and excess equipment. Net revisions of $5 to reduce prior accruals related to adjustments in our original plans or estimates for the closure of certain facilities.

In the first half of 2003, we recorded special charges of $110 related to our continued restructuring work plan. Included in this charge was a reduction of $70 related to revisions to prior accruals. Workforce reduction charges of $90 related to the cost of severance and benefits associated with approximately 1,100 employees notified of termination during the first half of 2003 which extended across all segments. Net revisions of $35 to reduce prior accruals primarily related to termination benefits where actual costs were lower than our original estimates across all segments. Contract settlement and lease costs were $46 and related to newly identified leased facilities and furniture that we determined were no longer being used across all segments. Net revisions of $2 increased prior accruals and related to changes in estimates associated with the cost of vacating previously identified properties and changes in sublease revenues across all segments. Also, we recorded charges of $44 related to current period write downs for various leasehold improvements and excess Optical Networks equipment. Net revisions of $37 to reduce prior accruals related to adjustments in our original plans or estimates for the closure of certain facilities.

In the second quarter of 2002, we recorded special charges of $361 related to our restructuring work plan. Workforce reduction charges of $90 related to the cost of severance and benefits associated with approximately 1,900 employees notified of termination which extended across all segments. Contract settlement and lease costs included net revisions of approximately $14 which reduced prior accruals and related to change in estimates associated with the cost of vacating previously identified properties and changes in sublease revenue assumptions across all segments. We recorded approximately $270 in plant and equipment write downs within Optical Networks. Also in the second quarter of 2002, we recorded $15 related to the write down of certain acquired technology in Optical Networks due to our reassessment of market conditions.

In the first half of 2002, we recorded special charges of $824 related to our restructuring work plan. Workforce reduction charges of $398 were related to the cost of severance and benefits associated with the approximately 6,300 employees notified of termination which extended across all segments. Contract settlement and lease costs included negotiated settlements of approximately $44 to either cancel contracts or renegotiate existing contracts across all of our segments. Also, we recorded approximately $355 in plant and equipment write downs within global operations, a function that supports all of our segments, and within Optical Networks. Also in the first half of 2002, we recorded $27 related to the write downs of acquired technology in Optical Networks due to our reassessment of market conditions.

Currently, we expect that approximately $30 to $40 of special charges related to our restructuring work plan will be incurred in the second half of 2003.

In the third quarter of 2003, we recorded special charges of $70 relating to our continued restructuring work plan. As at December 23, 2003, we expect that approximately $40 of special charges relating to our restructuring work plan will be incurred in the fourth quarter of 2003.

For additional information related to our restructuring activities, see “Special charges” in note 6 of the accompanying unaudited consolidated financial statements.

Other income (expense) — net

In the first half of 2003, other income — net was $27, which primarily included:

•	interest income on our short term investments; and
•	a payment received from a settlement related to intellectual property use; partially offset by
•	foreign exchange losses; and
•	losses on the sale or write down of certain of our investments.

Interest expense

Interest expense decreased $20 in the second quarter of 2003 compared to the second quarter of 2002 and declined $38 in the first half of 2003 compared to the first half of 2002. These declines were primarily due to a reduction in the outstanding balances of our notes payable and long-term debt.

In the third quarter of 2003, we expect that our quarterly interest expense will remain at a level similar to that of the second quarter of 2003.

Income tax benefit

In the first half of 2003, we recorded a tax benefit of $28 on the pre-tax loss from continuing operations before minority interests and equity earnings in net loss of associated companies. This tax benefit resulted from the tax expense on income generated from discontinued operations and a tax refund for a previously unrecognized loss carryback. This tax benefit was partially offset by various non-income related taxes.

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

Net loss from continuing operations

As a result of the items discussed under our results of operations, our reported net loss from continuing operations improved by $670 and $1,251 in the second quarter and first half of 2003, respectively, compared to the same periods in 2002.

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

For additional information, see “Discontinued operations” in note 16 of the accompanying unaudited consolidated financial statements.

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

There have been no changes to our critical accounting policies since December 31, 2002, other than the material changes in the recorded balances and other updates noted below. For further information relating to our critical accounting policies, see our 2002 Annual Report.

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

Provisions for receivables

We recorded receivable (recoveries) provisions, relating to continuing operations, of $(49) in the first half of 2003 compared to $116 in the first half of 2002. The receivable recoveries in the first half of 2003 primarily related to net customer financing bad debt recoveries of $48 primarily as a result of favorable settlements related to our sale or restructuring of various customer financing related receivables and adjustments to other existing provisions. The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations, as at:

	June 30,	December 31,
	2003	2002

Gross accounts receivable	$2,196	$2,680

Related reserves	(370)	(517)

Net accounts receivable	$1,826	$2,163

Accounts receivable reserves as a percentage of gross accounts receivable	17%	19%

Gross long-term receivables	$409	$1,001

Related reserves	(301)	(736)

Net long-term receivables	$108	$265

Long-term receivable reserves as a percentage of long-term receivables	74%	74%

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

Provisions for inventory

We recorded inventory provisions and other provisions related to our contract manufacturers and suppliers, relating to continuing operations, of $100 in the first half of 2003 compared to $370 in the first half of 2002. The following table summarizes our inventory balances and related reserves of our continuing operations, as at:

	June 30,	December 31,
	2003	2002

Gross inventory	$1,876	$2,056

Related reserves	(997)	(1,070)

Net inventory	$879	$986

Inventory reserves as a percentage of gross inventory	53%	52%

Other reserves for claims related to our contract manufacturers and suppliers(a)	(146)	(167)

(a)	Included in other accrued liabilities and relating to cancellation charges, inventory in excess of future demand and for the settlement of certain other claims.

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

Liquidity and capital resources

Cash flows

The following table summarizes our cash flows by activity and cash on hand, as at:

	6 months ended June 30,
	2003	2002

Net cash used in operating activities of continuing operations	$(141)	$(219)

Net cash from (used in) investing activities of continuing operations	301	(210)

Net cash from (used in) financing activities of continuing operations	(110)	1,403

Effect of foreign exchange rate changes on cash and cash equivalents	78	46

Net cash from continuing operations	128	1,020

Net cash from discontinued operations	271	288

Net increase in cash and cash equivalents	399	1,308

Cash and cash equivalents at beginning of period — net	3,791	3,460

Cash and cash equivalents at end of period — net	$4,190	$4,768

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

Cash flows used in operating activities were $141 due to a net loss from continuing operations of $133, less an adjustment of $446 for non-cash and other items, plus a net cash outflow of $454 from operating assets and liabilities. We generated cash inflows of $334 from accounts receivables due to increased cash collections. Cash inflows of $137 from inventories were primarily due to product shipments exceeding additions to inventories during the first half of 2003. Net cash outflows from income taxes were $7. As a result of previously incurred tax losses, we do not expect that we will have to make significant cash income tax payments for the foreseeable future. The net cash outflows of $938 from the remaining operating assets and liabilities were primarily due to:

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

Cash flows used in financing activities were $110 and were primarily due to $94 used to reduce our long-term debt and a reduction of our notes payable by a net of $14.

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

The remaining balance sheet reserve of $108 relating to workforce reduction initiatives is expected to be substantially drawn down by mid 2004. The remaining balance sheet reserve of $568 related to contract settlement and lease costs is expected to be substantially drawn down by the end of 2010.

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

The following table provides information related to our customer financing commitments, excluding our discontinued operations, as at:

	June 30,	December 31,
	2003	2002

Drawn and outstanding — gross(a)	$471	$1,091

Provisions for doubtful accounts(a)	(357)	(799)

Drawn and outstanding — net(a)	114	292

Undrawn commitments (see note 18)	667	801

Total customer financing	$781	$1,093

(a)	Included short-term and long-term amounts.

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

Also in the second quarter of 2003, we recorded net customer financing bad debt recoveries of $48 primarily as a result of the favorable settlements described above and adjustments to other existing provisions.

In the first quarter of 2003, our gross customer financing receivables and related provisions each decreased by approximately $100 as a result of the securitization of outstanding balances associated with two of our customers and the write down of a third customer balance as a result of the customer’s bankruptcy restructuring.

We currently have customer financing commitments and/or balances outstanding in connection with the construction of new networks, including 3G wireless networks. Although we may commit to provide customer financing to customers in areas that are strategic to our core businesses, we remain focused on reducing our overall customer financing exposures in accordance with any obligations under our financing agreements. During the first half of 2003, we reduced undrawn commitments by $134 reflecting commitment expiration, cancellations and changing customer business plans. As of June 30, 2003, approximately $482 of the $667 in undrawn commitments was not available for funding under the terms of our financing agreements. In addition to being highly selective in providing customer financing, we have programs in place to monitor and mitigate customer credit risk, including performance milestones and other conditions of funding. Management is focused on the strategic use of our customer financing capacity and on reducing the amount of our existing and future customer financing exposure.

Subsequent to June 30, 2003, we renegotiated an agreement with a certain customer and reduced our undrawn commitments by approximately $509, leaving approximately $158 in aggregate undrawn commitments of which $82 was not available for funding under the terms of our financing agreements.

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

Discontinued operations

As of June 30, 2003, accruals relating to our discontinued access solutions operations totaled $78 and were related to future contractual obligations and estimated liabilities during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition. During the first half of 2003, we generated cash of approximately $271 on the disposition of various assets from the access solutions operations and associated wind-down activities.

For additional information related to our discontinued operations, see “Discontinued operations” in note 16 of the accompanying unaudited consolidated financial statements.

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

The support facility with EDC does not materially restrict Nortel Networks Limited’s ability to sell any of its assets (subject to certain maximum amounts) or to purchase or pre-pay any of its currently outstanding debt. EDC is not obligated to make any support available unless certain customary conditions are satisfied and Nortel Networks Limited’s senior long-term debt rating by Moody’s Investors Services, Inc., or Moody’s, has not been downgraded to less than B3 and that its debt rating by Standard & Poor’s has not been downgraded to less than B—. If Nortel Networks Limited defaults on its obligations under the support facility with EDC and EDC calls upon the security provided under the security agreements in an amount exceeding $100, Nortel Networks Limited and Nortel Networks Inc. would also, as a result, be in default under the $750 April 2000 five year credit facilities and we and Nortel Networks Limited would be in default under our outstanding public debt.

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

For additional information relating to our outstanding public debt, the $750 April 2000 five year credit facilities and the support facility with EDC, see “Long-term debt, credit and support facilities” and “Supplemental consolidating financial information” in notes 8 and 19, respectively, of the accompanying unaudited consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 19 of the accompanying unaudited consolidated financial statements. For information relating to our debt ratings, see “Credit ratings” below. See “Forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our credit and support facilities in the future.

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

Credit ratings

Rating on long-term debt
issued or guaranteed by
	Nortel Networks	Rating on preferred shares
	Limited/Nortel Networks	issued by Nortel Networks
Rating agency	Corporation	Limited	Last update

Standard & Poor’s Ratings Service	B	CCC	September 18, 2002

Moody’s Investors Services, Inc.	B3	Caa3	November 1, 2002

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

     Purchase commitments

Our purchase commitments remain substantially unchanged from the amounts disclosed as at December 31, 2002 in our Annual Report.

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

Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. For additional information, see “Guarantees” in note 10 of the accompanying unaudited consolidated financial statements.

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

For additional information relating to our derivative financial instruments, you should refer to “Significant accounting policies” in note 2(s) and “Financial instruments and hedging activities” in note 12 of the consolidated financial statements contained in our 2002 Annual Report.

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

For additional information related to our legal proceedings, see “Contingencies” in note 17 of the accompanying unaudited consolidated financial statements.

Forward looking statements

Certain statements in this Quarterly Report, contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions” and other similar language and are considered forward looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the risk factors described below. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. The risk factors have been updated to reflect the restatements as well as for events and developments subsequent to June 30, 2003.

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

The material weaknesses noted above, if not addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in note 2 of the accompanying unaudited consolidated financial statements and “Recent developments—Restatements” in the MD&A. Our failure to fully address these material weaknesses could have a material adverse effect on our business, results of operations and financial condition. Please see Item 4. Controls and Procedures below.

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

We may in the future be subject to additional class actions, other securities litigation or other proceedings or actions arising in relation to the restatement of our prior period financial statements. In connection with the announcement of the restatements, we notified the appropriate regulatory authorities, including the SEC, the Ontario Securities Commission, the New York Stock Exchange and the Toronto Stock Exchange, of our intent to restate previously reported results, and we are co-operating with enquiries from certain of such regulatory authorities. An independent review is being conducted by the Audit Committee to examine the facts and circumstances leading to the need to restate our financial statements for the relevant periods and to consider appropriate improvements to our processes and procedures. The law firm of Wilmer, Cutler & Pickering has been retained by and will report to our Audit Committee for such purposes. There can be no assurance that the outcome of the independent review will not have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 4. Controls and Procedures

This Item 4 has been updated to reflect the restatements as well as for events and developments subsequent to June 30, 2003.

(a)	Evaluation of Disclosure Controls and Procedures

Subsequent to the evaluation referenced in Nortel Networks Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2003, Nortel Networks has re-evaluated the effectiveness of the design and operation of Nortel Networks disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of management, including the President and Chief Executive Officer and the Chief Financial Officer, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in light of the restatements and the identification of certain material weaknesses discussed below.

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

Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and the fiscal quarters ended March 31, 2003 and June 30, 2003. The restatements primarily relate to the determination by Nortel Networks that $952 and $935 of liabilities (primarily accruals and provisions) carried on its previously reported balance sheet as at June 30, 2003 and December 31, 2002, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate its financial statements, Nortel Networks also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, Nortel Networks made adjustments to correct errors relating to its deferred income tax assets and foreign currency translation accounts. The net effect of the restatement adjustments to Nortel Networks accumulated deficit as at June 30, 2003 was $505. Please see note 2 to the accompanying (unaudited) consolidated financial statements and “Recent developments—Restatements” in the MD&A for further information concerning the restatements and their impact on Nortel Networks financials statements.

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

PART II

ITEM 6. Exhibits And Reports On Form 8-K

The information set forth in this Item 6 has not been revised to reflect events and developments subsequent to June 30, 2003 except for Exhibits 31.1, 31.2 and 32.

a)	Exhibits:

10.1	Amended general description of special cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited.*

10.2	Nortel Networks Corporation Directors’ Deferred Share Compensation Plan as amended and restated, effective May 29, 2003.*

10.3	Nortel Networks Limited Directors’ Deferred Share Compensation Plan as amended and restated, effective May 29, 2003.

10.4	Letter dated June 23, 2003 from Frank A. Dunn, President and Chief Executive Officer of Nortel Networks, to the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited regarding the voluntary return for cancellation of certain stock options to purchase common shares of Nortel Networks Corporation granted to and held by Frank A. Dunn.

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

Nortel Networks Corporation furnished a Current Report on Form 8-K dated April 24, 2003 related to its financial results for the first quarter 2003.

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

Nortel Networks Corporation filed a Current Report on Form 8-K dated July 25, 2003 related to its financial results for the second quarter of 2003.

*	Previously filed as an exhibit to the Originally Filed 10-Q, which was filed with the Securities and Exchange Commission on August 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS CORPORATION
(Registrant)

Chief Financial Officer “D.C. BEATTY” D.C. BEATTY Chief Financial Officer	Chief Accounting Officer “M.J. GOLLOGLY” M.J. GOLLOGLY Controller

Date:  December 23, 2003