Form 10-Q
period 2004-03-31
NORTEL NETWORKS CORP
filed 2005-02-01
CIK 72911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes                      No✓

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ✓                  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at January 21, 2005

4,268,236,086 without nominal or par value

EXPLANATORY NOTE

Nortel Networks Corporation previously announced the need to restate its consolidated financial statements for the years ended December 31, 2002 and 2001 and each of its first three quarterly periods for 2003.

The unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2003, including the applicable notes, contained in this Quarterly Report on Form 10-Q, have been restated.

A number of Nortel Networks past filings with the United States Securities and Exchange Commission remain subject to ongoing review by the United States Securities and Exchange Commission’s Division of Corporation Finance. In addition, the Second Restatement involved the restatement of Nortel Networks consolidated financial statements for 2001 and 2002 and the first, second and third quarters of 2003. Amendments to Nortel Networks prior filings with the United States Securities and Exchange Commission would be required in order for Nortel Networks to be in full compliance with Nortel Networks reporting obligation under the Securities Exchange Act of 1934. However, Nortel Networks does not believe that it will be feasible to amend Nortel Networks Annual Report on Form 10-K/A for the year ended December 31, 2002, or 2002 Form 10-K/A and our 2003 Quarterly Reports due to, among other factors, identified material weaknesses in Nortel Networks internal control over financial reporting, the significant turnover in Nortel Networks finance personnel, changes in accounting systems, documentation weaknesses, a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in recent years and the passage of time generally. In addition, disclosure in the 2002 Form 10-K/A and 2003 Form 10-Qs would in large part repeat the disclosure contained in our 2003 Annual Report on Form 10-K and this report and expected to be contained in our other 2004 Form 10-Qs. Accordingly, Nortel Networks does not plan to amend our 2002 Form 10-K/A and 2003 Form 10-Qs. Nortel Networks believes that it has included in our 2003 Annual Report on Form 10-K and in this report all information needed for current investor understanding. Ongoing United States Securities and Exchange Commission review may require Nortel Networks to amend this Quarterly Report on Form 10-Q or Nortel Networks other public filings.

For a description of the restatements, see “Restatement” in note 2 of the unaudited consolidated financial statements and “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” contained in this Quarterly Report on Form 10-Q.

PART I
FINANCIAL INFORMATION

		PAGE
ITEM 1.	Consolidated Financial Statements (unaudited)	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	119

ITEM 4.	Controls and Procedures	119

Part II OTHER INFORMATION

ITEM 1.	Legal Proceedings	132

ITEM 2.	Changes in Securities and Use of Proceeds	132

ITEM 6.	Exhibits and Reports on Form 8-K	133

SIGNATURES		137
EX-10.3
EX-31.1
EX-31.2
EX-32

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL, NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT, the GLOBEMARK and SUCCESSION are trademarks of Nortel Networks.

MOODY’S is a trademark of Moody’s Investor Services, Inc.

RCMP is a trademark of the Royal Canadian Mounted Police.

S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

Any other company or product names may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

NORTEL NETWORKS CORPORATION

Consolidated Statements of Operations (unaudited)

	March 31,	March 31,
(millions of U.S. dollars, except per share amounts)	2004	2003

		As restated *
Revenues	$2,444	$2,298
Cost of revenues	1,391	1,403

Gross profit	1,053	895

Selling, general and administrative expense	542	490
Research and development expense	471	477
Amortization of acquired technology and other	3	33
Deferred stock option compensation	–	9
Special charges	7	140
(Gain) loss on sale of businesses and assets	–	(1)

Operating earnings (loss)	30	(253)

Other income — net	86	94
Interest expense
Long-term debt	(44)	(46)
Other	(8)	(8)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	64	(213)
Income tax benefit (expense)	9	26

	73	(187)
Minority interests — net of tax	(14)	(25)
Equity in net loss of associated companies — net of tax	(1)	(22)

Net earnings (loss) from continuing operations	58	(234)
Net earnings (loss) from discontinued operations — net of tax	1	122

Net earnings (loss) before cumulative effect of accounting change	59	(112)
Cumulative effect of accounting change — net of tax	–	(12)

Net earnings (loss)	$59	$(124)

Basic earnings (loss) per common share
— from continuing operations	$0.01	$(0.06)
— from discontinued operations	0.00	0.03

Basic earnings (loss) per common share	$0.01	$(0.03)

Diluted earnings (loss) per common share
— from continuing operations	$0.01	$(0.06)
— from discontinued operations	0.00	0.03

Diluted earnings (loss) per common share	$0.01	$(0.03)

* See note 2

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(millions of U.S. dollars)	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$3,599	$3,997
Restricted cash and cash equivalents	62	63
Accounts receivable — net	2,397	2,505
Inventories — net	1,246	1,190
Income taxes recoverable	85	90
Deferred income taxes — net	400	369
Other current assets	314	315

Total current assets	8,103	8,529

Investments	217	244
Plant and equipment — net	1,598	1,656
Goodwill	2,303	2,305
Intangible assets — net	82	86
Deferred income taxes — net	3,336	3,397
Other assets	384	374

Total assets	$16,023	$16,591

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Notes payable	$13	$17
Trade and other accounts payable	822	861
Payroll and benefit-related liabilities	523	764
Contractual liabilities	487	530
Restructuring	161	206
Other accrued liabilities	2,336	2,505
Long-term debt due within one year	23	119

Total current liabilities	4,365	5,002
Long-term debt	3,883	3,891
Deferred income taxes — net	169	191
Other liabilities	2,962	2,945

Total liabilities	11,379	12,029

Minority interests in subsidiary companies	623	617

Commitments and contingencies (notes 13 and 19)

SHAREHOLDERS’ EQUITY
Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 4,272,674,456 as of March 31, 2004 and 4,166,714,475 as of December 31, 2003	33,840	33,674
Additional paid-in capital	3,220	3,341
Accumulated deficit	(32,473)	(32,532)
Accumulated other comprehensive loss	(566)	(538)

Total shareholders’ equity	4,021	3,945

Total liabilities and shareholders’ equity	$16,023	$16,591

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

Consolidated Statements of Cash Flows (unaudited)

	March 31,	March 31,
(millions of U.S. dollars)	2004	2003

		As restated *
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$58	$(234)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	90	150
Non-cash portion of special charges and related asset write downs	–	18
Equity in net loss of associated companies	1	22
Current and deferred stock option compensation	15	14
Deferred income taxes	(4)	(10)
Other liabilities	60	12
Gain on repurchases of outstanding debt securities	–	(4)
(Gain) loss on sale or write down of investments and businesses	(33)	6
Other — net	(136)	(146)
Change in operating assets and liabilities	(391)	74

Net cash from (used in) operating activities of continuing operations	(340)	(98)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(43)	(22)
Proceeds on disposals of plant and equipment	5	6
Acquisitions of investments and businesses — net of cash acquired	(3)	(2)
Proceeds on sale of investments and businesses	55	7

Net cash from (used in) investing activities of continuing operations	14	(11)

Cash flows from (used in) financing activities
Increase (decrease) in notes payable — net	(3)	(13)
Repayments of long-term debt	(97)	(43)
Repayments of capital leases payable	(3)	(3)
Dividends paid by subsidiaries to minority interests	(9)	(8)
Issuance of common shares	30	–

Net cash from (used in) financing activities of continuing operations	(82)	(67)

Effect of foreign exchange rate changes on cash and cash equivalents	13	18

Net cash from (used in) continuing operations	(395)	(158)
Net cash from (used in) discontinued operations	(3)	301

Net increase (decrease) in cash and cash equivalents	(398)	143
Cash and cash equivalents at beginning of period	3,997	3,790

Cash and cash equivalents at end of period	$3,599	$3,933

* See note 2

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements (unaudited)
(millions of U.S. dollars, except per share amounts, unless otherwise stated)

1.	Significant accounting policies

Basis of presentation

The unaudited consolidated financial statements of Nortel Networks Corporation (“Nortel Networks”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited consolidated financial statements are the same as those described in Nortel Networks audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2003. Although Nortel Networks is headquartered in Canada, the unaudited consolidated financial statements are expressed in U.S. dollars as the greater part of the financial results and net assets of Nortel Networks are denominated in U.S. dollars.

As described in note 2, the unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2003, including the applicable notes, were restated.

Nortel Networks believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three months ended March 31, 2004 are not necessarily indicative of financial results for the full year. The unaudited consolidated financial statements should be read in conjunction with Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC (“Nortel Networks 2003 Annual Report”).

Comparative figures

Certain 2003 figures in the unaudited consolidated financial statements have been reclassified to conform to the 2004 presentation and certain 2003 figures have been restated as set out in note 2.

Recent accounting pronouncements

(a)	On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIM Act”) was signed into law in the U.S. The MPDIM Act introduced a prescription drug benefit under Medicare (specifically, Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, Nortel Networks chose to make the one-time deferral election which remained in effect for its plans in the U.S. until the earlier of the issuance of specific authoritative guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the MPDIM Act or the remeasurement of plan assets and obligations subsequent to January 31, 2004. Therefore, Nortel Networks post-retirement benefit obligation as of March 31, 2004 and net post-retirement benefit cost for the three months ended March 31, 2004 did not reflect the effects of the MPDIM Act on the plans. On May 19, 2004, FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”) was issued by the FASB to provide guidance relating to the prescription drug subsidy provided by the MPDIM Act. Nortel Networks expects to have portions of its post-retirement benefit plans qualify as actuarially equivalent to the benefit provided under the MPDIM Act, for which it expects to receive federal subsidies. Nortel Networks expects that other portions of the plans will not be actuarially equivalent. The financial impact of the federal subsidies was determined by remeasuring Nortel Networks retiree life and medical obligation as of January 1, 2004, as provided under the retroactive application provision of FSP FAS 106-2. The effective date of FSP FAS 106-2 is the first annual or interim period beginning after June 15, 2004, with earlier adoption encouraged. Nortel Networks adopted FSP FAS 106-2 for the three-month period ended June 30, 2004. As a result of adoption, the accumulated post-retirement benefit obligation decreased by $31. Net periodic post-retirement benefit costs are expected to decrease by $2 for the remainder of 2004 as a result of the subsidy.

(b)	In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on Nortel Networks results of operations and financial position.

(c)	On September 30, 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings (loss) per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings (loss) per share amounts presented for comparative purposes be restated. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 is not expected to have an impact on Nortel Networks diluted earnings (loss) per share.

2.	Restatement

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

The Comprehensive Review purported to (i) identify balance sheet accounts that, as of June 30, 2003, were not supportable and required adjustment; (ii) determine whether such adjustments related to the third quarter of 2003 or prior periods; and (iii) document certain account balances in accordance with Nortel Networks accounting policies and procedures. The Comprehensive Review was supplemented by additional procedures carried out between July 2003 and November 2003 to quantify the effects of potential adjustments in the relevant periods and review the appropriateness of releases of certain contractual liability and other related provisions (also called accruals, reserves or accrued liabilities) in the six fiscal quarters ending with the fiscal quarter ended June 30, 2003 and formed the basis for the adjustments made to the financial statements in the First Restatement.

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

Second Restatement

In late October 2003, the Audit Committee of Nortel Networks and Nortel Networks Limited (“NNL”) Boards of Directors (the “Audit Committee”) initiated an independent review of the facts and circumstances leading to the First Restatement (the “Independent Review”) and engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP (“WCPHD”) to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that the Board adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. The Independent Review focused initially on events relating to the establishment and release of contractual liability and other related provisions in the second half of 2002 and the first half of 2003, including the involvement of senior corporate leadership. As the Independent Review evolved, its focus broadened to include specific provisioning activities in each of the business units and geographic regions. In light of concerns raised in the initial phase of the Independent Review, the Audit Committee expanded the review to include provisioning activities in the third and fourth quarters of 2003.

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

Due to, among other factors, significant turnover in Nortel Networks finance personnel, changes in accounting systems, documentation weaknesses and identified material weaknesses in internal control over financial reporting, the Second Restatement involved hundreds of Nortel Networks finance personnel and a number of outside consultants and advisors. The process required the review and verification of a substantial number of documents and communications and related accounting entries over multiple fiscal periods. In addition, the review of accruals and provisions and the application of accounting literature to certain matters in the Second Restatement, including revenue recognition, foreign exchange, special charges and discontinued operations, was complicated by the passage of time, lack of availability of supporting records and the turnover of finance personnel. As a result of this complexity, estimates and assumptions that impact both the quantum of the various recorded adjustments and the fiscal period to which they were attributed were required in the determination of certain of the Second Restatement adjustments. Nortel Networks believes the procedures followed in determining such estimates were appropriate and reasonable using the best available information.

The following tables present the impact of the Second Restatement adjustments on Nortel Networks previously reported consolidated statements of operations and a summary of the adjustments from the Second Restatement for the three months ended March 31, 2003. The Second Restatement adjustments related primarily to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes, and are described in the paragraphs following the tables below:

•	Revenues and cost of revenues;
•	Foreign exchange;
•	Intercompany balances;
•	Special charges;
•	Other;
•	Reclassifications; and
•	Discontinued operations.

Consolidated Statement of Operations for the three months ended March 31, 2003

	As previously
	reported	Adjustments	As restated

Revenues	$2,377	$(79)	$2,298
Cost of revenues	1,333	70	1,403

Gross profit	1,044	(149)	895

Selling, general and administrative expense	514	(24)	490
Research and development expense	504	(27)	477
Amortization of acquired technology and other	33	–	33
Deferred stock option compensation	18	(9)	9
Special charges	112	28	140
(Gain) loss on sale of businesses and assets	(4)	3	(1)

Operating earnings (loss)	(133)	(120)	(253)

Other income (expense) — net	4	90	94
Interest expense
Long-term debt	(45)	(1)	(46)
Other	(8)	–	(8)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(182)	(31)	(213)
Income tax benefit (expense)	18	8	26

	(164)	(23)	(187)
Minority interests — net of tax	3	(28)	(25)
Equity in net loss of associated companies — net of tax	(10)	(12)	(22)

Net earnings (loss) from continuing operations	(171)	(63)	(234)
Net earnings (loss) from discontinued operations — net of tax	190	(68)	122

Net earnings (loss) before cumulative effect of accounting changes	19	(131)	(112)
Cumulative effect of accounting change — net of tax	(8)	(4)	(12)

Net earnings (loss)	$11	$(135)	$(124)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.04)	$(0.02)	$(0.06)
— from discontinued operations	0.04	(0.01)	0.03

Basic and diluted earnings (loss) per common share	$0.00	$(0.03)	$(0.03)

Summary of Restatement Adjustments for the three months ended March 31, 2003

	Revenues		Inter-				Dis-
	and cost of	Foreign	company	Special		Reclassifi-	continued	Total
	revenues	exchange	balances	charges	Other	cations	operations	adjustments

Revenues	$(79)	$–	$–	$–	$–	$–	$–	$(79)
Cost of revenues	27	11	7	–	15	10	–	70

Gross profit	(106)	(11)	(7)	–	(15)	(10)	–	(149)

Selling, general and administrative expense	–	–	1	–	(33)	8	–	(24)
Research and development expense	–	–	(1)	–	(21)	(5)	–	(27)
Deferred stock option compensation	–	–	–	–	(9)	–	–	(9)
Special charges	–	–	–	28	–	–	–	28
(Gain) loss on sale of businesses and assets	–	–	–	–	–	3	–	3
Other income (expense) — net	–	102	1	–	(18)	16	(11)	90
Interest expense — long term debt	–	–	–	–	(1)	–	–	(1)
Income tax benefit (expense)	–	–	–	–	8	–	–	8
Minority interests — net of tax	–	–	–	–	(28)	–	–	(28)
Equity in net loss of associated companies — net of tax	–	–	–	–	(12)	–	–	(12)
Net earnings (loss) from discontinued operations — net of tax	–	–	–	–	–	–	(68)	(68)
Cumulative effect of accounting change — net of tax	–	–	–	–	(4)	–	–	(4)

Total restatement adjustments	$(106)	$91	$(6)	$(28)	$(7)	$–	$(79)	$(135)

The effect of the Second Restatement adjustments on the consolidated balance sheet as of March 31, 2003 is shown following the discussion below.

Revenues and cost of revenues

Revenues and cost of revenues were impacted by various errors related to revenue recognition, corrections to foreign exchange accounting, intercompany related items and other adjustments, including financial statement reclassifications. These items are further described below. The net impact to revenues of the adjustments was a decrease of $79 for the three months ended March 31, 2003. The net impact to cost of revenues related to these revenue adjustments, and the other corrections was an increase of $70 for the three months ended March 31, 2003. The following table summarizes the revenue recognition adjustments and other adjustments to revenues and cost of revenues, which decreased gross profit by $149 in the three months ended March 31, 2003:

		Cost of
	Revenues	revenues

Revenue recognition adjustments:
Application of SAB 101 or SOP 97-2 (a)
Title and delivery	$35	$9
Undelivered elements and liquidated damages	(17)	28
Application of SOP 81-1 (b)	(18)	31
Other revenue recognition adjustments	(79)	(41)

Increase (decrease) associated with revenue recognition	(79)	27

Other adjustments:
Foreign exchange	–	11
Intercompany	–	7
Other	–	15
Reclassifications	–	10

Increase (decrease) to revenues and cost of revenues	$(79)	$70

(a)	Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements” (“SAB 101”); Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”).
(b)	SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

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

Undelivered elements and liquidated damages

In certain multiple element arrangements, total arrangement fees were recognized as revenue at the time of delivery of software or hardware, but prior to the delivery of future contractual or implicit post-contract support (“PCS”) or other services. Revenues should have been allocated to these future deliverables based on their fair value and recognized ratably over the PCS period or as the future obligations were performed. As well, in certain circumstances where the criteria to treat delivered software and hardware elements and undelivered PCS services as separate accounting units were not met, the entire arrangement fee should have been recognized over the PCS period. Adjustments were made to appropriately allocate revenue among the accounting units and recognize the allocated revenue in accordance with the applicable revenue recognition guidance.

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

Application of SOP 81-1

Adjustments were required to the application of percentage-of-completion accounting for certain long-term construction contracts. In the Europe, Middle East and Africa (“EMEA”) region, revenues and costs of revenues were not recognized using an appropriate measure of progress towards completion. An input method should have been used based on actual costs incurred and known/projected margin estimates at the time. This error was corrected, as well as other application errors that were identified across all regions.

Other revenue recognition adjustments

Other adjustments primarily included corrections related to an overstatement of revenues and cost of revenues as a result of two specific transactions recorded in the first quarter of 2003 which should have been recorded in 2002. In addition, other revenue recognition adjustments were made which related to a specific contract in the Caribbean and Latin American (“CALA”) region, other errors related to non-cash incentives and concessions provided to customers and other calculation errors.

Foreign exchange

As part of the plan to address a material weakness reported in Nortel Networks Quarterly Report on Form 10-Q for the period ended September 30, 2003, a review of foreign exchange accounting was undertaken. The net impact was a decrease to pre-tax loss of $91 for the three months ended March 31, 2003. The following presents the impact of these restatement adjustments on the consolidated statements of operations for the three months ended March 31, 2003, which are described below:

Gross profit
Other errors	$(11)

Total decrease to gross profit	$(11)

Other income
Functional currency designation	$61
Intercompany transaction designation	(19)
Revaluation errors related to discontinued operations	30
Other errors	30

Total increase to other income	$102

Total decrease to pre-tax loss	$91

Functional currency designation

The determination of the functional currency for certain entities was re-examined, based on the guidance under SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). As a result, Nortel Networks identified four instances in which the functional currency designation of an entity was incorrect. These revisions resulted in increases or decreases to other income (expense) – net.

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

Revaluation errors related to discontinued operations

Errors were identified in the revaluation of certain foreign denominated customer financing provisions within discontinued operations, the correction of which increased other income and decreased net earnings from discontinued operations.

Other errors

Other errors identified were related to translation of foreign denominated intercompany transactions, revaluation of certain foreign denominated intercompany transactions and accounting for mark-to-market adjustments for foreign exchange contracts as required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Intercompany balances

Historically, Nortel Networks had certain intercompany balances that did not eliminate upon consolidation (“out-of-balance positions”), and provisions had been recorded accordingly. As part of the Second Restatement, Nortel Networks reviewed these provisions and determined that they should not have been recorded. Adjustments were recorded in the appropriate periods to reverse these provisions and to correct the significant out-of-balance positions. The adjustments to reverse the provisions affected the second quarter of 2003 and periods prior to 2000. The net impact of the adjustments to correct the significant out-of-balance positions was an increase of $6 to pre-tax loss for the three months ended March 31, 2003.

Special charges

As part of the Second Restatement, the components of special charges were re-examined and an increase to special charges of $28 for the three months ended March 31, 2003 was recorded. Adjustments for restructuring were recorded to special charges related to contract settlement costs, including real estate related items, severance and fringe benefit related costs and plant and equipment impairment costs. Nortel Networks determined that these items were either recorded in special charges in error or, although correctly recorded when originally recognized, were not adjusted in the appropriate subsequent periods for changes in estimates and/or assumptions. The following presents the impact of these other adjustments on special charges for the three months ended March 31, 2003:

Contract settlement costs	$(3)
Plant and equipment impairment costs	29
Severance and fringe benefit related costs	2

Total increase to special charges	$28

Other

Other adjustments were primarily to correct certain accruals, provisions or other transactions which were either initially recorded incorrectly in prior periods, or not properly released or adjusted for changes in estimates and/or assumptions in the appropriate subsequent periods. The components of these adjustments for the three months ended March 31, 2003 are described below.

Other adjustments
Cost of revenues	$(15)
Selling, general and administrative expense	33
Research and development expense	21
Deferred stock option compensation	9
Other income (expense) – net	(18)
Interest expense	(1)
Income tax benefit (expense)	8
Minority interests – net of tax	(28)
Equity in net loss of associated companies – net of tax	(12)
Cumulative effect of accounting change – net of tax	(4)

Net increase to net loss	$(7)

Cost of revenues

For the three months ended March 31, 2003, the increase to cost of revenues of $15 was comprised primarily of an increase of approximately $12 for warranty costs, approximately $11 for customer and contract related accruals and approximately $11 related to other accruals, partially offset by a decrease of approximately $19 to reflect an adjustment to the timing of employee bonus related accruals, including as a result of the applicable performance metrics for the bonus awards not having been met in the period in which the bonuses were originally awarded as a result of the Second Restatement.

Selling, general and administrative expense

For the three months ended March 31, 2003, the decrease of $33 to selling, general and administrative expense was comprised primarily of reductions of approximately $39 to reflect adjustments to the timing of employee bonus related accruals and a decrease of approximately $24 related to bad debt expense, partially offset by $12 related to contract amendments and settlements with certain service providers and approximately $18 related to other accruals.

Research and development expense

For the three months ended March 31, 2003, the decrease of $21 in research and development expense was primarily the result of a decrease of approximately $26 to reflect an adjustment to the timing of employee bonus related accruals, including as a result of the applicable performance metrics for the bonus awards not having been met in the period in which the bonuses were originally awarded as a result of the Second Restatement and approximately $14 to correctly treat certain software repair costs as warranty costs, partially offset by an increase of approximately $19 related to various research and development projects and other accruals.

Deferred stock option compensation

For the three months ended March 31, 2003, the decrease of $9 to deferred stock option compensation was the result of a correction to the calculation of the valuation of deferred compensation on an acquisition in a prior year.

Other income (expense) — net

For the three months ended March 31, 2003, the increase of $18 in other expense was primarily the result of an increase of approximately $31 related to sales and use tax provisions and adjustments of approximately $15 related to sales of receivables and customer financing, partially offset by decreases of approximately $16 from corrections to the timing of the recognition of the impairment of certain investments and approximately $15 for unused customer credits originally recognized as a reduction to customer revenues in this period.

Interest expense

For the three months ended March 31, 2003, the increase to interest expense of $1 was primarily the result of a $4 increase related to long-term debt for corrections to accounting for certain sale-leaseback transactions, partially offset by a $2 decrease from adjustments to the timing of the recognition of costs associated with sales of receivables and customer financing.

Income taxes, minority interests and equity in net loss of associated companies — net of tax

Income tax benefit and minority interests were also adjusted as part of the Second Restatement. The adjustment to income tax benefit was an increase of $8 for the three months ended March 31, 2003 primarily related to investment tax credits and taxes attributable to preferred share dividends. The adjustment to minority interests as a result of the Second Restatement adjustments was a decrease of $28 for the three months ended March 31, 2003.

As part of the Second Restatement, equity in net loss of associated companies – net of tax was adjusted to reflect the final reported losses of the associated companies for the period rather than the estimates that were used when originally recorded. The adjustment resulted in an increase to net loss of $12 for the three months ended March 31, 2003.

Reclassifications

As a result of the restatement process, various presentation inconsistencies were identified. Adjustments were made to appropriately reflect certain items in the consolidated statements of operations. The reclassifications were made for royalty expense, (gain) loss on sale of businesses and assets, and other items including certain functional spending and specific expenses. The amounts that were reclassified for the three months ended March 31, 2003 are detailed below:

	Royalty	Disposal
	expense	of assets	Other	Total

Cost of revenues	$13	$–	$(3)	$10
Selling, general and administrative expense	–	–	8	8
Research and development expense	–	–	(5)	(5)
(Gain) loss on sale of businesses and assets	–	3	–	3
Other expense	(13)	(3)	–	(16)

Net impact of reclassifications	$–	$–	$–	$–

Discontinued operations

As a result of the restatement process, the initial provision for loss on disposal of the access solutions discontinued operations recorded in June 2001, and the subsequent activity during 2001 through 2004 were re-examined. Nortel Networks concluded that the net loss on disposal of operations recognized in the second quarter of 2001 was overstated. In addition, other adjustments were necessary to correct certain items that were either initially recorded incorrectly, or not properly released or adjusted for changes in estimates in the appropriate periods subsequent to the second quarter of 2001. The net impact of the adjustments on net earnings from discontinued operations — net of tax for the three months ended March 31, 2003 was a decrease of $68.

The adjustments consisted primarily of a decrease of approximately $90 resulting from the elimination of a gain on redemption of an investment interest due to the reversal in an earlier period of a full valuation allowance that had been recorded against the investment interest when acquired, a decrease of approximately $30 related to the revaluation of certain foreign denominated customer financing provisions, partially offset by a $33 net increase from adjustments to contingent liabilities and approximately $11 related to a gain on settlement of a sales representation agreement which had previously been recorded in continuing operations.

Balance sheet

The following table presents the impact of the Second Restatement adjustments on Nortel Networks previously reported consolidated balance sheet as of March 31, 2003. The impact on inventories – net and various liabilities, including deferred revenue, was primarily due to the adjustments to revenues and cost of revenues described above. The adjustments to plant and equipment – net and long-term debt primarily related to corrections to the accounting for certain sale-leaseback transactions. In addition, there were reclassifications resulting from the restatement adjustments and to conform to the 2003 presentation in the consolidated balance sheet.

Consolidated Balance Sheet as of March 31, 2003

	As previously
	reported	Adjustments	As restated

ASSETS
Current assets
Cash and cash equivalents	$3,931	$2	$3,933
Restricted cash and cash equivalents	227	–	227
Accounts receivable — net	1,960	(8)	1,952
Inventories — net	885	560	1,445
Income taxes recoverable	60	43	103
Deferred income taxes — net	785	–	785
Other current assets	423	(34)	389

Total current assets	8,271	563	8,834

Investments	200	43	243
Plant and equipment — net	1,435	217	1,652
Goodwill	2,201	(2)	2,199
Intangible assets — net	108	–	108
Deferred income taxes — net	2,886	27	2,913
Other assets	787	(105)	682

Total assets	$15,888	$743	$16,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$12	$34	$46
Trade and other accounts payable	751	(46)	705
Payroll and benefit-related liabilities	654	(61)	593
Contractual liabilities	1,123	(242)	881
Restructuring	442	(46)	396
Other accrued liabilities	2,645	264	2,909
Long-term debt due within one year	234	10	244

Total current liabilities	5,861	(87)	5,774

Long-term debt	3,694	212	3,906
Deferred income taxes — net	487	(6)	481
Other liabilities	2,397	402	2,799

Total liabilities	12,439	521	12,960

Minority interests in subsidiary companies	651	(11)	640

SHAREHOLDERS’ EQUITY
Common shares, without par value	33,616	(350)	33,266
Additional paid-in capital	3,723	2	3,725
Deferred stock option compensation	(70)	63	(7)
Accumulated deficit	(33,228)	138	(33,090)
Accumulated other comprehensive loss	(1,243)	380	(863)

Total shareholders’ equity	2,798	233	3,031

Total liabilities and shareholders’ equity	$15,888	$743	$16,631

3.	Accounting changes

(a)	Stock-based compensation

Effective January 1, 2003, Nortel Networks elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB

Statement No. 123”. Prior to January 1, 2003, Nortel Networks, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, applied the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its employee stock-based compensation plans. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the award.

Had Nortel Networks applied the fair value based method to all stock-based awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for each of the three months ended:

	March 31,	March 31,
	2004	2003

Net earnings (loss) – reported	$59	$(124)
Stock-based compensation – reported (a)	59	7
Deferred stock option compensation – reported (b)	–	9
Stock-based compensation – pro forma (c)	(106)	(165)

Net earnings (loss) – pro forma	$12	$(273)

Basic earnings (loss) per common share:
Reported	$0.01	$(0.03)
Pro forma	$0.00	$(0.06)

Diluted earnings (loss) per common share:
Reported	$0.01	$(0.03)
Pro forma	$0.00	$(0.06)

(a)	Stock-based compensation – reported, included for the three months ended March 31, 2004 and 2003:
i.	Stock option expense of $15 and $5, respectively, which was net of tax of nil in each period;
ii.	Employer portion of stock purchase plan contributions expense of nil and $1, respectively, which was net of tax of nil in each period;
iii.	Restricted stock units expense of $41 and nil, respectively, which was net of tax of nil in each period; and
iv.	Deferred stock units expense of $3 and $1, respectively, which was net of tax of nil in each period.
(b)	Deferred stock option compensation – reported represented the amortization of deferred stock option compensation related primarily to unvested stock options held by employees of companies acquired in a purchase acquisition. For each of the three months ended March 31, 2004 and 2003, the amounts were net of tax of nil in each period.
(c)	Stock-based compensation – pro forma was net of tax of nil in each period.

The following weighted-average assumptions were used in computing the fair value of stock options for each of the three months ended:

	March 31,	March 31,
	2004	2003

Black-Scholes weighted-average assumptions
Expected dividend yield	0.00%	0.00%
Expected volatility	94.47%	92.48%
Risk-free interest rate	2.96%	2.82%
Expected option life in years	4	4

Weighted-average stock option fair value per option granted	$5.21	$1.56

(b)	Asset retirement obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to certain obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to net earnings (loss). When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement. Effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of SFAS

143 and identified certain asset retirement obligations to remediate leased premises and buildings and equipment situated on leased land. The adoption of SFAS 143 resulted in an increase to net loss of $12 (net of tax of nil) which has been reported as a cumulative effect of accounting change – net of tax, an increase in plant and equipment – net of $4 and an asset retirement obligation liability of $16 as of January 1, 2003. The adoption of SFAS 143 did not have a material impact on depreciation and accretion expense or basic and diluted earnings (loss) per share.

(c)	Accounting for certain financial instruments with characteristics of both liabilities and equity

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

As of December 31, 2003 and March 31, 2004, Nortel Networks continued to consolidate two enterprises with limited lives. Upon liquidation in 2024, the net assets of these entities will be distributed to the owners based on their relative interests at that time. The minority interest included in the consolidated balance sheet related to these entities as of March 31, 2004 was $50. Nortel Networks has not yet determined the fair value of this minority interest as of March 31, 2004.

4.	Consolidated financial statement details

The following consolidated financial statement details are presented as of March 31, 2004 and December 31, 2003 for the consolidated balance sheets and for each of the three months ended March 31, 2004 and 2003 for the consolidated statements of cash flows.

Consolidated balance sheets

Accounts receivable — net:

	March 31,	December 31,
	2004	2003

Trade Receivables	$1,957	$2,117
Contracts in process	624	582

	2,581	2,699

Less: provision for doubtful accounts	(184)	(194)

Accounts receivable — net	$2,397	$2,505

Inventories — net:

	March 31,	December 31,
	2004	2003

Raw materials	$183	$249
Work in process	256	221
Finished goods	807	720

Inventories – net(a)	$1,246	$1,190

(a)	Net of inventory provisions of $1,027 and $1,226 as of March 31, 2004 and December 31, 2003, respectively. Other reserves for claims related to contract manufacturers and suppliers of $86 and $120 as of March 31, 2004 and December 31, 2003, respectively, were included in other accrued liabilities. These accruals were related to cancellation charges, contracted-for inventory in excess of future demand and the settlement of certain other claims.

Other current assets:

	March 31,	December 31,
	2004	2003

Prepaid expenses	$201	$176
Current assets of discontinued operations(a)	29	28
Other	84	111

Other current assets	$314	$315

(a)	See note 18 for additional information.

Plant and equipment — net:

	March 31,	December 31,
	2004	2003

Cost:
Land	$61	$62
Buildings	1,464	1,483
Machinery and equipment	2,677	2,749

	4,202	4,294

Less accumulated depreciation:
Buildings	(462)	(457)
Machinery and equipment	(2,142)	(2,181)

	(2,604)	(2,638)

Plant and equipment — net(a)(b)(c)	$1,598	$1,656

(a)	Included assets held for sale with a carrying value of $26 and $30 as of March 31, 2004 and December 31, 2003, respectively, related to owned facilities that were being actively marketed. These assets were written down in previous periods to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel Networks expects to dispose of all of these facilities by mid-2005.
(b)	Included variable interest entity assets consolidated prospectively, as required by FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), of $93 and $183 as of March 31, 2004 and December 31, 2003, respectively.
(c)	Included embedded leases recorded prospectively, as required by EITF 01-8, “Determining Whether an Arrangement Contains a Lease”, of $2 and $2 as of March 31, 2004 and December 31, 2003, respectively.

Goodwill:

The following table outlines goodwill by reportable segment:

	Wireless	Enterprise	Wireline	Optical
	Networks	Networks	Networks	Networks	Total

Balance — net as of December 31, 2003	$35	$1,692	$569	$9	$2,305
Change:
Foreign exchange	–	(1)	(1)	–	(2)

Balance — net as of March 31, 2004	$35	$1,691	$568	$9	$2,303

Intangible assets — net:

	March 31,	December 31,
	2004	2003

Other intangible assets(a)	$42	$45
Pension intangible assets(b)	40	41

Intangible assets — net	$82	$86

(a)	Other intangible assets are being amortized over a ten year period ending in 2013. The amortization expense is denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates. Other intangible assets are amortized over their expected pattern of benefit to future periods using estimates of undiscounted cash flows.

(b)	Pension intangible assets were recorded as required by SFAS No. 87, “Employers’ Accounting for Pensions”. Amounts are not amortized but are adjusted as part of the annual minimum pension liability assessment.

Other accrued liabilities:

	March 31,	December 31,
	2004	2003

Outsourcing and selling, general and administrative related	$298	$302
Customer deposits	38	73
Product related	86	120
Warranty	356	387
Deferred income	839	761
Miscellaneous taxes	27	76
Income taxes payable	104	111
Current liabilities of discontinued operations	4	6
Interest payable	29	62
Advance billings in excess of revenues recognized on long-term contracts	454	509
Other	101	98

Other accrued liabilities	$2,336	$2,505

Other liabilities:

	March 31,	December 31,
	2004	2003

Pension, post-employment and post-retirement benefits liability	$2,022	$1,973
Long-term provisions	940	972

Other liabilities	$2,962	$2,945

Consolidated statements of cash flows

Change in operating assets and liabilities:

	March 31,	March 31,
	2004	2003

Restricted cash and cash equivalents	$1	$20
Accounts receivable	92	275
Inventories	(54)	92
Income taxes	(23)	(4)
Restructuring	(84)	(193)
Accounts payable and accrued liabilities	(452)	(189)
Other operating assets and liabilities	129	73

Change in operating assets and liabilities	$(391)	$74

Interest and taxes paid:

	March 31,	March 31,
	2004	2003

Cash interest paid	$76	$81
Cash taxes paid — net	$9	$20

5. Segment information

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

Nortel Networks president and chief executive officer (the “CEO”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately with each segment manager reporting directly to the CEO. The CEO relies on the information derived directly from the Nortel Networks management reporting system. In 2003, Nortel Networks reported that the primary financial measure used by the former chief operating decision maker in assessing performance and allocating resources to the segments was contribution margin, a measure that was comprised of gross profit less selling, general and administrative expense. In April 2004, Nortel Networks and NNL’s boards of directors appointed a new CEO. Commencing in the second quarter of 2004, the primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes (“Management EBT”), a measure that includes contribution margin, research and development (“R&D”) expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. As a result of the change in Nortel Networks primary financial measure used to assess the performance of the segments during the period in which Nortel Networks financial reports as described in note 20 have been delayed, and because both contribution margin and Management EBT were available to the former chief operating decision maker during the first quarter of 2004, Nortel Networks has determined that it is appropriate to disclose both contribution margin and Management EBT for the periods presented.

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

Segments

The following tables set forth information by segment for each of the three months ended March 31:

	March 31,	March 31,
	2004	2003

Revenues
Wireless Networks	$1,225	$869
Enterprise Networks	534	588
Wireline Networks	439	515
Optical Networks	245	317
Other	1	9

Total	$2,444	$2,298

Contribution margin
Wireless Networks	$447	$272
Enterprise Networks	81	106
Wireline Networks	111	129
Optical Networks	2	–
Other	(130)	(102)

Total	$511	$405

Management EBT
Wireless Networks	$221	$50
Enterprise Networks	17	38
Wireline Networks	(5)	38
Optical Networks	(53)	(55)
Other	(121)	(150)

Total	59	(79)

Amortization of acquired technology and other	(3)	(33)
Deferred stock option compensation	–	(9)
Special charges	(7)	(140)
Gain (loss) on sale of businesses and assets	–	1
Income tax benefit (expense)	9	26

Net earnings (loss) from continuing operations	$58	$(234)

6.	Special charges

During the three months ended March 31, 2004, Nortel Networks continued to implement its restructuring work plans initiated in 2001 and 2003. Special charges recorded from January 1, 2004 to March 31, 2004 were as follows:

		Contract
		settlement
	Workforce	and lease
	reduction	costs	Total

Provision balance as of December 31, 2003 (a)	$64	$456	$520
Other special charges	6	–	6
Revisions to prior accruals	–	1	1
Cash drawdowns	(27)	(57)	(84)
Non-cash drawdowns	–	–	–
Foreign exchange and other adjustments	–	6	6

Provision balance as of March 31, 2004 (a)	$43	$406	$449

(a)	As of March 31, 2004 and December 31, 2003, the short-term provision balance was $161 and $206, respectively, and the long-term provision balance was $288 and $314, respectively, which was included in long-term provisions, as a component of other liabilities.

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)
	Direct (a)	Indirect (b)	Total

RFT employee notifications for the three months ended March 31, 2004	40	40	80

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees included employees performing manufacturing, management, sales, marketing, research and development and administrative activities.

Three months ended March 31, 2004

During the three months ended March 31, 2004, Nortel Networks recorded special charges of $7, which included revisions of $1 related to prior accruals.

Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination during the three months ended March 31, 2004 which related entirely to Optical Networks. During the three months ended March 31, 2004, the workforce reduction provision balance was drawn down by cash payments of $27. The remaining provision is expected to be substantially drawn down by the end of 2004.

No new contract settlement and lease costs were incurred during the period. Revisions to prior accruals for contract settlement and lease costs of $1 were identified for the three months ended March 31, 2004. During the three months ended March 31, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $57. The remaining provision, net of approximately $313 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

In 2003, Nortel Networks initiated activities to exit certain leased facilities and leases for assets no longer used, across all segments. The costs associated with these planned activities have been valued using the estimated fair value method prescribed under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The table below summarizes the total costs estimated to be incurred as a result of these activities, which have met the criteria described in SFAS 146, the balance of these accrued expenses as of March 31, 2004 and the movement in the accrual for the three months ended March 31, 2004. These costs are included in the provision balance above as of March 31, 2004.

		Costs	Payments made	Adjustments
		during the	during the	during the
	Accrued	three months	three months	three months	Accrued
	balance as of	ended	ended	ended	balance as of
	December 31, 2003	March 31, 2004	March 31, 2004	March 31, 2004	March 31, 2004

Lease costs (a)	$36	$–	$(3)	$–	$33

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $62, of which $14 was drawn down by cash payments of $8 and non-cash adjustments of $6 prior to January 1, 2004.

Three months ended March 31, 2003

For the three months ended March 31, 2003, Nortel Networks recorded total special charges of $140, which was net of revisions of $4 related to prior accruals.

Workforce reduction charges of $73 were related to severance and benefit costs associated with approximately 800 employees notified of termination, which extended across all segments. Offsetting these charges were revisions of $25, which were primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments.

Contract settlement and lease costs of $43 consisted of net lease charges related to leased facilities (comprised of office, warehouse and manufacturing space) and leased furniture that were newly identified as no longer being used and which were valued using the estimated fair value method prescribed under SFAS 146. These costs extended across all segments. In addition to these charges were revisions of $31 resulting primarily from changes in estimates for sublease income and costs to vacate certain properties, across all segments.

Plant and equipment charges of $28 were related to current period write downs to fair value less costs to sell for various leasehold improvements and excess Optical Networks equipment. Offsetting these charges were revisions of $10 to prior write downs of assets held for sale related primarily to adjustments to original plans or estimated amounts for certain facility closures.

7.	Income taxes

During the three months ended March 31, 2004, Nortel Networks recorded a tax benefit of $9 on earnings from continuing operations before income taxes, minority interests and equity in net loss of associated companies of $64.

During the three months ended March 31, 2003, Nortel Networks recorded a tax benefit of $26 on loss from continuing operations before income taxes, minority interests and equity in net loss of associated companies of $213.

As of March 31, 2004, Nortel Networks net deferred tax assets, excluding discontinued operations, were $3,567, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carryforwards and tax credit carryforwards. These carryforwards expire at various dates beginning in 2004. The valuation allowance was recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. The valuation allowances were attributed to an assessment of positive and negative evidence, including forecasts of future taxable income to support realization for the net deferred tax assets and Nortel Networks cumulative consolidated loss position.

8.	Employee benefit plans

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

The following details the net pension expense for the defined benefit plans for the three months ended March 31:

	March 31,	March 31,
	2004	2003

Pension expense:
Service cost	$30	$29
Interest cost	104	101
Expected return on plan assets	(102)	(103)
Amortization of prior service cost	1	2
Amortization of net losses (gains)	19	11
Settlement losses (gains)	–	2

Net pension expense	$52	$42

The following details the net cost components, all related to continuing operations, of post-retirement benefits other than pensions for the three months ended March 31:

	March 31,	March 31,
	2004	2003

Post-retirement benefit cost:
Service cost	$3	$2
Interest cost	10	10
Amortization of prior service cost	(1)	(1)
Amortization of net losses (gains)	1	(1)

Net post-retirement benefit cost	$13	$10

During the three months ended March 31, 2004, contributions of $18 were made to the defined benefit plans and $8 to the post-retirement benefit plans. Nortel Networks contributed an additional $197 in 2004 to the defined benefit plans for a total contribution of $215, which excluded $78 of deferred contributions for 2004 which were made in 2003, and an additional $22 in 2004 to the post-retirement benefit plans for a total contribution of $30.

9.	Divestitures

On February 3, 2004, Nortel Networks sold approximately 7 million common shares of Entrust Inc. (“Entrust”) for cash consideration of $33, and recorded a gain of $18 in other income (expense) — net. As a result of this transaction, Nortel Networks no longer holds any equity interest in Entrust.

During March 2004, Nortel Networks sold 1.8 million shares of Arris Group, Inc. (“Arris Group”) for cash consideration of $17, which resulted in a gain of $13, which was recorded in other income (expense) — net. Following this transaction, Nortel Networks owned 3.2 million Arris Group common shares or 4.2 percent of Arris Group outstanding common shares (see note 18).

10.	Long-term debt, credit and support facilities

Long-term debt

As a result of the delay in the filing of Nortel Networks 2003 Annual Report and the annual report on Form 10-K for the year ended December 31, 2003 of Nortel Networks principal operating subsidiary, NNL (the “NNL 2003 Annual Report”, and together with the Nortel Networks 2003 Annual Report, the “2003 Annual Reports”), Nortel Networks and NNL were not in compliance with their obligations to deliver their respective SEC filings to the trustees under Nortel Networks and NNL’s public debt indentures. Approximately $1,800 of notes of NNL (or its subsidiaries) and $1,800 of convertible debt securities of Nortel Networks were outstanding under such indentures as of March 31, 2004. The delay did not result in an automatic event of default and acceleration of the long-term debt of Nortel Networks or NNL and such default and acceleration could not occur unless notice of such non-compliance was provided to Nortel Networks or NNL, as applicable, and Nortel Networks or NNL, as applicable, failed to file and deliver the relevant report within 90 days after such notice was provided, all in accordance with the terms of the indentures. Neither Nortel Networks nor NNL received any such notice by March 31, 2004. For additional information, see note 20.

During the three months ended March 31, 2004, Nortel Networks purchased land and two buildings for $87 that were previously leased by Nortel Networks, through a single transaction variable interest entity that was consolidated under the provisions of FIN 46R. As a result, Nortel Networks extinguished a debt of $87.

During the three months ended March 31, 2003, Nortel Networks purchased a portion of its 6.125% Notes due February 15, 2006 with a face value of $39. The transaction resulted in a gain of $4 which was included in the consolidated statement of operations within other income (expense) — net for the three months ended March 31, 2003.

Credit facilities

As of March 31, 2004 and December 31, 2003, Nortel Networks had total unused committed credit facilities of $750 under the NNL and Nortel Networks Inc. (“NNI”) $750 April 2000 five year credit facilities (the “Five Year Facilities”). For additional information, see note 20.

Support facility

On February 14, 2003, NNL entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain performance related obligations arising out of normal course business activities for the benefit of Nortel Networks (the “EDC Support Facility”). NNL’s obligations under the EDC Support Facility also became secured on an equal and ratable basis under the security agreements entered into by NNL and various of its subsidiaries that pledged substantially all of the assets of NNL in favor of the banks under the Five Year Facilities and the holders of Nortel Networks public debt securities. This security became effective in favor of the banks and the public debt holders on April 4, 2002 (see note 22). On July 10, 2003, NNL and EDC amended the terms of the EDC Support Facility by extending the termination date of the facility to December 31, 2005 from June 30, 2004 and on December 10, 2004, NNL and EDC amended the terms of the EDC Support Facility by extending the termination date of the facility to December 31, 2006 from December 31, 2005 (for additional information relating to the EDC Support Facility, the Five Year Facilities and the related security agreements, see notes 20 and 22).

On March 10, 2004, Nortel Networks announced that the filing of the 2003 Annual Reports with the SEC would be delayed. On March 15, 2004, Nortel Networks announced that the filing of the 2003 Annual Reports with the SEC would extend beyond March 30, 2004 and that would result in EDC having the right to terminate its commitments under the EDC Support Facility and to exercise certain rights against the collateral under the related security agreements (see note 22). NNL obtained a waiver from EDC on March 29, 2004 of certain defaults under the EDC Support Facility related to the delay in filing the 2003 Annual Reports with the SEC, the trustees under Nortel Networks and NNL’s public trust indentures and EDC and to permit continued access to the EDC Support Facility in accordance with its terms while Nortel Networks and NNL completed their filing obligations. The waiver also applied to certain related breaches under the EDC Support Facility relating to the delayed filings and the planned restatements and revisions to Nortel Networks and NNL’s prior financial results (the “Related Breaches”). The waiver was to remain in effect until the earliest of certain events or May 29, 2004. On March 29, 2004, NNL and EDC also amended the EDC Support Facility to provide that EDC may also suspend its obligation to issue NNL any additional support if events occur that have a material adverse effect on NNL’s business, financial position or results of operations and that such amendment would survive the waiver period. For additional information relating to the EDC Support Facility, the waiver and the related security agreements, see notes 20 and 22.

As of March 31, 2004, the EDC Support Facility provided for up to $750 in support including $300 of committed revolving support for performance bonds or similar instruments, of which $188 was utilized, $150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized, and $300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $183 was utilized (see note 20).

11.	Financial instruments and hedging activities

On January 27, 2003, various cross currency coupon swaps (notional amount of Canadian $350) were terminated. There was no impact to net earnings (loss) on termination as these instruments were not designated as hedges and changes in fair value were previously accounted for in the consolidated statements of operations.

Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS 133 had no material impact on the net earnings (loss) for the three months ended March 31, 2004 and 2003 and were reported within other income (expense) — net in the consolidated statements of operations.

12.	Guarantees

Nortel Networks has entered into agreements that contain features which meet the definition of a guarantee under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 defines a guarantee as a contract that contingently requires Nortel Networks to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel Networks outstanding guarantees as of March 31, 2004 is provided below:

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

In conjunction with the sale of a subsidiary to a third party, Nortel Networks guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel Networks may be required to pay under the volume guarantee as of March 31, 2004 is $8. A liability of $6 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of March 31, 2004.

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

The nature of the intellectual property indemnification obligations generally prevents Nortel Networks from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel Networks has not made any significant indemnification payments under such agreements. A liability of $6 has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees as of March 31, 2004.

(c)	Lease agreements

Nortel Networks has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel Networks vacated prior to the end of the term of its lease. These lease agreements require Nortel Networks to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel Networks to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel Networks may be required to pay under these types of agreements is $55 as of March 31, 2004. Nortel Networks generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel Networks has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d)	Third party debt agreements

Nortel Networks has guaranteed the debt of certain customers. These third party debt agreements require Nortel Networks to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. These third party debt agreements have expiration dates extending to May 2012. The maximum amount that Nortel Networks may be required to pay under these types of debt agreements is $8 as of March 31, 2004. Under most such arrangements, the Nortel Networks guarantee is secured, usually by the assets being purchased or financed. A liability of $7 has been accrued in the consolidated financial statements with respect to the obligations associated with these financial guarantees as of March 31, 2004.

(e)	Indemnification of banks and agents under credit facilities, EDC Support Facility and security agreements

As of March 31, 2004, Nortel Networks had agreed to indemnify the banks and agents under its credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs or reduce their return and from any legal action brought against the banks or agents related to the use of loan proceeds. Nortel Networks has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Nortel Networks has also agreed to indemnify the collateral agent under the security agreements against any legal action brought against the collateral agent in connection with the collateral pledged under the security agreements. These indemnifications generally apply to issues that arise during the term of the credit and support facilities, or for as long as the security agreements remain in effect (see notes 10 and 20).

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

Nortel Networks has agreed to indemnify its counterparties in receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel Networks to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of March 31, 2004, Nortel Networks had approximately $261 of securitized receivables which were subject to repurchase under this provision, in which case Nortel Networks would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2005, or collection of the receivable amounts by the counterparty.

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

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheet as of March 31, 2004:

Balance as of December 31, 2003	$387
Payments	(77)
Warranties issued	50
Revisions	(4)

Balance as of March 31, 2004	$356

13.	Commitments

Bid, performance related and other bonds

Nortel Networks has entered into bid, performance related and other bonds associated with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance related and other bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments which might become due under these bonds would be related to Nortel Networks non-performance under the applicable contract. Historically, Nortel

Networks has not had to make material payments under these types of bonds and does not anticipate that any material payments will be required in the future. The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of the following periods:

	March 31,	December 31,
	2004	2003

Bid and performance related bonds (a)	$412	$427
Other bonds (b)	55	53

Total bid, performance related and other bonds	$467	$480

(a)	Net of restricted cash and cash equivalent amounts of $13 and $14 as of March 31, 2004 and December 31, 2003, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $30 and $31 as of March 31, 2004 and December 31, 2003, respectively.

Customer financing

Pursuant to certain financing agreements, Nortel Networks is committed to provide future financing in connection with purchases of Nortel Networks products and services. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Nortel Networks attempts to limit its financing credit risk by utilizing an internal credit committee that monitors the credit exposure of Nortel Networks. The following table sets forth customer financing related information and commitments, excluding discontinued operations, as of the following periods:

	March 31,	December 31,
	2004	2003

Drawn and outstanding — gross	$381	$401
Provisions for doubtful accounts	(278)	(281)

Drawn and outstanding — net (a)	103	120
Undrawn commitments (b)	66	180

Total customer financing	$169	$300

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.
(b)	On January 8, 2004, Nortel Networks negotiated an agreement with a certain customer and reduced Nortel Networks aggregate undrawn customer financing commitments from $180 to $69.

During the three months ended March 31, 2004 and 2003, Nortel Networks recorded net customer financing bad debt expense of nil and $1, respectively.

During the three months ended March 31, 2004 and 2003, Nortel Networks entered into certain agreements to restructure and/or settle various customer financing and related receivables. As a result of these transactions, Nortel Networks received cash consideration of approximately $15 and $9, respectively, to settle outstanding receivables with a net carrying value of $14 and $3, respectively.

During the three months ended March 31, 2004 and 2003, Nortel Networks reduced undrawn customer financing commitments by $114 and $148, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of March 31, 2004, all undrawn commitments were available for funding under the terms of the financing agreements.

Venture capital financing

Nortel Networks has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel Networks to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel Networks had remaining commitments, if requested, of $21 and $24 as of March 31, 2004 and December 31, 2003, respectively. These commitments expire at various dates through 2012.

14.	Restricted cash and cash equivalents

As of March 31, 2004 and December 31, 2003, approximately $62 and $63, respectively, of cash and cash equivalents was restricted as collateral for certain bid, performance related and other bonds as well as for certain normal course of business transactions. The cash and cash equivalents collateral was in addition to the payment of fees and was required as a result of the general economic and industry environment and NNL’s credit ratings.

15.	Capital stock and stock-based compensation plans

Common shares

Nortel Networks Corporation is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares and prepaid forward purchase contracts included in shareholders’ equity consisted of the following as of March 31, 2004:

	March 31, 2004
	Number	$

(Number of common shares in thousands)

Common shares:
Balance at beginning of the period	4,166,714	$33,674
Shares issued pursuant to:
Stock option plans	7,127	39
Prepaid forward purchase contracts (a)	98,833	127

Balance at end of the period	4,272,674	$33,840

(Number of prepaid forward purchase contracts)

Prepaid forward purchase contracts: (b)
Balance at beginning of the period	9,693	$209
Prepaid forward purchase contracts settled	(5,853)	(127)

Balance at end of the period	3,840	$82

(a)	During the three months ended March 31, 2004, 98,833 common shares were issued as a result of the early settlement of 5,853 prepaid forward purchase contracts. The net proceeds from the settled contracts of $127 were transferred from additional paid-in capital to common shares.
(b)	Included in additional paid-in capital in the consolidated balance sheets.

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

Stock-based compensation plans

As a result of Nortel Networks March 10, 2004 announcements, as described in note 20, Nortel Networks suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares at a discount; the exercise of outstanding options granted under the Nortel Networks Corporation 2000 Stock Option Plan or Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by Nortel Networks in connection with mergers and acquisitions; and the purchase of units in a Nortel Networks stock fund or purchase of Nortel Networks Corporation common shares under Nortel Networks defined contribution and investment plans, until such time, at the earliest, that Nortel Networks and NNL are in compliance with U.S. and Canadian regulatory securities filing requirements.

16.	Earnings (loss) per common share

The following table details the weighted-average number of Nortel Networks Corporation common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for each of the three months ended March 31:

(Number of common shares in millions)	2004	2003	(a)

Basic weighted-average shares outstanding:
Issued and outstanding	4,236	3,849
Prepaid forward purchase contracts (b)	99	481

Basic weighted-average shares outstanding	4,335	4,330

Weighted-average shares dilution adjustments:
Dilutive stock options	44	–

Diluted weighted-average shares outstanding	4,379	4,330

Weighted-average shares dilution adjustments – exclusions
Stock options	269	319
4.25% Convertible Senior Notes (c)	180	180

(a)	As a result of the net loss from continuing operations for the three months ended March 31, 2003, all potential dilutive securities were considered anti-dilutive.
(b)	The impact of the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted-average basis was 99 and 481 for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and 2003, the minimum number of Nortel Networks Corporation common shares to be issued upon settlement of the prepaid forward purchase contracts was 65 and 472, respectively.
(c)	The 4.25% Convertible Senior Notes were anti-dilutive for the three months ended March 31, 2004.

17.	Comprehensive income (loss)

The following are the components of comprehensive income (loss), net of tax, for each of the three months ended:

	March 31,	March 31,
	2004	2003

Net earnings (loss)	$59	$(124)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment (a)	(4)	74
Unrealized gain (loss) on investments — net (b)	(19)	1
Minimum pension liability adjustment — net	1	–
Unrealized derivative gain (loss) on cash flow hedges — net (c)	(6)	13

Comprehensive income (loss)	$31	$(36)

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel Networks were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive loss until realized. Unrealized gain (loss) on investments was net of tax of nil and $5 for the three months ended March 31, 2004 and 2003, respectively.
(c)	During the three months ended March 31, 2004 and 2003, net derivative gains of $3 and $2, respectively, were reclassified to other income (expense) — net. Nortel Networks estimates that $6 of net derivative gains (losses) included in accumulated other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.

18.	Discontinued operations

During the year ended December 31, 2003, Nortel Networks substantially completed the wind down of its access solutions operations. During the three months ended March 31, 2004, there was no change to the initial disposal strategy or intent to exit the business which was approved by the Nortel Networks Board of Directors on June 14, 2001.

The following unaudited consolidated financial results for discontinued operations are presented as of March 31, 2004 and December 31, 2003 for the consolidated balance sheets and for each of the three months ended March 31, 2004 and 2003, for the consolidated statements of operations and consolidated statements of cash flows:

Consolidated statements of operations:

	March 31,	March 31,
	2004	2003

Revenues	$1	$4
Net earnings from discontinued operations — net of tax (a)	$1	$122

(a)	Net earnings from discontinued operations was net of applicable income tax of nil and $19 for the three months ended March 31, 2004 and 2003, respectively.

Consolidated balance sheets:

	March 31,	December 31,
	2004	2003

Deferred income taxes	$25	$26
Other current assets	4	2

Total current assets of discontinued operations (a) (b)	29	28

Other long-term assets (b) (c)	4	4

Total assets of discontinued operations	$33	$32

Current liabilities (b) (d)	$4	$6
Long-term liabilities (b)	1	1

Total liabilities of discontinued operations	$5	$7

(a)	Included accounts receivable of nil, which was net of provisions of $2 and $5, as of March 31, 2004 and December 31, 2003, respectively. Included inventories of nil and nil, which was net of provisions of $74 and $75, as of March 31, 2004 and December 31, 2003, respectively.
(b)	Current assets, other long-term assets, current liabilities and long-term liabilities of discontinued operations were included in other current assets, other assets, other accrued liabilities and other liabilities, respectively, on the consolidated balance sheets.
(c)	Included customer financing receivables of $4 and $4, which was net of provisions of $55 and $55, as of March 31, 2004 and December 31, 2003.
(d)	Consisted of future contractual obligations and estimated liabilities of $4 and $6 as of March 31, 2004 and December 31, 2003, respectively.

Consolidated statements of cash flows:

	March 31,	March 31,
	2004	2003

Cash flows from (used in) discontinued operations
Operating activities	$(3)	$60
Investing activities	–	241

Net cash from (used in) discontinued operations	$(3)	$301

Activity during the three months ended March 31, 2003

Nortel Networks recorded net earnings from discontinued operations — net of tax, of $122 for the three months ended March 31, 2003. The significant items included in net earnings are summarized below.

On March 24, 2003, Nortel Networks sold 8 million common shares of Arris Group back to Arris Group for cash consideration of $28 pursuant to a March 11, 2003 agreement, which resulted in a gain of $12. Following this transaction, Nortel Networks interest in Arris Group was reduced to 18.8 percent, and it ceased equity accounting for the investment. As a result, Nortel Networks now classifies its remaining ownership interest in Arris Group as an available-for-sale investment within continuing operations. Nortel Networks continues to dispose of its interest in Arris Group and the gain or loss on the sale of shares subsequent to the first quarter of 2003 has been included in other income (expense) — net (see note 9).

On March 18, 2003, Nortel Networks assigned its subordinated redeemable preferred interest in Arris Interactive, L.L.C. (“Arris Interactive”) to ANTEC Corporation, an Arris Group company, for cash consideration of $88. As a result of this transaction, Nortel Networks recorded a loss of $2. Also in connection with the March 2003 transactions, Nortel Networks received $11 upon settlement of a sales representation agreement with Arris Group and recorded a gain of $11.

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

19.	Contingencies

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

On April 1, 2002, Nortel Networks filed a motion to dismiss both the above consolidated U.S. shareholder class action and the above JDS shareholder class action complaints on the grounds that they failed to state a cause of action under U.S. federal securities laws. With respect to the JDS shareholder class action complaint, Nortel Networks also moved to dismiss on the separate basis that JDS shareholders lacked standing to sue Nortel Networks. On January 3, 2003, the District Court granted the motion to dismiss the JDS shareholder class action complaint and denied the motion to dismiss the consolidated U.S. class action complaint. Plaintiffs appealed the dismissal of the JDS shareholder class action complaint. On November 19, 2003, oral argument was held before the Second Circuit on the JDS shareholders’ appeal of the dismissal of their complaint. On May 19, 2004, the Second Circuit issued an opinion affirming the dismissal of the JDS shareholder class action complaint and on July 14, 2004 the Second Circuit denied plaintiffs’ motion for rehearing. On October 12, 2004, the plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court. On November 12, 2004, the defendants filed Brief for the Respondents in Opposition, and on November 22, 2004, the plaintiffs filed Reply to Brief in Opposition. On January 10, 2005, the U.S. Supreme Court denied the petition for writ of certiorari. With respect to the consolidated U.S. shareholder class action, the plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003. The District Court held oral arguments on September 3, 2003 and issued an order granting class certification on September 5, 2003. On September 23, 2003, the defendants filed a motion in the Second Circuit for permission to appeal the class certification decision. The plaintiffs’ opposition to the motion was filed on October 2, 2003. On November 24, 2003, the Second Circuit denied the motion. On March 10, 2004, the District Court approved the form of notice to the class which was published and mailed.

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

Subsequent to the March 10, 2004 announcement in which Nortel Networks indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel Networks and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities (see note 20). On June 30, 2004, the Court signed Orders consolidating the 27 class actions and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel Networks Corporation and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint. On January 18, 2005, the lead plaintiffs, Nortel Networks Corporation, and the Audit Committee Defendants reached an agreement in which Nortel Networks would withdraw its motion to dismiss and plaintiffs would dismiss Count II of the complaint which asserts a claim against the Audit Committee Defendants.

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

Nortel Networks is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of March 31, 2004, the accruals on the consolidated balance sheet for environmental matters were $31. Based on information available as of March 31, 2004, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liability that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel Networks.

Nortel Networks has remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel Networks anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $31.

Nortel Networks is also listed as a potentially responsible party (“PRP”) under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at six Superfund sites in the U.S. An estimate of Nortel Networks share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $31 referred to above.

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

On March 10, 2004, Nortel Networks announced that as a result of the work done to date in connection with the Independent Review, it was re-examining the establishment, timing of, support for and release to income of certain accruals and provisions in prior periods. Further, it was likely that Nortel Networks would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods. Nortel Networks announced on March 15, 2004 that the filing of the 2003 Annual Reports would be delayed beyond March 30, 2004.

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

On April 28, 2004, Nortel Networks announced that the Independent Review was extended to include the second half of 2003 and it was determined that the previously announced unaudited results for the year ended December 31, 2003 needed to be revised and that the financial results reported in each of Nortel Networks quarterly periods of 2003 and for earlier periods including 2002 and 2001 needed to be restated. Nortel Networks also announced that it and NNL were not expected to timely file their first quarter 2004 financial statements and, in accordance with Canadian securities regulations, their 2003 Canadian GAAP audited financial statements and Annual Information Form.

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

On August 19, 2004, Nortel Networks announced a new streamlined organizational structure, effective October 1, 2004, that involved, among other things, combining the businesses of Nortel Networks four segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. Further, a focused workforce reduction of approximately 3,250 employees was announced. In addition, the Audit Committee anticipated that there would be work done, in addition to that portion of the inquiry which affected Nortel Networks and NNL’s ability to finalize their 2003 audited financial statements, in connection with its Independent Review, on remedial measures, internal controls and improvements to processes.

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

Subsequent to the March 10, 2004 announcement, numerous class action complaints, including ERISA class action complaints, have been filed against Nortel Networks in the U.S. and Canada. In addition, a derivative action complaint has been filed against Nortel Networks. Nortel Networks is subject to significant pending civil litigation which, if decided against Nortel Networks, could result in substantial damages or other penalties which, in turn, could have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel Networks (see note 19).

In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures that were developed for the Audit Committee by WCPHD. Each of Nortel Networks and NNL’s Boards of Directors has adopted those recommendations in their entirety and directed management to develop a detailed plan and timetable for their implementation, and will monitor their implementation.

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

On January 14, 2005, NNL obtained a new waiver from EDC (the “January Waiver”) which replaced the December Waiver on substantially the same terms as the December Waiver except that the January Waiver remains in effect until the earliest of certain events including the date on which Nortel Networks and NNL have filed all of the Reports or February 15, 2005.

If Nortel Networks and NNL do not file all of the Reports by February 15, 2005, EDC will have the right on such date (absent a further waiver in relation to the delayed filings and the Related Breaches) to: (i) terminate the EDC Support Facility; (ii) exercise certain rights against collateral; or (iii) require NNL to cash collateralize all existing support.

In addition, the Related Breaches will continue beyond the filing of the Reports. Accordingly, EDC will have the right beginning on February 15, 2005 (absent a further waiver of the Related Breaches) to terminate or suspend the EDC Support Facility and exercise certain other rights against collateral notwithstanding the filing of the Reports. While NNL is seeking a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that NNL will receive any waiver or as to the terms of any such waiver. The $300 revolving small bond sub-facility will not become committed support until all of the Reports have been filed with the SEC, the trustees under Nortel Networks and NNL’s public trust indentures and EDC and NNL obtains a permanent waiver of the Related Breaches.

Credit facilities and security agreements

On April 28, 2004, NNL notified the banks under the Five Year Facilities that it was terminating these facilities. Absent such termination, the banks would have been permitted, upon 30 days’ notice, to terminate their commitments under the Five Year Facilities as a result of NNL’s inability to file the NNL 2003 Annual Report by April 29, 2004. Upon termination, the Five Year Facilities were undrawn.

As a result of the termination of the Five Year Facilities, certain foreign security agreements entered into by NNL and various of its subsidiaries under which shares of certain subsidiaries of NNL incorporated outside of the U.S. and Canada were pledged in favor of the banks under the Five Year Facilities, EDC and the holders of Nortel Networks and NNL’s outstanding public debt securities also terminated in accordance with their terms (see note 22). In addition, guarantees by certain subsidiaries of NNL incorporated outside of the U.S. and Canada terminated in accordance with their terms. Security agreements remain in place under which substantially all of the assets of NNL located in the U.S. and Canada and those of most of its U.S. and Canadian subsidiaries, including the shares of certain of NNL’s U.S. and Canadian subsidiaries, are pledged in favor of EDC and the holders of Nortel Networks and NNL’s outstanding public debt securities. In addition, the guarantees by certain of NNL’s wholly owned subsidiaries, including NNI, most of NNL’s Canadian subsidiaries, Nortel Networks (Asia) Limited, Nortel Networks (Ireland) Limited and Nortel Networks U.K. Limited, of NNL’s obligations under the EDC Support Facility and Nortel Networks and NNL’s outstanding public debt securities remain in place.

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

After filing the 2003 Annual Reports, the First Quarter Reports and the Second Quarter Reports, as a result of the delay in filing the Third Quarter Reports, Nortel Networks and NNL continue not to be in compliance with their obligations under Nortel Networks and NNL’s public debt indentures as described above. If notice were given, Nortel Networks believes that it is probable that it and NNL would file and deliver the Third Quarter Reports within 90 days of the receipt of such a notice. In the unlikely event that acceleration of Nortel Networks and NNL’s debt securities were to occur, Nortel Networks may be unable to meet its payment obligations.

Stock exchanges

As a result of the continued delay in filing the Quarterly Reports, Nortel Networks is in breach of the continued listing requirements of the NYSE and the TSX. To date, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of Nortel Networks Corporation common shares or other of Nortel Networks or NNL’s listed securities. The commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange.

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

As a result of the proposed sale of the Northern Ireland Systems House to Flextronics, Nortel Networks has determined that it is probable that certain grants received from government agencies related to employment achievement targets will have to be repaid. The ultimate repayment amount, if any, cannot be determined at this time. The total grants received which could be subject to repayment is approximately $35. No amount has been accrued in the consolidated financial statements.

Other

On May 7, 2004, Nortel Networks received $80 in proceeds from the sale of certain assets in connection with a customer contract settlement in Latin America. This resulted in a gain of $78, which will be included in (gain) loss on sale of businesses and assets for the three months ended June 30, 2004.

In August 2004, Nortel Networks entered into a contract with Bharat Sanchar Nigram Limited to establish a wireless network in India. Nortel Networks commitments to date for orders received under this contract have resulted in an estimated project loss of approximately $150, which has been recorded in the third quarter of 2004.

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

On January 20, 2005, Nortel Networks signed a Joint Venture Framework Agreement with China Putian Corporation to establish a joint venture for R&D, manufacture and sale of third generation (3G) mobile telecommunications equipment and products to customers in China. Nortel Networks expects to have a definitive joint venture agreement by June 30, 2005. Nortel Networks anticipates that it will own 49% of the joint venture and China Putian will own 51%.

On January 23, 2005, Nortel Networks signed a Memorandum of Understanding with LG Electronics to establish a joint venture for providing high quality, leading edge telecommunications equipment and networking solutions to Korea and other markets globally. The proposed joint venture is subject to execution of a definitive agreement. Nortel Networks expects to complete this transaction in the second quarter of 2005. In the proposed joint venture, Nortel Networks anticipates that it will have 50% plus one share.

21.	Reconciliation from U.S. GAAP to Canadian GAAP

New Canadian securities regulations allow issuers that are required to file reports with the SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. Accordingly, for interim periods in fiscal 2004 and 2005, Nortel Networks will include in the notes to its consolidated financial statements a reconciliation highlighting the material differences between its financial statements prepared in accordance with U.S. GAAP as compared to financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Subsequent to 2005, no further interim reconciliation will be required under current Canadian securities regulations. Prior to 2004, Nortel Networks prepared interim financial statements (with accompanying notes) and Management’s Discussion and Analysis — Canadian Supplement in accordance with Canadian GAAP, all of which were presented as a separate report and filed with the relevant Canadian securities regulators in compliance with its Canadian continuous disclosure obligations.

The consolidated financial statements of Nortel Networks have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that Nortel Networks would have followed had its consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of the net earnings (loss) between U.S. GAAP and Canadian GAAP for the three months ended March 31, 2004 and 2003:

	March 31,	March 31,
	2004	2003

		As restated *
Net earnings (loss)
U. S. GAAP	$59	$(124)
Deferred stock option compensation (a)	–	9
Derivative accounting (b)	22	(5)
Financial instruments (c)	(16)	(14)
Cumulative effect of accounting change — net of tax(d)	–	12
Other	4	(24)

Canadian GAAP	$69	$(146)

* See note 21(j).

There were no material differences between U.S. GAAP and Canadian GAAP affecting statements of cash flows for the three months ended March 31, 2004 and 2003.

The following details the material differences between U.S. GAAP and Canadian GAAP for balance sheet information as of March 31, 2004 and December 31, 2003:

	March 31, 2004			December 31, 2003
	U.S.		Canadian	U.S.		Canadian
	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP

ASSETS
Current assets (h)	$8,103	$7	$8,110	$8,529	$3	$8,532
Investments (e)	217	(64)	153	244	(105)	139
Plant and equipment — net	1,598	(2)	1,596	1,656	(5)	1,651
Goodwill (a)	2,303	(910)	1,393	2,305	(910)	1,395
Intangible assets — net (i)	82	(40)	42	86	(41)	45
Deferred income taxes — net (i)	3,336	(202)	3,134	3,397	(197)	3,200
Other assets (b) (i)	384	9	393	374	25	399

Total assets	$16,023	$(1,202)	$14,821	$16,591	$(1,230)	$15,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities (g) (h)	$4,365	$5	$4,370	$5,002	$5	$5,007
Long-term debt (b) (c )	3,883	(364)	3,519	3,891	(382)	3,509
Deferred income taxes — net (i)	169	13	182	191	13	204
Other liabilities (b) (i)	2,962	(1,168)	1,794	2,945	(1,154)	1,791

Total liabilities	11,379	(1,514)	9,865	12,029	(1,518)	10,511

Minority interests in subsidiary companies	623	–	623	617	–	617

Total shareholders’ equity (c) (e) (g) (i)	4,021	312	4,333	3,945	288	4,233

Total liabilities and shareholders’ equity	$16,023	$(1,202)	$14,821	$16,591	$(1,230)	$15,361

The significant differences between U.S. GAAP and Canadian GAAP that impact the consolidated financial statements of Nortel Networks include the following:

(a)	Business combinations

All of Nortel Networks business combinations have been accounted for using the purchase method. Until June 30, 2001, under Canadian GAAP, when common share consideration was involved, the purchase price of Nortel

Networks acquisitions was determined based on the average trading price per Nortel Networks Corporation common share for a reasonable period before and after the date the transaction was closed. Under U.S. GAAP, when common share consideration was involved, the purchase price of the acquisitions was determined based on the average price per Nortel Networks Corporation common share for a reasonable period before and after the date the acquisition was announced or the date on which the exchange ratio became fixed. After June 30, 2001, treatment under Canadian GAAP was the same as under U.S. GAAP for measurement of share consideration. As a result of the difference between Canadian GAAP and U.S. GAAP until June 30, 2001, the value of purchase price consideration assigned to acquisitions may have varied significantly depending on the length of time between the announcement date and the closing date of the transaction and the volatility of Nortel Networks Corporation common share price within that time frame.

Stock options assumed on acquisitions were recorded at fair value for acquisitions on or after July 1, 2000 under U.S. GAAP, and for acquisitions on or after July 1, 2001 under Canadian GAAP. Beginning with acquisitions completed subsequent to July 1, 2000, U.S. GAAP requires an allocation of a portion of the purchase price to deferred compensation related to the intrinsic value of unvested options held by employees of the companies acquired. The deferred compensation is amortized to net earnings (loss) based on the remaining vesting period of the option awards. With the adoption of the Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments”, on January 1, 2002, unearned compensation is recorded on unvested options held by employees of acquired companies. Previously, there was no requirement to record deferred compensation in respect of such unvested options under Canadian GAAP. Nortel Networks has not completed any acquisitions subsequent to January 1, 2002. The difference in accounting for options assumed or issued to the value ascribed under U.S. GAAP as part of acquisitions discussed above can result in a different balance being ascribed to goodwill under U.S. GAAP.

The potential differences in the initial measurement of goodwill in business combinations under Canadian GAAP and U.S. GAAP may result in a difference in the amount of any subsequent goodwill impairment charge. Effective January 1, 2002, under both U.S. GAAP and Canadian GAAP, the method used in accounting for goodwill changed from an amortization method to an impairment only method, thereby eliminating any impact on net earnings (loss) due to the amortization of different amounts of goodwill during these periods.

Under Canadian GAAP, Nortel Networks is required to capitalize the value assigned to in-process R&D and amortize the asset value over its estimated useful life. Under U.S. GAAP, this value is written off immediately. The difference due to capitalization of in-process R&D expense is included in “other”, in the above reconciliation of net earnings (loss).

(b)	Derivative accounting

Under U.S. GAAP, effective January 1, 2001, Nortel Networks adopted SFAS 133, which was subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS No. 133”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Under Canadian GAAP, gains and losses on derivatives that are designated as hedges and that manage the underlying risks of anticipated transactions are not recorded until the underlying hedged item is recorded in net earnings (loss) and hedge ineffectiveness is not recorded until settlement. Under U.S. GAAP, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For fair value hedges, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are reported in net earnings (loss) from continuing operations immediately. For cash flow hedges, the effective portion of the gains or losses is reported as a component of other comprehensive income (loss) and the ineffective portion is reported in net earnings (loss) from continuing operations immediately. Foreign currency hedges can fall into either fair value hedges or cash flow hedges and are accounted for accordingly.

Under U.S. GAAP, an embedded derivative is accounted for at fair value separate from the host contract when certain specified conditions are met. Under Canadian GAAP, embedded derivatives are not accounted for separately from the host contract.

Effective January 1, 2004, Nortel Networks adopted Accounting Guideline 13, “Hedging Relationships” (“AcG-13”), which establishes specific criteria for derivatives to qualify for hedge accounting. Nortel Networks had been previously applying these criteria under U.S. GAAP, therefore, there was no impact on adoption of AcG-13.

Concurrent with the adoption of AcG-13, Nortel Networks also adopted the CICA’s Emerging Issues Committee (“EIC”) 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments” (“EIC 128”), which requires that certain freestanding derivative instruments that give rise to a financial asset or liability, and do not qualify for hedge accounting under AcG-13, be recognized on the balance sheet and measured at fair value, with changes in fair value recognized in earnings (loss) in each period. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 during the three months ended March 31, 2004.

(c)	Financial instruments

Under Canadian GAAP, a financial instrument that contains both a liability and equity component must be allocated to those components based on fair value. As a result, the $1,800 proceeds on the 4.25% Convertible Senior Notes issued on August 15, 2001, convertible at the holders’ option into Nortel Networks Corporation common shares, were allocated based on the fair value of the debt component calculated at $1,325, with the residual of $475 being assigned to the equity component. Under Canadian GAAP, the debt component is accreted to the face value of the 4.25% Convertible Senior Notes over their seven year term, with the resulting charge recorded in interest expense. Under U.S. GAAP, such instruments are not broken out into their component parts but rather are reported as the type of instrument of which they are principally comprised. Therefore the 4.25% Convertible Senior Notes are reported as debt under U.S. GAAP.

(d)	Asset retirement obligations

Under U.S. GAAP, Nortel Networks adopted SFAS 143 effective January 1, 2003, and recorded a cumulative effect of accounting change, net of tax within net earnings (loss) on the date of adoption. Nortel Networks adopted similar Canadian guidance, CICA Handbook Section 3110, “Asset Retirement Obligations”, effective January 1, 2004, with retroactive restatement of prior periods. Under Canadian GAAP, the cumulative effect of adoption as of January 1, 2003 was recorded as an adjustment to opening accumulated deficit, as opposed to an adjustment within net earnings (loss) under U.S. GAAP, resulting in a difference of $12.

(e)	Investments

Under U.S. GAAP, certain investment securities deemed available-for-sale by Nortel Networks are remeasured to fair value each period, with unrealized holding gains (losses) included in other comprehensive income (loss) until realized. Under Canadian GAAP, these investments are recorded at historical cost unless a loss, that is considered other than temporary, occurs.

(f)	Other financial statement presentation differences

Under Canadian GAAP, global investment tax credits are required to be deducted from R&D expense while under U.S. GAAP, these amounts are required to be deducted from the income tax benefit (expense). The impact of this difference in the three months ended March 31, 2004 and 2003 of $11 and $9, respectively, was to increase or decrease net earnings (loss) from continuing operations before income taxes, non-controlling interests and equity in net loss of associated companies under Canadian GAAP, with a corresponding increase or decrease in income tax benefit (expense).

(g)	Other

Under U.S. GAAP, effective December 31, 2002, Nortel Networks adopted the disclosure requirements of FIN 45. In addition, effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of FIN 45 that require a guarantor to recognize, at the inception of certain types of guarantees, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of FIN 45 are applicable for certain guarantees issued or modified after December 31, 2002. Under Canadian GAAP, there is no requirement to recognize a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. However, a contingent loss that is likely to be incurred is recognized if it can be reasonably estimated.

Under U.S. GAAP, effective January 1, 2003, Nortel Networks adopted SFAS 146. SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Canadian GAAP, the

Emerging Issues Committee (“EIC”) of the CICA issued EIC 134, “Accounting for Severance and Termination Benefits” (“EIC 134”), and EIC 135, “Accounting for Costs Associated with Exit and Disposal Activities (Including Costs Incurred in a Restructuring)” (“EIC 135”), which harmonize the requirements with SFAS 146. Effective March 31, 2003, Nortel Networks adopted EIC 134 and EIC 135.

Under U.S. GAAP, translation adjustments for self-sustaining subsidiaries are reported as a component of other comprehensive income (loss), whereas, under Canadian GAAP, these translation adjustments are classified as foreign currency translation adjustment, also a component of shareholders’ equity.

(h)	Joint ventures

Nortel Networks has a number of joint ventures with other parties. Under U.S. GAAP, investments in joint ventures are accounted for under the equity method, whereas under Canadian GAAP, the proportionate consolidation method is used. The difference in accounting does not impact net earnings (loss), but does impact certain other consolidated financial statement items.

(i)	Pension and other post-retirement benefits

Under U.S. GAAP, a minimum additional pension liability must be recognized in the amount of the excess of the unfunded accumulated benefit obligation over the recorded pension benefit liability. An offsetting intangible pension asset is recorded equal to the unrecognized prior service costs, with any difference recorded in accumulated other comprehensive loss. No such adjustments are required under Canadian GAAP.

(j)	Restatement

As described in note 2, Nortel Networks has restated its consolidated financial statements for the years ended December 31, 2002 and 2001, and the quarters ended March 31, June 30, and September 30, 2003. The following table presents the impact of the Second Restatement adjustments on Nortel Networks previously reported consolidated statement of operations for the three months ended March 31, 2003 prepared in accordance with Canadian GAAP:

	As previously
	reported	Adjustments	As restated

Revenues	$2,377	$(79)	$2,298
Cost of revenues	1,333	70	1,403

Gross profit	1,044	(149)	895

Selling, general and administrative expense	511	(19)	492
Research and development expense	498	(30)	468
Amortization of acquired technology and other	33	–	33
Deferred stock option compensation	–	–	–
Special charges	116	28	144
(Gain) loss on sale of businesses and assets	(4)	–	(4)

Operating earnings (loss)	(110)	(128)	(238)

Other income (expense) — net	(16)	104	88
Interest expense
Long-term debt	(60)	(1)	(61)
Other	(8)	–	(8)

Earnings (loss) from continuing operations before income taxes, non-controlling interests and equity in net loss of associated companies	(194)	(25)	(219)
Income tax benefit (expense)	(5)	3	(2)

	(199)	(22)	(221)
Non-controlling interests — net of tax	3	(28)	(25)
Equity in net loss of associated companies — net of tax	(10)	(12)	(22)

Net earnings (loss) from continuing operations	(206)	(62)	(268)
Net earnings (loss) from discontinued operations — net of tax	190	(68)	122

Net earnings (loss)	$(16)	$(130)	$(146)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.05)	$(0.02)	$(0.07)
— from discontinued operations	0.04	(0.01)	0.03

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.03)	$(0.04)

The impact of the Second Restatement adjustments for the three months ended March 31, 2003 was an increase to net loss prepared in accordance with Canadian GAAP and U.S. GAAP of $130 and $135, respectively. The Second Restatement adjustments primarily related to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes: revenues and cost of revenues; foreign exchange; intercompany balances; special charges; other; reclassifications; and discontinued operations. See note 2 for a description of these differences.

The following table presents the impact of the Second Restatement adjustments on Nortel Networks previously reported consolidated balance sheet prepared in accordance with Canadian GAAP as of March 31, 2003:

As previously
	reported	Adjustments	As restated

ASSETS
Current assets
Cash and cash equivalents	$3,934	$2	$3,936
Restricted cash and cash equivalents	227	–	227
Accounts receivable — net	1,961	(8)	1,953
Inventories — net	885	560	1,445
Income taxes recoverable	60	43	103
Future income taxes — net	785	–	785
Other current assets	430	(34)	396

Total current assets	8,282	563	8,845

Investments	183	28	211
Plant and equipment — net	1,432	217	1,649
Goodwill	1,291	(1)	1,290
Intangible assets — net	65	–	65
Future income taxes — net	2,736	27	2,763
Other assets	694	(53)	641

Total assets	$14,683	$781	$15,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$12	$34	$46
Trade and other accounts payable	742	(37)	705
Payroll and benefit-related liabilities	654	(61)	593
Contractual liabilities	1,125	(243)	882
Restructuring	445	(46)	399
Other accrued liabilities	2,638	272	2,910
Long-term debt due within one year	234	10	244

Total current liabilities	5,850	(71)	5,779

Long-term debt	3,255	211	3,466
Future income taxes — net	485	(6)	479
Other liabilities	1,532	394	1,926

Total liabilities	11,122	528	11,650

Minority interests in subsidiary companies	651	(11)	640

SHAREHOLDERS’ EQUITY
Common shares, without par value	32,751	(349)	32,402
Contributed surplus	2,454	4	2,458
Deficit	(32,826)	296	(32,530)
Foreign currency translation adjustment	(598)	312	(286)
Equity component of convertible senior notes	475	–	475
Prepaid forward purchase contracts	654	1	655

Total shareholders’ equity	2,910	264	3,174

Total liabilities and shareholders’ equity	$14,683	$781	$15,464

22.	Supplemental consolidating financial information

As of March 31, 2004, as a result of NNL’s credit ratings, various liens, pledges and guarantees were effective under security agreements entered into by NNL and various of its subsidiaries that pledged substantially all of the assets of NNL in favor of the banks under the Five Year Facilities, EDC and the holders of Nortel Networks and NNL’s outstanding public debt securities, which debt securities represent substantially all of Nortel Networks consolidated long-term debt (see note 20).

The security agreements were originally entered into in connection with the $1,510 December 2001 364 day credit facilities (which expired on December 13, 2002). The security became effective April 4, 2002, following Moody’s Investors Service, Inc. (“Moody’s”) downgrade of NNL’s senior long-term debt rating to below investment grade, in respect of the then existing credit facilities including the Five Year Facilities. Consequently, on April 4, 2002 and in accordance with the negative pledge covenants in the indentures for all Nortel Networks outstanding public debt securities, all such public debt securities became, under the terms of the security agreements, secured equally and ratably with the obligations under NNL’s and NNI’s then existing credit facilities. NNL’s obligations under the EDC Support Facility became secured on an equal and ratable basis under the security agreements on February 14, 2003.

As of March 31, 2004, the security provided under the security agreements was comprised of pledges of substantially all of the assets of NNL and those of most of its U.S. and Canadian subsidiaries and pledges of shares in certain of NNL’s other subsidiaries. In addition, certain of NNL’s wholly owned subsidiaries guaranteed NNL’s obligations under the credit and support facilities and outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represented either wholly owned subsidiaries of NNL whose shares were pledged, or were the remaining subsidiaries of NNL which did not provide liens, pledges or guarantees (see note 20).

If NNL’s senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security and guarantees will be released in full. If both the Five Year Facilities and the EDC Support Facility are terminated, or expire, the security and guarantees will also be released in full (see note 20). NNL may provide EDC with cash collateral in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under the EDC Support Facility (or any other alternative collateral or arrangements acceptable to EDC) in lieu of the security provided under the security agreements (see note 10). Accordingly, if the EDC Support Facility is secured by cash or other alternate collateral or arrangements acceptable to EDC and if the Five Year Facilities are terminated or expire, the security and guarantees will also be released in full (see note 20 for additional information related to the Five Year Facilities and the security agreements).

The following supplemental consolidating financial data illustrates, in separate columns, the composition (as described below) of Nortel Networks Corporation, NNL, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003, respectively (see note 20).

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

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$–	$898	$1,797	$772	$(1,023)	$2,444
Cost of revenues	–	487	1,299	628	(1,023)	1,391

Gross profit	–	411	498	144	–	1,053

Selling, general and administrative expense	–	104	364	74	–	542
Research and development expense	–	194	205	72	–	471
Amortization of acquired technology and other	–	–	–	3	–	3
Special charges	–	3	1	3	–	7

Operating earnings (loss)	–	110	(72)	(8)	–	30

Other income (expense) — net	(1)	33	58	(4)	–	86
Interest expense
Long-term debt	(21)	(16)	(1)	(6)	–	(44)
Other	–	–	(22)	14	–	(8)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(22)	127	(37)	(4)	–	64
Income tax benefit (expense)	–	37	(16)	(12)	–	9

	(22)	164	(53)	(16)	–	73
Minority interests — net of tax	–	–	–	(5)	(9)	(14)
Equity in net earnings (loss) of associated companies — net of tax	80	(48)	(246)	–	213	(1)

Net earnings (loss) from continuing operations	58	116	(299)	(21)	204	58
Net earnings (loss) from discontinued operations — net of tax earnings (loss)	1	1	1	–	(2)	1

Net earnings (loss)	$59	$117	$(298)	$(21)	$202	$59

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$–	$869	$1,701	$593	$(865)	$2,298
Cost of revenues	–	460	1,395	413	(865)	1,403

Gross profit	–	409	306	180	–	895
Selling, general and administrative expense	–	147	327	16	–	490
Research and development expense	–	193	217	67	–	477
Amortization of acquired technology and other	–	–	–	33	–	33
Deferred stock option compensation	–	–	–	9	–	9
Special charges	–	32	83	25	–	140
(Gain) loss on sale of businesses	–		3	(4)	–	(1)

Operating earnings (loss)	–	37	(324)	34	–	(253)
Other income (expense) — net	1	134	(24)	(17)	–	94
Interest expense
Long—term debt	(21)	(18)	–	(7)	–	(46)
Other	–	(2)	(16)	10	–	(8)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(20)	151	(364)	20	–	(213)
Income tax benefit (expense)	10	154	(292)	154	–	26

	(10)	305	(656)	174	–	(187)
Minority interests — net of tax	–	–	–	(17)	(8)	(25)
Equity in net loss of associated companies
— net of tax	(236)	(486)	337	(8)	371	(22)

Net earnings (loss) from continuing operations	(246)	(181)	(319)	149	363	(234)
Net earnings (loss) from discontinued operations — net of tax	122	133	86	(11)	(208)	122

Net earnings (loss) before cumulative effect of accounting change — net of tax	(124)	(48)	(233)	138	155	(112)

Cummulative effect of accounting change — net of tax	–	(4)	(8)	–	–	(12)

Net earnings (loss)	$(124)	$(52)	$(241)	$138	$155	$(124)

Supplemental Consolidating Balance Sheets as of March 31, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$67	$23	$2,846	$663	$–	$3,599
Restricted cash and cash equivalents	–	25	35	2	–	62
Accounts receivable — net	–	318	1,474	605	–	2,397
Intercompany/related party accounts receivable	49	319	1,038	987	(2,393)	–
Inventories — net	–	301	624	321	–	1,246
Income taxes recoverable	1	13	57	14	–	85
Deferred income taxes — net	–	53	347	–	–	400
Other current assets	–	16	205	93	–	314

Total current assets	117	1,068	6,626	2,685	(2,393)	8,103
Investments	5,796	1,956	(7,900)	279	86	217
Intercompany advances	–	257	699	1,500	(2,456)	–
Plant and equipment — net	–	455	792	351	–	1,598
Goodwill	–	–	1,962	341	–	2,303
Intangible assets — net	–	39	1	42	–	82
Deferred income taxes — net	–	1,697	1,575	64	–	3,336
Other assets	34	116	60	174	–	384

Total assets	$5,947	$5,588	$3,815	$5,436	$(4,763)	$16,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$–	$2	$3	$8	$–	$13
Trade and other accounts payable	2	235	506	79	–	822
Intercompany/related party accounts payable	114	(3,895)	3,131	3,043	(2,393)	–
Payroll and benefit-related liabilities	2	100	311	110	–	523
Contractual liabilities	–	31	292	164	–	487
Restructuring	–	39	103	19	–	161
Other accrued liabilities	8	311	1,509	508	–	2,336
Long-term debt due within one year	–	11	13	(1)	–	23

Total current liabilities	126	(3,166)	5,868	3,930	(2,393)	4,365
Long-term debt	1,800	1,546	125	412	–	3,883
Deferred income taxes — net	–	1	164	4	–	169
Other liabilities	–	920	1,850	192	–	2,962
Intercompany advances	–	1	297	2,158	(2,456)	–

Total liabilities	1,926	(698)	8,304	6,696	(4,849)	11,379

Minority interests in subsidiary companies	–	–	–	87	536	623

SHAREHOLDERS’ EQUITY
Preferred shares	–	536	237	47	(820)	–
Common shares	33,840	1,211	6,091	1,561	(8,863)	33,840
Additional paid-in capital	3,220	22,047	1,091	19,343	(42,481)	3,220
Deferred stock option compensation	–	–	–	(9)	9	–
Accumulated deficit	(32,473)	(16,958)	(12,919)	(22,222)	52,099	(32,473)
Accumulated other comprehensive income (loss)	(566)	(550)	1,011	(67)	(394)	(566)

Total shareholders’ equity	4,021	6,286	(4,489)	(1,347)	(450)	4,021

Total liabilities and shareholders’ equity	$5,947	$5,588	$3,815	$5,436	$(4,763)	$16,023

Supplemental Consolidating Balance Sheets as of December 31, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$68	$(8)	$3,164	$773	$–	$3,997
Restricted cash and cash equivalents	–	25	37	1	–	63
Accounts receivable — net	–	314	1,671	520	–	2,505
Intercompany/related party accounts receivable	50	345	1,053	1,099	(2,547)	–
Inventories — net	–	302	565	323	–	1,190
Income taxes recoverable	–	13	52	25	–	90
Deferred income taxes — net	–	67	302	–	–	369
Other current assets	–	31	178	106	–	315

Total current assets	118	1,089	7,022	2,847	(2,547)	8,529
Investments	5,728	1,995	(7,568)	285	(196)	244
Intercompany advances	–	166	537	1,487	(2,190)	–
Plant and equipment — net	–	475	817	364	–	1,656
Goodwill	–	–	1,962	343	–	2,305
Intangible assets — net	–	40	1	45	–	86
Deferred income taxes — net	–	1,673	1,655	69	–	3,397
Other assets	37	102	60	175	–	374

Total assets	$5,883	$5,540	$4,486	$5,615	$(4,933)	$16,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$–	$2	$3	$12	$–	$17
Trade and other accounts payable	1	347	406	107	–	861
Intercompany/related party accounts payable	109	(4,071)	3,211	3,298	(2,547)	–
Payroll and benefit-related liabilities	2	137	479	146	–	764
Contractual liabilities	–	26	309	195	–	530
Restructuring	–	52	138	16	–	206
Other accrued liabilities	26	356	1,660	463	–	2,505
Long-term debt due within one year	–	11	101	7	–	119

Total current liabilities	138	(3,140)	6,307	4,244	(2,547)	5,002

Long-term debt	1,800	1,549	127	415	–	3,891
Deferred income taxes — net	–	–	173	18	–	191
Other liabilities	–	930	1,811	204	–	2,945
Intercompany advances	–	11	297	1,882	(2,190)	–

Total liabilities	1,938	(650)	8,715	6,763	(4,737)	12,029

Minority interests in subsidiary companies	–	–	–	81	536	617

SHAREHOLDERS’ EQUITY
Preferred shares	–	536	237	47	(820)	–
Common shares	33,674	1,211	6,089	1,560	(8,860)	33,674
Additional paid-in capital	3,341	22,031	1,081	19,342	(42,454)	3,341
Deferred stock option compensation	–	–	–	(9)	9	–
Accumulated deficit	(32,532)	(17,066)	(12,661)	(22,139)	51,866	(32,532)
Accumulated other comprehensive income (loss)	(538)	(522)	1,025	(30)	(473)	(538)

Total shareholders’ equity	3,945	6,190	(4,229)	(1,229)	(732)	3,945

Total liabilities and shareholders’ equity	$5,883	$5,540	$4,486	$5,615	$(4,933)	$16,591

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$58	$116	$(299)	$(21)	$204	$58
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	–	10	47	33	–	90
Non-cash portion of special charges and related asset write downs	–	–	–	–	–	–
Equity in net loss of associated companies	(80)	48	246	–	(213)	1
Current and deferred stock option compensation	–	2	11	2	–	15
Deferred income taxes	–	(1)	(1)	(2)	–	(4)
Other liabilities	–	20	31	9	–	60
(Gain) loss on repurchases of outstanding debt securities	–	–	–	–	–	–
(Gain) loss on sale or write-down of investments and businesses	–	–	(35)	2	–	(33)
Other — net	(18)	(17)	(102)	(8)	9	(136)
Change in operating assets and liabilities	(17)	(238)	(27)	(109)	–	(391)
Intercompany/related party activity	25	100	(125)	–	–	–

Net cash from (used in) operating activities of continuing operations	(32)	40	(254)	(94)	–	(340)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	–	(8)	(31)	(4)	–	(43)
Proceeds on disposals of plant and equipment	–	4	1	–	–	5
Acquisitions of investments and businesses — net of cash acquired	–	–	(3)	–	–	(3)
Proceeds on sale of investments and businesses	–	–	55	–	–	55

Net cash from (used in) investing activities of continuing operations	–	(4)	22	(4)	–	14

Cash flows from (used in) financing activities
Dividends on preferred shares	–	(9)	–	–	9	–
Dividends paid by subsidiaries to minority interests	–	–	–	–	(9)	(9)
Increase (decrease) in notes payable — net	–	–	–	(3)	–	(3)
Repayments of long — term debt	–	–	(87)	(10)	–	(97)
Repayments of capital leases payable	–	–	(3)	–	–	(3)
Issuance of common shares	30	–	–	–	–	30

Net cash from (used in) financing activities of continuing operations	30	(9)	(90)	(13)	–	(82)

Effect of foreign exchange rate changes on cash and cash equivalents	–	–	11	2	–	13

Net cash from (used in) continuing operations	(2)	27	(311)	(109)	–	(395)
Net cash from (used in) discontinued operations	1	4	(7)	(1)	–	(3)

Net increase (decrease) in cash and cash equivalents	(1)	31	(318)	(110)	–	(398)
Cash and cash equivalents at beginning of period	68	(8)	3,164	773	–	3,997

Cash and cash equivalents at end of period	$67	$23	$2,846	$663	$–	$3,599

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(246)	$(181)	$(319)	$149	$363	$(234)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	–	26	57	67	–	150
Non-cash portion of special charges and related asset write downs	–	5	13	–	–	18
Equity in net loss of associated companies	236	486	(337)	8	(371)	22
Current and deferred stock option compensation	–	1	3	10	–	14
Deferred income taxes	(10)	10	(5)	(5)	–	(10)
Other liabilities	–	22	(11)	1	–	12
(Gain) loss on repurchases of outstanding debt securities	–	(4)	–	–	–	(4)
(Gain) loss on sale or write-down of investments and businesses	–	1	5	–	–	6
Other — net	274	54	(173)	(309)	8	(146)
Change in operating assets and liabilities	(32)	(331)	180	257	–	74
Intercompany/related party activity	(182)	(377)	773	(214)	–	–

Net cash from (used in) operating activities of continuing operations	40	(288)	186	(36)	–	(98)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	–	(5)	(11)	(6)	–	(22)
Proceeds on disposals of plant and equipment	–	–	6	–	–	6
Acquisitions of investments and businesses — net of cash acquired	–	–	(2)	–	–	(2)
Proceeds on sale of investments and businesses	–	1	6	–	–	7

Net cash from (used in) investing activities of continuing operations	–	(4)	(1)	(6)	–	(11)

Cash flows from (used in) financing activities
Dividends on preferred shares	–	(8)	–	–	8	–
Dividends paid by subsidiaries to minority interests	–	–	–	–	(8)	(8)
Increase (decrease) in notes payable — net	–	–	4	(17)	–	(13)
Repayments of long-term debt	–	(34)	–	(9)	–	(43)
Repayments of capital leases payable	–	–	(3)	–	–	(3)
Issuance of common shares	–	–	–	–	–	–

Net cash from (used in) financing activities of continuing operations	–	(42)	1	(26)	–	(67)

Effect of foreign exchange rate changes on cash and cash equivalents	–	–	13	5	–	18

Net cash from (used in) continuing operations	40	(334)	199	(63)	–	(158)
Net cash from (used in) discontinued operations	–	72	229	–	–	301

Net increase (decrease) in cash and cash equivalents	40	(262)	428	(63)	–	143
Cash and cash equivalents at beginning of period	35	251	2,392	1,112	–	3,790

Cash and cash equivalents at end of period	$75	$(11)	$2,820	$1,049	$–	$3,933

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table of Contents

Business overview	60

Our business	60
Our segments	61
Our business environment	61
How we measure performance	63
Our strategic plan and outlook	63

Developments in 2004	64

First quarter consolidated results summary	64
Nortel Networks Audit Committee Independent Review; restatements; related matters	65
Comprehensive Review and First Restatement	65
Independent Review	65
Second Restatement	65
Material weaknesses in internal control over financial reporting identified in Second Restatement	68
Revenue Independent Review	69
Personnel actions	69
EDC Support Facility	69
Credit facilities and security agreements	70
Debt securities	70
Shelf registration statement	70
Credit ratings	70
Regulatory actions and pending litigation	71
Stock-based compensation plans	71
Evolution of our supply chain strategy	71
Other business developments	72
Customer financing commitments	72
Sale of Entrust shares	72
Real estate	72
Customer contract settlement	72
Directory and operator services business	73
Bharat Sanchar Nigram Limited contract	73
Patent infringement settlement	73
Customer financing arrangements	73
Joint Ventures	73

Results of operations — continuing operations	73

Segment revenues	73
Geographic revenues	74
Consolidated revenues	74
Wireless Networks revenues	76
Enterprise Networks revenues	77
Wireline Networks revenues	79
Optical Networks revenues	80
Gross profit and gross margin	81
Segment gross profit and gross margin	81
Operating expenses	82
Selling, general and administrative expense	82
Segment selling, general and administrative expense	82
Research and development expense	83
Segment research and development expense	84
Segment contribution margin	84
Segment Management EBT	85

Amortization of intangibles	85
Deferred stock option compensation	85
Special charges	85
Other income (expense) — net	86
Interest expense	86
Income tax benefit (expense)	87
Net earnings (loss) from continuing operations	87

Results of operations — discontinued operations	87

Liquidity and capital resources	88

Cash flows	88
Uses of liquidity	89
Contractual cash obligations	89
Customer financing	90
Discontinued operations	90
Sources of liquidity	91
Credit facilities	91
Available support facility	91
Shelf registration statement and base shelf prospectus	92
Credit ratings	92

Off-balance sheet arrangements	92

Bid, performance related and other bonds	92
Receivables securitization and certain lease financing transactions	93
Other indemnifications or guarantees	94

Application of critical accounting estimates	94

Provisions for doubtful accounts	94
Provisions for inventory	95
Tax asset valuation	96

Accounting changes and recent accounting pronouncements	97

Accounting changes	97
Recent accounting pronouncements	97

Canadian supplement	98

Market risk	98

Equity price risk	99

Legal proceedings	99

Risk factors/forward looking statements	99

Risks relating to our restatements and related matters	100
Risks relating to our business	107

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation, or MD&A, in combination with the accompanying unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. As discussed herein, this MD&A gives effect to the Second Restatement as described below in “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” and in “Restatement” in note 2 of the accompanying unaudited consolidated financial statements. A number of our and Nortel Networks Limited’s past filings with the United States Securities and Exchange Commission, or SEC, remain subject to ongoing review by the SEC’s Division of Corporation Finance. In addition, the Second Restatement involved the restatement of our consolidated financial statements for 2001 and 2002 and the first, second and third quarters of 2003. Amendments to our prior filings with the SEC would be required in order for us to be in full compliance with our reporting obligations under the Exchange Act. However, we do not believe that it will be feasible to amend our Annual Report on Form 10-K/A for the year ended December 31, 2002, or 2002 Form 10-K/A, and our 2003 Form 10-Qs, due to, among other factors, identified material weaknesses in our internal control over financial reporting, the significant turnover in our finance personnel, changes in accounting systems, documentation weaknesses, a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in recent years and the passage of time generally. In addition, disclosure in the 2002 Form 10-K/A and 2003 Form 10-Qs would in large part repeat the disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2003, or the 2003 Annual Report, and this report and expected to be contained in the other 2004 Form 10-Qs. Accordingly, we do not plan to amend our 2002 Form 10-K/A and 2003 Form 10-Qs. We believe that we have included in the 2003 Form 10-K and in this report all information needed for current investor understanding. Ongoing SEC review may require us to amend this Quarterly Report on Form 10-Q or our other public filings further. See “Risk factors/ forward looking statements”.

This section contains forward looking statements and should be read in conjunction with the risk factors described below under “Risk factors/ forward looking statements”. All dollar amounts in this MD&A are in millions of United States, or U.S., dollars unless otherwise stated.

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

The common shares of Nortel Networks Corporation are publicly traded on the New York Stock Exchange, or NYSE, and Toronto Stock Exchange, or TSX, under the symbol “NT”. Nortel Networks Limited, or NNL, is our principal direct operating subsidiary and its results are consolidated into our results. Nortel Networks holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in minority interests in subsidiary companies in the consolidated balance sheets and dividends and the related taxes on preferred shares are reported in minority interests — net of tax in the consolidated statements of operations.

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

As first announced on August 19, 2004, we have put in place a new strategic plan that recognizes these industry dynamics and the evolution of the converged network (see “Business overview — Our strategic plan and outlook”). In an increasingly cost-competitive environment, we are taking steps that we believe will better position us to grow market share and improve our results and cash generation. As part of our strategic plan, we also announced a focused workforce reduction of approximately 3,250 employees.

In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to a comprehensive review and analysis of our assets and liabilities, or the Comprehensive Review, which resulted in the restatement (effected in December 2003) of our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement. In late October 2003, the Audit Committees of our and NNL’s Boards of Directors, or the Audit Committee, initiated an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, and engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP, or WCPHD, to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that our Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures that were developed for the Audit Committee by WCPHD. Each of our and NNL’s Boards of Directors has adopted these recommendations in their entirety and directed our management to develop a detailed plan and timetable for their implementation, and will monitor their implementation. The “Summary of Findings of Recommended Remedial Measures of the Independent Review” is set forth in full in Item 9A of our and NNL’s 2003 Annual Reports on Form 10-K, or the 2003 Annual Reports.

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review certain provision releases. That examination, and other errors identified by management, led to the restatement (effected with the filing of the 2003 Annual Reports) of our financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002, or the Second Restatement, and our revision of previously announced unaudited results for the year ended December 31, 2003. The need for the Second Restatement resulted in delays in filing the 2003 Annual Reports and our and NNL’s Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004, or the 2004 Quarterly Reports, beyond the SEC’s required filing dates in 2004. We refer to the 2003 Annual Reports and the 2004 Quarterly Reports together as the Reports.

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

Over the course of the Second Restatement process, we and our independent auditors identified a number of material weaknesses in our internal control over financial reporting. Further, in connection with the Independent Review, we terminated for cause our former president and chief executive officer, former chief financial officer and former controller in April 2004 and seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic areas in August 2004. We are subject to significant pending civil litigation and ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial judgments, settlements, fines or other penalties.

We are currently in a challenging transitional period in connection with the completion of our restatement activity and as we implement the new strategic plan. We believe that our strategic plan will enable us to build on our market leadership in developing the converged networks of the future and improve business efficiency and operating cost performance in an increasingly competitive market.

On January 27, 2005, we announced the appointment of Peter Currie as our chief financial officer effective February 14, 2005. Our current chief financial officer, William Kerr, will serve as a senior advisor to our president and chief executive officer assisting Peter Currie in the transition to his role and the ongoing transformation of our finance organization as well as make a strategic contribution to plans for market expansion and growth. We further announced the appointment of Karen Sledge as controller on an interim basis effective February 7, 2005. Our current controller, MaryAnne Pahapill, has accepted a financial position outside Nortel Networks. We have initiated a search process to fill the controller position permanently.

How we measure performance

Each reportable segment is allocated resources and assets based on whether projected customer demand would support additional investment. We make adjustments to reduce resources and assets within a reportable segment in response to market conditions or where opportunities for improved efficiencies present themselves.

Our president and chief executive officer, or CEO, has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately with each segment manager reporting directly to the CEO. The CEO relies on the information derived directly from our management reporting system. In 2003, we reported that the primary financial measure used by the former chief operating decision maker in assessing performance and allocating resources to the segments was contribution margin, a measure that was comprised of gross profit less selling, general and administrative expense, or SG&A. In April 2004, our and NNL’s boards of directors appointed a new CEO. Commencing in the second quarter of 2004, the primary financial measure used by our CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes, or Management EBT, a measure that includes contribution margin, R&D expense, interest expense, other income (expense) — net, minority interest — net of tax and equity in net loss of associated companies — net of tax. As a result of the change in the primary financial measure used to assess the performance of our segments during the period in which the Reports have been delayed, and because both contribution margin and Management EBT were available to the former chief operating decision maker during 2003, we have determined that it is appropriate to disclose both contribution margin and Management EBT for the periods presented. See “Segment information — General description” in note 5 of the accompanying unaudited consolidated financial statements.

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

The principal components of the strategic plan are:

•	a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer, which has been filled on an interim basis pending the permanent appointment of Susan E. Shepard, effective February 21, 2005;
•	a streamlined organizational structure to reflect alignment with carrier converged networks;
•	an increased focus on the enterprise market and customers;
•	optimized R&D programs for highly secure, available and reliable converged networks;
•	the establishment of a chief strategy officer to drive partnerships, new markets and acquisitions;
•	the establishment of a chief marketing officer to drive overall marketing strategy;
•	the strategic review of embedded services to assess opportunities in the professional services business; and
•	a distinct focus on government and defense customers.

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

Developments in 2004

First quarter consolidated results summary

In the first quarter of 2004, our consolidated revenues were $2,444 compared to $2,298 in the first quarter of 2003, representing an increase of 6%. Revenues in Wireline Networks, Optical Networks and Enterprise Networks decreased by 15%, 23% and 9%, respectively, while revenues in Wireless Networks increased by 41%.

Our gross margin increased to 43% in the first quarter of 2004 compared to 39% in the first quarter of 2003, an improvement of 4 percentage points. SG&A expense increased 11% in the first quarter of 2004 compared to the first quarter of 2003 and R&D expense was relatively flat in the first quarter of 2004 compared to the first quarter of 2003. The significant increase in SG&A expense was primarily due to increased employee related expenses and unfavorable foreign exchange rate fluctuations. R&D expense remained essentially flat due to the continued impact of our workforce reductions partially offset by unfavorable foreign exchange impacts. We believe our levels of R&D spending are commensurate with our technology focus and commitment to invest in next-generation solutions. Special charges declined 95% in the first quarter of 2004 compared to the first quarter of 2003, primarily as a result of our completion of a substantial portion of activities associated with our restructuring work plan initiated in 2001. These activities included workforce reductions, contract settlements and facility closures.

Our discontinued operations contributed $1 of net earnings in the first quarter of 2004 compared to $122 of net earnings in the first quarter of 2003 reflecting the continued wind-down activities of our discontinued operations.

We reported net earnings before cumulative effect of accounting change of $59 in the first quarter of 2004 compared to a net loss before cumulative effect of accounting change of $112 in the first quarter of 2003.

In the first quarter of 2004, our cash and cash equivalents, or cash, decreased $398 from $3,997 as of December 31, 2003 to $3,599 as of March 31, 2004. The decrease was due to a decrease in cash of $340 from operating activities, a decrease in cash of $82 from our financing activities and a decrease in cash of $3 from our discontinued operations. These decreases in cash were partially offset by an increase of $14 related to our investing activities and favorable foreign exchange impacts of $13.

Nortel Networks Audit Committee Independent Review; restatements; related matters

Comprehensive Review and First Restatement

In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to the Comprehensive Review, which resulted in the First Restatement. See notes 2 and 20 of the accompanying unaudited consolidated financial statements and the “Controls and Procedures” section of this report.

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

As discussed more fully in the “Controls and Procedures” section of this report, the Independent Review concluded that “[i]n summary, former corporate management (now terminated for cause) and former finance management (now terminated for cause) in the Company’s finance organization endorsed, and employees carried out, accounting practices relating to the recording and release of provisions that were not in compliance with [U.S. GAAP] in at least four quarters, including the third and fourth quarters of 2002 and the first and second quarters of 2003. In three of those four quarters — when Nortel was at, or close to, break even — these practices were undertaken to meet internally imposed . . . targets. While the dollar value of most of the individual provisions was relatively small, the aggregate value of the provisions made the difference between a profit and a reported loss, on a pro forma basis, in the fourth quarter of 2002 and the difference between a loss and a reported profit, on a pro forma basis, in the first and second quarters of 2003.”

Second Restatement

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review provision releases, down to a low threshold. That examination, and other errors identified by management, led to the Second Restatement.

Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews, resulting in adjustments to previously reported revenues during the periods 1998 through 2003. Other accounting practices that management examined and adjusted as part of the Second Restatement included, among other things, the following:

•	intercompany balances that did not eliminate upon consolidation and related provisions;
•	our foreign exchange accounting, as part of our plan to address an identified material weakness related to foreign currency translation;
•	the accounting treatment of the February 2001 acquisition of a Zurich, Switzerland-based company and its related assets in Poughkeepsie, New York, or the 980 NPLC business, from JDS Uniphase Corporation, or JDS, and the related OEM Purchase and Sale Agreement;
•	special charges relating to goodwill, inventory impairment, contract settlement costs and other charges; and
•	the accounting treatment of certain elements of discontinued operations.

Quarter ended March 31, 2003

The following table presents the impact of the Second Restatement adjustments on our previously reported consolidated statement of operations data for the three months ended March 31, 2003. The Second Restatement adjustments related primarily to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes, and are described in the paragraphs following the table below. See “Restatement” in note 2 of the accompanying unaudited consolidated financial statements.

•	revenues and cost of revenues;
•	foreign exchange;
•	intercompany balances;
•	special charges;
•	other;
•	reclassifications; and
•	discontinued operations.

Consolidated Statement of Operations data for the three months ended March 31, 2003

	As previously
	reported	Adjustments	As restated

Revenues	$2,377	$(79)	$2,298
Gross profit	1,044	(149)	895
Operating earnings (loss)	(133)	(120)	(253)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(182)	(31)	(213)
Net earnings (loss) from continuing operations	(171)	(63)	(234)
Net earnings (loss) from discontinued operations — net of tax	190	(68)	122
Net earnings (loss)	$11	$(135)	$(124)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.04)	$(0.02)	$(0.06)
— from discontinued operations	0.04	(0.01)	0.03

Basic and diluted earnings (loss) per common share	$0.00	$(0.03)	$(0.03)

Revenues and cost of revenues

Revenues and cost of revenues were impacted by various errors related to revenue recognition, corrections to foreign exchange accounting, intercompany related items and other adjustments, including financial statement reclassifications. The net impact to revenues of the adjustments was a decrease of $79 for the three months ended March 31, 2003. The net impact to cost of revenues related to these revenue adjustments, and the other corrections was an increase of $70 for the three months ended March 31, 2003. The Second Restatement adjustments to revenues and cost of revenues related primarily to the following items:

•	incorrect application of SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition (preceded by SAB 101), or SAB 104, or AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition, or SOP 97-2, the most significant of which related to revenue that should have been deferred until title or risk of loss had passed, or products had been delivered;
•	incorrect application of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, with respect to percentage-of-completion accounting for certain long-term construction contracts; and
•	various other adjustments included corrections primarily related to an overstatement of revenues and cost of revenues as a result of two specific transactions recorded in the first quarter of 2003 which should have been recorded in 2002. In addition, other revenue recognition adjustments were made which relate to a specific contract in the Caribbean and Latin America, or CALA, region, other errors related to non-cash incentives and concessions provided to customers and other calculation errors.

Foreign exchange

As part of the plan to address a material weakness reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2003, a review of foreign exchange accounting was undertaken. The net impact to pre-tax loss was a decrease of $91 for the three months ended March 31, 2003. The significant items were as follows:

•	we re-examined the determination of the functional currency for certain entities based on the guidance under SFAS No. 52, “Foreign Currency Translation”, or SFAS No. 52. As a result, we identified four instances in which the functional currency designation of an entity was incorrect. These revisions resulted in increases or decreases to other income (expense) — net;
•	we identified two instances of incorrect treatment of significant intercompany positions. The net impact of the adjustments was an increase or decrease to other income (expense) — net, with an offset to accumulated other comprehensive loss;
•	we identified errors in the revaluation of certain foreign denominated customer financing provisions within discontinued operations, the correction of which increased other income and decreased net earnings from discontinued operations; and
•	we identified errors related to translation of foreign denominated intercompany transactions, revaluation of certain foreign denominated intercompany transactions and accounting for mark-to-market adjustments for foreign exchange contracts as required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS No. 133.

Intercompany balances

Historically, we had certain intercompany balances that did not eliminate upon consolidation, or out-of-balance positions, and provisions had been recorded accordingly. As part of the Second Restatement, we reviewed these provisions and determined that they should not have been recorded. We recorded adjustments in the appropriate periods to reverse these provisions and to correct the significant out-of-balance positions. The adjustments to reverse the provisions affected the second quarter of 2003 and periods prior to 2000. The net impact of these adjustments to correct significant out-of-balance positions was an increase of $6 to pre-tax loss for the three months ended March 31, 2003.

Special charges

As part of the Second Restatement, we re-examined the components of special charges, and recorded an increase to special charges of $28 for the three months ended March 31, 2003. We determined that certain items were either recorded in special charges in error or, although correctly recorded when originally recognized, were not adjusted in the appropriate subsequent periods for changes in estimates and/or assumptions. These items related to contract settlement costs, including real estate related items, severance and fringe benefit related costs and plant and equipment impairment costs.

Other

We recorded other adjustments primarily to correct certain accruals, provisions or other transactions, which were either initially recorded incorrectly in prior periods, or not properly released or adjusted for changes in estimates and/or assumptions in the appropriate subsequent periods. The impact of these adjustments was an increase to pre-tax loss of $7 for the three months ended March 31, 2003 and included tax and minority interests impacts of all Second Restatement adjustments.

The adjustment to income tax benefit was an increase of $8 for the three months ended March 31, 2003 primarily related to investment tax credits and taxes attributable to preferred share dividends. The adjustment to minority interests as a result of the Second Restatement adjustments was a decrease of $28 for the three months ended March 31, 2003.

Reclassifications

As a result of the restatement process, various presentation inconsistencies were identified. Adjustments were made to appropriately reflect certain items in the consolidated statement of operations. The reclassifications were made for royalty expense, gain (loss) on sale of businesses and assets and other items including certain functional spending and specific expenses.

Discontinued operations

As a result of the restatement process, we re-examined the initial provision for loss on disposal of the access solutions discontinued operations recorded in June 2001, and the subsequent activity during 2001 through 2004. We concluded that the net loss on disposal of operations recognized in the second quarter of 2001 was overstated. In addition, other adjustments were necessary to correct certain items that were either initially recorded incorrectly, or not properly released or adjusted for changes in estimates in the appropriate periods subsequent to the second quarter of 2001. The net impact of the adjustments on net earnings from discontinued operations — net of tax for the three months ended March 31, 2003 was a decrease of $68.

The adjustments consisted primarily of a decrease of approximately $90 resulting from the elimination of a gain on redemption of an investment interest due to the reversal in an earlier period of a full valuation allowance that had been recorded against the investment interest when acquired and a decrease of approximately $30 related to the revaluation of certain foreign denominated customer financing provisions, partially offset by a $33 net increase from adjustments to contingent liabilities and approximately $11 related to a gain on settlement of a sales representation agreement which had previously been recorded in continuing operations.

Material weaknesses in internal control over financial reporting identified in Second Restatement

As described above and in the “Controls and Procedures” section of this report, two material weaknesses in our internal control over financial reporting were identified at the time of the First Restatement. Over the course of the Second Restatement process, we and D&T identified a number of additional material weaknesses in our internal control over financial reporting, as further described in the “Controls and Procedures” section of this report. D&T confirmed to the Audit Committee these material weaknesses, listed below, on January 10, 2005:

•	lack of compliance with written Nortel Networks procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;
•	lack of compliance with Nortel Networks procedures for appropriately applying applicable GAAP to the initial recording of certain liabilities including those described in SFAS No. 5, “Accounting for Contingencies”, or SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;
•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to revenue transactions;
•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;
•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel Networks personnel; and
•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment; as reported in the Independent Review Summary referred to in the “Controls and Procedures” section of this report, there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

Upon completion of management’s assessment of our internal control over financial reporting as of December 31, 2004 pursuant to SOX 404, we currently expect to conclude that the first five of these six material weaknesses continue to exist at December 31, 2004. We continue to identify, develop and begin to implement remedial measures to address them, as described in the “Controls and Procedures” section of this report. See also notes 2 and 20 to the accompanying unaudited consolidated financial statements.

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

Personnel actions

In connection with the Independent Review, we have, among other actions, terminated for cause:

•	our former president and chief executive officer, former chief financial officer and former controller in April 2004 (the former chief financial officer and former controller having been placed on paid leaves of absence in March 2004); and
•	seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic regions in August 2004.

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

EDC Support Facility

The delayed filing of the Reports with the SEC, the trustees under our and NNL’s public debt indentures and Export Development Canada, or EDC, gave EDC the right to (i) terminate its commitments under the $750 EDC support facility, or the EDC Support Facility, relating to certain of our performance related obligations arising out of normal course business activities and (ii) exercise certain rights against the collateral pledged under related security agreements or require NNL to cash collateralize all existing support. NNL has obtained waivers from EDC with respect to these and related matters to permit continued access to the EDC Support Facility in accordance with its terms while we complete our filing obligations with respect to the Reports. The current waiver will expire on February 15, 2005. The waivers have also applied to certain additional breaches under the EDC Support Facility relating to the delayed filings and the restatements and revisions to our and NNL’s prior financial results, or the Related Breaches. In connection with such waivers, EDC reclassified the previously committed $300 revolving small bond sub-facility of the EDC Support Facility as uncommitted support during the waiver period. The $300 revolving small bond facility will not become committed support until all of the Reports have been filed with the SEC and NNL obtains a permanent waiver of the Related Breaches.

If we and NNL have not filed all of the Reports by February 15, 2005, EDC will have the right, on such date, (absent a further waiver in relation to the delayed filings and the Related Breaches), to (i) terminate the EDC Support Facility and (ii) exercise certain rights against collateral or require NNL to cash collaterize all existing support.

In addition, the Related Breaches will continue beyond the filing of the Reports. Accordingly, EDC will have the right (absent a further waiver of the Related Breaches) beginning on February 15, 2005 to terminate or suspend the EDC Support Facility or exercise certain rights against collateral notwithstanding the filing of the Reports. While NNL is seeking a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that NNL will receive any waiver or as to the terms of any such waiver.

As of January 21, 2005, approximately $292 of outstanding support under the EDC Support Facility was outstanding, $208 of which was outstanding under the revolving small bond sub-facility. See “Available support facility” and “Risk factors/ forward looking statements”.

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

As a result of the termination of the Five Year Facilities, certain foreign security agreements entered into by NNL and various of its subsidiaries, under which shares of certain subsidiaries of NNL incorporated outside of the U.S. and Canada were pledged in favor of the banks under the Five Year Facilities, EDC and the holders of our and NNL’s outstanding public debt securities, also terminated in accordance with their terms (see note 20 of the accompanying unaudited consolidated financial statements). In addition, the guarantees by certain subsidiaries of NNL incorporated outside of the U.S. and Canada terminated in accordance with their terms. Security agreements remain in place under which substantially all of the assets of NNL located in the U.S. and Canada and those of most of its U.S. and Canadian subsidiaries, including the shares of certain of NNL’s U.S. and Canadian subsidiaries, are pledged in favor of EDC and the holders of our and NNL’s outstanding public debt securities. In addition, the guarantees by certain of NNL’s wholly owned subsidiaries, including NNI, most of NNL’s Canadian subsidiaries, Nortel Networks (Asia) Limited, Nortel Networks (Ireland) Limited and Nortel Networks U.K. Limited, of NNL’s obligations under the EDC Support Facility and our and NNL’s outstanding public debt securities, remain in place. See “Liquidity and capital resources”.

Debt securities

As a result of the delay in filing the Reports, we and NNL have not been in compliance with our obligations to deliver the Reports to the trustees under our and NNL’s public debt indentures. As of December 31, 2004, approximately $1,800 of notes of NNL (or its subsidiaries) and $1,800 of our convertible debt securities were outstanding.

These delays have not resulted in an automatic event of default and acceleration of the outstanding long-term debt and such default and acceleration cannot occur unless notice by holders of at least 25% of the outstanding principal amount of any relevant series of debt securities of such non-compliance is provided to us or NNL, as applicable, and we or NNL, as applicable, fail to file and deliver the relevant Report within 90 days after such notice is provided, all in accordance with the terms of the indentures. While such notice could have been given at any time after March 30, 2004, neither we nor NNL has received a notice to the date of this report. After filing the 2003 Annual Reports and our and NNL’s Quarterly Reports on Form 10-Q for the first and second quarters of 2004, as a result of the continuing delay in filing our and NNL’s Quarterly Reports on Form 10-Q for the third quarter of 2004, or the Third Quarter Reports, we and NNL continue not to be in compliance with our obligations under our and NNL’s public debt indentures, as described above. If notice were given, we believe that it is probable that we would file and deliver the Third Quarter Reports within 90 days of receipt of such a notice. In the unlikely event that acceleration of our debt securities were to occur, we may be unable to meet our payment obligations.

As previously reported, based on publicly available information as of January 10, 2005, we have reason to believe that more than 25% of the outstanding principal amount of the $150 of 7.875% notes due June 2026 issued by a subsidiary of NNL and guaranteed by NNL are held by one holder, or a group of related holders. Other than with respect to that series of debt securities, based on such publicly available information, neither we nor NNL are aware of any holder, or group of related holders, that holds at least 25% of the outstanding principal amount of any relevant series of debt securities. However, based on such publicly available information, we have reason to believe that there is sufficient concentration among holders of the $150 of 7.40% notes due June 2006 issued by NNL that the acquisition of a relatively small additional amount of these notes by certain holders could result in a holder or a group of related holders holding 25% or more of the outstanding principal amount of these notes. See “Liquidity and capital resources” and “Risk factors/forward looking statements”.

Shelf registration statement

Owing to the delayed filing of the Reports, we are currently unable to use, in its current form, the remaining approximately $800 of capacity under our shelf registration statement filed with the SEC for various types of securities. See “Liquidity and capital resources” and “Risk factors/ forward looking statements”.

Credit ratings

On April 28, 2004, Standard & Poor’s, or S&P, downgraded its ratings on NNL, including its long-term corporate credit ratings from “B” to “B-” and its preferred shares rating from “CCC” to “CCC-”. At the same time, it revised its outlook to developing from negative. On April 28, 2004, Moody’s Investors Service, Inc., or Moody’s, changed its outlook to potential downgrade from uncertain. See “Credit ratings” and “Risk factors/ forward looking statements”.

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

In addition, numerous class action complaints have been filed against Nortel Networks, including class action complaints under the Employee Retirement Income Security Act, or ERISA. In addition, a derivative action complaint has been filed against Nortel Networks. These pending civil litigation actions and regulatory and criminal investigations are significant and if decided against us, could materially adversely affect our results of operations, financial condition and liquidity by requiring us to pay substantial judgments, settlements, fines or other penalties. See “Liquidity and capital resources”, “Legal proceedings” and “Risk factors/forward looking statements”.

On May 31, 2004, the OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in the securities of Nortel Networks Corporation and NNL. This order will remain in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNL pursuant to Ontario securities laws.

We and NNL continue to provide periodic updates to the NYSE and the TSX concerning our and NNL’s delay in filing certain of the Reports. The NYSE granted us and NNL an extension of up to March 31, 2005 to file our 2003 Annual Reports, during which the Nortel Networks Corporation common shares and our and NNL’s other securities would remain listed on the NYSE, and we and NNL filed the 2003 Annual Reports in January 2005. To the date of this report, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of Nortel Networks Corporation common shares or other of our or NNL’s listed securities. The commencement of any suspension or delisting procedure by either exchange remains, at all times, at the discretion of such exchange, and would be publicly announced by the exchange. See “Risk factors/forward looking statements”.

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

Other business developments

Customer financing commitments

During the three months ended March 31, 2004 and 2003, we reduced our undrawn customer financing commitments by $114 and $148, respectively, primarily as a result of the expiration or cancellation of commitments and changing customer business plans. As of March 31, 2004, all undrawn commitments were available for funding under the terms of our financing agreements. For additional information, see “Customer financing”.

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

Directory and operator services business

On August 2, 2004, we completed the contribution of certain assets and liabilities of our directory and operator services, or DOS, business to VoltDelta Resources LLC, or VoltDelta, a wholly owned subsidiary of Volt Information Sciences, Inc., or VIS, in return for a 24% interest in VoltDelta. After a period of two years, we and VIS each have an option to cause us to sell our VoltDelta shares to VIS for proceeds ranging from $25 to $70. As a result of this transaction, approximately 160 of our DOS employees in North America and Mexico joined VoltDelta. We recorded a gain on sale of businesses and assets of approximately $50 in the third quarter of 2004.

Bharat Sanchar Nigram Limited contract

In August 2004, we entered into a contract with Bharat Sanchar Nigram Limited to establish a wireless network in India. Our commitments to date for orders received under this contract have resulted in an estimated project loss of approximately $150, which has been recorded in the third quarter of 2004.

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

Joint Ventures

On January 20, 2005, we signed a Joint Venture Framework Agreement with China Putian Corporation to establish a joint venture for R&D, manufacture and sale of third generation (3G) mobile telecommunications equipment and products to customers in China. We expect to have a definitive joint venture agreement by June 30, 2005. We anticipate that we will own 49% of the joint venture and China Putian will own 51%.

On January 23, 2005, we signed a Memorandum of Understanding with LG Electronics to establish a joint venture for providing high quality, leading edge telecommunications equipment and networking solutions to Korea and other markets globally. The proposed joint venture is subject to execution of a definitive agreement. We expect to complete this transaction in the second quarter of 2005. We anticipate that we will own 50% plus one share of the joint venture.

Results of operations — continuing operations

Segment revenues

The following table summarizes our revenues for the three months ended March 31, 2004 and 2003, respectively, by segment:

	For the three months ended March 31,
	2004	2003	$ Change	% Change

Wireless Networks	$1,225	$869	$356	41
Enterprise Networks	534	588	(54)	(9)
Wireline Networks	439	515	(76)	(15)
Optical Networks	245	317	(72)	(23)
Other (a)	1	9	(8)	(89)

Consolidated	$2,444	$2,298	$146	6

(a)	“Other” represented miscellaneous business activities and corporate functions.

Geographic revenues

The following table summarizes our geographic revenues based on the location of the customer:

	For the three months ended March 31,
	2004	2003	$ Change	% Change

United States	$1,217	$1,163	$54	5
EMEA (a)	596	579	17	3
Canada	154	131	23	18
Asia Pacific	347	303	44	15
CALA (b)	130	122	8	7

Consolidated	$2,444	$2,298	$146	6

(a)	The Europe, Middle East and Africa region, or EMEA.
(b)	The Caribbean and Latin America region, or CALA.

Consolidated revenues

The following chart summarizes our recent quarterly revenues:

Q1 2004 vs. Q1 2003

Our consolidated revenues increased 6% in the first quarter of 2004 compared to the first quarter of 2003. Revenues in Wireline Networks, Optical Networks and Enterprise Networks decreased by 15%, 23% and 9%, respectively, while revenues in Wireless Networks increased by 41%. Wireless Networks revenues increased substantially as a result of increased spending by our wireless service provider customers on our Universal Mobile Telecommunications Systems, or UMTS, Global System for Mobile Communications, or GSM, and Code Division Multiple Access, or CDMA, technologies. Our Wireless Networks business benefited from new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services. Declines in other segments were primarily due to continued capital spending restrictions experienced by our wireline and optical service providers and pricing and competitive pricing pressures on certain Enterprise Networks data networking products. Customer spending remained cautious, with many of our customers realigning capital spending with their current levels of revenues and profits in order to maximize their return on invested capital. Many customers continued to focus on conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks. Also, excess network capacity and competition continued to exist in the industry which led to continued pricing pressures on the sale of certain of our products.

From a geographic perspective, the 6% increase in revenues in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to a:

•	5% increase in revenues in the U.S. primarily due to the upgrading of CDMA networks in the region to higher data speeds and GSM network expansion that has been tied to increased subscriber demand. The increase was partially offset by continued capital spending restrictions experienced by wireline and optical service providers and pricing and competitive pricing pressures on certain Enterprise Networks data networking products.
•	15% increase in revenues in Asia Pacific primarily due to new GSM contracts with certain service providers and CDMA network upgrades, which was partially offset by increased competition and reductions in capital spending for Optical Networks products in the region;
•	18% increase in revenues in Canada primarily due to GSM contracts with certain service providers in response to increased subscriber demand; and
•	3% increase in revenues in EMEA primarily due to new GSM and UMTS contracts with certain service providers which was partially offset by continued capital spending restrictions experienced by wireline service providers and decreased product volumes experienced with Enterprise Networks channel partners.

Q1 2004 vs. Q4 2003

Our consolidated revenues decreased 25% in the first quarter of 2004 compared to the fourth quarter of 2003. The substantial declines in Enterprise Networks, Wireline Networks and Optical Networks revenues and the significant decline in Wireless Networks revenues were due to typical industry seasonality declines in all business segments, extended Wireline Networks product acceptance timelines and decreased product volumes with Enterprise Networks channel partners. Also, in the fourth quarter of 2003, we experienced an increase in revenues associated with our traditional circuit switching and interactive voice response products primarily due to the release of key software including Succession 3.0. The general availability of this software in the fourth quarter of 2003 triggered the recognition of approximately $300 of associated revenues deferred from prior periods.

From a geographic perspective, the 25% decline in revenues in the first quarter of 2004 compared to the fourth quarter of 2003 was primarily due to a:

•	37% decrease in revenues in the U.S. primarily due to seasonality typically associated with the first quarter of our fiscal year, certain service provider customers completing their network expansions, recognition of previously deferred revenue relating to the general availability of Succession 3.0 in the fourth quarter of 2003 and declines in traditional circuit switching volumes with certain of our large channel partners; and
•	13% decrease in revenues in EMEA and 22% decrease in revenues in Canada primarily due to seasonality; partially offset by
•	10% increase in revenues in Asia Pacific primarily resulting from new service provider contracts in the region.

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

Spending in these areas of our business has been partially offset by customers limiting their investment in mature technologies as they focus on maximizing return on investment capital. In addition, we have continued to experience pricing pressures on sales of certain of our products as a result of increased competition particularly from low cost suppliers. Further, while customer support generally remains strong, we believe the ongoing restatement activities and the internal restructuring and realignment programs initiated in August 2004 adversely impacted business performance in 2004.

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

Wireless Networks revenues

The following chart summarizes recent quarterly revenues for Wireless Networks:

Q1 2004 vs. Q1 2003

Wireless Networks revenues increased 41% in the first quarter of 2004 compared to the first quarter of 2003 due to increased spending by our wireless service provider customers on our UMTS, GSM and CDMA technologies. We benefited from new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services.

CDMA revenues increased substantially in the first quarter of 2004 compared to the first quarter of 2003 due to a significant increase in the U.S. and a substantial increase in Asia Pacific. In the U.S. our customers expanded and upgraded their existing networks to accommodate higher data speeds. In Asia Pacific, CDMA revenues increased substantially primarily due to new contracts with certain service provider customers and other customers expanding their existing networks to meet increased subscriber demand. These increases in revenues were partially offset by a substantial CDMA revenue decline in EMEA primarily due to the completion of key customer network deployments during the first quarter of 2003.

Time Division Multiple Access, or TDMA, revenues declined substantially in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the ongoing transition to newer wireless technologies. The substantial decline was primarily due to customers in the U.S. and CALA continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. In the first quarter of 2004, TDMA revenues accounted for approximately 2% of total Wireless Networks revenues compared to 10% in the first quarter of 2003.

GSM revenues increased substantially in the first quarter of 2004 compared to the first quarter of 2003. The substantial increase was due to substantial increased revenues across all regions primarily related to accelerated network expansions with certain service providers expanding their existing networks to meet increased subscriber demand and new contracts with certain service providers.

UMTS revenues increased substantially in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the continued transition to this next generation technology in EMEA and the U.S.

From a geographic perspective, the 41% increase in Wireless Networks revenues in the first quarter of 2004 compared to the same period in 2003 was primarily due to a 28% increase in revenues in the U.S., a 135% increase in revenues in Asia

Pacific, a 41% increase in revenues in EMEA and a 113% increase in revenues in Canada primarily due to new contracts with certain service provider customers and other customers expanding or enhancing their existing networks to meet increased subscriber demand and in the U.S., customers expanding and upgrading their existing networks to accommodate higher data speeds.

Q1 2004 vs. Q4 2003

Wireless Networks revenues decreased 15% in the first quarter of 2004 compared to the fourth quarter of 2003 due to substantial declines in CDMA and TDMA revenues and a significant reduction in UMTS revenues and moderately lower GSM revenues. The substantial decline in CDMA revenues and modest decline in GSM revenues were primarily due to seasonality typically associated with the first quarter of our fiscal year as well as certain service provider customers completing their network expansions in 2003. The substantial decline in TDMA revenues was primarily due to customers in the U.S. continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. The significant reduction in UMTS revenues was mainly due to a slowdown in deployment by certain service provider customers.

From a geographic perspective, the 15% decrease in Wireless Networks revenues in the first quarter of 2004 compared to the fourth quarter in 2003 was primarily due to a 25% decrease in revenues in the U.S., 11% decline in EMEA and 12% decline in Canada, partially offset by a 31% increase in revenues in Asia Pacific. The decreases in the U.S. and EMEA were mainly related to seasonality typically associated with the first quarter of our fiscal year as well as certain service provider customers completing their network expansions in the fourth quarter of 2003. The increase in Asia Pacific was primarily due to new contracts with certain service provider customers.

2004 and 2005

During 2004, Wireless Networks revenues continued to be primarily generated by sales of CDMA and GSM technologies. Also, revenues associated with our TDMA technology continued to decline in 2004 compared to 2003 due to the continued transition to newer wireless technologies. Regarding our UMTS technology, revenues have grown compared to 2003 as a result of contracts announced in the second half of 2003 and in 2004 and the continued transition to this next generation technology. We expect a growing percentage of our Wireless Networks revenues to come from our UMTS technology. While we have seen encouraging indicators in certain areas of the wireless market, we can provide no assurance that these growth areas that have begun to emerge will continue in the future.

Enterprise Networks revenues

The following chart summarizes recent quarterly revenues for Enterprise Networks:

Q1 2004 vs. Q1 2003

Enterprise Networks revenues declined 9% in the first quarter of 2004 compared to the first quarter of 2003 primarily due to a significant decline in the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment remained essentially flat in the first quarter of 2004 compared to the same period in 2003. We experienced a reduction in revenues associated with our traditional circuit switching products primarily due to the continued evolution towards Internet Protocol, or IP, telephony solutions. Revenue declines in our traditional circuit switching were partially offset by a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions.

Revenues associated with the data networking and security portion of this segment decreased significantly in the first quarter of 2004 compared to the first quarter of 2003. The significant decrease in revenues was primarily due to a decline in sales of our legacy routing portfolio and associated declines in new service contracts and service contract renewals. We also experienced a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition. These declines were partially offset by growth in revenues of certain new data products.

From a geographic perspective, the 9% decline in Enterprise Networks revenues in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to a:

•	8% decline in revenues in the U.S. primarily due to a decline in volume of our traditional circuit switching products, pricing and competitive pressures on certain of our data products and a reduction in the number of new service contracts and service contract renewals;
•	10% decline in revenues in EMEA primarily due to pricing and competitive pressures on certain data networking products and continuing economic uncertainty in the region; and
•	19% decline in revenues in Asia Pacific primarily due to a reduction in our traditional circuit switching products.

Q1 2004 vs. Q4 2003

Enterprise Networks revenues declined 43% in the first quarter of 2004 compared to the fourth quarter of 2003 due to a substantial decline in the circuit and packet voice portion of this segment and a decline in the data networking and security portion of this segment. Traditional circuit switching product revenues declined substantially primarily due to the continued evolution towards IP telephony solutions. In the fourth quarter of 2003, we experienced an increase in revenues associated with our traditional circuit switching and interactive voice response products primarily due to the release of key software including Succession 3.0. The general availability of this software in the fourth quarter of 2003 triggered the recognition of approximately $300 of associated revenues deferred from prior periods. Many of the software programs that caused the deferrals ended in the fourth quarter of 2003 resulting in the release of the remaining deferral during that period. Our legacy routing portfolio and associated new service contracts and service contract renewals also decreased due to pricing and competitive pressures as well as product constraints. Additionally, security products experienced unusually high seasonal volumes in the fourth quarter of 2003, which were not repeated in the first quarter of 2004.

From a geographic perspective, the 43% decline in Enterprise Networks revenues in the first quarter of 2004 compared to the fourth quarter of 2003 was primarily due to a 60% decline in the U.S., a 9% decline in EMEA and a 16% decline in Canada. The declines in the U.S. and Canada were primarily due to declines in traditional circuit switching volumes with certain of our large U.S. channel partners, pricing and competitive pressures on certain of our data products, reduction in the number of new service contracts and service contract renewals and the recognition of previously deferred revenues relating to the release of certain software including the general availability of Succession 3.0 in the fourth quarter of 2003. The decline in revenue in EMEA was primarily due to pricing and competitive pressures on certain data networking products and continuing economic uncertainty in the region.

2004 and 2005

During 2004, our Enterprise Networks customers continued to increase the deployment of voice over packet technologies in their communications networks. We expect that data, voice and multimedia communications will continue to converge, and enterprises will look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs. Also, we anticipate that demand will continue to decline for our traditional circuit switching products, however, it is difficult to determine the extent to which future declines in demand will occur as a result of the migration to voice over packet technologies. In 2005, we are focused on increasing our market presence with enterprise customers. In particular, we are focusing on leading enterprise customers with high performance networking needs. While we have seen encouraging indicators in certain parts of the enterprise market, we can provide no assurance that the growth areas that have begun to emerge will continue in the future.

Wireline Networks revenues

The following chart summarizes recent quarterly revenues for Wireline Networks:

Q1 2004 vs. Q1 2003

Wireline Networks revenues declined 15% in the first quarter of 2004 compared to the first quarter of 2003 due to a decline in the circuit and packet voice portion of this segment and a substantial decline in the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment decreased primarily due to a significant decline in our traditional circuit switching product revenues primarily due to the continued capital spending restrictions by service providers of these mature products and also uncertainty related to the impact of the Federal Communications Commission, or FCC, decision regarding the regulation of the availability of unbundled network elements, or UNEs, released on August 21, 2003 and subsequent judicial review and FCC reconsideration of the decision.

Revenues from the data networking and security portion of this segment decreased substantially in the first quarter of 2004 compared to the first quarter of 2003 primarily due to substantial declines in EMEA and the U.S. In these regions, we experienced a decline in demand for our mature products primarily due to service providers continuing to reduce their capital expenditures in this area. Additionally, pricing pressure has driven a portion of the revenue decline in these regions as certain customer contracts were renegotiated in the period.

From a geographic perspective, the 15% decline in Wireline Networks revenues in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to a:

•	23% decline in revenues in the U.S. primarily due to the continued decline in legacy products in both circuit and packet voice and data networking and security;
•	10% decline in revenues in EMEA primarily due to a decline in demand for our mature data products; and
•	7% decline in revenues in Asia Pacific due to low demand for both mature circuit and next generation packet voice solutions; partially offset by
•	56% increase in revenues in CALA primarily due to demand for both mature and next generation packet voice solutions.

Q1 2004 vs. Q4 2003

Wireline Networks revenues declined 23% in the first quarter of 2004 compared to the fourth quarter of 2003 due to substantial declines in the data networking and security portion of this segment and the circuit and packet voice portion of this segment. These declines were primarily due to incremental fourth quarter spending by certain service provider customers as well as the seasonality factors that are traditionally associated with the first quarter of our fiscal year. Also, packet voice product revenues declined sequentially due to typical high levels of fourth quarter spending by our North American carrier customers.

From a geographic perspective, the 23% decline in Wireline Networks revenues in the first quarter of 2004 compared to the fourth quarter of 2003 was primarily due to a 27% decline in the U.S., a 15% decline in EMEA and a 41% decline in Canada. These declines were primarily due to the factors mentioned above.

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

Optical Networks revenues

The following chart summarizes recent quarterly revenues for Optical Networks:

Q1 2004 vs. Q1 2003

Optical Networks revenues declined 23% in the first quarter of 2004 compared to the first quarter of 2003 due to a substantial decline in the long-haul portion of this segment.

Revenues in the long-haul portion of this segment declined significantly in CALA and declined substantially across all other regions primarily due to capital spending restrictions as customers completed their network expansions in 2003. Globally, service providers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. In addition, significant excess inventories continued to exist in this portion of the segment which resulted in ongoing pricing pressures across all regions.

Revenues in the metro optical portion of this segment increased significantly in the first quarter of 2004 compared to the first quarter of 2003. The significant increase in revenues was primarily due to a substantial increase in the U.S. primarily related to certain service provider customers upgrading and expanding their regional networks.

From a geographic perspective, the 23% decline in Optical Networks revenues in the first quarter of 2004 compared to the same period in 2003 was primarily due to a:

•	51% decline in revenues in Asia Pacific primarily due to increased competition and reductions in capital spending for optical products; and
•	24% decline in revenues in EMEA primarily related to the completion of certain long-haul network build-outs and other one-time shipments to certain customers in the first quarter of 2003.

Q1 2004 vs. Q4 2003

Optical Networks revenues declined 22% in the first quarter of 2004 compared to the fourth quarter of 2003. The decline was primarily the result of a substantial decline in the long-haul portion of this segment and a significant decline in the metro optical portion of this segment. These declines were primarily due to certain one-time shipments in the fourth quarter of 2003 that were not repeated in the first quarter of 2004.

From a geographic perspective, the 22% decline in Optical Networks revenues in the first quarter of 2004 compared to the fourth quarter of 2003 was primarily due to a 31% decline in the U.S. and a 24% decline in EMEA. The declines in both regions were primarily due to one-time shipments to certain customers in the fourth quarter of 2003 that were not repeated in the first quarter of 2003.

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

Gross profit and gross margin

	For the three months ended March 31,
	2004	2003	$ Change	% Change

Gross profit	$1,053	$895	$158	18
Gross margin	43.1%	38.9%	4.2 pts

Gross margin improved 4.2 percentage points in the first quarter of 2004 compared to the first quarter of 2003 primarily due to:

•	continued improvements in our cost structure primarily as a result of favorable supplier pricing; partially offset by
•	changes in product mix mainly related to decreased volumes of certain products with higher margins; and
•	pricing pressures on certain of our products.

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

Segment gross profit and gross margin

Wireless Networks

Wireless Networks gross margin improved by approximately 4.7 percentage points in the first quarter of 2004 compared to the first quarter of 2003 primarily due to:

•	changes in product mix mainly related to increased volumes of certain products with higher margins;
•	improvements in our product costs primarily as a result of favorable materials pricing; and
•	improvements in other operations related costs; partially offset by
•	reductions in the selling price of certain products as a result of increased competition for service provider customers; and
•	an increase in contract-related costs including customer trials.

Enterprise Networks

Enterprise Networks gross margin improved by approximately 0.1 percentage points in the first quarter of 2004 compared to the first quarter of 2003 primarily due to:

•	improvements in our product costs primarily as a result of favorable material pricing; partially offset by
•	reductions in the selling price of certain of our products in 2003 as a result of increased competition for enterprise customers.

Wireline Networks

Wireline Networks gross margin improved by approximately 2.4 percentage points in the first quarter of 2004 compared to the first quarter of 2003 primarily due to improvements in our cost structure as a result of favorable supplier pricing and design improvements.

Optical Networks

Optical Networks gross margin improved by approximately 3.1 percentage points in the first quarter of 2004 compared to the first quarter of 2003 primarily due to:

•	changes in product mix mainly related to increased volumes in the metro optical portion of this segment; and
•	reductions in operations related costs mainly in the U.S., Canada and EMEA.

Operating expenses

Selling, general and administrative expense

	For the three months ended March 31,
	2004	2003	$ Change	% Change

SG&A expense	$542	$490	$52	11
As % of revenues	22.2%	21.3%	0.9 pts

SG&A expense increased $52 in the first quarter of 2004 compared to the first quarter of 2003 primarily due to:

•	an increase in expense related to our stock-based compensation plans, including restricted stock unit and stock option programs;
•	significant unfavorable foreign exchange impacts associated with the Canadian dollar, euro and British pound; and
•	net trade and customer financing receivable recoveries of $2 in the first quarter of 2004 compared to a recovery of $17 in the first quarter of 2003. Recoveries were higher in 2003 as a result of favorable settlements related to the sale or restructuring of various receivables and net recoveries on other trade and customer financing receivables due to subsequent collections for amounts exceeding our original estimates of net recovery; partially offset by
•	the continued impact of our workforce reductions and associated reductions in other related costs such as information services and real estate in the first quarter of 2003 that was not repeated in the first quarter of 2004.

Overall in 2004, we expect increased SG&A expense compared to 2003 primarily as a result of net trade and customer financing receivable recoveries of $180 that were included in our SG&A expense in 2003 that are not expected to be repeated at the same levels in 2004, negative foreign exchange impacts, increases in our stock-based compensation programs and costs of approximately $115 related to our restatement activities. Although we expect increased SG&A expense in 2004 compared to 2003, through the implementation of our strategic plan, we expect to reduce operating expenses (both SG&A and R&D expense) to 35% of revenues or lower on an annualized basis in 2005. See “Business overview — Our strategic plan and outlook”.

Segment selling, general and administrative expense

Wireless Networks

Wireless Networks SG&A expense increased substantially in the first quarter of 2004 compared to the first quarter of 2003 primarily due to:

•	increases in employee related expenses and unfavorable foreign exchange rate impacts; and
•	net trade and customer financing receivable recoveries in the first quarter of 2003 not repeated in 2004.

Enterprise Networks

Enterprise Networks SG&A expense remained essentially flat in the first quarter of 2004 compared to the first quarter of 2003 primarily due to:

•	the continued impact of our workforce reductions, primarily in the U.S. and Canada, and associated reductions in other related costs such as information services and real estate; partially offset by
•	unfavorable foreign exchange rate impacts.

Wireline Networks

Wireline Networks SG&A expense decreased modestly in the first quarter of 2004 compared to the first quarter of 2003 primarily due to net trade receivable provisioning in the first quarter of 2003 not repeated in 2004.

Optical Networks

Optical Networks SG&A expense decreased significantly in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate.

Research and development expense

	For the three months ended March 31,
	2004	2003	$ Change	% Change

R&D expense	$471	$477	$(6)	(1)
As % of revenues	19.3%	20.8%	(1.5 pts)

R&D expense was relatively flat in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the continued impact of our workforce reductions partially offset by unfavorable foreign exchange impacts.

Our continued strategic investments in R&D are aligned with technology leadership in anticipated growth areas. We maintained a technology focus and commitment to invest in new innovative solutions where we believed we would achieve the greatest future benefit from this investment. As a result, our R&D expense as a percentage of our consolidated revenues remained relatively flat at 19.3% in the first quarter of 2004 compared to 20.8% in the first quarter of 2003.

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

Segment research and development expense

Wireless Networks

Wireless Networks R&D expense increased slightly in the first quarter of 2004 compared to the first quarter of 2003 primarily due to:

•	continued investment in the development of new CDMA products;
•	acceleration of programs to increase the feature content in GSM product offerings; and
•	unfavorable foreign exchange impacts associated with the Canadian dollar and euro.

Enterprise Networks

Enterprise Networks R&D expense decreased slightly in the first quarter of 2004 compared to the first quarter of 2003 primarily due to:

•	effectively prioritizing our investment in our data products and increased outsourcing activity; partially offset by
•	unfavorable foreign exchange impacts associated with the Canadian dollar; and
•	acceleration of IP portfolio R&D programs.

Wireline Networks

Wireline Networks R&D expense increased in the first quarter of 2004 compared to the first quarter of 2003 primarily due to:

•	continued investment in the development of new voice and data products;
•	accelerated development of certain new products; and
•	unfavorable foreign exchange rate impacts associated with the Canadian dollar.

Optical Networks

Optical Networks R&D expense decreased substantially in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business.

Segment contribution margin

	For the three months ended March 31,
	2004	2003	$ Change	% Change

Wireless Networks	$447	$272	$175	64
Enterprise Networks	81	106	(25)	(24)
Wireline Networks	111	129	(18)	(14)
Optical Networks	2	–	2	–
Other	(130)	(102)	(28)	(27)

Total	$511	$405	$106	26

As a result of the gross margin and SG&A expense changes discussed above, our total segment contribution margin improved by $106 in the first quarter of 2004 compared to the first quarter of 2003. See “Segment information” in note 5 of the accompanying unaudited consolidated financial statements.

Segment Management EBT

	For the three months ended March 31,
	2004	2003	$ Change	% Change

Wireless Networks	$221	$50	$171	342
Enterprise Networks	17	38	(21)	(55)
Wireline Networks	(5)	38	(43)	(113)
Optical Networks	(53)	(55)	2	4
Other	(121)	(150)	29	19

Total	$59	$(79)	$138	175

The changes in segment Management EBT are a result of the gross margin, SG&A expense and R&D expense changes discussed above. See “Segment information” in note 5 of the accompanying unaudited consolidated financial statements for a reconciliation of segment Management EBT to net earnings (loss) from continuing operations.

Amortization of intangibles

The amortization of acquired technology and other was $3 in the first quarter of 2004 compared to $33 in the first quarter of 2003. This primarily reflected the charge related to the acquisition of Alteon WebSystems, Inc., or Alteon. The remaining net carrying value of acquired technology related to Alteon was fully amortized in the third quarter of 2003.

Deferred stock option compensation

For acquisitions completed subsequent to July 1, 2000, we were required to allocate a portion of the purchase price to deferred compensation related to unvested stock options held by employees of the acquired companies. This deferred compensation was amortized to net earnings (loss) based on the graded vesting schedule of the stock option awards.

There was no deferred stock option compensation in the first quarter of 2004 compared to an expense of $9 in the first quarter of 2003. The decrease was primarily due to the completion of the deferred compensation amortization associated with certain employees’ stock option vesting periods and the cancellation of unvested stock options that were held by employees whose employment was terminated.

As deferred stock option compensation was fully amortized as of December 31, 2003, we expect that deferred stock option compensation will be nil for the remainder of 2004.

Special charges

During the three months ended March 31, 2004, we continued to implement our restructuring work plan initiated in 2001. In addition, as described below, certain exit activities initiated in 2003 were continued. Special charges recorded from January 1, 2004 to March 31, 2004 were as follows:

		Contract
		settlement
	Workforce	and lease
	reduction	costs	Total

Provision balance as of December 31, 2003(a)	$64	$456	$520
Other special charges	6	–	6
Revisions to prior accruals	–	1	1
Cash drawdowns	(27)	(57)	(84)
Non-cash drawdowns	–	–	–
Foreign exchange and other adjustments	–	6	6

Provision balance as of March 31, 2004(a)	$43	$406	$449

(a)	As of March 31, 2004 and December 31, 2003, the short-term provision balance was $161 and $206, respectively, and the long-term provision balance was $288 and $314, respectively (which was included in long-term provisions, as a component of other liabilities).

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

In the first quarter of 2004, we recorded special charges of $7, which included revisions of $1 related to prior accruals.

Workforce reduction charges of $6 related to the cost of severance and benefits associated with approximately 80 employees notified of termination during the three months ended March 31, 2004 which related entirely to Optical Networks. During the three months ended March 31, 2004, the workforce reduction provision balance was drawn down by cash payments of $27. The remaining provision is expected to be substantially drawn down by the end of 2004.

No new contract settlement and lease costs were incurred during the period. Revisions to prior accruals for contract settlement and lease cost estimates of $1 were identified for the three months ended March 31, 2004. During the three months ended March 31, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $57. The remaining provision, net of approximately $313 in estimated sublease revenue, is expected to be substantially drawn down by the end of 2013.

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

Other income (expense) — net

In the first quarter of 2004, other income — net was $86 which primarily included:

•	a gain of $18 related to the sale of our remaining 7 million common shares of Entrust;
•	interest income of $14 on our short-term investments;
•	$23 related to the gain on prepaid equity forward purchase contracts that were entered into in connection with the issuance of restricted stock units;
•	dividend income of $5 on our short-term investments; and
•	a gain of $13 related to the sale of Arris Group, Inc., or Arris Group, shares. For additional information on our investment in Arris Group see “Results of operations — discontinued operations”.

In the first quarter of 2003, other income — net was $94, which primarily included:

•	interest income of $15 on our short-term investments;
•	foreign exchange gains of $88 primarily related to day-to-day transactional activities; and
•	a payment of $25 received from a settlement related to intellectual property use; partially offset by
•	adjustments to various sales tax reserves of $30.

Interest expense

Interest expense decreased $2 in the first quarter of 2004 compared to the first quarter of 2003 primarily due to a reduction in the outstanding balances of our notes payable and long-term debt.

Our quarterly interest expense in the first quarter of 2004 and the second quarter of 2004 was $52 and $50, respectively. We expect that the quarterly interest expense for the remainder of 2004 will remain at similar levels.

Income tax benefit (expense)

In the first quarter of 2004, we recorded a tax benefit of $9 on pre-tax earnings of $64 from continuing operations before minority interests and equity in net loss of associated companies. This tax benefit resulted from the settlement of certain tax audits partially offset by the draw down of our deferred tax assets and current income tax provisions in certain taxable jurisdictions and various corporate minimum related income taxes.

In the first quarter of 2003, we recorded a tax benefit of $26 on a pre-tax loss of $213 from continuing operations before minority interests and equity in net loss of associated companies. The income tax benefit was attributed to the utilization of a portion of the current period’s operating losses against the income earned in discontinued operations.

As of March 31, 2004, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Our valuation allowance is primarily attributed to ongoing industry concerns. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual cash results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of critical accounting estimates — Tax asset valuation”.

Net earnings (loss) from continuing operations

As a result of the items discussed above under “Results of operations — continuing operations”, net earnings from continuing operations were $58 in the first quarter of 2004. This amount represented an improvement of $292 compared to our net loss from continuing operations of $234 in the first quarter of 2003.

Results of operations — discontinued operations

As of December 31, 2003, we had substantially completed the wind-down of our access solutions operations.

In the first quarter of 2004, there was almost no activity in discontinued operations and we recorded net earnings from discontinued operations (net of tax) of $1.

In the first quarter of 2003, we recorded $122 in net earnings from discontinued operations (net of tax), primarily related to the following activity:

•	a gain of $12 on March 24, 2003 from the sale of 8 million common shares of Arris Group, back to Arris Group for cash consideration of $28 pursuant to a March 11, 2003 agreement. In addition, on March 18, 2003, we assigned our membership interest in Arris Interactive LLC, or Arris, to ANTEC Corporation, an Arris Group company, for cash consideration of $88, resulting in a loss of $2. Also in connection with these transactions, we received $11 upon the settlement of a sales representation agreement with Arris Group and recorded a gain of $11. Following the March 2003 transactions, we reduced our interest in Arris Group to 18.8 percent, and ceased equity accounting for the investment. As a result, we reclassified our remaining ownership interest in Arris Group as an available-for-sale investment within continuing operations effective in the second quarter of 2003. We continue to dispose of our interest in Arris Group, and the gain or loss on the sale of shares subsequent to the first quarter of 2003 was included in other income (expense) — net; and
•	a gain of $66 in the first quarter of 2003 from the settlement of certain trade and customer financing receivables, the majority of which was previously provisioned.

For additional information, see “Discontinued operations” in note 18 of the accompanying unaudited consolidated financial statements and “Other income (expense) — net”.

Liquidity and capital resources

Cash flows

The following table summarizes our cash flows by activity and cash on hand as of March 31:

	2004	2003

Net cash from (used in) operating activities of continuing operations	$(340)	$(98)
Net cash from (used in) investing activities of continuing operations	14	(11)
Net cash from (used in) financing activities of continuing operations	(82)	(67)
Effect of foreign exchange rate changes on cash and cash equivalents	13	18

Net cash from (used in) continuing operations	(395)	(158)
Net cash from (used in) discontinued operations	(3)	301

Net increase (decrease) in cash and cash equivalents	(398)	143
Cash and cash equivalents at beginning of period	3,997	3,790

Cash and cash equivalents at end of period	$3,599	$3,933

As of March 31, 2004, our primary source of liquidity was our cash. As of March 31, 2004, we had cash of $3,599 excluding $62 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund the changes to our business model in accordance with the strategic plan (see “Business overview — Our strategic plan and outlook”), manage our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers changes from what we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. In the future, we may seek additional funds from liquidity generating transactions and other sources of external financing. We continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. Our ability and willingness to access the capital markets is based on many factors including market conditions and overall financial objectives. Currently our ability is limited due to the impact of the delay in filing the Reports and the findings of the Independent Review and related matters. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed or that liquidity generating transactions or financings will be available to us on acceptable terms. In addition, we have not assumed the need to make any payments in respect of judgments, settlements, fines or other penalties in connection with our pending civil litigation or investigations including those related to the First Restatement and Second Restatement, which could have a material adverse effect on our financial condition or liquidity, other than anticipated professional fees and expenses. See “Risk factors/forward looking statements”.

In the first quarter of 2004, our cash flows used in operating activities were $340 due to net earnings from continuing operations of $58, less net adjustments of $7 for non-cash and other items, less an adjustment of $391 related to the net change in our operating assets and liabilities. The use of cash of $391 resulting from the change in our operating assets and liabilities was primarily due to:

•	cash of $1 due to a decrease in restricted cash; and
•	net cash of $92 from accounts receivable related primarily to an increase in collections in the first quarter of 2004 as a result of the increase in revenues in the first quarter of 2004 compared to the first quarter of 2003; more than offset by
•	$54 primarily related to product shipments not exceeding additions to inventories during the first quarter of 2004;
•	use of cash of $23 related to income taxes;
•	$84 in restructuring related cash outflows; and
•	a net decrease of $323 related to accounts payable and accrued liabilities and other operating assets and liabilities.

The net decrease of $323 related to accounts payable and accrued liabilities and other operating assets and liabilities was mainly a result of:

•	payments related to our employee bonus plans;
•	payments related to our stock-based compensation plans, including restricted stock unit programs;

•	payments of certain contract manufacturer and supplier accruals;
•	settlement of certain obligations related to our internal information systems infrastructure;
•	activities associated with our outsourcing contracts;
•	reduction of certain customer contract settlement costs; and
•	the proportionate decrease in these assets and liabilities as a result of the decline in the size of our business.

As a result of previously incurred tax losses and tax credits, we do not expect that we will have to make significant cash income tax payments in the foreseeable future.

Cash flows from investing activities were $14 and were primarily due to proceeds of $55 from the sale of certain investments and businesses which we no longer considered strategic including $17 related to the sale of the common shares of Arris Group and $33 related to the sale of the common shares of Entrust. We also recorded proceeds of $5 primarily from the sale of plant and equipment in the U.S. These amounts were partially offset by $43 in plant and equipment expenditures and $3 associated with acquisitions of certain investments and businesses.

Cash flows used in financing activities were $82 and were primarily due to $97 used to reduce our long-term debt, a reduction of our notes payable by a net of $3, a repayment of capital leases payable of $3 and dividends of $9 paid by NNL related to its outstanding preferred shares. These amounts were partially offset by $30 of proceeds from the issuance of Nortel Networks Corporation common shares from the exercise of stock options. The reduction of our long-term debt is primarily due to the extinguishment of debt of $87 related to the purchase of land and two buildings in the U.S.

In the first quarter of 2004, our cash increased $13 due to favorable effects of changes in foreign exchange rates. The increase was primarily a result of favorable changes in the British pound of approximately $20 partially offset by unfavorable changes in the euro of approximately $7.

Also in the first quarter of 2004, our discontinued operations used net cash of $3 related to the continued wind down of our discontinued operations.

Uses of liquidity

As of March 31, 2004, our cash requirements for the next 12 months are primarily to fund:

•	operations;
•	research and development;
•	costs relating to workforce reduction and other restructuring activities;
•	capital expenditures;
•	debt service;
•	pension and post-retirement benefits; and
•	costs in relation to the restatement activities, matters related to the Independent Review and other related matters, including regulatory and other legal proceedings.

In particular, we are subject to significant pending civil litigation actions and regulatory and criminal investigations which could materially adversely affect our financial condition and liquidity by requiring us to pay substantial judgments, settlements, fines or other penalties. See “Risk factors/ forward looking statements”. Considerable effort and resources have been expended on our restatement activities in 2004, including the dedicated effort of hundreds of employees and numerous external consultants and advisors. The estimated costs of our restatement activities in 2004 are approximately $115, which amount is included in SG&A expense in our consolidated statements of operations in the periods in which the costs are incurred.

Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws. As well, we expect to be required to fund some portion of our aggregate undrawn customer financing commitments.

Contractual cash obligations

Our contractual cash obligations for long-term debt, purchase obligations, operating leases, outsourcing contracts, obligations under special charges, pension, post-retirement and post-employment obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of March 31, 2004 from the amounts disclosed as of December 31, 2003 in our 2003 Annual Report.

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

	March 31,	December 31,
	2004	2003

Drawn and outstanding — gross	$381	$401
Provisions for doubtful accounts	(278)	(281)

Drawn and outstanding — net (a)	103	120
Undrawn commitments (b)	66	180

Total customer financing	$169	$300

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.
(b)	On January 8, 2004, Nortel Networks negotiated an agreement with a certain customer and reduced Nortel Networks aggregate undrawn customer financing commitments from $180 to $69.

In the first quarter of 2004, we entered into certain agreements to restructure and/or settle various customer financing and related receivables. As a result of these transactions, we received cash consideration of approximately $15 to settle outstanding receivables with a net carrying value of approximately $14.

During the first quarter of 2004 and 2003, we reduced undrawn customer financing commitments by $114 and $148, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans.

We continue to regularly assess the levels of our customer financing provisions based on a loan-by-loan review to evaluate whether the terms of each loan reflect current market conditions. We review the ability of our customers to meet their repayment obligations and determine our provisions accordingly. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. We cannot predict with certainty the extent to which our customers will satisfy the applicable conditions for funding, and subsequently request funding, prior to the termination date of the commitments. We are currently directly supporting most outstanding balances and expect to initially fund any future commitments in the normal course of business from our working capital. We expect to fund substantially all of our current remaining undrawn commitments in 2004 or 2005. However, we also expect that we will be able to arrange for third party lenders to assume these obligations in the same timeframe. At the end of the first quarter, all undrawn commitments were available for funding under the terms of the financing agreements.

Discontinued operations

As of March 31, 2004, accruals related to our discontinued access solutions operations totaled $4 and were related to future contractual obligations and estimated liabilities during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments by the end of 2005.

For additional information related to our discontinued operations, see “Discontinued operations” in note 18 of the accompanying unaudited consolidated financial statements.

Sources of liquidity

Credit facilities

As of March 31, 2004, we had $750 in undrawn credit under the Five Year Facilities scheduled to expire in April 2005. These credit facilities were entered into on April 12, 2000 by NNL and NNI and permitted borrowings for general corporate purposes. The Five Year Facilities contained a financial covenant requiring that NNL’s consolidated tangible net worth be not less than $1,888 at any time. As of March 31, 2004, we were in compliance with this covenant and there were no amounts drawn under the Five Year Facilities. On April 28, 2004, we notified the lenders under the Five Year Facilities that we were terminating these facilities. Due to NNL’s failure to file its 2003 Annual Report on Form 10-K by April 29, 2004, the banks, under the Five Year Facilities, would have otherwise been permitted to, upon 30 days’ notice, terminate their commitments under the Five Year Facilities. Upon termination, we were in compliance with that financial covenant and the Five Year Facilities were undrawn. For additional information relating to the Five Year Facilities and the impact of the termination of these facilities under the related security agreements, see “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — Credit facilities and security agreements” and “Risk factors/forward looking statements”.

Available support facility

On February 14, 2003, NNL entered into the EDC Support Facility. As of March 31, 2004, the facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments, of which $188 was utilized;
•	$150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized; and
•	$300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $183 was utilized.

For additional information related to the EDC Support Facility subsequent to March 31, 2004 and waivers obtained in connection with certain defaults arising under the EDC Support Facility from the delay in filing the Reports, see “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — EDC Support Facility” and “Risk factors/forward looking statements”.

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

As of March 31, 2004, NNL’s obligations under the EDC Support Facility were secured on an equal and ratable basis under the security agreements entered into by NNL and various of our subsidiaries that pledged substantially all of NNL’s and its subsidiaries’ assets in favor of the holders of NNL’s public debt securities and the holders of our 4.25% Convertible Senior Notes. As of March 31, 2004, the security provided under the security agreements was comprised of:

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

For information related to our outstanding public debt, see “Long-term debt, credit and support facilities” in note 10 of the accompanying unaudited consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees as of March 31, 2004, see “Supplemental consolidating financial information” in note 22 of the accompanying unaudited consolidated financial statements. For information related to the security pledged, those subsidiaries providing guarantees and the impact of the termination of the Five Year Facilities on the related security agreements, subsequent to March 31, 2004, see “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — Credit facilities and security agreements”. For information related to our debt ratings, see “Credit ratings” below. See “Risk factors/forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our EDC Support Facility in the future.

Shelf registration statement and base shelf prospectus

In 2002, we filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify for the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of March 31, 2004, approximately $1,700 under the shelf registration statement and base shelf prospectus has been utilized. As of June 6, 2004, the Canadian shelf registration expired. Owing to matters described above in “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” with respect to the delayed filing of the Reports, we are currently unable to utilize the remaining capacity under the SEC shelf registration statement in its current form. For the same reasons, we are also unable to permit holders of our prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights will again become exercisable upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract and Unit Agreement which governs the purchase contracts, we have agreed to use commercially reasonable efforts to have, in effect, a registration statement covering the common shares to be delivered and to provide a prospectus in connection therewith.

Credit ratings

Rating on long-term
debt issued or
	guaranteed by Nortel	Rating on preferred
	Networks Limited/Nortel	shares issued by Nortel
Rating agency	Networks Corporation	Networks Limited	Last change

Standard & Poor’s Ratings Service	B–	CCC–	April 28, 2004

Moody’s Investors Service, Inc.	B3	Caa3	November 1, 2002

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

The following table provides information related to these types of bonds as of:

	March 31,	December 31,
	2004	2003

Bid and performance related bonds(a)	$412	$427
Other bonds(b)	55	53

Total bid, performance related and other bonds	$467	$480

(a)	Net of restricted cash and cash equivalents of $13 as of March 31, 2004 and $14 as of December 31, 2003.
(b)	Net of restricted cash and cash equivalents of $30 as of March 31, 2004 and $31 as of December 31, 2003.

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

The EDC Support Facility provides support for certain obligations under bid and performance related bonds and has reduced the requirement to provide cash collateral to support these obligations. As of March 31, 2004, the EDC Support Facility provided for up to $750 in support of which $300 was committed revolving support for performance bonds of which $188 was utilized as of March 31, 2004. The remainder was uncommitted support, subject to certain limitations, for performance bonds, receivables sales and/or securitizations of which $183 was utilized as of March 31, 2004. Any bid or performance related bonds with terms that extend beyond December 31, 2006 are currently not eligible for the support provided by this facility. In addition to the support facility with EDC, our existing security agreements permit us to secure additional obligations under bid and performance related bonds with the assets pledged under the security agreements and to provide cash collateral as security for these types of bonds. See “Available support facility” for additional information on the EDC Support Facility and the security agreements and see “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — EDC Support Facility” for additional information in connection with amendments to the EDC Support Facility and developments in connection with the EDC Support Facility and related security agreements subsequent to March 31, 2004.

Receivables securitization and certain lease financing transactions

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51, ‘Consolidated Financial Statements’”, or FIN 46, and in December 2003, the FASB issued a revision of FIN 46 — FIN 46 (Revised 2003), or FIN 46R. FIN 46R provides guidance with respect to the consolidation of variable interest entities, or VIEs. VIEs are characterized as entities in which equity investors do not have a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Reporting entities which have a variable interest in such an entity and are deemed to be the primary beneficiary must consolidate the variable interest entity.

We have conducted certain receivable sales transactions either directly with financial institutions or with multi-seller conduits. Under some of these agreements, we have continued as servicing agent and/or have provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables and historical payment patterns, expected cash flows and appropriate discount rates, as applicable. Where we have acted as the servicing agent, we generally have not recorded an asset or liability related to servicing as the annual servicing fees were equivalent to those that would have been paid to a third party servicing agent. Also, we have not historically experienced significant credit losses with respect to receivables sold with limited recourse. As of March 31, 2004, none of these arrangements or interests met the requirements for consolidation under FIN 46R.

Additionally, we have agreed to indemnify our counterparties in receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require us to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of March 31, 2004, we had approximately $261 of securitized receivables which were subject to repurchase under this provision, in which case, we would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2005, or collection of the receivable amount by the counterparty. We are generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments or receivable repurchases under these agreements and no significant liability has been accrued in the accompanying unaudited consolidated financial statements with respect to the obligation associated with these guarantees.

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

In the first quarter of 2004, we did not make any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. For additional information, see “Guarantees” in note 12 of the accompanying unaudited consolidated financial statements.

Application of critical accounting estimates

Our accompanying unaudited consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the U.S., which require us to make significant estimates and assumptions. We believe that the following accounting estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting estimates. The application of these estimates requires us to make subjective and objective judgments.

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

There have been no changes to our critical accounting estimates since December 31, 2003, other than the material changes in the recorded balances and other updates noted below. For further information related to our critical accounting estimates, see our 2003 Annual Report.

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

We recorded net receivable recoveries, related to continuing operations, of $2 in the first quarter of 2004 and $17 in the first quarter of 2003. The receivable provisions recorded in the first quarter of 2004 and the first quarter of 2003 primarily related to normal business activity.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	March 31,	December 31,
	2004	2003

Gross accounts receivable	$2,581	$2,699
Provision for doubtful accounts	(184)	(194)

Accounts receivable — net	$2,397	$2,505

Accounts receivable provision as a percentage of gross accounts receivables	7%	7%
Gross long-term receivables	$383	$386
Provision for doubtful accounts	(293)	(297)

Net long-term receivables	$90	$89

Long-term receivable provision as a percentage of gross long-term receivables	77%	77%

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

We recorded inventory provisions and other reserves related to our contract manufacturers and suppliers of $1,027 as of March 31, 2004 and $1,226 as of December 31, 2003. The decrease in inventory provisions and other reserves was primarily due to our inventory levels being better aligned to customer demand. The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	March 31,	December 31,
	2004	2003

Gross inventory	$2,273	$2,416
Inventory provisions	(1,027)	(1,226)

Inventory — net	$1,246	$1,190

Inventory provisions as a percentage of gross inventory	45%	51%
Other reserves for claims related to our contract manufacturers and suppliers(a)	$(86)	$(120)

(a)	This amount was included in other accrued liabilities and related to cancellation charges, contracted for inventory in excess of future demand and the settlement of certain other claims.

As of March 31, 2004, our inventory provisions as a percentage of gross inventory was 45%. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was previously provided for.

Customers continued to be cautious with their capital expenditures in 2004. As a result, we will continue to closely monitor our inventory provisions to ensure that they appropriately reflect the current market conditions. However, the inventory provisions we have recorded in the past may not be reflective of those in future quarters.

Tax asset valuation

Our net deferred tax assets balance, excluding discontinued operations, was $3,567 as of March 31, 2004 and $3,575 as of December 31, 2003. The $8 decrease was primarily due to the drawdown of deferred tax assets in certain jurisdictions and the impact of foreign exchange effects related primarily to the Canadian dollar and the British pound. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which are available to reduce future taxes payable in our significant tax jurisdictions. Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.

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

In the first quarter of 2004, our gross income tax valuation allowances increased to $3,431 as of March 31, 2004 compared to $3,344 as of December 31, 2003. The increase was primarily due to foreign exchange and other adjustments offset by a drawdown of the valuation allowance against a portion of the current period earnings. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of March 31, 2004 were appropriate.

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

Accounting changes and recent accounting pronouncements

Accounting changes

Our unaudited consolidated financial statements are based on the selection and application of U.S. GAAP. For more information related to the accounting policies that we adopted as a result of new accounting standards, see “Accounting changes” in note 3 of the accompanying unaudited consolidated financial statements. There were no accounting changes in the three months ended March 31, 2004. The following summarizes the accounting changes that we adopted in the three months ended March 31, 2003:

•	Stock-based compensation — we adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” which amended the transitional provisions of SFAS No. 123, “Accounting for Stock-based Compensation” for companies electing to recognize employee stock-based compensation using the fair value based method. Effective January 1, 2003 we elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2003. The impact of the adoption of the fair value based method for expense recognition of employee awards resulted in $5 (net of tax of nil) of stock option expense for the three months ended March 31, 2003.
•	Asset retirement obligations — we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, or SFAS 143, which resulted in an increase to net loss of $12 (net of tax of nil) which has been reported as a cumulative effect of accounting changes — net of tax, an increase in plant and equipment — net of $4 and an asset retirement obligation liability of $16 as of January 1, 2003. The adoption of SFAS 143 did not have a material impact on depreciation and accretion expense or basic and diluted earnings (loss) per share.

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

In March 2004, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1. EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary

Impairment and Its Application to Certain Investments’”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on our results of operations and financial position.

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

Canadian supplement

New Canadian securities regulations allow issuers that are required to file reports with the SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. We have provided the following supplemental information to highlight the significant differences that would have resulted in the MD&A had it been prepared using Canadian GAAP information.

The principal continuing reconciling differences that affect consolidated net earnings (loss) under Canadian GAAP are derivative accounting, financial instruments and goodwill impairment arising from historical differences in carrying value. We adopted new Canadian accounting standards for asset retirement obligations in 2004 and for stock option compensation in 2003 that are substantially consistent with U.S. GAAP. Other historical differences between U.S. GAAP and Canadian GAAP were primarily due to facts and circumstances related to prior years that are not expected to affect future earnings (loss) under Canadian GAAP, including business combinations.

See note 21 of the accompanying unaudited consolidated financial statements for a reconciliation from U.S GAAP to Canadian GAAP, including a description of the material differences affecting our consolidated statements of operations and consolidated balance sheets. There were no significant differences affecting the consolidated statements of cash flows.

Market risk

Market risk represents the risk of loss that may impact our unaudited consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. To manage the risk from these fluctuations, we enter into various derivative-hedging transactions that we have authorized under our policies and procedures. We maintain risk management control systems to monitor market risks and counterparty risks. These systems rely on analytical techniques including both sensitivity analysis and value-at-risk estimations. We do not hold or issue financial instruments for trading purposes.

For a discussion of our accounting policies for derivative financial instruments, see “Accounting changes” in note 3(c) of the accompanying unaudited consolidated financial statements. Additional disclosure of our financial instruments is included in “Financial instruments and hedging activities” in note 11 of the accompanying unaudited consolidated financial statements.

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

Environmental matters

We are subject to numerous environmental protection laws and regulations in various jurisdictions around the world, primarily due to manufacturing operations. As a result, we are exposed to liabilities and compliance costs arising from our past and current generation, management and disposition of hazardous substances and wastes.

We have remedial activities under way at twelve of our facilities which are either currently occupied or were previously owned or occupied. We have also been listed as a potentially responsible party at six Superfund sites in the U.S. An estimate of our anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in our environmental accruals in an approximate amount of $31.

For a discussion of Environmental matters, see “Contingencies” in note 19 of the accompanying unaudited consolidated financial statements.

Legal proceedings

Nortel Networks and/or certain of our directors and officers have been named as defendants in various class action lawsuits. We are unable to determine the ultimate aggregate amount of monetary liability or financial impact to us in these legal matters, which unless otherwise specified, seek damages from the defendants of material or indeterminate amounts. We are also a defendant in various other suits, claims, proceedings and investigations which are in the normal course of business. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations, financial condition and liquidity. We, and any of our named directors or officers, intend to vigorously defend these actions, suits, claims, proceedings and investigations. We are also subject to significant pending civil litigation and ongoing regulatory and criminal investigations in the U.S. and Canada which could require us to pay substantial judgments, settlements, fines or other penalties. For additional information related to our legal proceedings, see “Contingencies” in note 19 of the accompanying unaudited consolidated financial statements, the Legal Proceedings section of this report and “Risk factors/forward looking statements”.

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

Certain statements in this Quarterly Report on Form 10-Q contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. In particular, the risks described below could cause actual events to differ materially from those contemplated in forward looking statements.

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

Our senior management and Board of Directors have been required to devote significant time to these investigations and related matters. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. Expenses incurred in connection with these investigations (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position. We may be required to pay material fines, consent to injunctions on future conduct or suffer other penalties, each of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. The investigations may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition. In addition, the findings and outcomes of the Independent Review and the Revenue Independent Review and the regulatory and criminal investigations may affect the course of the civil litigation pending against us, which are more fully described below.

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

We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for at least the next 12 months. In making this estimate, we have not assumed the need to make any payments in connection with our pending civil litigation or investigations including those related to the First Restatement and Second Restatement, other than our anticipated professional fees and expenses. Any material adverse legal judgments, fines, penalties or settlements arising from the pending civil litigation and investigations could require additional funding which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on our business, results of operations, financial condition and liquidity, including by:

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

Two material weaknesses in our internal control over financial reporting were identified at the time of the First Restatement. Over the course of Second Restatement, we and D&T identified a number of additional material weaknesses in our internal control over financial reporting. D&T confirmed to the Audit Committee these material weaknesses, listed below, on January 10, 2005:

•	lack of compliance with written Nortel Networks procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;
•	lack of compliance with Nortel Networks procedures for applying applicable GAAP to the initial recording of certain liabilities, including those described in SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;
•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to revenue transactions;
•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;
•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel Networks personnel; and
•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment; as reported in the Independent Review Summary referred to in the “Controls and Procedures” section of this report, there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

Upon completion of management’s assessment of our internal control over financial reporting as of December 31, 2004 pursuant to SOX 404, we currently expect to conclude that the first five of these six material weaknesses continue to exist as of December 31, 2004, and we continue to identify, develop and begin to implement remedial measures to address them. These material weaknesses, if not fully addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” in the MD&A and “Controls and Procedures” section of this report. While our Board of Directors has approved the adoption of all of the recommendations for remedial measures contained in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review” referred to in the “Controls and Procedures” section of this report, and our management has adopted a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified above, we may be unable to address such material weaknesses in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings we make with the SEC and OSC.

In addition, starting with our fiscal year 2004 Annual Report on Form 10-K, we must comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, and the related SEC rules, which require management to assess the effectiveness of our internal control over financial reporting annually and to include in our Annual Report on Form 10-K a management report on that assessment, together with an attestation by our independent registered public accounting firm. In light of the material weaknesses identified in connection with the First Restatement and Second Restatement, our management expects to conclude that our internal control over financial reporting as of December 31, 2004 is ineffective, and D&T has advised us that they expect their report on management’s assessment of internal control over financial reporting also to indicate that internal control over financial reporting is ineffective. While we are implementing steps to ensure the effectiveness of our internal control over financial reporting, failure to restore the effectiveness of our internal control over financial reporting could continue to impact our ability to report our financial condition and results of operations accurately and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

As previously reported, based on publicly available information as of January 10, 2005, we have reason to believe that more than 25% of the outstanding principal amount of the $150 of 7.875% notes due June 2026 issued by a subsidiary of NNL and guaranteed by NNL are held by one holder, or a group of related holders. Other than with respect to that series of debt securities, based on such publicly available information, neither we nor NNL are aware of any holder, or group of related holders, that holds at least 25% of the outstanding principal amount of any relevant series of debt securities. However, based on such publicly available information, we have reason to believe that there is sufficient concentration among holders of the $150 of 7.40% notes due June 2006 issued by NNL that the acquisition of a relatively small additional amount of these notes by certain holders could result in a holder or a group of related holders holding 25% or more of the outstanding principal amount of these notes. See “Liquidity and capital resources”.

As a result of the delayed filing of our Reports and the Related Breaches, we were also required to seek waivers from EDC under the EDC Support Facility. Our continuing delays in filing certain of our Reports will require us to seek an additional waiver from EDC. EDC may not grant an additional waiver or the terms of such a waiver may be unfavorable. If we do not obtain an additional waiver from EDC, EDC would have the right to terminate the EDC Support Facility, require cash collateral, or exercise its rights against the collateral pledged under the related security agreements. In addition, the Related Breaches will continue beyond the filing of the Reports. Accordingly, EDC will have the right (absent a further waiver of the Related Breaches) to terminate or suspend the EDC Support Facility notwithstanding the filing of the Reports beginning on February 15, 2005. While NNL is seeking a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that NNL will receive such waiver, or any waiver or as to the terms of any such waiver.

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

On April 28, 2004, S&P downgraded its ratings of NNL, including its long-term corporate credit rating from “B” to “B–” and its preferred share rating from “CCC” to “CCC–”. At the same time, it revised its outlook to developing from negative. Moody’s current long-term debt rating for NNL is “B3” and its preferred share rating is “Caa3”. On April 28, 2004, Moody’s changed its outlook to potential downgrade from uncertain. These ratings are below investment grade. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. These ratings and our current credit condition affect, among other things, our ability to raise debt, access the commercial paper market (which is currently closed to us), engage in alternative financing arrangements, and affect our ability, and the cost to securitize receivables, obtain customer bid, performance-related and other bonds and contracts, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions and also affect the price of our stock.

As a result of a ratings downgrade in 2002, security agreements became effective under which substantially all of NNL’s assets located in the U.S. and Canada and those of most of our U.S. and Canadian subsidiaries, including the shares of certain of NNL’s U.S. and Canadian subsidiaries, were pledged. In addition, certain of NNL’s wholly owned subsidiaries have guaranteed NNL’s obligations under the EDC Support Facility and NNL’s and Nortel Networks outstanding debt securities. These agreements will continue to secure the EDC Support Facility and our and NNL’s outstanding public debt until the EDC Support Facility expires, alternative collateral is provided, alternative arrangements are made, or NNL’s public debt ratings return to at least BBB (stable outlook) by S&P and Baa2 (stable outlook) by Moody’s. The continued existence of these security arrangements may adversely affect our ability to incur additional debt or obtain alternative financing arrangements. In addition, EDC is not obligated to make any support available under the EDC Support Facility if NNL’s senior long-term rating by Moody’s is downgraded to less than B3 or if its debt rating by S&P is downgraded to less than B–.

In addition, in April 2004, NNL terminated the Five Year Facilities. Absent this termination, the banks would have been permitted, upon 30 days’ notice, to terminate their commitments under the Five Year Facilities as a result of NNL’s failure to file the NNL 2003 Annual Report on Form 10-K by April 29, 2004. Although the Five Year Facilities were undrawn at termination, this termination may adversely affect our liquidity.

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

Although we have filed our and NNL’s 2003 Annual Reports, the delayed filing of our 2004 Quarterly Reports causes us to continue to be in breach of these listing requirements. Although each of the NYSE and TSX has verbally confirmed that it has not commenced, nor has any intention of commencing, any suspension or delisting procedures in respect of our and NNL’s listed securities at the date of this report, the commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange. Pending the filing of our and NNL’s 2003 Annual Reports, the NYSE had permitted our and NNL’s listed securities to continue to be traded on the exchange for the three month period ended March 31, 2005. In exercising the discretion relating to the grant of that additional three month period and the continued listing of our and NNL’s securities in light of the delayed filing of our 2004 Quarterly Reports, the NYSE’s procedures provide that the NYSE would consider, among other things, the likelihood of the relevant Reports being filed, the Company’s and NNL’s general financial status and the frequency and detail of the Company’s and NNL’s ongoing disclosures to the market on the status of such filings.

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

As a result of the delay in the filing of our 2003 Annual Report (containing our audited consolidated financial statements for the year ended December 31, 2003), we were required to apply to the Ontario Superior Court of Justice for an order permitting the postponement of our 2004 Annual Shareholders’ Meeting. The Ontario Superior Court of Justice granted that order, which permitted us to extend the time for calling the meeting to a date not later than December 31, 2004, or such later date as the Court may permit. As a result of the continued delay in the filing of our 2003 Annual Report, in October 2004 we announced that we intended to seek a further order extending the time for calling the meeting to a date no later than March 31, 2005, which order the Court granted on December 10, 2004. A further extension to a date no later than May 31, 2005 was obtained from the Court on December 21, 2004 to permit us to comply with a specific SEC rule which would require us in our circumstances, to provide to shareholders our 2004 audited financial statements either prior to or concurrently with the mailing of proxy materials for the Meeting. This postponement has, among other things, contributed to the continuing negative publicity related to us, which may adversely affect our business and the market price of our publicly traded securities.

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

We have received comments on our periodic filings from the staff of the SEC’s Division of Corporation Finance. As part of this comment process, we may receive further comments from the staff of the SEC relating to this Quarterly Report on Form 10-Q and our other periodic filings. As a result, we may be required by the SEC to amend this Form 10-Q or other reports filed with the SEC in order to make adjustments or additional disclosures. However, we do not believe that it will be feasible to amend our 2002 Form 10-K/A or 2003 Form 10-Qs due to, among other factors, the identified material weaknesses in our internal control over financial reporting, the significant turnover in our finance personnel, changes in accounting systems, documentation weaknesses, a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in recent years and the passage of time generally. Amendments to our prior filings would be required for us to be in full compliance with our Exchange Act reporting obligations.

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

Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, to value our deferred tax assets and to partially accrue unfunded pension liabilities, each of which may result in a negative effect on our reported results.

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

The EDC Support Facility may not provide all the support we require for certain of our obligations arising out of our normal course of business activities. In particular, although this facility provides for up to $750 in support, the $300 revolving small bond sub-facility will not become committed support until all of the Reports are filed and NNL obtains a permanent waiver of the Related Breaches. As of January 21, 2005, there was approximately $292 of outstanding support utilized under the EDC Support Facility, approximately $208 of which was outstanding under the small bond sub-facility. In addition, bid and performance related bonds with terms that extend beyond December 31, 2006, which, absent any early termination of the EDC Support Facility, is the expiry date of this facility, are currently not eligible for the support provided by the EDC Support Facility. Given that the EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 days, we may need to increase our use of cash collateral to support these obligations beginning on January 1, 2006 absent a further extension of the facility. Unless EDC agrees to extend the facility or agrees to provide support outside the scope of the facility, we may be required to provide cash collateral to support these obligations. We cannot provide any assurance that we will reach an agreement with EDC on these matters. Under the terms of the waiver letter with EDC dated March 29, 2004, EDC may also suspend its obligation to issue NNL any additional support if events occur that have a material adverse effect on NNL’s business, financial position or results of operations. If we do not have access to sufficient support under the EDC Support Facility, and if we are unable to secure alternative support, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which could adversely affect our ability to fund some of our normal course business activities, capital expenditures, R&D and our ability to borrow in the future.

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

Owing to matters described above in “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” with respect to the delayed filing of the Reports, we are currently unable to permit holders of our prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights again will become exercisable upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract and Unit Agreement, which governs the purchase contracts, we have agreed to use commercially reasonable efforts to have in effect a registration statement covering the common shares to be delivered and to provide a prospectus in connection therewith.

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

Market risk represents the risk of loss that may impact the consolidated financial statements of Nortel Networks due to adverse changes in financial market prices and rates. Nortel Networks market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.	Controls and Procedures

In light of the relevance of the findings of the Independent Review to the matters addressed in this Item 4, please see the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee by WCPHD and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of our 2003 Annual Report. This Item 4 addresses, among other matters:

•	current management’s conclusions concerning our disclosure controls and procedures as at March 31, 2004 and January 31, 2005 and certain earlier dates (see “Current Management Conclusions Concerning Disclosure Controls and Procedures”);

•	information relating to the First Restatement, including a discussion of material weaknesses in internal control over financial reporting identified at the time of the First Restatement (see “Additional Background — First Restatement”);

•	information relating to the Second Restatement, including a discussion of material weaknesses in internal control over financial reporting identified over the course of the Second Restatement (see “Additional Background — Second Restatement”);

•	the determination of the Audit Committee to review the facts and circumstances leading to the restatement of revenues, as part of the Second Restatement, for specific transactions during the periods 1999 through 2002, with particular emphasis on the underlying conduct that led to the initial recognition of these revenues, which we refer to as the Revenue Independent Review (see “Revenue Independent Review”);

•	the current status of our internal control over financial reporting and expectations as to management conclusions and the independent auditor attestation required to be included in our fiscal year 2004 Annual Report on Form 10-K, or the 2004 Form 10-K, pursuant to Section 404 of the Sarbanes-Oxley Act (see “Current Status of Material Weaknesses in Internal Control Over Financial Reporting and Expectations as to Required Management Conclusions and Independent Auditor Attestation Pursuant to Section 404 of the Sarbanes-Oxley Act”);

•	remedial measures adopted by the Board of Directors pursuant to the recommendations of WCPHD, and remedial measures identified, developed and begun to be implemented by our current management, including pursuant to recommendations from D&T (see “Remedial Measures”); and

•	changes in internal control over financial reporting (see “Remedial Measures”).

Current Management Conclusions Concerning Disclosure Controls and Procedures

In January 2005, we carried out an evaluation under the supervision and with the participation of management, including the current CEO and current CFO (William A. Owens and William R. Kerr, respectively), pursuant to Rule 13a-15 under the Exchange Act, of the effectiveness of our disclosure controls and procedures as at March 31, 2004 (the end of the period covered by this report) and as at January 31, 2005. The CEO and CFO were appointed to such positions as at April 28, 2004, with the CFO having served in such capacity on an interim basis since March 15, 2004.

In making this evaluation, the CEO and CFO considered, among other matters:

•	the Second Restatement and the revisions to our preliminary unaudited results for the year ended December 31, 2003;

•	the findings of the Independent Review summarized in the Independent Review Summary;

•	the terminations for cause of our former president and chief executive officer, former chief financial officer, former controller and seven additional senior finance employees during the course of the Independent Review and the reasons therefor as described in the Independent Review Summary;

•	the material weaknesses in our internal control over financial reporting that we and our external auditor, D&T, have identified (as more fully described below);

•	the measures we have identified, developed and begun to implement beginning in November 2003 to remedy those material weaknesses (as more fully described below);

•	our omission of 1999 and 2000 selected financial data from our 2003 Annual Report, and our decision not to amend our 2002 Form 10-K/A and our 2003 quarterly reports (as more fully described below); and

•	the decision of the Audit Committee to undertake the Revenue Independent Review (as more fully described below).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as at March 31, 2004 and January 31, 2005, were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

As discussed in our 2003 Annual Report, the Second Restatement and other matters listed above also resulted in the re-evaluation, in January 2005, of the effectiveness of our disclosure controls and procedures as at December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003. Based on these evaluations and in consideration of the Second Restatement and other matters listed above, the CEO and CFO concluded that our disclosure controls and procedures, as at December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

On July 24, 2003, D&T first informed the Audit Committee that deficiencies in documentary support for certain accruals and provisions on our balance sheet as at June 30, 2003 constituted a reportable condition, but not a material weakness, in our internal control over financial reporting. In particular, D&T concluded, in respect of this reportable condition that it was unclear, due to the lack of documentation regarding support for certain provisions and accruals, the passage of time and the turnover of personnel, as to what adjustments, if any, should have been made in prior years. D&T noted that its assessment was based on such information as was available at the date of its communication to the Audit Committee and the materiality of the underlying amounts in the context of 2003 reported results. This conclusion was initially disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

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

The foregoing material weaknesses contributed to the need for the First Restatement. Upon completion of our assessment of our internal control over financial reporting as at December 31, 2004 pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002 and related SEC rules, or SOX 404, we currently expect to conclude that these material weaknesses continued to exist as at December 31, 2004, and we continue to identify, develop and begin to implement remedial measures to address them, as described below.

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

As discussed more fully in the Independent Review Summary, the Independent Review concluded that “[i]n summary, former corporate management (now terminated for cause) and former finance management (now terminated for cause) in the Company’s finance organization endorsed, and employees carried out, accounting practices relating to the recording and release of provisions that were not in compliance with [U.S. GAAP] in at least four quarters, including the third and fourth quarters of 2002 and the first and second quarters of 2003. In three of those four quarters — when Nortel was at, or close to, break even — these practices were undertaken to meet internally imposed pro-forma earnings before taxes . . . targets. While the dollar value of most of the individual provisions was relatively small, the aggregate value of the provisions made the difference between a profit and a reported loss, on a pro forma basis, in the fourth quarter of 2002 and the difference between a loss and a reported profit, on a pro forma basis, in the first and second quarters of 2003.”

Second Restatement Process

As noted in the Independent Review Summary, “[a]s the [Independent Review] progressed, the Audit Committee directed new corporate management to examine in-depth the concerns identified by WCPHD regarding provisioning activity and to review provision releases in each of the four quarters of 2003, down to a low threshold. That examination, and other errors identified by management, led to [the Second Restatement]. . . .”

In addition to this examination of provisioning activity, management, including our new CFO, undertook various initiatives aimed at ensuring the reliability and integrity of the audited consolidated financial statements included in our 2003 Annual Report and our unaudited consolidated financial statements included in this report and our other 2004 Form 10-Qs. As part of these efforts, our new CFO encouraged employees across our finance organization to raise any questions or concerns regarding other potential accounting errors that should be reviewed for possible adjustment in the Second Restatement. In addition, as management identified individual customer contracts and transactions for re-examination of the establishment and release of provisions, management also undertook a review of many of those contracts and transactions more generally to understand the broader nature of the original accounting for the contract or transaction. This individual contract and transaction review also identified additional accounting issues. As a result of these initiatives, management, with the assistance of outside consultants, then undertook further detailed reviews of our significant accounting policies, specific transactions and communications and other documents relating to the identified issues. As a result, the Second Restatement included adjustments to correct errors relating to a number of accounting issues other than provisioning.

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

Overall in the Second Restatement, as a result of adjustments to correct errors related to revenue recognition, we increased revenues by an aggregate of $1,492 million in 2001 and $439 million in 2002. We also increased previously announced 2003 revenues by an aggregate of $386 million. Most of these adjustments constituted the recognition of revenues that had previously been improperly recognized in prior years and should have been deferred (often over a number of years). This also had the effect of reducing previously reported revenues in 1998, 1999 and 2000 by approximately $158 million, $388 million and $2,833 million, respectively (adjusted from $355 million in 1999 and $2,866 million in 2000, as was reported in our 2003 Annual Report). Of these adjustments identified in the Second Restatement, approximately $750 million of revenues has been deferred to years after 2003, while approximately $250 million of revenues was permanently reversed, as described below. The net impact of the Second Restatement adjustments to revenues for the three months ended March 31, 2003 was a decrease of $79 million.

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

•	Title and delivery — An increase of $1,624 million in 2001, $211 million in 2002 and $49 million in 2003 (including an increase of $35 million in the three months ended March 31, 2003).

Of this amount, we made adjustments of approximately $870 million in 2001, $200 million in 2002 and $40 million in 2003 (including an increase to revenues of approximately $20 million in the three months ended March 31, 2003) to correct errors relating to passage of product title or risk of loss. Both employee input and our review of the broader original accounting treatment of certain individual contracts identified a specific customer contract as warranting re-examination of the timing of revenue recognition relative to the timing of passage of product title. Following a detailed review, we determined that revenues had been recorded erroneously before title had passed. We also reviewed other similar contracts and determined that corrections were also required where title or risk of loss had not passed. These corrections principally impacted North American contracts in our Optical and Wireline businesses.

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

We also identified errors related to title and delivery issues in connection with arrangements known as “bill and hold” transactions, in which revenue is recognized before actual delivery of the product. Corrections of these errors resulted in the deferral of revenue into later periods, which had the effect of a net increase to revenues of approximately $760 million in 2001, $10 million in 2002 and $10 million in 2003 (including an increase of approximately $15 million in the first quarter of 2003). Our scrutiny of this issue was similarly prompted by employee input. In this situation, we determined that the relevant accounting policy had been incorrectly applied to a number of contracts, and revenues were recognized where the relevant criteria had not been fully met. In reviewing individual contracts, we examined, among other things: whether significant product returns had occurred in later periods, the accounts receivable history, whether better pricing was provided for the particular purchase order to incent a customer to enter into a bill and hold arrangement, whether purchase orders were eventually placed by the customer and whether third-party corroboration was available as to whether the arrangement was at the request of the customer or Nortel Networks. As a result of our consideration of these factors, we deferred all revenues associated with bill and hold arrangements to subsequent periods. We no longer recognize revenue on bill and hold arrangements before delivery occurs and all other criteria of revenue recognition are fully met.

•	Undelivered elements and liquidated damages — A decrease of $190 million in 2001 and an increase of $45 million in 2002 and $184 million in 2003 (including a decrease of $17 million in the three months ended March 31, 2003) (adjusted from an increase of $204 million in 2003, as was reported in our 2003 Annual Report).

Another area of review prompted by our review of the broader original accounting treatment of certain individual contracts was related to certain optical product transactions where revenues related to undelivered product elements were erroneously recognized. In these cases, revenues for customer orders were recognized upon delivery of interim product solutions pending the availability of the later generation optical product that the customer had ordered. In this circumstance, revenues for the order should have been deferred until the undelivered element was delivered as we did not have evidence supporting the fair value of the undelivered element. Accordingly, we restated the recorded revenues, deferring recognition to subsequent periods, which had the effect of a net decrease to revenues of approximately $40 million in 2001 and an increase to revenues of approximately $190 million in 2002 and $25 million in 2003 (including an increase of approximately $20 million in the first quarter of 2003).

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

We also considered revenue recognition policies related to post-contract support, or PCS, with respect to all business lines, and identified certain Enterprise products that presented issues. For these products, we recognized revenues at the time of delivery of the product but before completion of PCS or other future services agreed to in the contract. Because in some cases we did not have vendor specific objective evidence of fair value for those services (for example, where we made available free software upgrades on our website), U.S. GAAP requires the revenues to be recognized over the PCS period. Accordingly, we corrected this error and deferred the revenues to subsequent periods, resulting in a net decrease to revenues of approximately $140 million in 2001 and $155 million in 2002 and a net increase of approximately $170 million in 2003 (including a decrease of approximately $40 million in the first quarter of 2003).

•	Fixed or determinable fees — An increase of $133 million in 2002 .

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

•	Reseller transactions — An increase of $151 million in 2001.

As a result of employee input, we determined that a certain reseller lacked economic substance apart from Nortel Networks at the time of the relevant transaction. In such a case, we should have deferred revenues and recognized them only upon the reseller’s sale of the products to an end customer. Accordingly, we corrected this error and deferred the revenues to subsequent periods.

•	Reciprocal arrangements — A decrease of approximately $55 million in 2000 and $20 million in 2001 .

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

•	Application of SOP 81-1 — A decrease of approximately $40 million in 2001 and an increase of approximately $80 million in 2002 and $140 million in 2003 (including a decrease of $18 million in the first quarter of 2003) (all of these adjustments relate solely to the application of SOP 81-1 and not also to other revenue recognition items, as was reported in our 2003 Annual Report).

As we continued to review the application of our accounting policies, as well as specific contracts, we discovered errors related principally to the incorrect application of percentage of completion accounting for certain transactions. We corrected these errors, which resulted in both deferrals of revenues to subsequent periods and movement of revenues to earlier periods.

•	Application of accounting for subsequent events — An increase of approximately $70 million in 2002 and a decrease of approximately $70 million in 2003 (all of which in the three months ended March 31, 2003).

As we reviewed various transactions, we also considered the impact of subsequent events on the accounting treatment. As a result of this general review, we identified two specific transactions recorded in the first quarter of 2003 that should have been recorded in 2002, and made adjustments to correct these errors.

Other accounting practices that management examined and adjusted as part of the Second Restatement included, among other things, the following (as described in more detail below):

•	our foreign exchange accounting, as part of the plan to address the identified material weakness related to foreign currency translation described above;

•	intercompany balances that did not eliminate upon consolidation and related provisions;

•	the accounting treatment of the February 2001 acquisition of the 980 NPLC business from JDS and the related OEM Purchase and Sale Agreement;

•	special charges relating to goodwill, inventory impairment, contract settlement costs and other charges; and

•	the accounting treatment of certain elements of discontinued operations.

In sum, the key components of the Second Restatement process were as follows:

•	involvement and oversight by current senior finance personnel, with regular communications to the global finance organization to monitor progress and ensure consistency, and open and regular dialogue with our external auditors;

•	maintenance of a restatement database to track issues and adjustments;

•	establishment of a process to evaluate certain provisions and releases that may not have been fully addressed in the First Restatement, including a review of all First Restatement processes, and enhanced balance sheet reviews at the business unit, regional and statutory entity levels;

•	establishment of processes to evaluate certain potential restatement items related to our revenue recognition policies and practices and other accounting issues;

•	validation processes, including detailed review of supporting documentation to ensure adjustments were appropriately substantiated; and

•	identification, development and initial implementation of remedial actions, as further described under “Remedial Measures” below.

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

The principal adjustments for the three months ended March 31, 2003 primarily relate to the following matters (each of which reflects a number of related adjustments that have been aggregated for disclosure purposes):

•	Adjustments to revenues and cost of revenues to address various aspects of our revenue recognition policies and practices decreased revenues by a total of $79 million and increased cost of revenues by a total of $70 million. The revenue matters adjusted are discussed in more detail above under “Second Restatement Process”.

•	Foreign exchange adjustments decreased our pre-tax loss by a total of $91 million. These adjustments resulted primarily from the re-examination of the determination of the functional currency for certain entities, the incorrect treatment of significant long-term inter-company positions and revaluation errors related to certain foreign denominated customer financing provisions within discontinued operations.

•	Correction of certain inter-company balances that did not properly eliminate upon consolidation and related provisions resulted in an increase of $6 million to pre-tax loss.

•	Adjustments to previously recorded special charges for restructuring relating to contract settlement costs, including real estate related items, severance and fringe benefit related costs and plant and equipment impairment costs, resulted in an increase to special charges of $28 million.

•	Corrections to various accruals, provisions and other transactions, primarily due to the incorrect application of U.S. GAAP to the initial recording of such liabilities, or the failure to subsequently adjust such liabilities in the correct period, resulted in an increase of $7 million to net loss.

•	Adjustments to the accounting treatment of certain components of discontinued operations, initially recognized in the second quarter of 2001, resulted in a decrease of $68 million to net earnings from discontinued operations — net of tax.

For additional information concerning the Second Restatement adjustments for the three months ended March 31, 2003, see note 2 to the accompanying unaudited consolidated financial statements and “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” in the MD&A section of this report. For information concerning the Second Restatement adjustments for 2002 and 2001, see the “Controls and Procedures” section in our 2003 Annual Report.

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

Also as a result of the above factors, as well as a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in the telecommunications industry beginning in 2001, we believe that extensive additional efforts over an extended period of time would be required to restate our 1999 and 2000 selected financial data. We also believe that selected financial data for these periods would not be meaningful to investors due to this industry adjustment, which significantly impacted our financial results in 2001 and subsequent periods and limits the relevance of financial results in periods prior to 2001 for purposes of analysis of trends in subsequent periods. Given the long delay in filing the Reports, we believed that investor understanding would be better aided by the dedication of our resources to the preparation of the current financial and other information included in this and future reports. As a result, except for the selected balance sheet data as at December 31, 2000, financial data for the years ended December 31, 1999 and 2000 was not restated or presented in the “Selected Financial Data (Unaudited)” section of the 2003 Annual Reports. This omitted data is normally required to be included in an Annual Report on Form 10-K.

A number of our and NNL’s past filings with the SEC remain subject to ongoing review by the SEC’s Division of Corporation Finance (which could result in the need to amend this or our other filings). In addition, the Second Restatement involved the restatement of our consolidated financial statements for 2001 and 2002 and the first, second and third quarters of 2003. Amendments to our prior filings with the SEC would be required in order for us to be in full compliance with our reporting obligations under the Exchange Act. However, for the same reasons discussed above, we do not believe that it would be feasible for us to amend our 2002 Form 10-K/A. In addition, we believe that amended disclosure in the 2002 Form 10-K/A, 2003 Form 10-Q/As and 2003 Form 10-Q would in large part repeat the disclosure in the 2003 Annual Reports and this report and expected to be contained in the other 2004 Form 10-Qs. Accordingly, we do not plan to amend our 2002 Form 10-K/A, 2003 Form 10-Q/As or 2003 Form 10-Q. We believe that we have included in the 2003 Annual Reports and this report all information needed for current investor understanding and will take similar steps in our other 2004 Form 10-Qs.

Material Weaknesses in Internal Control over Financial Reporting Identified During the Second Restatement

Over the course of the Second Restatement process, we, together with D&T, identified a number of reportable conditions, each constituting a material weakness, in our internal control over financial reporting as at December 31, 2003. In September 2004, management first notified the Audit Committee of the possibility of additional material weaknesses. Over the remainder of the Second Restatement process, management and D&T identified a total of six material weaknesses. On January 10, 2005, D&T confirmed to the Audit Committee that it had identified these six material weaknesses. No other reportable conditions were identified by us or D&T at the time of the Second Restatement or through January 31, 2005. The material weaknesses identified were:

•	lack of compliance with written Nortel Networks procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;

•	lack of compliance with Nortel Networks procedures for appropriately applying applicable GAAP to the initial recording of certain liabilities, including those described in SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;

•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including, but not limited to, revenue transactions;

•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;

•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel Networks personnel; and

•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment. As reported in the Independent Review Summary, there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

The foregoing material weaknesses contributed to the need for the Second Restatement. Upon completion of our assessment of our internal control over financial reporting as at December 31, 2004 pursuant to SOX 404, we currently expect to conclude that the first five of these six material weaknesses continued to exist as at December 31, 2004, and we continue to identify, develop and begin to implement remedial measures to address them, as described below.

* * * * * *

Current Status of Material Weaknesses in Internal Control Over Financial Reporting and Expectations as to Required Management Conclusions and Independent Auditor Attestation Pursuant to Section 404 of the Sarbanes-Oxley Act

As noted in “MD&A — Risk factors/Forward looking statements”, our 2004 Form 10-K must comply with SOX 404, which requires management to assess the effectiveness of our internal control over financial reporting annually and to include in our Annual Report on Form 10-K a management report on that assessment, together with an attestation by our independent registered public accounting firm. As noted above, upon completion of our assessment of our internal control over financial reporting as at December 31, 2004, we currently expect to conclude that the first five of the six material weaknesses in our internal control over financial reporting described immediately above continued to exist as at December 31, 2004 (and also constitute “material weaknesses” as now defined under standards established by the Public Company Accounting Oversight Board). Accordingly, management expects to conclude that our internal control over financial reporting as at December 31, 2004 is ineffective, and D&T has advised us that they expect their report on management’s assessment of internal control over financial reporting also to indicate that internal control over financial reporting is ineffective.

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

•	Personnel Actions in Response to the First Restatement and Independent Review.

•	We terminated for cause our former president and chief executive officer, former chief financial officer and former controller in April 2004 (the former chief financial officer and former controller having been placed on paid leaves of absence in March 2004).

•	We terminated for cause seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic regions in August 2004.

•	Renewed Commitment to Best Corporate Practices and Ethical Conduct.

•	In August 2004, we adopted a new strategic plan that includes a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer (which has been filled on an interim basis pending the permanent appointment of Susan E. Shepard effective February 21, 2005).

•	Over the course of the Second Restatement, our current CEO and current CFO have communicated to employees the importance of the Second Restatement process, reliable and transparent financial reporting and ethical conduct. Those communications included formal presentations as part of our annual executive conference in November 2004.

•	In June 2004, management recommended, the joint leadership resources committee recommended and the Board of Directors subsequently approved that financial accountability be included as a key qualitative factor in the individual leadership performance objectives for determination of incentive cash awards under our annual incentive plan.

•	Extended Balance Sheet Reviews.

We have developed a plan to extend our balance sheet reviews through the implementation of enhanced review procedures to:

•	require greater frequency of timely statutory and segment balance sheet reviews,

•	clarify responsibilities within Nortel Networks for organizing balance sheet reviews, and

•	establish minimum documentation requirements with respect to balance sheet entries.

•	As part of the initial development of this plan, in the first quarter of 2004, we increased our focus on the review of specific balance sheet accounts.

•	Review of Finance Department Organizational Structure. We announced, and began to implement, plans to transform our finance organization, which include a renewed commitment to transparency as a fundamental goal. Measures we have begun to implement include:

•	In the first quarter of 2004, we began to enhance our global technical accounting group and establish global revenue governance and global finance governance teams.

•	We engaged Accenture, a global management consulting and technology services firm, in the third quarter of 2004 to assess the finance organization’s structure, processes and systems, with an expected assessment completion date of March 2005.

•	We established a global corporate finance Sarbanes-Oxley compliance group beginning in the third quarter of 2004.

•	We have hired additional full-time finance personnel (with a focus on qualified accounting professionals) as part of an initiative introduced by the CFO and controller in March 2004.

•	Training Initiatives.

•	We re-established our formal training group (led by the global finance governance team described above) to implement ongoing training programs for finance personnel globally. The group’s focus includes training with respect to SFAS No. 5; accounting for hedging and derivatives; revenue recognition, accruals and provisions; and SFAS No. 52.

•	Internal Audit.

•	In the first quarter of 2004, we modified the mandate of our internal audit function to place a greater emphasis on the adequacy of, and compliance with, procedures relating to internal control over financial reporting.

•	In October 2004, we engaged outside consultants to conduct a strategic performance review of the internal audit function. The objective of this review is to ensure that internal audit continues to meet professional internal audit standards and moves towards audit best practices.

•	Manual Journal Entry Processes.

•	In the fourth quarter of 2003, we began to modify our manual journal entry processes by implementing new procedures, with a focus on approvals of manual journal entries, more stringent documentation processes and reduction of user access to manual journal entry functions.

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

PART II

OTHER INFORMATION

ITEM 1	Legal Proceedings

The following includes updated information relating to certain of our material legal proceedings as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

A class action lawsuit against Nortel Networks was also filed in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS between January 18, 2001 and February 15, 2001, alleging violations of the same U.S. federal securities laws as the more than twenty-five purported class action lawsuits subsequent to the February 15, 2001 announcement in which Nortel Networks provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001 (see “Contingencies” in note 19 of the accompanying unaudited consolidated financial statements). The district court granted Nortel Networks motion to dismiss the action on the grounds that plaintiffs lacked standing to bring the action, and the Second Circuit Court of Appeals affirmed the dismissal. On January 10, 2005, the U.S. Supreme Court Order denied the plaintiffs appeal, ending the JDS litigation.

Subsequent to the March 10, 2004 announcement in which Nortel Networks indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel Networks and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities. On June 30, 2004, the Court signed Orders consolidating the 27 class actions and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel Networks Corporation and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint. On January 18, 2005, the lead plaintiffs, Nortel Networks Corporation, and the Audit Committee Defendants reached an agreement in which Nortel Networks would withdraw its motion to dismiss and plaintiffs would dismiss Count II of the complaint which asserts a claim against the Audit Committee Defendants.

Except as noted above, there have been no material developments in our material legal proceedings. For additional discussion of our material legal proceedings, see “Contingencies” in note 19 of the accompanying unaudited consolidated financial statements.

ITEM 2	Changes in Securities and Use of Proceeds

During the first quarter of 2004, Nortel Networks Corporation issued an aggregate of 59,025 shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE Inc. employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration pursuant to Regulation S under the United States Securities Act of 1933 (the “Securities Act”), as amended. All funds received by Nortel Networks Corporation in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to Nortel Networks Corporation to round up fractional entitlements into whole shares. Nortel Networks Corporation keeps these nominal amounts and uses them for general corporate purposes.

	Number of Common Shares Issued Without	Range of
	U.S. Registration Upon Exercise	Exercise Prices
Date of Exercise	of Stock Options Under Nortel/BCE Plans	Canadian$

01/29/2004	27,952	17.6114 - 51.8770
02/27/2004	31,073	31.6277 - 51.8770

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

*10.1	Notice of Blackout to the Registrant’s Board of Directors and Executive Officers Regarding Suspension of Trading dated March 10, 2004 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 10, 2004).

*10.2	Master Facility Agreement dated February 14, 2003, as amended July 10, 2003, between Nortel Networks Limited and Export Development Canada as further amended by a Letter Agreement dated March 29, 2004 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 30, 2004).

10.3	Nortel Networks Limited SUCCESS Plan as approved on July 25, 2002, as amended on January 23, 2003 with effect from January 1, 2003, as amended on July 28, 2003 with effect from January 1, 2003, as amended on February 26, 2004 with effect from January 1, 2004.

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Nortel Networks Corporation filed a Current Report on Form 8-K dated January 29, 2004 concerning its financial results for the fourth quarter of 2003 and full year 2003.

Nortel Networks Corporation filed a Current Report on Form 8-K dated March 10, 2004 related to a press release announcing the delay of filing of its financial results for the fiscal year of 2003.

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

Nortel Networks Corporation filed a Current Report on Form 8-K dated April 14, 2004 related to a press release updating the status of the Ontario Securities Commission inquiry.

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

*	Incorporated by reference.

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

Nortel Networks Corporation filed a Current Report on Form 8-K/A dated October 18, 2004 updating certain information concerning the timing and implementation of certain matters under the existing agreement with Flextronics International Ltd. contained in a press release dated June 29, 2004.

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

Nortel Networks Corporation filed a Current Report on Form 8-K dated November 30, 2004 updating certain information concerning its Annual Shareholders’ Meeting.

Nortel Networks Corporation filed a Current Report on Form 8-K dated December 8, 2004 related to a press release providing a status update on its financial restatement process and other matters.

Nortel Networks Corporation filed a Current Report on Form 8-K dated December 10, 2004 related to a press release announcing a new waiver from Export Development Canada.

Nortel Networks Corporation filed a Current Report on Form 8-K dated December 14, 2004 related to a press release providing limited estimated unaudited financial results for the third quarter of 2004, and updated limited estimated unaudited results for the first and second quarters of 2004 and for the years 2001, 2002 and 2003.

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

Nortel Networks Corporation filed a Current Report on Form 8-K dated January 10, 2005 related to a press release regarding the filing of its 2003 financial statements.

Nortel Networks Corporation filed a Current Report on Form 8-K dated January 11, 2005 related to a press release announcing the filing of its Annual Report on Form 10-K.

Nortel Networks Corporation filed a Current Report on Form 8-K dated January 13, 2005 related to an employment agreement with Susan E. Shepard in connection with her appointment of Chief Ethics and Compliance Officer and the appointment of Richard McCormick and Harry Pearce as directors.

Nortel Networks Corporation filed a Current Report on Form 8-K dated January 14, 2005 related to a press release announcing a new waiver from Export Development Canada.

Nortel Networks Corporation filed a Current Report on Form 8-K dated January 19, 2005 related to a press release announcing the filing of Nortel Networks Limited’s 2003 annual financial statements.

Nortel Networks Corporation filed a Current Report on Form 8-K dated January 20, 2005 related to the appointment of two new directors of Nortel Networks Limited and the appointment of the new directors to certain committees of the Boards of Directors of Nortel Networks Corporation and Nortel Networks Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS CORPORATION
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ WILLIAM R. KERR	/s/ MARYANNE E. PAHAPILL
WILLIAM R. KERR	MARYANNE E. PAHAPILL
Chief Financial Officer	Controller

Date: January 31, 2005