Form 10-Q
period 2004-09-30
NORTEL NETWORKS CORP
filed 2005-03-21
CIK 72911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at February 28, 2005

4,268,236,086 without nominal or par value

EXPLANATORY NOTE

Nortel Networks Corporation previously announced the need to restate its consolidated financial statements for the years ended December 31, 2002 and 2001 and each of its first three quarterly periods for 2003.

The unaudited consolidated statements of operations for the three and nine months ended September 30, 2003 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2003, including the applicable notes, contained in this Quarterly Report on Form 10-Q, have been restated.

A number of Nortel’s past filings with the United States Securities and Exchange Commission remain subject to ongoing review by the United States Securities and Exchange Commission’s Division of Corporation Finance. In addition, the Second Restatement (as defined below) involved the restatement of Nortel’s consolidated financial statements for 2001 and 2002 and the first, second and third quarters of 2003. Amendments to Nortel’s prior filings with the United States Securities and Exchange Commission would be required in order for Nortel to be in full compliance with Nortel’s reporting obligations under the Securities Exchange Act of 1934. However, Nortel does not believe that it will be feasible to amend Nortel’s Annual Report on Form 10-K/A for the year ended December 31, 2002, or 2002 Form 10-K/A, and our 2003 Quarterly Reports on Form 10-Q, or 2003 Form 10-Qs, due to, among other factors, identified material weaknesses in Nortel’s internal control over financial reporting, the significant turnover in Nortel’s finance personnel, changes in accounting systems, documentation weaknesses, a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in recent years and the passage of time generally. In addition, disclosure in the 2002 Form 10-K/A and 2003 Form 10-Qs would in large part repeat the disclosure contained in our 2003 Annual Report on Form 10-K, this report and our other 2004 Form 10-Qs. Accordingly, Nortel does not plan to amend our 2002 Form 10-K/A and 2003 Form 10-Qs. Nortel believes that it has included in our 2003 Annual Report on Form 10-K and in this report all information needed for current investor understanding. Ongoing United States Securities and Exchange Commission review may require Nortel to amend this Quarterly Report on Form 10-Q or Nortel’s other public filings.

For a description of the restatements, see “Restatement” in note 2 of the unaudited consolidated financial statements and “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters” contained in this Quarterly Report on Form 10-Q.

PART I
FINANCIAL INFORMATION

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL, NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT, the GLOBEMARK, BAYSTACK, OPTERA and PASSPORT are trademarks of Nortel.

MOODY’S is a trademark of Moody’s Investor Services, Inc.

RCMP is a trademark of the Royal Canadian Mounted Police.

S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

Any other company or product names may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

NORTEL NETWORKS CORPORATION
Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions of U.S. dollars, except per share amounts)	2004	2003	2004	2003

		As restated *		As restated *

Revenues	$2,179	$2,344	$7,213	$6,927
Cost of revenues	1,393	1,214	4,319	4,020

Gross profit	786	1,130	2,894	2,907

Selling, general and administrative expense	512	527	1,596	1,458
Research and development expense	501	455	1,465	1,440
Amortization of acquired technology and other	2	32	7	98
Deferred stock option compensation	–	1	–	16
Special charges	93	80	99	198
(Gain) loss on sale of businesses and assets	(39)	(17)	(114)	(6)

Operating earnings (loss)	(283)	52	(159)	(297)

Other income (expense) — net	44	148	112	302
Interest expense
Long-term debt	(45)	(45)	(132)	(136)
Other	(3)	(8)	(18)	(22)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(287)	147	(197)	(153)
Income tax benefit (expense)	30	(36)	32	4

	(257)	111	(165)	(149)
Minority interests — net of tax	(7)	(10)	(29)	(52)
Equity in net loss of associated companies — net of tax	–	(13)	(2)	(38)

Net earnings (loss) from continuing operations	(264)	88	(196)	(239)
Net earnings (loss) from discontinued operations — net of tax	5	43	12	157

Net earnings (loss) before cumulative effect of accounting change	(259)	131	(184)	(82)
Cumulative effect of accounting change — net of tax	–	–	–	(12)

Net earnings (loss)	$(259)	$131	$(184)	$(94)

Basic earnings (loss) per common share
— from continuing operations	$(0.06)	$0.02	$(0.04)	$(0.06)
— from discontinued operations	0.00	0.01	0.00	0.04

Basic earnings (loss) per common share	$(0.06)	$0.03	$(0.04)	$(0.02)

Diluted earnings (loss) per common share
— from continuing operations	$(0.06)	$0.02	$(0.04)	$(0.06)
— from discontinued operations	0.00	0.01	0.00	0.04

Diluted earnings (loss) per common share	$(0.06)	$0.03	$(0.04)	$(0.02)

* See note 2

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(millions of U.S. dollars)	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$3,390	$3,997
Restricted cash and cash equivalents	77	63
Accounts receivable — net	2,134	2,505
Inventories — net	1,503	1,190
Income taxes recoverable	53	90
Deferred income taxes — net	229	369
Other current assets	312	315

Total current assets	7,698	8,529

Investments	170	244
Plant and equipment — net	1,591	1,656
Goodwill	2,304	2,305
Intangible assets — net	79	86
Deferred income taxes — net	3,610	3,397
Other assets	337	374

Total assets	$15,789	$16,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$13	$17
Trade and other accounts payable	703	861
Payroll and benefit-related liabilities	507	764
Contractual liabilities	636	530
Restructuring liabilities	190	206
Other accrued liabilities	2,400	2,505
Long-term debt due within one year	13	119

Total current liabilities	4,462	5,002

Long-term debt	3,862	3,891
Deferred income taxes — net	170	191
Other liabilities	2,938	2,945

Total liabilities	11,432	12,029

Minority interests in subsidiary companies	619	617

Commitments and contingencies (notes 13 and 19)

SHAREHOLDERS’ EQUITY
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares:
4,272,671,213 as of September 30, 2004 and 4,166,714,475 as of December 31, 2003	33,840	33,674
Additional paid-in capital	3,261	3,341
Accumulated deficit	(32,716)	(32,532)
Accumulated other comprehensive loss	(647)	(538)

Total shareholders’ equity	3,738	3,945

Total liabilities and shareholders’ equity	$15,789	$16,591

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(millions of U.S. dollars)	2004	2003

		As restated *

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(196)	$(239)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	260	429
Non-cash portion of special charges and related asset write downs	–	87
Equity in net loss of associated companies	2	38
Stock option compensation	55	35
Deferred income taxes	(12)	(17)
Other liabilities	190	94
Gain on repurchases of outstanding debt securities	–	(4)
(Gain) loss on sale or write down of investments and businesses	(147)	(8)
Other — net	(288)	(618)
Change in operating assets and liabilities	(325)	(82)

Net cash from (used in) operating activities of continuing operations	(461)	(285)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(194)	(105)
Proceeds on disposals of plant and equipment	10	22
Acquisitions of investments and businesses — net of cash acquired	(7)	(53)
Proceeds on sale of investments and businesses	143	51

Net cash from (used in) investing activities of continuing operations	(48)	(85)

Cash flows from (used in) financing activities
Increase (decrease) in notes payable — net	(2)	(39)
Repayments of long-term debt	(107)	(267)
Repayments of capital leases payable	(5)	(9)
Dividends paid by subsidiaries to minority interests	(24)	(26)
Issuance of common shares	30	2

Net cash from (used in) financing activities of continuing operations	(108)	(339)

Effect of foreign exchange rate changes on cash and cash equivalents	(6)	97

Net cash from (used in) continuing operations	(623)	(612)
Net cash from (used in) discontinued operations	16	389

Net increase (decrease) in cash and cash equivalents	(607)	(223)
Cash and cash equivalents at beginning of period	3,997	3,790

Cash and cash equivalents at end of period	$3,390	$3,567

* See note 2

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited)
(millions of U.S. dollars, except per share amounts, unless otherwise stated)

1.	Significant accounting policies

Basis of presentation

The unaudited consolidated financial statements of Nortel Networks Corporation (“Nortel”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2003, except as described in note 3. Although Nortel is headquartered in Canada, the unaudited consolidated financial statements are expressed in U.S. dollars as the greater part of the financial results and net assets of Nortel are denominated in U.S. dollars.

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable and customer financing, receivables sales, inventory obsolescence, product warranty, amortization, asset valuations, impairment assessments, employee benefits including pensions, taxes, restructuring and other provisions, stock-based compensation and contingencies.

As described in note 2, the unaudited consolidated statements of operations for the three and nine months ended September 30, 2003, and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2003, including the applicable notes, were restated.

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and nine months ended September 30, 2004 are not necessarily indicative of financial results for the full year. The unaudited consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC (“Nortel 2003 Annual Report”).

Comparative figures

Certain 2003 figures in the unaudited consolidated financial statements have been reclassified to conform to the 2004 presentation and certain 2003 figures have been restated as set out in note 2.

Recent accounting pronouncements

(a)	In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on Nortel’s results of operations and financial position.

(b)	On September 30, 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings (loss) per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings (loss) per share amounts presented for comparative purposes be restated. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 will not have an impact on Nortel’s diluted earnings (loss) per share.

(c)	In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), that will impact Nortel, including the requirement to estimate employee forfeitures each period when recognizing compensation expense, and requiring that the initial and subsequent measurement of the cost of liability-based service awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective as of the first interim or annual reporting period beginning after June 15, 2005. Nortel elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”). Nortel is currently assessing the impact of SFAS 123R on its results of operations and financial position.

(d)	In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), be recognized as current-period charges rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires that allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The guidance should be applied prospectively. Nortel is currently assessing the impact of SFAS 151 on its results of operations and financial position.

2.	Restatement

First Restatement

In May 2003, Nortel commenced certain balance sheet reviews at the direction of certain members of former management that led to a comprehensive review and analysis of its assets and liabilities (the “Comprehensive Review”), which resulted in the restatement (effected in December 2003) of its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003 (the “First Restatement”).

The Comprehensive Review purported to (i) identify balance sheet accounts that, as of June 30, 2003, were not supportable and required adjustment; (ii) determine whether such adjustments related to the third quarter of 2003 or prior periods; and (iii) document certain account balances in accordance with Nortel’s accounting policies and procedures. The Comprehensive Review was supplemented by additional procedures carried out between July 2003 and November 2003 to quantify the effects of potential adjustments in the relevant periods and review the appropriateness of releases of certain contractual liability and other related provisions (also called accruals, reserves or accrued liabilities) in the six fiscal quarters ending with the fiscal quarter ended June 30, 2003 and formed the basis for the adjustments made to the financial statements in the First Restatement.

On December 23, 2003, Nortel filed with the SEC an amended Annual Report on Form 10-K/A for the year ended December 31, 2002 (the “2002 Form 10-K/A”) and amended Quarterly Reports on Form 10-Q/A for the first and second quarters of 2003 (the “2003 Form 10-Q/As”) reflecting the First Restatement. As disclosed in those reports, the net effect of the First Restatement adjustments was a reduction in accumulated deficit of $497, $178 and $31 as of December 31, 2002, 2001 and 2000, respectively.

Second Restatement

In late October 2003, the Audit Committee of Nortel and Nortel Networks Limited (“NNL”) Boards of Directors (the “Audit Committee”) initiated an independent review of the facts and circumstances leading to the First Restatement (the “Independent Review”) and engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP

(“WCPHD”) to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that the Board adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. The Independent Review focused initially on events relating to the establishment and release of contractual liability and other related provisions in the second half of 2002 and the first half of 2003, including the involvement of senior corporate leadership. As the Independent Review evolved, its focus broadened to include specific provisioning activities in each of the business units and geographic regions. In light of concerns raised in the initial phase of the Independent Review, the Audit Committee expanded the review to include provisioning activities in the third and fourth quarters of 2003.

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review provision releases in each of the four quarters of 2003, down to a low threshold. That examination, and other errors identified by management, led to the restatement of Nortel’s consolidated financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002 (the “Second Restatement”).

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

Other accounting practices that management examined and adjusted as part of the Second Restatement included, among other things, the following:

•	Nortel’s foreign exchange accounting as part of management’s plan to address an identified material weakness related to foreign currency translation;

•	intercompany balances that did not eliminate upon consolidation and related provisions;

•	the accounting treatment of the February 2001 acquisition of the 980 NPLC business from JDS Uniphase Corporation (“JDS”) and the related OEM Purchase and Sale Agreement;

•	special charges relating to goodwill, inventory impairment, contract settlement costs and other charges; and

•	the accounting treatment of certain elements of discontinued operations.

Due to, among other factors, significant turnover in Nortel’s finance personnel, changes in accounting systems, documentation weaknesses and identified material weaknesses in internal control over financial reporting, the Second Restatement involved hundreds of Nortel finance personnel and a number of outside consultants and advisors. The process required the review and verification of a substantial number of documents and communications and related accounting entries over multiple fiscal periods. In addition, the review of accruals and provisions and the application of accounting literature to certain matters in the Second Restatement, including revenue recognition, foreign exchange, special charges and discontinued operations, was complicated by the passage of time, lack of availability of supporting records and the turnover of finance personnel. As a result of this complexity, estimates and assumptions that impact both the quantum of the various recorded adjustments and the fiscal period to which they were attributed were required in the determination of certain of the Second Restatement adjustments. Nortel believes the procedures followed in determining such estimates were appropriate and reasonable using the best available information.

The following tables present the impact of the Second Restatement adjustments on Nortel’s previously reported consolidated statements of operations and a summary of the adjustments from the Second Restatement for the three and nine months ended September 30, 2003. The Second Restatement adjustments related primarily to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes, and are described in the paragraphs following the tables below:

•	Revenues and cost of revenues;

•	Foreign exchange;

•	Intercompany balances;

•	Special charges;

•	Other;

•	Reclassifications; and

•	Discontinued operations.

Consolidated Statements of Operations

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

Revenues	$2,266	$78	$2,344	$6,981	$(54)	$6,927
Cost of revenues	1,074	140	1,214	3,717	303	4,020

Gross profit	1,192	(62)	1,130	3,264	(357)	2,907

Selling, general and administrative expense	486	41	527	1,413	45	1,458
Research and development expense	485	(30)	455	1,470	(30)	1,440
Amortization of acquired technology and other	32	–	32	98	–	98
Deferred stock option compensation	15	(14)	1	50	(34)	16
Special charges	70	10	80	180	18	198
(Gain) loss on sale of businesses and assets	(20)	3	(17)	(28)	22	(6)

Operating earnings (loss)	124	(72)	52	81	(378)	(297)

Other income (expense) — net	100	48	148	127	175	302
Interest expense
Long-term debt	(45)	–	(45)	(134)	(2)	(136)
Other	–	(8)	(8)	(10)	(12)	(22)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	179	(32)	147	64	(217)	(153)
Income tax benefit (expense)	(24)	(12)	(36)	4	–	4

	155	(44)	111	68	(217)	(149)
Minority interests — net of tax	(20)	10	(10)	(36)	(16)	(52)
Equity in net loss of associated companies — net of tax	(5)	(8)	(13)	(35)	(3)	(38)

Net earnings (loss) from continuing operations	130	(42)	88	(3)	(236)	(239)
Net earnings (loss) from discontinued operations — net of tax	55	(12)	43	244	(87)	157

Net earnings (loss) before cumulative effect of accounting change	185	(54)	131	241	(323)	(82)
Cumulative effect of accounting change — net of tax	–	–	–	(8)	(4)	(12)

Net earnings (loss)	$185	$(54)	$131	$233	$(327)	$(94)

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.03	$(0.01)	$0.02	$(0.00)	$(0.06)	$(0.06)
— from discontinued operations	0.01	0.00	0.01	0.05	(0.01)	0.04

Basic and diluted earnings (loss) per common share	$0.04	$(0.01)	$0.03	$0.05	$(0.07)	$(0.02)

Summary of Restatement Adjustments for the three months ended September 30, 2003:

	Revenues		Inter-				Dis-
	and cost of	Foreign	company	Special		Reclassifi-	continued	Total
	revenues	exchange	balances	charges	Other	cations	operations	adjustments

Revenues	$78	$–	$–	$–	$–	$–	$–	$78
Cost of revenues	88	4	6	–	32	10	–	140

Gross profit	(10)	(4)	(6)	–	(32)	(10)	–	(62)

Selling, general and administrative expense	–	–	–	–	38	3	–	41
Research and development expense	–	–	(4)	–	(26)	–	–	(30)
Deferred stock option compensation	–	–	–	–	(14)	–	–	(14)
Special charges	–	–	–	10	–	–	–	10
(Gain) loss on sale of businesses and assets	–	–	–	–	(2)	5	–	3
Other income (expense) — net	–	(4)	2	–	32	18	–	48
Interest expense — long term debt	–	–	–	–	–	–	–	–
Interest expense — other	–	–	(4)	–	(4)	–	–	(8)
Income tax benefit (expense)	–	–	–	–	(12)	–	–	(12)
Minority interests — net of tax	–	–	–	–	10	–	–	10
Equity in net loss of associated companies — net of tax	–	–	–	–	(8)	–	–	(8)
Net earnings (loss) from discontinued operations — net of tax	–	–	–	–	–	–	(12)	(12)
Cumulative effect of accounting change — net of tax	–	–	–	–	–	–	–	–

Total restatement adjustments	$(10)	$(8)	$(4)	$(10)	$(10)	$–	$(12)	$(54)

Summary of Restatement Adjustments for the nine months ended September 30, 2003:

	Revenues		Inter-				Dis-
	and cost of	Foreign	company	Special		Reclassifi-	continued	Total
	revenues	exchange	balances	charges	Other	cations	operations	adjustments

Revenues	$(54)	$–	$–	$–	$–	$–	$–	$(54)
Cost of revenues	120	13	4	–	138	28	–	303

Gross profit	(174)	(13)	(4)	–	(138)	(28)	–	(357)

Selling, general and administrative expense	–	–	2	–	29	14	–	45
Research and development expense	–	–	(9)	–	(16)	(5)	–	(30)
Deferred stock option compensation	–	–	–	–	(34)	–	–	(34)
Special charges	–	–	–	18	–	–	–	18
(Gain) loss on sale of businesses and assets	–	–	–	–	4	18	–	22
Other income (expense) — net	–	110	(23)	–	44	55	(11)	175
Interest expense — long term debt	–	–	–	–	(2)	–	–	(2)
Interest expense — other	–	–	(3)	–	(9)	–	–	(12)
Income tax benefit (expense)	–	–	–	–	–	–	–	–
Minority interests — net of tax	–	–	–	–	(16)	–	–	(16)
Equity in net loss of associated companies — net of tax	–	–	–	–	(3)	–	–	(3)
Net earnings (loss) from discontinued operations — net of tax	–	–	–	–	–	–	(87)	(87)
Cumulative effect of accounting change — net of tax	–	–	–	–	(4)	–	–	(4)

Total restatement adjustments	$(174)	$97	$(23)	$(18)	$(111)	$–	$(98)	$(327)

The effect of the Second Restatement adjustments on the consolidated balance sheet as of September 30, 2003 is shown following the discussion below.

Revenues and cost of revenues

Revenues and cost of revenues were impacted by various errors related to revenue recognition, corrections to foreign exchange accounting, intercompany related items and other adjustments, including financial statement reclassifications. These items are further described below. The net impact to revenues of the adjustments was an increase of $78 and a decrease of $54 for the three and nine months ended September 30, 2003, respectively. The net impact to cost of revenues related to these revenue adjustments, and the other corrections was an increase of $140 and $303 for the three and nine months ended September 30, 2003, respectively. The following table summarizes the revenue recognition adjustments and other adjustments to revenues and cost of revenues, which decreased gross profit by $62 and $357 in the three and nine months ended September 30, 2003, respectively:

	Three months ended September 30,		Nine months ended September 30,
		Cost of		Cost of
	Revenues	revenues	Revenues	revenues

Revenue recognition adjustments:
Application of SAB 101 or SOP 97-2 (a)
Title and delivery	$8	$4	$43	$16
Undelivered elements and liquidated damages	(21)	14	(119)	26
Application of SOP 81-1 (b)	77	65	95	115

Persuasive evidence of an arrangement	13	7	–	–
Other revenue recognition adjustments	1	(2)	(73)	(37)

Increase (decrease) associated with revenue recognition	78	88	(54)	120

Other adjustments:
Foreign exchange	–	4	–	13
Intercompany	–	6	–	4
Other	–	32	–	138
Reclassifications	–	10	–	28

Increase (decrease) to revenues and cost of revenues	$78	$140	$(54)	$303

(a)	Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements” (“SAB 101”); Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”).
(b)	SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

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

Revenues were recognized on certain contracts with potential liquidated damages arising primarily from network outages, shipment delays or product development delays on undelivered elements. Generally, revenues and related cost of revenues should have been deferred up to the maximum potential liquidated damages until the damages had been incurred or there was no longer a possibility of incurring such damages. Specific contracts, primarily in the Asia Pacific region, had the potential for liquidated damages plus right of return privileges if such damages exceeded contractually defined thresholds due to a product development delay (undelivered element). Revenues for all products delivered should have been deferred until the undelivered element was delivered. After delivery of the undelivered element, and in light of a lack of a reasonable and reliable history of comparable product returns on which to base a returns allowance, revenues should have been deferred until the right of return had lapsed or until expected returns could be reasonably estimated. After the right of return had lapsed or reasonable estimates of expected returns could be made, revenues should have continued to be deferred up to the amount of the maximum potential liquidated damages until either the earlier of when the damages were incurred, or there was no longer the possibility of incurring any damages. As originally recorded, cost provisions were recorded for the amount of the estimated damages and/or cost of product replacement. To correct these items, related cost provisions were reversed and revenues and associated cost of revenues were recognized in the appropriate periods.

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

Persuasive evidence of an arrangement

For a specific transaction in the Asia Pacific region, revenues were recognized after a notice of award was received but before a contract was executed. Revenues should have been deferred until a contract was executed. To correct for this item, revenues and related cost of revenues were deferred from the second quarter to the third quarter of 2003 when contract execution occurred.

Other revenue recognition adjustments

Other adjustments primarily included corrections related to an overstatement of revenues and cost of revenues as a result of two specific transactions recorded in the first quarter of 2003 which should have been recorded in 2002. In addition, other revenue recognition adjustments were made which related to a specific contract in the Caribbean and Latin America (“CALA”) region, other errors related to non-cash incentives and concessions provided to customers and other calculation errors.

Foreign exchange

As part of the plan to address a material weakness reported in Nortel’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, a review of foreign exchange accounting was undertaken. The net impact was a decrease to pre-tax earnings of $8 and a decrease to pre-tax loss of $97 for the three and nine months ended September 30, 2003, respectively. The following presents the impact of these restatement adjustments on the consolidated statements of operations for the three and nine months ended September 30, 2003, which are described below:

	Three months	Nine months
	ended	ended
	September 30, 2003	September 30, 2003

Gross profit
Other errors	$(4)	$(13)

Total increase (decrease) to gross profit	$(4)	$(13)

Other income
Functional currency designation	$(3)	$92
Intercompany transaction designation	(3)	(59)
Revaluation errors related to discontinued operations	1	40
Other errors	1	37

Total increase (decrease) to other income	$(4)	$110

Net impact to pre-tax earnings or loss	$(8)	$97

Functional currency designation

The determination of the functional currency for certain entities was re-examined, based on the guidance under SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). As a result, Nortel identified four instances in which the functional currency designation of an entity was incorrect. These revisions resulted in increases or decreases to other income (expense) — net.

Intercompany transaction designation

Nortel identified two instances of incorrect treatment of significant foreign currency translation gains and losses arising from intercompany positions. Under SFAS 52, intercompany foreign currency transactions that were long-term in nature should have been recorded in accumulated other comprehensive loss on the balance sheet when translated rather than recorded as a transactional gain or loss in the statement of operations. The net impact of the adjustments was an increase or decrease to other income (expense) — net, with an offset to accumulated other comprehensive loss.

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

Intercompany balances

Historically, Nortel had certain intercompany balances that did not eliminate upon consolidation (“out-of-balance positions”), and provisions had been recorded accordingly. As part of the Second Restatement, Nortel reviewed these provisions and determined that they should not have been recorded. Adjustments were recorded in the appropriate periods to reverse these provisions and to correct the significant out-of-balance positions. The adjustments to reverse the provisions affected the second quarter of 2003 and periods prior to 2000. The net impact was a decrease of $4 to pre-tax earnings and an increase of $23 to pre-tax loss for the three and nine months ended September 30, 2003, respectively.

Special charges

As part of the Second Restatement, the components of special charges were re-examined and the impact to special charges was an increase of $10 and $18 for the three and nine months ended September 30, 2003, respectively. Adjustments for restructuring were recorded to special charges related to contract settlement costs, including real estate related items, severance and fringe benefit related costs and plant and equipment impairment costs. Nortel determined that these items were either recorded in special charges in error or, although correctly recorded when originally recognized, were not adjusted in the appropriate subsequent periods for changes in estimates and/or assumptions. The following presents the impact of these other adjustments on special charges for the three and nine months ended September 30, 2003:

	Three months	Nine months
	ended September 30,	ended September 30,
	2003	2003

Contract settlement costs	$10	$(18)
Plant and equipment impairment costs	–	32
Severance and fringe benefit related costs	–	4

Total increase (decrease) to special charges	$10	$18

Other

Other adjustments recorded were primarily to correct certain accruals, provisions or other transactions which were either initially recorded incorrectly in prior periods, or not properly released or adjusted for changes in estimates and/or assumptions in the appropriate subsequent periods. The components of these adjustments for the three and nine months ended September 30, 2003, are described below.

	Three months	Nine months
	ended September 30,	ended September 30,
	2003	2003

Other adjustments
Cost of revenues	$(32)	$(138)
Selling, general and administrative expense	(38)	(29)
Research and development expense	26	16
Deferred stock option compensation	14	34
(Gain) loss on sale of businesses and assets	2	(4)
Other income (expense) — net	32	44
Interest expense	(4)	(11)
Income tax benefit (expense)	(12)	–
Minority interests — net of tax	10	(16)
Equity in net loss of associated companies — net of tax	(8)	(3)
Cumulative effect of accounting changes — net of tax	–	(4)

Net impact to earnings or loss	$(10)	$(111)

Cost of revenues

For the three months ended September 30, 2003, the increase to cost of revenues of $32 was comprised primarily of an increase of approximately $15 for inventory and product related accruals, approximately $12 for customer and contract related accruals and approximately $8 for warranty costs, partially offset by $3 related to other accruals.

For the nine months ended September 30, 2003, the increase to cost of revenues of $138 was comprised primarily of an increase of approximately $51 for customer and contract related accruals, approximately $43 for warranty costs, approximately $30 for inventory and product related accruals, and approximately $14 related to other accruals.

Selling, general and administrative expense

For the three months ended September 30, 2003, the increase of $38 to selling, general and administrative expense was comprised primarily of an increase of approximately $6 related to contract amendments and settlements with certain service providers and an increase of approximately $44 to other accruals, partially offset by a decrease of approximately $3 related to bad debt expense and approximately $9 to reflect net adjustments to the timing of employee bonus related accruals.

For the nine months ended September 30, 2003, the increase of $29 to selling, general and administrative expense was comprised primarily of an increase of approximately $48 related to contract amendments and settlements with certain service providers and an increase of approximately $83 to other accruals, partially offset by decreases of approximately $51 related to bad debt expense and approximately $51 to reflect net adjustments to the timing of employee bonus related accruals.

Research and development expense

For the three months ended September 30, 2003, the decrease of $26 in research and development expense was primarily the result of a decrease of approximately $15 to correctly treat certain software repair costs as warranty costs and a net decrease of approximately $11 related to accruals regarding various research and development projects and other accruals.

For the nine months ended September 30, 2003, the decrease of $16 in research and development expense was primarily the result of approximately $45 to correctly treat certain software repair costs as warranty costs, partially offset by an increase of approximately $29 related to accruals regarding various research and development projects and other accruals.

Deferred stock option compensation

For the three and nine months ended September 30, 2003, the decrease of $14 and $34, respectively, in deferred stock option compensation was the result of a correction to the calculation of the valuation of deferred compensation on an acquisition in a prior year.

Other income (expense) — net

For the three months ended September 30, 2003, the increase of $32 in other income was primarily the result of adjustments of approximately $13 related to sales and use and other tax provisions, and approximately $19 related to other accruals.

For the nine months ended September 30, 2003, the increase of $44 in other income was primarily the result of an increase of approximately $17 from corrections to the timing of the recognition of the impairment of certain investments, approximately $16 for unused customer credits originally recognized as a reduction to customer revenues in this period and approximately $35 related to other accruals, partially offset by an adjustment of approximately $15 related to sales of receivables and customer financing and a decrease of approximately $9 related to sales and use and other tax accruals.

Interest expense

For the three months ended September 30, 2003, the increase to interest expense of $4 was primarily related to long-term debt for corrections to accounting for certain sale-leaseback transactions.

For the nine months ended September 30, 2003, the increase to interest expense of $11 was primarily the result of a $13 increase related to long-term debt for corrections to accounting for certain sale-leaseback transactions, partially offset by a $2 decrease from adjustments to the timing of the recognition of costs associated with sales of receivables and customer financing.

Income taxes, minority interests and equity in net loss of associated companies — net of tax

Income tax benefit (expense) and minority interests were also adjusted as part of the Second Restatement. The adjustment to income taxes was an increase of $12 to income tax expense and nil to income tax benefit (expense) for the three and nine months ended September 30, 2003, respectively, primarily related to the tax impact of the restatements, investment tax credits and taxes attributable to preferred share dividends. The adjustment to minority interests — net of tax as a result of the Second Restatement adjustments was a decrease of $10 and an increase of $16 for the three and nine months ended September 30, 2003, respectively.

As part of the Second Restatement, equity in net loss of associated companies — net of tax was adjusted to reflect the final reported losses of the associated companies for the period rather than the estimates that were used when originally recorded. The adjustment resulted in a decrease to net earnings of $8 and an increase to net loss of $3 for the three and nine months ended September 30, 2003, respectively.

Reclassifications

As a result of the restatement process, various presentation inconsistencies were identified. Adjustments were made to appropriately reflect certain items in the consolidated statements of operations. The reclassifications were made for royalty expense, (gain) loss on sale of businesses and assets and other items including certain functional spending and specific expenses. The amounts that were reclassified for the three and nine months ended September 30, 2003 are detailed below:

	Royalty	Disposal
	expense	of assets	Other	Total

Three months ended September 30, 2003
Cost of revenues	$13	$–	$(3)	$10
Selling, general and administrative expense	–	–	3	3
(Gain) loss on sale of businesses and assets	–	5	–	5
Other expense	(13)	(5)	–	(18)

Net impact of reclassifications	$–	$–	$–	$–

Nine months ended September 30, 2003
Cost of revenues	$37	$–	$(9)	$28
Selling, general and administrative expense	–	–	14	14
Research and development expense	–	–	(5)	(5)
(Gain) loss on sale of businesses and assets	–	18	–	18
Other expense	(37)	(18)	–	(55)

Net impact of reclassifications	$–	$–	$–	$–

Discontinued operations

As a result of the restatement process, the initial provision for loss on disposal of the access solutions discontinued operations recorded in June 2001, and the subsequent activity during 2001 through 2004 were re-examined. Nortel concluded that the net loss on disposal of operations recognized in the second quarter of 2001 was overstated. In addition, other adjustments were necessary to correct certain items that were either initially recorded incorrectly, or not properly released or adjusted for changes in estimates in the appropriate periods subsequent to the second quarter of 2001. The net impact of the adjustments was a decrease of $12 and $87 (net of tax of $1), respectively, to the previously reported net earnings from discontinued operations for the three and nine months ended September 30, 2003.

For the three months ended September 30, 2003, the $12 decrease to net earnings from discontinued operations consisted primarily of decreases resulting from additional provisions related to discontinued operations.

For the nine months ended September 30, 2003, the $87 decrease to net earnings from discontinued operations consisted primarily of a decrease of approximately $90 resulting from the elimination of a gain on redemption of an investment interest due to the reversal in an earlier period of a full valuation allowance that had been recorded against the investment interest when acquired, a decrease of approximately $39 related to the revaluation of certain foreign denominated customer financing provisions and a net decrease of approximately $24 resulting from additional provisions related to discontinued operations, partially offset by a $51 net increase from adjustments to contingent liabilities and an increase of approximately $11 related to a gain on settlement of a sales representation agreement which had previously been recorded in continuing operations.

Balance sheet

The following table presents the impact of the Second Restatement adjustments on Nortel’s previously reported consolidated balance sheet as of September 30, 2003. The impact on inventories — net and various liabilities, including deferred revenue, was primarily due to the adjustments to revenues and cost of revenues described above. The adjustments to plant and equipment — net and long-term debt primarily related to corrections to the accounting for certain sale-leaseback transactions. In addition, there were reclassifications resulting from the restatement adjustments and to conform to the 2003 presentation in the consolidated balance sheet.

Consolidated Balance Sheet as of September 30, 2003

	As previously
	reported	Adjustments	As restated

ASSETS
Current assets
Cash and cash equivalents	$3,566	$1	$3,567
Restricted cash and cash equivalents	113	–	113
Accounts receivable — net	2,065	(37)	2,028
Inventories — net	928	501	1,429
Income taxes recoverable	63	5	68
Deferred income taxes — net	415	–	415
Other current assets	419	(15)	404

Total current assets	7,569	455	8,024

Investments	183	88	271
Plant and equipment — net	1,470	196	1,666
Goodwill	2,233	48	2,281
Intangible assets — net	92	–	92
Deferred income taxes — net	3,224	(5)	3,219
Other assets	511	(102)	409

Total assets	$15,282	$680	$15,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$23	$–	$23
Trade and other accounts payable	768	(59)	709
Payroll and benefit-related liabilities	708	32	740
Contractual liabilities	768	(165)	603
Restructuring	273	(64)	209
Other accrued liabilities	2,311	401	2,712
Long-term debt due within one year	112	7	119

Total current liabilities	4,963	152	5,115

Long-term debt	3,758	130	3,888
Deferred income taxes — net	280	(24)	256
Other liabilities	2,289	361	2,650

Total liabilities	11,290	619	11,909

Minority interests in subsidiary companies	613	8	621

SHAREHOLDERS’ EQUITY
Common shares, without par value	33,802	(350)	33,452
Additional paid-in capital	3,554	1	3,555
Deferred stock option compensation	(38)	38	–
Accumulated deficit	(33,006)	(54)	(33,060)
Accumulated other comprehensive loss	(933)	418	(515)

Total shareholders’ equity	3,379	53	3,432

Total liabilities and shareholders’ equity	$15,282	$680	$15,962

3.	Accounting changes

(a)	Stock-based compensation

Effective January 1, 2003, Nortel elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS 148. Prior to January 1, 2003, Nortel, as permitted by SFAS 123, applied the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its employee stock-based compensation plans. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the award. Compensation expense is adjusted for the forfeiture of non-vested awards in the period when the forfeiture occurs.

Had Nortel applied the fair value based method to all stock-based awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for each of the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net earnings (loss) — reported	$(259)	$131	$(184)	$(94)
Stock-based compensation — reported (a)	17	30	95	47
Deferred stock option compensation — reported (b)	–	1	–	16
Stock-based compensation — pro forma (c)	(34)	(115)	(190)	(405)

Net earnings (loss) — pro forma	$(276)	$47	$(279)	$(436)

Basic earnings (loss) per common share:
Reported	$(0.06)	$0.03	$(0.04)	$(0.02)
Pro forma	$(0.06)	$0.01	$(0.06)	$(0.10)

Diluted earnings (loss) per common share:
Reported	$(0.06)	$0.03	$(0.04)	$(0.02)
Pro forma	$(0.06)	$0.01	$(0.06)	$(0.10)

(a)	Stock-based compensation — reported, included:
i.	Stock option expense for the three and nine months ended September 30, 2004 of $20 and $55, respectively, which was net of tax of nil in each period. For the three and nine months ended September 30, 2003, the amounts were $7 and $19, respectively, which was net of tax of nil in each period;
ii.	Employer portion of stock purchase plan contributions expense for the three and nine months ended September 30, 2004 of nil (see note 15). For the three and nine months ended September 30, 2003, the amounts were $2 and $5, respectively, which was net of tax of nil in each period;
iii.	Restricted stock units expense for the three and nine months ended September 30, 2004 of nil and $41, respectively, which was net of tax of nil in each period. For the three and nine months ended September 30, 2003, the amounts were $19 and $19, respectively, which were net of tax of nil in each period; and
iv.	Deferred stock units expense for the three and nine months ended September 30, 2004 of $(3) and $(1), respectively, which was net of tax of nil in each period. For the three and nine months ended September 30, 2003, the amounts were $2 and $4, respectively, which was net of tax of nil in each period.
(b)	Deferred stock option compensation — reported represented the amortization of deferred stock option compensation related primarily to unvested stock options held by employees of companies acquired in a purchase acquisition. For the three and nine months ended September 30, 2004, the amounts were net of tax of nil in each period. For the three and nine months ended September 30, 2003, the amounts were $1 and $16, respectively, which was net of tax of nil in each period.
(c)	Stock-based compensation — pro forma was net of tax of nil in each period.

The following weighted-average assumptions were used in computing the fair value of stock options for each of the three months and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2004 (a)	2003	2004	2003

Black-Scholes weighted-average assumptions
Expected dividend yield	–	0.00%	0.00%	0.00%
Expected volatility	–	93.29%	94.49%	92.49%
Risk-free interest rate	–	3.17%	2.96%	2.81%
Expected option life in years	–	4	4	4

Weighted-average stock option fair value per option granted	$–	$1.94	$5.21	$1.57

(a)	For the three months ended September 30, 2004, no stock options were granted.

(b)	Asset retirement obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to certain legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to net earnings (loss). When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement. Effective January 1, 2003, Nortel adopted the initial recognition and measurement provisions of SFAS 143 and identified certain asset retirement obligations to remediate leased premises and buildings and equipment situated on leased land. The adoption of SFAS 143 resulted in an increase to net loss of $12 (net of tax of nil) which has been reported as a cumulative effect of accounting change — net of tax, an increase in plant and equipment — net of $4 and an asset retirement obligation liability of $16 as of January 1, 2003. The adoption of SFAS 143 did not have a material impact on depreciation and accretion expense or basic and diluted earnings (loss) per share.

(c)	Accounting for certain financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable non-controlling interests, and requires that those instruments be classified as liabilities on the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FSP Financial Accounting Standard (“FSP FAS”) 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FSP FAS 150-3”), which deferred indefinitely the effective date for applying the specific provisions within SFAS 150 related to the classification and measurement of mandatorily redeemable non-controlling interests. The adoption of SFAS 150, as amended by FSP FAS 150-3, did not have a material impact on Nortel’s results of operations and financial position.

As of December 31, 2003 and September 30, 2004, Nortel continued to consolidate two enterprises with limited lives. Upon liquidation in 2024, the net assets of these entities will be distributed to the owners based on their relative interests at that time. The minority interest included in the consolidated balance sheet related to these entities as of September 30, 2004 was $44. Nortel has not yet determined the fair value of this minority interest as of September 30, 2004.

4.	Consolidated financial statement details

The following consolidated financial statement details are presented for each of the three and nine months ended September 30, 2004 and 2003 for the consolidated statements of operations, as of September 30, 2004 and December 31, 2003 for the consolidated balance sheets and for each of the nine months ended September 30, 2004 and 2003 for the consolidated statements of cash flows.

Consolidated statements of operations

In August 2004, Nortel entered into a contract with Bharat Sanchar Nigram Limited to establish a wireless network in India. Nortel’s commitments to date for orders received under this contract have resulted in an estimated project loss of approximately $159, which has been recorded as cost of revenues and accrued within contractual liabilities in the third quarter of 2004.

During the third quarter of 2004, Nortel reduced revenue by approximately $80 to correct for previously recognized revenue relating to past sales of Optical Networks equipment which we subsequently determined should have been deferred and recognized with the delivery of future contractual PCS and other services over the term of the PCS. The associated costs of revenues were also deferred resulting in no significant impact on Nortel’s gross margin as a percentage of revenues in the third quarter of 2004.

During the three and nine months ended September 30, 2003, Nortel reversed provisions of $68 and $87, respectively, relating to a customer bankruptcy settlement, which had the effect of reducing cost of revenues by $53 and $53, respectively, and selling, general and administrative (“SG&A”) expense by nil and $4, respectively, and increasing other income (expense) — net by $15 and $30, respectively.

Other income (expense) — net:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Interest income	$16	$15	$47	$53
Gain (loss) on sale or write down of investments	1	11	33	2
Currency exchange gains (losses)	53	7	53	113
Other — net	(26)	115	(21)	134

Other income (expense) — net	$44	$148	$112	$302

Other income (expense) — net includes a gain of $31 resulting from a correction in the third quarter of 2004 relating to a cumulative error in functional currency designation of an entity in Brazil.

Consolidated balance sheets

Accounts receivable — net:

	September 30,	December 31,
	2004	2003

Trade receivables	$1,721	$2,117
Contracts in process	538	582

	2,259	2,699

Less: provision for doubtful accounts	(125)	(194)

Accounts receivable — net	$2,134	$2,505

Inventories — net:

	September 30,	December 31,
	2004	2003

Raw materials	$109	$249
Work in process	359	221
Finished goods	1,035	720

Inventories — net (a)	$1,503	$1,190

(a)	Net of inventory provisions of $1,045 and $1,226 as of September 30, 2004 and December 31, 2003, respectively. Other reserves for claims related to contract manufacturers and suppliers of $61 and $120 as of September 30, 2004 and December 31, 2003, respectively, were included in other accrued liabilities. These accruals were related to cancellation charges, contracted-for inventory in excess of future demand and the settlement of certain other claims.

Other current assets:

	September 30,	December 31,
	2004	2003

Prepaid expenses	$206	$176
Current assets of discontinued operations (a)	19	28
Other	87	111

Other current assets	$312	$315

(a)	See note 18 for additional information.

Plant and equipment — net:

	September 30,	December 31,
	2004	2003

Cost:
Land	$62	$62
Buildings	1,428	1,483
Machinery and equipment	2,525	2,749

	4,015	4,294

Less accumulated depreciation:
Buildings	(442)	(457)
Machinery and equipment	(1,982)	(2,181)

	(2,424)	(2,638)

Plant and equipment — net (a) (b) (c)	$1,591	$1,656

(a)	Included assets held for sale with a carrying value of $26 and $30 as of September 30, 2004 and December 31, 2003, respectively, related to owned facilities that were being actively marketed. These assets were written down in previous periods to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel expects to dispose of all of these facilities by mid-2005.
(b)	Included variable interest entity assets consolidated prospectively, as required by FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), of $91 and $183 as of September 30, 2004 and December 31, 2003, respectively.
(c)	Included the impact of leases recorded prospectively, as required by EITF 01-8, “Determining Whether an Arrangement Contains a Lease”, of $3 and $2 as of September 30, 2004 and December 31, 2003, respectively.

Goodwill:

The following table outlines goodwill by reportable segment:

	Wireless	Enterprise	Wireline	Optical
	Networks	Networks	Networks	Networks	Total

Balance — net as of December 31, 2003	$35	$1,692	$569	$9	$2,305
Change:
Foreign exchange	–	(1)	–	–	(1)

Balance — net as of September 30, 2004	$35	$1,691	$569	$9	$2,304

Intangible assets — net:

	September 30,	December 31,
	2004	2003

Other intangible assets (a)	$38	$45
Pension intangible assets (b)	41	41

Intangible assets — net	$79	$86

(a)	Other intangible assets are being amortized over a ten year period ending in 2013, based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows. The amortization expense is denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.

(b)	Pension intangible assets were recorded as required by SFAS No. 87, “Employers’ Accounting for Pensions”. Amounts are not amortized but are adjusted as part of the annual minimum pension liability assessment.

Other accrued liabilities:

	September 30,	December 31,
	2004	2003

Outsourcing and selling, general and administrative related	$334	$302
Customer deposits	34	73
Product related	61	120
Warranty	305	387
Deferred income	895	761
Miscellaneous taxes	46	76
Income taxes payable	82	111
Current liabilities of discontinued operations	1	6
Interest payable	30	62
Advance billings in excess of revenues recognized on long-term contracts	500	509
Other	112	98

Other accrued liabilities	$2,400	$2,505

Other liabilities:

	September 30,	December 31,
	2004	2003

Pension, post-employment and post-retirement benefits liabilities	$2,013	$1,973
Long-term provisions	925	972

Other liabilities	$2,938	$2,945

Related party transactions:

In the ordinary course of business, Nortel purchases equipment from Bookham Inc. (“Bookham”), a related party due to Nortel’s approximate 12% equity interest in Bookham. During the nine months ended September 30, 2004 and 2003, Nortel’s aggregate purchases from Bookham were $40 and $61, respectively. As of September 30, 2004 and December 31, 2003, accounts payable to Bookham were $11 and $7, respectively. Nortel also has certain notes receivable due from Bookham with a carrying amount of $21 and $19 as of September 30, 2004 and December 31, 2003, respectively.

See note 9 for additional related party transactions.

Consolidated statements of cash flows

Change in operating assets and liabilities:

	September 30,	September 30,
	2004	2003

Restricted cash and cash equivalents	$(14)	$147
Accounts receivable	355	223
Inventories	(313)	158
Income taxes	(64)	23
Restructuring	(178)	(451)
Accounts payable and accrued liabilities	(427)	(492)
Other operating assets and liabilities	316	310

Change in operating assets and liabilities	$(325)	$(82)

Interest and taxes paid:

	September 30,	September 30,
	2004	2003

Cash interest paid	$182	$137
Cash taxes paid — net	$39	$8

5.	Segment information

General description

During 2003 and up to September 30, 2004, Nortel’s operations were organized around four reportable segments consisting of Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks. Wireless Networks included network access and core networking products for voice and data communications that span second and third generation wireless technologies and most major global standards for mobile networks and related professional services. Enterprise Networks included circuit and packet voice solutions, data networking and security solutions and the related professional services used by enterprise customers. Wireline Networks included circuit and packet voice solutions, data networking and security solutions and the related professional services used by service provider customers. Optical Networks included metropolitan, regional and long-haul optical transport and switching solutions and managed broadband services and related professional services for both service provider and enterprise customers.

“Other” represented miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed as reportable segments. As described in note 18, Nortel’s access solutions operations were discontinued during the year ended December 31, 2001. These operations were previously included as a separate business activity within “other”. The data below excludes amounts related to the access solutions operations.

Effective October 1, 2004, Nortel established a new streamlined organizational structure that included, among other things, combining the businesses of Nortel’s four segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. Nortel has reviewed the impact of these changes on its reportable segments and concluded that, although certain structural changes were made to reflect this reorganization on October 1, 2004, Nortel did not meet the criteria to change its reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, for the fiscal year 2004. Nortel’s operating results on a segmented basis for the new business organizations were not available for review by the chief operating decision maker (“CODM”), as a significant amount of Nortel’s finance resources were allocated to the restatement activity. Nortel is currently reviewing the impact of these changes on its 2005 reportable segments.

Nortel’s chief executive officer (the “CEO”) has been identified as the CODM in assessing the performance of the segments and the allocation of resources to the segments. In 2004, each reportable segment was managed separately with each segment manager reporting directly or indirectly to the CEO. The CEO relies on the information derived directly from Nortel’s management reporting system. Commencing in the second quarter of 2004, in conjunction with the appointment of William A. Owens, as Nortel’s president and chief executive officer, the primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes (“Management EBT”), a measure that includes the cost of revenues and SG&A expense, research and development (“R&D”) expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. This primary financial measure replaced contribution margin, the previously disclosed primary financial measure used for earlier periods. Contribution margin differs from Management EBT in that it excludes R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax.

Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to Nortel’s corporate compliance and other non-operational activities and are included in “other”. In addition, the CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.

Segments

The following tables set forth information by segment for each of the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues
Wireless Networks	$1,054	$1,111	$3,560	$2,953
Enterprise Networks	591	545	1,703	1,650
Wireline Networks	379	423	1,262	1,433
Optical Networks	155	260	680	865
Other	–	5	8	26

Total	$2,179	$2,344	$7,213	$6,927

Management EBT
Wireless Networks	$(36)	$215	$353	$377
Enterprise Networks	39	21	78	37
Wireline Networks	(56)	(3)	(72)	91
Optical Networks	(73)	5	(159)	(156)
Other	(112)	(18)	(436)	(286)

Total	(238)	220	(236)	63

Amortization of acquired technology and other	(2)	(32)	(7)	(98)
Deferred stock option compensation	–	(1)	–	(16)
Special charges	(93)	(80)	(99)	(198)
Gain (loss) on sale of businesses and assets	39	17	114	6
Income tax benefit (expense)	30	(36)	32	4

Net earnings (loss) from continuing operations	$(264)	$88	$(196)	$(239)

6.	Special charges

During 2001, Nortel implemented a work plan to streamline operations and activities around core markets and leadership strategies in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting operations and expected future growth rates (the “2001 Restructuring Plan”).

In addition, activities were initiated in 2003 to exit certain leased facilities and leases for assets no longer used across all segments. The liabilities associated with these activities were measured at fair value and recognized under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

In 2004 and into 2005, Nortel’s focus is on managing each of its businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, Nortel announced a strategic plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments, but primarily in Wireline Networks and Optical Networks (the “2004 Restructuring Plan”).

During the three and nine months ended September 30, 2004, Nortel continued to implement these restructuring work plans. Special charges recorded from January 1, 2004 to September 30, 2004 were as follows:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2001 Restructuring Plan
Provision balance as of December 31, 2003	$64	$456	$–	$520
Other special charges:
For the three months ended March 31, 2004	6	–	–	6
For the three months ended June 30, 2004	–	–	–	–
For the three months ended September 30, 2004	–	–	–	–
Revisions to prior accruals:
For the three months ended March 31, 2004	–	1	–	1
For the three months ended June 30, 2004	–	(1)	–	(1)
For the three months ended September 30, 2004	(4)	24	1	21
Cumulative provision (drawdowns) adjustments in 2004:
Cash drawdowns	(45)	(133)	–	(178)
Non-cash drawdowns	–	–	(1)	(1)
Foreign exchange and other adjustments	(4)	14	–	10

Provision balance as of September 30, 2004	$17	$361	$–	$378

2004 Restructuring Plan
Provision balance as of December 31, 2003	$–	$–	$–	$–
Other special charges:
For the three months ended September 30, 2004	72	–	–	72

Provision balance as of September 30, 2004	$72	$–	$–	$72

Provision balance as of September 30, 2004 (a)	$89	$361	$–	$450

(a)	As of September 30, 2004 and December 31, 2003, the short-term provision balance was $190 and $206, respectively, and the long-term provision balance was $260 and $314.

Three and nine months ended September 30, 2004

During the three and nine months ended September 30, 2004, Nortel recorded special charges of $21 and $27, respectively, related to the 2001 Restructuring Plan which included revisions of $21 and $21, respectively, related to prior accruals.

Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination during the three months ended March 31, 2004, which related entirely to Optical Networks, and were partially offset by revision to prior accruals in the third quarter of 2004 of $4. During the nine months ended September 30, 2004, the workforce reduction provision balance was drawn down by cash payments of $45. The remaining provision is expected to be substantially drawn down by the end of 2005.

No new contract settlement and lease costs were incurred during the period. Net revisions to prior accruals for contract settlement and lease costs of $24 were identified for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $133. The remaining provision, net of approximately $270 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

The table below summarizes the total costs estimated to be incurred as a result of the exit activities initiated in 2003, which have met the criteria described in SFAS 146, the balance of these accrued expenses as of September 30, 2004 and the movement in the accrual for the nine months ended September 30, 2004. These costs are included in the provision balance above for the 2001 Restructuring Plan as of September 30, 2004.

		Costs	Payments	Adjustments
	Accrued	incurred	made	made
	balance as	during the	during the	during the	Accrued
	of December 31,	nine months ended	nine months ended	nine months ended	balance as at
	2003	September 30, 2004	September 30, 2004	September 30, 2004	September 30, 2004

Lease costs (a)	$36	$–	$(10)	$7	$33

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $69, of which $14 was drawn down by cash payments of $8 and non-cash adjustments of $6 prior to January 1, 2004.

Regular full-time (“RFT”) employee notifications included in special charges under the 2001 Restructuring Plan were as follows:

	Employees (approximate)
	Direct (a)	Indirect (b)	Total

RFT employee notifications for the three months ended
March 31, 2004	40	40	80

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel’s products.
(b)	Indirect employees included employees performing manufacturing, management, sales, marketing, research and development and administrative activities.

During the three months ended September 30, 2004, Nortel recorded special charges of $72 related to the 2004 Restructuring Plan.

Workforce reduction charges of $72 were related to severance and benefit costs associated with approximately 1,300 employees identified for termination under ongoing benefit arrangements. The workforce reduction was primarily in the U.S., Canada, and EMEA and extended across all segments but primarily in Wireline Networks and Optical Networks. During the three months ended September 30, 2004, the workforce reduction provision balance had not been drawn down by any cash payments. The remaining provision is expected to be substantially drawn down by the end of 2005.

Nortel estimates charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $450 comprised of approximately $220 with respect to the workforce reductions and approximately $230 with respect to the real estate actions. No charges are expected to be recorded with respect to the other cost containment actions. Approximately one-third of the aggregate charges were incurred in 2004 with the remainder expected to be incurred in 2005.

Three and nine months ended September 30, 2003

For the three and nine months ended September 30, 2003, Nortel recorded total special charges of $80 and $198, respectively, related to the 2001 Restructuring Plan which was net of revisions of $14 and $103 related to prior accruals.

Workforce reduction charges of $170 in the nine months ended September 30, 2003 were related to severance and benefit costs, including a pension settlement loss of $47, associated with approximately 1,300 employees notified of termination during the nine months ended September 30, 2003, which extended across all segments. Offsetting these charges were net revisions of $35, which were primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments.

Contract settlement and lease costs of $63 in the nine months ended September 30, 2003 consisted of net lease charges related to leased facilities (comprised of office, warehouse and manufacturing space) and leased furniture that were newly identified as no longer being used. Offsetting these charges were revisions of $40 resulting from changes in estimates for sublease income and costs to vacate certain properties which extended across all segments.

Plant and equipment charges of $68 in the nine months ended September 30, 2003 were related to current period write downs to fair value less costs to sell for various leasehold improvements and excess Optical Networks equipment.

Offsetting these charges were revisions of $28 to prior write downs of assets held for sale related primarily to adjustments to original plans or estimated amounts for certain facility closures.

7.	Income taxes

During the nine months ended September 30, 2004, Nortel recorded a tax benefit of $32 on a loss from continuing operations before income taxes, minority interests and equity in net loss of associated companies of $197. Nortel recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax benefit of $32 is primarily a result of R&D related incentives and the benefit of favourable audit settlements, partially offset by tax expense recorded against the earnings of certain taxable entities and corporate minimum and other taxes.

During the nine months ended September 30, 2003, Nortel recorded a tax benefit of $4 on a loss from continuing operations before income taxes, minority interests and equity in net loss of associated companies of $153. Nortel recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax benefit of $4 is primarily a result of R&D related incentives and the drawdown of the deferred tax liability to acquired technology, partially offset by tax expense recorded against earnings of certain taxable entities, corporate minimum and other taxes.

As of September 30, 2004, Nortel’s deferred income tax assets, excluding discontinued operations, were $3,669. The deferred income tax assets are net of a valuation allowance of $3,455. The most significant components of the gross deferred income tax assets are the tax benefit of loss carryforwards and investment tax credits and temporary differences related to certain liabilities (primarily provisions, pensions and other post retirement obligations). Although a certain portion of carryforward amounts have begun to expire in 2004, the majority do not begin to expire until 2017.

The valuation allowance of $3,455 was recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. The valuation allowances were determined based on an assessment of the positive and negative evidence, which included the carryforward periods attributable to the significant tax assets, Nortel’s history of generating taxable income in its material jurisdictions, and Nortel’s cumulative loss position. Primarily as a result of the losses realized in 2001 and 2002, Nortel determined that it is not more likely than not that a portion of its deferred income tax assets will be realized. Accordingly, a valuation allowance has been recorded against a portion of the assets. However, due to the fact that the majority of the carryforward amounts do not expire in the near future, Nortel’s extended history of profitability in its material tax jurisdictions, exclusive of the 2001 and 2002 losses, and Nortel’s future projections of profitability, Nortel determined that it is more likely than not that the remaining portion of its deferred income tax assets recorded at September 30, 2004 will be realized.

Nortel is subject to ongoing examinations by certain tax authorities of the jurisdictions in which it operates. Nortel regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Nortel believes that it has adequately provided for tax adjustments that are probable as a result of any ongoing or future examinations.

8.	Employee benefit plans

Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans.

Nortel has four kinds of capital accumulation and retirement programs: balanced capital accumulation and retirement programs (the “Balanced Program”) and investor capital accumulation and retirement programs (the “Investor Program”) available to substantially all of its North American employees; flexible benefits plan, which includes a group personal pension plan (the “Flexible Benefits Plan”), available to substantially all of its employees in the U.K.; and traditional capital accumulation and retirement programs that include defined benefit pension plans (the “Traditional Program”) which are closed to new entrants in the U.K. and portions of which are closed to new entrants in the U.S. and Canada. Although these four kinds of programs represent Nortel’s major retirement programs and may be available to employees in combination and/or as options within a program, Nortel also has smaller pension plan arrangements in other countries.

Nortel also provides other benefits, including post-retirement benefits and post-employment benefits. Employees in the Traditional Program are eligible for their existing company sponsored post-retirement benefits or a modified version of these benefits, depending on age or years of service. Employees in the Balanced Program are eligible for post-retirement benefits at reduced company contribution levels, while employees in the Investor Program have access to post-retirement benefits by purchasing a Nortel-sponsored retiree health care plan at their own cost.

The following details the net pension expense for the defined benefit plans for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Pension expense:
Service cost	$30	$30	$90	$89
Interest cost	104	99	311	306
Expected return on plan assets	(102)	(96)	(305)	(307)
Amortization of prior service cost	1	4	3	8
Amortization of net losses (gains)	19	11	57	34
Settlement losses (gains)	–	49	–	52

Net pension expense	$52	$97	$156	$182

The following details the net cost components, all related to continuing operations, of post-retirement benefits other than pensions for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Post-retirement benefit cost:
Service cost	$2	$2	$7	$7
Interest cost	10	11	30	31
Expected return on plan assets	–	–	–	(2)
Amortization of prior service cost	–	–	(2)	(2)
Amortization of net losses (gains)	–	–	2	–

Net post-retirement benefit cost	$12	$13	$37	$34

During the nine months ended September 30, 2004, contributions of $167 were made to the defined benefit plans and $23 to the post-retirement benefit plans. Nortel contributed an additional $35 in 2004 to the defined benefit plans for a total contribution of $202, which excluded $78 of deferred contributions for 2004 which were made in 2003, and an additional $8 in 2004 to the post-retirement benefit plans for a total contribution of $31.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIM Act”) was signed into law in the U.S. The MPDIM Act introduced a prescription drug benefit under Medicare (specifically, Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, Nortel chose to make the one-time deferral election which remained in effect for its plans in the U.S. until the earlier of the issuance of specific authoritative guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the MPDIM Act or the remeasurement of plan assets and obligations subsequent to January 31, 2004. On May 19, 2004, FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”) was issued by the FASB to provide guidance relating to the prescription drug subsidy provided by the MPDIM Act. Nortel expects to have portions of its post-retirement benefit plans qualify as actuarially equivalent to the benefit provided under the MPDIM Act, for which it expects to receive federal subsidies. Nortel expects that other portions of the plans will not be actuarially equivalent. Nortel adopted FSP FAS 106-2 in the second quarter of 2004. The financial impact of the federal subsidies was determined by remeasuring Nortel retiree life and medical obligation as of January 1, 2004, as provided under the retroactive application provision of FSP FAS 106-2. As a result of adoption, the accumulated post-retirement benefit obligation decreased by $31. Net periodic post-retirement benefit costs decreased by $1 and $2 for the three and nine months ended September 30, 2004.

9.	Acquisitions and divestitures

Acquisitions

On July 1, 2003, European Aeronautic Defence and Space Company EADS N.V. (“EADS”) exercised a put option to sell its minority interest of 45 percent in Nortel Networks France S.A.S. (“NNF”) to Nortel. On July 18, 2003, Nortel exercised its call option and share exchange rights to acquire the minority interest held by EADS of 42 percent in Nortel Networks Germany GmbH & Co. KG (“NNG”) and to sell Nortel’s equity interest of 41 percent in EADS Telecom S.A.S., formerly EADS Defence and Security Networks S.A.S (“EADS Telecom”) to EADS. The transactions were completed on September 18, 2003.

During the three months ended September 30, 2003, Nortel recorded the acquisitions of the minority interests of NNF and NNG based on preliminary valuation estimates totaling $241. The purchase price of $241 included $58 of cash, an in-kind component of approximately $82 representing the return of a loan note that was owed to Nortel by EADS Telecom and the remaining shares of EADS Telecom held by Nortel. The allocation of the purchase price resulted in the elimination of $23 of minority interest, settlement of a net liability of $94 related to the put and call options and an increase of $45 in intangible assets and $79 in goodwill. The intangible assets of $45 related primarily to customer contracts and customer relationships and are being amortized based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows, and were included in intangible assets on the consolidated balance sheet as of December 31, 2003.

The sale of Nortel’s 41 percent interest in EADS Telecom resulted in the receipt of cash of $12 and a reduction in equity investments of $23. As a result of this transaction, Nortel recognized a gain of $79 which is included in other income (expense) — net for the nine months ended September 30, 2003. Except as noted below, there was no additional impact on the results of operations and financial condition, as NNF and NNG were already included in the consolidated results.

Divestitures

On February 3, 2004, Nortel sold approximately 7 million common shares of Entrust Inc. (“Entrust”) for cash consideration of $33, and recorded a gain of $18 in other income (expense) — net. As a result of this transaction, Nortel no longer holds any equity interest in Entrust.

During March 2004, Nortel sold 1.8 million shares of Arris Group, Inc. (“Arris Group”) for cash consideration of $17, which resulted in a gain of $13, which was recorded in other income (expense) — net. Following this transaction, Nortel owned 3.2 million Arris Group common shares or 4.2 percent of Arris Group outstanding common shares (see note 18).

On May 7, 2004, Nortel received $80 in proceeds from the sale of certain assets in connection with a customer contract settlement in Latin America. This resulted in a gain of $78, which was included in (gain) loss on sale of businesses and assets for the nine months ended September 30, 2004.

On August 2, 2004, Nortel completed the contribution of certain fixed assets, intangible assets including customer contracts, software and other licenses, and liabilities of its directory and operator services (“DOS”) business to VoltDelta Resources LLC (“VoltDelta”), a wholly owned subsidiary of Volt Information Sciences, Inc. (“VIS”), in return for a 24 percent interest in VoltDelta which was valued at $55. After a period of two years, Nortel and VIS each have an option to cause Nortel to sell its VoltDelta shares to VIS for proceeds ranging from $25 to $70. As a result of this transaction, approximately 160 Nortel DOS employees in North America and Mexico joined VoltDelta. Nortel recorded a gain on sale of businesses and assets of approximately $38 in the third quarter of 2004.

10.	Long-term debt, credit and support facilities

Long-term debt

As a result of the delay in the filing of the Nortel 2003 Annual Report and the annual report on Form 10-K for the year ended December 31, 2003 of Nortel’s principal operating subsidiary, NNL (the “NNL 2003 Annual Report”, and together with the Nortel 2003 Annual Report, the “2003 Annual Reports”), and as a result of the delay in the filing of Nortel’s and NNL’s quarterly reports on Form 10-Q for the three months ended March 31, 2004 (the “First Quarter Reports”), the three months ended June 30, 2004 (the “Second Quarter Reports”) and the three months ended September 30, 2004 (the “Third Quarter Reports”, and together with the First Quarter Reports and the Second Quarter Reports, the “Quarterly Reports” and the Quarterly Reports together with the 2003 Annual Reports, the “Reports”), Nortel and NNL were not in compliance with their obligations to deliver their respective SEC filings to the trustees under Nortel and NNL’s public debt indentures as of September 30, 2004. Although Nortel and NNL have now filed the 2003 Annual Reports and the Quarterly Reports, as a result of the delay in the filing of Nortel’s and NNL’s respective annual reports on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Reports”), Nortel and NNL remain not in compliance with their obligation to deliver their respective SEC filings to the trustees under Nortel’s and NNL’s public debt indentures. Approximately $1,800 of notes of NNL (or its subsidiaries) and $1,800 of convertible debt securities of Nortel were outstanding under such indentures as of September 30, 2004. The continued delay in filing does not result in an automatic event of default and acceleration of the long-term debt of Nortel or NNL and such default and acceleration could not occur unless notice of such non-compliance is provided to Nortel or NNL, as applicable, and Nortel or NNL, as applicable, fail to file and deliver the 2004 Annual Reports within 90 days after such notice is provided, all in accordance with the terms of the indentures. Neither Nortel nor NNL has received any such notice as of September 30, 2004. For additional information, see note 20.

During the nine months ended September 30, 2004, Nortel purchased land and two buildings for $87 that were previously leased by Nortel, through a single transaction variable interest entity that was consolidated under the provisions of FIN 46R. As a result, Nortel extinguished a debt of $87.

During the nine months ended September 30, 2003, Nortel purchased a portion of its 6.125% Notes due February 15, 2006 with a face value of $39. The transaction resulted in a gain of $4 which was included in the consolidated statement of operations within other income (expense) — net for the nine months ended September 30, 2003.

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

Support facility

On February 14, 2003, NNL entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain performance related obligations arising out of normal course business activities for the benefit of Nortel (the “EDC Support Facility”). NNL’s obligations under the EDC Support Facility also became secured on an equal and ratable basis under the security agreements entered into by NNL and various of its subsidiaries that pledged substantially all of the assets of NNL in favor of the banks under the Five Year Facilities and the holders of Nortel public debt securities. This security became effective in favor of the banks and the public debt holders on April 4, 2002 (see note 22). On July 10, 2003, NNL and EDC amended the terms of the EDC Support Facility by extending the termination date of the facility to December 31, 2005 from June 30, 2004 and on December 10, 2004, NNL and EDC amended the terms of the EDC Support Facility by extending the termination date of the facility to December 31, 2006 from December 31, 2005 (for additional information relating to the EDC Support Facility, the Five Year Facilities and the related security agreements, see notes 20 and 22).

On March 10, 2004, Nortel announced that the filing of the 2003 Annual Reports with the SEC would be delayed. On March 15, 2004, Nortel announced that the filing of the 2003 Annual Reports with the SEC would extend beyond March 30, 2004 and that would result in EDC having the right to terminate its commitments under the EDC Support Facility and to exercise certain rights against the collateral under the related security agreements (see note 22). NNL obtained a waiver from EDC on March 29, 2004 of certain defaults under the EDC Support Facility related to the delay in filing the 2003 Annual Reports with the SEC, the trustees under Nortel’s and NNL’s public trust indentures and EDC and to permit continued access to the EDC Support Facility in accordance with its terms while Nortel and NNL completed their filing obligations. The waiver also applied to certain related breaches under the EDC Support Facility relating to the delayed filings and the planned restatements and revisions to Nortel’s and NNL’s prior financial results (the “Related Breaches”). The waiver was to remain in effect until the earliest of certain events or May 29, 2004. On March 29, 2004, NNL and EDC also amended the EDC Support Facility to provide that EDC may also suspend its obligation to issue NNL any additional support if events occur that have a material adverse effect on NNL’s business, financial position or results of operations and that such amendment would survive the waiver period.

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

A further waiver was obtained from EDC effective August 20, 2004 (the “August Waiver”) related to the delay in filing the 2003 Annual Reports, the First Quarter Reports, the Second Quarter Reports and to the Related Breaches, which waiver was to remain in effect until the earliest of certain events or September 30, 2004.

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

As of September 30, 2004, the EDC Support Facility provided for up to $750 in support including $300 of uncommitted revolving support for performance bonds or similar instruments, of which $201 was utilized, $150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized, and $300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $207 was utilized.

11.	Financial instruments and hedging activities

On January 27, 2003, various cross currency coupon swaps (notional amount of Canadian $350) were terminated. There was no impact to net earnings (loss) on termination as these instruments were not designated as hedges and changes in fair value were previously accounted for in the consolidated statements of operations.

Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS 133 had no material impact on the net earnings (loss) for the nine months ended September 30, 2004 and 2003 and were reported within other income (expense) — net in the consolidated statements of operations.

12.	Guarantees

Nortel has entered into agreements that contain features which meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 defines a guarantee as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel outstanding guarantees as of September 30, 2004 is provided below:

(a)	Business sale and business combination agreements

In connection with agreements for the sale of portions of its business, including certain discontinued operations, Nortel has typically retained the liabilities of a business which relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. Nortel generally indemnifies the purchaser of a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel. Some of these types of guarantees have indefinite terms while others have specific terms extending to June 2008.

Nortel also entered into guarantees related to the escrow of shares in business combinations in prior periods. These types of agreements generally include indemnities that require Nortel to indemnify counterparties for loss incurred from litigation that may be suffered by counterparties arising under such agreements. These types of indemnities apply over a specified period of time from the date of the business combinations and do not provide for any limit on the maximum potential amount.

Nortel is unable to estimate the maximum potential liability for these types of indemnification guarantees as the business sale agreements generally do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined.

Historically, Nortel has not made any significant indemnification payments under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of September 30, 2004 is $8. A liability of $8 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of September 30, 2004.

(b)	Intellectual property indemnification obligations

Nortel has periodically entered into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These types of guarantees typically have indefinite terms and generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions.

The nature of the intellectual property indemnification obligations generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel has not made any significant indemnification payments under such agreements. A liability of $6 has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees as of September 30, 2004.

(c)	Lease agreements

Nortel has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $51 as of September 30, 2004. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d)	Third party debt agreements

Nortel has guaranteed the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. These third party debt agreements have expiration dates extending to May 2012. The maximum amount that Nortel may be required to pay under these types of debt agreements is $8 as of September 30, 2004. Under most such arrangements, the Nortel guarantee is secured, usually by the assets being purchased or financed. A liability of $8 has been accrued in the consolidated financial statements with respect to the obligations associated with these financial guarantees as of September 30, 2004.

(e)	Indemnification under EDC Support Facility and security agreements

As of September 30, 2004, Nortel had agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Nortel has also agreed to indemnify the collateral agent under the security agreements against any legal action brought against the collateral agent in connection with the collateral pledged under the security agreements. These indemnifications generally apply to issues that arise during the term of the support facilities or for as long as the security agreements remain in effect (see notes 10 and 20).

Nortel is unable to estimate the maximum potential liability for these types of indemnification guarantees as the agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

Historically, Nortel has not made any significant indemnification payments under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these indemnification guarantees.

Nortel has agreed to indemnify some of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of September 30, 2004, Nortel had approximately $245 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2005, or collection of the receivable amounts by the counterparty.

Nortel is generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, Nortel has not made any significant indemnification payments or receivable repurchases under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(f)	Other indemnification agreements

Nortel has also entered into other agreements that provide indemnifications to counterparties in certain transactions including investment banking agreements, guarantees related to the administration of capital trust accounts, guarantees related to the administration of employee benefit plans, indentures for its outstanding public debt and asset sale agreements (other than the business sale agreements noted above). These indemnification agreements generally require Nortel to indemnify the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations and/or as a result of losses from litigation that may be suffered by the counterparties arising from the transactions. These types of indemnification agreements normally extend over an unspecified period of time from the date of the transaction and do not typically provide for any limit on the maximum potential payment amount.

The nature of such agreements prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its counterparties. The difficulties in assessing the amount of liability result primarily from the unpredictability of future changes in laws, the inability to determine how laws apply to counterparties and the lack of limitations on the potential liability.

Historically, Nortel has not made any significant indemnification payments under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

Product warranties

As part of the normal sale of product, Nortel provides its customers with product warranties that extend for periods generally ranging from one to six years from the date of sale. The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheet as of September 30, 2004:

Balance as of December 31, 2003	$387
Payments	(232)
Warranties issued	170
Revisions	(20)

Balance as of September 30, 2004	$305

13.	Commitments

Bid, performance related and other bonds

Nortel has entered into bid, performance related and other bonds associated with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance related and other bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments which might become due under these bonds would be related to Nortel’s non-performance under the applicable contract. Historically, Nortel has not had to make material payments under these types of bonds and does not anticipate that any material payments will be required in the future. The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of the following periods:

	September 30,	December 31,
	2004	2003

Bid and performance related bonds (a)	$342	$427
Other bonds (b)	53	53

Total bid, performance related and other bonds	$395	$480

(a)	Net of restricted cash and cash equivalent amounts of $29 and $14 as of September 30, 2004 and December 31, 2003, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $32 and $31 as of September 30, 2004 and December 31, 2003, respectively.

Customer financing

Pursuant to certain financing agreements, Nortel is committed to provide future financing in connection with purchases of Nortel products and services. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Nortel attempts to limit its financing credit risk by utilizing an internal credit committee that monitors the credit exposure of Nortel. The following table sets forth customer financing related information and commitments, excluding discontinued operations, as of the following periods:

	September 30,	December 31,
	2004	2003

Drawn and outstanding — gross	$363	$401
Provisions for doubtful accounts	(271)	(281)

Drawn and outstanding — net (a)	92	120
Undrawn commitments (b)	51	180

Total customer financing	$143	$300

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.
(b)	On January 8, 2004, Nortel negotiated an agreement with a certain customer and reduced Nortel aggregate undrawn customer financing commitments from $180 to $69.

During the nine months ended September 30, 2004 and 2003, Nortel recorded net customer financing bad debt recoveries of $11 and $77, respectively.

During the nine months ended September 30, 2004 and 2003, Nortel entered into certain agreements to restructure and/or settle various customer financing and related receivables. As a result of these transactions, Nortel received cash consideration of approximately

$15 and $221, respectively, to settle outstanding receivables with a net carrying value of $14 and $117, respectively.

During the nine months ended September 30, 2004 and 2003, Nortel reduced undrawn customer financing commitments by $129 and $712, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of September 30, 2004, all undrawn commitments were available for funding under the terms of the financing agreements.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $17 and $24 as of September 30, 2004 and December 31, 2003, respectively. These commitments expire at various dates through 2012.

14.	Restricted cash and cash equivalents

As of September 30, 2004 and December 31, 2003, approximately $77 and $63, respectively, of cash and cash equivalents was restricted as collateral for certain bid, performance related and other bonds as well as for certain normal course of business transactions. The cash and cash equivalents collateral was in addition to the payment of fees and was required as a result of the general economic and industry environment and NNL’s credit ratings.

15.	Capital stock and stock-based compensation plans

Common shares

Nortel Networks Corporation is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares and prepaid forward purchase contracts included in shareholders’ equity consisted of the following as of September 30, 2004:

	September 30, 2004
	Number	$

(Number of common shares in thousands)

Common shares:
Balance at beginning of the period	4,166,714	$33,674
Shares issued pursuant to:
Stock option plans	7,127	39
Acquisition and acquisition related (a)	(3)	–
Prepaid forward purchase contracts (b)	98,833	127

Balance at end of the period	4,272,671	$33,840

(Number of prepaid forward purchase contracts)

Prepaid forward purchase contracts: (c)
Balance at beginning of the period	9,693	$209
Prepaid forward purchase contracts settled	(5,853)	(127)

Balance at end of the period	3,840	$82

(a)	Common shares issued as part of the purchase price consideration. During the nine months ended September 30, 2004, 3 common shares were cancelled as earn out provisions were forfeited pursuant to their applicable agreements.
(b)	During the nine months ended September 30, 2004, 98,833 common shares were issued as a result of the early settlement of 5,853 prepaid forward purchase contracts. The net proceeds from the settled contracts of $127 were transferred from additional paid-in capital to common shares.
(c)	Included in additional paid-in capital in the consolidated balance sheets.

At Nortel’s annual and special shareholders’ meeting on April 24, 2003, shareholders approved the reconfirmation and amendment of Nortel’s shareholder rights plan, which will expire at the annual meeting of shareholders to be held in 2006 unless it is reconfirmed at that time. Under the rights plan, Nortel issues one right for each Nortel Networks Corporation common share outstanding. These rights become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid.

Stock-based compensation plans

As a result of Nortel’s March 10, 2004 announcements, as described in note 20, Nortel suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares at a discount; the exercise of outstanding options granted under the Nortel Networks Corporation 2000 Stock Option Plan or Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by Nortel in connection with mergers and acquisitions; and the purchase of units in a Nortel stock fund or purchase of Nortel Networks Corporation common shares under Nortel’s defined contribution and investment plans, until such time, at the earliest, that Nortel and NNL are in compliance with U.S. and Canadian regulatory securities filing requirements.

Due to the suspension of the purchase of Nortel Networks Corporation common shares under the stock purchase plans as discussed above, in lieu of the employer portion of stock purchase plan contributions Nortel made equivalent pre-tax payments to eligible employees during the three and nine months ended September 30, 2004 totaling $1 and $6, respectively, which was recorded as compensation expense in the respective periods.

16.	Earnings (loss) per common share

The following table details the weighted-average number of Nortel Networks Corporation common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for each of the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
(Number of common shares in millions)	2004 (a)	2003	2004 (a)	2003 (a)

Basic weighted-average shares outstanding:
Issued and outstanding	4,273	3,964	4,260	3,896
Prepaid forward purchase contracts (b)	65	366	76	433

Basic weighted-average shares outstanding	4,338	4,330	4,336	4,329

Weighted-average shares dilution adjustments:
Dilutive stock options	–	2	–	–

Diluted weighted-average shares outstanding	4,338	4,332	4,336	4,329

Weighted-average shares dilution adjustments — exclusions (a):
Dilutive stock options	300	296	300	298
4.25% Convertible Senior Notes (c)	180	180	180	180

(a)	As a result of the net loss from continuing operations for the three and nine months ended September 30, 2004 and nine months ended September 30, 2003, all potential dilutive securities were considered anti-dilutive.
(b)	The impact of the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted-average basis was 65 and 76 for the three and nine months ended September 30, 2004, respectively, and 366 and 433 for the three and nine months ended September 30, 2003, respectively. As of September 30, 2004 and 2003, the minimum number of Nortel Networks Corporation common shares to be issued upon settlement of the prepaid forward purchase contracts was 65 and 333, respectively.
(c)	The 4.25% Convertible Senior Notes were anti-dilutive for the three and nine months ended September 30, 2004 and 2003.

17.	Comprehensive income (loss)

The following are the components of comprehensive income (loss), net of tax, for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net earnings (loss)	$(259)	$131	$(184)	$(94)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment (a)	43	45	(29)	340
Unrealized gain (loss) on investments — net (b)	(19)	39	(79)	83
Minimum pension liability adjustment — net	–	–	1	–
Unrealized derivative gain (loss) on cash flow hedges — net (c)	10	(8)	(2)	13

Comprehensive income (loss)	$(225)	$207	$(293)	$342

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive loss until realized. Unrealized gain (loss) on investments was net of tax of nil and nil for the three months and nine months ended September 30, 2004, respectively, and net of tax of $(3) and nil for the three and nine months ended September 30, 2003, respectively.
(c)	During the three and nine months ended September 30, 2004, $(1) and $1 of net derivative gains (losses) were reclassified to other income (expense) — net, respectively. During the three and nine months ended September 30, 2003, $7 and $21 of net derivative gains (losses) were reclassified to other income (expense) — net, respectively. Nortel estimates that $15 derivative gains (losses) included in accumulated other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.

18.	Discontinued operations

During the year ended December 31, 2003, Nortel substantially completed the wind down of its access solutions operations. During the nine months ended September 30, 2004, there was no change to the initial disposal strategy or intent to exit the business which was approved by the Nortel Board of Directors on June 14, 2001.

The following unaudited consolidated financial results for discontinued operations are presented for the three and nine months ended September 30, 2004 and 2003 for the consolidated statements of operations and as of September 30, 2004 and December 31, 2003 for the consolidated balance sheets and for the nine months ended September 30, 2004 and 2003 for the consolidated statements of cash flows:

Consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues	$1	$2	$2	$9
Net earnings (loss) from discontinued operations — net of tax (a)	$5	$43	$12	$157

(a)	Net earnings (loss) from discontinued operations was net of applicable income tax of nil and nil for the three and nine months ended September 30, 2004, respectively, and net of applicable income tax of $19 and nil for the three and nine months ended September 30, 2003, respectively.

Consolidated balance sheets:

	September 30,	December 31,
	2004	2003

Deferred income taxes	$21	$26
Other current assets	(2)	2

Total current assets of discontinued operations (a) (b)	$19	$28

Other long-term assets (b) (c)	5	4

Total assets of discontinued operations	$24	$32

Current liabilities (b) (d)	$1	$6
Long-term liabilities (b)	1	1

Total liabilities of discontinued operations	$2	$7

(a)	Included accounts receivable of $(2) and nil, which was net of provisions of nil and $5, as of September 30, 2004 and December 31, 2003, respectively. Included inventories of nil and nil, which was net of provisions of $56 and $75, as of September 30, 2004 and December 31, 2003, respectively.
(b)	Current assets, other long-term assets, current liabilities and long-term liabilities of discontinued operations were included in other current assets, other assets, other accrued liabilities and other liabilities, respectively, on the consolidated balance sheets.
(c)	Included customer financing receivables of $4 and $4, which was net of provisions of $55 and $55, as of September 30, 2004 and December 31, 2003, respectively.
(d)	Consisted of future contractual obligations and estimated liabilities of $1 and $6 as of September 30, 2004 and December 31, 2003, respectively.

Consolidated statements of cash flows:

	September 30,	September 30,
	2004	2003

Cash flows from (used in) discontinued operations
Operating activities	$16	$148
Investing activities	–	241

Net cash from (used in) discontinued operations	$16	$389

Activity during the nine months ended September 30, 2003

Nortel recorded net earnings from discontinued operations — net of tax, of $157 for the nine months ended September 30, 2003. The significant items included in net earnings are summarized below.

During the nine months ended September 30, 2003, Nortel reassessed its remaining provisions for discontinued operations and recorded a net gain of $79, consisting of changes in estimates of $160 for liabilities, offset by additional provisions for both short-term and long-term receivables of $81.

On March 24, 2003, Nortel sold 8 million common shares of Arris Group back to Arris Group for cash consideration of $28 pursuant to a March 11, 2003 agreement, which resulted in a gain of $12. Following this transaction, Nortel’s interest in Arris Group was reduced to 18.8 percent, and it ceased equity accounting for the investment. As a result, Nortel now classifies its remaining ownership interest in Arris Group as an available-for-sale investment within continuing operations. Nortel continues to dispose of its interest in Arris Group and the gain or loss on the sale of shares subsequent to the first quarter of 2003 has been included in other income (expense) — net (see note 9).

On March 18, 2003, Nortel assigned its subordinated redeemable preferred interest in Arris Interactive, L.L.C. (“Arris Interactive”) to ANTEC Corporation, an Arris Group company, for cash consideration of $88. As a result of this transaction, Nortel recorded a loss of $2. Also in connection with the March 2003 transactions, Nortel received $11 upon settlement of a sales representation agreement with Arris Group and recorded a gain of $11.

On March 20, 2003, Nortel entered into an agreement with a customer to restructure approximately $465 of trade and customer financing receivables owed to Nortel, the majority of which was previously provisioned. As a result of the restructuring agreement, Nortel received consideration including cash of $125, notes receivable and an ownership interest which have been fully provided for and the mutual release of all other claims between the parties. A gain of $66 was recorded as a result of the transaction. In addition to the restructuring agreement, a five year equipment and services supply agreement was entered into requiring customer payment terms of either cash in advance or guarantee by letters of credit in favor of Nortel.

19.	Contingencies

Subsequent to the February 15, 2001 announcement in which Nortel provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the U.S. District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey and the provinces of Ontario, Quebec and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities. On May 11, 2001, the defendants filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, the defendants filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related U.S. class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the grounds that British Columbia is an inappropriate forum. The motion has been adjourned at the plaintiffs’ request to a future date to be set by the parties.

A class action lawsuit against Nortel was also filed in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS between January 18, 2001 and February 15, 2001, alleging violations of the same U.S. federal securities laws as the above-noted lawsuits.

On April 1, 2002, Nortel filed a motion to dismiss both the above consolidated U.S. shareholder class action and the above JDS shareholder class action complaints on the grounds that they failed to state a cause of action under U.S. federal securities laws. With respect to the JDS shareholder class action complaint, Nortel also moved to dismiss on the separate basis that JDS shareholders lacked standing to sue Nortel. On January 3, 2003, the District Court granted the motion to dismiss the JDS shareholder class action complaint and denied the motion to dismiss the consolidated U.S. class action complaint. Plaintiffs appealed the dismissal of the JDS shareholder class action complaint. On November 19, 2003, oral argument was held before the Second Circuit on the JDS shareholders’ appeal of the dismissal of their complaint. On May 19, 2004, the Second Circuit issued an opinion affirming the dismissal of the JDS shareholder class action complaint and on July 14, 2004 the Second Circuit denied plaintiffs’ motion for rehearing. On October 12, 2004, the plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court. On November 12, 2004, the defendants filed Brief for the Respondents in Opposition, and on November 22, 2004, the plaintiffs filed Reply to Brief in Opposition. On January 10, 2005, the U.S. Supreme Court denied the petition for writ of certiorari. With respect to the consolidated U.S. shareholder class action, the plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003. The District Court held oral arguments on September 3, 2003 and issued an order granting class certification on September 5, 2003. On September 23, 2003, the defendants filed a motion in the Second Circuit for permission to appeal the class certification decision. The plaintiffs’ opposition to the motion was filed on October 2, 2003. On November 24, 2003, the Second Circuit denied the motion. On March 10, 2004, the District Court approved the form of notice to the class which was published and mailed.

On July 17, 2002, a new purported class action lawsuit (the “Ontario Claim”) was filed in the Ontario Superior Court of Justice, Commercial List, naming Nortel, certain of its current and former officers and directors and its auditors as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the consolidated amended complaint filed in the U.S. District Court described above. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel Networks Corporation securities (including options on Nortel Networks Corporation securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Canadian $5,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action. On September 23, 2003, the Court issued an order allowing the plaintiffs to proceed to amend the Ontario Claim and requiring that the plaintiffs serve class certification materials by December 15, 2003. On September 24, 2003, the plaintiffs filed a notice of discontinuance of the original action filed in Ontario. On December 12, 2003, plaintiffs’ counsel requested an extension of time to January 21, 2004 to deliver class certification materials. On January 21, 2004, plaintiffs’ counsel advised the Court that the two representative plaintiffs in the action no longer wished to proceed, but counsel was prepared to deliver draft certification materials pending the replacement of the representative plaintiffs. On February 19, 2004, the plaintiffs’ counsel advised the Court of a potential new representative plaintiff. On February 26, 2004, the defendants requested the Court to direct the plaintiffs’ counsel to bring a motion to permit the withdrawal of the current representative plaintiffs and to substitute the proposed representative plaintiff. On June 8, 2004, the Court signed an order allowing a Second Fresh as Amended Statement of Claim that substituted one new representative plaintiff, but did not change the substance of the prior claim.

A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel’s Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the Nortel Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004.

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

Subsequent to the March 10, 2004 announcement in which Nortel indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities (see note 20). On June 30, 2004, the Court signed Orders consolidating the 27 class actions and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel Networks Corporation and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint. On January 18, 2005, the lead plaintiffs, Nortel Networks Corporation, and the Audit Committee Defendants reached an agreement in which Nortel would withdraw its motion to dismiss and plaintiffs would dismiss Count II of the complaint which asserts a claim against the Audit Committee Defendants.

On May 18, 2004, a purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on behalf of individuals who were participants and beneficiaries of the Plan at any time during the period of December 23, 2003 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the ERISA for Plan-wide relief and alleging, among other things, breaches of fiduciary duty. On September 3, 2004, the Court signed a stipulated order consolidating this action with the Consolidated ERISA Action described above. On June 16, 2004, a second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 24, 2000 to June 16, 2004, and making similar allegations, was filed in the U.S. District Court for the Southern District of New York. On August 6, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order to transfer this action to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407 with the Consolidated ERISA Action described above. On August 20, 2004, plaintiffs filed a notice of opposition to the conditional transfer order with the Judicial Panel. On December 6, 2004, the Judicial Panel denied the opposition and ordered the action transferred to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings with the Consolidated ERISA Action described above. On January 3, 2005, this action was received in the U.S. District Court for the Middle District of Tennessee and it has been consolidated with the Consolidated ERISA Action described above.

On July 28, 2004, Nortel and NNL, and certain directors and officers, and certain former directors and officers, of Nortel and NNL, were named as defendants in a purported class proceeding in the Ontario Superior Court of Justice on behalf of shareholders who acquired Nortel Networks Corporation securities as early as November 12, 2002 and as late as July 28, 2004. This lawsuit alleges, among other things, breaches of trust and fiduciary duty, oppressive conduct and misappropriation of corporate assets and trust property in respect of the payment of cash bonuses to executives, officers and employees in 2003 and 2004 under the Nortel Return to Profitability bonus program and seeks damages of Canadian $250 and an order under the Canada Business Corporations Act directing that an investigation be made respecting these bonus payments.

On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain directors and officers, and certain former directors and officers, of Nortel alleging, among other things, breach of fiduciary duties owed to Nortel during the period from 2000 to 2003 including by causing Nortel to engage in unlawful conduct or failing to prevent such conduct; causing Nortel to issue false statements; and violating the law. On February 14, 2005, the defendants filed a motion to dismiss the derivative complaint.

On February 16, 2005, a motion for authorization to institute a class action on behalf of residents of Québec, who purchased Nortel securities between January 29, 2004 and March 15, 2004, was filed in the Québec Superior Court naming Nortel as a defendant. The factual allegations allege that Nortel made misrepresentations about its 2003 financial results.

On March 9, 2005, Nortel and certain of its current and former officers and directors and its auditors were named as defendants in a purported class proceeding filed in the Ontario Superior Court of Justice, Commercial List, on behalf of all Canadian residents who purchased Nortel Networks Corporation securities from April 24, 2003 to April 27, 2004. This lawsuit alleges, among other things, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with Nortel’s 2003 financial results and seeks damages of Canadian $3,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages.

Nortel is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel. Nortel and any named directors and officers of Nortel intend to vigorously defend these actions, suits, claims and proceedings.

Environmental matters

Nortel’s operations are subject to a wide range of environmental laws in various jurisdictions around the world. Nortel seeks to operate its business in compliance with such laws. In 2004, Nortel became subject to new European product content laws and product takeback and recycling requirements that will require full compliance by 2006. It is expected that these laws will require Nortel to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on the business, results of operations, financial condition and liquidity in the past, there can be no assurance that Nortel will not be required to incur such costs in the future. Nortel has a corporate environmental management system standard and an environmental program to promote such compliance. Moreover, Nortel has a periodic, risk-based, integrated environment, health and safety audit program.

Nortel’s environmental program focuses its activities on design for the environment, supply chain and packaging reduction issues. Nortel works with its suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.

Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of September 30, 2004, the accruals on the consolidated balance sheet for environmental matters were $31. Based on information available as of September 30, 2004, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liability that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $31.

Nortel is also listed as a potentially responsible party (“PRP”) under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at six Superfund sites in the U.S. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $31 referred to above.

Liability under CERCLA may be imposed on a joint and several basis, without regard to the extent of Nortel’s involvement. In addition, the accuracy of Nortel’s estimate of environmental liability is affected by several uncertainties such as additional requirements which may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, Nortel’s liability could be greater than its current estimate.

20.	Subsequent events

Nortel Audit Committee Independent Review; restatements; related matters

As previously announced by Nortel in October 2003, in late October 2003 the Nortel Audit Committee initiated the Independent Review of the facts and circumstances leading to the First Restatement and engaged WCPHD to advise it in connection with the Independent Review.

On March 10, 2004, Nortel announced that as a result of the work done to date in connection with the Independent Review, it was re-examining the establishment, timing of, support for and release to income of certain accruals and provisions in prior periods. Further, it was likely that Nortel would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods. Nortel announced on March 15, 2004 that the filing of the 2003 Annual Reports would be delayed beyond March 30, 2004.

On April 5, 2004, Nortel announced that the SEC had issued a formal order of investigation in connection with Nortel’s previous restatement of its financial results for certain periods, as announced in October 2003, and Nortel’s announcements in March 2004 regarding the likely need to revise certain previously announced results and restate previously filed financial results for one or more earlier periods. The matter had been the subject of an informal SEC inquiry. On April 13, 2004, Nortel announced that it had received a letter from the staff of the Ontario Securities Commission (“OSC”) advising that there is an OSC Enforcement Staff investigation into the same matters that are the subject of the SEC investigation.

On April 28, 2004, Nortel announced that the Independent Review was extended to include the second half of 2003 and it was determined that the previously announced unaudited results for the year ended December 31, 2003 needed to be revised and that the financial results reported in each of Nortel’s quarterly periods of 2003 and for earlier periods including 2002 and 2001 needed to be restated. Nortel also announced that it and NNL were not expected to timely file their first quarter 2004 financial statements and, in accordance with Canadian securities regulations, their 2003 Canadian GAAP audited financial statements and Annual Information Form.

In April 2004, Nortel terminated for cause its former president and chief executive officer, former chief financial officer and former controller and, in August 2004, seven additional senior finance employees with significant responsibilities for Nortel’s financial reporting as a whole or for their respective business units and geographic regions in August 2004.

On May 14, 2004, Nortel announced that it had received a Federal Grand Jury Subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, prepared during the period from January 1, 2000 to the date of the subpoena. The materials sought are pertinent to an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division.

On May 17, 2004, Nortel announced that the OSC had issued a temporary order that prohibits all trading by directors, officers and certain current and former employees in the securities of Nortel and NNL, which temporary order was replaced with a final order issued on May 31, 2004. The final order remains in effect until two full business days following the receipt by the OSC of all filings required to be made by Nortel and NNL pursuant to Ontario securities laws.

On June 29, 2004, Nortel announced that it did not expect to timely file financial statements for the second quarter of 2004 and related periodic reports in accordance with U.S. and Canadian securities laws.

On August 16, 2004, Nortel received a letter from the Integrated Market Enforcement Team of the Royal Canadian Mounted Police (“RCMP”) advising Nortel that the RCMP would be commencing a criminal investigation into Nortel’s financial accounting situation.

On August 19, 2004, Nortel announced a new streamlined organizational structure, effective October 1, 2004, that involved, among other things, combining the businesses of Nortel’s four segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. Further, a focused workforce reduction of approximately 3,250 employees was announced. In addition, the Audit Committee anticipated that there would be work done, in addition to that portion of the inquiry which affected Nortel’s and NNL’s ability to finalize their 2003 audited financial statements, in connection with its Independent Review, on remedial measures, internal controls and improvements to processes.

On October 27, 2004, Nortel announced that Nortel and NNL did not expect to file their third quarter 2004 financial statements, and the related periodic reports, by the required deadlines in November 2004 in compliance with certain U.S. and Canadian securities regulations.

Nortel has terminated for cause 10 individuals, including its former president and chief executive officer, its former chief financial officer and its former controller. Nortel has demanded repayment by the individuals terminated for cause of payments made under Nortel bonus plans in respect of 2003. Nortel has commenced litigation against its former president and chief executive officer, former chief financial officer and former controller seeking the return of payments made to such individuals under Nortel’s bonus plans in respect of 2003.

Subsequent to the March 10, 2004 announcement, numerous class action complaints, including ERISA class action complaints, have been filed against Nortel in the U.S. and Canada. In addition, a derivative action complaint has been filed against Nortel. Nortel is subject to significant pending civil litigation which, if decided against Nortel, could result in substantial damages or other penalties which, in turn, could have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel (see note 19).

In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures that were developed for the Audit Committee by WCPHD. Each of Nortel’s and NNL’s Boards of Directors has adopted those recommendations in their entirety and directed management to develop a detailed plan and timetable for their implementation, and will monitor their implementation.

Also in January 2005, the Nortel Audit Committee determined to review the facts and circumstances leading to the restatement of certain revenues for specific transactions identified in the Second Restatement. This review will have a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee will develop any appropriate additional remedial measures, and has engaged WCPHD to advise it in connection with such review.

EDC Support Facility

On October 29, 2004, NNL obtained a new waiver from EDC (the “October Waiver”) which replaced the September Waiver on substantially the same terms as the September Waiver except that the October Waiver remained in effect until the earliest of certain events or November 19, 2004.

A further waiver was obtained from EDC effective November 19, 2004 (the “November Waiver”) related to the delay in filing the Reports and the Related Breaches, which waiver was to remain in effect until the earliest of certain events or December 10, 2004.

On December 10, 2004, NNL obtained a new waiver from EDC (the “December Waiver”) which replaced the November Waiver on substantially the same terms as the November Waiver except that: (i) the December Waiver included an amendment to the EDC Support Facility to extend the termination date of the EDC Support Facility to December 31, 2006 from December 31, 2005; and (ii) the December Waiver remained in effect until the earliest of certain events or January 15, 2005.

On January 14, 2005, NNL obtained a new waiver from EDC (the “January Waiver”) which replaced the December Waiver on substantially the same terms as the December Waiver except that the January Waiver remained in effect until the earliest of certain events or February 15, 2005. As previously announced, Nortel and NNL have filed their respective 2003 Annual Reports, First Quarter Reports and Second Quarter Reports.

On February 15, 2005, NNL obtained a new waiver from EDC (the “February Waiver”) which replaced the January Waiver on substantially the same terms as the December Waiver except that the February Waiver remained in effect until the earliest of certain events or March 15, 2005.

On March 15, 2005, NNL obtained a new waiver from EDC (the “March Waiver”) which replaced the February Waiver on substantially the same terms as the February Waiver except that the March Waiver remains in effect until the earliest of certain events including the date on which Nortel and NNL have filed the Third Quarter Reports and the 2004 Annual Reports or April 30, 2005.

If Nortel and NNL do not file the 2004 Annual Reports by April 30, 2005, EDC will have the right on such date (absent a further waiver in relation to the delayed filings and the Related Breaches) to: (i) terminate the EDC Support Facility; (ii) exercise certain rights against collateral; or (iii) require NNL to cash collateralize all existing support.

In addition, the Related Breaches will continue beyond the filing of the 2004 Annual Reports. Accordingly, EDC will have the right beginning on the earlier of the date the 2004 Annual Reports are filed with the SEC, or April 30, 2005 (absent a further waiver of the Related Breaches) to terminate or suspend the EDC Support Facility and exercise certain other rights against collateral notwithstanding the filing of the 2004 Annual Reports. While NNL is seeking a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that NNL will receive any waiver or as to the terms of any such waiver. The $300 revolving small bond sub-facility will not become committed support until the 2004 Annual Reports have been filed with the SEC, the trustees under Nortel’s and NNL’s public trust indentures and EDC and NNL obtains a permanent waiver of the Related Breaches.

Debt securities

As a result of the delays in filing the Reports and the 2004 Annual Reports, Nortel and NNL were not in compliance with their obligations to deliver their Reports and do not expect to be in compliance with their obligations to deliver the 2004 Annual Reports to the trustees under Nortel and NNL’s public debt indentures. As of February 28, 2005, approximately $1,800 of notes of NNL (or its subsidiaries) and $1,800 of convertible debt securities of Nortel were outstanding.

These delays have not resulted in an automatic event of default and acceleration of the outstanding long-term debt and such default and acceleration cannot occur unless notice of such non-compliance from holders of 25% of the outstanding principal amount of any relevant debt securities is provided to Nortel or NNL, as applicable, and Nortel or NNL, as applicable, fail to file and deliver the relevant report within 90 days after such notice is provided, all in accordance with the terms of the indentures. While such notice could have been given at any time after March 30, 2004, neither Nortel nor NNL has received a notice to the date of this report.

Although Nortel and NNL have filed the 2003 Annual Reports and the Quarterly Reports, as a result of the delay in filing the 2004 Annual Reports, Nortel and NNL will continue not to be in compliance with their obligations under Nortel’s and NNL’s public debt indentures as described above. If notice were given, Nortel believes that it is probable that it and NNL would file and deliver the 2004 Annual Reports within 90 days of receipt of such a notice. In the unlikely event that acceleration of Nortel and NNL’s debt securities were to occur, Nortel may be unable to meet its payment obligations.

Stock exchanges

As a result of the delay in filing the 2004 Annual Reports, Nortel is in breach of the continued listing requirements of the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). To date, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of Nortel Networks Corporation common shares or other of Nortel’s or NNL’s listed securities. The commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange.

Evolution of Nortel’s supply chain strategy

On June 29, 2004, Nortel announced an agreement with Flextronics International Ltd. (“Flextronics”), regarding the divestiture of substantially all of Nortel’s remaining manufacturing operations, including product integration, testing and repair operations carried out in Nortel’s Systems Houses in Calgary and Montreal, Canada and Campinas, Brazil, as well as certain activities related to these locations, including the management of the supply chain, related suppliers, and third-party logistics. In Europe, Flextronics has made an offer to purchase similar operations at Nortel’s Monkstown, Northern Ireland and Chateaudun, France Systems Houses, subject to the completion of the required information and consultation process.

Under the terms of the agreement and offer, Flextronics will also acquire Nortel’s global repair services, as well as certain design assets in Ottawa and Monkstown related to hardware and embedded software design, and related product verification for certain established optical products.

Nortel and Flextronics have entered into a four year supply agreement for manufacturing services (whereby Flextronics will manage approximately $2,500 of Nortel’s annual cost of sales) and a three year supply agreement for design services. The portion of the transaction related to the optical design activities in Ottawa and Monkstown was completed on November 1, 2004. On February 8, 2005, Nortel announced the completion of the portion of the transaction related to the manufacturing activities in Montreal. Nortel previously reported that the portion of the transaction related to the manufacturing activities in Calgary is expected to close in the second quarter of 2005 and that the balance of the transaction is expected to close on separate dates occurring during the first half of 2005. Nortel and Flextronics are currently discussing the timing of the remaining transactions in order to optimize the business transition between the companies. These transactions are subject to customary conditions and regulatory approvals.

The successful completion of the agreement and offer with Flextronics will result in the transfer of approximately 2,500 employees from Nortel to Flextronics. Nortel expects to receive cash proceeds ranging from approximately $675 to $725, which will be allocated to each separate closing and, with respect to each closing, will be paid on an installment basis up to nine months thereafter. Such payments will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. Flextronics also has the ability in certain cases to exercise rights to sell back to Nortel certain inventory and equipment after the expiration of a specified period (of up to fifteen months) following each respective closing date. Nortel does not expect such rights to be exercised with respect to any material amount of inventory and/or equipment. The cash proceeds estimate is comprised of approximately $475 to $525 for inventory and equipment and $200 for intangible assets. The cash proceeds would be partially offset by related estimated transaction costs (including transition, potential severance, and information technology implementation and real estate costs) of approximately $200.

As a result of the proposed sale of the Northern Ireland Systems House to Flextronics, Nortel has determined that it is probable that certain grants received from government agencies related to employment achievement targets will have to be repaid. The total grants received which could be subject to repayment is approximately $35 of which Nortel expects to have to make repayments of $11.

Other

On October 26, 2004, Nortel entered into an agreement with Foundry Networks, Inc. (“Foundry”) to settle outstanding patent infringement claims and counterclaims by the parties. As part of the settlement, Nortel granted Foundry a four year license under certain patents, and Foundry paid $35 to Nortel. Nortel recorded a gain of approximately $8 in the fourth quarter of 2004 in other income (expense) — net related to a past infringement, the remaining gain of $27 represents prepaid future royalties to be recognized ratably over four years.

On December 15 and 16, 2004, Nortel sold certain notes receivable and convertible notes receivable that had been received as a result of the restructuring of a customer financing arrangement for cash proceeds of $116. The net carrying amount of the notes receivable and convertible notes receivable was $61.

On December 23, 2004, a customer financing arrangement was restructured. The notes receivable that were restructured had a net carrying amount as of December 31, 2003 of $13, net of provisions for doubtful accounts of $147 ($55 of the provision is included in discontinued operations). The restructured notes were valued at $96 and a gain of $51 ($23 of the gain is included in discontinued operations) has been recorded in the fourth quarter of 2004. On January 25, 2005, Nortel sold this receivable for cash proceeds of $110.

On January 20, 2005, Nortel signed a Joint Venture Framework Agreement with China Putian Corporation to establish a joint venture for R&D, manufacture and sale of third generation (3G) mobile telecommunications equipment and products to customers in China. Nortel expects to have a definitive joint venture agreement by June 30, 2005. Nortel anticipates that it will own 49% of the joint venture and China Putian will own 51%.

On January 23, 2005, Nortel signed a Memorandum of Understanding with LG Electronics to establish a joint venture for providing high quality, leading edge telecommunications equipment and networking solutions to Korea and other markets globally. The proposed joint venture is subject to execution of a definitive agreement. Nortel expects to complete this transaction in the second quarter of 2005. In the proposed joint venture, Nortel anticipates that it will have 50% plus one share.

21.	Reconciliation from U.S. GAAP to Canadian GAAP

New Canadian securities regulations allow issuers that are required to file reports with the SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. Accordingly, for fiscal 2004 and 2005, Nortel will include in the notes to its consolidated financial statements a reconciliation highlighting the material differences between its financial statements prepared in accordance with U.S. GAAP as compared to financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Subsequent to 2005, no further interim reconciliation will be required under current Canadian securities regulations. Prior to 2004, Nortel prepared interim financial statements (with accompanying notes) and Management’s Discussion and Analysis — Canadian Supplement in accordance with Canadian GAAP, all of which were presented as a separate report and filed with the relevant Canadian securities regulators in compliance with its Canadian continuous disclosure obligations.

The consolidated financial statements of Nortel have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that Nortel would have followed had its consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of the net earnings (loss) between U.S. GAAP and Canadian GAAP for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

		As restated *		As restated *

Net earnings (loss)
U. S. GAAP	$(259)	$131	$(184)	$(94)
Deferred stock option compensation (a)	–	1	–	16
Derivative accounting (b)	–	(8)	22	(14)
Financial instruments (c)	(17)	(16)	(49)	(47)
Cumulative effect of accounting change — net of tax (d)	–	–	–	12
Other	10	3	16	(36)

Canadian GAAP	$(266)	$111	$(195)	$(163)

*	See note 21(j).

The following details the material differences between U.S. GAAP and Canadian GAAP for balance sheet information as of September 30, 2004 and December 31, 2003:

	September 30, 2004			December 31, 2003
	U.S.		Canadian	U.S.		Canadian
	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP

ASSETS
Current assets (h)	$7,698	$7	$7,705	$8,529	$3	$8,532
Investments (e)	170	–	170	244	(105)	139
Plant and equipment — net	1,591	(1)	1,590	1,656	(5)	1,651
Goodwill (a)	2,304	(909)	1,395	2,305	(910)	1,395
Intangible assets — net (i)	79	(41)	38	86	(41)	45
Deferred income taxes — net (i)	3,610	(198)	3,412	3,397	(197)	3,200
Other assets (b) (i)	337	(25)	312	374	25	399

Total assets	$15,789	$(1,167)	$14,622	$16,591	$(1,230)	$15,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities (g) (h)	$4,462	$6	$4,468	$5,002	$5	$5,007
Long-term debt (b) (c)	3,862	(309)	3,553	3,891	(382)	3,509
Deferred income taxes — net (i)	170	8	178	191	13	204
Other liabilities (b) (i)	2,938	(1,225)	1,713	2,945	(1,154)	1,791

Total liabilities	11,432	(1,520)	9,912	12,029	(1,518)	10,511

Minority interests in subsidiary companies	619	–	619	617	–	617
Total shareholders’ equity (c) (e) (g) (i)	3,738	353	4,091	3,945	288	4,233

Total liabilities and shareholders’ equity	$15,789	$(1,167)	$14,622	$16,591	$(1,230)	$15,361

The significant differences between U.S. GAAP and Canadian GAAP that impact the consolidated financial statements of Nortel include the following:

(a)	Business combinations

All of Nortel’s business combinations have been accounted for using the purchase method. Until June 30, 2001, under Canadian GAAP, when common share consideration was involved, the purchase price of Nortel acquisitions was determined based on the average trading price per Nortel Networks Corporation common share for a reasonable period before and after the date the transaction was closed. Under U.S. GAAP, when common share consideration was involved, the purchase price of the acquisitions was determined based on the average price per Nortel Networks Corporation common share for a reasonable period before and after the date the acquisition was announced or the date on which the exchange ratio became fixed. After June 30, 2001, treatment under Canadian GAAP was the same as under U.S. GAAP for measurement of share consideration. As a result of the difference between Canadian GAAP and U.S. GAAP until June 30, 2001, the value of purchase price consideration assigned to acquisitions may have varied significantly depending on the length of time between the announcement date and the closing date of the transaction and the volatility of Nortel Networks Corporation common share price within that time frame.

Stock options assumed on acquisitions were recorded at fair value for acquisitions on or after July 1, 2000 under U.S. GAAP, and for acquisitions on or after July 1, 2001 under Canadian GAAP. Beginning with acquisitions completed subsequent to July 1, 2000, U.S. GAAP requires an allocation of a portion of the purchase price to deferred compensation related to the intrinsic value of unvested options held by employees of the companies acquired. The deferred compensation is amortized to net earnings (loss) based on the remaining vesting period of the option awards. With the adoption of the Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments”, on January 1, 2002, unearned compensation is recorded on unvested options held by employees of acquired companies. Previously, there was no requirement to record deferred compensation in respect of such unvested options under Canadian GAAP. Nortel has not completed any acquisitions subsequent to January 1, 2002. The difference in accounting for options assumed or issued to the value ascribed under U.S. GAAP as part of acquisitions discussed above can result in a different balance being ascribed to goodwill under U.S. GAAP.

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

(b)	Derivative accounting

Under U.S. GAAP, effective January 1, 2001, Nortel adopted SFAS 133, which was subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS No. 133”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Under Canadian GAAP, gains and losses on derivatives that are designated as hedges and that manage the underlying risks of anticipated transactions are not recorded until the underlying hedged item is recorded in net earnings (loss) and hedge ineffectiveness is not recorded until settlement. Under U.S. GAAP, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For fair value hedges, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are reported in net earnings (loss) from continuing operations immediately. For cash flow hedges, the effective portion of the gains or losses is reported as a component of other comprehensive income (loss) and the ineffective portion is reported in net earnings (loss) from continuing operations immediately. Foreign currency hedges can fall into either fair value hedges or cash flow hedges and are accounted for accordingly.

Under U.S. GAAP, an embedded derivative is accounted for at fair value separate from the host contract when certain specified conditions are met. Under Canadian GAAP, embedded derivatives are not accounted for separately from the host contract.

Effective January 1, 2004, Nortel adopted Accounting Guideline 13, “Hedging Relationships” (“AcG-13”), which establishes specific criteria for derivatives to qualify for hedge accounting. Nortel had been previously applying these criteria under U.S. GAAP, therefore, there was no impact on adoption of AcG-13.

Concurrent with the adoption of AcG-13, Nortel also adopted the CICA’s Emerging Issues Committee (“EIC”) 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments” (“EIC 128”), which requires that certain freestanding derivative instruments that give rise to a financial asset or liability, and do not qualify for hedge accounting under AcG-13, be recognized on the balance sheet and measured at fair value, with changes in fair value recognized in earnings (loss) in each period. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 during the nine months ended September 30, 2004. Also as a result of this change, beginning in the second quarter of 2004, Nortel has no significant differences between U.S. and Canadian GAAP for its derivative accounting.

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

Under U.S. GAAP, Nortel adopted SFAS 143 effective January 1, 2003, and recorded a cumulative effect of accounting change, net of tax within net earnings (loss) on the date of adoption. Nortel adopted similar Canadian guidance, CICA Handbook Section 3110, “Asset Retirement Obligations”, effective January 1, 2004, with retroactive restatement of prior periods. Under Canadian GAAP, the cumulative effect of adoption as of January 1, 2003 was recorded as an adjustment to opening accumulated deficit, as opposed to an adjustment within net earnings (loss) under U.S. GAAP, resulting in a difference of $12.

(e)	Investments

Under U.S. GAAP, certain investment securities deemed available-for-sale by Nortel are remeasured to fair value each period, with unrealized holding gains (losses) included in other comprehensive income (loss) until realized. Under Canadian GAAP, these investments are recorded at historical cost unless a loss, that is considered other than temporary, occurs.

(f)	Other financial statement presentation differences

Under Canadian GAAP, global investment tax credits are required to be deducted from R&D expense while under U.S. GAAP, these amounts are required to be deducted from the income tax benefit (expense). The impact of this difference in the three and nine months ended September 30, 2004 of $10 and $35, respectively, and in the three and nine months ended September 30, 2003 of $9 and $28, respectively, was to increase or decrease net earnings (loss) from continuing operations before income taxes, non-controlling interests and equity in net loss of associated companies under Canadian GAAP, with a corresponding increase or decrease in income tax benefit (expense).

Under Canadian GAAP, Nortel is required to present a consolidated statement of cash flows for the three and nine months ended September 30, 2004 and 2003, whereas under U.S. GAAP, a consolidated statement of cash flows is only required for the nine months ended September 30, 2004 and 2003. The following table presents consolidated statement of cash flows data for the three and nine months ended September 30, 2004 and 2003 prepared in accordance with Canadian GAAP. There are no significant differences between U.S. and Canadian GAAP that impact the consolidated statement of cash flows.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net cash from (used in) operating activities of continuing operations	$(232)	$(448)	$(465)	$(238)
Net cash from (used in) investing activities of continuing operations	(82)	(48)	(48)	(85)
Net cash from (used in) financing activities of continuing operations	(31)	(208)	(108)	(339)
Effect of foreign exchange rate changes on cash and cash equivalents	3	19	(6)	97

Net cash from (used in) continuing operations	(342)	(685)	(627)	(565)
Net cash from (used in) discontinued operations	24	50	21	343

Net increase (decrease) in cash and cash equivalents	(318)	(635)	(606)	(222)
Cash and cash equivalents at beginning of period	3,713	4,206	4,001	3,793

Cash and cash equivalents at end of period	$3,395	$3,571	$3,395	$3,571

(g)	Other

Under U.S. GAAP, effective December 31, 2002, Nortel adopted the disclosure requirements of FIN 45. In addition, effective January 1, 2003, Nortel adopted the initial recognition and measurement provisions of FIN 45 that require a guarantor to recognize, at the inception of certain types of guarantees, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of FIN 45 are applicable for certain guarantees issued or modified after December 31, 2002. Under Canadian GAAP, there is no requirement to recognize a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. However, a contingent loss that is likely to be incurred is recognized if it can be reasonably estimated.

Under U.S. GAAP, effective January 1, 2003, Nortel adopted SFAS 146. SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Canadian GAAP, the Emerging Issues Committee (“EIC”) of the CICA issued EIC 134, “Accounting for Severance and Termination Benefits” (“EIC 134”), and EIC 135, “Accounting for Costs Associated with Exit and Disposal Activities (Including Costs Incurred in a Restructuring)” (“ EIC 135”), which harmonize the requirements with SFAS 146. Effective March 31, 2003, Nortel adopted EIC 134 and EIC 135.

Under U.S. GAAP, translation adjustments for self-sustaining subsidiaries are reported as a component of other comprehensive income (loss), whereas, under Canadian GAAP, these translation adjustments are classified as foreign currency translation adjustment, also a component of shareholders’ equity.

(h)	Joint ventures

Nortel has a number of joint ventures with other parties. Under U.S. GAAP, investments in joint ventures are accounted for under the equity method, whereas under Canadian GAAP, the proportionate consolidation method is used. The difference in accounting does not impact net earnings (loss), but does impact certain other consolidated financial statement items.

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

As described in note 2, Nortel has restated its consolidated financial statements for the years ended December 31, 2002 and 2001, and the quarters ended March 31, June 30, and September 30, 2003. The following table presents the impact of the Second Restatement adjustments on Nortel’s previously reported consolidated statement of operations for the three and nine months ended September 30, 2003 prepared in accordance with Canadian GAAP:

Consolidated Statements of Operations

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

Revenues	$2,266	$78	$2,344	$6,981	$(53)	$6,928
Cost of revenues	1,072	143	1,215	3,713	308	4,021

Gross profit	1,194	(65)	1,129	3,268	(361)	2,907

Selling, general and administrative expense	489	33	522	1,423	44	1,467
Research and development expense	475	(25)	450	1,447	(32)	1,415
Amortization of acquired technology and other	32	–	32	98	–	98
Special charges	70	10	80	184	18	202
(Gain) loss on sale of businesses and assets	(20)	3	(17)	(28)	19	(9)

Operating earnings (loss)	148	(86)	62	144	(410)	(266)

Other income (expense) — net	100	41	141	115	166	281
Interest expense
Long-term debt	(62)	–	(62)	(185)	1	(184)
Other	–	(8)	(8)	(10)	(12)	(22)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	186	(53)	133	64	(255)	(191)
Income tax benefit (expense)	(36)	(6)	(42)	(33)	(6)	(39)

	150	(59)	91	31	(261)	(230)
Minority interests — net of tax	(20)	10	(10)	(36)	(16)	(52)
Equity in net loss of associated companies — net of tax	(5)	(8)	(13)	(35)	(3)	(38)

Net earnings (loss) from continuing operations	125	(57)	68	(40)	(280)	(320)
Net earnings (loss) from discontinued operations — net of tax	55	(12)	43	244	(87)	157

Net earnings (loss)	$180	$(69)	$111	$204	$(367)	$(163)

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.03	$(0.02)	$0.01	$(0.02)	$(0.06)	$(0.08)
— from discontinued operations	0.01	0.00	0.01	0.06	(0.02)	0.04

Basic and diluted earnings (loss) per common share	$0.04	$(0.02)	$0.02	$0.04	$(0.08)	$(0.04)

The impact of the Second Restatement adjustments for the three months ended September 30, 2003 was a decrease to net earnings prepared in accordance with Canadian GAAP and U.S. GAAP of $69 and $54, respectively and for the nine months ended September 30, 2003 was an increase to net loss prepared in accordance with Canadian GAAP and U.S. GAAP of $367 and $327, respectively. The Second Restatement adjustments primarily related to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes: revenues and cost of revenues; foreign exchange; intercompany balances; special charges; other; reclassifications; and discontinued operations. See note 2 for a description of these differences. The impact of the Second Restatement adjustments was different under Canadian GAAP primarily because of adjustments to deferred stock option compensation under US GAAP. As described above (note 21(a)), there was no requirement to record deferred compensation under Canadian GAAP.

The following table presents the impact of the Second Restatement adjustments on Nortel’s previously reported consolidated balance sheet prepared in accordance with Canadian GAAP as of September 30, 2003:

	As previously
	reported	Adjustments	As restated

ASSETS
Current assets
Cash and cash equivalents	$3,570	$1	$3,571
Restricted cash and cash equivalents	113	–	113
Accounts receivable — net	2,065	(36)	2,029
Inventories — net	928	500	1,428
Income taxes recoverable	63	5	68
Future income taxes — net	415	–	415
Other current assets	420	(15)	405

Total current assets	7,574	455	8,029

Investments	110	41	151
Plant and equipment — net	1,467	196	1,663
Goodwill	1,323	48	1,371
Intangible assets — net	45	–	45
Future income taxes — net	3,079	(5)	3,074
Other assets	445	(1)	444

Total assets	$14,043	$734	$14,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$23	$–	$23
Trade and other accounts payable	759	(50)	709
Payroll and benefit-related liabilities	708	32	740
Contractual liabilities	769	(165)	604
Restructuring liabilities	276	(64)	212
Other accrued liabilities	2,303	411	2,714
Long-term debt due within one year	112	7	119

Total current liabilities	4,950	171	5,121

Long-term debt	3,364	125	3,489
Future income taxes — net	292	(24)	268
Other liabilities	1,421	368	1,789

Total liabilities	10,027	640	10,667

Non-controlling interests in subsidiary companies	613	8	621

SHAREHOLDERS’ EQUITY
Common shares, without par value	32,955	(349)	32,606
Contributed surplus	2,453	15	2,468
Deficit	(32,631)	57	(32,574)
Foreign currency translation adjustment	(329)	360	31
Equity component of convertible senior notes	475	–	475
Prepaid forward purchase contracts	480	3	483

Total shareholders’ equity	3,403	86	3,489

Total liabilities and shareholders’ equity	$14,043	$734	$14,777

22.	Supplemental consolidating financial information

As of September 30, 2004, and as a result of NNL’s credit ratings, various liens, pledges and guarantees were effective under security agreements entered into by NNL and various of its subsidiaries (see note 10).

The security agreements were originally entered into in connection with the $1,510 December 2001 364-day credit facilities (which expired on December 13, 2002). The security became effective April 4, 2002, following Moody’s Investors Service, Inc. (“Moody’s”) downgrade of NNL’s senior long-term debt rating to below investment grade, in respect of the then existing credit facilities including the Five Year Facilities. Consequently, on April 4, 2002 and in accordance with the negative pledge covenants in the indentures for all Nortel’s outstanding public debt securities, all such public debt securities became, under the terms of the security agreements, secured equally and ratably with the obligations under NNL’s and NNI’s then existing credit facilities. NNL’s obligations under the EDC Support Facility became secured on an equal and ratable basis under the security agreements on February 14, 2003.

As a result of NNL terminating the Five Year Facilities (see note 10), certain foreign security agreements entered into by NNL and various of its subsidiaries under which shares of certain subsidiaries of NNL incorporated outside of the U.S. and Canada were pledged in favor of the banks under the Five Year Facilities, EDC and the holders of Nortel and NNL’s outstanding public debt securities also terminated in accordance with their terms. In addition, guarantees by certain subsidiaries of NNL incorporated outside of the U.S. and Canada terminated in accordance with their terms. As of September 30, 2004, the security agreements pledge substantially all of the assets of NNL located in the U.S. and Canada and those of most of its U.S. and Canadian subsidiaries, including the shares of certain of NNL’s U.S. and Canadian subsidiaries, in favor of EDC and the holders of Nortel’s and NNL’s outstanding public debt securities (see note 10). In addition, certain of NNL’s wholly owned subsidiaries, including NNI, most of NNL’s Canadian subsidiaries, Nortel Networks (Asia) Limited, Nortel Networks (Ireland) Limited and Nortel Networks U.K. Limited, have guaranteed NNL’s obligations under the EDC Support Facility and Nortel’s and NNL’s outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represented either wholly owned subsidiaries of NNL whose shares were pledged, or were the remaining subsidiaries of NNL which did not provide liens, pledges or guarantees.

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

The following supplemental consolidating financial data illustrates, in separate columns, the composition (as described below) of Nortel Networks Corporation, NNL, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003, respectively.

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

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$–	$779	$1,592	$709	$(901)	$2,179
Cost of revenues	–	640	1,133	521	(901)	1,393

Gross profit	–	139	459	188	–	786

Selling, general and administrative expense	–	114	312	86	–	512
Research and development expense	–	174	258	69	–	501
Amortization of acquired technology and other	–	–	–	2	–	2
Deferred stock option compensation	–	–	–	–	–	–
Special charges	–	4	82	7	–	93
(Gain) loss on sale of businesses and assets	–	(2)	(37)	–	–	(39)

Operating earnings (loss)	–	(151)	(156)	24	–	(283)

Other income (expense) — net	(7)	17	59	(25)	–	44
Interest expense
Long-term debt	(21)	(16)	–	(8)	–	(45)
Other	–	(2)	(13)	12	–	(3)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(28)	(152)	(110)	3	–	(287)
Income tax benefit (expense)	–	2	9	19	–	30

	(28)	(150)	(101)	22	–	(257)
Minority interests — net of tax	–	–	–	1	(8)	(7)
Equity in net loss of associated companies — net of tax	(236)	(73)	(1)	19	291	–

Net earnings (loss) from continuing operations	(264)	(223)	(102)	42	283	(264)
Net earnings (loss) from discontinued operations — net of tax	5	5	3	–	(8)	5

Net earnings (loss) before cumulative effect of accounting change	(259)	(218)	(99)	42	275	(259)
Cumulative effect of accounting change — net of tax	–	–	–	–	–	–

Net earnings (loss)	$(259)	$(218)	$(99)	$42	$275	$(259)

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$–	$569	$1,723	$868	$(816)	$2,344
Cost of revenues	–	415	960	655	(816)	1,214

Gross profit	–	154	763	213	–	1,130

Selling, general and administrative expense	–	78	258	191	–	527
Research and development expense	–	198	186	71	–	455
Amortization of acquired technology and other	–	–	–	32	–	32
Deferred stock option compensation	–	–	–	1	–	1
Special charges	–	(37)	111	6	–	80
(Gain) loss on sale of businesses and assets	–	–	(19)	2	–	(17)

Operating earnings (loss)	–	(85)	227	(90)	–	52

Other income (expense) — net	4	6	24	114	–	148
Interest expense
Long-term debt	(21)	(17)	(2)	(5)	–	(45)
Other	–	–	(17)	9	–	(8)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(17)	(96)	232	28	–	147
Income tax benefit (expense)	(5)	–	159	(190)	–	(36)

	(22)	(96)	391	(162)	–	111
Minority interests — net of tax	–	–	–	(1)	(9)	(10)
Equity in net loss of associated companies — net of tax	110	229	(325)	(6)	(21)	(13)

Net earnings (loss) from continuing operations	88	133	66	(169)	(30)	88
Net earnings (loss) from discontinued operations — net of tax	43	32	20	11	(63)	43

Net earnings (loss) before cumulative effect of accounting change	131	165	86	(158)	(93)	131
Cumulative effect of accounting change — net of tax	–	–	–	–	–	–

Net earnings (loss)	$131	$165	$86	$(158)	$(93)	$131

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$–	$2,443	$5,073	$2,533	$(2,836)	$7,213
Cost of revenues	–	1,648	3,488	2,019	(2,836)	4,319

Gross profit	–	795	1,585	514	–	2,894

Selling, general and administrative expense	–	327	956	313	–	1,596
Research and development expense	–	598	649	218	–	1,465
Amortization of acquired technology and other	–	–	–	7	–	7
Deferred stock option compensation	–	–	–	–	–	–
Special charges	–	8	78	13	–	99
(Gain) loss on sale of businesses and assets	–	(2)	(38)	(74)	–	(114)

Operating earnings (loss)	–	(136)	(60)	37	–	(159)

Other income (expense) — net	(8)	32	140	(52)	–	112
Interest expense
Long-term debt	(63)	(48)	(1)	(20)	–	(132)
Other	–	(3)	(50)	35	–	(18)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(71)	(155)	29	–	–	(197)
Income tax benefit (expense)	–	48	(17)	1	–	32

	(71)	(107)	12	1	–	(165)
Minority interests — net of tax	–	–	–	(5)	(24)	(29)
Equity in net loss of associated companies — net of tax	(125)	48	173	13	(111)	(2)

Net earnings (loss) from continuing operations	(196)	(59)	185	9	(135)	(196)
Net earnings (loss) from discontinued operations — net of tax	12	12	7	–	(19)	12

Net earnings (loss) before cumulative effect of accounting change	(184)	(47)	192	9	(154)	(184)
Cumulative effect of accounting change — net of tax	–	–	–	–	–	–

Net earnings (loss)	$(184)	$(47)	$192	$9	$(154)	$(184)

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$–	$2,192	$4,986	$2,366	$(2,617)	$6,927
Cost of revenues	–	1,367	3,505	1,765	(2,617)	4,020

Gross profit	–	825	1,481	601	–	2,907

Selling, general and administrative expense	–	307	868	283	–	1,458
Research and development expense	–	600	618	222	–	1,440
Amortization of acquired technology and other	–	–	–	98	–	98
Deferred stock option compensation	–	–	–	16	–	16
Special charges	–	27	171	–	–	198
(Gain) loss on sale of businesses and assets	–	2	(6)	(2)	–	(6)

Operating earnings (loss)	–	(111)	(170)	(16)	–	(297)

Other income (expense) — net	13	180	171	(62)	–	302
Interest expense
Long-term debt	(63)	(52)	(2)	(19)	–	(136)
Other	–	(2)	(47)	27	–	(22)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(50)	15	(48)	(70)	–	(153)
Income tax benefit (expense)	5	161	(139)	(23)	–	4

	(45)	176	(187)	(93)	–	(149)
Minority interests — net of tax	–	–	–	(26)	(26)	(52)
Equity in net loss of associated companies — net of tax	(206)	(256)	(654)	(60)	1,138	(38)

Net earnings (loss) from continuing operations	(251)	(80)	(841)	(179)	1,112	(239)
Net earnings (loss) from discontinued operations — net of tax	157	157	101	22	(280)	157

Net earnings (loss) before cumulative effect of accounting change	(94)	77	(740)	(157)	832	(82)
Cumulative effect of accounting change — net of tax	–	(4)	(8)	–	–	(12)

Net earnings (loss)	$(94)	$73	$(748)	$(157)	$832	$(94)

Supplemental Consolidating Balance Sheets as of September 30, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$76	$2	$2,287	$1,025	$–	$3,390
Restricted cash and cash equivalents	–	49	19	9	–	77
Accounts receivable — net	–	402	1,121	611	–	2,134
Intercompany/related party accounts receivable	49	412	1,092	955	(2,508)	–
Inventories — net	–	329	709	465	–	1,503
Income taxes recoverable	–	14	10	29	–	53
Deferred income taxes — net	–	53	176	–	–	229
Other current assets	–	13	161	138	–	312

Total current assets	125	1,274	5,575	3,232	(2,508)	7,698

Investments	5,563	2,068	(6,897)	600	(1,164)	170
Intercompany advances	–	338	1,092	1,650	(3,080)	–
Plant and equipment — net	–	450	758	383	–	1,591
Goodwill	–	–	1,958	346	–	2,304
Intangible assets — net	–	40	1	38	–	79
Deferred income taxes — net	–	1,747	1,793	70	–	3,610
Other assets	31	68	66	172	–	337

Total assets	$5,719	$5,985	$4,346	$6,491	$(6,752)	$15,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$–	$2	$3	$8	$–	$13
Trade and other accounts payable	1	325	416	(39)	–	703
Intercompany/related party accounts payable	173	(3,488)	3,480	2,343	(2,508)	–
Payroll and benefit-related liabilities	1	96	282	128	–	507
Contractual liabilities	–	189	233	214	–	636
Restructuring liabilities	–	37	133	20	–	190
Other accrued liabilities	6	312	1,446	636	–	2,400
Long-term debt due within one year	–	11	11	(9)	–	13

Total current liabilities	181	(2,516)	6,004	3,301	(2,508)	4,462

Long-term debt	1,800	1,525	123	414	–	3,862
Deferred income taxes — net	–	5	131	34	–	170
Other liabilities	–	910	1,795	234	(1)	2,938
Intercompany advances	–	–	297	2,783	(3,080)	–

Total liabilities	1,981	(76)	8,350	6,766	(5,589)	11,432

Minority interests in subsidiary companies	–	–	–	83	536	619

SHAREHOLDERS’ EQUITY
Preferred shares	–	536	237	47	(820)	–
Common shares	33,840	1,211	5,417	2,394	(9,022)	33,840
Additional paid-in capital	3,261	22,086	761	19,693	(42,540)	3,261
Deferred stock option compensation	–	–	–	(9)	9	–
Accumulated deficit	(32,716)	(17,137)	(11,092)	(22,684)	50,913	(32,716)
Accumulated other comprehensive income (loss)	(647)	(635)	673	201	(239)	(647)

Total shareholders’ equity	3,738	6,061	(4,004)	(358)	(1,699)	3,738

Total liabilities and shareholders’ equity	$5,719	$5,985	$4,346	$6,491	$(6,752)	$15,789

Supplemental Consolidating Balance Sheets as of December 31, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$68	$(8)	$2,963	$974	$–	$3,997
Restricted cash and cash equivalents	–	25	19	19	–	63
Accounts receivable — net	–	314	1,462	729	–	2,505
Intercompany/related party accounts receivable	50	345	1,017	1,161	(2,573)	–
Inventories — net	–	302	527	361	–	1,190
Income taxes recoverable	–	13	52	25	–	90
Deferred income taxes — net	–	67	302	–	–	369
Other current assets	–	31	136	148	–	315

Total current assets	118	1,089	6,478	3,417	(2,573)	8,529

Investments	5,728	1,995	(6,801)	758	(1,436)	244
Intercompany advances	–	166	661	1,595	(2,422)	–
Plant and equipment — net	–	475	775	406	–	1,656
Goodwill	–	–	1,956	349	–	2,305
Intangible assets — net	–	40	1	45	–	86
Deferred income taxes — net	–	1,673	1,655	69	–	3,397
Other assets	37	102	39	196	–	374

Total assets	$5,883	$5,540	$4,764	$6,835	$(6,431)	$16,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$–	$2	$3	$12	$–	$17
Trade and other accounts payable	1	347	378	135	–	861
Intercompany/related party accounts payable	109	(4,071)	3,217	3,318	(2,573)	–
Payroll and benefit-related liabilities	2	137	449	176	–	764
Contractual liabilities	–	26	272	232	–	530
Restructuring liabilities	–	52	129	25	–	206
Other accrued liabilities	26	356	1,558	565	–	2,505
Long-term debt due within one year	–	11	100	8	–	119

Total current liabilities	138	(3,140)	6,106	4,471	(2,573)	5,002

Long-term debt	1,800	1,549	127	415	–	3,891
Deferred income taxes — net	–	–	143	48	–	191
Other liabilities	–	930	1,774	241	–	2,945
Intercompany advances	–	11	297	2,114	(2,422)	–

Total liabilities	1,938	(650)	8,447	7,289	(4,995)	12,029

Minority interests in subsidiary companies	–	–	–	81	536	617

SHAREHOLDERS’ EQUITY
Preferred shares	–	536	237	47	(820)	–
Common shares	33,674	1,211	5,416	2,382	(9,009)	33,674
Additional paid-in capital	3,341	22,031	726	19,679	(42,436)	3,341
Deferred stock option compensation	–	–	–	(9)	9	–
Accumulated deficit	(32,532)	(17,066)	(10,838)	(22,851)	50,755	(32,532)
Accumulated other comprehensive income (loss)	(538)	(522)	776	217	(471)	(538)

Total shareholders’ equity	3,945	6,190	(3,683)	(535)	(1,972)	3,945

Total liabilities and shareholders’ equity	$5,883	$5,540	$4,764	$6,835	$(6,431)	$16,591

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(196)	$(59)	$185	$9	$(135)	$(196)
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	–	31	132	97	–	260
Non-cash portion of special charges and related asset write downs	–	–	–	–	–	–
Equity in net loss of associated companies	125	(48)	(173)	(13)	111	2
Stock option compensation	–	29	15	11	–	55
Deferred income taxes	–	14	(7)	(19)	–	(12)
Other liabilities	–	60	115	15	–	190
Gain on repurchases of outstanding debt securities	–	–	–	–	–	–
(Gain) loss on sale or write down of investments and businesses	–	1	(76)	(72)	–	(147)
Other — net	11	–	(352)	29	24	(288)
Change in operating assets and liabilities	(20)	(333)	(346)	374	–	(325)
Intercompany/related party activity	57	340	(17)	(380)	–	–

Net cash from (used in) operating activities of continuing operations	(23)	35	(524)	51	–	(461)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	–	(20)	(118)	(56)	–	(194)
Proceeds on disposals of plant and equipment	–	4	1	5	–	10
Acquisitions of investments and businesses — net of cash acquired	–	(1)	(6)	–	–	(7)
Proceeds on sale of investments and businesses	–	1	66	76	–	143

Net cash from (used in) investing activities of continuing operations	–	(16)	(57)	25	–	(48)

Cash flows from (used in) financing activities
Dividends on preferred shares	–	(24)	–	–	24	–
Dividends paid by subsidiaries to non controlling interests	–	–	–	–	(24)	(24)
Increase (decrease) in notes payable — net	–	–	–	(2)	–	(2)
Repayments of long-term debt	–	–	(85)	(22)	–	(107)
Repayments of capital leases payable	–	(1)	(8)	4	–	(5)
Issuance of common shares	30	–	–	–	–	30

Net cash from (used in) financing activities of continuing operations	30	(25)	(93)	(20)	–	(108)

Effect of foreign exchange rate changes on cash and cash equivalents	–	–	(2)	(4)	–	(6)

Net cash from (used in) continuing operations	7	(6)	(676)	52	–	(623)
Net cash from (used in) discontinued operations	1	16	–	(1)	–	16

Net increase (decrease) in cash and cash equivalents	8	10	(676)	51	–	(607)
Cash and cash equivalents at beginning of period	68	(8)	2,963	974	–	3,997

Cash and cash equivalents at end of period	$76	$2	$2,287	$1,025	$–	$3,390

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2003:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(251)	$(80)	$(841)	$(179)	$1,112	$(239)
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	–	55	173	201	–	429
Non-cash portion of special charges and related asset write downs	–	(29)	114	2	–	87
Equity in net loss of associated companies	206	256	654	60	(1,138)	38
Stock option compensation	–	3	14	18	–	35
Deferred income taxes	14	(7)	15	(39)	–	(17)
Other liabilities	–	68	28	(2)	–	94
Gain on repurchase of outstanding debt securities	–	(4)	–	–	–	(4)
(Gain) loss on sale or write down of investments and businesses	–	(8)	(15)	15	–	(8)
Other — net	646	223	(698)	(815)	26	(618)
Change in operating assets and liabilities	(25)	441	384	(882)	–	(82)
Intercompany/related party activity	(566)	(1,020)	33	1,553	–	–

Net cash from (used in) operating activities of continuing operations	24	(102)	(139)	(68)	–	(285)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	–	(27)	(37)	(41)	–	(105)
Proceeds on disposals of plant and equipment	–	7	12	3	–	22
Acquisitions of investments and businesses — net of cash acquired	–	(60)	(5)	12	–	(53)
Proceeds on sale of investments and businesses	–	6	45	–	–	51

Net cash from (used in) investing activities of continuing operations	–	(74)	15	(26)	–	(85)

Cash flows from (used in) financing activities
Dividends on preferred shares	–	(26)	–	–	26	–
Dividends paid by subsidiaries to minority shareholders	–	–	–	–	(26)	(26)
Increase (decrease) in notes payable — net	–	4	4	(47)	–	(39)
Proceeds from long-term debt		–	–	–	–	–
Repayments of long-term debt	–	(199)	2	(70)	–	(267)
Repayments of capital leases payable	–	–	(9)	–	–	(9)
Issuance of common shares	2	–	–	–	–	2

Net cash from (used in) financing activities of continuing operations	2	(221)	(3)	(117)	–	(339)

Effect of foreign exchange rate changes on cash and cash equivalents	1	1	53	42	–	97

Net cash from (used in) continuing operations	27	(396)	(74)	(169)	–	(612)
Net cash from (used in) discontinued operations	11	104	292	(18)	–	389

Net increase (decrease) in cash and cash equivalents	38	(292)	218	(187)	–	(223)
Cash and cash equivalents at beginning of period	35	251	2,177	1,327	–	3,790

Cash and cash equivalents at end of period	$73	$(41)	$2,395	$1,140	$–	$3,567

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table of Contents

Business overview	67

Our business	67
Our segments	68
Our business environment	68
How we measure performance	70
Our strategic plan and outlook	70

Developments in 2004 and 2005	71

First nine months consolidated results summary	71
Nortel Audit Committee Independent Review; restatements; related matters	72
Comprehensive Review and First Restatement	72
Independent Review	72
Second Restatement	72
Material weaknesses in internal control over financial reporting identified in Second Restatement	75
Revenue Independent Review	76
Personnel actions	76
EDC Support Facility	77
Credit facilities and security agreements	77
Debt securities	77
Shelf registration statement	78
Credit ratings	78
Regulatory actions and pending litigation	78
Stock-based compensation plans	79
Evolution of our supply chain strategy	79
Other business developments	80
Customer financing commitments	80
Sale of Entrust shares	80
Real estate	80
Customer contract settlement	80
Directory and operator services business	80
Patent infringement settlement	80
Customer financing arrangements	81
Joint Ventures	81

Results of operations — continuing operations	81

Segment revenues	81
Geographic revenues	82
Consolidated revenues	82
Wireless Networks revenues	85
Enterprise Networks revenues	87
Wireline Networks revenues	88
Optical Networks revenues	90
Gross profit and gross margin	91
Segment gross profit and gross margin	91
Operating expenses	92
Selling, general and administrative expense	92
Segment selling, general and administrative expense	93
Research and development expense	94
Segment research and development expense	94
Segment Management EBT	95
Amortization of acquired technology and other	95

Deferred stock option compensation	95
Special charges	96
(Gain) loss on sale of businesses and assets	98
Other income (expense) — net	98
Interest expense	99
Income tax benefit (expense)	99
Net earnings (loss) from continuing operations	99

Results of operations — discontinued operations	99

Liquidity and capital resources	100

Cash flows	100
Uses of liquidity	101
Contractual cash obligations	102
Customer financing	102
Discontinued operations	103
Sources of liquidity	103
Credit facilities	103
Available support facility	103
Shelf registration statement and base shelf prospectus	104
Credit ratings	104

Off-balance sheet arrangements	105

Bid, performance related and other bonds	105
Receivables securitization and certain lease financing transactions	105
Other indemnifications or guarantees	106

Application of critical accounting estimates	106

Provisions for doubtful accounts	107
Provisions for inventory	108
Tax asset valuation	109

Accounting changes and recent accounting pronouncements	109

Accounting changes	109
Recent accounting pronouncements	110

Canadian supplement	111

Market risk	112

Equity price risk	113

Environmental matters	113

Legal proceedings	113

Risk factors/forward looking statements	113

Risks relating to our restatements and related matters	114
Risks relating to our business	121

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation, or MD&A, in combination with the accompanying unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. As discussed herein, this MD&A gives effect to the Second Restatement as described below in “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters” and in “Restatement” in note 2 of the accompanying unaudited consolidated financial statements. A number of our and Nortel Networks Limited’s past filings with the United States Securities and Exchange Commission, or SEC, remain subject to ongoing review by the SEC’s Division of Corporation Finance. In addition, the Second Restatement involved the restatement of our consolidated financial statements for 2001 and 2002 and the first, second and third quarters of 2003. Amendments to our prior filings with the SEC would be required in order for us to be in full compliance with our reporting obligations under the Exchange Act. However, we do not believe that it will be feasible to amend our Annual Report on Form 10-K/A for the year ended December 31, 2002, or 2002 Form 10-K/A, and our Quarterly Reports on Form 10-Q for 2003, or the 2003 Form 10-Qs, due to, among other factors, identified material weaknesses in our internal control over financial reporting, the significant turnover in our finance personnel, changes in accounting systems, documentation weaknesses, a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in recent years and the passage of time generally. In addition, disclosure in the 2002 Form 10-K/A and 2003 Form 10-Qs would in large part repeat the disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2003 and this report and in the other 2004 Form 10-Qs. Accordingly, we do not plan to amend our 2002 Form 10-K/A and 2003 Form 10-Qs. We believe that we have included in the 2003 Form 10-K and in this report all information needed for current investor understanding. Ongoing SEC review may require us to amend this Quarterly Report on Form 10-Q or our other public filings further. See “Risk factors/ forward looking statements”.

This section contains forward looking statements and should be read in conjunction with the risk factors described below under “Risk factors/ forward looking statements”. All dollar amounts in this MD&A are in millions of United States, or U.S., dollars unless otherwise stated.

Where we say “we”, “us”, “our” or “Nortel”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable, and where we refer to the “industry”, we mean the telecommunications industry.

Business overview

Our business

Nortel is a recognized leader in delivering communications capabilities that enhance the human experience, ignite and power global commerce, and secure and protect the world’s most critical information. Serving both service provider and enterprise customers, we deliver innovative technology solutions encompassing end-to-end broadband, Voice over IP, multimedia services and applications, and wireless broadband solutions designed to help people solve the world’s greatest challenges. Our business consists of the design, development, manufacture, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. A substantial portion of our business has a technology focus and is dedicated to research and development, or R&D. This focus forms a core strength and is a factor that we believe differentiates us from many of our competitors. We envision a networked society where people are able to connect and interact with information and with each other instantly, simply and reliably, accessing data, voice and multimedia communications services and sharing experiences anywhere, anytime.

The common shares of Nortel Networks Corporation are publicly traded on the New York Stock Exchange, or NYSE, and Toronto Stock Exchange, or TSX, under the symbol “NT”. Nortel Networks Limited, or NNL, is our principal direct operating subsidiary and its results are consolidated into our results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in minority interests in subsidiary companies in the consolidated balance sheets and dividends and the related taxes on preferred shares are reported in minority interests — net of tax in the consolidated statements of operations.

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

Effective October 1, 2004, we established a new streamlined organizational structure that included, among other things, combining the businesses of our four segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. We have reviewed the impact of these changes on our reportable segments and concluded that, although certain structural changes were made to reflect this reorganization on October 1, 2004, we did not meet the criteria to change our reportable segments under Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about segments of an enterprise and related information” for the fiscal year 2004. Our operating results on a segmented basis for the new business organizations were not available for review by our chief operating decision maker as a significant amount of our finance resources were allocated to our restatement activity discussed in greater detail under “Developments in 2004 and 2005”. We are currently reviewing the impact of these changes on our reportable segments for the fiscal year 2005.

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

During the second half of 2003 and in 2004, we began to experience a period of relative industry stability. Throughout the second half of 2003 and in 2004 and into 2005, we announced several new contracts across all of our reportable segments, but primarily in our Wireless Networks segment, as certain service provider customers began to expand and upgrade their existing networks. In 2004 and into 2005, however, we continued to experience pricing pressures on sales of certain products across all of our reportable segments primarily as a result of increased competition.

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

In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to a comprehensive review and analysis of our assets and liabilities, or the Comprehensive Review, which resulted in the restatement (effected in December 2003) of our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement. In late October 2003, the Audit Committees of our and NNL’s Boards of Directors, or the Audit Committee, initiated an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, and engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP, or WCPHD, to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that our Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures that were developed for the Audit Committee by WCPHD. Each of our and NNL’s Boards of Directors has adopted these recommendations in their entirety and directed our management to develop a detailed plan and timetable for their implementation, and will monitor their implementation. The “Summary of Findings and of Recommended Remedial Measures of the Independent Review” is set forth in full in Item 9A of our and NNL’s 2003 Annual Reports on Form 10-K, or the 2003 Annual Reports.

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

We have made a number of recent appointments that are intended to enhance and complement our senior executive team.

These appointments included the new roles of chief marketing officer, chief strategy officer and chief ethics and compliance officer. Effective March 14, 2005, William A. Owens, previously president and chief executive officer was appointed vice chairman and chief executive officer, or CEO; Peter W. Currie, our chief financial officer, or CFO, was appointed executive vice president and CFO; and Gary Daichendt was appointed president and chief operating officer. Karen Sledge was appointed controller on an interim basis effective February 7, 2005. We have initiated a search process to fill the controller position permanently.

How we measure performance

Each reportable segment is allocated resources and assets based on whether projected customer demand would support additional investment. We make adjustments to reduce resources and assets within a reportable segment in response to market conditions or where opportunities for improved efficiencies present themselves.

Our CEO has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. In 2004, each reportable segment was managed separately with each segment manager reporting directly or indirectly to the CEO. The CEO relies on the information derived directly from our management reporting system. Commencing in the second quarter of 2004, in conjunction with the appointment of William A. Owens, as our then president and chief executive officer, the primary financial measure used by the CEO in assessing performance and allocating resources to the segments has been management earnings (loss) before income taxes, or Management EBT, a measure that includes the cost of revenues and selling, general and administrative expense, or SG&A, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. This primary financial measure replaced contribution margin, the previously disclosed primary financial measure used for earlier periods. Contribution margin differs from Management EBT in that it excludes R&D expense, interest expense, other income (expense) — net, minority interest — net of tax and equity in net loss of associated companies — net of tax. See “Segment information — General description” in note 5 of the accompanying unaudited consolidated financial statements.

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

The principal components of the strategic plan are:

•	a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer, which was filled permanently with the appointment of Susan E. Shepard, effective February 21, 2005;
•	a streamlined organizational structure to reflect alignment with carrier converged networks;
•	an increased focus on the enterprise market and customers;
•	optimized R&D programs for highly secure, available and reliable converged networks;
•	the establishment of a chief strategy officer to drive partnerships, new markets and acquisitions;
•	the establishment of a chief marketing officer to drive overall marketing strategy;
•	the strategic review of embedded services to assess opportunities in the professional services business; and
•	a distinct focus on government and defense customers.

Our strategic plan also includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending. Our workforce actions are focused to disproportionately protect customer and sales facing roles as well as continue our focus on new innovative solutions. Approximately 64% of employee actions related to the focused workforce reduction were completed by the end of 2004, including approximately 55% that were notified of termination or acceptance of voluntary retirement, with the remainder comprised of voluntary attrition of employees that were not replaced. The remainder of employee actions are expected to be completed by June 30, 2005. In addition, however, the Company continues to hire in certain strategic areas such as the finance organization. These focused headcount reductions are intended to result in ongoing cost reductions in R&D and SG&A expenses and cost of sales. These actions are subject to the completion of required jurisdictional consultation and regulatory approvals. This workforce reduction is in addition to the workforce reduction that will result from our agreement with Flextronics International Ltd., or Flextronics (for more information, see “Evolution of our supply chain strategy”). We expect the real estate actions to be completed by the end of 2005.

For further information related to our work plan, see “Special charges”.

We are focusing on regions and products that support areas of growth and importance to our customers. On a regional basis, we see the largest growth opportunities in emerging markets such as China and India. Globally, we believe security and reliability for service provider networks are increasingly important to governments, defense interests and enterprises around the world.

We expect that our consolidated revenues in 2004 will be slightly lower compared with 2003. Our 2003 consolidated revenues included revenues that were deferred from prior periods.

Developments in 2004 and 2005

First nine months consolidated results summary

In the third quarter of 2004, our consolidated revenues were $2,179 compared to $2,344 in the third quarter of 2003 and $7,213 in the first nine months of 2004 compared to $6,927 in the first nine months of 2003. In the third quarter of 2004 compared to the third quarter of 2003, revenues in Optical Networks decreased 40%, Wireless Networks decreased 5% and Wireline Networks decreased 10%, while Enterprise Networks increased 8%. In the first nine months of 2004 compared to the first nine months of 2003, revenues in Wireless Networks increased 21% and Enterprise Networks increased 3% while Optical Networks decreased 21% and Wireline Networks decreased 12%.

Our gross margin decreased to 36% in the third quarter of 2004 compared to 48% in the third quarter of 2003 and decreased to 40% in the first nine months of 2004 compared to 42% in the first nine months of 2003. Our gross margin decreased primarily due to an estimated project loss of approximately $159 recorded in the third quarter of 2004 related to a wireless network contract with Bharat Sanchar Nigram Limited, or BSNL, in India that we entered into in August 2004. SG&A expense decreased 3% in the third quarter of 2004 compared to the third quarter of 2003 and increased 9% in the first nine months of 2004 compared to the first nine months of 2003. R&D expense increased 10% in the third quarter of 2004 compared to the third quarter of 2003 and increased 2% in the first nine months of 2004 compared to the first nine months of 2003. The decrease in SG&A expense in the third quarter of 2004 was primarily due to higher customer financing receivable recoveries and reductions of provisions for trade receivables in the third quarter of 2004 as compared to the third quarter of 2003. The increase in SG&A expense in the first nine months of 2004 was primarily due to increased employee related expenses, increased costs related to our restatement activities and unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar, euro and Sterling against the U.S. dollar. R&D expense increased primarily due to these unfavorable foreign exchange impacts partially offset by the continued impact of our workforce reductions. We expect that our levels of R&D spending will decrease in 2005 as we seek to achieve ongoing cost reductions in R&D as part of our strategic plan. Special charges increased significantly in the third quarter of 2004 compared to the third quarter of 2003 due to the implementation of our new strategic plan, including a new restructuring work plan. Special charges for the first nine months of 2004 decreased as compared to the first nine months of 2003 because a substantial portion of activities associated with our restructuring work plan initiated in 2001 has been completed. These activities included workforce reductions, contract settlements and facility closures.

Our discontinued operations reported net earnings of $5 in the third quarter of 2004 compared to net earnings of $43 in the third quarter of 2003 and net earnings of $12 in the first nine months of 2004 compared to net earnings of $157 in the first nine months of 2003, reflecting the continued wind-down activities of our discontinued operations.

We reported net loss before cumulative effect of accounting change of $259 in the third quarter of 2004 and $184 in the first nine months of 2004 compared to net earnings before cumulative effect of accounting change of $131 in the third quarter of

2003 and net loss before cumulative effect of accounting change of $82 in the first nine months of 2003.

In the first nine months of 2004, our cash and cash equivalents, or cash, decreased $607 from $3,997 as of December 31, 2003 to $3,390 as of September 30, 2004. The decrease was due to $461 of net cash used in our operating activities, unfavorable foreign exchange impacts of $6, $48 of net cash used in our investing activities and $108 of net cash used in our financing activities. These decreases were partially offset by net cash of $16 from our discontinued operations.

Nortel Audit Committee Independent Review; restatements; related matters

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

Three and nine months ended September 30, 2003

The following table presents the impact of the Second Restatement adjustments on our previously reported consolidated statement of operations data for the three and nine months ended September 30, 2003. The Second Restatement adjustments related primarily to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes, and are described in the paragraphs following the table below. See “Restatement” in note 2 of the accompanying unaudited consolidated financial statements.

•	revenues and cost of revenues;
•	foreign exchange;
•	intercompany balances;
•	special charges;
•	other;
•	reclassifications; and
•	discontinued operations.

Consolidated Statement of Operations data for the three and nine months ended September 30, 2003

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

Revenues	$2,266	$78	$2,344	$6,981	$(54)	$6,927
Gross profit	1,192	(62)	1,130	3,264	(357)	2,907
Operating earnings (loss)	124	(72)	52	81	(378)	(297)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	179	(32)	147	64	(217)	(153)
Net earnings (loss) from continuing operations	130	(42)	88	(3)	(236)	(239)
Net earnings (loss) from discontinued operations — net of tax	55	(12)	43	244	(87)	157
Cumulative effect of accounting change — net of tax	–	–	–	(8)	(4)	(12)

Net earnings (loss)	$185	$(54)	$131	$233	$(327)	$(94)

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.03	$(0.01)	$0.02	$(0.00)	$(0.06)	$(0.06)
— from discontinued operations	0.01	0.00	0.01	0.05	(0.01)	0.04

Basic and diluted earnings (loss) per common share	$0.04	$(0.01)	$0.03	$0.05	$(0.07)	$(0.02)

Revenues and cost of revenues

Revenues and cost of revenues were impacted by various errors related to revenue recognition, corrections to foreign exchange accounting, intercompany related items and other adjustments, including financial statement reclassifications. The net impact to revenues of the adjustments was an increase of $78 and a decrease of $54 for the three and nine months ended September 30, 2003, respectively. The net impact to cost of revenues related to these revenue adjustments, and the other corrections was an increase of $140 and $303 for the three and nine months ended September 30, 2003, respectively. The Second Restatement adjustments to revenues and cost of revenues related primarily to the following items:

•	incorrect application of SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition, or SAB 101, or AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition, or SOP 97-2, the most significant of which related to revenue under multiple element arrangements, and to revenue that should have been deferred until title or risk of loss had passed, or products had been delivered;
•	incorrect application of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, with respect to percentage-of-completion accounting for certain long-term construction contracts;
•	corrections to defer revenue from the second quarter of 2003 to the third quarter of 2003 for a specific transaction until contract execution occurred; and
•	various other adjustments primarily included corrections related to an overstatement of revenues and cost of revenues as a result of two specific transactions recorded in the first quarter of 2003 which should have been recorded in 2002. In addition, other revenue recognition adjustments were made which related to a specific contract in the Caribbean and Latin America, or CALA, region, other errors related to non-cash incentives and concessions provided to customers and other calculation errors.

Foreign exchange

As part of the plan to address a material weakness reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2003, a review of foreign exchange accounting was undertaken. The net impact was a decrease to pre-tax earnings of $8 and a decrease to pre-tax loss of $97 for the three and nine months ended September 30, 2003, respectively. The significant items were as follows:

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

Intercompany balances

Historically, we had certain intercompany balances that did not eliminate upon consolidation, or out-of-balance positions, and provisions had been recorded accordingly. As part of the Second Restatement, we reviewed these provisions and determined that they should not have been recorded. We recorded adjustments in the appropriate periods to reverse these provisions and to correct the significant out-of-balance positions. The adjustments to reverse the provisions affected the second quarter of 2003 and periods prior to 2000. The net impact was a decrease of $4 to pre-tax earnings and an increase of $23 to pre-tax loss for the three and nine months ended September 30, 2003, respectively.

Special charges

As part of the Second Restatement, we re-examined the components of special charges and recorded an increase of $10 and $18 to special charges for the three and nine months ended September 30, 2003, respectively. We determined that certain items were either recorded in special charges in error or, although correctly recorded when originally recognized, were not adjusted in the appropriate subsequent periods for changes in estimates and/or assumptions. These items related to contract settlement costs, including real estate related items, severance and fringe benefit related costs and plant and equipment impairment costs.

Other

We recorded other adjustments primarily to correct certain accruals, provisions or other transactions, which were either initially recorded incorrectly in prior periods, or not properly released or adjusted for changes in estimates and/or assumptions in the appropriate subsequent periods. The impact of these adjustments was a decrease of $10 to pre-tax earnings and an increase of $111 to pre-tax loss for the three and nine months ended September 30, 2003, respectively, and included tax and minority interests impacts of all Second Restatement adjustments.

The adjustment to income taxes was an increase of $12 to income tax expense and nil to income tax benefit for the three and nine months ended September 30, 2003, respectively, primarily related to the tax impact of the restatements, investment tax credits and taxes attributable to preferred share dividends. The adjustment to minority interests — net of tax as a result of the Second Restatement adjustments was a decrease of $10 and an increase of $16 for the three and nine months ended September 30, 2003, respectively.

Reclassifications

As a result of the restatement process, various presentation inconsistencies were identified. Adjustments were made to appropriately reflect certain items in the consolidated statement of operations. The reclassifications were made for royalty expense, (gain) loss on sale of businesses and assets and other items including certain functional spending and specific expenses.

Discontinued operations

As a result of the restatement process, we re-examined the initial provision for loss on disposal of the access solutions discontinued operations recorded in June 2001, and the subsequent activity during 2001 through 2004. We concluded that the net loss on disposal of operations recognized in the second quarter of 2001 was overstated. In addition, other adjustments were necessary to correct certain items that were either initially recorded incorrectly, or not properly released or adjusted for changes in estimates in the appropriate periods subsequent to the second quarter of 2001. The net impact of the adjustments was a decrease of $12 and $87 to the previously reported net earnings from discontinued operations — net of tax for the three and nine months ended September 30, 2003, respectively.

For the three months ended September 30, 2003, the $12 decrease to net earnings from discontinued operations consisted primarily of decreases resulting from additional provisions related to discontinued operations.

For the nine months ended September 30, 2003, the $87 decrease to net earnings from discontinued operations consisted primarily of a decrease of approximately $90 resulting from the elimination of a gain on redemption of an investment interest due to the reversal in an earlier period of a full valuation allowance that had been recorded against the investment interest when acquired, a decrease of approximately $39 related to the revaluation of certain foreign denominated customer financing provisions and a net decrease of approximately $24 resulting from additional provisions related to discontinued operations, partially offset by a $51 net increase from adjustments to contingent liabilities and an increase of approximately $11 related to a gain on settlement of a sales representation agreement which had previously been recorded in continuing operations.

Material weaknesses in internal control over financial reporting identified in Second Restatement

As described above and in the “Controls and Procedures” section of this report, two material weaknesses in our internal control over financial reporting were identified at the time of the First Restatement. Over the course of the Second Restatement process, we and D&T identified a number of additional material weaknesses in our internal control over financial reporting, as further described in the “Controls and Procedures” section of this report. D&T confirmed to the Audit Committee these material weaknesses, listed below, on January 10, 2005:

•	lack of compliance with written Nortel procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;
•	lack of compliance with Nortel procedures for appropriately applying applicable GAAP to the initial recording of certain liabilities including those described in SFAS No. 5, “Accounting for Contingencies”, or SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;

•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to revenue transactions;
•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;
•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel personnel; and
•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment; as reported in the Independent Review Summary referred to in the “Controls and Procedures” section of this report, there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

Upon completion of management’s assessment of our internal control over financial reporting as of December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, we currently expect to conclude that the first five of these six material weaknesses continued to exist at December 31, 2004. We continue to identify, develop and begin to implement remedial measures to address them, as described in the “Controls and Procedures” section of this report. See also notes 2 and 20 to the accompanying unaudited consolidated financial statements.

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

We have demanded repayment by the individuals terminated for cause of payments made under our bonus plans in respect of 2003. We have commenced litigation against our former president and chief executive officer, former chief financial officer and former controller seeking the return of those payments made to them.

EDC Support Facility

The delayed filing of the Reports and our and NNL’s Annual Reports on Form 10-K for the year ended December 31, 2004, or the 2004 Annual Reports, with the SEC, the trustees under our and NNL’s public debt indentures and Export Development Canada, or EDC, gave and may continue to give EDC the right to (i) terminate its commitments under the $750 EDC support facility, or the EDC Support Facility, relating to certain of our performance related obligations arising out of normal course business activities, and (ii) exercise certain rights against the collateral pledged under related security agreements or require NNL to cash collateralize all existing support. NNL has obtained waivers from EDC with respect to these and related matters to permit continued access to the EDC Support Facility in accordance with its terms. The current waiver will expire on the earlier of the date the 2004 Annual Reports are filed with the SEC, or April 30, 2005. The waivers have also applied to certain additional breaches under the EDC Support Facility relating to the delayed filings and the restatements and revisions to our and NNL’s prior financial results, or the Related Breaches. In connection with such waivers, EDC reclassified the previously committed $300 revolving small bond sub-facility of the EDC Support Facility as uncommitted support during the waiver period. The $300 revolving small bond facility will not become committed support until the 2004 Annual Reports have been filed with the SEC and NNL obtains a permanent waiver of the Related Breaches.

If we and NNL have not filed the 2004 Annual Reports by April 30, 2005, EDC will have the right, on such date (absent a further waiver in relation to the delayed filings and the Related Breaches), to (i) terminate the EDC Support Facility and (ii) exercise certain rights against collateral or require NNL to cash collaterize all existing support.

In addition, the Related Breaches will continue beyond the filing of the 2004 Annual Reports. Accordingly, EDC will have the right (absent a further waiver of the Related Breaches) beginning on the earlier of the date the 2004 Annual Reports are filed with the SEC, or April 30, 2005 to terminate or suspend the EDC Support Facility or exercise certain rights against collateral notwithstanding the filing of the 2004 Annual Reports. While NNL is seeking a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that NNL will receive any waiver or as to the terms of any such waiver.

As of March 14, 2005, approximately $239 of outstanding support under the EDC Support Facility was outstanding, $170 of which was outstanding under the revolving small bond sub-facility. See “Available support facility” and “Risk factors/forward looking statements”.

Credit facilities and security agreements

On April 28, 2004, NNL terminated the NNL and Nortel Networks Inc., or NNI, $750 April 2000 five year credit facilities, or the Five Year Facilities. Absent such termination, the banks would have been permitted, upon 30 days’ notice, to terminate their commitments under the Five Year Facilities as a result of NNL’s failure to file the NNL 2003 Annual Report on Form 10K by April 29, 2004. Upon termination, the Five Year Facilities were undrawn.

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

Debt securities

As a result of the delays in filing the Reports and the 2004 Annual Reports, we and NNL were not in compliance with our obligations to deliver the Reports and do not expect to be in compliance with our obligations to deliver the 2004 Annual Reports to the trustees under our and NNL’s public debt indentures. As of February 28, 2005, approximately $1,800 of notes of NNL (or its subsidiaries) and $1,800 of our convertible debt securities were outstanding.

These delays have not resulted in an automatic event of default and acceleration of the outstanding long-term debt and such default and acceleration cannot occur unless notice by holders of at least 25% of the outstanding principal amount of any relevant series of debt securities of such non-compliance is provided to us or NNL, as applicable, and we or NNL, as applicable, fail to file and deliver the 2004 Annual Reports within 90 days after such notice is provided, all in accordance with the terms of the indentures. While such notice could have been given at any time after March 30, 2004, neither we nor NNL has received a notice to the date of this report. Although we and NNL have filed the Reports, as a result of the delay in filing the 2004 Annual Reports, we and NNL will continue not to be in compliance with our obligations under our and NNL’s public debt indentures, as described above. If notice were given, we believe that it is probable that we would file and deliver the 2004 Annual Reports within 90 days after receipt of such a notice. In the unlikely event that acceleration of our debt securities were to occur, we may be unable to meet our payment obligations.

As previously reported, based on publicly available information as of January 10, 2005, we had reason to believe that at that time more than 25% of the outstanding principal amount of the $150 of 7.875% notes due June 2026 issued by a subsidiary of NNL and guaranteed by NNL were held by one holder, or a group of related holders. Other than with respect to that series of debt securities, based on such publicly available information, neither we nor NNL were aware of any holder, or group of related holders, that held at least 25% of the outstanding principal amount of any relevant series of debt securities. However, based on such publicly available information, we had reason to believe that there was sufficient concentration among holders of the $150 of 7.40% notes due June 2006 issued by NNL that the acquisition of a relatively small additional amount of these notes by certain holders could result in a holder or a group of related holders holding 25% or more of the outstanding principal amount of these notes. We and NNL are not in a position to update this information. See “Liquidity and capital resources” and “Risk factors/forward looking statements”.

Shelf registration statement

Owing to the delayed filing of the Reports and the 2004 Annual Reports, we are currently unable to use, in its current form, the remaining approximately $800 of capacity under our shelf registration statement filed with the SEC for various types of securities. See “Liquidity and capital resources” and “Risk factors/ forward looking statements”.

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

Regulatory actions and pending litigation

We are under investigation by the SEC and the Ontario Securities Commission, or OSC, Enforcement Staff. In addition, Nortel has received a U.S. federal grand jury subpoena for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, the Integrated Market Enforcement Team of the Royal Canadian Mounted Police, or RCMP, has advised us that it would be commencing a criminal investigation into our financial accounting situation. We will continue to cooperate fully with all authorities in connection with these investigations and reviews. See “Legal proceedings” and “Risk factors/forward looking statements”.

In addition, numerous class action complaints have been filed against Nortel, including class action complaints under the Employee Retirement Income Security Act, or ERISA. In addition, a derivative action complaint has been filed against Nortel. These pending civil litigation actions and regulatory and criminal investigations are significant and if decided against us, could materially adversely affect our results of operations, financial condition and liquidity by requiring us to pay substantial judgments, settlements, fines or other penalties. See “Liquidity and capital resources”, “Legal proceedings” and “Risk factors/forward looking statements”.

On May 31, 2004, the OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in the securities of Nortel Networks Corporation and NNL. This order will remain in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNL pursuant to Ontario securities laws.

As a result of our delay in filing the 2004 Annual Reports, we are in breach of the continued listing requirements of the NYSE and TSX. We and NNL continue to co-operate with the NYSE and the TSX concerning our and NNL’s delay in filing our financial reports. To the date of this report, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of Nortel Networks Corporation common shares or other of our or NNL’s listed securities. The commencement of any suspension or delisting procedure by either exchange remains, at all times, at the discretion of such exchange, and would be publicly announced by the exchange. See “Risk factors/forward looking statements”.

Stock-based compensation plans

As a result of our March 10, 2004 announcement that we and NNL would need to delay the filing of our 2003 Annual Reports, we suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the Nortel Networks Corporation 2000 Stock Option Plan, or the 2000 Plan, or Nortel Networks Corporation 1986 Stock Option Plan as amended and restated, or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in a Nortel stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investments plans, until such time as, at the earliest, that we and NNL are in compliance with U.S. and Canadian regulatory securities filing requirements.

Due to the suspension of these stock purchase plans as discussed above, in lieu of the employer portion of stock purchase plan contributions, we made equivalent pre-tax payments to eligible employees during the three and nine months ended September 30, 2004 totaling $1 and $6, respectively, which was recorded as compensation expense in the respective periods.

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

We have entered into a four year supply agreement with Flextronics for manufacturing services (whereby Flextronics will manage approximately $2,500 of our annual cost of sales) and a three year supply agreement for design services. The transfer of the optical design operations and related assets in Ottawa and Monkstown closed in the fourth quarter of 2004. In the first quarter of 2005, we completed the portion of the transaction related to the manufacturing activities in Montreal. We previously reported that the portion of the transaction related to the manufacturing activities in Calgary is expected to close in the second quarter of 2005 and that the balance of the transaction is expected to close on separate dates occurring during the first half of 2005. We and Flextronics are currently discussing the timing of the remaining transactions in order to optimize the business transition between the companies. These transactions are subject to customary conditions and regulatory approvals.

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

As a result of the proposed sale of the Northern Ireland Systems House to Flextronics, we have determined that it is probable that certain grants received from government agencies related to employment achievement targets will have to be repaid. The total grants received which could be subject to repayment is approximately $35 of which we expect to have to make repayments of $11.

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

Other business developments

Customer financing commitments

During the nine months ended September 30, 2004, we reduced our undrawn customer financing commitments by $129 primarily as a result of the expiration or cancellation of commitments and changing customer business plans. As of September 30, 2004, all undrawn commitments were available for funding under the terms of our financing agreements. For additional information, see “Customer financing”.

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

Customer contract settlement

On May 7, 2004, we received $80 in proceeds from the sale of certain assets in connection with a customer contract settlement in Latin America. This resulted in a gain of $78, which was included in (gain) loss on sale of businesses and assets for the nine months ended September 30, 2004.

Directory and operator services business

On August 2, 2004, we completed the contribution of certain assets and liabilities of our directory and operator services, or DOS, business to VoltDelta Resources LLC, or VoltDelta, a wholly owned subsidiary of Volt Information Sciences, Inc., or VIS, in return for a 24% interest in VoltDelta. After a period of two years, we and VIS each have an option to cause us to sell our VoltDelta shares to VIS for proceeds ranging from $25 to $70. As a result of this transaction, approximately 160 of our DOS employees in North America and Mexico joined VoltDelta. We recorded a gain on sale of businesses and assets of approximately $38 in the third quarter of 2004.

Patent infringement settlement

On October 26, 2004, we entered into an agreement with Foundry Networks, Inc., or Foundry, to settle outstanding patent infringement claims and counterclaims by us and Foundry. As part of the settlement, we granted Foundry a four year license under certain patents and Foundry paid $35 to us. We recorded a gain of approximately $8 in the fourth quarter of 2004 in other income (expense) — net related to past infringement claims with the remaining $27 for prepaid future royalties to be recognized ratably over four years.

Customer financing arrangements

On December 15 and 16, 2004, we sold certain notes receivable and convertible notes receivable that had been received as a result of the restructuring of a customer financing arrangement for cash proceeds of $116. The net carrying amount of the notes receivable and convertible notes receivable was $61.

On December 23, 2004, a customer financing arrangement was restructured. The notes receivable that were restructured had a net carrying amount as of December 31, 2003 of $13, net of provisions for doubtful accounts of $147 ($55 of the provision is included in discontinued operations). The restructured notes were valued at $96 and a gain of $51 ($23 of the gain is included in discontinued operations) has been recorded in the fourth quarter of 2004. On January 25, 2005, we sold this receivable for cash proceeds of $110.

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

Results of operations — continuing operations

Segment revenues

The following table summarizes our revenues for the three and nine months ended September 30, 2004 and 2003, respectively, by segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Wireless Networks	$1,054	$1,111	$(57)	(5)	$3,560	$2,953	$607	21
Enterprise Networks	591	545	46	8	1,703	1,650	53	3
Wireline Networks	379	423	(44)	(10)	1,262	1,433	(171)	(12)
Optical Networks	155	260	(105)	(40)	680	865	(185)	(21)
Other (a)	–	5	(5)	(100)	8	26	(18)	(69)

Consolidated	$2,179	$2,344	$(165)	(7)	$7,213	$6,927	$286	4

(a)	“Other” represented miscellaneous business activities and corporate functions.

Geographic revenues

The following table summarizes our geographic revenues based on the location of the customer:

	For the three months ended September 30,				For the nine months ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

United States	$1,114	$1,175	$(61)	(5)	$3,653	$3,483	$170	5
EMEA (a)	581	545	36	7	1,820	1,680	140	8
Canada	122	124	(2)	(2)	413	389	24	6
Asia Pacific	227	360	(133)	(37)	904	992	(88)	(9)
CALA (b)	135	140	(5)	(4)	423	383	40	10

Consolidated	$2,179	$2,344	$(165)	(7)	$7,213	$6,927	$286	4

(a)	The Europe, Middle East and Africa region, or EMEA.
(b)	The Caribbean and Latin America region, or CALA.

Consolidated revenues

The following chart summarizes our recent quarterly revenues:

Q3 2004 vs. Q3 2003

Our consolidated revenues decreased 7% in the third quarter of 2004 compared to the third quarter of 2003. The decrease in revenues was primarily due to a substantial decrease in Optical Networks, a decrease in Wireless Networks and a significant decrease in Wireline Networks partially offset by an increase in Enterprise Networks. The decrease in Optical Networks was due in part to increased competition and reductions in capital spending for optical products. In addition, a substantial portion of the decline in Optical Networks was a result of a cumulative correction of approximately $80 in the third quarter of 2004 for revenues previously recognized primarily in 2001 and 2002 relating to the delivery of future contractual post-contract support, or PCS, and other services as described below under “Optical Networks revenues”. Wireless Networks revenues declined primarily due to a decrease in Time Division Multiple Access, or TDMA, revenues as customers across all regions continue to migrate from the mature TDMA technology to Global System for Mobile Communications, or GSM, and Code Division Multiple Access, or CDMA, technologies. In addition, although customers continue to migrate to GSM, GSM revenues declined slightly in the third quarter of 2004 due to network expansion slowdowns and project completions in the second half of 2004 primarily in the U.S. contributing to the overall decline in Wireless Networks revenues. The decline in Wireline Networks revenues was primarily due to traditional circuit switching revenues declining in all regions at a faster rate than our packet voice solutions revenues are increasing and the continued reductions in capital expenditures by our U.S. and EMEA service provider customers. Enterprise Networks revenues increased in the third quarter primarily due to a significant increase in the circuit and packet voice portion of this segment as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products. In addition, Enterprise Networks revenues also increased due to the net impact of revenue deferrals related to certain software upgrades.

In the third quarter of 2004, customer spending remained cautious, with many of our customers realigning capital spending with their current levels of earnings in order to maximize their return on invested capital. As a result, our customers continued to focus on conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks. Also, excess network capacity and competition continued to exist in the industry which led to continued pricing pressures on the sale of certain of our products.

From a geographic perspective, the 7% decrease in revenues in the third quarter of 2004 compared to the same period in 2003 was primarily due to a:

•	37% decline in Asia Pacific substantially as a result of a cumulative correction of approximately $80 made in the third quarter of 2004 for Optical Networks revenues previously recognized primarily in 2001 and 2002 relating to the delivery of future contractual PCS and other services, as described below under “Optical Networks revenues”. The decrease in Optical Networks was also due to increased competition and reductions in capital spending for optical products. In addition, CDMA revenues declined primarily due to the completion of key customer network deployments during the first half of 2003; and
•	5% decrease in the U.S. primarily due to the decline in demand for our mature products and continued reductions in capital expenditures by our wireline service provider customers. In addition, Wireless Networks revenues declined primarily due to a significant decline in GSM revenues. The decline in GSM revenues is primarily due to network expansion slowdowns and project completions in the second half of 2004 partially offset by an increase in CDMA revenues primarily due to new contracts with certain service provider customers and other customers expanding their existing networks to meet increased subscriber demand; partially offset by a
•	7% increase in EMEA primarily due to GSM and Universal Mobile Telecommunications Systems, or UMTS, network expansion that has been tied to new contracts with customers expanding their networks to meet increased subscriber demand, which was partially offset by continued reductions in capital expenditures by wireline service provider customers.

First nine months of 2004 vs. first nine months of 2003

Our consolidated revenues increased 4% in the first nine months of 2004 compared to the first nine months of 2003. Wireless Networks revenues improved substantially as a result of increased spending in the first half of 2004 by our wireless service provider customers on our GSM, UMTS and CDMA technologies. Our Wireless Networks business benefited from new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services. Enterprise Networks revenues increased slightly due to a significant increase in the circuit and packet voice portion of this segment as customers continued to migrate towards converged packet voice solutions. These increases were partially offset by a substantial decline in Optical Networks revenues and a significant decline in Wireline Networks revenues. The decrease in Optical Networks revenues was due in part to reductions in customer spending as they continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. Significant excess inventories and capacity continued to exist in the long-haul portion of the Optical Networks segment which also resulted in ongoing pricing pressures across all regions. In addition, a substantial portion of the decline in Asia Pacific was a result of a cumulative correction of approximately $80 made in the third quarter of 2004 for revenues previously recognized primarily in 2001 and 2002 relating to the delivery of future contractual PCS and other services, as described below under “Optical Networks revenues”. The significant decline in Wireline Networks revenues was primarily due to traditional circuit switching revenues declining in all regions at a faster rate than our packet voice solutions revenues are increasing and the continued reductions in capital expenditures by our U.S. and EMEA service provider customers.

In the first nine months of 2004, customer spending remained cautious, with many of our customers realigning capital spending with their current levels of earnings in order to maximize their return on invested capital. As a result, our customers continued to focus on conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks. Also, excess network capacity and competition continued to exist in the industry which led to continued pricing pressures on the sale of certain of our products.

From a geographic perspective, the 4% increase in revenues in the first nine months of 2004 compared to the same period in 2003 was primarily due to a:

•	5% increase in the U.S. primarily due to new contracts with certain service provider customers and other customers upgrading and expanding their existing networks to meet increased subscriber demand in the Wireless Networks segment. The increase was partially offset by continued reductions in capital expenditures by our wireline service provider customers;
•	8% increase in EMEA primarily due to GSM and UMTS network expansion that has been tied to increased subscriber demand, which was partially offset by continued reductions in capital expenditures by our wireline service provider customers; and
•	10% increase in CALA primarily from new contracts with certain wireless service provider customers and other customers upgrading and expanding their existing networks to meet increased subscriber demand; partially offset by
•	9% decline in Asia Pacific due in part to increased competition and reductions in capital spending for optical products. In addition, a substantial portion of the decline in Asia Pacific was a result of a cumulative correction of approximately $80 made in the third quarter of 2004 for revenues previously recognized primarily in 2001 and 2002 relating to the delivery of future contractual PCS and other services, as described below under “Optical Networks revenues”.

Q3 2004 vs. Q2 2004

Our consolidated revenues decreased 16% in the third quarter of 2004 compared to the second quarter of 2004 primarily due to a significant decrease in Wireless Networks and Wireline Networks and a substantial decrease in Optical Networks. The decrease in Wireless Networks revenues is primarily due to a substantial decrease in GSM revenues primarily due to network expansion slowdowns and project completions in the second half of 2004. The decline in Wireline Networks revenues was primarily due to a decline in demand for our mature products and continued reduction in capital expenditures by our service provider customers. In addition, Wireline Networks declined due to a typical seasonal decrease in the third quarter of the year. The decline in Optical Networks revenues was due in part to increased competition and reductions in capital spending for optical products and to the recognition of revenue in the second quarter of 2004 related to 2002 sales that had been deferred as a result of liquidated damages and right of return provisions. In addition, a substantial portion of the decline in Optical Networks revenues was a result of a cumulative correction of approximately $80 made in the third quarter of 2004 for revenues previously recognized primarily in 2001 and 2002 relating to the delivery of future contractual PCS, and other services as described below under “ Optical Networks revenues”.

From a geographic perspective, the 16% decrease in revenues in the third quarter of 2004 compared to the second quarter of 2004 was primarily due to a:

•	16% decrease in the U.S. primarily due to network expansion slowdowns and project completions in the second half of 2004 in the Wireless Networks segment. In addition, the decrease was also due to continued reductions in capital expenditures by our wireline service provider customers;
•	31% decrease in Asia Pacific was due in part to increased competition and reductions in capital spending for optical products and to the recognition of Optical Networks revenue in the second quarter of 2004 related to 2002 sales that had been deferred as a result of liquidated damages and right of return provisions. In addition, a substantial portion of the decline in the Asia Pacific revenues was a result of a cumulative correction of approximately $80 made in the third quarter of 2004 for revenues previously recognized primarily in 2001 and 2002 relating to the delivery of future contractual PCS, and other services as described below under “Optical Networks revenues”; and
•	10% decrease in EMEA primarily due to network expansion slowdowns and project completions in the second half of 2004.

2004 and 2005

We expect that our consolidated revenues in 2004 will be slightly lower compared with 2003. The 2003 consolidated revenues included revenues that were deferred from prior periods. Although we expect a slight decline in consolidated revenues in 2004 as compared to 2003, we saw growth in several areas in 2004 primarily as a result of customers increasing their investments in:

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

Spending in these areas of our business has been partially offset by customers limiting their investment in mature technologies as they focus on maximizing return on invested capital. In addition, we have continued to experience pricing pressures on sales of certain of our products as a result of increased competition, particularly from low cost suppliers. Further, while customer support generally remains strong, we believe the ongoing financial restatement activities and the internal restructuring and realignment programs initiated in August 2004 adversely impacted business performance in 2004. Our quarterly results of operations will not necessarily be consistent with our historical quarterly profile or indicative of our expected results in future quarters. See “Risk factors/forward looking statements” for other factors that may affect our revenues.

Wireless Networks revenues

The following chart summarizes recent quarterly revenues for Wireless Networks:

Q3 2004 vs. Q3 2003

Wireless Networks revenues decreased 5% in the third quarter of 2004 compared to the third quarter of 2003 primarily due to a substantial decrease in revenues in TDMA and a slight decrease in GSM and CDMA partially offset by a substantial increase in UMTS.

CDMA revenues decreased slightly in the third quarter of 2004 compared to the third quarter of 2003 due to a substantial decrease in Asia Pacific partially offset by a substantial increase in CALA and an increase in the U.S. The substantial decline in Asia Pacific was primarily due to the completion of key customer network deployments during the first half of 2004. The increases in the U.S. and CALA were primarily due to new contracts with certain service provider customers and other customers expanding their existing networks to meet increased subscriber demand.

TDMA revenues declined substantially in the third quarter of 2004 compared to the third quarter of 2003 primarily due to the continued transition to newer wireless technologies. The substantial decline was primarily due to customers across all regions continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. In the third quarter of 2004, TDMA revenues accounted for less than 1% of total Wireless Networks revenues compared to 6% in the third quarter of 2003.

GSM revenues decreased slightly in the third quarter of 2004 compared to the third quarter of 2003. The slight decrease was primarily due to a significant decrease in the U.S. partially offset by an increase in EMEA. The decrease in the U.S. was primarily due to network expansion slowdowns and project completions in the second half of 2004. The increase in EMEA was primarily due to new contracts with certain service provider customers and other customers expanding their existing networks to meet increased subscriber demand.

UMTS revenues increased substantially in the third quarter of 2004 compared to the third quarter of 2003 primarily due to increased subscriber demand, new contracts with certain service provider customers and continued transition to this next generation technology in EMEA.

From a geographic perspective, the 5% decrease in Wireless Networks revenues in the third quarter of 2004 compared to the same period in 2003 was primarily due to a 28% decrease in Asia Pacific, a 7% decrease in the U.S. and a 17% decrease in CALA partially offset by a 29% increase in EMEA. The decrease in Asia Pacific was primarily due to the completion of key customer network deployments during the first half of 2004. The decrease in the U.S. and CALA was primarily due to the continued transition from TDMA to newer wireless technologies. In addition, the decrease in the U.S. was also due to network expansion slowdowns and project completions in the second half of 2004. The increase in EMEA was primarily due to new contracts with certain service provider customers for our UMTS technology.

First nine months of 2004 vs. first nine months of 2003

Wireless Networks revenues increased 21% in the first nine months of 2004 compared to the first nine months of 2003 due to increased spending in the first half of 2004 by our wireless service provider customers on our GSM, UMTS and CDMA technologies as a result of new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services.

CDMA revenues increased significantly in the first nine months of 2004 compared to the first nine months of 2003 due to a significant increase in the U.S. and a substantial increase in CALA. The increases in the U.S. and CALA were primarily due to new contracts with certain service provider customers and other customers upgrading and expanding their existing networks to meet increased subscriber demand. These increases in revenues were partially offset by a substantial decline in Asia Pacific and a significant decline in Canada primarily due to the completion of certain customer network deployments during the first half of 2003.

TDMA revenues declined substantially in the first nine months of 2004 compared to the first nine months of 2003 primarily due to the continued transition to newer wireless technologies. The substantial decline was primarily due to customers across all regions continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. In the first nine months of 2004, TDMA revenues accounted for less than 2% of total Wireless Networks revenues compared to 7% in the first nine months of 2003.

GSM revenues increased substantially in the first nine months of 2004 compared to the first nine months of 2003. The substantial increase was across all regions primarily related to accelerated network expansions with certain service providers to meet increased subscriber demand, new contracts with certain service provider customers and other customers expanding their existing networks.

UMTS revenues increased substantially in the first nine months of 2004 compared to the first nine months of 2003 primarily due to increased subscriber demand, new contracts with certain service provider customers and other customers expanding their existing networks and the continued transition to this next generation technology.

From a geographic perspective, the 21% increase in Wireless Networks revenues in the first nine months of 2004 compared to the same period in 2003 was primarily due to a 17% increase in the U.S., a 44% increase in EMEA, a 14% increase in Asia Pacific, a 25% increase in Canada, and a 4% increase in CALA primarily due to new contracts with certain service provider customers and other customers upgrading and expanding their existing networks to meet increased subscriber demand.

Q3 2004 vs. Q2 2004

Wireless Networks revenues decreased 18% in the third quarter of 2004 compared to the second quarter of 2004 due to a substantial decrease in GSM revenues primarily due to network expansion slowdowns and project completions in the second half of 2004.

From a geographic perspective, the 18% decrease in Wireless Networks revenues in the third quarter of 2004 compared to the second quarter in 2004 was primarily due to a 21% decrease in the U.S., a 14% decrease in EMEA, and a 23% decrease in CALA due to the reasons mentioned above.

2004 and 2005

During 2004, Wireless Networks revenues continued to be primarily generated by sales of CDMA and GSM technologies. Also, revenues associated with our TDMA technology continued to decline in 2004 compared to 2003 due to the continued transition to newer wireless technologies. Revenues related to our UMTS technology have grown compared to 2003 as a result of contracts announced in the second half of 2003 and in 2004 and the continued transition to this next generation technology. We continue to expect a growing percentage of our Wireless Networks revenues to come from our UMTS technology driven by strong growth in EMEA and Asia Pacific and moderate growth in other global markets. While we have seen encouraging indicators in certain areas of the wireless market, we can provide no assurance that these growth areas that have begun to emerge will continue in the future.

Enterprise Networks revenues

The following chart summarizes recent quarterly revenues for Enterprise Networks:

Q3 2004 vs. Q3 2003

Enterprise Networks revenues increased 8% in the third quarter of 2004 compared to the third quarter of 2003 due to a significant increase in the circuit and packet voice portion of this segment partially offset by a decrease in the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment increased significantly in the third quarter of 2004 compared to the same period in 2003. The significant increase was primarily due to the substantial increase in revenues associated with our converged internet protocol, or IP, telephony solutions as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products. In addition, the increase was due to the net impact of revenue deferrals related to certain software upgrades.

Revenues associated with the data networking and security portion of this segment decreased in the third quarter of 2004 compared to the third quarter of 2003. The decrease to revenue was primarily due to pricing pressures driven by increased competition and a decrease in volume of certain of our largest channel partners.

From a geographic perspective, the 8% increase in Enterprise Networks revenues in the third quarter of 2004 compared to the same period in 2003 was primarily due to a 16% increase in the U.S primarily due to revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions.

First nine months of 2004 vs. first nine months of 2003

Enterprise Networks revenues increased slightly in the first nine months of 2004 compared to the same period in 2003 due to a significant increase in the circuit and packet voice portion of this segment partially offset by a significant decrease in the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment increased significantly in the first nine months of 2004 compared to the same period in 2003. The significant increase was primarily due to the substantial increase in revenues associated with our converged IP telephony solutions as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products. In addition, the increase was due to the net impact of revenue deferrals related to certain software upgrades.

Revenues associated with the data networking and security portion of this segment decreased significantly in the first nine months of 2004 compared to the same period in 2003. The significant decrease in revenues was primarily due to a decline in sales of our legacy routing portfolio and associated declines in new service contracts and service contract renewals. We also experienced a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition. These declines were partially offset by growth from improved market penetration of certain new products.

From a geographic perspective, Enterprise Networks revenues increased slightly in the first nine months of 2004 compared to the first nine months of 2003 primarily due to an 8% increase in the U.S. and a 20% increase in CALA partially offset by a 4% decline in EMEA. The increases in the U.S. and CALA were primarily due to increases in revenues associated with our

IP telephony solutions as customers continued to migrate towards converged packet voice solutions partially offset by pricing and competitive pressures on certain of our data products. The decline in EMEA was primarily due to pricing and competitive pressures on certain data networking products, continuing economic uncertainty in the region and a reduction in our traditional circuit switching products.

Q3 2004 vs. Q2 2004

Enterprise Networks revenues increased slightly in the third quarter of 2004 compared to the second quarter of 2004 due to a slight increase in the circuit and packet voice portion of this segment. The data networking and security portion of this segment was essentially flat.

Revenues associated with the circuit and packet voice portion of this segment increased slightly as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products. This increase was partially offset by the net impact of revenue deferrals related to certain software upgrades.

Revenues associated with the data networking and security portion of this segment were essentially flat in the third quarter of 2004 compared to the second quarter of 2004 primarily due to the recognition of previously deferred revenues associated with certain data switch upgrades in the third quarter of 2004 partially offset by pricing and competitive pressures on certain of our data products.

From a geographic perspective, Enterprise Networks revenues increased slightly in the third quarter of 2004 compared to the second quarter of 2004 primarily due to a 7% increase in the U.S. and a 10% increase in Asia Pacific partially offset by a 9% decrease in EMEA. The increases were primarily due to revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions partially offset by competitive pressures on certain of our data products. The decline in EMEA was primarily due to pricing and competitive pressures on certain data networking products, continuing economic uncertainty in the region and a reduction in our traditional circuit switching products.

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

Wireline Networks revenues

The following chart summarizes recent quarterly revenues for Wireline Networks:

Q3 2004 vs. Q3 2003 and first nine months of 2004 vs. first nine months of 2003

Wireline Networks revenues declined 10% in the third quarter of 2004 compared to the third quarter of 2003 and declined

12% in the first nine months of 2004 compared to the first nine months of 2003.

Revenues from the circuit and packet voice portion of this segment decreased significantly in the third quarter of 2004 compared to the third quarter of 2003 and decreased in the first nine months of 2004 compared to the first nine months of 2003 primarily due to a substantial decline in our traditional circuit switching product revenues. The substantial decline in our traditional circuit switching product revenues was primarily due to continued reductions in capital expenditures by our U.S. and EMEA service provider customers and a reduction in spending on our mature products in all regions. The substantial decline in traditional circuit switching product revenues was partially offset by the substantial increase in revenues related to our packet voice solutions in all regions except Asia as customers transitioned to these next-generation products from our traditional circuit switching products.

Revenues from the data networking and security portion of this segment decreased in the third quarter of 2004 compared to the third quarter of 2003 and decreased significantly in the first nine months of 2004 compared to the first nine months of 2003 primarily due to a decline in demand for our mature products in the U.S. and EMEA.

From a geographic perspective, the 10% decline in Wireline Networks revenues in the third quarter of 2004 compared to the third quarter of 2003 was primarily due to a:

•	22% decline in the U.S. and 11% decline in EMEA primarily due to a decline in demand for our mature products and continued reduction in capital expenditures by our service providers; partially offset by
•	42% increase in CALA primarily due to increased deployment of packet voice solutions; and
•	15% increase in Asia Pacific primarily due to increased deployment of data networking products.

From a geographic perspective, the 12% decline in Wireline Networks revenues in the first nine months of 2004 compared to the first nine months of 2003 was primarily due to a:

•	19% decline in the U.S. and 14% decline in EMEA primarily due to a decline in demand for our mature products and continued reduction in capital expenditures by our service providers; partially offset by
•	52% increase in CALA primarily due to increased deployment of packet voice solutions; and
•	7% increase in Asia Pacific primarily due to increased deployment of data networking products.

Q3 2004 vs. Q2 2004

Wireline Networks revenues decreased significantly in the third quarter of 2004 compared to the second quarter of 2004 due to a significant decline in the circuit and packet voice portion of this segment and a significant decline in the data networking and security portion of this segment primarily due to a decline in demand for our mature products and continued reduction in capital expenditures by our service providers. In addition, the decline is also due to a typical seasonal decrease in the third quarter of the year.

From a geographic perspective, Wireline Networks revenues decreased significantly in the third quarter of 2004 compared to the third quarter of 2004 primarily due to a 31% decline in the U.S., 19% decline in Canada and 4% decline in EMEA partially offset by a 22% increase in Asia Pacific and a 13% increase in CALA. The declines in the U.S., Canada and EMEA were primarily due to a decline in demand for our mature products and continued reduction in capital expenditures by our service providers. In addition, the decline was also due to a typical seasonal decrease in the third quarter of the year. The increase in Asia Pacific was primarily due to increased deployment of data networking products. The increase in CALA was primarily due to increased deployment of packet voice solutions.

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

Optical Networks revenues

The following chart summarizes recent quarterly revenues for Optical Networks:

Q3 2004 vs. Q3 2003 and first nine months of 2004 vs first nine months of 2003

Optical Networks revenues declined 40% in the third quarter of 2004 compared to the third quarter of 2003 and declined 21% in the first nine months of 2004 compared to the first nine months of 2003.

Revenues in the long-haul portion of this segment declined substantially in the third quarter of 2004 compared to the third quarter of 2003 and in the first nine months of 2004 compared to the first nine months of 2003. Revenues declined in part due to reduced spending by customers as they continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. Significant excess inventories and capacity continued to exist in this portion of the segment which also resulted in ongoing pricing pressures across all regions. In addition, a substantial portion of the decline was a result of a cumulative correction made in the third quarter of 2004 for revenues previously recognized primarily in 2001 and 2002. These previously recognized revenues related to past sales of equipment to certain customers in the Asia Pacific region which we subsequently determined should have been deferred and recognized with the delivery of future contractual PCS and other services over the term of the PCS. A corresponding correction was made in the third quarter of 2004 to the associated costs of revenues which should also have been deferred and recognized with the delivery of future contractual PCS and other services. The adjustment to correct for the previously recognized revenues resulted in a reduction in revenues of approximately $80 in the third quarter of 2004. These revenues and associated costs of revenues will be recognized in future periods during the remaining term of the PCS. As a result of the corresponding correction made to the associated costs of revenues, there was no significant impact on our gross margin as a percentage of revenues in the third quarter of 2004.

Revenues in the metro optical portion of this segment increased substantially in the third quarter of 2004 compared to the third quarter of 2003 and in the first nine months of 2004 compared to the first nine months of 2003. The substantial increase in revenues was primarily due to certain service provider customers primarily in the U.S. and EMEA upgrading and expanding their existing networks.

From a geographic perspective, the 40% decline in Optical Networks revenues in the third quarter of 2004 compared to the same period in 2003 was primarily due to a:

•	159% decline in Asia Pacific due in part to increased competition and reductions in capital spending for optical products and primarily to an adjustment of revenue of approximately $80 as described above; and
•	10% decline in the U.S. primarily due to customers continuing to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks in the long-haul portion of this segment; partially offset by certain service provider customers upgrading and expanding their existing networks in the metro optical portion of this segment; partially offset by
•	14% increase in EMEA primarily related to certain service provider customers upgrading and expanding their existing networks in the metro optical portion of this segment.

From a geographic perspective, the 21% decline in Optical Networks revenues in the first nine months of 2004 compared to the first nine months of 2003 was primarily due to a:

•	62% decline in Asia Pacific due in part to increased competition and reductions in capital spending for optical products and primarily to an adjustment of revenue of approximately $80 as described above; and
•	8% decline in the U.S. and a 3% decline in EMEA primarily due to customers continuing to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks in the long-haul portion of this segment.

Q3 2004 vs. Q2 2004

Optical Networks revenues decreased 45% in the third quarter of 2004 compared to the second quarter of 2004. The substantial decrease was primarily due to a 147% decrease in Asia Pacific. The decrease in Asia Pacific was due in part to increased competition and reductions in capital spending for optical products and to the recognition of revenue in the second quarter of 2004 related to 2002 sales that had been deferred as a result of liquidated damages and right of return provisions. In addition, a substantial portion of the decline was due to an adjustment of revenue of approximately $80 as described above.

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

We see an increase in demand for metro Dense Wavelength Division Multiplexing solutions. This increase is primarily due to new network deployments by certain customers and other customers expanding their networks, driven by emerging applications such as cable video on demand, all of which have resulted in increased demand for low cost, high capacity connectivity between network sites. As a result, we expect that the metro optical portion of this segment will continue to represent a larger percentage of overall Optical Networks revenues. While we have seen encouraging indicators in certain parts of the optical market, we can provide no assurance that the growth areas that have begun to emerge will continue in the future.

Gross profit and gross margin

	For the three months ended September 30,				For the nine months ended September 30,
	2004	2003	Change	% Change	2004	2003	Change	% Change

Gross profit	$786	$1,130	$(344)	(30)	$2,894	$2,907	$(13)	(0)
Gross margin	36.1%	48.2%	(12.1 pts)		40.1%	42.0%	(1.9 pts)

Gross margin declined 12.1 percentage points and 1.9 percentage points for the three and nine months ended September 30, 2004, respectively. The decline was primarily due to:

•	an estimated project loss of approximately $159 related to a contract with BSNL in India recognized in the third quarter of 2004;
•	a one-time reduction in accruals of $53 associated with a certain customer bankruptcy settlement in the third quarter of 2003;
•	changes in product mix mainly related to decreased volumes of certain products with higher margins; and
•	pricing pressures on certain of our products; partially offset by
•	continued improvements in our cost structure primarily as a result of favorable supplier pricing.

While we cannot predict the extent to which changes in product mix and pricing pressures will continue to impact our gross margin, we continue to see the effects of improvements in our product costs primarily due to favorable material pricing. Considering the impacts of our strategic plan described under “Business overview — Our strategic plan and outlook” and the higher costs associated with initial customer deployments in emerging markets, we expect that gross margin will trend in the range of 40% to 44% through 2005. See “Risk factors/ forward looking statements” for factors that may affect our gross margins.

Segment gross profit and gross margin

Wireless Networks

Wireless Networks gross margin decreased by approximately 18 percentage points in the third quarter of 2004 compared to the third quarter of 2003 and decreased by approximately 6 percentage points in the first nine months of 2004 compared to the same period in 2003 primarily due to:

•	an estimated project loss of approximately $159 related to a contract with BSNL in India recognized in the third quarter of 2004;
•	reductions in the selling price of certain products as a result of increased competition for service provider customers; and
•	changes in product mix mainly related to decreased volumes of certain products with higher margins.

Enterprise Networks

Enterprise Networks gross margin was essentially flat in both the third quarter of 2004 compared to the third quarter of 2003 and in the first nine months of 2004 compared to the same period in 2003 primarily due to:

•	improvements in our product costs primarily as a result of favorable material pricing; and
•	reductions in other operations related costs including customer service and warranty costs; partially offset by
•	reductions in the selling price of certain of our products in 2003 as a result of increased competition for enterprise customers.

Wireline Networks

Wireline Networks gross margin decreased by approximately 7 percentage points in the third quarter of 2004 compared to the third quarter of 2003 and decreased by approximately 3 percentage points in the first nine months of 2004 compared to the same period in 2003 primarily due to changes in product mix mainly related to decreased volumes of certain products with higher margins.

Optical Networks

Optical Networks gross margin decreased by approximately 17 percentage points in the third quarter of 2004 compared to the third quarter of 2003 primarily due to:

•	a one-time reduction in accruals of $53 associated with a certain customer bankruptcy settlement in the third quarter of 2003.

In addition, Optical Networks gross margin improved by approximately 4 percentage points in the first nine months of 2004 compared to the same period in 2003 primarily due to:

•	increased volume of higher margin sales contracts;
•	continued cost reduction on our current generation products in both the long-haul portion and metro optical portion of this segment; and
•	reductions in operations related costs, primarily in the U.S. and EMEA; partially offset by
•	continued pricing pressures on the sale of certain products.

Operating expenses

Selling, general and administrative expense

	For the three months ended September 30,					For the nine months ended September 30,
	2004	2003	$ Change		% Change	2004	2003	$ Change		% Change

SG&A expense	$512	$527	$(15)		(3)	$1,596	$1,458	$138		9
As % of revenues	23.5%	22.5%	1.0	pts		22.1%	21.0%	1.1	pts

SG&A expense decreased $15 for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to:

•	net trade and customer financing receivable recoveries of $43 in the third quarter of 2004 compared to a recovery of $14 in the third quarter of 2003. The recoveries in the third quarter of 2004 includes an incremental recovery of $27 that was recorded as part of our review of the provision for doubtful accounts as of September 30, 2004. For additional information related to this provision, see “Application of critical accounting estimates — Provision for doubtful accounts”.

SG&A expense increased $138 for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to:

•	costs related to our restatement activities of approximately $62 in the first nine months of 2004; and
•	significant unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and the Sterling against the U.S. dollar;
•	an increase in expense related to our stock-based compensation plans, including restricted stock unit and stock option programs; partially offset by
•	net trade and customer financing receivable recoveries of $46 in the first nine months of 2004 compared to a recovery of $112 in the first nine months of 2003. Recoveries were higher in 2003 as a result of favorable settlements related to the sale or restructuring of various receivables and net recoveries on other trade and customer financing receivables due to subsequent collections for amounts exceeding our original estimates of net recovery;

Overall in 2004, our SG&A expense is expected to increase compared to 2003 primarily as a result of costs of approximately $115 related to our restatement activities, net trade and customer financing receivable recoveries of $180 that were included in our SG&A expense in 2003 that are not expected to be repeated at the same levels in 2004, negative foreign exchange impacts and increases in our stock-based compensation programs. Although we expect increased SG&A expense in 2004 compared to 2003, through the implementation of our strategic plan, we expect to reduce operating expenses (both SG&A and R&D expense) to approximately 35% of revenues or lower on an annualized basis in 2005. See “Business overview — Our strategic plan and outlook”.

Segment selling, general and administrative expense

Wireless Networks

Wireless Networks SG&A expense was essentially flat in the third quarter of 2004 compared to the third quarter of 2003 and increased significantly in the first nine months of 2004 compared to the same period in 2003 primarily due to:

•	increases in employee related expenses;
•	net trade and customer financing receivable recoveries in 2003 not repeated in 2004; and
•	unfavorable foreign exchange rate impacts associated with the strengthening of the euro and Sterling against the U.S. dollar.

Enterprise Networks

Enterprise Networks SG&A expense increased slightly in both the third quarter of 2004 compared to the third quarter of 2003 and in the first nine months of 2004 compared to the same period in 2003 primarily due to:

•	increases in sales and marketing expenses; and
•	increases in employee related expenses; partially offset by
•	the continued impact of our workforce reductions.

Wireline Networks

Wireline Networks SG&A expense decreased slightly in the third quarter of 2004 compared to the third quarter of 2003 and was relatively flat in the first nine months of 2004 compared to the same period in 2003 primarily due to:

•	the continued impact of our workforce reductions; partially offset by
•	planned investment in strategic businesses.

Optical Networks

Optical Networks SG&A expense was essentially flat in the third quarter of 2004 compared to the third quarter of 2003. For the first nine months of 2004 compared to the same period in 2003, Optical Networks SG&A expense decreased primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; and
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

Research and development expense

	For the three months ended September 30,				For the nine months ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

R&D expense	$501	$455	$46	10	$1,465	$1,440	$25	2
As % of revenues	23.0%	19.4%	3.6 pts		20.3%	20.8%	(0.5 pts)

R&D expense increased by 3.6 percentage points in the third quarter of 2004 and was relatively flat in the nine months ended September 30, 2004 compared to the same periods in 2003 primarily due to unfavorable foreign exchange impacts partially offset by the continued impact of our workforce reductions.

Our continued strategic investments in R&D are aligned with technology leadership in anticipated growth areas. We maintained a technology focus and commitment to invest in new innovative solutions where we believed we would achieve the greatest future benefit from this investment. As a result, our R&D expense as a percentage of our consolidated revenues increased to 23.0% in the third quarter of 2004 compared to 19.4% in the third quarter of 2003 and was relatively flat at 20.3% in the first nine months of 2004 compared to 20.8% in the same period in 2003.

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

Our R&D expense as a percentage of revenue in 2004 is expected to be similar to 2003. We expect that our R&D expense as a percentage of revenue in 2005 will be lower than 2004 as we seek to achieve ongoing cost reductions in R&D as part of our strategic plan first announced in August 2004. See “Business overview — Our strategic plan and outlook”.

Segment research and development expense

Wireless Networks

Wireless Networks R&D expense increased significantly in the third quarter of 2004 compared to the third quarter of 2003 and increased in the first nine months of 2004 compared to the first nine months of 2003 primarily due to:

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar;
•	continued investment in the development of new CDMA and UMTS products; and
•	acceleration of programs to increase the feature content in GSM product offering.

Enterprise Networks

Enterprise Networks R&D expense decreased slightly in the third quarter of 2004 compared to the third quarter of 2003 and in the first nine months of 2004 compared to the first nine months of 2003 primarily due to:

•	effectively prioritizing investment in data products and increased outsourcing activity; partially offset by
•	acceleration of IP portfolio R&D programs.

Wireline Networks

Wireline Networks R&D expense increased in the third quarter of 2004 compared to the third quarter of 2003 and in the first nine months of 2004 compared to the first nine months of 2003 primarily due to:

•	continued investment in the development of new voice and data products;
•	accelerated development of certain new products; and
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

Optical Networks

Optical Networks R&D expense decreased significantly in the third quarter of 2004 compared to the third quarter of 2003 and decreased substantially in the first nine months of 2004 compared to the first nine months of 2003 primarily due to

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; partially offset by
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

Segment Management EBT

	For the three months ended September 30,				For the nine months ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Wireless Networks	$(36)	$215	$(251)	(117)	$353	$377	$(24)	(6)
Enterprise Networks	39	21	18	86	78	37	41	111
Wireline Networks	(56)	(3)	(53)	(1,767)	(72)	91	(163)	(179)
Optical Networks	(73)	5	(78)	(1,560)	(159)	(156)	(3)	(2)
Other	(112)	(18)	(94)	(522)	(436)	(286)	(150)	(52)

Total	$(238)	$220	$(458)	(208)	$(236)	$63	$(299)	(475)

The changes in segment Management EBT are a result of the gross margin, SG&A expense and R&D expense changes discussed above. See “Segment information” in note 5 of the accompanying unaudited consolidated financial statements for a reconciliation of segment Management EBT to net earnings (loss) from continuing operations.

Amortization of acquired technology and other

Amortization of acquired technology and other was $2 and $7 for the three and nine months ended September 30, 2004, respectively, compared to $32 and $98 for the same periods in 2003. These decreases primarily reflected the charge related to the acquisition of Alteon WebSystems, Inc, or Alteon, in 2003. The remaining net carrying value of acquired technology related to Alteon was fully amortized in the third quarter of 2003.

Deferred stock option compensation

For acquisitions completed subsequent to July 1, 2000, we were required to allocate a portion of the purchase price to deferred compensation related to unvested stock options held by employees of the acquired companies. This deferred compensation was amortized to net earnings (loss) based on the graded vesting schedule of the stock option awards.

There was no deferred stock option compensation expense for the three and nine months ended September 30, 2004 compared to an expense of $1 and $16, respectively, for the same periods in 2003. The decrease was primarily due to the completion of the deferred compensation amortization associated with certain employees’ stock option vesting periods and the cancellation of unvested stock options that were held by employees whose employment was terminated. As deferred stock option compensation was fully amortized as of December 31, 2003, there will be no deferred stock option compensation for the remainder of 2004.

Special charges

We implemented our work plan to streamline our operations and activities around our core markets and leadership strategies during 2001, or the 2001 Restructuring Plan, in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting our operations and expected future growth rates.

In addition, we initiated activities in 2003 to exit certain leased facilities and leases for assets no longer used across all segments.

In 2004 and into 2005, our focus is on managing each of our businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, we announced a strategic plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments but primarily in Wireline Networks and Optical Networks, or the 2004 Restructuring Plan.

We estimate charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $450 comprised of approximately $220 with respect to the workforce reductions and approximately $230 with respect to the real estate actions. No charges are expected to be recorded with respect to the other cost containment actions. Approximately one- third of the aggregate charges were incurred in 2004 with the remainder expected to be incurred in 2005.

The associated cash costs of the 2004 Restructuring Plan of approximately $430 are expected to be split approximately equally between the workforce reductions and real estate actions. Approximately 10% of these cash costs were incurred in 2004 and approximately 40% are expected to be incurred in 2005. The remaining 50% of the cash costs relate to the real estate actions and are expected be incurred in 2006 through to 2022 for ongoing lease costs related to impacted real estate facilities. In addition to the above, we also expect to incur capital cash costs of approximately $50 in 2005 for facility improvements related to the real estate actions.

We anticipate cost savings from the implementation of the 2004 Restructuring Plan of approximately $500 in 2005 primarily due to reductions to cost of revenues, SG&A, and R&D of approximately 20%, 40% and 40%, respectively, across all segments but primarily in Wireline Networks and Optical Networks. The majority of the cost reductions are expected to be substantially realized in the results of operations in the second half of 2005 and will be partially offset by the costs associated with new hires added throughout 2005. We expect that this work plan will primarily be funded with cash from operations.

During the three and nine months ended September 30, 2004, we continued to implement these restructuring plans. Special charges recorded from January 1, 2004 to September 30, 2004 were as follows:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2001 Restructuring Plan
Provision balance as of December 31, 2003	$64	$456	$–	$520
Other special charges:
For the three months ended March 31, 2004	6	–	–	6
For the three months ended June 30, 2004	–	–	–	–
For the three months ended September 30, 2004	–	–	–	–
Revisions to prior accruals:
For the three months ended March 31, 2004	–	1	–	1
For the three months ended June 30, 2004	–	(1)	–	(1)
For the three months ended September 30, 2004	(4)	24	1	21
Cumulative provision (drawdowns) adjustments in 2004:
Cash drawdowns	(45)	(133)	–	(178)
Non-cash drawdowns	–	–	(1)	(1)
Foreign exchange and other adjustments	(4)	14	–	10

Provision balance as of September 30, 2004	$17	$361	$–	$378

2004 Restructuring Plan
Provision balance as of December 31, 2003	$–	$–	$–	$–
Other special charges:
For the three months ended September 30, 2004	72	–	–	72

Provision balance as of September 30, 2004	$72	$–	$–	$72

Provision balance as of September 30, 2004 (a)	$89	$361	$–	$450

(a)	As of September 30, 2004 and December 31, 2003, the short-term provision balance was $190 and $206, respectively, and the long-term provision balance was $260 and $314.

We recorded special charges of $21 and $27, in the third quarter and first nine months of 2004 respectively, related to the 2001 Restructuring Plan. This included revisions of $21 and $21 respectively, related to prior accruals.

Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination during the three months ended March 31, 2004, which related entirely to Optical Networks, and were partially offset by revisions to prior accruals in the third quarter of 2004 of $4. Our workforce reduction provision balance was drawn down by cash payments of $45. The remaining provision is expected to be substantially drawn down by the end of 2005.

No new contract settlement and lease costs were incurred during the first nine months of 2004. Net revisions of $24 were recorded in the third quarter of 2004 primarily related to changes in estimates for sublease income and costs to vacate certain properties. During the nine months ended September 30, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $133. The remaining provision, net of approximately $270 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

We recorded special charges of $72 in the third quarter of 2004 related to our 2004 Restructuring Plan. Workforce reduction charges of $72 were related to severance and benefit costs associated with approximately 1,300 employees identified for termination under ongoing benefit arrangements. The workforce reduction was primarily in the U.S., Canada, and EMEA and extended across all segments but primarily in Wireline Networks and Optical Networks. During the three months ended September 30, 2004, the workforce reduction provision balance had not been drawn down by any cash payments. The remaining provision is expected to be substantially drawn down by the end of 2005.

For additional information related to our restructuring activities, see “Special charges” in note 6 of the accompanying unaudited consolidated financial statements.

(Gain) loss on sale of businesses and assets

Gain on sale of businesses and assets was $39 in the third quarter of 2004 and $114 in the first nine months of 2004 compared to a gain on sale of businesses and assets of $17 and $6, respectively, for the same periods in 2003. The gain in 2004 is primarily due to a gain of approximately $38 related to the sale of our DOS business to VoltDelta and a gain of $78 related to the sale of certain assets in CALA.

For additional information relating to these asset sales, see “Divestitures” in note 9 of the accompanying unaudited financial statements.

Other income (expense) — net

The components of other income- net, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Interest income (a)	$16	$15	$47	$53
Gain (loss) on sale or write down of investments	1	11	33	2
Currency exchange gains (losses) (b)	53	7	53	113
Other — net	(26)	115	(21)	134

Total other income (expense) — net	$44	$148	$112	$302

(a)	Interest income on our short-term investments.
(b)	Currency exchange gains (losses) were primarily related to day-to-day transactional activities.

In the three and nine months ended September 30, 2004, we recognized a:

•	gain of $31 resulting from the correction in the third quarter of 2004 of an error in functional currency designation of an entity in Brazil that occurred from the third quarter of 2001 to the second quarter of 2004; and
•	gain of $8 related to a certain customer bankruptcy settlement; partially offset by
•	loss of $19 (loss of $8 for the nine months ended September 30, 2004) related to prepaid equity forward purchase contracts that were entered into in connection with the issuance of restricted stock units; and
•	loss of $12 ( loss of $27 for the nine months ended September 30, 2004) related to changes in fair value of derivative financial instruments that do not meet the criteria for hedge accounting.

In addition, in the nine months ended September 30, 2004, we recognized a:

•	gain of $18 related to the sale of our remaining 7 million common shares of Entrust; and
•	gain of $13 related to the sale of Arris Group, Inc., or Arris Group, shares. For additional information on our investment in Arris Group see “Results of operations - discontinued operations”.

In the three and nine months ended September 30, 2003, we recognized a:

•	gain of $79 related to the sale of our interest in EADS Telecom in conjunction with the changes in ownership of our French and German operations;
•	gain of $15 (gain of $30 for the nine months ended September 30, 2003) related to a certain customer bankruptcy settlement;
•	gain of $6 related to sale of our interest in Bookham; and
•	gain of $6 (gain of $12 for the nine months ended September 30, 2003) related to changes in fair value of derivative financial instruments that do not meet the criteria for hedge accounting.

In addition, in the nine months ended September 30, 2003, we recognized:

•	a payment of $25 received from a settlement related to intellectual property use; partially offset by
•	adjustments to various sales tax reserves of $28.

Interest expense

Interest expense decreased $5 in the third quarter of 2004 and decreased $8 in the first nine months of 2004 compared to the same periods in 2003 primarily due to a reduction in the outstanding balances of our notes payable and long-term debt.

Our quarterly interest expense in 2004 was $52, $50 and $48 for the first, second and third quarters, respectively. We expect that the quarterly interest expense for the remainder of 2004 and 2005 will remain at similar levels.

Income tax benefit (expense)

In the three and nine months ended September 30, 2004, we recorded a tax benefit of $30 and $32, respectively, on pre-tax loss from continuing operations before minority interests and equity in net loss of associated companies of $287 and $197, respectively. We recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax benefit of $32 is primarily a result of R&D related incentives and the tax benefit of favorable audit settlements, partially offset by tax expense recorded against the earnings of certain taxable entities and corporate minimum and other taxes.

In the three and nine months ended September 30, 2003, we recorded a tax expense of $36 and a tax benefit of $4, respectively, on pre-tax earnings from continuing operations before minority interests and equity in net loss of associated companies of $147 for the three months ended September 30, 2003 and a pre-tax loss from continuing operations before minority interests and equity in net loss of associated companies of $153 for the nine months ended September 30, 2003. We recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax expense of $36 recorded in the three months ended September 30, 2003 is primarily a result of tax expense recorded against the earnings of certain taxable entities partially offset by R&D related incentives and the drawdown of the deferred tax liability related to acquired technology. The tax benefit of $4 recorded in the nine months ended September 30, 2003 is primarily a result of R&D related incentives and the drawdown of the deferred tax liability related to acquired technology, partially offset by tax expense recorded against the earnings of certain taxable entities and corporate minimum and other taxes.

As of September 30, 2004, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of critical accounting estimates — Tax asset valuation”.

Net earnings (loss) from continuing operations

As a result of the items discussed above under our “Results of operations — continuing operations”, net loss from continuing operations was $264 in the third quarter of 2004 and $196 in the first nine months of 2004. This amount represented a decline of $352 and an improvement of $43, respectively, compared to our net earnings from continuing operations of $88 and net loss from continuing operations $239, respectively, in the third quarter of 2003 and the first nine months of 2003.

Results of operations — discontinued operations

As of December 31, 2003, we had substantially completed the wind-down of our access solutions operations.

In the three and nine months ended September 30, 2004, there was no significant activity in discontinued operations and we recorded net earnings from discontinued operations (net of tax) of $5 and $12, respectively.

In the three and nine months ended September 30, 2003, we recorded net earnings from discontinued operations (net of tax) of $43 and $157, respectively, which included gains of $24 and $79, respectively, associated with provision reassessments. The net earnings of $157 primarily related to a number of transactions as follows:

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

Liquidity and capital resources

Cash flows

The following table summarizes our cash flows by activity and cash on hand as of September 30:

	2004	2003

Net cash from (used in) operating activities of continuing operations	$(461)	$(285)
Net cash from (used in) investing activities of continuing operations	(48)	(85)
Net cash from (used in) financing activities of continuing operations	(108)	(339)
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	97

Net cash from (used in) continuing operations	(623)	(612)
Net cash from (used in) discontinued operations	16	389

Net increase (decrease) in cash and cash equivalents	(607)	(223)
Cash and cash equivalents at beginning of period	3,997	3,790

Cash and cash equivalents at end of period	$3,390	$3,567

As of September 30, 2004, our primary source of liquidity was our cash. As of September 30, 2004, we had cash of $3,390 excluding $77 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund the changes to our business model in accordance with the strategic plan (see “Business overview — Our strategic plan and outlook”), manage our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers changes from what we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. In the future, we may seek additional funds from liquidity generating transactions and other sources of external financing. We continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. Our ability and willingness to access the capital markets is based on many factors including market conditions and overall financial objectives. Currently our ability is limited due to the impact of the delay in filing the Reports and the 2004 Annual Reports and the findings of the Independent Review and related matters. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed or that liquidity generating transactions or financings will be available to us on acceptable terms. In addition, we have not assumed the need to make any payments in respect of judgments, settlements, fines or other penalties in connection with our pending civil litigation or investigations including those related to the First Restatement and Second Restatement, which could have a material adverse effect on our financial condition or liquidity, other than anticipated professional fees and expenses. See “Risk factors/ forward looking statements”.

In the first nine months of 2004, net cash used in operating activities was $461 due to our net loss from continuing operations of $196, less net adjustments of $60 for non-cash and other items plus $325 related to the changes in our operating assets and liabilities. The use of cash of $325 resulting from the change in our operating assets and liabilities was primarily due to:

•	increase of $14 in restricted cash;
•	$313 primarily related to product shipments not exceeding additions to inventories during the first nine months of 2004;
•	net cash decrease of $64 related to income taxes;
•	$178 in restructuring related cash outflows; and
•	a net decrease of $111 related to accounts payable and accrued liabilities and other operating assets and liabilities; partially offset by
•	$355 primarily related to the timing of collection of receivables;

The net decrease of $111 related to accounts payable and accrued liabilities and other operating assets and liabilities was mainly a result of:

•	payments related to our employee bonus plans;
•	payments related to our stock-based compensation plans, including restricted stock unit programs;
•	payments of certain contract manufacturer and supplier accruals;
•	settlement of certain obligations related to our internal information systems infrastructure;
•	activities associated with our outsourcing contracts;
•	reduction of certain customer contract settlement costs;
•	an increase in accounts payable due to increased diligence in paying suppliers in accordance with supply management minimum terms; and
•	the proportionate decrease in these assets and liabilities as a result of the decline in the size of our business.

As a result of previously incurred tax losses and tax credits, we do not expect that we will have to make significant cash income tax payments for the foreseeable future.

Cash flows used in investing activities were $48 and were primarily due to net expenditures of $184 for plant and equipment. This was partially offset by proceeds of $143 from the sale of certain investments and businesses which we no longer considered strategic, including $17 related to the sale of the common shares of Arris Group and $33 related to the sale of the common shares of Entrust.

Cash flows used in financing activities were $108 and were primarily due to $107 used to reduce our long-term debt, a repayment of capital leases payable of $5 and dividends of $24 paid by NNL related to its outstanding preferred shares. These amounts were partially offset by $30 of proceeds from the issuance of Nortel Networks Corporation common shares from the exercise of stock options. The reduction of our long-term debt is primarily due to the extinguishment of debt of $87 related to the purchase of land and two buildings in the U.S that were previously leased by us.

In the first nine months of 2004, our cash decreased $6 due to unfavorable effects of changes in foreign exchange rates. The decrease was primarily a result of unfavorable changes in the euro.

Also in the first nine months of 2004, our discontinued operations generated net cash of $16 related to the continued wind-down of our discontinued operations.

Uses of liquidity

As of September 30, 2004, our cash requirements for the next 12 months are primarily to fund:

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

Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws. As well, we expect to be required to fund some portion of our aggregate undrawn customer financing commitments as further described below.

Contractual cash obligations

Our contractual cash obligations for long-term debt, purchase obligations, operating leases, outsourcing contracts, obligations under special charges, pension, post-retirement and post-employment obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of September 30, 2004 from the amounts disclosed as of December 31, 2003 in our 2003 Annual Report.

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

	September 30,	December 31,
	2004	2003

Drawn and outstanding — gross	$363	$401
Provisions for doubtful accounts	(271)	(281)

Drawn and outstanding — net (a)	92	120
Undrawn commitments	51	180

Total customer financing	$143	$300

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.

During the nine months ended September 30, 2004 and 2003, we entered into certain agreements to restructure and/or settle various customer financing and related receivables. As a result of these transactions, we received cash consideration of approximately $15 and $221, respectively, to settle outstanding receivables with a net carrying value of approximately $14 and $117, respectively.

During the nine months ended September 30, 2004 and 2003, we reduced undrawn customer financing commitments by $129 and $712, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans.

On January 8, 2004, we renegotiated an agreement with a certain customer which reduced our aggregate undrawn customer financing commitments from $180 to $69.

We continue to regularly assess the levels of our customer financing provisions based on a loan-by-loan review to evaluate whether the terms of each loan reflect current market conditions. We review the ability of our customers to meet their repayment obligations and determine our provisions accordingly. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. We cannot predict with certainty the extent to which our customers will satisfy the applicable conditions for funding, and subsequently request funding, prior to the termination date of the commitments. We are currently directly supporting most outstanding balances and expect to initially fund any future commitments in the normal course of business from our working capital. We expect to fund substantially all of our current remaining undrawn commitments in 2005.

However, we also expect that we will be able to arrange for third party lenders to assume these obligations in the same timeframe. At the end of the first nine months of 2004, all undrawn commitments were available for funding under the terms of the financing agreements.

Discontinued operations

As of September 30, 2004, accruals related to our discontinued access solutions operations totaled $1 and were related to future contractual obligations and estimated liabilities during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments by the end of 2005.

For additional information related to our discontinued operations, see “Discontinued operations” in note 18 of the accompanying unaudited consolidated financial statements.

Sources of liquidity

Credit facilities

On April 28, 2004, we notified the lenders under the Five Year Facilities that we were terminating these facilities. Due to NNL’s failure to file its 2003 Annual Report on Form 10-K by April 29, 2004, the banks under the Five Year Facilities would have otherwise been permitted to, upon 30 days notice, terminate their commitments under the Five Year Facilities. As of September 30, 2004, we had no material credit facilities in place. For additional information relating to the Five Year Facilities and the impact of the termination of these facilities under the related security agreements, see “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters — Credit facilities and security agreements” and “Risk factors/forward looking statements”.

Available support facility

On February 14, 2003, NNL entered into the EDC Support Facility. As of September 30, 2004, the facility provided for up to $750 in support including:

•	$300 of uncommitted revolving support for performance bonds or similar instruments, of which $201 was utilized;
•	$150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized; and
•	$300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $207 was utilized.

For additional information related to the EDC Support Facility subsequent to September 30, 2004 and waivers obtained in connection with certain defaults arising under the EDC Support Facility from the delay in filing the Reports, see “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters — EDC Support Facility” and “Risk factors/ forward looking statements”.

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

As of September 30, 2004, NNL’s obligations under the EDC Support Facility were secured on an equal and ratable basis under the security agreements entered into by NNL and various of our subsidiaries that pledged substantially all of NNL’s and its subsidiaries’ assets in favor of the holders of NNL’s public debt securities and the holders of our 4.25% Convertible Senior Notes. As of September 30, 2004, the security provided under the security agreements was comprised of:

•	pledges of substantially all of the assets of NNL and those of most of its U.S. and Canadian subsidiaries; and
•	guarantees by certain of NNL’s wholly owned subsidiaries organized in the U.S., Canada, England, Ireland and Hong Kong.

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

For information related to our outstanding public debt, see “Long-term debt, credit and support facilities” in note 10 of the accompanying unaudited consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees as of September 30, 2004, see “Supplemental consolidating financial information” in note 22 of the accompanying unaudited consolidated financial statements. For information related to the security pledged, those subsidiaries providing guarantees and the impact of the termination of the Five Year Facilities on the related security agreements, subsequent to September 30, 2004, see “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters — Credit facilities and security agreements”. For information related to our debt ratings, see “Credit ratings” below. See “Risk factors/ forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our EDC Support Facility in the future.

Shelf registration statement and base shelf prospectus

In 2002, we and NNL filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify for the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of September 30, 2004, approximately $1,700 under the shelf registration statement and base shelf prospectus has been utilized. As of June 6, 2004, the Canadian shelf registration expired. Owing to matters described above in “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters” with respect to the delayed filing of the Reports and the 2004 Annual Reports, we are currently unable to utilize the remaining capacity under the SEC shelf registration statement in its current form. For the same reasons, we are also unable to permit holders of our prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights will again become exercisable upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract and Unit Agreement which governs the purchase contracts, we have agreed to use commercially reasonable efforts to have, in effect, a registration statement covering the common shares to be delivered and to provide a prospectus in connection therewith.

Credit ratings

Rating on long-term
debt issued or
	guaranteed by Nortel	Rating on preferred
	Networks Limited/Nortel	shares issued by Nortel
Rating agency	Networks Corporation	Networks Limited	Last change

Standard & Poor’s Ratings Service	B–	CCC–	April 28,2004

Moody’s Investors Service, Inc.	B3	Caa3	November 1, 2002

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

The following table provides information related to these types of bonds as of:

	September 30,	December 31,
	2004	2003

Bid and performance related bonds (a)	$342	$427
Other bonds (b)	53	53

Total bid, performance related and other bonds	$395	$480

(a)	Net of restricted cash and cash equivalents of $29 as of September 30, 2004 and $14 as of December 31, 2003.
(b)	Net of restricted cash and cash equivalents of $32 as of September 30, 2004 and $31 as of December 31, 2003.

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

The EDC Support Facility provides support for certain obligations under bid and performance related bonds and has reduced the requirement to provide cash collateral to support these obligations. As of September 30, 2004, the EDC Support Facility provided for up to $750 in support, of which $300 was uncommitted support for performance bonds of which $201 was utilized as of September 30, 2004. The remainder was uncommitted support, subject to certain limitations, for performance bonds, receivables sales and/or securitizations of which $207 was utilized as of September 30, 2004. Any bid or performance related bonds with terms that extend beyond December 31, 2006 are currently not eligible for the support provided by this facility. In addition to the support facility with EDC, our existing security agreements permit us to secure additional obligations under bid and performance related bonds with the assets pledged under the security agreements and to provide cash collateral as security for these types of bonds. See “Available support facility” for additional information on the EDC Support Facility and the security agreements and see “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters — EDC Support Facility” for additional information in connection with amendments to the EDC Support Facility and developments in connection with the EDC Support Facility and related security agreements subsequent to September 30, 2004.

Receivables securitization and certain lease financing transactions

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements’”, or FIN 46, and in December 2003, the FASB issued a revision of FIN 46 — FIN 46 (Revised 2003), or FIN 46R. FIN 46R provides guidance with respect to the consolidation of variable interest entities, or VIEs. VIEs are characterized as entities in which equity investors do not have a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Reporting entities which have a variable interest in such an entity and are deemed to be the primary beneficiary must consolidate the variable interest entity.

Effective July 1, 2003, we began consolidating two VIEs under FIN 46R. We were considered the primary beneficiary of these VIEs because we retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs’ debt. The amount of the guarantees will be adjusted over time as the underlying debt matures. As of December 31, 2003, the consolidated balance sheet included $184 of long-term debt and $183 of net plant and equipment related to these VIEs. These amounts represented both the collateral and maximum exposure to loss as a result of our involvement with these VIEs. During the nine months ended September 30, 2004, we purchased land and two buildings for $87 that were previously leased by us through one of the VIEs that was consolidated under the provisions of FIN 46R. As a result, we extinguished a debt of $87.

We have also conducted certain receivable sales transactions either directly with financial institutions or with multi-seller conduits. Under some of these agreements, we have continued as servicing agent and/or have provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables, historical payment patterns, expected future cash flows and appropriate discount rates as applicable. Where we have acted as the servicing agent, we generally have not recorded an asset or liability related to servicing as the annual servicing fees were equivalent to those that would have been paid to a third party servicing agent. Also, we have not historically experienced significant credit losses with respect to receivables sold with limited recourse. As of September 30, 2004, we were not required to, and did not, consolidate or provide any of the additional disclosures set out in FIN 46R with respect to the variable interest entities involving receivable sales.

Additionally, we have agreed to indemnify some of our counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require us to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of September 30, 2004, we had approximately $245 of securitized receivables which were subject to repurchase under this provision, in which case, we would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2005, or collection of the receivable amount by the counterparty. We are generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments or receivable repurchases under these agreements and no significant liability has been accrued in the accompanying unaudited consolidated financial statements with respect to the obligation associated with these guarantees.

Other indemnifications or guarantees

Through our normal course of business, we have also entered into other indemnifications or guarantees that arise in various types of arrangements including:

•	third party debt agreements;
•	business sale and business combination agreements;
•	intellectual property indemnification obligations;
•	lease agreements;
•	indemnification of banks and agents under our credit and support facilities and security agreements; and
•	other indemnification agreements.

In the first nine months of 2004, we did not make any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. For additional information, see “Guarantees” in note 12 of the accompanying unaudited consolidated financial statements.

Application of critical accounting estimates

Our accompanying unaudited consolidated financial statements are based on the selection and application of accounting policies generally accepted in the U.S., which require us to make significant estimates and assumptions. We believe that the following accounting estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting estimates: revenue recognition, provisions for doubtful accounts, provisions for inventory, income taxes, goodwill valuation, pension and post-retirement benefits, special charges and other contingencies. The application of these estimates requires us to make subjective and objective judgments.

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

We have not identified any changes to the nature of our critical accounting estimates as described in our 2003 Annual Report other than the material changes in the recorded balances and other updates noted below. For further information related to our critical accounting estimates, see our 2003 Annual Report.

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

Once we consider all of these individual factors, we make a determination as to the probability of default. An appropriate provision is then made, which takes into consideration the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts for which recovery is not expected that are greater than 365 days are fully provisioned for and amounts greater than 180 days are 50% provisioned for.

As part of our review of the provision for doubtful accounts as of September 30, 2004, our recent historical experience as to lower bad debt write-offs was factored into the analysis so as to require a lesser percentage of provisions for aged balances and accordingly, we reduced our provision for doubtful accounts by approximately $27. This was recorded as a reduction to SG&A expense during the quarter ended September 30, 2004 and was in addition to any adjustments related to our ongoing provisioning process.

We recorded net receivable recoveries, related to continuing operations, of $46 in the first nine months of 2004 including the adjustment of $27 described above, compared to $112 in the first nine months of 2003. The receivable provisions recorded in the first nine months of 2004 and the first nine months of 2003 primarily related to normal business activity.

In subsequent periods, we may be required to make adjustments once further information becomes available or actual events occur. As a result, we may incur significant adjustments to our provisions for trade, notes and long-term receivables.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	September 30,	December 31,
	2004	2003

Gross accounts receivable	$2,259	$2,699
Provision for doubtful accounts	(125)	(194)

Accounts receivable — net	$2,134	$2,505

Accounts receivable reserves as a percentage of gross accounts receivables	6%	7%

Gross long-term receivables	$393	$386
Provision for doubtful accounts	(300)	(297)

Net long-term receivables	$93	$89

Long-term receivable reserves as a percentage of gross long-term receivables	76%	77%

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

We recorded inventory provisions and other reserves related to our contract manufacturers and suppliers of $1,045 as of September 30, 2004 and $1,226 as of December 31, 2003. The decrease in inventory provisions and other reserves was primarily due to our inventory levels being better aligned to customer demand. The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	September 30,	December 31,
	2004	2003

Gross inventory	$2,548	$2,416
Inventory provisions	(1,045)	(1,226)

Net inventory	$1,503	$1,190

Related inventory provisions as a percentage of gross inventory	41%	51%

Other reserves for claims related to our contract manufacturers and suppliers (a)	$(61)	$(120)

(a)	This amount was included in other accrued liabilities and related to cancellation charges, contracted for inventory in excess of future demand and the settlement of certain other claims.

As of September 30, 2004, our inventory provisions as a percentage of gross inventory was 41%. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was previously provided for.

Customers continued to be cautious with their capital expenditures in 2004. As a result, we will continue to closely monitor our inventory provisions to ensure that they appropriately reflect the current market conditions. However, the inventory provisions we have recorded in the past may not be reflective of those in future quarters.

Tax asset valuation

Our net deferred tax assets balance, excluding discontinued operations, was $3,669 as of September 30, 2004 and $3,575 as of December 31, 2003. The $94 increase was primarily due to the impact of foreign exchange effects related primarily to the Canadian dollar and the British pound and a reclassification of a portion of our deferred income tax liabilities to current income taxes payable. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which are available to reduce future taxes payable in our significant tax jurisdictions. Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.

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

Primarily as a result of losses realized in 2001 and 2002, we concluded that it is not more likely than not that a portion of our deferred income tax assets will be realized. Accordingly, a valuation allowance has been recorded against these deferred income tax assets. However, due to the fact that the majority of the carryforwards do not expire in the near future, our extended history of earnings in our material tax jurisdictions exclusive of 2001 and 2002, and our future expectations of earnings, we concluded that it is more likely than not that the net deferred income tax asset recorded as of September 30, 2004 will be realized.

In the nine months ended September 30, 2004, our gross income tax valuation allowances increased to $3,455 as of September 30, 2004 compared to $3,344 as of December 31, 2003. The increase was primarily due to additional valuation allowances recorded against current period losses and the impacts of foreign exchange. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of September 30, 2004 were appropriate.

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

Accounting changes and recent accounting pronouncements

Accounting changes

Our unaudited consolidated financial statements are based on the selection and application of U.S. GAAP. For more information related to the accounting policies that we adopted as a result of new accounting standards, see “Accounting changes” in note 3 of the accompanying unaudited consolidated financial statements. There were no accounting changes in the first quarter of 2004. In the second quarter of 2004, we adopted FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2004” which resulted in a decrease of $31 in our accrued post-retirement benefit obligation. There were no accounting changes in the third quarter of 2004.

The following summarizes the accounting changes that we adopted in the first nine months of 2003:

•	Stock-based compensation — we adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” which amended the transitional provisions of SFAS No. 123, “Accounting for Stock-based Compensation”, for companies electing to recognize employee stock-based compensation using the fair value based method. Effective January 1, 2003 we elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2003. The impact of the adoption of the fair value based method for expense recognition of employee awards resulted in $7 and $19 (net of tax of nil) of stock option expense for the three and nine months ended September 30, 2003, respectively.
•	Asset retirement obligations — we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, or SFAS 143, which resulted in an increase to net loss of $12 (net of tax of nil) which has been reported as a cumulative effect of accounting changes — net of tax, an increase in plant and equipment — net of $4 and an asset retirement obligation liability of $16 as of January 1, 2003. The adoption of SFAS 143 did not have a material impact on depreciation and accretion expense or basic and diluted earnings (loss) per share.
•	Accounting for certain financial instruments with characteristics of both liabilities and equity — we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which did not have a material impact on our results of operations and financial condition. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

Recent accounting pronouncements

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MPDIM Act, was signed into law in the U.S. The MPDIM Act introduced a prescription drug benefit under Medicare (specifically, Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position, or FSP, Financial Accounting Standard, or FAS, 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, we chose to make the one-time deferral election which remained in effect for our plans in the U.S. until the earlier of the issuance of specific authoritative guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the MPDIM Act, or the remeasurement of plan assets and obligations subsequent to January 31, 2004. Therefore, our post-retirement benefit obligation as of December 31, 2003 and net post-retirement benefit cost for the year ended December 31, 2003 did not reflect the effects of the MPDIM Act on the plans. On May 19, 2004, FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, or FSP FAS 106-2, was issued by the FASB to provide guidance relating to the prescription drug subsidy provided by the MPDIM Act. We expect to have portions of our post-retirement benefit plans qualify as actuarially equivalent to the benefit provided under the MPDIM Act, for which it expects to receive federal subsidies. We expect that other portions of the plans will not be actuarially equivalent. The financial impact of the federal subsidies was determined by remeasuring our retiree life and medical obligation as of January 1, 2004, as provided under the retroactive application provision of FSP FAS 106-2. The effective date of FSP FAS 106-2 is the first annual or interim period beginning after June 15, 2004, with earlier adoption encouraged. We adopted FSP FAS 106-2 in the second quarter of 2004. As a result of adoption, the accumulated post-retirement benefit obligation decreased by $31. Net periodic post-retirement benefit costs decreased by $1 and $2 for the three and nine months ended September 30, 2004.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, or SFAS 151. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), be recognized as current-period charges rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires that allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The guidance should be applied prospectively. We are currently assessing the impact of SFAS 151 on our results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” that will impact us, including the requirement to estimate employee forfeitures each period when recognizing compensation expense, and requiring that the initial and subsequent measurement of the cost of liability based service awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective as of the first interim or annual reporting period beginning after June 15, 2005. We elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”. We are currently assessing the impact of SFAS 123R on our results of operations and financial position.

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

Accounting changes

For Canadian GAAP purposes, we adopted Accounting Guideline 13, “Hedging Relationships”, or AcG-13, which establishes specific criteria for derivatives to qualify for hedge accounting effective January 1, 2004. We had been previously applying these criteria under U.S. GAAP, therefore, there was no impact on adoption of AcG-13.

Concurrent with the adoption of AcG-13, we also adopted the CICA’s Emerging Issues Committee, or EIC, 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments”, or EIC 128, which requires that certain freestanding derivative instruments that give rise to a financial asset or liability, and do not qualify for hedge accounting under AcG-13, be recognized on the balance sheet and measured at fair value, with changes in fair value recognized in earnings (loss) in each period. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 during the nine months ended September 30, 2004.

Under U.S. GAAP, we adopted SFAS 143 effective January 1, 2003, and recorded a cumulative effect of accounting change, net of tax within net earnings (loss) on the date of adoption. We adopted similar Canadian guidance, CICA Handbook Section 3110, “Asset Retirement Obligations”, effective January 1, 2004, with retroactive restatement of prior periods.

Under Canadian GAAP, the cumulative effect of adoption as of January 1, 2003 was recorded as an adjustment to opening accumulated deficit, as opposed to an adjustment within net earnings (loss) under U.S. GAAP, resulting in a difference of $12.

Outstanding share data

As at February 28, 2005, Nortel Networks Corporation had 4,268,236,086 outstanding common shares.

At February 28, 2005 , a total of approximately 294,486,311 issued and assumed stock options were outstanding and are convertible into common shares of Nortel Networks Corporation on a one-for-one basis .

On June 12, 2002, concurrent with the offering of our common shares, 28,750 equity units were offered, each initially evidencing ownership of a prepaid forward purchase contract, or purchase contract, entitling the holder to receive our common shares, and specified zero-coupon U.S. treasury strips. As of February 28, 2005, 3,840 purchase contracts were outstanding. The aggregate number of our common shares issuable on the settlement date of the remaining purchase contracts will be between approximately 65 million and 78 million shares, subject to some anti-dilution adjustments (which include adjustments for a possible consolidation of our common shares), depending on the applicable market value of Nortel Networks Corporation common shares. The settlement date for each purchase contract is August 15, 2005, subject to acceleration or early settlement in certain cases. See “Risk factors/forward looking statements” for additional information.

In addition, Nortel Networks Corporation previously issued U.S. $1.8 billion of 4.25 percent Convertible Senior Notes, or Senior Notes, due on September 1, 2008. The Senior Notes are convertible, at any time, by holders into common shares of Nortel Networks Corporation, at an initial conversion price of $10 per common share, subject to adjustment upon the occurrence of certain events including the potential consolidation of Nortel Networks Corporation common shares.

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

Legal proceedings

Nortel and/or certain of our directors and officers have been named as defendants in various class action lawsuits. We are unable to determine the ultimate aggregate amount of monetary liability or financial impact to us in these legal matters, which unless otherwise specified, seek damages from the defendants of material or indeterminate amounts. We are also a defendant in various other suits, claims, proceedings and investigations which are in the normal course of business. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations, financial condition and liquidity. We, and any of our named directors or officers, intend to vigorously defend these actions, suits, claims, proceedings and investigations. We are also subject to significant pending civil litigation and ongoing regulatory and criminal investigations in the U.S. and Canada which could require us to pay substantial judgments, settlements, fines or other penalties. For additional information related to our legal proceedings, see “Contingencies” in note 19 of the accompanying unaudited consolidated financial statements, the Legal Proceedings section of this report and “Risk factors/forward looking statements”.

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

In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to the Comprehensive Review, which resulted in the First Restatement. In late October 2003, the Audit Committee initiated the Independent Review and engaged WCPHD to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that our Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review certain provision releases. That examination, and other errors identified by management, led to the Second Restatement and our revision of previously announced unaudited results for the year ended December 31, 2003. The need for the Second Restatement resulted in delays in filing the Reports and the 2004 Annual Reports.

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

waivers from EDC under the EDC Support Facility, which may affect our liquidity. The delay in filing the 2004 Annual Reports and related matters has resulted and we expect will continue to result in a continuing breach of our public debt indentures and our obligations under the EDC Support Facility. It is possible that the holders of our public debt will seek to accelerate the maturity of that debt and EDC will not grant us additional waivers.

•	Our credit ratings have been downgraded, we are currently unable to access our shelf registration statement filed with the SEC and we terminated the Five Year Facilities, each of which may affect our liquidity.

•	The delay in filing the 2004 Annual Reports could cause the TSX and/or the NYSE to commence suspension or delisting procedures in respect of Nortel Networks Corporation’s common shares or other of our or NNL’s listed securities.

•	Continuing negative publicity may adversely affect our business and the market price of our publicly traded securities.

•	We may not be able to attract or retain the personnel necessary to achieve our business objectives.

•	Ongoing SEC review may require us to amend our public disclosures further.

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

In addition to being subject to litigation in the ordinary course of business, we are currently, and may in the future be, subject to class actions, other securities litigation and other actions arising in relation to our accounting restatements. Subsequent to our March 10, 2004 announcement of the likely need for the Second Restatement, numerous class action complaints, including ERISA class action complaints and a derivative action complaint, have been filed against Nortel and certain current and former officers and directors.

We expect that this litigation will be time consuming, expensive and distracting from the conduct of our daily business. The adverse resolution of any specific lawsuit could have a material adverse effect on our ability to favorably resolve other lawsuits and on our financial condition and liquidity. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay substantial judgments, settlements or other penalties and incur expenses that could have a material adverse effect on our business, results of operations, financial condition and liquidity, and such effects could be very significant. Expenses incurred in connection with these matters (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position.

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

Two material weaknesses in our internal control over financial reporting were identified at the time of the First Restatement. Over the course of Second Restatement, we and D&T identified a number of additional material weaknesses in our internal control over financial reporting. D&T confirmed to the Audit Committee these material weaknesses, listed below, on January 10, 2005:

•	lack of compliance with written Nortel procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;
•	lack of compliance with Nortel procedures for applying applicable GAAP to the initial recording of certain liabilities, including those described in SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;
•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to revenue transactions;
•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;
•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel personnel; and
•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment; as reported in the Independent Review Summary referred to in the “Controls and Procedures” section of this report, there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

Upon completion of management’s assessment of our internal control over financial reporting as of December 31, 2004 pursuant to SOX 404, we currently expect to conclude that the first five of these six material weaknesses continue to exist as of December 31, 2004, and we continue to identify, develop and begin to implement remedial measures to address them. These material weaknesses, if not fully addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters” in the MD&A and “Controls and Procedures” section of this report. While our Board of Directors has approved the adoption of all of the recommendations for remedial measures contained in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review” referred to in the “Controls and Procedures” section of this report, and our management has adopted a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified above, we may be unable to address such material weaknesses in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings we make with the SEC and OSC.

In addition, starting with our fiscal year 2004 Annual Report on Form 10-K, we must comply with SOX 404 and the related SEC rules, which require management to assess the effectiveness of our internal control over financial reporting annually and to include in our Annual Report on Form 10-K a management report on that assessment, together with an attestation by our independent registered public accounting firm. In light of the material weaknesses identified in connection with the First Restatement and Second Restatement, our management expects to conclude that our internal control over financial reporting as of December 31, 2004 is ineffective, and D&T has advised us that they expect their report on management’s assessment of internal control over financial reporting also to indicate that internal control over financial reporting is ineffective. While we are implementing steps to ensure the effectiveness of our internal control over financial reporting, failure to restore the effectiveness of our internal control over financial reporting could continue to impact our ability to report our financial condition and results of operations accurately and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

The delayed filing of our Reports and related matters caused us to breach our public debt indentures and seek waivers from EDC under the EDC Support Facility, which may affect our liquidity. The delay in filing the 2004 Annual Reports and related matters has resulted and we expect will continue to result in a breach of our public debt indentures and our obligations under the EDC Support Facility. It is possible that the holders of our public debt will seek to accelerate the maturity of that debt and EDC will not grant us additional waivers.

As a result of the delayed filing of our Reports, we and NNL breached our obligations to deliver the Reports to the trustees under our and NNL’s public debt indentures. The delay in filing the 2004 Annual Reports has resulted in a further breach of our and NNL’s obligations under these indentures. While the delay in filing the 2004 Annual Reports will not result in an automatic event of default and acceleration of the outstanding debt, if holders of 25% of the outstanding principal amount of any relevant series of debt securities provide notice of this non-compliance and we or NNL, as applicable, fail to file and deliver the 2004 Annual Reports within 90 days after the notice is provided, then the trustee under the indenture or the holders will have the right to accelerate the maturity of the relevant series of debt securities. While such notice could have been given any time after March 30, 2004, neither we nor NNL has received a notice as of the date of this report. If the required percentage of holders under one series of debt securities were to give such a notice and, after the 90 day cure period expired, were to accelerate the maturity of such series of debt securities, then the principal amount of each other series of debt securities could, upon 10 days’ notice, be accelerated without the lapse of an additional 90 day cure period. If an acceleration of our debt securities were to occur, we may be unable to meet our payment obligations.

As previously reported, based on publicly available information as of January 10, 2005, we had reason to believe that at that time more than 25% of the outstanding principal amount of the $150 of 7.875% notes due June 2026 issued by a subsidiary of NNL and guaranteed by us were held by one holder, or a group of related holders. Other than with respect to that series of debt securities, based on such publicly available information, neither we nor NNL were aware of any holder, or group of related holders, that held at least 25% of the outstanding principal amount of any relevant series of debt securities. However, based on such publicly available information, we had reason to believe that there was sufficient concentration among holders of the $150 of 7.40% notes due June 2006 issued by NNL that the acquisition of a relatively small additional amount of these notes by certain holders could result in a holder or a group of related holders holding 25% or more of the outstanding principal amount of these notes. We and NNL are not in a position to update this information. See “Liquidity and capital resources”.

As a result of the delayed filing of our Reports and the Related Breaches, we were also required to seek waivers from EDC under the EDC Support Facility. Our delay in filing the 2004 Annual Reports required us to seek an additional waiver from EDC. If we and NNL do not file the 2004 Annual Reports by April 30, 2005, EDC would have the right to terminate the EDC Support Facility, require cash collateral, or exercise its rights against the collateral pledged under the related security agreements. In addition, the Related Breaches will continue beyond the filing of the 2004 Annual Reports. Accordingly, EDC will have the right (absent a further waiver of the Related Breaches) to terminate or suspend the EDC Support Facility notwithstanding the filing of the 2004 Annual Reports beginning on the earlier of the date the 2004 Annual Reports have been filed with the SEC, or April 30, 2005. While NNL is seeking a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that NNL will receive such waiver, or any such waiver or as to the terms of any such waiver.

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

As a result of a ratings downgrade in 2002, security agreements became effective under which substantially all of NNL’s assets located in the U.S. and Canada and those of most of our U.S. and Canadian subsidiaries, including the shares of certain of NNL’s U.S. and Canadian subsidiaries, were pledged. In addition, certain of NNL’s wholly owned subsidiaries have guaranteed NNL’s obligations under the EDC Support Facility and NNL’s and Nortel’s outstanding debt securities. These agreements will continue to secure the EDC Support Facility and our and NNL’s outstanding public debt until the EDC Support Facility expires, alternative collateral is provided, alternative arrangements are made, or NNL’s public debt ratings return to at least BBB (stable outlook) by S&P and Baa2 (stable outlook) by Moody’s. The continued existence of these security arrangements may adversely affect our ability to incur additional debt or obtain alternative financing arrangements. In addition, EDC is not obligated to make any support available under the EDC Support Facility if NNL’s senior long-term rating by Moody’s is downgraded to less than B3 or if its debt rating by S&P is downgraded to less than B–.

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

Further, the delayed filing of the Reports and the 2004 Annual Reports has resulted in our inability to use, in its current form, the remaining approximately $800 of capacity under our shelf registration statement filed with the SEC for various types of securities. As a result, our ability to access the capital markets is constrained, which may adversely affect our liquidity.

The delay in filing the 2004 Annual Reports could cause the Toronto Stock Exchange and/or the New York Stock Exchange to commence suspension or delisting procedures in respect of Nortel Networks Corporation common shares or other of our or NNL’s listed securities.

Although we have filed our and NNL’s 2003 Annual Reports and the 2004 Quarterly Reports, the delay in filing the 2004 Annual Reports has caused us to continue to be in breach of the TSX and NYSE listing requirements. Although each of the NYSE and TSX had previously verbally confirmed that it has not commenced, nor has any intention of commencing, any suspension or delisting procedures in respect of our and NNL’s listed securities, the commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange.

If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, with respect to any suspended or delisted securities, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such securities. A suspension or delisting would likely decrease the attractiveness of Nortel Networks Corporation common shares or other listed securities of Nortel Networks Corporation and NNL to investors and cause the trading volume of our common shares or other listed securities of Nortel Networks Corporation and NNL to decline, which could result in a decline in the market price of such securities.

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

As a result of the delay in the filing of the 2004 Annual Reports (containing our audited consolidated financial statements for the year ended December 31, 2004), we were required to apply to the Ontario Superior Court of Justice for an order permitting the postponement of our 2004 Annual Shareholders’ Meeting, or the Meeting. The Ontario Superior Court of Justice granted that order, which permitted us to extend the time for calling the Meeting to a date not later than June 30, 2005. The order permits us to comply with a specific SEC rule which would require us in our circumstances, to provide to shareholders our 2004 audited financial statements either prior to or concurrently with the mailing of proxy materials for the Meeting. This postponement has, among other things, contributed to the continuing negative publicity related to us, which may adversely affect our business and the market price of our publicly traded securities.

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

In connection with the delay in filing our 2003 Annual Reports, as of March 10, 2004, we suspended the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the 2000 Plan or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in Nortel’s stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investments plans until such time as, at the earliest, we are in compliance with U.S. and Canadian regulatory securities filing requirements. On May 31, 2004, the OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in Nortel Networks Corporation’s securities and those of NNL. This order will remain in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNL pursuant to Ontario securities law. Accordingly, our ability to provide employees with the opportunity to participate in Nortel stock option plans, restricted stock unit plans and employee investment and share purchase plans has been adversely affected and certain employees have not been able to trade in our securities. The current suspension of these programs and OSC trading order, and any future suspension or OSC order, may have a material adverse effect on our ability to hire, assimilate in a timely manner and retain qualified personnel.

In addition, in 2004 we terminated for cause our former president and chief executive officer, former chief financial officer, former controller and seven additional individuals with significant responsibilities for financial reporting. We have also commenced litigation against our former president and chief executive officer, former chief financial officer and former controller, seeking the return of payments made to them under our bonus plan in 2003. In August and September 2004, as part of our new strategic plan, we announced an anticipated workforce reduction of approximately 3,250 employees. Approximately 64% of employee actions related to the focused workforce reduction were completed by the end of 2004, including approximately 55% that were notified of termination or acceptance of voluntary retirement, with the remainder comprised of voluntary attrition of employees that were not replaced. The remainder of employee actions are expected to be completed by June 30, 2005. In addition, in 2001, 2002 and 2003, we implemented a company-wide restructuring plan, which included a reduction of approximately two-thirds of our workforce over the three-year period.

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

Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to execute our strategic plan, including the planned workforce reductions, without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies at competitive prices, the effectiveness of our internal processes and organizations and the retention of qualified personnel;
•	our ability to focus on the day-to-day operation of our business while implementing improvements in our internal controls and procedures, including our accounting systems, and addressing the civil litigation actions and investigations related to our restatements;
•	our ability to successfully implement programs to stimulate customer spending by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their networks;
•	our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;
•	our ability to successfully comply with increased and complex regulations;

•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;
•	increased price and product competition in the networking industry, including from low cost competitors;
•	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities, provisions and other items in our consolidated financial statements;
•	the impact of changes in global capital markets and interest rates on our pension plan assets and obligations;
•	fluctuations in our gross margins;
•	the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;
•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;
•	our ability to make investments, including acquisitions, to strengthen our business;
•	the ability of our customers and suppliers to obtain financing to fund capital expenditures;
•	variations in sales channels, product costs and the mix of products sold;
•	the size and timing of customer orders and shipments;
•	our ability to continue to obtain customer performance bonds and contracts;
•	our ability to maintain appropriate inventory levels;
•	the impact of acquired businesses and technologies;
•	our ability to fund and sustain our research and development activities;
•	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products; and
•	the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage.

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

Our gross margins may be negatively affected as a result of a number of factors, including:

•	increased price competition, particularly from low cost competitors;
•	increased industry consolidation among our customers may lead to downward pricing pressure on the prices of our products;
•	changes in product and geographic mix;
•	customer and contract settlement costs;
•	higher product, material or labor costs;
•	increased inventory provisions or contract and customer settlement costs;
•	warranty costs;
•	obsolescence charges;
•	loss of cost savings on future inventory purchases as a result of high inventory levels;
•	introduction of new products and costs of entering new markets;
•	increased levels of customer services;
•	changes in distribution channels;
•	excess capacity or excess fixed assets;
•	accruals for employee incentive bonuses;
•	further restructuring costs; and
•	costs related to our restatements, including the possibility of substantial fines, settlements and/or damages or other penalties, and/or remedial actions.

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

Our consolidated revenues in 2004 are expected to be slightly lower compared to 2003. Our 2003 consolidated revenues included revenues that were deferred from prior periods. Continued cautiousness in capital spending by service providers and other customers may affect our revenues more than we currently expect. Our revenues and operating results have been and may continue to be materially and adversely affected by the continued cautiousness in capital spending by our customers. We have focused on the larger customers in certain markets, which provide a substantial portion of our revenues. Increased industry consolidation among our customers may lead to downward pressure on the prices of our products, increased pricing pressures or a loss, reduction or delay in business from one or more of our customers. A reduction or delay in business from one or more of these customers, or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations and financial condition.

Our business may be materially and adversely affected by our high level of debt.

In order to finance our business, we have incurred significant levels of debt compared to historical levels, and we may need to obtain additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding, failure to meet the covenants in the EDC Support Facility and any significant reduction in, or access to, such facility, poor business performance or lower than expected cash inflows could materially and adversely affect our ability to fund the operation of our business.

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

The EDC Support Facility may not provide all the support we require for certain of our obligations arising out of our normal course of business activities. In particular, although this facility provides for up to $750 in support, the $300 revolving small bond sub-facility will not become committed support until the 2004 Annual Reports are filed and NNL obtains a permanent waiver of the Related Breaches. As of March 14, 2005, there was approximately $239 of outstanding support utilized under the EDC Support Facility, approximately $170 of which was outstanding under the small bond sub-facility. In addition, bid and performance related bonds with terms that extend beyond December 31, 2006, which, absent any early termination of the EDC Support Facility, is the expiry date of this facility, are currently not eligible for the support provided by the EDC Support Facility. Given that the EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 days, we may need to increase our use of cash collateral to support these obligations beginning on January 1, 2006 absent a further extension of the facility. Unless EDC agrees to extend the facility or agrees to provide support outside the scope of the facility, we may be required to provide cash collateral to support these obligations. We cannot provide any assurance that we will reach an agreement with EDC on these matters. Under the terms of the waiver letter with EDC dated March 29, 2004, EDC may also suspend its obligation to issue NNL any additional support if events occur that have a material adverse effect on NNL’s business, financial position or results of operations. If we do not have access to sufficient support under the EDC Support Facility, and if we are unable to secure alternative support, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which could adversely affect our ability to fund some of our normal course business activities, capital expenditures, R&D and our ability to borrow in the future.

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

In the U.S., on February 20, 2003, the FCC announced a decision in its triennial review proceeding of the agency’s rules regarding UNEs. The text of the FCC’s order and reasons for the decision were released on August 21, 2003. The uncertainty surrounding the impact of the FCC decision, judicial review, adoption of interim rules, and subsequent release on February 4, 2005 of new unbundling rules in response to the remand by the U.S. Court of Appeals for the D.C. Circuit is affecting, and may continue to affect, the decisions of certain of our U.S.-based service provider customers regarding investment in their telecommunications infrastructure. These UNE rules and/or material changes in other country-specific telecommunications or other regulations may affect capital spending by certain of our service provider customers, which could have a material adverse effect on our business, results of operations and financial condition.

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

Owing to matters described above in “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters” with respect to the delayed filing of the Reports and the 2004 Annual Reports, we are currently unable to permit holders of our prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights again will become exercisable upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract and Unit Agreement, which governs the purchase contracts, we have agreed to use commercially reasonable efforts to have in effect a registration statement covering the common shares to be delivered and to provide a prospectus in connection therewith.

On June 12, 2002, concurrent with the closing of a public offering of our common shares, 28,750 equity units were sold, each initially evidencing ownership of a prepaid forward purchase contract, or purchase contract, entitling the holder to receive our common shares, and specified zero-coupon U.S. treasury strips. As of February 28, 2005, 3,840 purchase contracts were outstanding. The aggregate number of our common shares issuable on the settlement date of the remaining purchase contracts will be between approximately 65 million and 78 million shares, subject to some anti-dilution adjustments (which include adjustments for a possible consolidation of our common shares), depending on the applicable market value of Nortel Networks Corporation common shares. The settlement date for each purchase contract is August 15, 2005, subject to acceleration or early settlement in certain cases.

If we are involved in a merger, amalgamation, arrangement, consolidation or other reorganization event (other than with or into NNL or certain other subsidiaries) in which all of our common shares are exchanged for consideration of at least 30% of the value of which consists of cash or cash equivalents, then a holder of purchase contracts may elect to accelerate and settle some or all of its purchase contracts, for our common shares. The settlement date under each purchase contract will automatically accelerate upon the occurrence of specified events of bankruptcy, insolvency or reorganization with respect to us. Upon acceleration of the settlement date, holders will be entitled to receive 20,263.12 common shares per purchase contract (regardless of the market price of our common shares at that time), subject to some anti-dilution adjustments. A holder of purchase contracts may also elect to accelerate the settlement date of some or all of its purchase contracts. Upon an early settlement, the holder will receive 16,885.93 common shares per purchase contract (regardless of the market price of Nortel Networks Corporation common shares at that time), subject to some anti-dilution adjustments. An acceleration of the settlement date or early settlement of our purchase contracts could contribute to volatility in the market price of Nortel Networks Corporation common shares.

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

Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts and products from suppliers, contract manufacturers, and internal manufacturing capacity. As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced substantially all of our manufacturing capacity to contract manufacturers, including an agreement with Flextronics announced on June 29, 2004 regarding the divestiture of certain of our manufacturing operations and related activities. The transfer to Flextronics of our optical design operations and related assets in Ottawa, Canada and Monkstown, Northern Ireland was completed in the fourth quarter of 2004. In the first quarter of 2005, we completed the portion of the transaction relating to our manufacturing activities in Montreal, Canada. The balance of the divestiture is anticipated to close in the first half of 2005, subject to completion of the required information and consultation processes with the relevant employee representatives. Upon the completion of the divestiture, a significant portion of our supply chain will be concentrated with Flextronics. We work closely with our suppliers and contract manufacturers to address quality issues and to meet increases in customer demand, when needed, and we also manage our internal manufacturing capacity, quality, and inventory levels as required. However, we may encounter shortages of quality components and/or products in the future. In addition, our component suppliers and contract manufacturers have experienced, and may continue to experience, a consolidation in the industry and financial difficulties, both of which may result in fewer sources of components or products and greater exposure to the financial stability of our suppliers. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

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

In addition to the investigations and litigation arising out of our restatements, we are currently a defendant in numerous class actions and other lawsuits, including lawsuits initiated on behalf of holders of Nortel Networks Corporation common shares, which seek damages of material and indeterminate amounts, as well as lawsuits in the ordinary course of our business. In the future, we may be subject to similar litigation. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions). In addition, we may be required to pay judgments or settlements that could have a material adverse effect on our results of operations, financial condition and liquidity.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial statements of Nortel due to adverse changes in financial market prices and rates. Nortel’s market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.	Controls and Procedures

In light of the relevance of the findings of the Independent Review to the matters addressed in this Item 4, please see the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee by WCPHD and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of our 2003 Annual Report. This Item 4 addresses, among other matters:

•	current management’s conclusions concerning our disclosure controls and procedures as at September 30, 2004 and March 18, 2005 and certain earlier dates (see “Current Management Conclusions Concerning Disclosure Controls and Procedures”);

•	information relating to the First Restatement, including a discussion of material weaknesses in internal control over financial reporting identified at the time of the First Restatement (see “Additional Background — First Restatement”);

•	information relating to the Second Restatement, including a discussion of material weaknesses in internal control over financial reporting identified over the course of the Second Restatement (see “Additional Background — Second Restatement”);

•	the determination of the Audit Committee to review the facts and circumstances leading to the restatement of revenues, as part of the Second Restatement, for specific transactions during the periods 1999 through 2002, with particular emphasis on the underlying conduct that led to the initial recognition of these revenues, which we refer to as the Revenue Independent Review (see “Revenue Independent Review”);

•	the current status of our internal control over financial reporting and expectations as to management conclusions and the independent auditor attestation required to be included in our fiscal year 2004 Annual Report pursuant to SOX 404 (see “Current Status of Material Weaknesses in Internal Control Over Financial Reporting and Expectations as to Required Management Conclusions and Independent Auditor Attestation Pursuant to Section 404 of the Sarbanes-Oxley Act”);

•	remedial measures adopted by the Board of Directors pursuant to the recommendations of WCPHD, and remedial measures identified, developed and begun to be implemented by our current management, including pursuant to recommendations from D&T (see “Remedial Measures”); and

•	changes in internal control over financial reporting (see “Remedial Measures”).

Current Management Conclusions Concerning Disclosure Controls and Procedures

In March 2005, we carried out an evaluation under the supervision and with the participation of management, including the current CEO and current CFO (William A. Owens and Peter W. Currie, respectively), pursuant to Rule 13a-15 under the Exchange Act, of the effectiveness of our disclosure controls and procedures as at September 30, 2004 (the end of the period covered by this report) and as at March 18, 2005. The current CEO and current CFO were appointed to such positions as at April 28, 2004, and February 14, 2005, respectively.

In making this evaluation, the CEO and CFO considered, among other matters :

•	the Second Restatement and the revisions to our preliminary unaudited results for the year ended December 31, 2003;

•	the findings of the Independent Review summarized in the Independent Review Summary;

•	the terminations for cause of our former president and chief executive officer, our chief financial officer at that time, Douglas C. Beatty, our controller at that time, Michael J. Gollogly, and seven additional senior finance employees during the course of the Independent Review and the reasons therefor as described in the Independent Review Summary;

•	the material weaknesses in our internal control over financial reporting that we and our external auditor, D&T, have identified (as more fully described below);

•	the measures we have identified, developed and begun to implement beginning in November 2003 to remedy those material weaknesses (as more fully described below);

•	our omission of 1999 and 2000 selected financial data from our 2003 Annual Report, and our decision not to amend our 2002 Form 10-K/A and our 2003 quarterly reports (as more fully described below); and

•	the decision of the Audit Committee to undertake the Revenue Independent Review (as more fully described below).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as at September 30, 2004 and March 18, 2005, were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

As discussed in our 2003 Annual Report, the Second Restatement and other matters listed above also resulted in the re-evaluation, in January 2005, of the effectiveness of our disclosure controls and procedures as at December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003. Based on these evaluations and in consideration of the Second Restatement and other matters listed above, the CEO and our CFO at that time, William R. Kerr, concluded that our disclosure controls and procedures, as at December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

On November 18, 2003, as part of the communications by D&T to the Audit Committee with respect to D&T’s interim audit procedures for the year ended December 31, 2003, D&T informed the Audit Committee that there were two reportable conditions, each of which constituted a material weakness in our internal control over financial reporting. No other reportable conditions were communicated by D&T to the Audit Committee at the time of the First Restatement. These reportable conditions were as follows:

•	lack of compliance with established Nortel procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges; and

•	lack of compliance with established Nortel procedures for appropriately applying U.S. GAAP to the initial recording of certain liabilities, including those described in SFAS No. 5, and to foreign currency translation as described in SFAS No. 52.

The foregoing material weaknesses contributed to the need for the First Restatement. Upon completion of our assessment of our internal control over financial reporting as at December 31, 2004 pursuant to SOX 404, we currently expect to conclude that these material weaknesses continued to exist as at December 31, 2004, and we continue to identify, develop and begin to implement remedial measures to address them, as described below.

Second Restatement

Independent Review

In late October 2003, the Audit Committee initiated the Independent Review in order to, as noted in the Independent Review Summary, “gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that the Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline.” As noted in the Independent Review Summary, “[t]he [Independent Review] focused initially on events relating to the establishment and release of contractual liability and other related provisions . . . in the second half of 2002 and the first half of 2003, including the involvement of senior corporate leadership. .. . . As the [Independent Review] evolved, its focus broadened to include specific provisioning activities in each of the business units and geographic regions. In light of concerns raised in the initial phase of the [Independent Review], the Audit Committee expanded the review to include provisioning activities in the third and fourth quarters of 2003.”

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

In addition to this examination of provisioning activity, management, including our CFO at that time, William R. Kerr, undertook various initiatives aimed at ensuring the reliability and integrity of the audited consolidated financial statements included in our 2003 Annual Report and our unaudited consolidated financial statements included in this report and our other 2004 Form 10-Qs. As part of these efforts, our CFO at that time encouraged employees across our finance organization to raise any questions or concerns regarding other potential accounting errors that should be reviewed for possible adjustment in the Second Restatement. In addition, as management identified individual customer contracts and transactions for re-examination of the establishment and release of provisions, management also undertook a review of many of those contracts and transactions more generally to understand the broader nature of the original accounting for the contract or transaction. This individual contract and transaction review also identified additional accounting issues. As a result of these initiatives, management, with the assistance of outside consultants, then undertook further detailed reviews of our significant accounting policies, specific transactions and communications and other documents relating to the identified issues. As a result, the Second Restatement included adjustments to correct errors relating to a number of accounting issues other than provisioning.

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

Overall in the Second Restatement, as a result of adjustments to correct errors related to revenue recognition, we increased revenues by an aggregate of $1,492 million in 2001 and $439 million in 2002. We also increased previously announced 2003 revenues by an aggregate of $386 million. Most of these adjustments constituted the recognition of revenues that had previously been improperly recognized in prior years and should have been deferred (often over a number of years). This also had the effect of reducing previously reported revenues in 1998, 1999 and 2000 by approximately $158 million, $388 million and $2,833 million, respectively (adjusted from $355 million in 1999 and $2,866 million in 2000, as reported in our 2003 Annual Report). Of these adjustments identified in the Second Restatement, approximately $750 million of revenues has been deferred to years after 2003, while approximately $250 million of revenues was permanently reversed, as described below. The net impact of the Second Restatement adjustments to revenues for the three and nine month periods ended September 30, 2003 was an increase of $78 million and a decrease of $54 million, respectively.

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

•	Title and delivery — An increase of $1,624 million in 2001, $211 million in 2002 and $49 million in 2003 (including an increase of $8 million in the three months ended September 30, 2003 and $43 million in the nine months ended September 30, 2003).

Of this amount, we made adjustments of approximately $870 million in 2001, $200 million in 2002 and $40 million in 2003 (including an increase to revenues of approximately $30 million in the nine months ended September 30, 2003) to correct errors relating to passage of product title or risk of loss. Both employee input and our review of the broader original accounting treatment of certain individual contracts identified a specific customer contract as warranting re-examination of the timing of revenue recognition relative to the timing of passage of product title. Following a detailed review, we determined that revenues had been recorded erroneously before title had passed. We also reviewed other similar contracts and determined that corrections were also required where title or risk of loss had not passed. These corrections principally impacted North American contracts in our Optical Networks and Wireline Networks businesses.

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

We also identified errors related to title and delivery issues in connection with arrangements known as “bill and hold” transactions, in which revenue is recognized before actual delivery of the product. Corrections of these errors resulted in the deferral of revenue into later periods, which had the effect of a net increase to revenues of approximately $760 million in 2001, $10 million in 2002 and $10 million in 2003 (including an increase of approximately $10 million in each of the three and nine months ended September 30, 2003). Our scrutiny of this issue was similarly prompted by employee input. In this situation, we determined that the relevant accounting policy had been incorrectly applied to a number of contracts, and revenues were recognized where the relevant criteria had not been fully met. In reviewing individual contracts, we examined, among other things: whether significant product returns had occurred in later periods, the accounts receivable history, whether better pricing was provided for the particular purchase order to provide an incentive for a customer to enter into a “bill and hold” arrangement, whether purchase orders were eventually placed by the customer and whether third-party corroboration was available as to whether the arrangement was at the request of the customer or Nortel. As a result of our consideration of these factors, we deferred all revenues associated with “bill and hold” arrangements to subsequent periods. We no longer recognize revenue on “bill and hold” arrangements before delivery occurs and all other criteria of revenue recognition are fully met.

•	Undelivered elements and liquidated damages — A decrease of $190 million in 2001 and an increase of $45 million in 2002 and $184 million in 2003 (including a decrease of $21 million in the three months ended September 30, 2003 and $119 million in the nine months ended September 30, 2003) (adjusted from an increase of $204 million in 2003, as was reported in our 2003 Annual Report) .

Another area of review prompted by our review of the broader original accounting treatment of certain individual contracts was related to certain optical product transactions where revenues related to undelivered product elements were erroneously recognized. In these cases, revenues for customer orders were recognized upon delivery of interim product solutions pending the availability of the later generation optical product that the customer had ordered. In this circumstance, revenues for the order should have been deferred until the undelivered element was delivered as we did not have evidence supporting the fair value of the undelivered element. Accordingly, we restated the recorded revenues, deferring recognition to subsequent periods, which had the effect of a net decrease to revenues of approximately $40 million in 2001 and an increase to revenues of approximately $190 million in 2002 and $25 million in 2003 (including an increase of approximately $20 million in the nine months ended September 30, 2003).

We also focused on accounting for software revenue recognition more generally, particularly in our Optical Networks business. In Fall 2004, we sought the views of the SEC’s Office of the Chief Accountant, or OCA, on one issue with respect to our historical and continuing accounting treatment under U.S. GAAP of revenues recognized on sales of certain optical products containing embedded software. We advised the OCA that we believed our historical accounting treatment of these optical products was appropriate, and we were fully supported in this conclusion by D&T. We, in consultation with D&T, nevertheless decided to obtain the views of the OCA on our analysis and conclusions due to the judgments involved in the applicable accounting analysis and the significant impact a different conclusion could have had on our reported revenues (namely, the deferred recognition of substantial revenues over a number of subsequent years). Following discussions with us, the OCA did not approve or disapprove our accounting in this area, and we concluded that we would not make any adjustments to our accounting treatment of the sales of these optical products as part of the Second Restatement.

We also considered revenue recognition policies related to post-contract support, or PCS, with respect to all business lines, and identified certain Enterprise Networks products that presented issues. For these products, we recognized revenues at the time of delivery of the product but before completion of PCS or other future services agreed to in the contract. Because in some cases we did not have vendor specific objective evidence of fair value for those services (for example, where we made available free software upgrades on our website), U.S. GAAP requires the revenues to be recognized over the PCS period. Accordingly, we corrected this error and deferred the revenues to subsequent periods, resulting in a net decrease to revenues of approximately $140 million in 2001 and $155 million in 2002 and a net increase of approximately $170 million in 2003 (including decreases of approximately $30 million and $150 million in the three and nine months ended September 30, 2003, respectively).

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

As a result of employee input, we determined that a certain reseller lacked economic substance apart from Nortel at the time of the relevant transaction. In such a case, we should have deferred revenues and recognized them only upon the reseller’s sale of the products to an end customer. Accordingly, we corrected this error and deferred the revenues to subsequent periods.

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

•	Application of SOP 81-1 — A decrease of approximately $40 million in 2001 and a net increase of approximately $80 million in 2002 and $140 million in 2003 (including an increase of $77 million in the three months ended September 30, 2003 and $95 million in the nine months ended September 30, 2003) (all of these adjustments relate solely to the application of SOP 81-1 and not also to other revenue recognition items, as was reported in our 2003 Annual Report).

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

•	Persuasive evidence of an arrangement — A decrease of $13 million in the three months ended June 30, 2003, offset by an increase of $13 million in the three months ended September 30, 2003.

As we reviewed the application of our accounting policies across our geographical regions, we identified a specific transaction in the Asia Pacific region for which revenues were recognized after a notice of award was received but before a contract was executed. Revenues should have been deferred until the contract was executed. We corrected this error, resulting in the deferral of revenue from the second quarter in 2003 to the third quarter of 2003.

Other accounting practices that management examined and adjusted as part of the Second Restatement included, among other things, the following (as described in more detail below):

•	our foreign exchange accounting, as part of the plan to address the identified material weakness related to foreign currency translation described above;

•	intercompany balances that did not eliminate upon consolidation and related provisions;

•	the accounting treatment of the February 2001 acquisition of the 980 NPLC business from JDS and the related OEM Purchase and Sale Agreement;

•	special charges relating to goodwill, inventory impairment, contract settlement costs and other charges; and

•	the accounting treatment of certain elements of discontinued operations.

In sum, the key components of the Second Restatement process were as follows:

•	involvement and oversight by senior finance personnel, with regular communications to the global finance organization to monitor progress and ensure consistency, and open and regular dialogue with our external auditors;

•	maintenance of a restatement database to track issues and adjustments;

•	establishment of a process to evaluate certain provisions and releases that may not have been fully addressed in the First Restatement, including a review of all First Restatement processes, and enhanced balance sheet reviews at the business unit, regional and statutory entity levels;

•	establishment of processes to evaluate certain potential restatement items related to our revenue recognition policies and practices and other accounting issues;

•	validation processes, including detailed review of supporting documentation to ensure adjustments were appropriately substantiated; and

•	identification, development and initial implementation of remedial actions, as further described under “Remedial Measures” below.

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

Principal Adjustments

The following are the principal Second Restatement adjustments:

•	An increase of $386 million in previously announced revenues and a decrease of $298 million in previously announced net earnings for the year ended December 31, 2003, with the following adjustments on a quarterly basis:

•	a decrease of $79 million in previously reported revenues and $135 million in previously reported net earnings for the first quarter of 2003, resulting in our reporting a net loss rather than net earnings for the period;

•	a decrease of $53 million in previously reported revenues and $138 million in previously reported net earnings for the second quarter of 2003, resulting in our reporting a net loss rather than net earnings for the period;

•	an increase of $78 million in previously reported revenues and a decrease of $54 million in previously reported net earnings for the third quarter of 2003; and

•	an increase of $440 million in previously announced revenues and $29 million in previously announced net earnings for the fourth quarter of 2003.

•	An increase of $439 million in previously reported revenues and a reduction of $272 million in previously reported net loss for the year ended December 31, 2002, with the following adjustments on a quarterly basis:

•	an increase of $244 million in previously reported revenues and a decrease of $101 million in previously reported net loss for the first quarter of 2002;

•	an increase of $132 million in previously reported revenues and a decrease of $115 million in previously reported net loss for the second quarter of 2002;

•	a decrease of $28 million in previously reported revenues and $182 million in previously reported net loss for the third quarter of 2002; and

•	an increase of $91 million in previously reported revenues and $126 million in previously reported net loss for the fourth quarter of 2002.

•	An increase of $1,492 million in previously reported revenues and a reduction of $1,433 million in previously reported net loss for the year ended December 31, 2001 .

The principal adjustments for the three and nine months ended September 30, 2003 primarily relate to the following matters (each of which reflects a number of related adjustments that have been aggregated for disclosure purposes):

•	Adjustments to revenues and cost of revenues to address various aspects of our revenue recognition policies and practices increased revenues by $78 million for the three months ended September 30, 2003, and decreased revenues by $54 million for the nine months ended September 30, 2003, respectively, and increased cost of revenues by $140 million and $303 million for the three and nine months ended September 30, 2003, respectively. The revenue matters adjusted are discussed in more detail above under “Second Restatement Process”.

•	Foreign exchange adjustments decreased our previously reported pre-tax earnings by $8 million for the three months ended September 30, 2003 and increased our previously reported pre-tax earnings by $97 million for the nine months ended September 30, 2003. These adjustments resulted primarily from the re-examination of the determination of the functional currency for certain entities, the incorrect treatment of significant long-term inter-company positions and revaluation errors related to certain foreign denominated customer financing provisions within discontinued operations.

•	Correction of certain inter-company balances that did not properly eliminate upon consolidation and related provisions resulted in a decrease of $4 million and $23 million to our previously reported pre-tax earnings for the three and nine months ended September 30, 2003, respectively.

•	Adjustments to previously recorded special charges for restructuring relating to contract settlement costs, including real estate related items, severance and fringe benefit related costs and plant and equipment impairment costs, resulted in an increase of $10 million and $18 million to special charges for the three and nine months ended September 30, 2003, respectively.

•	Corrections to various accruals, provisions and other transactions, primarily due to the incorrect application of U.S. GAAP to the initial recording of such liabilities, or the failure to subsequently adjust such liabilities in the correct period, resulted in a decrease of $10 million and $111 million to previously reported pre-tax earnings for the three and nine months ended September 30, 2003, respectively.

•	Adjustments to the accounting treatment of certain components of discontinued operations, initially recognized in the second quarter of 2001, resulted in a decrease of $12 million and $87 million (net of tax) to net earnings from discontinued operations for the three and nine months ended September 30, 2003, respectively.

For additional information concerning the Second Restatement adjustments for the three and nine months ended September 30, 2003, see note 2 to the accompanying unaudited consolidated financial statements and “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters” in the MD&A section of this report. For information concerning the Second Restatement adjustments for 2002 and 2001, see the “Controls and Procedures” section in our 2003 Annual Report.

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

A number of our and NNL’s past filings with the SEC remain subject to ongoing review by the SEC’s Division of Corporation Finance (which could result in the need to amend this or our other filings). In addition, the Second Restatement involved the restatement of our consolidated financial statements for 2001 and 2002 and the first, second and third quarters of 2003. Amendments to our prior filings with the SEC would be required in order for us to be in full compliance with our reporting obligations under the Exchange Act. However, for the same reasons discussed above, we do not believe that it would be feasible for us to amend our 2002 Form 10-K/A. In addition, we believe that amended disclosure in the 2002 Form 10-K/A, 2003 Form 10-Q/As and 2003 Form 10-Qs would in large part repeat the disclosure in the 2003 Annual Reports, this report and the other 2004 Form 10-Qs. Accordingly, we do not plan to amend our 2002 Form 10-K/A, 2003 Form 10-Q/As or 2003 Form 10-Qs. We believe that we have included in the 2003 Annual Reports and this report all information needed for current investor understanding and have taken similar steps in our other 2004 Form 10-Qs.

Material Weaknesses in Internal Control over Financial Reporting Identified During the Second Restatement

Over the course of the Second Restatement process, we, together with D&T, identified a number of reportable conditions, each constituting a material weakness, in our internal control over financial reporting as at December 31, 2003. In September 2004, management first notified the Audit Committee of the possibility of additional material weaknesses. Over the remainder of the Second Restatement process, management and D&T identified a total of six material weaknesses. On January 10, 2005, D&T confirmed to the Audit Committee that it had identified these six material weaknesses. No other reportable conditions were identified by us or D&T at the time of the Second Restatement or through January 31, 2005. The material weaknesses identified were:

•	lack of compliance with written Nortel procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;

•	lack of compliance with Nortel procedures for appropriately applying applicable GAAP to the initial recording of certain liabilities, including those described in SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;

•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including, but not limited to, revenue transactions;

•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;

•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel personnel; and

•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment. As reported in the Independent Review Summary, there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

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

* * * * * *

Current Status of Material Weaknesses in Internal Control Over Financial Reporting and Expectations as to Required Management Conclusions and Independent Auditor Attestation Pursuant to Section 404 of the Sarbanes-Oxley Act

As noted in “MD&A — Risk factors/Forward looking statements”, our 2004 Annual Report must comply with SOX 404, which requires management to assess the effectiveness of our internal control over financial reporting annually and to include in our Annual Report on Form 10-K a management report on that assessment, together with an attestation by our independent auditors. As noted above, upon completion of our assessment of our internal control over financial reporting as at December 31, 2004, we currently expect to conclude that the first five of the six material weaknesses in our internal control over financial reporting described immediately above continued to exist as at December 31, 2004 (and also constitute “material weaknesses” as now defined under standards established by the Public Company Accounting Oversight Board). Accordingly, management expects to conclude that our internal control over financial reporting as at December 31, 2004 is ineffective, and D&T has advised us that they expect their report on management’s assessment of internal control over financial reporting also to indicate that internal control over financial reporting is ineffective.

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

•	Personnel Actions in Response to the First Restatement and Independent Review.

•	We terminated for cause our former president and chief executive officer, former chief financial officer and former controller in April 2004 (the former chief financial officer and former controller having been placed on paid leaves of absence in March 2004).

•	We terminated for cause seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic regions in August 2004.

•	Renewed Commitment to Best Corporate Practices and Ethical Conduct.

•	In August 2004, we adopted a new strategic plan that includes a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer (which was filled permanently with the appointment of Susan E. Shepard effective February 21, 2005).

•	Over the course of the Second Restatement, our current CEO and our CFO at that time, William R. Kerr, have communicated to employees the importance of the Second Restatement process, reliable and transparent financial reporting and ethical conduct. Those communications included formal presentations as part of our annual executive conference in November 2004.

•	In June 2004, management recommended, the joint leadership resources committee recommended and the Board of Directors subsequently approved that financial accountability be included as a key qualitative factor in the individual leadership performance objectives for determination of incentive cash awards under our annual incentive plan.

•	Extended Balance Sheet Reviews.

•	We are implementing a plan to extend our balance sheet reviews through enhanced review procedures to:

•	require greater frequency of timely statutory and segment balance sheet reviews,

•	clarify responsibilities within Nortel for organizing balance sheet reviews, and

•	establish minimum documentation requirements with respect to balance sheet entries.

•	Review of Finance Department Organizational Structure. We announced, and began to implement, plans to transform our finance organization, which include a renewed commitment to transparency as a fundamental goal. Measures we have begun to implement include:

•	In the first quarter of 2004, we began to enhance our global technical accounting group and establish global revenue governance and global finance governance teams.

•	We engaged Accenture, a global management consulting and technology services firm, in the third quarter of 2004 to assess the finance organization’s structure, processes and systems.

•	We established a global corporate finance Sarbanes-Oxley compliance group beginning in the third quarter of 2004.

•	We have hired additional full-time finance personnel (with a focus on qualified accounting professionals) as part of an initiative introduced by the CFO at that time, William R. Kerr and the controller at that time, Maryanne E. Pahapill, in March 2004.

•	We appointed a global finance transformation leader in the first quarter of 2005.

•	Training Initiatives.

•	We re-established our formal training group (led by the global finance governance team described above) to implement ongoing training programs for finance personnel globally. The group’s focus includes training with respect to SFAS No. 5; accounting for hedging and derivatives; revenue recognition, accruals and provisions; and SFAS No. 52.

•	Internal Audit.

•	In the first quarter of 2004, we modified the mandate of our internal audit function to place a greater emphasis on the adequacy of, and compliance with, procedures relating to internal control over financial reporting.

•	In October 2004, we engaged outside consultants to conduct a strategic performance review of the internal audit function. The objective of this review is to ensure that internal audit continues to meet professional internal audit standards and moves towards audit best practices.

•	Manual Journal Entry Processes.

•	In the fourth quarter of 2003, we began to modify our manual journal entry processes by implementing new procedures, with a focus on approvals of manual journal entries, more stringent documentation processes and reduction of user access to manual journal entry functions.

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

The following includes updated information relating to certain of our material legal proceedings as previously reported in our 2003 Annual Report.

A class action lawsuit against Nortel was filed in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS between January 18, 2001 and February 15, 2001, alleging violations of the same U.S. federal securities laws as the more than twenty-five purported class action lawsuits subsequent to the February 15, 2001 announcement in which Nortel provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001 (see “Contingencies” in note 19 of the accompanying unaudited consolidated financial statements). The district court granted Nortel’s motion to dismiss the action on the grounds that plaintiffs lacked standing to bring the action, and the Second Circuit Court of Appeals affirmed the dismissal. On January 10, 2005, the U.S. Supreme Court Order denied the plaintiffs appeal, ending the JDS litigation.

Subsequent to the March 10, 2004 announcement in which Nortel indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities. On June 30, 2004, the Court signed Orders consolidating the 27 class actions and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint. On January 18, 2005, the lead plaintiffs, Nortel, and the Audit Committee Defendants reached an agreement in which Nortel would withdraw its motion to dismiss and plaintiffs would dismiss Count II of the complaint which asserts a claim against the Audit Committee Defendants.

On May 18, 2004, a purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on behalf of individuals who were participants and beneficiaries of Nortel’s Long-Term Investment Plan, or the Plan, at any time during the period of December 23, 2003 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act, or ERISA, for Plan-wide relief and alleging, among other things, breaches of fiduciary duty. On September 3, 2004, the Court signed a stipulated order consolidating this action with the Consolidated ERISA Action described in note 19 of the accompanying unaudited consolidated financial statements. On June 16, 2004, a second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 24, 2000 to June 16, 2004, and making similar allegations, was filed in the U.S. District Court for the Southern District of New York. On August 6, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order to transfer this action to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407 with the Consolidated ERISA Action. On August 20, 2004, plaintiffs filed a notice of opposition to the conditional transfer order with the Judicial Panel. On December 6, 2004, the Judicial Panel denied the opposition and ordered the action transferred to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings with the Consolidated ERISA Action. On January 3, 2005, this action was received in the Middle District of Tennessee and it has been consolidated with the Consolidated ERISA Action.

On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain directors and officers, and certain former directors and officers, of Nortel alleging, among other things, breach of fiduciary duties owed to Nortel during the period from 2000 to 2003 including by causing Nortel to engage in unlawful conduct or failing to prevent such conduct; causing Nortel to issue false statements; and violating the law. On February 14, 2005, the defendants filed a motion to dismiss the derivative complaint.

On February 16, 2005, a motion for authorization to institute a class action on behalf of residents of Québec, who purchased Nortel Networks Corporation securities between January 29, 2004 and March 15, 2004, was filed in the Québec Superior Court naming Nortel as a defendant. The factual allegations allege that Nortel made misrepresentations about its 2003 financial results.

On March 9, 2005, Nortel and certain of its current and former officers and directors and its auditors were named as defendants in a purported class proceeding filed in the Ontario Superior Court of Justice, Commercial List, on behalf of all Canadian residents who purchased Nortel Networks Corporation securities from April 24, 2003 to April 27, 2004. This lawsuit alleges, among other things, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with Nortel’s 2003 financial results and seeks damages of Canadian $3,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action.

Except as noted above, there have been no material developments in our material legal proceedings. For additional discussion of our material legal proceedings, see “Contingencies” in note 19 of the accompanying unaudited consolidated financial statements and “Risk Factors/forward looking statements” in the MD&A section of this report.

ITEM 6.	Exhibits

*10.1	Master Facility Agreement dated February 14, 2003 as amended July 10, 2003 between Nortel Networks Limited and Export Development Canada, amended by Letter Agreement dated March 29, 2004, May 28, 2004, August 20, 2004 and September 29, 2004 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated September 30, 2004).

10.2	William A. Owens, President and Chief Executive Officer Employment Letter dated as at August 31, 2004.

10.3	Resolutions of the Board of Directors of Nortel Networks Corporation dated July 30, 2004, related to the remuneration of the chairman of the board, members of a board committee, chairman of a board committee (other than the audit committee) and chairman of the audit committee, effective July 1, 2004.

10.4	Resolutions of the Board of Directors of Nortel Networks Limited dated July 30, 2004, related to the remuneration of the chairman of the board, directors, members of a board committee, chairman of a board committee (other than the audit committee) and chairman of the audit committee, effective July 1, 2004.

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS CORPORATION
(Registrant)

Executive Vice President and Chief Financial Officer	Chief Accounting Officer

/s/ PETER W. CURRIE	/s/ KAREN E. SLEDGE

PETER W. CURRIE Executive Vice President and Chief Financial Officer	KAREN E. SLEDGE Controller

Date: March 18, 2005