Form 10-Q
period 2005-03-31
NORTEL NETWORKS CORP
filed 2005-05-31
CIK 72911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ___________ to ___________

Commission file number: 001-07260

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at May 16, 2005.

4,268,236,086 shares of common stock without nominal or par value

PART I
FINANCIAL INFORMATION

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL, NORTEL (Logo), NORTEL NETWORKS the Modified GLOBEMARK, NT, and > THIS IS THE WAY > THIS IS NORTEL (designmark) are trademarks of Nortel Networks.

MOODY’S is a trademark of Moody’s Investor Services, Inc.

NYSE is a trademark of the New York Stock Exchange, Inc.

SAP is a trademark of SAP AG.

S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

All other trademarks are the property of the respective owners.

PART I
FINANCIAL INFORMATION

NORTEL NETWORKS CORPORATION
Consolidated Statements of Operations (unaudited)

	Three months ended March 31,
(millions of U.S. dollars, except per share amounts)	2005	2004

Revenues	$2,536	$2,444
Cost of revenues	1,479	1,391

Gross profit	1,057	1,053

Selling, general and administrative expense	574	542
Research and development expense	474	471
Amortization of intangibles	2	3
Special charges	21	7
(Gain) loss on sale of businesses and assets	1	–

Operating earnings (loss)	(15)	30

Other income (expense) — net	46	86
Interest expense
Long-term debt	(50)	(44)
Other	(3)	(8)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(22)	64
Income tax benefit (expense)	(16)	9

	(38)	73
Minority interests — net of tax	(14)	(14)
Equity in net earnings (loss) of associated companies — net of tax	1	(1)

Net earnings (loss) from continuing operations	(51)	58
Net earnings (loss) from discontinued operations — net of tax	2	1

Net earnings (loss)	$(49)	$59

Basic earnings (loss) per common share
— from continuing operations	$(0.01)	$0.01
— from discontinued operations	0.00	0.00

Basic earnings (loss) per common share	$(0.01)	$0.01

Diluted earnings (loss) per common share
— from continuing operations	$(0.01)	$0.01
— from discontinued operations	0.00	0.00

Diluted earnings (loss) per common share	$(0.01)	$0.01

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(millions of U.S. dollars, except for share amounts)	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$3,431	$3,686
Restricted cash and cash equivalents	81	80
Accounts receivable — net	2,780	2,551
Inventories — net	1,316	1,414
Deferred income taxes — net	248	255
Other current assets	424	356

Total current assets	8,280	8,342

Investments	148	159
Plant and equipment — net	1,594	1,651
Goodwill	2,260	2,303
Intangible assets — net	75	78
Deferred income taxes — net	3,706	3,736
Other assets	694	715

Total assets	$16,757	$16,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$983	$996
Payroll and benefit-related liabilities	462	515
Contractual liabilities	506	569
Restructuring liabilities	152	254
Other accrued liabilities	2,869	2,823
Long-term debt due within one year	1,290	15

Total current liabilities	6,262	5,172

Long-term debt	2,571	3,862
Deferred income taxes — net	144	144
Other liabilities	3,466	3,189

Total liabilities	12,443	12,367

Minority interests in subsidiary companies	629	630

Guarantees, commitments and contingencies (notes 10, 11 and 17)

SHAREHOLDERS’ EQUITY
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares:
4,272,671,213 as of March 31, 2005 and 4,272,671,213 as of December 31, 2004	33,840	33,840
Additional paid-in capital	3,301	3,282
Accumulated deficit	(32,632)	(32,583)
Accumulated other comprehensive income (loss)	(824)	(552)

Total shareholders’ equity	3,685	3,987

Total liabilities and shareholders’ equity	$16,757	$16,984

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(millions of U.S. dollars)	2005	2004

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(51)	$58
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	82	90
Equity in net (earnings) loss of associated companies — net of tax	(1)	1
Stock option compensation	19	15
Deferred income taxes	8	(4)
Other liabilities	78	60
(Gain) loss on sale or write down of investments, businesses and assets	6	(33)
Other — net	(105)	27
Change in operating assets and liabilities	(298)	(554)

Net cash from (used in) operating activities of continuing operations	(262)	(340)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(54)	(43)
Proceeds on disposals of plant and equipment	–	5
Acquisitions of investments and businesses — net of cash acquired	(2)	(3)
Proceeds on sale of investments and businesses	83	55

Net cash from (used in) investing activities of continuing operations	27	14

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to minority interests	(14)	(9)
Increase in notes payable	20	10
Decrease in notes payable	(26)	(13)
Repayments of long-term debt	–	(97)
Repayments of capital leases payable	(1)	(3)
Issuance of common shares	–	30

Net cash from (used in) financing activities of continuing operations	(21)	(82)

Effect of foreign exchange rate changes on cash and cash equivalents	(35)	13

Net cash from (used in) continuing operations	(291)	(395)
Net cash from (used in) in operating activities of discontinued operations	36	(3)

Net increase (decrease) in cash and cash equivalents	(255)	(398)
Cash and cash equivalents at beginning of period	3,686	3,997

Cash and cash equivalents at end of period	$3,431	$3,599

See note 3 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited)
(millions of U.S. dollars, except per share amounts, unless otherwise stated)

1.	Significant accounting policies
Basis of presentation
The unaudited consolidated financial statements of Nortel Networks Corporation (“Nortel”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2004. Although Nortel is headquartered in Canada, the unaudited consolidated financial statements are expressed in U.S. dollars as the greater part of the financial results and net assets of Nortel are denominated in U.S. dollars.

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

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three months ended March 31, 2005 are not necessarily indicative of financial results for the full year. The unaudited consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC (“Nortel’s 2004 Annual Report”).

Comparative figures
Certain 2004 figures in the unaudited consolidated financial statements have been reclassified to conform to the 2005 presentation.
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

(b)	In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The guidance should be applied prospectively. Nortel is currently assessing the impact of SFAS 151 on its results of operations and financial condition.
(c)	In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), that will impact Nortel, including the requirement to estimate employee forfeitures each period when recognizing compensation expense, and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for Nortel as of January 1, 2006. Nortel previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”). Nortel is currently assessing the impact of SFAS 123R on its results of operations and financial condition, as well as the impact of SEC Staff Accounting Bulletin 107, “Share-Based Payment” (“SAB 107”). SAB 107 was issued by the SEC in March 2005, and provides supplemental SFAS 123R application guidance based on the views of the SEC.

(d)	In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP FIN 46R-5”). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities (“VIEs”) or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). Nortel has determined that the adoption of FSP FIN 46R-5 will not have an impact on its results of operations and financial condition.

2.	Accounting changes

(a)	The Effect of Contingently Convertible Debt on Diluted Earnings per Share
On September 30, 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings (loss) per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings (loss) per share amounts presented for comparative purposes be restated. EITF 04-8 was effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on Nortel’s diluted earnings (loss) per share.

(b)	Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
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

Nortel continues to consolidate two enterprises with limited lives. Upon liquidation in 2024, the net assets of these entities will be distributed to the owners based on their relative interests at that time. The minority interests included in the consolidated balance sheets related to these entities were a total of $49 and $50 as of March 31, 2005 and December 31, 2004, respectively. Nortel has not yet determined the fair value of these minority interests as of March 31, 2005. The adoption of SFAS 150, as amended by FSP FAS 150-3, did not have a material impact on Nortel’s results of operations and financial condition.

3.	Consolidated financial statement details
The following consolidated financial statement details are presented for each of the three months ended March 31, 2005 and 2004 for the consolidated statements of operations, as of March 31, 2005 and December 31, 2004 for the consolidated balance sheets and for each of the three months ended March 31, 2005 and 2004 for the consolidated statements of cash flows.

Consolidated statements of operations
Other income (expense) — net:

	Three months ended March 31,
	2005	2004

Interest income	$14	$15
Gain (loss) on sale or write down of investments	(5)	33
Currency exchange gains (losses)	26	1
Other — net	11	37

Other income (expense) — net	$46	$86

Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) had no material impact on the net earnings (loss) for the three months ended March 31, 2005 and 2004 and were reported within other income (expense) — net in the consolidated statements of operations.

Consolidated balance sheets
Accounts receivable — net:

	March 31,	December 31,
	2005	2004

Trade receivables	$1,982	$2,010
Notes receivable	198	42
Contracts in process	707	608

	2,887	2,660
Less: provision for doubtful accounts	(107)	(109)

Accounts receivable — net	$2,780	$2,551

Inventories — net:

	March 31,	December 31,
	2005	2004

Raw materials	$915	$935
Work in process	64	125
Finished goods	1,802	1,863

	2,781	2,923
Less: provision for inventory	(1,087)	(1,141)

Inventories — net	1,694	1,782
Less: long-term inventory (a)	(378)	(368)

Current inventories — net	$1,316	$1,414

(a)	Long-term portion of inventory related to deferred costs discussed below which is included in other assets.

Finished goods inventory includes certain direct and incremental costs associated with arrangements where title and risk of loss was transferred to the customer but revenue was deferred due to other revenue recognition criteria not being met. As of March 31, 2005 and December 31, 2004, these deferred costs totaled $799 and $829, respectively.

Other current assets:

	March 31,	December 31,
	2005	2004

Prepaid expenses	$199	$175
Income taxes recoverable	34	38
Current assets of discontinued operations (a)	13	14
Other	178	129

Other current assets	$424	$356

(a)	Includes accounts receivable of $2 and $3 and inventories of $57 and $58 as of March 31, 2005 and December 31, 2004, respectively, which were fully provided for.

Plant and equipment — net:

	March 31,	December 31,
	2005	2004

Cost:
Land	$56	$63
Buildings	1,331	1,514
Machinery and equipment	2,575	2,497

	3,962	4,074

Less accumulated depreciation:
Buildings	(436)	(502)
Machinery and equipment	(1,932)	(1,921)

	(2,368)	(2,423)

Plant and equipment — net (a)	$1,594	$1,651

(a)	Included assets held for sale with a carrying value of $43 and $29 as of March 31, 2005 and December 31, 2004, respectively, related to owned facilities that were being actively marketed. These assets were written down to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel expects to dispose of all of these facilities during 2005.

Goodwill:
The following table outlines goodwill by reportable segment:

	Carrier		GSM and
	Packet	CDMA	UMTS	Enterprise
	Networks	Networks	Networks	Networks	Total

Balance — net as of December 31, 2004	$571	$28	$9	$1,695	$2,303
Changes:
Disposal	(37)	–	–	–	(37)
Foreign exchange	(3)	(1)	–	(2)	(6)

Balance — net as of March 31, 2005	$531	$27	$9	$1,693	$2,260

Due to the change in operating segments and reporting segments as described in note 4, a triggering event occurred requiring a goodwill impairment test in the first quarter of 2005 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Nortel performed this test and concluded that there was no impairment.

Intangible assets — net:

	March 31,	December 31,
	2005	2004

Other intangible assets (a)	$35	$38
Pension intangible assets	40	40

Intangible assets — net	$75	$78

(a)	Other intangible assets are being amortized over a ten year period ending in 2013, based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows. The amortization expense is denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.

Other accrued liabilities:

	March 31,	December 31,
	2005	2004

Outsourcing and selling, general and administrative related provisions	$324	$323
Customer deposits	39	28
Product related provisions	53	57
Warranty provisions (note 10)	258	275
Deferred revenue	1,225	1,210
Miscellaneous taxes	49	53
Income taxes payable	95	112
Current liabilities of discontinued operations	2	–
Interest payable	34	65
Advance billings in excess of revenues recognized to date on contracts	624	581
Other	166	119

Other accrued liabilities	$2,869	$2,823

Other liabilities:

	March 31,	December 31,
	2005	2004

Pension, post-employment and post-retirement benefit liabilities	$2,269	$2,208
Restructuring liabilities (note 5)	199	209
Deferred revenue	506	509
Other long-term provisions	492	263

Other liabilities	$3,466	$3,189

Consolidated statements of cash flows
Change in operating assets and liabilities:

	Three months ended March 31,
	2005	2004

Restricted cash and cash equivalents	$1	$1
Accounts receivable — net	(245)	92
Inventories — net	39	(54)
Income taxes	(18)	(23)
Restructuring liabilities	(128)	(84)
Accounts payable, payroll and contractual liabilities	(83)	(452)
Other operating assets and liabilities	136	(34)

Change in operating assets and liabilities	$(298)	$(554)

Interest and taxes paid (recovered):

	Three months ended March 31,
	2005	2004

Cash interest paid	$84	$76
Cash taxes paid (recovered) — net	$14	$9

4.	Segment information
General description
During 2004, Nortel’s operations were organized and represented by four operating segments, which were also its reportable segments: Wireless Networks, Enterprise Networks, Wireline Networks, and Optical Networks. Effective October 1, 2004, Nortel established a new streamlined organizational structure that included, among other things, combining the businesses represented by its four operating segments at that time into two business organizations: (i) Carrier Networks and Global Operations and (ii) Enterprise Networks.

The two business organizations include four operating segments. Nortel’s Carrier Networks and Global Operations organization is comprised of the following operating segments: (a) Carrier Packet Networks, which is substantially an amalgamation of Nortel’s previous Wireline Networks and Optical Networks operating segments; (b) Code Division Multiple Access (“CDMA”) Networks, which previously represented a portion of the Wireless Networks operating segment; (c) Global System for Mobile communications (“GSM”) and Universal Mobile Telecommunications Systems (“UMTS”) Networks, which also previously represented a portion of the Wireless Networks operating segment. The Enterprise Networks operating segment remains substantially unchanged and is a separate operating segment.

Although certain structural changes were made to reflect the reorganization effective October 1, 2004, Nortel did not meet the criteria to change its reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), for the 2004 fiscal year. Nortel’s operating results on a segmented basis for the new business organizations were not available for review by the chief operating decision maker (“CODM”) during the 2004 fiscal year, as a significant amount of Nortel’s finance resources were allocated to the restatement activity that was completed during January 2005. Commencing in the first quarter of 2005, Nortel met the criteria under SFAS 131 to change its reportable segments to reflect the four operating segments of the two business organizations established effective October 1, 2004. Nortel’s four reportable segments and other business activities are described below:

•	Carrier Packet Networks provides: (i) circuit and packet voice solutions, (ii) data networking and security solutions and (iii) optical long-haul and metropolitan optical network solutions. Together, these solutions provide or transport data, voice and multimedia communications solutions to Nortel’s service provider customers that operate wireline networks. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers.

•	CDMA Networks provides communication network solutions that incorporate CDMA and Time Division Multiple Access (“TDMA”) network solutions to enable Nortel’s wireless service provider customers to offer their customers, the subscribers for wireless communication services, the ability to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices.

•	GSM and UMTS Networks also provides communication network solutions to Nortel’s wireless service provider customers; however, these solutions incorporate GSM and UMTS network solutions.
•	Enterprise Networks provides: (i) circuit and packet voice solutions and (ii) data networking and security solutions which provide data, voice and multimedia communications solutions to Nortel’s enterprise customers. Nortel’s Enterprise Networks customers consist of a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•	“Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed separately as reportable segments. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to Nortel’s corporate compliance and other non-operational activities and are included in “Other”.

Nortel’s vice-chairman and chief executive officer (the “CEO”) has been identified as the CODM in assessing the performance of the segments and the allocation of resources to the segments. The CEO relies on the information derived directly from Nortel’s management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes (“Management EBT”), a measure that includes the cost of revenues and selling, general and administrative (“SG&A”) expense, research and development (“R&D”) expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.

Segments

The following tables set forth information by segment for each of the three months ended:

	March 31,	March 31,
	2005	2004

Revenues
Carrier Packet Networks	$664	$683
CDMA Networks	535	569
GSM and UMTS Networks	788	656
Enterprise Networks	547	534
Other	2	2

Total	$2,536	$2,444

Management EBT
Carrier Packet Networks	$(31)	$(59)
CDMA Networks	168	224
GSM and UMTS Networks	53	1
Enterprise Networks	23	17
Other	(224)	(124)

Total	(11)	59

Amortization of intangibles	(2)	(3)
Special charges	(21)	(7)
Gain (loss) on sale of businesses and assets	(1)	–
Income tax benefit (expense)	(16)	9

Net earnings (loss) from continuing operations	$(51)	$58

5.	Special charges

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

In 2004 and 2005, Nortel’s focus is on managing each of its businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, Nortel announced a strategic plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments, but primarily in Carrier Packet Networks (the “2004 Restructuring Plan”). Nortel estimates charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $450 comprised of approximately $220 with respect to the workforce reductions and approximately $230 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. Approximately $160 of the aggregate charges were incurred in 2004 with the remainder expected to be incurred in 2005.

During the three months ended March 31, 2005, Nortel continued to implement these restructuring work plans. Changes in the provisions related to special charges recorded from January 1, 2005 to March 31, 2005 were as follows:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2001 Restructuring Plan

Provision balance as of December 31, 2004 (a)	$15	$326	$–	$341
Revisions to prior accruals	(3)	–	(1)	(4)
Cash drawdowns	(2)	(40)	–	(42)
Foreign exchange and other adjustments	(1)	(4)	1	(4)

Provision balance as of March 31, 2005	$9	$282	$–	$291

2004 Restructuring Plan

Provision balance as of December 31, 2004 (a)	$122	$–	$–	$122
Other special charges	18	8	1	27
Revisions to prior accruals	(2)	–	–	(2)
Cash drawdowns	(86)	–	–	(86)
Foreign exchange and other adjustments	–	–	(1)	(1)

Provision balance as of March 31, 2005	$52	$8	$–	$60

Total provision balance as of March 31, 2005 (a)	$61	$290	$–	$351

(a)	As of March 31, 2005 and December 31, 2004, the short-term provision balance was $152 and $254, respectively, and the long-term provision balance was $199 and $209, respectively.

Regular full-time (“RFT”) employee notifications resulting in special charges for both restructuring plans were as follows:

	Employees (approximate)
	Direct (a)	Indirect(b)	Total

RFT employee notifications for the three months ended March 31, 2005	20	220	240

(a)	Direct employees included employees performing manufacturing, assembly, testing and inspection activities associated with the production of Nortel’s products.
(b)	Indirect employees included employees performing manufacturing, management, sales, marketing, research and development and administrative activities.

2001 Restructuring Plan

Three months ended March 31, 2005

During the three months ended March 31, 2005, Nortel recorded revisions of $4 related to prior accruals.

The workforce reduction provision balance was drawn down by cash payments of $2 during the three months ended March 31, 2005. The remaining provision is expected to be substantially drawn down by the end of 2005.

No new contract settlement and lease costs were incurred during the period. During the three months ended March 31, 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $40. The remaining provision, net of approximately $241 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Three months ended March 31, 2004

During the three months ended March 31, 2004, Nortel recorded special charges of $7, which included revisions of $1 related to prior accruals.

Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination during the three months ended March 31, 2004 which related entirely to Carrier Packet Networks. During the three months ended March 31, 2004, the workforce reduction provision balance was drawn down by cash payments of $27.

No new contract settlement and lease costs were incurred during the period. Revisions to prior accruals for contract settlement and lease costs of $1 were identified for the three months ended March 31, 2004. During the three months ended March 31, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $57.

In 2003, Nortel initiated activities to exit certain leased facilities and leases for assets no longer used, across all segments. The costs associated with these planned activities have been valued using the estimated fair value method prescribed under SFAS 146. The table below summarizes the total costs estimated to be incurred as a result of these activities, which have met the criteria described in SFAS 146, the balance of these accrued expenses as of March 31, 2005 and the movement in the accrual for the three months ended March 31, 2005. These costs are included in the provision balance above as of March 31, 2005.

Payments
		Costs	made	Adjustments
		during the	during the	during the
	Accrued	three months	three months	three months	Accrued
	balance as of	ended	ended	ended	balance as of
	December 31, 2004	March 31, 2005	March 31, 2005	March 31, 2005	March 31, 2005

Lease costs (a)	$31	$–	$(1)	$3	$33

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $69, of which $19 was drawn down by cash payments of $21 and offset by non-cash adjustments of $2 prior to January 1, 2005.

Special charges — by segment

The following table outlines special charges incurred by segment for the three months ended March 31:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2001 Restructuring Plan

Carrier Packet Networks	$(1)	$–	$(1)	$(2)
CDMA Networks	–	–	–	–
GSM and UMTS Networks	(1)	–	–	(1)
Enterprise Networks	(1)	–	–	(1)

Total special charges for the three months ended March 31, 2005	$(3)	$–	$(1)	$(4)

Carrier Packet Networks	$6	$1	$–	$7

Total special charges for the three months ended March 31, 2004	$6	$1	$–	$7

As described in the definition of Management EBT in note 4, segment Management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs is associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

2004 Restructuring Plan

Three months ended March 31, 2005

During the three months ended March 31, 2005, Nortel recorded special charges of $25, which included revisions of $2 related to prior accruals.

Workforce reduction charges of $16, net of revisions to prior accruals of $2, were related to severance and benefit costs associated with approximately 240 employees notified of termination during the three months ended March 31, 2005. The workforce reduction provision balance was drawn down by cash payments of $86 during the three months ended March 31, 2005. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments. The remaining provision is expected to be substantially drawn down by the end of 2005.

Contract settlement and lease costs of $8 consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and in the Enterprise Networks segment. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. This provision is expected to be substantially drawn down by the end of 2016.

Special charges — by segment

The following table outlines special charges incurred by segment for the three months ended March 31, 2005:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2004 Restructuring Plan

Carrier Packet Networks	$9	$1	$1	$11
CDMA Networks	1	–	–	1
GSM and UMTS Networks	3	–	–	3
Enterprise Networks	3	7	–	10

Special charges for the three months ended March 31, 2005	$16	$8	$1	$25

6.	Income taxes

During the three months ended March 31, 2005, Nortel recorded a tax expense of $16 on a loss from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $22. Nortel recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax expense of $16 is primarily related to the drawdown of Nortel’s deferred tax assets and current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes, partially offset by the recognition of R&D related incentives.

During the three months ended March 31, 2004, Nortel recorded a tax benefit of $9 on earnings from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $64. Nortel recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax benefit of $9 resulted from the settlement of certain tax audits partially offset by the drawdown of Nortel’s deferred tax assets and current income tax provisions in certain taxable jurisdictions and various corporate minimum related income taxes.

As of March 31, 2005, Nortel’s deferred income tax assets, excluding discontinued operations, were $3,810. The most significant components of the gross deferred income tax assets are the tax benefit of loss carryforwards and investment tax credits and temporary differences related to certain liabilities (primarily provisions, pensions and other post retirement obligations). The majority of the carryforward amounts do not begin to expire until 2017.

The deferred income tax assets are net of a valuation allowance of $3,589. The valuation allowance of $3,589 was recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. The valuation allowance was determined based on an assessment of the positive and negative evidence of the recoverability of deferred tax assets, which included the carryforward periods attributable to the significant tax assets, Nortel’s history of generating taxable income in its material jurisdictions, and Nortel’s cumulative loss position. Primarily as a result of the losses realized in 2001 and 2002, Nortel determined that it is more likely than not that a portion of its deferred income tax assets will not be realized. Accordingly, a valuation allowance has been recorded against a portion of the assets. However, due to the fact that the majority of the carryforward amounts do not expire in the near future, Nortel’s extended history of profitability in its material tax jurisdictions, exclusive of the 2001 and 2002 losses, and Nortel’s future projections of profitability, Nortel determined that it is more likely than not that the remaining portion of its deferred income tax assets recorded as of March 31, 2005 will be realized.

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

7.	Employee benefit plans

Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans.

Nortel has four kinds of capital accumulation and retirement programs: balanced capital accumulation and retirement programs (the “Balanced Program”) and investor capital accumulation and retirement programs (the “Investor Program”) available to substantially all of its North American employees; flexible benefits plan, which includes a group personal pension plan (the “Flexible Benefits Plan”), available to substantially all of its employees in the United Kingdom (“U.K.”); and traditional capital accumulation and retirement programs that include defined benefit pension plans (the “Traditional Program”) which are closed to new entrants in the U.K. and portions of which are closed to new entrants in the U.S. and Canada. Although these four kinds of programs represent Nortel’s major retirement programs and may be available to employees in combination and/or as options within a program, Nortel also has smaller pension plan arrangements in other countries.

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

The following details the net pension expense, all related to continuing operations, for the defined benefit plans for the three months ended:

	March 31,	March 31,
	2005	2004

Pension expense:
Service cost	$35	$30
Interest cost	116	104
Expected return on plan assets	(109)	(102)
Amortization of prior service cost	1	1
Amortization of net losses (gains)	23	19
Curtailment loss (gain)	1	–

Net pension expense	$67	$52

The following details the net cost components, all related to continuing operations, of post-retirement benefits other than pensions for the three months ended:

	March 31,	March 31,
	2005	2004

Post-retirement benefit cost:
Service cost	$2	$3
Interest cost	10	10
Expected return on plan assets	(1)	–
Amortization of prior service cost	(1)	(1)
Amortization of net losses (gains)	–	1

Net post-retirement benefit cost	$10	$13

During the three months ended March 31, 2005, contributions of $69 were made to the defined benefit plans and $7 to the post-retirement benefit plans. Nortel expects to contribute an additional $23 in 2005 to the defined benefit pension plans for a total contribution of $92, and an additional $22 in 2005 to the post-retirement benefit plans for a total contribution of $29.

8.	Divestitures and change in investments

Divestitures

Manufacturing operations

On June 29, 2004, Nortel announced an agreement with Flextronics International Ltd. (“Flextronics”), regarding the divestiture of substantially all of Nortel’s remaining manufacturing operations, including product integration, testing and repair operations carried out in Calgary and Montreal, Canada and Campinas, Brazil, as well as certain activities related to these locations, including the management of the supply chain, related suppliers and third-party logistics. In Europe, Flextronics has made an offer to purchase similar Nortel operations at Monkstown, Northern Ireland and Chateaudun, France, subject to the completion of the required information and consultation process.

Under the terms of the agreement and offer, Flextronics will also acquire Nortel’s global repair services, as well as certain design assets in Ottawa, Canada and Monkstown related to hardware and embedded software design, and related product verification for certain established optical products.

Nortel and Flextronics have entered into a four year supply agreement for manufacturing services (whereby Flextronics will manage approximately $2,500 of Nortel’s annual cost of revenues) and a three year supply agreement for design services. The portion of the transaction related to the optical design activities in Ottawa and Monkstown was completed on November 1, 2004. On February 8, 2005, Nortel announced the completion of the portion of the transaction related to the manufacturing activities in Montreal. Nortel previously reported that the portion of the transaction related to the manufacturing activities in Calgary was expected to close in the second quarter of 2005 and that the balance of the transaction was expected to close on separate dates occurring during the first half of 2005. Nortel and Flextronics are currently discussing the timing of the closing of the balance of the transaction in order to optimize the business transition between the companies. As a result of these discussions, it is now expected that the balance of the transaction, relating to the manufacturing operations in Chateaudun, Calgary and Monkstown, will close by the end of the first quarter of 2006. As a result, Nortel and Flextronics intend to enter into an amendment agreement to extend the term of the original agreement and offer to reflect this updated schedule. These transactions are subject to customary conditions and regulatory approvals.

The successful completion of the agreement and offer with Flextronics will result in the transfer of approximately 2,500 employees from Nortel to Flextronics. As of the first quarter of 2005, Nortel has transferred approximately 1,040 of its employees to Flextronics. Nortel expects to receive cash proceeds ranging from approximately $675 to $725, which will be allocated to each separate closing. Nortel previously announced that the estimated cash proceeds would be received substantially in 2005. Nortel and Flextronics are currently discussing the timing of the cash payments based on the expected change to the original schedule. Such payments will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. Nortel is expecting proceeds on the sale of this business to exceed the net book value of the assets transferred (including goodwill and foreign currency translation adjustments) and the direct and incremental costs of the transaction (including transition, potential severance, pension adjustments, information technology and real estate costs). The resulting net gain on sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.

As of March 31, 2005 Nortel has received net cash of approximately $85, transferred approximately $193 of inventory and equipment to Flextronics relating to the closing of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal and recorded deferred charges of approximately $108 and deferred income of approximately $250. As Flextronics has the ability to exercise rights to sell back to Nortel certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective closing date, Nortel has retained these assets on its balance sheet to the extent they have not been consumed as part of ongoing operations as at March 31, 2005. Nortel does not expect that such rights will be exercised with respect to any material amount of inventory and/or equipment.

Change in investments

On February 3, 2004, Nortel sold approximately 7 million common shares of Entrust Inc. (“Entrust”) for cash consideration of $33, and recorded a gain of $18 in other income (expense) — net. As a result of this transaction, Nortel no longer holds any equity interest in Entrust.

During March 2004, Nortel sold 1.8 million shares of Arris Group, Inc. (“Arris Group”) for cash consideration of $17, which resulted in a gain of $13, which was recorded in other income (expense) — net. Following this transaction, Nortel owned 3.2 million Arris Group common shares or 4.2 percent of Arris Group outstanding common shares.

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

On January 23, 2005, Nortel signed a non-binding Memorandum of Understanding with LG Electronics, Inc. to establish a joint venture for providing high quality, leading edge telecommunications equipment and networking solutions to Korea and other markets globally. The proposed joint venture is subject to negotiation of final terms and execution of a definitive agreement. Nortel expects to complete this transaction in the second half of 2005. In the proposed joint venture, Nortel anticipates that it will have an ownership interest of 50% plus one share.

9.	Long-term debt, credit and support facilities

As a result of the delay in the filing of Nortel’s and Nortel Networks Limited’s (“NNL”) 2003 Annual Reports on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Reports”), 2004 Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004 (the “2004 Quarterly Reports”) and 2004 Annual Reports on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Reports”, and together with the 2003 Annual Reports and the 2004 Quarterly Reports, the “Reports”), Nortel and NNL were not in compliance with their obligations to deliver their respective SEC filings to the trustees under Nortel’s and NNL’s public debt indentures as of March 31, 2005. Approximately $1,800 of notes of NNL (or its subsidiaries) and $1,800 of convertible debt securities of Nortel were outstanding under such indentures as of March 31, 2005.

These delays did not result in the automatic event of default and acceleration of the long-term debt of Nortel or NNL and such default and acceleration could not have occurred unless notice of such non-compliance from holders of not less than 25% of the outstanding principal amount of any relevant series of debt securities were provided to Nortel or NNL, as applicable, and Nortel or NNL, as applicable, failed to deliver the relevant report within 90 days after such notice was provided, all in accordance with the terms of the indentures. While such notice could have been given at any time after March 30, 2004 as a result of the delayed filing of the Reports, neither Nortel nor NNL received a notice as of March 31, 2005. See note 18 for additional information relating to the delayed filings.

Approximately $1,275 of the 6.125% Notes are due in February 2006, and have been reclassified from long-term debt to current liabilities. Nortel expects to have sufficient cash to meet this future obligation.

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

On February 14, 2003, NNL’s obligations under the EDC Support Facility became secured on an equal and ratable basis under the security agreements entered into by NNL and various of its subsidiaries that pledged substantially all of the assets of NNL in favor of the banks under the NNL and Nortel Networks Inc. (“NNI”) $750 April 2000 five year credit facilities (the “Five Year Facilities”) and the holders of Nortel’s public debt securities. This security became effective in favor of the banks and the public debt holders on April 4, 2002. For additional information relating to the security agreements, see note 20.

The EDC Support Facility provides up to $750 in support, all on an uncommitted basis as of March 31, 2005. As of March 31, 2005, there was approximately $213 of outstanding support utilized under the EDC Support Facility, approximately $145 of which was outstanding under the revolving small bond sub-facility.

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

On January 14, 2005 and February 15, 2005, NNL obtained waivers from EDC of certain defaults and the Related Breaches by NNL under the EDC Support Facility relating to the delayed filings of Nortel’s and NNL’s financial reports. Both of these waivers expired and on March 15, 2005, NNL obtained a new waiver from EDC (the “March Waiver”).

The March Waiver remained in effect until the earliest of certain events including the date on which Nortel and NNL filed their respective Quarterly Reports on Form 10-Q for the third quarter of 2004 and the 2004 Annual Reports, or April 30, 2005. As previously announced, Nortel and NNL have filed the 2004 Quarterly Reports and the 2004 Annual Reports. See note 18 for additional information relating to the delayed filings.

10.	Guarantees

Nortel has entered into agreements that contain features which meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 defines a guarantee as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel’s outstanding guarantees as of March 31, 2005 is provided below:

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

In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of March 31, 2005 is $9. A liability of $8 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of March 31, 2005.

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

The nature of the intellectual property indemnification obligations generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel has not made any significant indemnification payments under such agreements. A liability of $6 has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees as of March 31, 2005.

(c)	Lease agreements

Nortel has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $46 as of March 31, 2005. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d)	Third party debt agreements

Nortel has guaranteed the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. These third party debt agreements have expiration dates extending to May 2012. The maximum amount that Nortel may be required to pay under these types of debt agreements is $7 as of March 31, 2005. Under most such arrangements, the Nortel guarantee is secured, usually by the assets being purchased or financed. No liability has been accrued in the consolidated financial statements with respect to the obligations associated with these financial guarantees as of March 31, 2005.

(e)	Indemnification of banks and agents under EDC Support Facility and security agreements

Nortel has agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Nortel has also agreed to indemnify the collateral agent under the security agreements against any legal action brought against the collateral agent in connection with the collateral pledged under the security agreements. These indemnifications generally apply to issues that arise during the term of the credit and support facilities, or for as long as the security agreements remain in effect (see notes 9 and 18).

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

Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of March 31, 2005, Nortel had approximately $205 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2006, or collection of the receivable amounts by the counterparty.

Nortel is generally unable to estimate the maximum potential liability for these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

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

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheet as of March 31, 2005:

Balance as of December 31, 2004	$275
Payments	(56)
Warranties issued	42
Revisions	(3)

Balance as of March 31, 2005	$258

11.	Commitments

Bid, performance related and other bonds

Nortel has entered into bid, performance related and other bonds associated with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Other bonds primarily relate to warranty, rental, real estate and customs contracts. Performance related and other bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments which might become due under these bonds would be related to Nortel’s non-performance under the applicable contract. Historically, Nortel has not had to make material payments under these types of bonds and does not anticipate that any material payments will be required in the future. The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of the following dates:

	March 31,	December 31,
	2005	2004

Bid and performance related bonds (a)	$265	$362
Other bonds (b)	44	68

Total bid, performance related and other bonds	$309	$430

(a)	Net of restricted cash and cash equivalent amounts of $38 and $36 as of March 31, 2005 and December 31, 2004, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $35 and $28 as of March 31, 2005 and December 31, 2004, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $15 as of March 31, 2005. These commitments expire at various dates through 2012.

12.	Financing arrangements

Customer financing

Pursuant to certain financing agreements, Nortel is committed to provide future financing in connection with purchases of Nortel’s products and services. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Nortel attempts to limit its financing credit risk by utilizing an internal credit committee that monitors the credit exposure of Nortel. The following table sets forth customer financing related information and commitments, excluding discontinued operations, as of the following dates:

	March 31,	December 31,
	2005	2004

Drawn and outstanding — gross	$56	$118
Provisions for doubtful accounts	(39)	(38)

Drawn and outstanding — net (a)	17	80
Undrawn commitments	64	69

Total customer financing	$81	$149

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.

During the three months ended March 31, 2005 and 2004, net customer financing bad debt expense as a result of settlements and adjustments to other existing provisions was not significant.
During the three months ended March 31, 2005 and 2004, Nortel entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, Nortel received cash consideration of approximately $110 ($36 of the proceeds was included in discontinued operations) and $15 to settle outstanding receivables with a net carrying value of $100 ($33 of the net carrying value was included in discontinued operations) and $14, respectively.

During the three months ended March 31, 2005 and 2004, Nortel reduced undrawn customer financing commitments by $5 and $114, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of March 31, 2005, all undrawn commitments were available for funding under the terms of the financing agreements.

Consolidation of variable interest entities

Certain lease financing transactions of Nortel were structured through single transaction VIEs that did not have sufficient equity at risk as defined in FIN 46R. Effective July 1, 2003, Nortel prospectively began consolidating two VIEs for which Nortel was considered the primary beneficiary following the guidance of FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51, ‘Consolidated Financial Statements’” (“FIN 46”), on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs’ debt, which represented the majority of the risks associated with the respective VIEs’ activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During the three months ended March 31, 2004, the debt related to one of the VIEs was extinguished, and as a result, consolidation of this VIE was no longer required. As of March 31, 2005, Nortel’s consolidated balance sheet included $94 of long-term debt and $93 of plant and equipment — net related to the remaining VIE. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.

As of March 31, 2005, Nortel did not have any variable interests related to transfers of financial assets. Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of March 31, 2005, none of these interests or arrangements were considered significant variable interests and, therefore, did not meet the requirements for consolidation or disclosure under FIN 46R.

13.	Capital stock and stock-based compensation plans

Common shares

Nortel Networks Corporation is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares and prepaid forward purchase contracts included in shareholders’ equity consisted of the following as of the following date:

	March 31, 2005
	Number	$

(Number of common shares in thousands)

Common shares:
Balance at beginning of the period	4,272,671	$33,840
Shares issued pursuant to:
Prepaid forward purchase contracts (a)	–	–

Balance at end of the period	4,272,671	$33,840

(Number of prepaid forward purchase contracts)

Prepaid forward purchase contracts: (b) Balance at beginning of the period	3,840	$82

Prepaid forward purchase contracts settled (a)	–	–

Balance at end of the period	3,840	$82

(a)	During the three months ended March 31, 2005, no common shares were issued as a result of the early settlement of prepaid forward purchase contracts.
(b)	Included in additional paid-in capital in the consolidated balance sheets.

At the Nortel annual and special shareholders’ meeting on April 24, 2003, shareholders approved the reconfirmation and amendment of Nortel’s shareholder rights plan, which will expire at the annual meeting of shareholders to be held in 2006 unless it is reconfirmed at that time. Under the rights plan, Nortel issues one right for each Nortel Networks Corporation common share outstanding. These rights become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid.

Stock-based compensation plans

On March 10, 2004, Nortel announced, among other things, that it was likely that Nortel would need to revise certain previously announced results and restate previously filed financial results for one or more earlier periods. As a result of Nortel’s March 10, 2004 announcement, Nortel suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries, and a stock purchase plan for eligible unionized employees in Canada (collectively, the “ESPPs”); the exercise of outstanding options granted under the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”); Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (the “1986 Plan”), and the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by Nortel in connection with mergers and acquisitions; and the purchase of units in a Nortel stock fund or purchase of Nortel Networks Corporation common shares under Nortel’s defined contribution and investment plans, until such time, at the earliest, that Nortel and NNL are in compliance with U.S. and Canadian regulatory securities filing requirements.

Effective January 1, 2003, Nortel elected to adopt the fair value based method for measurement and recognition of all stock-based compensation prospectively for all awards granted, modified, or settled on or after January 1, 2003 in accordance with SFAS 148. Prior to January 1, 2003, Nortel, as permitted under SFAS 123, applied the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock-based compensation plans.

The fair value at grant date of stock options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period. Adjustments to compensation expense due to not meeting employment vesting requirements are accounted for in the period when they occur.

Pro forma disclosure

Had Nortel applied the fair value method to all stock-based compensation awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for the three months ended:

	March 31,	March 31,
	2005	2004

Net earnings (loss) — reported	$(49)	$59
Stock-based compensation — reported	18	59
Stock-based compensation — pro forma (a)	(25)	(106)

Net earnings (loss) — pro forma	$(56)	$12

Basic earnings (loss) per common share:
Reported	$(0.01)	$0.01
Pro forma	$(0.01)	$0.00

Diluted earnings (loss) per common share:
Reported	$(0.01)	$0.01
Pro forma	$(0.01)	$0.00

(a)	Stock-based compensation — pro forma expense was net of tax of nil in each period.

     The following table presents stock-based compensation recorded for the three months ended:

	March 31,	March 31,
	2005	2004

Stock-based compensation:
Stock option expense	$19	$15
Employer portion of ESPPs (a)	–	–
Restricted Stock Units expense (a)	–	41
Deferred Stock Units expense (a)	(1)	3

Total stock-based compensation reported — net of tax	$18	$59

(a)	Compensation related to employer portion of ESPPs, Restricted Stock Units (“RSUs”) and Deferred Stock Units (“DSUs”) was net of tax of nil in each period.

During the three months ended March 31, 2004, approximately 38 million stock options were granted. No stock options were granted during the three months ended March 31, 2005. The following weighted-average assumptions were used in computing the fair value of stock options for purposes of expense recognition and pro forma disclosures, as applicable, for the three months ended:

March 31,
2004

Black-Scholes weighted-average assumptions Expected dividend yield	0.00%
Expected volatility	94.47%
Risk-free interest rate	2.96%
Expected option life in years	4

Weighted-average stock option fair value per option granted	$5.21

14.	Earnings (loss) per common share
The following table details the weighted-average number of Nortel Networks Corporation common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the three months ended:

	March 31,	March 31,
(Number of common shares in millions)	2005(a)	2004

Basic weighted-average shares outstanding:
Issued and outstanding	4,273	4,236
Prepaid forward purchase contracts (b)	65	99

Basic weighted-average shares outstanding	4,338	4,335

Weighted-average shares dilution adjustments:
Dilutive stock options	–	44

Diluted weighted-average shares outstanding	4,338	4,379

Weighted-average shares dilution adjustments — exclusions
Stock options	293	269
4.25% Convertible Senior Notes (c)	180	180

(a)	As a result of the net loss from continuing operations for the three months ended March 31, 2005, all potential dilutive securities were considered anti-dilutive.
(b)	The minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted-average basis was 65 and 99 for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and 2004, the minimum number of Nortel Networks Corporation common shares to be issued upon settlement of the prepaid forward purchase contracts was 65 and 65, respectively.
(c)	The 4.25% Convertible Senior Notes were anti-dilutive for the three months ended March 31, 2005.

15.	Comprehensive income (loss)

The following are the components of comprehensive income (loss), net of tax, for each of the three months ended:

	March 31,	March 31,
	2005	2004

Net earnings (loss)	$(49)	$59
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment (a)	(259)	(4)
Unrealized gain (loss) on investments — net (b)	(7)	(19)
Minimum pension liability adjustment — net	2	1
Unrealized derivative gain (loss) on cash flow hedges — net (c)	(8)	(6)

Comprehensive income (loss)	$(321)	$31

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries. The change in foreign currency translation adjustment includes $187 released due to a divestiture in the first quarter of 2005.
(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil and nil for the three months ended March 31, 2005 and 2004, respectively.
(c)	During the three months ended March 31, 2005 and 2004, net derivative gains of $8 and $3, respectively, were reclassified to other income (expense) — net. Nortel estimates that $9 of net derivative gains (losses) included in accumulated other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.

16.	Related party transactions

In the ordinary course of business, Nortel purchases certain inventory for its Carrier Packet Networks business from Bookham, Inc. (“Bookham”), a related party due to Nortel’s equity interest in Bookham. Bookham is a sole supplier of key optical components to Nortel’s optical networks solutions in its Carrier Packet Networks segment. During the three months ended March 31, 2005 and 2004, Nortel’s aggregate purchases from Bookham were $4 and $19, respectively. As of March 31, 2005 and December 31, 2004, accounts payable to Bookham were nil and $5, respectively. Nortel also has certain notes receivable due from Bookham with a carrying amount of $19 and $20 as of March 31, 2005 and December 31, 2004, respectively.

On December 2, 2004, Nortel and Bookham entered into a restructuring agreement which, among other changes, extended the maturity date of a senior secured note (the “Series B Note”) by one year from November 8, 2005 to November 8, 2006, and eliminated the conversion feature of a senior unsecured note (the “Series A Note”). Bookham also agreed to secure the Series A Note, provide additional collateral for the Series A Note and the Series B Note, and provide Nortel with other debt protection covenants.

In February 2005, Nortel agreed to waive until November 6, 2006 the requirement under the Series A Note and Series B Note for Bookham to maintain a minimum cash balance. In May 2005, Nortel entered into an amendment to adjust the prepayment provisions of these notes and received additional collateral for these notes. In May 2005, Nortel entered into an amendment to its supply agreement with Bookham to include for a twelve month period price increases for certain products, and acceleration of certain planned purchase orders and invoice payment terms. These May 2005 amendments were agreed to by Nortel to provide Bookham with financial flexibility to continue the supply of optical components for Nortel’s Carrier Packet Networks products.

17.	Contingencies

Subsequent to the February 15, 2001 announcement in which Nortel provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the U.S. District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey and in courts in the provinces of Ontario, Quebec and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities. On May 11, 2001, the defendants filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, the defendants filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related U.S. class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the grounds that British Columbia is an inappropriate forum. The motion has been adjourned at the plaintiffs’ request to a future date to be set by the parties.

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

Subsequent to the March 10, 2004 announcement in which Nortel indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities. On June 30, 2004, the Court signed Orders consolidating the 27 class actions and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel Networks Corporation and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint. On January 18, 2005, the lead plaintiffs, Nortel and the Audit Committee Defendants reached an agreement in which Nortel would withdraw its motion to dismiss and plaintiffs would dismiss Count II of the complaint which asserts a claim against the Audit Committee Defendants. On May 13, 2005, the plaintiffs filed a motion for class certification.

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

On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain directors and officers, and certain former directors and officers, of Nortel alleging, among other things, breach of fiduciary duties owed to Nortel during the period from 2000 to 2003 including by causing Nortel to engage in unlawful conduct or failing to prevent such conduct; causing Nortel to issue false statements; and violating the law. On February 14, 2005, the defendants filed motions to dismiss the derivative complaint. On April 29, 2005, the plaintiffs filed an opposition to the motions to dismiss.

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

Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of March 31, 2005, the accruals on the consolidated balance sheet for environmental matters were $30. Based on information available as of March 31, 2005, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

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

Other

In August 2004, Nortel entered into a contract with Bharat Sanchar Nigram Limited (“BSNL”) to establish a wireless network in India for total expected revenues of approximately $500 to be recognized substantially in 2005. This resulted in a project loss of approximately $160 in 2004. Nortel expects to record an additional loss of approximately $20 substantially in the second quarter of 2005 as a result of additional orders received in that period. The losses on this contract are primarily driven by the pricing pressures as a result of the competitive nature of India’s telecom market and also Nortel’s start up costs to become a significant GSM vendor in this market.

In addition to the orders under the existing contract, BSNL may increase the amounts purchased under the contract up to an additional 50% of the existing contract level to allow for business expansion. Nortel expects that there is the potential for further product losses, which will be determined by the product mix and magnitude of additional orders.

18.	Subsequent events

EDC Support Facility

On April 14, 2005, Nortel and NNL announced that the filing of Nortel’s and NNL’s Quarterly Reports on Form 10-Q for the first quarter of 2005 (the “2005 First Quarter Reports”) were expected to be delayed and that, if necessary, NNL intended to seek a new waiver from EDC in connection with such delay.

On April 29, 2005, NNL obtained a new waiver from EDC (the “April Waiver”) of certain defaults and related breaches by NNL under the EDC Support Facility. The April Waiver remains in effect until the earliest of certain events including the date on which Nortel and NNL have filed the 2004 Annual Reports and the 2005 First Quarter Reports, or May 31, 2005.

On May 31, 2005, NNL obtained a permanent waiver from EDC (the “Permanent Waiver”) of certain defaults and the Related Breaches by NNL under the EDC Support Facility. With the filing of the 2005 First Quarter Reports and the Permanent Waiver, NNL will be in compliance with its obligations under the EDC Support Facility.

As of May 16, 2005, there was approximately $228 of outstanding support utilized under the EDC Support Facility, approximately $160 of which was outstanding under the small bond sub-facility.

Debt securities

As a result of the delay in filing the Reports and the 2005 First Quarter Reports, Nortel and NNL were not in compliance with their obligations to deliver their respective SEC filings to relevant parties under Nortel’s and NNL’s public debt indentures. With the filing of the 2005 First Quarter Reports with the SEC and the delivery of the 2005 First Quarter Reports to the trustees under Nortel’s and NNL’s public debt indentures, Nortel and NNL will be in compliance with their delivery obligations under the public debt indentures.

Stock exchanges

As a result of the delay in filing the Reports and the 2005 First Quarter Reports, Nortel was in breach of the continued listing requirements of the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”). With the filing and delivery of the 2005 First Quarter Reports, Nortel will be in compliance with the continued listing requirements of the NYSE and TSX.

Prepaid forward purchase contracts

As a result of the delayed filing of the Reports and the 2005 First Quarter Reports, Nortel is unable to permit holders of Nortel’s prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights would again become exercisable upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the Nortel Networks Corporation common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract and Unit Agreement which governs the purchase contracts, Nortel has agreed to use commercially reasonable efforts to have, in effect, a registration statement covering the Nortel Networks Corporation common shares to be delivered and to provide a prospectus in connection therewith. Nortel does not believe that it will be able, through the use of commercially reasonable efforts, to have an effective long-form registration statement relating to the exercise of certain “early settlement” rights by holders of Nortel’s prepaid forward purchase contracts on file with the SEC in advance of August 15, 2005. Accordingly, holders continue not to be able to exercise these rights in advance of the otherwise applicable settlement date of August 15, 2005.

Other

On April 26, 2005, Nortel announced that NNI, a wholly owned subsidiary of NNL, had entered into an agreement with PEC Solutions, Inc. (“PEC”) providing for the acquisition of all of the outstanding shares of PEC for $15.50 per share in cash, or approximately $448 (net of cash acquired), plus transaction costs and expenses. The acquisition is subject to certain conditions, including the successful completion of a tender offer and regulatory approvals. Nortel currently expects to complete the acquisition during the second quarter of 2005.

On May 20, 2005, Nortel announced the signing of an agreement with International Business Machines (“IBM”), designed to support customized products across a range of market segments. Nortel will establish a Nortel-IBM Joint Development Center to collaborate on the design and development of new products and services.

19.	Reconciliation from U.S. GAAP to Canadian GAAP

New Canadian regulations allow issuers that are required to file reports with the SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. Accordingly, for fiscal 2005 and 2004, Nortel is including in the notes to its consolidated financial statements a reconciliation highlighting the material differences between its financial statements prepared in accordance with U.S. GAAP as compared to financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Subsequent to 2005, no further reconciliation will be required under current Canadian regulations. Prior to 2004, Nortel prepared financial statements (with accompanying notes) and Management’s Discussion and Analysis — Canadian Supplement in accordance with Canadian GAAP and Canadian securities regulations, all of which were presented as a separate report and filed with the relevant Canadian securities regulators in compliance with its Canadian continuous disclosure obligations.

The consolidated financial statements of Nortel have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that Nortel would have followed had its consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of the net earnings (loss) between U.S. GAAP and Canadian GAAP for the three months ended March 31, 2005 and 2004, and accumulated deficit as of March 31, 2005 and 2004 and earnings per share data under Canadian GAAP for the three months ended March 31, 2005 and 2004:

	March 31,	March 31,
	2005	2004

Net earnings (loss)
U.S. GAAP	$(49)	$59
Derivative accounting (b) ((i)(i))	(4)	22
Financial instruments (c)	(17)	(16)
Other	–	4

Canadian GAAP	$(70)	$69

Accumulated deficit
Deficit at the beginning of the period	$(32,203)	$(32,098)
Net earnings (loss)	(70)	69
Accretion of prepaid forward purchase contracts	(2)	(2)

Deficit at the end of the period	$(32,275)	$(32,031)

Canadian GAAP:
Basic earnings (loss) per common share
- from continuing operations	$(0.02)	$0.02
- from discontinued operations	0.00	0.00

Basic earnings (loss) per common share	$(0.02)	$0.02

Diluted earnings (loss) per common share
- from continuing operations	$(0.02)	$0.02
- from discontinued operations	0.00	0.00

Diluted earnings (loss) per common share	$(0.02)	$0.02

The following details the material differences between U.S. GAAP and Canadian GAAP for balance sheet information as of March 31, 2005 and December 31, 2004:

	March 31, 2005			December 31, 2004
	U.S.		Canadian	U.S.		Canadian
	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP

ASSETS
Current assets (g)	$8,280	$5	$8,285	$8,342	$5	$8,347
Investments (d)(g)	148	(10)	138	159	(16)	143
Plant and equipment — net	1,594	(4)	1,590	1,651	(2)	1,649
Goodwill (a)	2,260	(910)	1,350	2,303	(910)	1,393
Intangible assets — net (h)	75	(40)	35	78	(40)	38
Deferred income taxes — net (h)	3,706	(215)	3,491	3,736	(220)	3,516
Other assets (b)(h)	694	21	715	715	(19)	696

Total assets	$16,757	$(1,153)	$15,604	$16,984	$(1,202)	$15,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities (g)	$6,262	$6	$6,268	$5,172	$(41)	$5,131
Long-term debt (b)(c)	2,571	(260)	2,311	3,862	(287)	3,575
Deferred income taxes — net (h)	144	13	157	144	14	158
Other liabilities (b)(h)	3,466	(1,364)	2,102	3,189	(1,360)	1,829

Total liabilities	12,443	(1,605)	10,838	12,367	(1,674)	10,693

Minority interests in subsidiary companies	629	–	629	630	–	630
Total shareholders’ equity (b)(c)(d)(g)(h)	3,685	452	4,137	3,987	472	4,459

Total liabilities and shareholders’ equity	$16,757	$(1,153)	$15,604	$16,984	$(1,202)	$15,782

There were no material differences between U.S. GAAP and Canadian GAAP affecting statements of cash flows for the three months ended March 31, 2005 and 2004.

The significant differences between U.S. GAAP and Canadian GAAP that impact the consolidated financial statements of Nortel include the following:

(a)	Business combinations

All of Nortel’s business combinations have been accounted for using the purchase method. Until June 30, 2001, under Canadian GAAP, when common share consideration was involved, the purchase price of Nortel’s acquisitions was determined based on the average trading price per Nortel Networks Corporation common share for a reasonable period before and after the date the transaction was closed. Under U.S. GAAP, when common share consideration was involved, the purchase price of the acquisitions was determined based on the average price per Nortel Networks Corporation common share for a reasonable period before and after the date the acquisition was announced or the date on which the exchange ratio became fixed. After June 30, 2001, treatment under Canadian GAAP was the same as under U.S. GAAP for measurement of share consideration. As a result of the difference between Canadian GAAP and U.S. GAAP until June 30, 2001, the value of purchase price consideration assigned to acquisitions may have varied significantly depending on the length of time between the announcement date and the closing date of the transaction and the volatility of Nortel Networks Corporation common share price within that time frame.

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
Under U.S. GAAP, effective January 1, 2001, Nortel adopted SFAS 133, which was subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS No. 133”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Under Canadian GAAP, gains and losses on derivatives that are designated as hedges and that manage the underlying risks of anticipated transactions are not recorded until the underlying hedged item is recorded in net earnings (loss) and hedge ineffectiveness is not recorded until settlement. Under U.S. GAAP, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For fair value hedges, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are reported in net earnings (loss) from continuing operations immediately. For cash flow hedges, the effective portion of the gains or losses is reported as a component of other comprehensive income (loss) and the ineffective portion is reported in net earnings (loss) from continuing operations immediately. Foreign currency hedges can be either fair value hedges or cash flow hedges and are accounted for accordingly.

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
Under U.S. GAAP, certain investment securities deemed available-for-sale by Nortel are re-measured to fair value each period, with unrealized holding gains (losses) included in other comprehensive income (loss) until realized. Under Canadian GAAP, these investments are recorded at historical cost unless a loss that is considered other than temporary occurs.

(e)	Other financial statement presentation differences
Under Canadian GAAP, global investment tax credits are required to be deducted from R&D expense while under U.S. GAAP, these amounts are deducted from the income tax benefit (expense). The impact of this difference in the three months ended March 31, 2005 and 2004 of $9 and $11, respectively, was to increase or decrease net earnings (loss) from continuing operations before income taxes, non-controlling interests and equity in net loss of associated companies under Canadian GAAP, with a corresponding increase or decrease in income tax benefit (expense).

(f)	Other
Under U.S. GAAP, translation adjustments for self-sustaining subsidiaries are reported as a component of other comprehensive income (loss), whereas, under Canadian GAAP, these translation adjustments are classified as foreign currency translation adjustment, also a component of shareholders’ equity.

(g)	Joint ventures
Nortel has a number of joint ventures with other parties. Under U.S. GAAP, investments in joint ventures are accounted for under the equity method, whereas, under Canadian GAAP, the proportionate consolidation method is used. The difference in accounting does not impact net earnings (loss), but does impact certain other consolidated financial statement items.

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
Effective January 1, 2004, Nortel adopted CICA Accounting Guideline (“AcG”) 13, “Hedging Relationships” (“AcG-13”), which establishes specific criteria for derivatives to qualify for hedge accounting. Nortel had been previously applying these criteria under U.S. GAAP. Therefore, there was no impact on adoption of AcG-13.

Concurrent with the adoption of AcG-13, Nortel also adopted the CICA’s Emerging Issues Committee (“EIC”) 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments” (“EIC 128”), which requires that certain freestanding derivative instruments that give rise to a financial asset or liability, and do not qualify for hedge accounting under AcG-13, be recognized on the balance sheet and measured at fair value, with changes in fair value recognized in earnings (loss) in each period. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 for the three months ended March 31, 2004.

(ii)	Determining whether an arrangement contains a lease
In December 2004, the EIC issued abstract 150, “Determining Whether an Arrangement Contains a Lease” (“EIC 150”). EIC 150 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of CICA Handbook Section 3065, “Leases”. The guidance in EIC 150 is based on whether the arrangement conveys to the purchaser the right to use a tangible asset, and is effective for Nortel for arrangements entered into or modified after January 1, 2005. Equivalent guidance in U.S. GAAP has already been adopted by Nortel. The adoption of EIC 150 did not have any material impact on Nortel’s results of operations and financial condition.

(iii)	Financial Instruments — Presentation and Disclosure
In January 2004, the CICA issued amendments to CICA Handbook Section 3860, “Financial Instruments — Presentation and Disclosure” (“Section 3860”), to require obligations that must or can be settled at the issuer’s option, by a variable number of the issuer’s own equity instruments to be presented as liabilities. Thus, securities issued by an enterprise that give the issuer unrestricted rights to settle the principal amount in cash or in the equivalent value of its own equity instruments will no longer be presented as equity. The amendments to Section 3860 are applicable to Nortel beginning January 1, 2005 on a retroactive basis. The adoption of the amendments to Section 3860 did not have any material impact on Nortel’s results of operations and financial condition.

(j)	Recently issued accounting pronouncements

(i)	In January 2005, the EIC issued amended abstract 144, “Accounting by a customer (including a reseller) for certain consideration received from a vendor”. The amendment is effective retroactively for periods commencing on or after February 15, 2005. The amendment requires companies to recognize the benefit of non-discretionary rebates for achieving specified cumulative purchasing levels as a reduction of the cost of purchases over the relevant period, provided the rebate is probable and reasonably estimable. Otherwise, the rebates would be recognized as purchasing milestones are achieved. Nortel does not expect the adoption of the new amendment will have a material impact on its results of operations or financial condition.

(ii)	In January 2005, the CICA issued Section 3855, “Financial Instruments — Recognition and Measurement”, Section 1530, “Comprehensive Income”, and Section 3865, “Hedges”. The new standards will be effective for interim and annual financial statements commencing in 2007. Earlier adoption is permitted. Most significantly for Nortel under Canadian GAAP, the new standards will introduce comprehensive income to Canadian GAAP, a concept Nortel has been following under U.S. GAAP. Foreign exchange gains and losses on the translation of the financial statements of self-sustaining subsidiaries previously recorded in a separate section of shareholders’ equity will be presented in comprehensive income. Also, mark-to-market adjustments on available for sale investments will be recorded in comprehensive income. Derivative financial instruments will be recorded in the balance sheet at fair value and the changes in fair value of derivatives designated as cash flow hedges will be reported in comprehensive income.

20.	Supplemental consolidating financial information
As of March 31, 2005, and as a result of NNL’s credit ratings, various liens, pledges and guarantees were effective under security agreements entered into by NNL and various of its subsidiaries (see note 9).

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

As a result of NNL terminating the Five Year Facilities, certain foreign security agreements entered into by NNL and various of its subsidiaries under which shares of certain subsidiaries of NNL incorporated outside of the U.S. and Canada were pledged in favor of the banks under the Five Year Facilities, EDC and the holders of Nortel’s and NNL’s outstanding public debt securities also terminated in accordance with their terms. In addition, guarantees by certain subsidiaries of NNL incorporated outside of the U.S. and Canada terminated in accordance with their terms. As of March 31, 2005, the security agreements pledge substantially all of the assets of NNL located in the U.S. and Canada and those of most of its U.S. and Canadian subsidiaries, including the shares of certain of NNL’s U.S. and Canadian subsidiaries, in favor of EDC and the holders of Nortel’s and NNL’s outstanding public debt securities (see note 9). In addition, certain of NNL’s wholly owned subsidiaries, including NNI, most of NNL’s Canadian subsidiaries, Nortel Networks (Asia) Limited, Nortel Networks (Ireland) Limited and Nortel Networks U.K. Limited, have guaranteed NNL’s obligations under the EDC Support Facility and Nortel’s and NNL’s outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represented either wholly owned subsidiaries of NNL whose shares were pledged, or were the remaining subsidiaries of NNL which did not provide liens, pledges or guarantees.
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

The following supplemental consolidating financial data illustrates, in separate columns, the composition (as described below) of Nortel Networks Corporation, NNL, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total for the three months ended March 31, 2005 and 2004 and as of March 31, 2005 and December 31, 2004, respectively.

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

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2005:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$–	$514	$1,620	$1,026	$(624)	$2,536
Cost of revenues	–	390	965	748	(624)	1,479

Gross profit	–	124	655	278	–	1,057

Selling, general and administrative expense	–	138	318	118	–	574
Research and development expense	–	37	363	74	–	474
Amortization of intangibles	–	–	–	2	–	2
Special charges	–	5	9	7	–	21
(Gain) loss on sale of businesses and assets	–	–	2	(1)	–	1

Operating earnings (loss)	–	(56)	(37)	78	–	(15)

Other income (expense) — net	–	21	19	6	–	46
Interest expense
Long-term debt	(21)	(19)	(3)	(7)	–	(50)
Other	–	(2)	(12)	11	–	(3)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(21)	(56)	(33)	88	–	(22)
Income tax benefit (expense)	–	(2)	(12)	(2)	–	(16)

	(21)	(58)	(45)	86	–	(38)
Minority interests — net of tax	–	–	–	(5)	(9)	(14)
Equity in net earnings (loss) of associated companies — net of tax	(30)	49	100	15	(133)	1

Net earnings (loss) from continuing operations	(51)	(9)	55	96	(142)	(51)
Net earnings (loss) from discontinued operations — net of tax	2	2	1	–	(3)	2

Net earnings (loss)	$(49)	$(7)	$56	$96	$(145)	$(49)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$–	$898	$1,678	$902	$(1,034)	$2,444
Cost of revenues	–	487	1,188	750	(1,034)	1,391

Gross profit	–	411	490	152	–	1,053

Selling, general and administrative expense	–	104	330	108	–	542
Research and development expense	–	194	201	76	–	471
Amortization of intangibles	–	–	–	3	–	3
Special charges	–	3	–	4	–	7
(Gain) loss on sale of businesses and assets	–	–	–	–	–	–

Operating earnings (loss)	–	110	(41)	(39)	–	30

Other income (expense) — net	(1)	33	60	(6)	–	86
Interest expense
Long-term debt	(21)	(16)	(1)	(6)	–	(44)
Other	–	–	(20)	12	–	(8)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(22)	127	(2)	(39)	–	64
Income tax benefit (expense)	–	37	(25)	(3)	–	9

	(22)	164	(27)	(42)	–	73
Minority interests — net of tax	–	–	–	(5)	(9)	(14)
Equity in net earnings (loss) of associated companies — net of tax	80	(48)	(113)	2	78	(1)

Net earnings (loss) from continuing operations	58	116	(140)	(45)	69	58
Net earnings (loss) from discontinued operations — net of tax	1	1	1	–	(2)	1

Net earnings (loss)	$59	$117	$(139)	$(45)	$67	$59

Supplemental Consolidating Balance Sheets as of March 31, 2005:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$36	$(7)	$2,175	$1,227	$–	$3,431
Restricted cash and cash equivalents	–	45	27	9	–	81
Accounts receivable — net	–	702	1,308	770	–	2,780
Intercompany/related party accounts receivable	49	486	864	962	(2,361)	–
Inventories — net	–	215	669	432	–	1,316
Deferred income taxes — net	–	45	202	1	–	248
Other current assets	–	60	183	181	–	424

Total current assets	85	1,546	5,428	3,582	(2,361)	8,280

Investments	5,561	2,228	(6,992)	529	(1,178)	148
Intercompany advances	–	354	1,490	1,689	(3,533)	–
Plant and equipment — net	–	464	752	378	–	1,594
Goodwill	–	(9)	1,917	352	–	2,260
Intangible assets — net	–	36	2	37	–	75
Deferred income taxes — net	–	1,817	1,801	88	–	3,706
Other assets	22	43	291	338	–	694

Total assets	$5,668	$6,479	$4,689	$6,993	$(7,072)	$16,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$2	$512	$449	$20	$–	$983
Intercompany/related party accounts payable	174	(3,513)	3,584	2,116	(2,361)	–
Payroll and benefit-related liabilities	1	66	268	127	–	462
Contractual liabilities	–	126	195	185	–	506
Restructuring liabilities	–	17	111	24	–	152
Other accrued liabilities	6	418	1,736	709	–	2,869
Long-term debt due within one year	–	1,287	12	(9)	–	1,290

Total current liabilities	183	(1,087)	6,355	3,172	(2,361)	6,262

Long-term debt	1,800	235	118	418	–	2,571
Deferred income taxes — net	–	–	108	36	–	144
Other liabilities	–	1,275	1,961	230	–	3,466
Intercompany advances	–	–	297	3,236	(3,533)	–

Total liabilities	1,983	423	8,839	7,092	(5,894)	12,443

Minority interests in subsidiary companies	–	–	–	93	536	629

SHAREHOLDERS’ EQUITY
Preferred shares	–	536	237	48	(821)	–
Common shares	33,840	1,211	5,416	2,398	(9,025)	33,840
Additional paid-in capital	3,301	22,126	787	19,698	(42,611)	3,301
Deferred stock option compensation	–	–	–	(9)	9	–
Accumulated deficit	(32,632)	(17,008)	(11,146)	(22,510)	50,664	(32,632)
Accumulated other comprehensive income (loss)	(824)	(809)	556	183	70	(824)

Total shareholders’ equity	3,685	6,056	(4,150)	(192)	(1,714)	3,685

Total liabilities and shareholders’ equity	$5,668	$6,479	$4,689	$6,993	$(7,072)	$16,757

Supplemental Consolidating Balance Sheets as of December 31, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$74	$(2)	$2,414	$1,200	$–	$3,686
Restricted cash and cash equivalents	–	52	20	8	–	80
Accounts receivable — net	–	476	1,244	831	–	2,551
Intercompany/related party accounts receivable	49	541	1,135	1,067	(2,792)	–
Inventories — net	–	298	608	508	–	1,414
Deferred income taxes — net	–	45	211	(1)	–	255
Other current assets	–	33	166	157	–	356

Total current assets	123	1,443	5,798	3,770	(2,792)	8,342

Investments	5,845	2,222	(6,772)	508	(1,644)	159
Intercompany advances	–	346	1,102	1,687	(3,135)	–
Plant and equipment — net	–	480	771	400	–	1,651
Goodwill	–	–	1,946	357	–	2,303
Intangible assets — net	–	37	1	40	–	78
Deferred income taxes — net	–	1,824	1,814	98	–	3,736
Other assets	24	80	288	323	–	715

Total assets	$5,992	$6,432	$4,948	$7,183	$(7,571)	$16,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1	$486	$391	$118	$–	$996
Intercompany/related party accounts payable	178	(3,561)	3,626	2,549	(2,792)	–
Payroll and benefit-related liabilities	1	68	306	140	–	515
Contractual liabilities	–	175	218	176	–	569
Restructuring liabilities	–	32	184	38	–	254
Other accrued liabilities	25	380	1,642	776	–	2,823
Long-term debt due within one year	–	13	12	(10)	–	15

Total current liabilities	205	(2,407)	6,379	3,787	(2,792)	5,172

Long-term debt	1,800	1,520	120	422	–	3,862
Deferred income taxes — net	–	–	108	36	–	144
Other liabilities	–	995	1,928	266	–	3,189
Intercompany advances	–	–	297	2,838	(3,135)	–

Total liabilities	2,005	108	8,832	7,349	(5,927)	12,367

Minority interests in subsidiary companies	–	–	–	94	536	630

SHAREHOLDERS’ EQUITY
Preferred shares	–	536	237	47	(820)	–
Common shares	33,840	1,211	5,417	2,394	(9,022)	33,840
Additional paid-in capital	3,282	22,107	775	19,694	(42,576)	3,282
Deferred stock option compensation	–	–	–	(9)	9	–
Accumulated deficit	(32,583)	(16,992)	(10,931)	(22,648)	50,571	(32,583)
Accumulated other comprehensive income (loss)	(552)	(538)	618	262	(342)	(552)

Total shareholders’ equity	3,987	6,324	(3,884)	(260)	(2,180)	3,987

Total liabilities and shareholders’ equity	$5,992	$6,432	$4,948	$7,183	$(7,571)	$16,984

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2005:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(51)	$(9)	$55	$96	$(142)	$(51)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	–	12	46	24	–	82
Equity in net (earnings) loss of associated companies — net of tax	30	(49)	(100)	(15)	133	(1)
Stock option compensation	–	4	11	4	–	19
Deferred income taxes	–	–	11	(3)	–	8
Other liabilities	–	25	50	3	–	78
(Gain) loss on sale or write-down of investments, businesses and assets	–	–	6	–	–	6
Other — net	(242)	(156)	77	207	9	(105)
Change in operating assets and liabilities	(18)	(34)	(157)	(89)	–	(298)
Intercompany/related party activity	243	129	(211)	(161)	–	–

Net cash from (used in) operating activities of continuing operations	(38)	(78)	(212)	66	–	(262)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	–	(9)	(30)	(15)	–	(54)
Acquisitions of investments and businesses — net of cash acquired	–	–	(2)	–	–	(2)
Proceeds on sale of investments and businesses	–	76	7	–	–	83

Net cash from (used in) investing activities of continuing operations	–	67	(25)	(15)	–	27

Cash flows from (used in) financing activities
Dividends on preferred shares	–	(9)	–	–	9	–
Dividends paid by subsidiaries to minority interests	–	–	–	(5)	(9)	(14)
Increase in notes payable	–	–	–	20	–	20
Decrease in notes payable	–	–	–	(26)	–	(26)
Repayments of long-term debt	–	–	–	–	–	–
Repayments of capital leases payable	–	2	(2)	(1)	–	(1)
Issuance of common shares	–	–	–	–	–	–

Net cash from (used in) financing activities of continuing operations	–	(7)	(2)	(12)	–	(21)

Effect of foreign exchange rate changes on cash and cash equivalents	–	–	(23)	(12)	–	(35)

Net cash from (used in) continuing operations	(38)	(18)	(262)	27	–	(291)
Net cash from (used in) operating activities of discontinued operations	–	13	23	–	–	36

Net increase (decrease) in cash and cash equivalents	(38)	(5)	(239)	27	–	(255)
Cash and cash equivalents at beginning of period	74	(2)	2,414	1,200	–	3,686

Cash and cash equivalents at end of period	$36	$(7)	$2,175	$1,227	$–	$3,431

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$58	$116	$(140)	$(45)	$69	$58
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	–	10	44	36	–	90
Equity in net (earnings) loss of associated companies — net of tax	(80)	48	113	(2)	(78)	1
Stock option compensation	–	2	11	2	–	15
Deferred income taxes	–	(1)	(1)	(2)	–	(4)
Other liabilities	–	20	30	10	–	60
(Gain) loss on sale or write-down of investments, businesses and assets	–	–	(35)	2	–	(33)
Other — net	(18)	(16)	(5)	57	9	27
Change in operating assets and liabilities	(17)	(239)	(242)	(56)	–	(554)
Intercompany/related party activity	25	100	16	(141)	–	–

Net cash from (used in) operating activities of continuing operations	(32)	40	(209)	(139)	–	(340)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	–	(8)	(31)	(4)	–	(43)
Proceeds on disposals of plant and equipment	–	4	1	–	–	5
Acquisitions of investments and businesses — net of cash acquired	–	–	(3)	–	–	(3)
Proceeds on sale of investments and businesses	–	–	55	–	–	55

Net cash from (used in) investing activities of continuing operations	–	(4)	22	(4)	–	14

Cash flows from (used in) financing activities
Dividends on preferred shares	–	(9)	–	–	9	–
Dividends paid by subsidiaries to minority interests	–	–	–	–	(9)	(9)
Increase in notes payable	–	–	–	10	–	10
Decrease in notes payable	–	–	–	(13)	–	(13)
Repayments of long-term debt	–	–	(85)	(12)	–	(97)
Repayments of capital leases payable	–	–	(3)	–	–	(3)
Issuance of common shares	30	–	–	–	–	30

Net cash from (used in) financing activities of continuing operations	30	(9)	(88)	(15)	–	(82)

Effect of foreign exchange rate changes on cash and cash equivalents	–	–	12	1	–	13

Net cash from (used in) continuing operations	(2)	27	(263)	(157)	–	(395)
Net cash from (used in) operating activities of discontinued operations	1	4	(7)	(1)	–	(3)

Net increase (decrease) in cash and cash equivalents	(1)	31	(270)	(158)	–	(398)
Cash and cash equivalents at beginning of period	68	(8)	2,963	974	–	3,997

Cash and cash equivalents at end of period	$67	$23	$2,693	$816	$–	$3,599

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table of Contents

Business overview	49

Our business	49
Our segments	49
Our strategy and outlook	50
Strategy	50
Financial targets	51
2005 Outlook	51
Evolution of our supply chain strategy	52

Developments in 2005	53

First quarter 2005 consolidated results summary	53
Significant business developments	54
Acquisitions	54
Joint ventures	54
Optical components operations	54
Bharat Sanchar Nigram Limited contract	54
Nortel Audit Committee Independent Review; restatements; related matters	55
Restatements and Independent Review	55
Revenue Independent Review	55
Material weaknesses in internal control over financial reporting	56
EDC Support Facility	56
Debt securities	57
Shelf registration statement; forward purchase contracts	57
Regulatory actions and pending litigation	57
Stock-based compensation plans	58

Results of operations — continuing operations	58

Consolidated information	58
Revenues	58
Geographic revenues	58
Gross profit and gross margin	60
Operating expenses	61
Selling, general and administrative expense	61
Research and development expense	61
Special charges	62
Other income (expense) — net	65
Interest expense	65
Income tax benefit (expense)	65
Net earnings (loss) from continuing operations	66
Segment information	66
Carrier Packet Networks	67
CDMA Networks	68
GSM and UMTS Networks	69
Enterprise Networks	70
Other	71

Liquidity and capital resources	72

Cash flows	72
Operating activities	72
Investing activities	75
Financing activities	75
Uses of liquidity	76

Contractual cash obligations	76
Customer financing	77
Acquisitions	77
Sources of liquidity	77
Credit facilities	78
Available support facility	78
Shelf registration statement and base shelf prospectus	79
Credit ratings	79

Off-balance sheet arrangements	79

Bid, performance related and other bonds	79
Receivables securitization transactions	80

Application of critical accounting policies and estimates	80

Provisions for doubtful accounts	81
Provisions for inventory	81
Provisions for product warranties	82
Tax asset valuation	83
Goodwill valuation	83
Special charges	84

Accounting changes and recent accounting pronouncements	84

Accounting changes	84
Recent accounting pronouncements	84

Canadian supplement	85

Accounting changes	85
Outstanding share data	86

Market risk	86

Equity price risk	87

Environmental matters	87

Legal proceedings	87

Risk factors/forward looking statements	87

Risks relating to our restatements and related matters	88
Risks relating to our business	94

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

The common shares of Nortel Networks Corporation are publicly traded on the New York Stock Exchange, or NYSE, and Toronto Stock Exchange, or TSX, under the symbol “NT”. Nortel Networks Limited, or NNL, is our principal direct operating subsidiary and its results are consolidated into our results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in minority interests in subsidiary companies in the unaudited consolidated balance sheets and dividends and the related taxes on preferred shares are reported in minority interests — net of tax in the unaudited consolidated statements of operations.

Our segments

During 2004, our operations were organized and represented by four operating segments which were also our reportable segments: Wireless Networks, Enterprise Networks, Wireline Networks, and Optical Networks. Effective October 1, 2004, we established a new streamlined organizational structure that included, among other things, combining the businesses represented by our four operating segments at that time into two business organizations: (i) Carrier Networks and Global Operations and (ii) Enterprise Networks.

Our two business organizations include four operating segments. Our Carrier Networks and Global Operations organization is comprised of the following operating segments: (a) Carrier Packet Networks, which is substantially an amalgamation of our previous Wireline Networks and Optical Networks operating segments; (b) Code Division Multiple Access, or CDMA, Networks, which previously represented a portion of our Wireless Networks operating segment; and (c) Global System for Mobile communications, or GSM, and Universal Mobile Telecommunications Systems, or UMTS, Networks which also previously represented a portion of our Wireless Networks operating segment. Our Enterprise Networks operating segment remains substantially unchanged and is a separate operating segment.

Although certain structural changes were made to reflect the reorganization effective October 1, 2004, we did not meet the criteria to change our reportable segments under Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information”, or SFAS 131, for the 2004 fiscal year. Our operating results on a segmented basis for the new business organizations were not available for review by our chief operating decision maker during the 2004 fiscal year, as a significant amount of our finance resources were allocated to the restatement activity that was completed during January 2005. Commencing in the first quarter of 2005, we met the criteria under SFAS 131 to change our reportable segments to reflect the four operating segments of the two business organizations established effective October 1, 2004. These four reportable segments and other business activities are described below:

•	Carrier Packet Networks provides: (i) circuit and packet voice solutions, (ii) data networking and security solutions and (iii) optical long-haul and metropolitan optical network solutions. Together, these solutions provide or transport data, voice and multimedia communications solutions to our service provider customers that operate wireline networks. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers.
•	CDMA Networks provides communication network solutions that incorporate CDMA and Time Division Multiple Access, or TDMA, network solutions to enable our wireless service provider customers to offer their customers, the subscribers for wireless communication services, the ability to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices.
•	GSM and UMTS Networks also provides communication network solutions to our wireless service provider customers; however, these solutions incorporate GSM and UMTS network solutions.
•	Enterprise Networks provides: (i) circuit and packet voice solutions and (ii) data networking and security solutions which provide data, voice and multimedia communications solutions to our enterprise customers. Our Enterprise Networks customers consist of a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.
•	“Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed separately as reportable segments. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to our corporate compliance and other non-operational activities and are included in “other”.

Our vice chairman and chief executive officer, or CEO, has been identified as our chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The CEO relies on the information derived directly from our management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes, or Management EBT. This measure includes the cost of revenues, selling, general and administrative, or SG&A, expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. See “Segment information — General description” in note 4 of the accompanying unaudited consolidated financial statements.

Our strategy and outlook

Strategy

We are driving our business forward on a platform of integrity with a focus on cash, costs and revenues as strategic goals. We remain committed to our business strategy of technology and solutions evolution in helping our customers transform their networks and implement new applications and services to drive improved productivity, reduced costs and revenue growth.

The principal components of our strategic plan, first announced in August 2004, are:

•	a commitment to best corporate practices and ethical conduct;
•	a streamlined organizational structure to reflect alignment with carrier converged networks;
•	an increased focus on the enterprise market and customers;
•	optimized R&D programs for highly secure, available and reliable converged networks;
•	a focus on partnerships, new markets and acquisitions;

•	a focus on overall marketing strategy;
•	the strategic review of embedded services to assess opportunities in the professional services business; and
•	a distinct focus on government and defense customers.

Our strategic plan also includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending, or the 2004 Restructuring Plan. Our workforce actions are focused to disproportionately protect customer and sales facing roles as well as continue our focus on new innovative solutions. We anticipate cost savings of approximately $500 in 2005 related to this work plan, partially offset by planned investments in certain strategic areas such as the finance organization. For further information related to our work plan, see “Results of operations — continuing operations — Operating expenses — Special charges”.

Other key strategic initiatives include our finance transformation project which will include, among other things, implementing a new information technology program (SAP) to provide an integrated global financial system; our supply chain evolution strategy with Flextronics International Ltd., or Flextronics; planned new joint ventures in Asia Pacific; and improvements in the effectiveness of our strategic alliances.

Financial targets

Our financial targets focus on cash, costs and revenue. We expect to achieve targeted improvements in cash flow from operations by driving improved earnings performance and working capital management. We measure working capital performance through the use of various metrics, and in particular, we are focused on improvements in accounts receivable performance and levels of inventory (see “Liquidity and capital resources — Cash flows”).

We have also set targets for cost reductions that include reducing our operating expenditures, which is our combined SG&A and R&D spending, as a percentage of revenue. We are also focused on maximizing cost effectiveness as we continue to experience pricing pressures for many of our products. We have implemented a variety of programs to drive lower costs including our work plan involving focused workforce reductions. Our model of outsourced manufacturing, including our agreement with Flextronics, is important to maximizing our long-term cost effectiveness.

As a global supplier in the communications equipment market, one of the keys to our long-term success is revenue growth. In addition to efficiently providing global sales and support and product development, it is important that we maintain or gain market share for us to be viewed by our customers as a long-term, innovative networking solutions supplier. We are focusing on government, security and services to drive revenue growth as evidenced by our April 26, 2005 announcement of our planned acquisition of PEC Solutions, Inc., or PEC.

In addition to our focus on cash, costs and revenue, we also monitor performance in the following areas: status with our key customers on a global basis; the achievement of expected milestones of our key R&D projects; and the achievement of our key strategic initiatives. In an effort to ensure we are creating value for our customers and maintaining strong relationships with those customers, we monitor our project implementation, customer service levels and the status of key contracts. We also conduct regular customer satisfaction and loyalty surveys to monitor customer relationships. With respect to our R&D projects, we measure content, quality and timeliness versus project plans.

2005 Outlook

We expect continued consolidation of certain service providers, particularly in the U.S. for the remainder of 2005. We expect this trend to result in a net reduction in customer spending as these service providers focus on improving the efficiency of their combined networks rather than network expansion. Competition in the industry remains strong and our traditional large competitors, newer competitors, particularly from China, and certain smaller niche competitors continue to increase their market share and create pricing and margin pressures. We and our competitors remain focused on certain key factors such as customer relationships, installed networks, innovative and reliable products, services and price.

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

In 2005, we expect our Management EBT to increase as compared to 2004 primarily due to expected higher revenues, the impact of cost savings generated by our work plan, and lower costs resulting from the substantial completion of our restatement activities. We expect that the increase will be partially offset by increased investment costs in certain parts of the business and accruals for expected employee bonuses for 2005 that were not incurred in 2004. The expected increase in Management EBT is also expected to be partially offset by increased special charges in 2005 compared to 2004 associated with our work plan and an expected absence of gain on sale of businesses and assets and income tax recoveries that were included in our 2004 results.

For the remainder of 2005, we expect continued growth in revenues compared to 2004 and gross margins in the range of 40 to 44 percent of revenue. We expect operating expenses as a percent of revenue to be approximately 35 percent by the end of 2005 primarily driven by benefits from our previously announced restructuring work plan and lower costs resulting from the substantial completion of our restatement activities and expected higher revenues.

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

We have entered into a four year supply agreement with Flextronics for manufacturing services (whereby Flextronics will manage approximately $2,500 of our annual cost of revenues) and a three year supply agreement for design services. The transfer of the optical design operations and related assets in Ottawa and Monkstown closed in the fourth quarter of 2004. In the first quarter of 2005, we completed the portion of the transaction related to the manufacturing activities in Montreal. We previously reported that the portion of the transaction related to the manufacturing activities in Calgary was expected to close in the second quarter of 2005 and that the balance of the transaction was expected to close on separate dates occurring during the first half of 2005. We and Flextronics are currently discussing the timing of the closing of the balance of the transaction in order to optimize the business transition between the companies. As a result of these discussions, it is now expected that the balance of the transaction, relating to the manufacturing operations in Chateaudun, Calgary and Monkstown, will close by the end of the first quarter of 2006. As a result, we and Flextronics intend to enter into an amendment agreement to extend the term of the original agreement and offer to reflect this updated schedule. These transactions are subject to customary conditions and regulatory approvals.

The successful completion of the agreement and offer with Flextronics will result in the transfer of approximately 2,500 of our employees to Flextronics. As of the first quarter of 2005, we have transferred approximately 1,040 of our employees to Flextronics. We expect to receive cash proceeds ranging from approximately $675 to $725, which will be allocated to each separate closing. We previously announced that the estimated cash proceeds would be received substantially in 2005. We and Flextronics are currently discussing the timing of the cash payments based on the expected change to the original schedule. Such payments will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. We are expecting proceeds on the sale of this business to exceed the net book value of the assets transferred (including goodwill and foreign currency translation adjustments) and the direct and incremental costs of the transaction (including transition, potential severance, pension adjustments, information technology and real estate costs). The resulting net gain on sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.

As of March 31, 2005 we have received net cash of approximately $85, transferred approximately $193 of inventory and equipment to Flextronics relating to the closing of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal and recorded deferred charges of approximately $108 and deferred income of approximately $250. As Flextronics has the ability to exercise rights to sell back to us certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective closing date, we have retained these assets on our balance sheet to the extent they have not been consumed as part of ongoing operations as at March 31, 2005. We do not expect that such rights will be exercised with respect to any material amount of inventory and/or equipment.

Developments in 2005

First quarter 2005 consolidated results summary

Summary of unaudited consolidated statements of operations data for the three months ended:

	March 31,	% of	March 31,	% of
(millions of U.S. dollars)	2005	revenues	2004	revenues

Revenues	$2,536		$2,444
Gross profit	1,057	41.7	1,053	43.1

Selling, general and administrative expense	574	22.6	542	22.2
Research and development expense	474	18.7	471	19.3
Amortization of intangibles	2	–	3	0.1
Special charges	21	0.9	7	0.3
(Gain) loss on sale of businesses and assets	1	–	–	–

Operating earnings (loss)	(15)	(0.5)	30	1.2

Other income (expense) — net	46	1.8	86	3.5
Interest expense
Long-term debt	(50)	(2.0)	(44)	(1.8)
Other	(3)	(0.1)	(8)	(0.3)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(22)	(0.8)	64	2.6
Income tax benefit (expense)	(16)	(0.6)	9	0.4

	(38)	(1.4)	73	3.0

Minority interests — net of tax	(14)	(0.5)	(14)	(0.6)
Equity in net earnings (loss) of associated companies — net of tax	1	–	(1)	–

Net earnings (loss) from continuing operations	(51)	(1.9)	58	2.4
Net earnings (loss) from discontinued operations — net of tax	2	–	1	–

Net earnings (loss)	$(49)	(1.9)	$59	2.4

Our consolidated revenues increased 4% in the first quarter of 2005 compared to the same period in 2004 primarily due to a substantial increase in GSM and UMTS Networks. GSM and UMTS Networks revenues increased 20% primarily due to revenue recognized in Asia Pacific on our BSNL contract in the first quarter of 2005 and in EMEA and CALA due in part to expansion and enhancement of existing networks by our service provider customers. For further information related to the BSNL contract, see “Significant business developments — Bharat Sanchar Nigram Limited contract”.

Our gross margin as a percentage of revenues decreased by 1.4 percentage points to 41.7% in the first quarter of 2005 compared to 43.1% in the same period in 2004. The decrease was primarily due to pricing pressures on certain of our products due to increased competition, unfavorable product mix and unfavorable impact related to a wireless network contract with BSNL. This was partially offset by continued improvements in our cost structure, overall higher sales volumes and lower inventory and warranty provisions.

SG&A expense as a percentage of revenues increased by 0.4 percentage points to 22.6% in the first quarter of 2005 compared to 22.2% in the same period in 2004 primarily due to increased costs related to our restatement and related activities, unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar and bad debt expense. This was partially offset by a decrease in our stock based compensation primarily related to a payout under our restricted stock unit, or RSU, program in the first quarter of 2004 that was not repeated in the first quarter of 2005 as the RSU program was terminated and cost savings associated with our 2004 Restructuring Plan.

R&D expense as a percentage of revenues decreased by 0.6 percentage points to 18.7% in the first quarter of 2005 compared to 19.3% in the first quarter of 2004 primarily due to the savings associated with our 2004 Restructuring Plan partially offset by increased investments in certain product areas and unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar.

Special charges increased substantially in the first quarter of 2005 compared to the same period of 2004 due to activities associated with the implementation of our 2004 Restructuring Plan. For further information related to our 2004 work plan, see “Results of operations — continuing operations — Operating expenses — Special charges”.

We reported a net loss of $49 in the first quarter of 2005 compared to net earnings of $59 in the same period of 2004 primarily due to the factors discussed above.

Significant business developments

Acquisitions

On April 26, 2005, we announced that Nortel Networks Inc., a wholly owned subsidiary of NNL, had entered into an agreement with PEC providing for the acquisition of all of the outstanding shares of PEC for $15.50 per share in cash, or approximately $448 (net of cash acquired) plus transaction costs and expenses. The acquisition is subject to certain conditions, including the successful completion of a tender offer and regulatory approvals. We currently expect to complete the acquisition during the second quarter of 2005.

Joint ventures

On January 20, 2005, we signed a Joint Venture Framework Agreement with China Putian Corporation to establish a joint venture for R&D, manufacture and sale of third generation, or 3G, mobile telecommunications equipment and products to customers in China. We expect to enter into a definitive joint venture agreement by June 30, 2005. We anticipate that we will own 49% of the joint venture and China Putian will own 51%.

On January 23, 2005, we signed a non-binding Memorandum of Understanding with LG Electronics, Inc. to establish a joint venture for providing high quality, leading edge telecommunications equipment and networking solutions to Korea and other markets globally. The proposed joint venture is subject to negotiation of final terms and execution of a definitive agreement. We expect to complete this transaction in the second half of 2005. In the proposed joint venture, we anticipate that we will have an ownership interest of 50% plus one share.

On May 20, 2005, we signed an agreement with International Business Machines Corporation, or IBM, designed to support customized products across a range of market segments. As the first step in this relationship, we plan to establish a Nortel-IBM Joint Development Center to collaborate on the design and development of new products and services. We believe that this agreement with IBM is an important component of our strategy to increase R&D collaboration while reducing our R&D expenses and to introduce products while serving a broad range of customers more rapidly.

Optical components operations

On December 2, 2004, we entered into a restructuring agreement with Bookham Technology plc, or Bookham, a sole supplier of key optical components for our optical networks solutions in our Carrier Packet Networks segment. In February 2005, we agreed to waive until November 6, 2006, minimum cash balance requirements under certain Bookham notes and in May 2005, we adjusted the prepayment provisions of these notes and received additional collateral for these notes. In May 2005, we amended our supply agreement with Bookham to provide Bookham with financial flexibility to continue the supply of optical components for our optical networks solutions. See “Related party transactions” in note 16 of the accompanying unaudited consolidated financial statements.

Bharat Sanchar Nigram Limited contract

In August 2004, we entered into a contract with BSNL to establish a wireless network in India for total expected revenues of approximately $500 to be recognized substantially in 2005. This resulted in a project loss of approximately $160 in 2004. We expect to record an additional loss of approximately $20 substantially in the second quarter of 2005 as a result of additional orders expected to be received in that period. The losses on this contract are primarily driven by the pricing pressures as a result of the competitive nature of India’s telecommunications market and also our start up costs to become a significant GSM vendor in this market. We believe that the revenue volumes driven by this contract will create cost reduction benefits for our overall GSM business.

In addition to the orders under the existing contract, BSNL may increase the amounts purchased under the contract up to an additional 50% of the existing contract level to allow for business expansion. We expect that there is the potential for further losses, which will be determined by the product mix and magnitude of additional orders.

Nortel Audit Committee Independent Review; restatements; related matters

Restatements and Independent Review

In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to a comprehensive review and analysis of our assets and liabilities, or the Comprehensive Review, which resulted in the restatement (effected in December 2003) of our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement. In late October 2003, the Audit Committees of our and NNL’s Board of Directors, or the Audit Committee, initiated an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, and engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP, or WCPHD, to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that our Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. In January 2005, the Audit Committee reported the findings of the Independent Review, or the Independent Review Summary, together with its recommendations for governing principles for remedial measures that were developed for the Audit Committee by WCPHD. Each of our and NNL’s Board of Directors has adopted these recommendations in their entirety and directed our management to develop a detailed plan and timetable for their implementation, and will monitor their implementation.

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review certain provision releases. That examination, and other errors identified by management, led to the restatement of our financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002, or the Second Restatement, and our revision of previously announced unaudited results for the year ended December 31, 2003. The need for the Second Restatement resulted in delays in filing of our and NNL’s 2003 Annual Reports on Form 10-K for the year ended December 31, 2003, or the 2003 Annual Reports, our and NNL’s 2004 Annual Reports on Form 10-K for the year ended December 31, 2004, or the 2004 Annual Reports, our and NNL’s Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004, or the 2004 Quarterly Reports, and our and NNL’s Quarterly Reports on Form 10-Q for the first quarter of 2005, or the 2005 First Quarter Reports, beyond the SEC’s required filing dates. We refer to the 2003 Annual Reports, the 2004 Annual Reports, the 2004 Quarterly Reports and the 2005 First Quarter Reports together as the Reports.

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

Material weaknesses in internal control over financial reporting

As described in Item 9A of the 2004 Annual Report, two material weaknesses in our internal control over financial reporting were identified at the time of the First Restatement. Over the course of the Second Restatement process, we and our independent auditors, Deloitte & Touche LLP, or Deloitte, identified a number of additional material weaknesses in our internal control over financial reporting. On January 10, 2005, Deloitte confirmed to the Audit Committee these material weaknesses, listed below:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, management assessed the effectiveness of our internal control over financial reporting as at December 31, 2004, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on that assessment, management determined that the first five of the six material weaknesses listed above continued to exist as at December 31, 2004 and therefore concluded that, as at December 31, 2004, we did not maintain effective internal control over financial reporting based on the COSO criteria. Our independent auditors issued an attestation report with respect to that assessment and conclusion, which is included in Item 8 of the 2004 Annual Report.

Management also determined, based on that assessment, that the sixth material weakness, relating to an inappropriate ‘tone at the top’, was eliminated as at December 31, 2004 as a result of certain modifications to our internal control over financial reporting, remedial measures and other actions.

The first five of these six material weaknesses remain unremedied. We continue to identify, develop and implement remedial measures to address these material weaknesses in our internal control over financial reporting.

See Item 9A of the 2004 Annual Report, the “Controls and Procedures” section of this report and “Risk factors/forward looking statements — Risks related to our restatements and related matters”.

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

On May 31, 2005, NNL obtained a permanent waiver from EDC, or the Permanent Waiver, of certain defaults and the Related Breaches by NNL under the EDC Support Facility. With the filing and delivery to the trustees of the 2005 First Quarter Reports and the Permanent Waiver, NNL will be in compliance with its obligations under the EDC Support Facility and the $300 revolving small bond sub-facility will be reclassified as committed support.

As of May 16, 2005, there was approximately $228 of outstanding support utilized under the EDC Support Facility, approximately $160 of which was outstanding under the small bond sub-facility. See “Liquidity and capital resources — Sources of liquidity — Available support facility” and “Risk factors/forward looking statements”.

Debt securities

As a result of the delay in filing the Reports, we and NNL were not in compliance with our obligations to deliver our respective SEC filings to the trustees under our and NNL’s public debt indentures. With the filing of the 2005 First Quarter Reports with the SEC and the delivery of the 2005 First Quarter Reports to the trustees under our and NNL’s public debt indentures, we and NNL will be in compliance with our delivery obligations under the public debt indentures.

Shelf registration statement; forward purchase contracts

As a result of the delayed filing of the Reports, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity under our shelf registration statement filed with the SEC on May 13, 2002 for various types of securities. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months. We do not believe that we will be able, through the use of commercially reasonable efforts, to have an effective long-form registration statement relating to the exercise of certain “early settlement” rights by holders of our prepaid forward purchase contracts on file with the SEC in advance of August 15, 2005. Accordingly, holders continue not to be able to exercise these rights in advance of the otherwise applicable settlement date of August 15, 2005.

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

On May 31, 2004, the OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in the securities of Nortel Networks Corporation and Nortel Networks Limited. This order will remain in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNL pursuant to Ontario securities laws. Because such filings would require amendments to our and NNL’s previous filings for each of the quarterly periods of 2003 and for earlier periods including 2002 and 2001, which we do not believe to be feasible for the same reasons mentioned in Item 9A of our 2004 Annual Reports with respect to the restatement of 2000 selected financial data, we and NNL plan to apply to the OSC to have this order revoked now that we and NNL have become current with our financial reporting obligations for the first quarter of 2005 under Ontario securities laws. The OSC may, in its discretion, revoke the order where in its opinion to do so would not be prejudicial to the public interest.

As a result of our delay in filing the Reports, we were in breach of the continued listing requirements of the NYSE and TSX. With the filing and delivery of the 2005 First Quarter Reports, we and NNL will be in compliance with the continued listing requirements of the NYSE and TSX. See “Risk factors/forward looking statements”.

Stock-based compensation plans

As a result of our March 10, 2004 announcement that we and NNL would need to delay the filing of our 2003 Annual Reports, we suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the Nortel Networks Corporation 2000 Stock Option Plan, or the 2000 Plan, or Nortel Networks Corporation 1986 Stock Option Plan as amended and restated, or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in a Nortel stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investments plans, until such time as, at the earliest, that we and NNL are in compliance with U.S. and Canadian regulatory securities filing requirements. We intend to lift the suspension of these plans as soon as practicable.

Results of operations — continuing operations

Consolidated information

Revenues

The following chart summarizes our recent quarterly revenues:

Geographic revenues

The following table summarizes our geographic revenues based on the location of the customer:

	For the three months ended March 31,
	2005	2004	$ Change	% Change

United States	$1,146	$1,217	$(71)	(6)
EMEA (a)	722	596	126	21
Canada	114	154	(40)	(26)
Asia Pacific	402	347	55	16
CALA (b)	152	130	22	17

Consolidated	$2,536	$2,444	$92	4

(a)	The Europe, Middle East and Africa region, or EMEA.
(b)	The Caribbean and Latin America region, or CALA.

Q1 2005 vs. Q1 2004

Our consolidated revenues increased 4% in the first quarter of 2005 compared to the same period in 2004 primarily due to a substantial increase in GSM and UMTS Networks.

Carrier Packet Networks revenues decreased 3% primarily due to a substantial decline in our traditional circuit switching products revenues. This substantial decline was primarily due to continued reductions in capital expenditures by our U.S., Canada and EMEA service provider customers and a reduction in spending on our mature products in all regions. The substantial decline in traditional circuit switching product revenues was partially offset by the substantial increase in revenues related to our packet voice solutions in the U.S., Canada and EMEA regions as customers continue to transition to these next-generation products from our traditional circuit switching products. However, the amount of decline of our traditional circuit switching revenues is higher than the growth in our next generation carrier packet technologies. In addition, overall Carrier Packet Networks revenues decreased due in part to pricing pressures driven by increased competition.

CDMA Networks revenues decreased 6% primarily due to a substantial decline in Asia Pacific due to the completion of certain customer network deployments during the first half of 2004. This was partially offset by new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand primarily in the U.S. and Canada.

GSM and UMTS Networks revenues increased 20% primarily due to revenue recognized in Asia Pacific on our BSNL contract in the first quarter of 2005. For further information related to the BSNL contract, see “Developments in 2005 — Significant business developments — Bharat Sanchar Nigram Limited contract”. In addition, revenues in EMEA and CALA increased substantially due in part to customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services.

Enterprise Networks revenues increased 2% primarily due to a substantial increase in revenues associated with our Internet Protocol, or IP, telephony solutions as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products. In addition, data networking and security revenues increased primarily due to growth from improved market penetration of certain new data products partially offset by a decline in our legacy routing portfolio revenues and associated declines in new service contracts and service contract renewals and pricing pressures driven by increased competition.

Q1 2005 vs. Q4 2004

Our consolidated revenues decreased 3% in the first quarter of 2005 compared to the fourth quarter of 2004 primarily due to declines in revenue across all segments with the exception of a significant increase in GSM and UMTS Networks.

Carrier Packet Networks revenues decreased 3% primarily due to a significant decline in our traditional circuit switching products revenues. This significant decline was primarily due to continued reductions in capital expenditures by our EMEA, U.S. and Canada service provider customers and a reduction in spending on our mature products in all regions. The significant decline in traditional circuit switching product revenues was partially offset by a slight increase in revenues related to our packet voice solutions in the U.S. as customers continue to transition to these next-generation products from our traditional circuit switching products. In addition, overall Carrier Packet Networks revenues decreased due in part to pricing pressures driven by increased competition.

CDMA Networks revenues decreased 13% primarily due to typically higher seasonal volumes in the fourth quarter in the U.S. and Canada.

GSM and UMTS Networks revenues increased 18% primarily due to increased revenue recognized in Asia Pacific on our BSNL contract in the first quarter of 2005. For further information related to the BSNL contract, see “Developments in 2005 — Significant business developments — Bharat Sanchar Nigram Limited contract”. In addition, revenues in EMEA increased substantially due in part to customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services.

Enterprise Networks revenues decreased 16% primarily due to typically higher seasonal volumes in the fourth quarter in EMEA, Asia Pacific and CALA regions.

2005

Based on current customer orders in emerging markets, particularly in Asia Pacific and CALA and increased deployments of VoIP and next generation wireless technologies, including UMTS, we believe that we are well positioned to grow our revenues in 2005.

For 2005, we expect overall continued revenue growth over 2004 primarily due to:

•	continued growth in our voice over packet technologies and our 3G wireless technologies; however, the timing of when service provider customers will deploy packet-based technologies on a wider scale is still unclear;
•	build-out of the BSNL contract in the Asia Pacific region. For further information related to the BSNL contract, see “Developments in 2005 — Significant business developments — Bharat Sanchar Nigram Limited contract”;
•	expansion and enhancement of existing networks by our customers due to subscriber growth and competitive pressures;
•	anticipated growth in our Enterprise Networks business, particularly in our converged networks products;
•	a focus by our customers on new technologies that create opportunities to optimize existing networks while limiting capital expenditures and operating costs;
•	expected continued growth in metro optical and carrier VoIP; and
•	expected focus on new product areas, such as Wireless Local Area Networks, or WLAN, and carrier routing.

Revenue growth generated from spending by our customers in the above areas of our business is expected to be partially offset by revenue declines from:

•	customers limiting their investment in mature technologies as they focus on maximizing return on invested capital;
•	pricing pressures on sales of certain of our products as a result of increased competition, particularly from low cost suppliers;
•	consolidation of service providers which may reduce overall spending on telecommunications equipment, including to date in our GSM and UMTS Networks segment; and
•	the impact of our financial restatement activities and the internal restructuring and realignment programs that were initiated in August 2004. For additional information, see “Developments in 2005 — Nortel Audit Committee Independent Review; restatements; related matters”. While customer support generally remains strong, we believe that these activities will continue to have an adverse impact on business performance in 2005.

See “Risk factors/forward looking statements” for other factors that may affect our revenues. While we have seen encouraging indicators in certain parts of the market, we can provide no assurance that the growth areas that have begun to emerge will continue in the future.

Gross profit and gross margin

	For the three months ended March 31,
	2005	2004	$ Change	% Change

Gross profit	$1,057	$1,053	$4	–
Gross margin	41.7%	43.1%	(1.4 pts)

Gross profit increased $4 (while gross margin, which is gross profit calculated as a percent of revenues, decreased 1.4 percentage points) in the first quarter of 2005 compared to the first quarter of 2004 primarily due to:

•	an increase of approximately $80 due to continued improvements in our cost structure primarily as a result of lower material pricing;
•	an increase of approximately $50 due to overall higher sales volumes; and
•	an increase of approximately $40 primarily due to recoveries in inventory provisions due to sale of inventory and lower warranty costs as a result of improved product quality; partially offset by
•	a decrease of approximately $161 primarily as a result of (i) pricing pressures on certain of our products due to increased competition for service provider and enterprise customers; and (ii) unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and
•	a decrease of approximately $5 related to a contract in India with BSNL and its adverse impact on our overall gross margin mix. For further information related to the BSNL contract, see “Developments in 2005 — Significant business developments — Bharat Sanchar Nigram Limited contract”.

While we cannot predict the extent to which changes in product mix and pricing pressures will continue to impact our gross margin, we continue to see the effects of improvements in our product costs primarily due to favorable supplier pricing.

Considering the impacts of our strategic plan described under “Business overview — Our strategy and outlook” and the higher costs associated with initial customer deployments in emerging markets, we expect that gross margin will continue to trend in the range of 40% to 44% of revenue for the full year 2005. See “Risk factors/forward looking statements” for factors that may affect our gross margins. For a discussion of our gross margins by segment, see “Management EBT” under “Segment information”.

Operating expenses

Selling, general and administrative expense

	For the three months ended March 31,
	2005	2004	$ Change		% Change

SG&A expense	$574	$542	$32		6
As % of revenues	22.6%	22.2%	0.4	pts

SG&A expense increased $32 and increased from 22.2% to 22.6% as a percentage of revenues in the first quarter of 2005 compared to the first quarter of 2004 primarily due to:

•	costs related to our restatement and related activities of approximately $32 in the first quarter of 2005 compared to approximately $6 in the first quarter of 2004;
•	increased investments in our finance organization;
•	significant unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar; and
•	an increase in bad debt expense; partially offset by
•	a decrease of approximately $41 in our stock based compensation primarily related to a payout under our RSU program in the first quarter of 2004 that was not repeated in the first quarter of 2005 as the RSU program was terminated; and
•	cost savings associated with our 2004 Restructuring Plan.

For a discussion of our SG&A expense by segment, see “Management EBT” under “Segment information”.

Research and development expense

	For the three months ended March 31,
	2005	2004	$ Change		% Change

R&D expense	$474	$471	$3		1
As % of revenues	18.7%	19.3%	(0.6	pts)

R&D expense increased by $3 in the first quarter of 2005 compared to the first quarter of 2004 primarily due to increased investments in certain product areas, unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar, partially offset primarily by the savings associated with our 2004 Restructuring Plan.

Our continued strategic investments in R&D are aligned with technology leadership in anticipated growth areas. In the first quarter of 2005, we maintained a technology focus and commitment to invest in new innovative solutions where we believed we would achieve the greatest future benefit from this investment. Our R&D expense as a percentage of our consolidated revenues declined by 0.6 percentage points in the first quarter of 2005 compared to the first quarter of 2004.

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

We expect that our R&D expense as a percentage of revenue in 2005 will be lower than 2004 as we seek to achieve ongoing cost reductions in R&D as part of our 2004 Restructuring Plan. For a discussion of our R&D expense by segment, see “Management EBT” under “Segment information”.

We expect operating expenses (both SG&A expense and R&D expense combined) as a percent of revenue to be approximately 35 percent by the end of 2005 primarily driven by benefits from our previously announced restructuring work plan and reductions in restatement, accounting and reporting costs. See “Business overview — Our strategy and outlook”.

Special charges

During 2001, we implemented a work plan to streamline operations and activities around core markets and leadership strategies in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting operations and expected future growth rates, or the 2001 Restructuring Plan.

In addition, we initiated activities in 2003 to exit certain leased facilities and leases for assets no longer used across all segments.

In 2004 and 2005, our focus is on managing each of our businesses based on financial performance, the market and customer priorities. Our 2004 Restructuring Plan includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments but primarily in Carrier Packet Networks. Approximately 73% of employee actions related to the focused workforce reduction were completed by the end of the first quarter of 2005, including approximately 62% who were notified of termination or acceptance of voluntary retirement, with the remainder comprised of voluntary attrition of employees who were not replaced. The remainder of employee actions is expected to be completed by June 30, 2005. This workforce reduction is in addition to the workforce reduction that will result from our agreement with Flextronics. For more information on our agreement with Flextronics, see “Business Overview — Evolution of our supply chain strategy”. We expect the real estate actions to be completed by the end of 2005.

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

In the first quarter of 2005, we realized costs savings of approximately $93 related to the 2004 Restructuring Plan primarily due to reductions to cost of revenues, SG&A expense and R&D expense of approximately 20%, 40% and 40% as a percentage of the realized cost savings, respectively, across all segments but primarily in Carrier Packet Networks. For the remainder of 2005, we expect additional cost savings of approximately $400 to be substantially realized in the results of operations in the second half of 2005, which we expect will be partially offset by the costs associated with new hires added throughout 2005. We anticipate that the remainder of the cost savings will be consistent with the level of cost savings experienced in the first quarter of 2005 in terms of the impact to cost of revenues, SG&A expense and R&D expense and our segments. We expect that this work plan will primarily be funded with cash from operations.

During the three months ended March 31, 2005, we continued to implement these restructuring work plans. Changes in the provisions related to special charges recorded from January 1, 2005 to March 31, 2005 were as follows:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2001 Restructuring Plan
Provision balance as of December 31, 2004 (a)	$15	$326	$–	$341
Revisions to prior accruals	(3)	–	(1)	(4)
Cash drawdowns	(2)	(40)	–	(42)
Foreign exchange and other adjustments	(1)	(4)	1	(4)

Provision balance as of March 31, 2005	$9	$282	$–	$291

2004 Restructuring Plan
Provision balance as of December 31, 2004 (a)	$122	$–	$–	$122
Other special charges	18	8	1	27
Revisions to prior accruals	(2)	–	–	(2)
Cash drawdowns	(86)	–	–	(86)
Foreign exchange and other adjustments	–	–	(1)	(1)

Provision balance as of March 31, 2005	$52	$8	$–	$60

Provision balance as of March 31, 2005 (a)	$61	$290	$–	$351

(a)	As of March 31, 2005 and December 31, 2004, the short-term provision balance was $152 and $254, respectively, and the long-term provision balance was $199 and $209, respectively.

2001 Restructuring Plan

Three months ended March 31, 2005

During the three months ended March 31, 2005, we recorded revisions of $4 related to prior accruals.

During the three months ended March 31, 2005, the workforce reduction provision balance was drawn down by cash payments of $2. The remaining provision is expected to be substantially drawn down by the end of 2005.

No new contract settlement and lease costs were incurred during the period. During the three months ended March 31, 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $40. The remaining provision, net of approximately $241 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Three months ended March 31, 2004

During the three months ended March 31, 2004, we recorded special charges of $7, which included revisions of $1 related to prior accruals.

Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination during the three months ended March 31, 2004 which related entirely to Carrier Packet Networks. During the three months ended March 31, 2004, the workforce reduction provision balance was drawn down by cash payments of $27.

No new contract settlement and lease costs were incurred during the period. Revisions to prior accruals for contract settlement and lease costs of $1 were identified for the three months ended March 31, 2004. During the three months ended March 31, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $57.

Special charges — by segment

The following table outlines special charges incurred by segment for the three months ended March 31:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2001 Restructuring Plan
Carrier Packet Networks	$(1)	$–	$(1)	$(2)
CDMA Networks	–	–	–	–
GSM and UMTS Networks	(1)	–	–	(1)
Enterprise Networks	(1)	–	–	(1)

Special charges for the three months ended March 31, 2005	$(3)	$–	$(1)	$(4)

Carrier Packet Networks	$6	$1	$–	$7

Special charges for the three months ended March 31, 2004	$6	$1	$–	$7

The definition of segment Management EBT does not include special charges. A significant portion of our provisions for workforce reductions and contract settlement and lease costs is associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

2004 Restructuring Plan

Three months ended March 31, 2005

During the three months ended March 31, 2005, we recorded special charges of $25, which included revisions of $2 related to prior accruals.

Workforce reduction charges of $16, net of revisions to prior accruals of $2, were related to severance and benefit costs associated with approximately 240 employees notified of termination during the three months ended March 31, 2005. During the three months ended March 31, 2005, the workforce reduction provision balance was drawn down by cash payments of $86. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments. The remaining provision is expected to be substantially drawn down by the end of 2005.

Contract settlement and lease costs of $8 consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and in the Enterprise Networks segment. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. This provision is expected to be substantially drawn down by the end of 2016.

Special charges — by segment

The following table outlines 2004 Restructuring Plan special charges incurred by segment for the three months ended March 31, 2005:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2004 Restructuring Plan
Carrier Packet Networks	$9	$1	$1	$11
CDMA Networks	1	–	–	1
GSM and UMTS Networks	3	–	–	3
Enterprise Networks	3	7	–	10

Special charges for the three months ended March 31, 2005	$16	$8	$1	$25

For additional information related to our restructuring activities, see “Special charges” in note 5 of the accompanying unaudited consolidated financial statements.

Other income (expense) — net

The components of other income (expense) — net were as follows:

	For the three months ended March 31,
	2005	2004

Interest income	$14	$15
Gain (loss) on sale or write down of investments	(5)	33
Currency exchange gains (losses)	26	1
Other — net	11	37

Other income (expense) — net	$46	$86

In the first quarter of 2005, other income (expense) — net was $46, which primarily included:

•	foreign exchange gains of $26 primarily related to day-to-day transactional activities;
•	a gain of $10 resulting from a restructured customer financing arrangement; and
•	dividend income of $9 on our short-term investments; partially offset by
•	losses of $5 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting.

In the first quarter of 2004, other income (expense) — net was $86, which primarily included:

•	a gain of $23 related to prepaid equity forward purchase contracts that were entered into in connection with the issuance of restricted stock units;
•	a gain of $18 related to the sale of our remaining 7 million common shares of Entrust Inc., or Entrust;
•	a gain of $13 related to the sale of Arris Group, Inc., or Arris Group, shares; and
•	dividend income of $5 on our short-term investments.

Interest expense

Interest expense was $53 in the first quarter of 2005 compared to $52 in the first quarter of 2004.

We expect that the quarterly interest expense for the remainder of 2005 will remain at a level similar to 2004.

Income tax benefit (expense)

During the three months ended March 31, 2005, we recorded a tax expense of $16 on pre-tax loss of $22 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. We recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax expense related primarily to the drawdown of our deferred tax assets and current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes, partially offset by the recognition of R&D related incentives.

In the first quarter of 2004, we recorded a tax benefit of $9 on pre-tax earnings of $64 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. This tax benefit resulted from the settlement of certain tax audits partially offset by the drawdown of our deferred tax assets and current income tax provisions in certain taxable jurisdictions and various corporate minimum related income taxes.

As of March 31, 2005, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of critical accounting policies and estimates — Tax asset valuation”.

Net earnings (loss) from continuing operations

As a result of the items discussed above under “Results of operations — continuing operations”, net loss from continuing operations was $51 in the first quarter of 2005. This amount represented a decline of $109 compared to our net earnings from continuing operations of $58 in the first quarter of 2004.

Segment information

The following tables set forth revenues, segment Management EBT and its reconciliation to net earnings (loss) from continuing operations by segment:

	For the three months ended March 31,
	2005	2004	$ Change	% Change

Revenues
Carrier Packet Networks	$664	$683	$(19)	(3)
CDMA Networks	535	569	(34)	(6)
GSM and UMTS Networks	788	656	132	20
Enterprise Networks	547	534	13	2
Other (a)	2	2	–	–

Total revenues	$2,536	$2,444	$92	4

Segment Management EBT
Carrier Packet Networks	$(31)	$(59)	$28	47
CDMA Networks	168	224	(56)	(25)
GSM and UMTS Networks	53	1	52	5,200
Enterprise Networks	23	17	6	35
Other (a)	(224)	(124)	(100)	(81)

Total segment Management EBT	(11)	59	(70)	(119)

Amortization of intangibles	(2)	(3)	1	33
Special charges	(21)	(7)	(14)	(200)
Gain (loss) on sale of businesses and assets	(1)	–	(1)	–
Income tax benefit (expense)	(16)	9	(25)	(278)

Net earnings (loss) from continuing operations	$(51)	$58	$(109)	(188)

(a)	“Other” represented miscellaneous business activities and corporate functions.

Management EBT is a measure that includes the cost of revenues, SG&A expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax.

The following table sets forth the positive (negative) contribution to segment Management EBT by each of its components:

	For the three months ended March 31, 2005 compared to March 31, 2004
	Gross Profit	SG&A	R&D	Other items (b)	Total $ change

Carrier Packet Networks	$13	$7	$11	$(3)	$28
CDMA Networks	(62)	2	–	4	(56)
GSM and UMTS Networks	46	6	–	–	52
Enterprise Networks	15	(9)	(2)	2	6
Other (a)	(8)	(38)	(12)	(42)	(100)

Total Change	$4	$(32)	$(3)	$(39)	$(70)

(a)	“Other” represented miscellaneous business activities and corporate functions.
(b)	“Other items” is comprised of interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax.

Carrier Packet Networks

Revenues

The following chart summarizes recent quarterly revenues for Carrier Packet Networks:

Q1 2005 vs. Q1 2004

Carrier Packet Networks revenues decreased 3% in the first quarter of 2005 compared to the same period in 2004.

Revenues from the traditional circuit switching products declined substantially primarily due to continued reductions in capital expenditures by our U.S., Canada and EMEA service provider customers and a reduction in spending on our mature products in all regions. The substantial decline in traditional circuit switching product revenues was partially offset by the substantial increase in revenues related to our packet voice solutions in the U.S., Canada and EMEA regions as customers continue to transition to these next-generation products from our traditional circuit switching products. However, the amount of decline of our traditional circuit switching revenues is higher than the growth in our next generation carrier packet technologies.

Revenues from the data networking and security portion of this segment increased primarily due to new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services in the U.S., Canada and EMEA.

Revenues in the optical networking portion of this segment increased primarily due to new contracts with certain service provider customers and other customers expanding their existing networks in the Asia Pacific region. In addition, we recognized revenues, which had previously been deferred in prior periods, as a result of the final acceptance of a customer contract in the first quarter of 2005. This increase was partially offset by a reduction due to shipping delays to our customers in the U.S. and Canada as a result of the completion of a portion of the Flextronics transaction relating to manufacturing facilities in Montreal in the first quarter of 2005. In addition, customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks.

In addition, overall Carrier Packet Networks revenues decreased due in part to pricing pressures driven by increased competition.

Management EBT

Management EBT for the Carrier Packet Networks segment increased by $28 in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of the items discussed below.

Q1 2005 vs. Q1 2004

Carrier Packet Networks gross margin increased by approximately 3.0 percentage points (while gross profit increased $13) primarily due to:

•	continued improvements in our cost structure primarily as a result of lower material pricing;
•	recovery in inventory provision due to sale of inventory that was previously fully provided for; and
•	lower warranty costs; partially offset by
•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and
•	continued pricing pressures on certain of our products due to increased competition.

Carrier Packet Networks SG&A expense decreased $7 primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; partially offset by
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar; and
•	increased bad debt expense.

Carrier Packet Networks R&D expense decreased $11 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; partially offset by
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

CDMA Networks

Revenues

The following chart summarizes recent quarterly revenues for CDMA Networks:

Q1 2005 vs. Q1 2004

CDMA Networks revenues decreased 6% in the first quarter of 2005 compared to the same period in 2004 primarily due to a substantial decline in Asia Pacific due to the completion of certain customer network deployments during the first half of 2004. This was partially offset by new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand primarily in the U.S. and Canada.

Management EBT

Management EBT for the CDMA Networks segment decreased by $56 in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of the items discussed below.

Q1 2005 vs. Q1 2004

CDMA Networks gross margin decreased by approximately 7.6 percentage points (while gross profit decreased $62) primarily due to:

•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution;
•	pricing pressures on certain of our products due to increased competition for service provider customers; and
•	lower sales volumes of network expansion products and software upgrades that typically have higher margins; partially offset by
•	continued improvements in our cost structure primarily as a result of lower material pricing.

CDMA Networks SG&A expense decreased $2 primarily due to the ongoing focus on efficiencies and cost reduction activities.

CDMA Networks R&D expense was essentially flat primarily due to:

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar, largely offset by
•	reduced spending due to project timing and completions.

GSM and UMTS Networks

The following chart summarizes recent quarterly revenues for GSM and UMTS Networks:

Revenues

Q1 2005 vs. Q1 2004

GSM and UMTS Networks revenues increased 20% in the first quarter of 2005 compared to the same period in 2004.

Revenues from GSM networks solutions increased substantially primarily due to revenue recognized in Asia Pacific on our BSNL contract in the first quarter of 2005. For further information related to the BSNL contract, see “Developments in 2005 — Significant business developments — Bharat Sanchar Nigram Limited contract”. In addition, revenues increased substantially in EMEA and CALA due in part to customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services.

Revenues from UMTS networks solutions were essentially flat. This was primarily due to increased subscriber demand, new contracts with certain service provider customers and other customers expanding their existing networks and the continued transition to this next generation technology, offset by a loss of a contract due to industry consolidation of certain of our service provider customers, primarily in the U.S.

Management EBT

Management EBT for the GSM and UMTS Networks segment increased by $52 in the first quarter of 2005 compared to the first quarter of 2004 as a result of the items discussed below.

Q1 2005 vs. Q1 2004

GSM and UMTS Networks gross margin increased by approximately 0.2 percentage points (while gross profit increased $46) primarily due to:

•	overall higher sales volumes; and
•	continued improvements in our cost structure primarily as a result of lower material pricing; partially offset by
•	loss of approximately $5 related to our contract in India with BSNL; and
•	pricing pressures on certain of our products due to increased competition for service provider customers.

GSM and UMTS Networks SG&A expense decreased $6 primarily due to:

•	lower net trade and customer financing receivable expense; and
•	decreases in employee related expenses; partially offset by
•	unfavorable foreign exchange rate impacts associated with the strengthening of the euro against the U.S. dollar.

GSM and UMTS Networks R&D expense was essentially flat primarily due to:

•	unfavorable foreign exchange rate impacts associated with the strengthening of the euro and Canadian dollar against the U.S. dollar;
•	continued investment in the development of new UMTS products; and
•	acceleration of programs to increase the feature content in our GSM product offering; largely offset by
•	the impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate.

Enterprise Networks

The following chart summarizes recent quarterly revenues for Enterprise Networks:

Revenues

Q1 2005 vs. Q1 2004

Enterprise Networks revenues increased approximately 2% in the first quarter of 2005 compared to the same period in 2004 primarily due to a slight increase in the circuit and packet voice portion and the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment increased slightly primarily due to a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products.

Revenues associated with the data networking and security portion of this segment increased slightly primarily due to growth from improved market penetration of certain new data products. This increase was partially offset by a decline in revenues associated with our legacy routing portfolio and associated declines in new service contracts and service contract renewals. In addition, we experienced a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition.

Management EBT

Management EBT for the Enterprise Networks segment increased by $6 in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of the items discussed below.

Q1 2005 vs. Q1 2004

Enterprise Networks gross margin increased by approximately 1.7 percentage points (while gross profit increased $15) primarily due to:

•	higher sales volumes of software upgrades that typically have higher margins; and
•	continued improvements in our cost structure primarily as a result of lower material pricing; partially offset by
•	pricing pressures on certain of our products due to increased competition for enterprise customers.

Enterprise Networks SG&A expense increased $9 primarily due to:

•	increases in sales and marketing expenses;
•	an increase in bad debt expense;
•	unfavorable foreign exchange rate impacts associated with the strengthening of the euro against the U.S. dollar; and
•	increases in employee related expenses; partially offset by
•	the continued impact of our workforce reductions.

Enterprise Networks R&D expense increased $2 primarily due to:

•	acceleration of R&D programs related to IP technologies; partially offset by
•	effectively prioritizing investment in data products and increased outsourcing activity.

Other

Management EBT

Other Management EBT decreased by $100 in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of the items discussed below.

Q1 2005 vs. Q1 2004

Other segment SG&A expense increased $38 primarily due to:

•	costs associated with our restatement activities and additional investment in our finance organization; and
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar; partially offset by
•	a decrease in stock based compensation in the first quarter of 2005 due to the RSU expense that was incurred in the first quarter of 2004 and not repeated in 2005 as the program was terminated in 2004.

Other segment R&D expense increased by $12 primarily due to unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar partially offset by savings associated with our 2004 Restructuring Plan.

Other segment other items expense increased by $42 primarily due to:

•	losses related to the sale of investments in the first quarter of 2005 compared to gains in the first quarter of 2004 primarily related to the sale of shares in Arris Group and Entrust; and
•	losses related to changes in fair value of derivative financial instruments that do not meet the criteria for hedge accounting compared to a gain in the first quarter of 2004; partially offset by
•	foreign exchange gains of $25 primarily related to day-to-day transactional activities.

Liquidity and capital resources

In the first quarter of 2005, we continued to maintain our strong liquidity position. As of March 31, 2005, we had cash and cash equivalents excluding restricted cash, or cash, of $3,431 compared to $3,686 as of December 31, 2004 primarily due to cash outflow from operations of $262 which included cash payments for restructuring of $128 and payments of approximately $55 to our supplemental pension funding, partially offset by cash proceeds from the sale of certain customer financing notes receivable of $110 ($36 of which is included in discontinued operations).

Cash flows

The following table summarizes our cash flows by activity and cash on hand as of March 31:

	2005	2004

Net cash from (used in) operating activities of continuing operations	$(262)	$(340)
Net cash from (used in) investing activities of continuing operations	27	14
Net cash from (used in) financing activities of continuing operations	(21)	(82)
Effect of foreign exchange rate changes on cash and cash equivalents	(35)	13

Net cash from (used in) continuing operations	(291)	(395)
Net cash from (used in) discontinued operations	36	(3)

Net increase (decrease) in cash and cash equivalents	(255)	(398)
Cash and cash equivalents at beginning of period	3,686	3,997

Cash and cash equivalents at end of period	$3,431	$3,599

Operating activities

In the first quarter of 2005, our cash flows used in operating activities were $262 due to a net loss from continuing operations of $51, plus net adjustments of $87 for non-cash and other items less $298 related to the change in our operating assets and liabilities.

In the first quarter of 2004, our cash flows used in operating activities were $340 due to net earnings from continuing operations of $58, plus net adjustments of $156 for non-cash and other items, less an adjustment of $554 related to the net change in our operating assets and liabilities.

Changes in operating assets and liabilities

In the first quarter of 2005, the use of cash of $298 relating to the change in our operating assets and liabilities was primarily due to a $213 reduction in cash flows associated with our working capital performance as discussed further below under “Working capital metrics”, restructuring outflows, supplemental pension funding and other changes in operating assets and liabilities partially offset by collection of long-term or customer financing receivables.

In the first quarter of 2005, we received cash proceeds of approximately $74 from the sale of certain customer financing notes receivable. We had cash outflows for restructuring activities of $128 primarily related to our 2004 Restructuring Plan and approximately $55 in supplemental pension funding.

Other changes in other operating assets and liabilities included the following:

•	income tax payments of $14 in the first quarter of 2005 compared to $9 in the first quarter of 2004 primarily due to an increase in income in certain taxable jurisdictions; and
•	an increase of $38 in cash from other changes in operating assets and liabilities primarily due to an increase in long-term provisions which was primarily a result of a deferred gain associated with the transition of certain manufacturing facilities to Flextronics, partially offset by a reduction in liabilities, including the project loss associated with BSNL.

In the first quarter of 2004, the use of cash of $554 relating to the change in our operating assets and liabilities was primarily due to restructuring outflows and other changes in assets and liabilities partially offset by collection of long-term or customer financing receivables. Other significant operating items included payments of approximately $280 in the first quarter of 2004 associated with our employee bonus plan and restricted stock unit program based on 2003 performance.

We do not expect additional significant proceeds from customer financing receivables for the remainder of 2005. We expect cash outflows of approximately $280 in 2005 related to both our 2001 Restructuring Plan and 2004 Restructuring Plan. Our pension funding in 2005 is expected to be $92. We do not expect to have significant payments related to our employee bonus program in 2005 based on 2004 performance and our 2003 RSU program has been terminated.

Working capital metrics

Working capital for each segment is primarily managed by our regional finance organization which manages accounts receivable performance and by our global operations organization which manages inventory and accounts payable. The $213 reduction in cash flows associated with our working capital performance in the first quarter of 2005 was due to an increase in accounts receivable of $245 and a decrease in accounts payable of $7, partially offset by a reduction in inventories of $39, as further described below.

Accounts receivable — net

Days sales outstanding in accounts receivables, or DSO, measures the average number of days our accounts receivables are outstanding. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers.

The following table shows our quarterly DSO (a):

(a)	DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with GAAP, and multiplying by 90 days.

DSO increased as of March 31, 2005 compared to March 31, 2004 primarily due to:

•	an increase of approximately 7 days due to a note receivable that resulted from the transfer of one of our manufacturing facilities to Flextronics, which did not have a corresponding revenue impact;
•	reduced accounts receivable securitizations; and
•	increased GSM/UMTS Networks revenues from a large number of contracts involving progress billings, with significant portions of collections occurring upon project completion; partially offset by
•	a reduced focus on collection activities, particularly in the first quarter of 2004, due to our restatement activities.

In 2005, we will continue to focus on improving our collections process. Offsetting this expected improvement is an expected increase in the number of contracts involving progress billings and the impact of the Flextronics payments and the associated notes receivable. We expect to experience fluctuations in collections performance in individual quarters.

Inventories — net

Net inventory days, or NID, is a metric that approximates the average number of days from procurement to sale of our product.

The following table shows our quarterly NID (a):

(a)	NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days. Finished goods inventory includes certain direct and incremental costs associated with arrangements where title and risk of loss was transferred to the customer but revenue was deferred due to other revenue recognition criteria not being met. As of March 31, 2005 and March 31, 2004, these deferred costs totaled $799 and $407, respectively.

NID increased as of March 31, 2005 compared to March 31, 2004 primarily due to the increased deferred costs associated with deferred revenues as described in note (a) of the table above and an increase in inventory to meet new contract requirements, particularly in Asia Pacific for wireless projects, including BSNL.

In 2005, we expect that NID will fluctuate from quarter to quarter due in part to the fluctuations in deferred costs associated with deferred revenues and will normally be highest in the third quarter as inventory is held to support sales in the fourth quarter, which is typically our strongest quarter of the year in terms of revenues.

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

DPO increased to 59 days as of March 31, 2005 from 53 days as of March 31, 2004 as we placed additional focus on establishing competitive payment terms with our suppliers and improving the processing of payments to match payment terms.

DPO will normally be highest in the third quarter and lowest in the fourth quarter due to the impact of purchasing inventory in the third quarter to support sales in the fourth quarter, which is generally our strongest quarter of the year in terms of revenue. However, the lower DPO in the third and the higher DPO in the fourth quarter of 2004 did not reflect this trend primarily due to the impact of the project loss related to the BSNL project and the deferred cost increases in the fourth quarter as described above. DPO was also slightly higher in the first quarter of 2005 compared to the first quarter of 2004 due to the impact of the BSNL project.

While we will continue our focus on managing our DPO, we expect that DPO will continue to fluctuate on a quarter by quarter basis. However, we expect DPO to be highest in the third quarter and lowest in the fourth quarter due to the impact of purchasing inventory in the third quarter to support sales in the fourth quarter, which is generally our strongest quarter of the year in terms of revenue.

Investing activities

For the three months ended March 31, 2005, cash flows from investing activities were $27 and were primarily due to proceeds of $83 including $76 related to the transfer of certain manufacturing assets to Flextronics and $7 from the sale of certain investments and businesses which we no longer considered strategic. These amounts were partially offset by $54 in plant and equipment expenditures and $2 associated with acquisitions of certain investments and businesses.

For the three months ended March 31, 2004, cash flows from investing activities were $14 and were primarily due to proceeds of $55 from the sale of certain investments and businesses which we no longer considered strategic including $17 related to the sale of the common shares of Arris Group and $33 related to the sale of the common shares of Entrust. We also recorded proceeds of $5 primarily from the sale of plant and equipment in the U.S. These amounts were partially offset by $43 in plant and equipment expenditures and $3 associated with acquisitions of certain investments and businesses.

Financing activities

For the three months ended March 31, 2005, cash flows used in financing activities were $21 and were primarily due to dividends of $14 primarily paid by NNL related to its outstanding preferred shares and a reduction of our notes payable by a net of $6.

For the three months ended March 31, 2004, cash flows used in financing activities were $82 and were primarily due to $97 used to reduce our long-term debt, a reduction of our notes payable by a net of $3, a repayment of capital leases payable of $3 and dividends of $9 paid by NNL related to its outstanding preferred shares. These amounts were partially offset by $30 of proceeds from the issuance of Nortel Networks Corporation common shares from the exercise of stock options. The reduction of our long-term debt was primarily due to the extinguishment of debt of $87 related to the purchase of land and two buildings in the U.S.

In the first quarter of 2005, our cash decreased $35 due to unfavorable effects of changes in foreign exchange rates. Approximately $32 of the unfavorable impact was the result of unfavorable changes in the euro and the British pound against the U.S. dollar.

In the first quarter of 2004, our cash increased $13 due to favorable effects of changes in foreign exchange rates. The increase was primarily a result of favorable changes in the British pound of approximately $20 partially offset by unfavorable changes in the euro of approximately $7.

In the first quarter of 2005, cash flows from our discontinued operations were $36 compared to net cash used of $3 in the first quarter of 2004, primarily due to the collection of a customer financing receivable.

Uses of liquidity

As of March 31, 2005, our cash requirements for the next 12 months are primarily expected to fund operations, including our investments in R&D and the following items:

•	debt service, including repayment of our debt of $1,275 due in February 2006;
•	our planned acquisition of PEC for an estimated $448, net of cash acquired;
•	costs relating to workforce reduction and other restructuring activities;
•	capital expenditures;
•	investments in certain businesses, including planned joint ventures in Asia Pacific;
•	pension and post-retirement benefits; and
•	costs in relation to the restatement activities, matters related to the Revenue Independent Review and other related matters, including regulatory and other legal proceedings.

We believe that we have sufficient cash to repay our debt of $1,275 due in February 2006. However, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility.

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

Contractual cash obligations

Our contractual cash obligations for long-term debt, purchase obligations, operating leases, outsourcing contracts, obligations under special charges, pension, post-retirement and post-employment obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of March 31, 2005 from the amounts disclosed as of December 31, 2004 in our 2004 Annual Report.

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

	March 31,	December 31,
	2005	2004

Drawn and outstanding — gross	$56	$118
Provisions for doubtful accounts	(39)	(38)

Drawn and outstanding — net (a)	17	80
Undrawn commitments	64	69

Total customer financing	$81	$149

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the unaudited consolidated balance sheets.

During the three months ended March 31, 2005 and 2004, we entered into certain agreements to restructure and/or settle various customer financing and related receivables including rights to accrued interest. As a result of these transactions, we received cash consideration of approximately $110 ($36 of the proceeds was included in discontinued operations) and $15, to settle outstanding receivables with a net carrying value of $100 ($33 of the net carrying value was included in discontinued operations) and $14, respectively.

During the three months ended March 31, 2005 and 2004, we reduced undrawn customer financing commitments by $5 and $114, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of March 31, 2005, all undrawn commitments were available for funding under the terms of the financing agreements.

Acquisitions

On April 26, 2005, we announced that Nortel Networks Inc., a wholly owned subsidiary of NNL, had entered into an agreement with PEC, providing for the acquisition of all of the outstanding shares of PEC for $15.50 per share in cash, or approximately $448 (net of cash acquired), plus transaction costs and expenses. The acquisition is subject to certain conditions, including the successful completion of a tender offer and regulatory approvals. We currently expect to complete the acquisition during the second quarter of 2005.

Sources of liquidity

As of March 31, 2005, we had cash of $3,431, excluding $81 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business overview — Our strategy and outlook”), fund our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers changes from what we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. In the future, we may seek additional funds from liquidity generating transactions and other sources of external financing. We continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. Our ability and willingness to access the capital markets is based on many factors including market conditions and overall financial objectives. Currently, our ability is limited due to the impact of the delay in filing the Reports and the findings of the Independent Review and related matters. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed or that liquidity generating transactions or financings will be available to us on acceptable terms. In addition, we have not assumed the need to make any payments in respect of judgments, settlements, fines or other penalties in connection with our pending civil litigation or investigations related to the First Restatement and Second Restatement, which could have a material adverse effect on our financial condition or liquidity, other than anticipated professional fees and expenses. See “Risk factors/forward looking statements”.

As of the first quarter of 2005, we have received proceeds of approximately $85 relating to the Flextronics transaction. We expect to receive an additional portion of the total expected net proceeds of $675 to $725 from the Flextronics transaction which is expected to be partially offset by cash outflows attributable to direct transaction costs and other costs associated with the transaction. In 2005, we expect the contribution to cash flow from investments and customer financing asset sales to be substantially lower. The sale of a customer financing receivable for cash consideration of $110 in the first quarter of 2005 is expected to be the only significant customer financing asset sale in 2005. Although we do not have any significant debt repayments planned in 2005, we have a $1,275 debt due in February 2006. We believe that we have sufficient cash to repay this debt; however, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility.

Credit facilities

As of March 31, 2005, we had no material credit facilities in place.

Available support facility

On February 14, 2003, NNL entered into the EDC Support Facility. As of March 31, 2005, the facility provided for up to $750 in support including:

•	$300 of uncommitted revolving support for performance bonds or similar instruments, of which $145 was outstanding;
•	$150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized; and
•	$300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $68 was outstanding.

For additional information relating to the EDC Support Facility subsequent to March 31, 2005 and waivers obtained in connection with certain defaults arising under the EDC Support Facility from the delay in filing the Reports, see “Developments in 2005 — Nortel Audit Committee Independent Review; restatements; related matters — EDC Support Facility” and “Risk factors/forward looking statements”.

The EDC Support Facility provides that EDC may suspend its obligation to issue NNL any additional support if events occur that would have a material adverse effect on NNL’s business, financial position or results of operation. The EDC Support Facility will expire on December 31, 2006.

The EDC Support Facility does not materially restrict NNL’s ability to sell any of its assets (subject to certain maximum amounts) or to purchase or pre-pay any of its currently outstanding debt. The EDC Support Facility can be suspended or terminated if NNL’s senior long-term debt rating by Moody’s Investors Service, or Moody’s, has been downgraded to less than B3 or if its debt rating by Standard & Poor’s, or S&P, has been downgraded to less than B-.

As of March 31, 2005, NNL’s obligations under the EDC Support Facility were secured on an equal and ratable basis under the security agreements entered into by NNL and various of our subsidiaries that pledged substantially all of NNL’s and its subsidiaries’ assets in favor of the holders of NNL’s public debt securities and the holders of our 4.25% Convertible Senior Notes. As of March 31, 2005, the security provided under the security agreements was comprised of:

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

For information related to our outstanding public debt, see “Long-term debt, credit and support facilities” in note 9 of the accompanying unaudited consolidated financial statements. For additional financial information related to the security pledged, those subsidiaries providing guarantees as of March 31, 2005, see “Supplemental consolidating financial information” in note 20 of the accompanying unaudited consolidated financial statements. For information related to our debt ratings, see “Credit ratings” below. See “Risk factors/forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our EDC Support Facility in the future.

Shelf registration statement and base shelf prospectus

In 2002, we and NNL filed a shelf registration statement with the SEC on May 13, 2002 and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of March 31, 2005, approximately $1,700 under the shelf registration statement and base shelf prospectus had been utilized. As of June 6, 2004, the Canadian base shelf prospectus expired. As a result of the delayed filing of the Reports, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months. For the same reasons, we are also unable to permit holders of our prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights would again become exercisable upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the Nortel Networks Corporation common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract and Unit Agreement which governs the purchase contracts, we have agreed to use commercially reasonable efforts to have, in effect, a registration statement covering the Nortel Networks Corporation common shares to be delivered and to provide a prospectus in connection therewith. We do not believe that we will be able, through the use of commercially reasonable efforts, to have an effective long form registration statement relating to the exercise of certain “early settlement” rights by holders of our prepaid forward purchase contracts on file with the SEC in advance of August 15, 2005. Accordingly, holders continue not to be able to exercise these rights in advance of the otherwise applicable settlement date of August 15, 2005. See “Risk factors/forward looking statements”.

Credit ratings

	Rating on long-term	Rating on
	debt issued or	preferred shares
	guaranteed by Nortel	issued by
	Networks Limited/Nortel	Nortel Networks
Rating agency	Networks Corporation	Limited	Last change

Standard & Poor’s Ratings Service	B–	CCC–	April 28, 2004

Moody’s Investors Service, Inc.	B3	Caa3	November 1, 2002

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

The following table provides information related to these types of bonds as of:

	March 31,	December 31,
	2005	2004

Bid and performance related bonds (a)	$265	$362
Other bonds (b)	44	68

Total bid, performance related and other bonds	$309	$430

(a)	Net of restricted cash and cash equivalents amounts of $38 and $36 as of March 31, 2005 and December 31, 2004, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $35 and $28 as of March 31, 2005 and December 31, 2004, respectively.

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

Any bid or performance related bonds with terms that extend beyond December 31, 2006 are currently not eligible for the support provided by this facility. See “Liquidity and capital resources — Sources of liquidity — Available support facility” for additional information on the EDC Support Facility and the security agreements and see “Developments in 2005 — Nortel Audit Committee Independent Review; restatements; related matters — EDC Support Facility” for developments in connection with the EDC Support Facility subsequent to March 31, 2005.

Receivables securitization transactions

We have agreed to indemnify some of our counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require us to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of March 31, 2005, we had approximately $205 of securitized receivables which were subject to repurchase under this provision, in which case, we would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2005, or collection of the receivable amount by the counterparty. We are generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments or receivable repurchases under these agreements and no significant liability has been accrued in the accompanying unaudited consolidated financial statements with respect to the obligation associated with these guarantees.

Application of critical accounting policies and estimates

Our accompanying unaudited consolidated financial statements are based on the selection and application of accounting policies generally accepted in the U.S., which require us to make significant estimates and assumptions. We believe that the following accounting policies and estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates: revenue recognition, provisions for doubtful accounts, provisions for inventory, provisions for product warranties, income taxes, goodwill valuation, pension and post-retirement benefits, special charges and other contingencies.

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

We have not identified any changes to the nature of our critical accounting policies and estimates as described in our 2004 Annual Report other than the material changes in the recorded balances and other updates noted below. For further information related to our critical accounting policies and estimates, see our 2004 Annual Report.

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	March 31,	December 31,
	2005	2004

Gross accounts receivable	$2,887	$2,660
Provision for doubtful accounts	(107)	(109)

Accounts receivable — net	$2,780	$2,551

Accounts receivable provision as a percentage of gross accounts receivables	4%	4%

Gross long-term receivables	$96	$159
Provision for doubtful accounts	(66)	(65)

Net long-term receivables	$30	$94

Long-term receivable provision as a percentage of gross long-term receivables	69%	41%

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

The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	March 31,	December 31,
	2005	2004

Gross inventory	$2,781	$2,923
Inventory provisions	(1,087)	(1,141)

Inventories — net (a)	$1,694	$1,782

Inventory provisions as a percentage of gross inventory	39%	39%

(a)	Includes long-term portion of inventory related to the deferred costs which is included in other assets.

As of March 31, 2005, our inventory provisions as a percentage of gross inventory were 39%. We have recorded inventory provisions related to continuing operations of $1,087 as of March 31, 2005 and $1,141 as of December 31, 2004. Inventory provisions decreased due to $6 as a result of foreign exchange fluctuations, reclassifications and other adjustments, $32 of scrapped inventory and $33 of reductions due to sale of inventory offset by $17 of additional inventory provisions. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

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

We accrue for warranty costs as part of our cost of revenues based on associated material costs and technical support labor costs. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the product. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer warranty claims and projected claims within the warranty period.

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the unaudited consolidated balance sheets as of:

March 31,
2005

Balance as of December 31, 2004	$275
Payments	(56)
Warranties issued	42
Revisions	(3)

Balance as of March 31, 2005	$258

We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon warranty terms, ongoing product failure rates, historical material replacement costs and the associated labor to correct the product defect. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual is based, our gross margin could be negatively affected.

Tax asset valuation

Our net deferred tax assets balance, excluding discontinued operations, was $3,810 at March 31, 2005 and $3,847 at December 31, 2004. The $37 decrease was primarily due to the impact of foreign exchange effects related primarily to the British pound and a drawdown of deferred tax assets in profitable jurisdictions. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which are available to reduce future taxes payable in our significant tax jurisdictions. Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.

We assess the realization of these deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. The main factors that we consider include:

•	cumulative losses in recent years;
•	history of loss carryforwards and other tax assets expiring;
•	the carryforward period associated with the deferred tax assets;
•	the nature of the income that can be used to realize the deferred tax assets;
•	our net earnings (loss); and
•	future earnings potential determined through the use of internal forecasts.

In evaluating the positive and negative evidence, the weight given to each type of evidence must be proportionate to the extent to which it can be objectively verified. If it is our belief that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded.

Primarily as a result of losses realized in 2001 and 2002, we concluded that it was more likely than not that a portion of our deferred tax assets would not be realized. Accordingly, an income tax valuation allowance has been recorded against these deferred income tax assets. However, due to the fact that the majority of the carryforwards do not expire in the near future, our extended history of earnings in our material tax jurisdictions exclusive of 2001 and 2002, and our future expectations of earnings, we concluded that it is more likely than not that the remaining net deferred income tax asset recorded as of March 31, 2005 will be realized.

In the first quarter of 2005, our gross income tax valuation allowances decreased to $3,589 as of March 31, 2005 compared to $3,596 as of December 31, 2004. The decrease was primarily due to the impacts of foreign exchange offset by additional valuation allowances against current period losses in certain jurisdictions. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of March 31, 2005 were appropriate.

We continue to review all available positive and negative evidence on a jurisdictional basis and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our net earnings.

Goodwill valuation

The carrying value of goodwill was $2,260 as of March 31, 2005 and $2,303 as of December 31, 2004. The decrease primarily relates to the divestiture of our manufacturing operations to Flextronics and foreign exchange fluctuations associated with the minority interests in our French and German operations.

Due to the change in our operating segments and reporting units as described in “Business overview — Our segments”, a triggering event occurred requiring a goodwill impairment test in the quarter in accordance with SFAS No. 142, “Goodwill and other Intangible Assets”. We performed this test and concluded that there was no impairment.

Special charges

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of March 31, 2005, we had $61 in accruals related to workforce reduction charges and $290 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by Nortel or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.

Accounting changes and recent accounting pronouncements

Accounting changes

Our consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the U.S. For more information related to the accounting policies that we adopted as a result of new accounting standards, see “Accounting changes” in note 2 of the accompanying unaudited consolidated financial statements. The following summarizes the accounting changes that we have adopted:

•	The effect of contingently convertible debt on diluted earnings per share — the adoption of the Emerging Issues Task Force, or EITF, Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” in 2004 did not have an impact on our diluted earnings (loss) per share.
•	Accounting for certain financial instruments with characteristics of both liabilities and equity — the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in 2003 did not have a material impact on our results of operations and financial condition.

Recent accounting pronouncements

In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1. EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FASB Staff Position, or FSP, EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on our results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, or SFAS 151. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The guidance should be applied prospectively. We are currently assessing the impact of SFAS 151 on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the unaudited consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS 123, that will impact us, including the requirement to estimate employee forfeitures each period when recognizing compensation expense, and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for us as of January 1, 2006. We had previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS 148. We are currently assessing the impact of SFAS 123R on our results of operations and financial condition.

In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No., or FIN, 46 (Revised December 2003), Consolidation of Variable Interest Entities”, or FSP FIN 46R-5. FSP FIN 46R-5 provides guidance for a reporting enterprise on whether we hold an implicit variable interest in Variable Interest Entities, or VIEs, or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51”, or FIN 46R. We have determined the adoption of FSP FIN 46R-5 will not have an impact on our results of operations and financial condition.

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

The principal continuing reconciling differences that affect consolidated net earnings (loss) under Canadian GAAP are accounting for derivatives, financial instruments and goodwill impairment arising from historical differences in carrying value. We adopted new Canadian accounting standards for asset retirement obligations and for derivatives in 2004 that are substantially consistent with U.S. GAAP. Other historical differences between U.S. GAAP and Canadian GAAP were primarily due to facts and circumstances related to prior years that are not expected to affect future earnings (loss) under Canadian GAAP, including business combinations.

See note 19 of the accompanying unaudited consolidated financial statements for a reconciliation from U.S. GAAP to Canadian GAAP, including a description of the material differences affecting our unaudited consolidated statements of operations and unaudited consolidated balance sheets. There were no significant differences affecting the unaudited consolidated statements of cash flows.

Accounting changes

Under Canadian GAAP, we adopted the following accounting changes as more fully described in note 19(i) of the accompanying unaudited consolidated financial statements:

•	Derivative accounting — Effective January 1, 2004, we adopted Accounting Guideline 13, “Hedging Relationships”, or AcG-13, which establishes specific criteria for derivatives to qualify for hedge accounting. We had been previously applying these criteria under U.S. GAAP; therefore, there was no impact on adoption of AcG-13. Concurrent with the adoption of AcG-13, we also adopted the Canadian Institute of Chartered Accountants, or CICA’s, Emerging Issues Committee, or EIC, 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments”, or EIC 128. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 for the three months ended March 31, 2004.
•	Determining whether an arrangement contains a lease — In December 2004, the EIC issued abstract 150, “Determining Whether an Arrangement Contains a Lease”, or EIC 150. EIC 150 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of CICA Handbook Section 3065, “Leases”. The guidance in EIC 150 is based on whether the arrangement conveys to the purchaser the right to use a tangible asset, and is effective for us for arrangements entered into or modified after January 1, 2005. We have already adopted equivalent guidance under U.S. GAAP. The adoption of EIC 150 did not have any material impact on our results of operations or financial condition.

•	Financial Instruments — Presentation and Disclosure — In January 2004, the CICA issued amendments to CICA Handbook Section 3860, “Financial Instruments — Presentation and Disclosure” (“Section 3860”), to require obligations that must be or may be settled, at the issuer’s option, by a variable number of the issuer’s own equity instruments to be presented as liabilities. Thus, securities issued by an enterprise that give the issuer unrestricted rights to settle the principal amount in cash or in the equivalent value of its own equity instruments will no longer be presented as equity. The amendments to Section 3860 are applicable to us beginning January 1, 2005 on a retroactive basis. The adoption of the amendments to Section 3860 did not have any material impact on our results of operations and financial condition.

Outstanding share data

As of May 16, 2005, Nortel Networks Corporation had 4,268,236,086 outstanding common shares.

As of May 16, 2005, 292,519,839 issued and assumed stock options were outstanding and are exercisable for common shares of Nortel Networks Corporation on a one-for-one basis .

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

For a discussion of Environmental matters, see “Contingencies” in note 17 of the accompanying unaudited consolidated financial statements.

Legal proceedings

Nortel and/or certain of our directors and officers have been named as defendants in various class action lawsuits. We are unable to determine the ultimate aggregate amount of monetary liability or financial impact to us in these legal matters, which unless otherwise specified, seek damages from the defendants of material or indeterminate amounts. We are also a defendant in various other suits, claims, proceedings and investigations which are in the normal course of business. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations, financial condition and liquidity. We, and any of our named directors or officers, intend to vigorously defend these actions, suits, claims, proceedings and investigations. We are also subject to significant pending civil litigation and ongoing regulatory and criminal investigations in the U.S. and Canada which could require us to pay substantial judgments, settlements, fines or other penalties. For additional information related to our legal proceedings, see “Contingencies” in note 17 of the accompanying unaudited consolidated financial statements, the Legal Proceedings section of this report and “Risk factors/forward looking statements”.

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

For more information on the Comprehensive Review, Independent Review, First Restatement, Second Restatement and Revenue Independent Review, see the “MD&A” section of this report and Item 9A of the 2003 Annual Report and 2004 Annual Report.

As a result of these events, we have become subject to the following key risks, each of which is described in more detail below. Each of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

•	We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties.

•	We are subject to significant pending civil litigation, which if decided against us or as a result of settlement, could require us to pay substantial judgments, settlements or other penalties and could result in the potential dilution of our common shares.

•	Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.

•	We cannot predict the outcome of the Revenue Independent Review being undertaken by our Audit Committee.

•	We and our independent auditors have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting is ineffective, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

•	The governing principles of the Independent Review particularly as they relate to remedial measures may take time to implement.

•	The delayed filing of the Reports and related matters caused us to breach our public debt indentures. In addition, the delay in filing the Reports and related matters resulted in a breach of our obligations under the EDC Support Facility and caused us to seek waivers from EDC under the EDC Support Facility. Any future delays in filing our periodic reports could cause us to similarly breach our public debt indentures and our obligations under the EDC Support Facility and seek waivers from EDC under the EDC Support Facility. In such circumstances, it is possible that the holders of our public debt would seek to accelerate the maturity of that debt and EDC would not grant NNL further waivers.

•	Our credit ratings have been downgraded, we are currently unable to access in its current form our shelf registration statement filed with the SEC and NNL terminated the Five Year Facilities, each of which may affect our liquidity.

•	The delay in filing of the Reports caused us to be in breach of the continued listing requirements of the NYSE and TSX. Any future breach of the continued listing requirements of the NYSE and TSX could cause the NYSE and/or the TSX to commence suspension or delisting procedures in respect of Nortel Networks Corporation’s common shares or other of our or NNL’s listed securities.

•	Continuing negative publicity has and may adversely affect our business and the market price of our publicly traded securities.

•	We may not be able to attract or retain the personnel necessary to achieve our business objectives.

•	Ongoing SEC review may require us to amend our public disclosures further.

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

We are subject to significant pending civil litigation, which if decided against us or as a result of settlement, could require us to pay substantial judgments, settlements or other penalties and could potentially result in the dilution of our common shares.

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

We estimate that as of March 31, 2005 our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for at least the next twelve months. In making this estimate, we have not assumed the need to make any payments in connection with our pending civil litigation or investigations related to the First Restatement and Second Restatement, other than our anticipated professional fees and expenses. We believe that we have sufficient cash to repay our debt of $1,275 relating to NNL’s 6.125% notes due February 2006. However, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. We can provide no assurances that any capital markets transactions will be completed on favorable terms, or at all. Any material adverse legal judgments, fines, penalties or settlements arising from the pending civil litigation and investigations could require additional funding which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on our business, results of operations, financial condition and liquidity, including by:

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

As more fully discussed in “Developments in 2005 — Nortel Audit Committee Independent Review; restatements; related matters” and the

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

We and our independent auditors have identified a number of material weaknesses related to our internal control over financial reporting, five of which remain unremedied, and concluded that our internal control over financial reporting was ineffective as at December 31, 2004, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

Two material weaknesses in our internal control over financial reporting were identified at the time of the First Restatement. Over the course of Second Restatement, we and Deloitte identified a number of additional material weaknesses in our internal control over financial reporting. Deloitte confirmed to the Audit Committee these material weaknesses, listed below, on January 10, 2005:

•	lack of compliance with written Nortel procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;
•	lack of compliance with Nortel procedures for applying applicable GAAP to the initial recording of certain liabilities, including those described in SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;
•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including, but not limited to, revenue transactions;
•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;
•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel personnel; and
•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment; as reported in the Independent Review Summary set forth in Item 9A of the 2003 Annual Reports; there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

Our management assessed the effectiveness of our internal control over financial reporting as at December 31, 2004 pursuant to SOX 404 and the related SEC rules and concluded that our internal control over financial reporting was not effective as at December 31, 2004. Specifically, they concluded that the first five of these six material weaknesses continue to exist and existed as at December 31, 2004. Deloitte has also assessed the effectiveness of our internal control over financial reporting as at December 31, 2004 and has also concluded that our internal control over financial reporting was not effective as at December 31, 2004. The first five of these six material weaknesses remain unremedied. We continue to identify, develop and implement remedial measures to address these material weaknesses. These material weaknesses, if not fully addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in Item 9A of the 2003 Annual Report and the 2004 Annual Report. While our Board of Directors has approved the adoption of all of the recommendations for remedial measures contained in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review” in the “Controls and Procedures” section of our 2003 Annual Report on Form 10-K, and our management has adopted a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified above, we may be unable to address such material weaknesses in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings we make with the SEC and OSC.

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

The delayed filing of the Reports and related matters caused us to breach our public debt indentures. In addition, the delay in filing the Reports and related matters resulted in a breach of our obligations under the EDC Support Facility and caused us to seek waivers from EDC under the EDC Support Facility. Any future delays in filing our periodic reports could cause us to similarly breach our public debt indentures and our obligations under the EDC Support Facility and seek waivers from EDC under the EDC Support Facility. In such circumstances, it is possible that the holders of our public debt would seek to accelerate the maturity of that debt and EDC would not grant NNL further waivers.

As a result of the delayed filing of the Reports, we and NNL breached our obligations to deliver the Reports to the trustees under our and NNL’s public debt indentures. With the filing of the 2005 First Quarter Reports with the SEC and the delivery of the 2005 First Quarter Reports to the trustees under our and NNL’s public debt indentures, we and NNL will be in compliance with our delivery obligations under the public debt indentures.

The delayed filings did not result in an automatic event of default and acceleration of the outstanding long-term debt and such default and acceleration could not have occurred unless notice of such non-compliance from holders of not less than 25% of the outstanding principal amount of any relevant series of debt securities was provided to us or NNL, as applicable, and we or NNL, as applicable, failed to deliver the relevant report within 90 days after such notice was provided, all in accordance with the terms of the indentures. While such notice could have been given at any time after March 30, 2004 as a result of the delayed filings of the Reports, neither we nor NNL received a notice.

As a result of the delayed filing of our Reports and the Related Breaches, we were also required to seek waivers from EDC under the EDC Support Facility. On May 31, 2005, NNL obtained the Permanent Waiver of the Related Breaches by NNL under the EDC Support Facility. With the filing of the 2005 First Quarter Reports and the Permanent Waiver, NNL will be in compliance with its obligations under the EDC Support Facility.

Any future delay in the filing of our periodic reports with the SEC would similarly result in a breach of our public debt indentures and require us to seek additional waivers from EDC under the EDC Support Facility, which could reduce our access to the EDC Support Facility and may adversely affect our liquidity. In such circumstances, it is possible that the holders of our public debt would seek to accelerate the maturity of that debt and that EDC would not grant an additional waiver or that the terms of such a waiver would be unfavorable.

Our credit ratings have been downgraded, we are currently unable to access, in its current form, our shelf registration statement filed with the SEC and NNL terminated the Five Year Facilities, each of which may adversely affect our liquidity.

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

Further, as a result of the delayed filing of the Reports, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months. As a result, our ability to access the capital markets is constrained, which may adversely affect our liquidity.

The delay in filing the Reports caused us to be in breach of the continued listing requirements of the NYSE and TSX. Any future breach of the continued listing requirements of the NYSE or TSX could cause the NYSE and/or the TSX to commence suspension or delisting procedures in respect of Nortel Networks Corporation common shares or other of our or NNL’s listed securities.

As a result of the delay in filing the Reports, we were in breach of the continued listing requirements of the NYSE and TSX. With the filing and delivery of the 2005 First Quarter Reports, we will be in compliance with the continued listing requirements of the NYSE and TSX. However, any future breach of the continued listing requirements could cause the NYSE or TSX to commence suspension or delisting procedures in respect of our or NNL’s listed securities. The commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange.

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

As a result of the First Restatement and Second Restatement, we have been the subject of continuing negative publicity. This negative publicity has contributed to significant declines in the prices of our publicly traded securities. This negative publicity has and may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could affect our financial performance or financial condition. We also believe that many of our employees are operating under stressful conditions, which reduce morale and could lead to increased employee turnover. Continuing negative publicity could have a material adverse effect on our business and the market price of our publicly traded securities.

As a result of the delay in the filing of the 2004 Annual Reports (containing our audited consolidated financial statements for the year ended December 31, 2004), we were required to apply to the Ontario Superior Court of Justice for an order permitting the postponement of our 2004 Annual Shareholders’ Meeting, or the Meeting. The Ontario Superior Court of Justice granted that order, which permitted us to extend the time for calling the Meeting to a date not later than June 30, 2005. The order permitted us to comply with a specific SEC rule which requires us, in our circumstances, to provide to shareholders our 2004 audited financial statements either prior to or concurrently with the mailing of proxy materials for the Meeting. The postponement has, among other things, contributed to the continuing negative publicity related to us, which may adversely affect our business and the market price of our publicly traded securities.

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

In connection with the delay in filing our 2003 Annual Reports, as of March 10, 2004, we suspended the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the 2000 Plan or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in Nortel’s stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investments plans until such time as, at the earliest, we are in compliance with U.S. and Canadian regulatory securities filing requirements. On May 31, 2004, the OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in Nortel Networks Corporation’s securities and those of NNL. Now that we and NNL have become current with our financial reporting obligations for the first quarter of 2005 under Ontario securities laws, we and NNL plan to apply to the OSC to have this order revoked. Such revocation will be at the discretion of the OSC. Accordingly, our ability to provide employees with the opportunity to participate in Nortel stock option plans, restricted stock unit plans and employee investment and share purchase plans has been adversely affected and certain employees have not been able to trade in our securities. The current suspension of these programs and OSC trading order, and any future suspension or OSC order, may have a material adverse effect on our ability to hire, assimilate in a timely manner and retain qualified personnel.

In addition, in 2004 we terminated for cause our former president and chief executive officer, former chief financial officer, former controller and seven additional individuals with significant responsibilities for financial reporting. We have also commenced litigation against our former president and chief executive officer, former chief financial officer and former controller, seeking the return of payments made to them under our bonus plan in 2003. In August and September 2004, as part of our new strategic plan, we announced an anticipated workforce reduction of approximately 3,250 employees. Approximately 73% of employee actions related to the focused workforce reduction were completed by March 31, 2005, including approximately 62% that were notified of termination or acceptance of voluntary retirement, with the remainder comprised of voluntary attrition of employees that were not replaced. The remainder of employee actions is expected to be completed by June 30, 2005. In addition, in 2001, 2002 and 2003, we implemented a company-wide restructuring plan, which included a reduction of approximately two-thirds of our workforce over the three-year period.

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

Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to execute our strategic plan, including the planned workforce reductions, without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies at competitive prices, the effectiveness of our internal processes and organizations and the retention of qualified personnel;
•	our ability to focus on the day-to-day operation of our business while implementing improvements in our internal controls and procedures, including our accounting systems, and addressing the civil litigation actions and investigations related to our restatements;
•	our ability to successfully implement programs to stimulate customer spending by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their networks;
•	our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;
•	our ability to successfully manage our manufacturing operations, which are substantially outsourced to contract manufacturers;
•	our ability to successfully comply with increased and complex regulations;
•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;
•	increased price and product competition in the networking industry, including from low cost competitors;
•	our ability to compete with low cost competitors, including those offering attractive customer financing arrangements;
•	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities, provisions and other items in our unaudited consolidated financial statements;
•	the impact of changes in global capital markets and interest rates on our pension plan assets and obligations;
•	fluctuations in our gross margins;
•	the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;
•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;
•	our ability to make investments, including acquisitions, to strengthen our business;

•	the ability of our customers and suppliers to obtain financing to fund capital expenditures;
•	variations in sales channels, product costs and the mix of products sold;
•	the size and timing of customer orders and shipments;
•	our ability to obtain payment from customers on a timely basis;
•	our ability to continue to obtain customer performance bonds and contracts;
•	our ability to maintain appropriate inventory levels;
•	the impact of acquired businesses and technologies;
•	our ability to fund and sustain our research and development activities;
•	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products; and
•	the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage.

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

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures and debt repayments, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. In addition, if the industry or our current condition deteriorates, notwithstanding the EDC Support Facility, an increased portion of our cash and cash equivalents may be restricted as cash collateral for customer performance bonds and contracts. As of March 31, 2005, we believe our cash on hand will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. In making this estimate, we have not made provision for any material payments in connection with our pending civil litigation actions and investigations related to the First Restatement and Second Restatement, other than our anticipated professional fees and expenses. We believe that we have sufficient cash to repay our debt of $1,275 relating to NNL’s 6.125% notes due February 2006. However, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. We can provide no assurances that any capital markets transactions will be completed on favorable terms, or at all. Any material adverse legal judgments, fines, penalties or settlements arising from these pending civil litigation actions and investigations could require additional funding which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on our liquidity, which could be very significant.

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

Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future or accessing other sources of funding;
•	a high debt level may affect our ability to refinance our existing debt, including the $1,275 of debt relating to NNL’s 6.125% Notes due February 2006 should we decide to do so;
•	we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;
•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and
•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities including acquisitions, R&D projects or product design enhancements.

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to secure alternative support for certain obligations arising out of our normal course business activities.

The EDC Support Facility may not provide all the support we require for certain of our obligations arising out of our normal course of business activities. As of May 16, 2005, there was approximately $228 of outstanding support utilized under the EDC Support Facility, approximately $160 of which was outstanding under the small bond sub-facility. In addition, bid and performance related bonds with terms that extend beyond December 31, 2006, which, absent any early termination of the EDC Support Facility, is the expiry date of this facility, are currently not eligible for the support provided by the EDC Support Facility. Given that the EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 days, we may need to increase our use of cash collateral to support these obligations beginning on January 1, 2006 absent a further extension of the facility. Unless EDC agrees to extend the facility or agrees to provide support outside the scope of the facility, we may be required to provide cash collateral to support these obligations. We cannot provide any assurance that we will reach an agreement with EDC on these matters. Under the terms of the waiver letter with EDC dated March 29, 2004, EDC may also suspend its obligation to issue NNL any additional support if events occur that have a material adverse effect on NNL’s business, financial position or results of operations. If we do not have access to sufficient support under the EDC Support Facility, and if we are unable to secure alternative support, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which could adversely affect our ability to fund some of our normal course business activities, capital expenditures, R&D projects and our ability to borrow in the future.

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

We also cannot be sure that the metro optical portion of our Carrier Packet Networks business will continue to represent as large of a percentage of our overall Carrier Packet Networks revenues as we expect, or that our current growth in carrier VoIP will continue, or that the continued decline in sales of our traditional circuit switching solutions will not decline more rapidly than we anticipate, any or all of which may materially and adversely affect our results of operations and financial condition.

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

As an increasing proportion of our business may be denominated in currencies other than U.S. dollars, fluctuations in foreign currency exchange rates may have an adverse impact on our business, results of operations and financial condition. Our primary currency exposures are to Canadian dollars, British pounds and the euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve. For instance, if we increase our presence in emerging markets, we may see an increase in our exposure to emerging market currencies, for example, the Indian rupee. These currencies may be affected by internal factors and external developments in other countries. Also, our ability to enter into normal course derivative or hedging transactions in the future may be impacted by our current credit condition. We cannot predict whether foreign exchange losses will be incurred in the future, and significant foreign exchange rate fluctuations may have a material adverse effect on our business, results of operations and financial condition.

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

In the U.S., on February 20, 2003, the Federal Communications Commission, or FCC, announced a decision in its triennial review proceeding of the agency’s rules regarding unbundled network elements, or UNE. The text of the FCC’s order and reasons for the decision were released on August 21, 2003. The uncertainty surrounding the impact of the FCC’s decision, judicial review of the decision, the adoption of interim rules, and the subsequent adoption of new unbundling rules with an effective date of March 11, 2005 is affecting, and may continue to affect, the decisions of certain of our U.S.-based service provider customers regarding investment in their telecommunications infrastructure. These UNE rules and/or material changes in other country-specific telecommunications or other regulations may affect capital spending by certain of our service provider customers, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our publicly traded securities have experienced, and may continue to experience, substantial price volatility, including considerable decreases, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by our competitors and us, including our announcements related to the Independent Review, the Revenue Independent Review, our management changes, the First Restatement and the Second Restatement, the regulatory and criminal investigations, the class action litigations and other civil proceedings and related matters. Our credit quality, any equity or equity related offerings, operating results and prospects, restatements of previously issued financial statements, any exclusion of our publicly traded securities from any widely followed stock market indices, among other factors, will also affect the market price of our publicly traded securities.

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

We are unable to permit holders of our prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights would again become exercisable upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract and Unit Agreement, which governs the purchase contracts, we have agreed to use commercially reasonable efforts to have in effect a registration statement covering the common shares to be delivered and to provide a prospectus in connection therewith. We do not believe that we will be able, through the use of commercially reasonable efforts, to have an effective long-form registration statement relating to the exercise of certain “early settlement” rights by holders of our prepaid forward purchase contracts on file with the SEC in advance of August 15, 2005. Accordingly, holders continue not to be able to exercise these rights in advance of the otherwise applicable settlement date of August 15, 2005.

On June 12, 2002, concurrent with the closing of a public offering of our common shares, 28,750 equity units were sold, each initially evidencing ownership of a prepaid forward purchase contract, or purchase contract, entitling the holder to receive our common shares, and specified zero-coupon U.S. treasury strips. As of May 16, 2005, 3,840 purchase contracts were outstanding. The aggregate number of our common shares issuable on the settlement date of the remaining purchase contracts will be between approximately 65 million and 78 million shares, subject to certain anti-dilution adjustments (which include adjustments for a possible consolidation of our common shares), depending on the applicable market value of Nortel Networks Corporation common shares. The settlement date for each purchase contract is August 15, 2005, subject to acceleration or early settlement in certain cases.

If we are involved in a merger, amalgamation, arrangement, consolidation or other reorganization event (other than with or into NNL or certain other subsidiaries) in which all of our common shares are exchanged for consideration of at least 30% of the value of which consists of cash or cash equivalents, then a holder of purchase contracts may elect to accelerate and settle some or all of its purchase contracts, for our common shares. The settlement date under each purchase contract will automatically accelerate upon the occurrence of specified events of bankruptcy, insolvency or reorganization with respect to us. Upon acceleration of the settlement date, holders will be entitled to receive 20,263.12 common shares per purchase contract (regardless of the market price of our common shares at that time), subject to some anti-dilution adjustments. An acceleration of the settlement date of our purchase contracts could contribute to volatility in the market price of Nortel Networks Corporation common shares.

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

Negative developments associated with our supply contracts and contract manufacturing agreements including in our Carrier Packet Networks segment as a result of using a sole supplier for key optical components of our Carrier Packet Networks solutions may materially and adversely affect our business, results of operations, financial condition and supply relationships.

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

In particular, we currently rely on a sole supplier, Bookham, for key optical components of the optical networks portion of our Carrier Packet Networks solutions and our supply of such components used in our solutions could be materially adversely affected by adverse developments in the supply arrangement with that supplier. In February 2005, we agreed to waive for a period of time Bookham’s obligation to maintain a minimum cash balance under certain secured and unsecured notes and in May 2005 we entered into an agreement to adjust the prepayment provisions under these notes and an amendment to our supply agreement with Bookham to provide certain product price increases and accelerated purchase orders and invoice payment terms. The inability of such supplier to meet its contractual obligations under our supply arrangements and of us to make alternative arrangements could have a material adverse effect on our revenues, cash flows and relationships with our customers.

Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts and products from suppliers, contract manufacturers, and internal manufacturing capacity. As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced, or are in the process of outsourcing, substantially all of our manufacturing capacity to contract manufacturers, including an agreement with Flextronics announced on June 29, 2004 regarding the divestiture of certain of our manufacturing operations and related activities. The transfer to Flextronics of our optical design operations and related assets in Ottawa, Canada and Monkstown, Northern Ireland was completed in the fourth quarter of 2004. In the first quarter of 2005, we completed the portion of the transaction relating to our manufacturing activities in Montreal, Canada. We and Flextronics are currently discussing the timing of the closing of the balance of the remaining transaction in order to optimize the business transition between the companies. As a result of these discussions, it is now expected that the balance of the transaction relating to the manufacturing operations in Chateaudun, Calgary and Monkstown will close by the end of the first quarter of 2006. As a result, we and Flextronics intend to enter into an amendment agreement to extend the term of the original agreement and offer to reflect this updated schedule. These transitions are subject to customary conditions and regulatory approvals. Upon the completion of the divestiture, a significant portion of our supply chain will be concentrated with Flextronics. We work closely with our suppliers and contract manufacturers to address quality issues and to meet increases in customer demand, when needed, and we also manage our internal manufacturing capacity, quality, and inventory levels as required. However, we may encounter shortages or interruptions in the supply of quality components and/or products in the future. In addition, our component suppliers and contract manufacturers have experienced, and may continue to experience, a consolidation in the industry and financial difficulties, both of which may result in fewer sources of components or products and greater exposure to the financial stability of our suppliers. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

There is no assurance that we will be able to complete, on a timely basis or otherwise, the remaining portion of the transaction with Flextronics, which could materially and negatively impact our cash flows and operating results and impede achievement of our strategic goal to improve our business efficiency and operating cost performance.

Many of our current and planned products are highly complex and may contain defects or errors that are detected only after deployment in telecommunications networks, which could harm our reputation and adversely affect our business, results of operations and financial condition.

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

Market risk represents the risk of loss that may impact the consolidated financial statements of Nortel due to adverse changes in financial market prices and rates. Nortel’s market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in “Market Risk” in the MD&A section of this report and in our 2004 Annual Report filed with the SEC on May 2, 2005.

ITEM 4.	Controls and Procedures

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the current CEO and current CFO (William A. Owens and Peter W. Currie, respectively), pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures as at March 31, 2005 (the end of the period covered by this report) and as at May 31, 2005. The CEO and CFO were appointed to such positions as at April 28, 2004 and February 14, 2005, respectively.

In making this evaluation, the CEO and CFO considered, among other matters:

•	the Second Restatement and the revisions to our preliminary unaudited results for the year ended December 31, 2003;

•	the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee in January 2005 by WCPHD and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of our 2003 Annual Report;

•	the terminations for cause of our former president and chief executive officer, former chief financial officer, former controller and seven additional senior finance employees during the course of the Independent Review and the reasons therefor as described in the Independent Review Summary;

•	the material weaknesses in our internal control over financial reporting that we and our external auditor, Deloitte, have identified (as more fully described below);

•	the measures we have identified, developed and begun to implement, beginning in November 2003, to remedy those material weaknesses (as more fully described below);

•	management’s assessment of our internal control over financial reporting and conclusion that our internal control over financial reporting was not effective as at December 31, 2004, and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, included in Item 8 and Item 9A of our 2004 Annual Report; and

•	the decision of the Audit Committee to undertake the Revenue Independent Review (as more fully described below).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures as at March 31, 2005 and as at May 31, 2005 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

In light of this conclusion and as part of the extensive work undertaken in connection with the Second Restatement, the preparation of our 2004 Annual Report and this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

* * * * * *

Material Weaknesses in Internal Control Over Financial Reporting

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

As previously disclosed in Item 9A of our 2004 Annual Report, management, including the current CEO and current CFO, assessed the effectiveness of our internal control over financial reporting as at December 31, 2004 and concluded that five material weaknesses in our internal control over financial reporting existed as at December 31, 2004.

These material weaknesses, which remain unremedied, are:

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

As used above, the term “material weakness” means a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

For additional information with respect to the material weaknesses and other deficiencies identified at the time of the First Restatement and the Second Restatement, as well as certain additional background information regarding the First Restatement and the Second Restatement, see Item 9A of our 2003 Annual Report and 2004 Annual Report, note 3 to the audited consolidated financial statements accompanying our 2003 Annual Report and “— Developments in 2004 — Restatements” in the MD&A section of our 2003 Annual Report.

* * * * * *

Changes in Internal Control Over Financial Reporting and Remedial Measures

We continue to identify, develop and begin to implement remedial measures to strengthen our internal control over financial reporting and address the material weaknesses in our internal control over financial reporting. At the recommendation of the Audit Committee, the Board of Directors adopted all of the recommendations for remedial measures contained in the Independent Review Summary. The governing principles of the recommendations developed by WCPHD and provided to the Audit Committee were the following:

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

The Board of Directors has directed management to develop a detailed plan and timetable for the implementation of these recommendations and will monitor their implementation. Management has begun to address certain of these recommendations as set forth in more detail below and is also in the process of reviewing its other remedial measures in light of these recommendations.

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

•	Appointment of New Senior Leadership with High Ethical and Moral Standards.

•	In April 2004, we terminated for cause our former president and chief executive officer, former chief financial officer and former controller (the former chief financial officer and former controller having been placed on paid leaves of absence in March 2004), and in August 2004, we terminated for cause seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic regions.

•	We appointed new senior leadership with high ethical and moral standards: In April 2004, we appointed a new permanent CEO, and in March 2004, we appointed an interim CFO and Controller, who each became permanent in April 2004. Since then we appointed a new CFO, Peter Currie, in February 2005, and a new controller, Paul W. Karr, in May 2005, both more fully described below.

•	Emphasis by New Senior Management of Honesty and Ethical Behavior.

•	In August 2004, we adopted a new strategic plan that includes a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer, which has now been filled with the permanent appointment of Susan E. Shepard, effective February 21, 2005.

•	Emphasis on Reliable and Transparent Financial Reporting.

•	Over the course of and subsequent to the Second Restatement process, our current CEO, William A. Owens, our CFO through the Second Restatement process, William R. Kerr, and starting February 14, 2005, our current CFO, Peter Currie, have communicated to employees the importance of the Second Restatement process and the ongoing need for reliable and transparent financial reporting and ethical conduct. Those communications included formal presentations as part of our annual executive conference in November 2004. Additionally, our CFO through the Second Restatement process and our current CFO have encouraged finance personnel to bring matters of concern to management’s attention without fear of retribution.

•	Beginning in July 2004, we have emphasized the importance of internal control over financial reporting throughout the organization, including through numerous education sessions, to various levels of management.

•	Beginning in September 2004, we implemented mandatory training procedures for senior management with respect to our internal “back-up” certification process, with an emphasis on the accountability of senior management both for their individual areas of responsibility and for the business as a whole as members of the senior leadership team.

•	Beginning in 2004, we implemented a process to increase visibility to management after the close of a financial period of potential adjustments to the financial statements.

•	Alignment of Leadership Compensation with Financial Accountability.

•	In June 2004, management recommended, the joint leadership resources committee recommended and the Board of Directors subsequently approved the inclusion of financial accountability as a key qualitative factor in the individual leadership performance objectives for determination of incentive cash awards under our annual incentive plan.

•	In January 2005, we received notification from certain senior executives that they would as a matter of corporate leadership and integrity pay an amount equal to their “Return to Profitability” bonuses, conveying their deep disappointment over the circumstances that led to the Second Restatement and their determination to make it clear to employees, investors and others that such activities are unacceptable to them.

•	Extended Balance Sheet Reviews. In March 2005, we implemented extended and enhanced balance sheet review procedures for financial periods beginning with the third quarter of 2004, as follows:

•	We have scheduled regular balance sheet reviews across all segments and major statutory entities in advance of our periodic report filings; and

•	We clarified accountability within Nortel for review of significant balance sheet accounts and required specific focus on accounts involving significant estimates and judgments.

•	Finance Department Organizational Structure. We announced, and have begun to implement, plans to transform our finance organization, which include a renewed commitment to transparency, accuracy, accountability and competency as fundamental goals. Measures we have begun to implement include:

•	In the first quarter of 2004, we began to enhance our global technical accounting group and established global revenue governance and global finance governance teams.

•	In March 2004, we began hiring additional full-time finance personnel (with a focus on qualified accounting professionals) as part of an initiative introduced by the CFO at that time, William R. Kerr, and the controller at that time, MaryAnne E. Pahapill. This initiative is aimed at both strengthening the finance organization’s technical skills and experience, including at a senior level, and addressing employee attrition.

•	In May 2005, we appointed Paul W. Karr, an experienced financial and accounting executive and an expert in U.S. GAAP, as controller.

•	We established a global corporate finance Sarbanes-Oxley compliance group beginning in the third quarter of 2004.

•	We engaged Accenture, a global management consulting and technology services firm, in the third quarter of 2004 to assess the finance organization’s structure, processes and systems. The assessment was completed in February 2005. We appointed a global finance transformation leader in the first quarter of 2005 and expect to begin the detailed design phase of our finance transformation project in the later portion of the second quarter of 2005. We expect the implementation of this project will continue into 2007 and will include, among other things, implementing an information technology platform (SAP) to provide an integrated global financial system.

•	In connection with our assessment of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we began to modify or enhance existing processes and implement new control activities, including improved levels of documentation, and enhanced monitoring and supervision of processes such as reconciliation of account balances and compliance with internal policies.

•	Training Initiatives.

•	We re-established our formal training group in the second quarter of 2004 (led by the global finance governance team described above) to implement ongoing training programs for finance personnel globally to strengthen the finance organization’s technical skills and experience. The groups’ focus includes training with respect to SFAS No. 5; accounting for hedging and derivatives; revenue recognition, accruals and provisions; and SFAS No. 52.

•	In the first quarter of 2005, the global revenue governance team provided additional training sessions for finance personnel including more in-depth focus on revenue recognition guidelines and U.S. GAAP.

•	Internal Audit.

•	In the first quarter of 2004, we modified the mandate of our internal audit function to place a greater emphasis on the adequacy of, and compliance with, procedures relating to internal control over financial reporting.

•	In October 2004, we engaged outside consultants to conduct a strategic performance review of the internal audit function. The objective of this review is to ensure that internal audit meets professional internal audit standards and moves towards audit best practices. The strategic review has been completed and management has begun to implement certain of the recommendations of the review.

•	Manual Journal Entry Processes.

•	We developed new procedures related to manual journal entries, which focus on approvals, more stringent documentation processes and reduction of user access to manual journal entry functions. We continue to work towards achieving full implementation of these procedures.

The above mentioned changes in internal control over financial reporting materially affected our internal control over financial reporting, and these changes and expected changes as a result of remedial measures to be developed and implemented are reasonably likely to materially affect and strengthen our internal control over financial reporting in the future. We intend to continue to make ongoing assessments of our internal controls and procedures periodically and as a result of the recommendations of the Independent Review and any additional recommendations of the Revenue Independent Review (as more fully described below).

In the period covered by this report the following changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our control over financial reporting:

•	The appointment of our current CFO, the appointment of a permanent chief ethics and compliance officer, the notifications by senior executives related to the “Return to Profitability” bonuses, the implementation of extended and enhanced balance sheet review procedures, the appointment of a global finance transformation leader, and the additional training sessions held by the global revenue governance team for finance personnel, all of which are more fully described above.

•	Concurrent with and arising from the completion of the portion of the Flextronics transaction related to the manufacturing activities in Montreal, Canada in the first quarter of 2005, as described in greater detail under “Business Overview — Evolution of our supply chain strategy” in the MD&A section of this report, or the Montreal Closing, we expanded and implemented upgrades to the existing enterprise resource planning system, or ERP System. These changes were required to support the accounting and supply chain processes related to the transfer of these manufacturing operations, including migration of related accounts payable functions at certain of our other locations, to the ERP System. As described in “Employee relations” in Item 1 of our 2004 Annual Report, approximately 910 employees from various business support functions located in Montreal were transferred in connection with the completion of the Montreal Closing.

* * * * * *

Revenue Independent Review

As more fully described in Item 9A of our 2003 Annual Report and 2004 Annual Report, over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. In light of the resulting adjustments to previously reported revenues, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. The Revenue Independent Review has a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee is seeking a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with the Revenue Independent Review.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

The following includes updated information relating to certain of our material legal proceedings as previously reported in our 2004 Annual Report.

Subsequent to the March 10, 2004 announcement in which Nortel indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities. On June 30, 2004, the Court signed orders consolidating the 27 class actions and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel Networks Corporation and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint. On January 18, 2005, the lead plaintiffs, Nortel and the Audit Committee Defendants reached an agreement in which Nortel would withdraw its motion to dismiss and plaintiffs would dismiss Count II of the complaint which asserts a claim against the Audit Committee Defendants. On May 13, 2005, plaintiff filed a motion for class certification.

On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain directors and officers, and certain former directors and officers, of Nortel alleging, among other things, breach of fiduciary duties owed to Nortel during the period from 2000 to 2003 including by causing Nortel to engage in unlawful conduct or failing to prevent such conduct; causing Nortel to issue false statements; and violating the law. On February 14, 2005, the defendants filed motions to dismiss the derivative complaint. On April 29, 2005, the plaintiffs filed an opposition to the motions to dismiss.

Except as noted above, there have been no material developments in our material legal proceedings. For additional discussion of our material legal proceedings, see “Contingencies” in note 17 of the accompanying unaudited consolidated financial statements and “Risk Factors/forward looking statements” in the MD&A section of this report.

ITEM 5.	Other Information

On April 26, 2005, Nortel Networks Inc. (“NNI”), a wholly owned subsidiary of Nortel Networks Limited, entered into a merger agreement with PEC Solutions, Inc. (“PEC”), providing for the acquisition of all of the outstanding shares of PEC for $15.50 per share in cash, or approximately $448 (net of cash acquired), plus transaction costs and expenses. The merger agreement provides for NNI to acquire PEC in a two-step transaction in which a cash tender offer will be made for all outstanding shares of PEC common stock at a price of $15.50 per share, followed by a merger in which the holders of the remaining outstanding shares of PEC common stock will also receive $15.50 per share in cash, without interest. The consummation of the transaction is subject to certain conditions, including the tender of a specified number of shares of PEC, receipt of regulatory approvals, and other customary conditions. We currently expect to complete the acquisition during the second quarter of 2005.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1*
Letter, dated January 10, 2005, to Mr. Lynton (Red) Wilson, the Chairman of the Board of Nortel Networks Corporation, from the indicated members of Nortel’s core executive leadership team (filed as Exhibit 10.1 to Nortel Network Corporation’s Current Report on Form 8-K dated January 11, 2005).

10.2	Peter Currie, Executive Vice-President and Chief Financial Officer Employment Letter dated January 20, 2005.

10.3	Second Amending Agreement to the Asset Purchase Agreement effective February 7, 2005 among Nortel Networks Limited, Flextronics Telecom Systems Ltd. and Flextronics International Ltd.

10.4	Amendment No. 1 to the Master Repair Services Agreement effective February 8, 2005 between Nortel Networks Limited and Flextronics Telecom Systems Ltd.

10.5	Amendment No. 1 to the Master Contract Logistics Services Agreement effective February 8, 2005 between Nortel Networks Limited and Flextronics Telecom Systems Ltd.

10.6	Gary Daichendt, President and Chief Operating Officer Employment Letter dated March 2, 2005.

10.7*
Master Facility Agreement dated as of February 13, 2003, and amended July 10, 2003, between Nortel Networks Limited and Export Development Canada, and as further amended by letter agreements dated March 29, 2004, May 28, 2004, August 20, 2004, September 29, 2004, December 10, 2004, October 29, 2004, November 19, 2004, December 10, 2004, January 14, 2005, February 15, 2005 and March 15, 2005 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 16, 2005).

10.8
Summary statement of terms of the additional special pension benefits for the Vice-Chairman and Chief Executive Officer approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on March 22, 2005.

10.9
Agreement and Plan of Merger dated as of April 25, 2005, by and among Nortel Networks Inc., PS Merger Sub, Inc. and PEC Solutions, Inc. (filed as Exhibit 99(d)(1) to Nortel Networks Inc. Current Report on Form SC TO-T dated May 3, 2005).

31.1	Certification of the Vice-Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of the Vice-Chairman and Chief Executive Officer and Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS CORPORATION
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ PETER W. CURRIE	/s/ PAUL W. KARR

PETER W. CURRIE Executive Vice-President and Chief Financial Officer	PAUL W. KARR Controller

Dated: May 31, 2005