Form 10-Q
period 2005-06-30
NORTEL NETWORKS CORP
filed 2005-08-08
CIK 72911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005

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
Registrant’s telephone number including area code (905) 863-0000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at July 15, 2005.
4,269,247,390 shares of common stock without nominal or par value

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION
All dollar amounts in this document are in United States dollars unless otherwise stated.
NORTEL, NORTEL (Logo), NORTEL NETWORKS the GLOBEMARK, NT, and > THIS IS THE WAY > THIS IS NORTEL (designmark) are trademarks of Nortel Networks.
MOODY’S is a trademark of Moody’s Investor Services, Inc.
NYSE is a trademark of the New York Stock Exchange, Inc.
SAP is a trademark of SAP AG.
S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.
All other trademarks are the property of the respective owners.

PART I
FINANCIAL INFORMATION

NORTEL NETWORKS CORPORATION
Consolidated Statements of Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Unaudited)
	(Millions of U.S. dollars, except per
	share amounts)
Revenues	$2,855	$2,590	$5,391	$5,034
Cost of revenues	1,620	1,535	3,099	2,926

Gross profit	1,235	1,055	2,292	2,108
Selling, general and administrative expense	579	542	1,153	1,084
Research and development expense	479	493	953	964
Amortization of intangibles	2	2	4	5
Special charges	90	(1)	111	6
(Gain) loss on sale of businesses and assets(a)	36	(75)	37	(75)

Operating earnings (loss)	49	94	34	124
Other income (expense) — net	58	(18)	104	68
Interest expense
Long-term debt	(51)	(43)	(101)	(87)
Other	(1)	(7)	(4)	(15)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	55	26	33	90
Income tax benefit (expense)	7	(7)	(9)	2

	62	19	24	92
Minority interests — net of tax	(17)	(8)	(31)	(22)
Equity in net earnings (loss) of associated companies — net of tax	1	(1)	2	(2)

Net earnings (loss) from continuing operations	46	10	(5)	68
Net earnings (loss) from discontinued operations — net of tax	(1)	6	1	7

Net earnings (loss)	$45	$16	$(4)	$75

Basic earnings (loss) per common share
— from continuing operations	$0.01	$0.00	$(0.00)	$0.02
— from discontinued operations	(0.00)	0.00	0.00	0.00

Basic earnings (loss) per common share	$0.01	$0.00	$(0.00)	$0.02

Diluted earnings (loss) per common share
— from continuing operations	$0.01	$0.00	$(0.00)	$0.02
— from discontinued operations	(0.00)	0.00	0.00	0.00

Diluted earnings (loss) per common share	$0.01	$0.00	$(0.00)	$0.02

(a)	Includes related costs
The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(Millions of U.S. dollars,
	except for share amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,060	$3,686
Restricted cash and cash equivalents	73	80
Accounts receivable — net	2,735	2,551
Inventories — net	1,315	1,414
Deferred income taxes — net	259	255
Other current assets	519	356

Total current assets	7,961	8,342
Investments	154	159
Plant and equipment — net	1,581	1,651
Goodwill	2,522	2,303
Intangible assets — net	154	78
Deferred income taxes — net	3,632	3,736
Other assets	578	715

Total assets	$16,582	$16,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,144	$996
Payroll and benefit-related liabilities	593	515
Contractual liabilities	436	569
Restructuring liabilities	143	254
Other accrued liabilities	2,641	2,823
Long-term debt due within one year	1,449	15

Total current liabilities	6,406	5,172
Long-term debt	2,438	3,862
Deferred income taxes — net	151	144
Other liabilities	3,329	3,189

Total liabilities	12,324	12,367

Minority interests in subsidiary companies	636	630

Guarantees, commitments and contingencies (notes 10, 11 and 17)

SHAREHOLDERS’ EQUITY
Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 4,272,927,727 as of June 30, 2005 and 4,272,671,213 as of December 31, 2004	33,844	33,840
Additional paid-in capital	3,316	3,282
Accumulated deficit	(32,587)	(32,583)
Accumulated other comprehensive income (loss)	(951)	(552)

Total shareholders’ equity	3,622	3,987

Total liabilities and shareholders’ equity	$16,582	$16,984

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(Millions of
	U.S. dollars)
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(5)	$68
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	160	171
Non-cash portion of special charges and related asset write downs	2	—
Equity in net (earnings) loss of associated companies — net of tax	(2)	2
Stock option compensation	37	36
Deferred income taxes	14	(2)
Other liabilities	179	113
(Gain) loss on sale or write down of investments, businesses and assets	21	(109)
Other — net	(57)	119
Change in operating assets and liabilities	(508)	(655)

Net cash from (used in) operating activities of continuing operations	(159)	(257)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(119)	(102)
Proceeds on disposals of plant and equipment	10	10
Restricted cash and cash equivalents	9	10
Acquisitions of investments and businesses — net of cash acquired	(448)	(6)
Proceeds on sale of investments and businesses	167	132

Net cash from (used in) investing activities of continuing operations	(381)	44

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to minority interests	(24)	(16)
Increase in notes payable	38	41
Decrease in notes payable	(46)	(26)
Repayments of long-term debt	—	(98)
Repayments of capital leases payable	(4)	(8)
Issuance of common shares	1	30

Net cash from (used in) financing activities of continuing operations	(35)	(77)

Effect of foreign exchange rate changes on cash and cash equivalents	(85)	(9)

Net cash from (used in) continuing operations	(660)	(299)
Net cash from (used in) in operating activities of discontinued operations	34	11

Net increase (decrease) in cash and cash equivalents	(626)	(288)
Cash and cash equivalents at beginning of period	3,686	3,997

Cash and cash equivalents at end of period	$3,060	$3,709

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
      Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and six months ended June 30, 2005 are not necessarily indicative of financial results for the full year. The unaudited consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC (“Nortel’s 2004 Annual Report”).

Comparative figures
      Certain 2004 figures in the unaudited consolidated financial statements have been reclassified to conform to the 2005 presentation.

Recent accounting pronouncements
      (a) In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The Financial Accounting Standards Board (“FASB”), at its June 29, 2005 Board meeting, decided not to provide additional guidance on the meaning of other-than-temporary impairment, but instead issued proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, as final, superseding EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP, retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), is expected to be issued in August 2005 and would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a material impact on Nortel’s results of operations and financial condition.
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
      (d) In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 also requires certain disclosures for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by Nortel as of January 1, 2006. The impact that the adoption of SFAS 154 will have on Nortel’s consolidated results of operations and financial condition will depend on the nature of future accounting changes adopted by Nortel and the nature of transitional guidance provided in future accounting pronouncements.
      (e) In June 2005, the FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union (“EU”) Directive 2002/96/ EC on Waste Electrical and Electronic Equipment. FSP 143-1 applies to the later of Nortel’s fiscal quarter ended June 30, 2005 or the date of the adoption of the

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
law by the applicable EU-member country. The adoption of the FSP 143-1 in the second quarter of 2005 did not have a material impact on Nortel’s results of operations and financial condition. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, Nortel cannot estimate the impact of applying this guidance in future periods.

2.	Accounting changes

(a)	Implicit Variable Interests
      In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP FIN 46R-5”). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities (“VIEs”) or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). The adoption of FSP FIN 46R-5 had no impact on Nortel’s results of operations and financial condition.

(b)	The Effect of Contingently Convertible Debt on Diluted Earnings per Share
      On September 30, 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings (loss) per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings (loss) per share amounts presented for comparative purposes be restated. EITF 04-8 became effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on Nortel’s diluted earnings (loss) per share.

(c)	Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable non-controlling interests, and requires that those instruments be classified as liabilities on the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003 and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FSP FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FSP FAS 150-3”), which deferred indefinitely the effective date for applying the specific provisions within SFAS 150 related to the classification and measurement of mandatorily redeemable non-controlling interests.
      Nortel continues to consolidate two enterprises with limited lives. Upon liquidation in 2024, the net assets of these entities will be distributed to the owners based on their relative interests at that time. The minority interests included in the consolidated balance sheets related to these entities were a total of $54 and $50 as of June 30, 2005 and December 31, 2004, respectively. Nortel has not yet determined the fair value of these minority interests as of June 30, 2005. The adoption of SFAS 150, as amended by FSP FAS 150-3, did not have a material impact on Nortel’s results of operations and financial condition.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

3.	Consolidated financial statement details
      The following consolidated financial statement details are presented for each of the three and six months ended June 30, 2005 and 2004 for the consolidated statements of operations, as of June 30, 2005 and December 31, 2004 for the consolidated balance sheets and for the six months ended June 30, 2005 and 2004 for the consolidated statements of cash flows.

Consolidated statements of operations
      During the quarter ended June 30, 2005, Nortel recorded adjustments related to prior periods. These adjustments resulted in a net reduction of approximately $40 to net earnings (loss) for the quarter ended June 30, 2005, and a net reduction of approximately $35 to net earnings (loss) for the six months ended June 30, 2005. The adjustments related primarily to various revenue and other corrections, which reduced revenue by $25 and gross margin by $17, a $16 correction to the accounting treatment of certain costs attributable to Nortel’s ongoing divestiture of its remaining manufacturing operations to Flextronics International Ltd. (“Flextronics”) (see note 8) and a Canadian foreign exchange loss of approximately $10. The aggregate impact of these adjustments was not material to Nortel’s results for the three and six months ended June 30, 2005 or to any individual segment or geographical region or to the results for any individual prior annual or interim period.

Other income (expense) — net:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Interest income	$15	$16	$29	$31
Gain (loss) on sale or write down of investments	21	(1)	16	32
Currency exchange gains (losses)	8	(1)	34	—
Other — net	14	(32)	25	5

Other income (expense) — net	$58	$(18)	$104	$68

      Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), had no material impact on the net earnings (loss) for the three and six months ended June 30, 2005 and 2004 and were reported within other income (expense) — net in the consolidated statements of operations.

Consolidated balance sheets

Accounts receivable — net:

	June 30,	December 31,
	2005	2004

Trade receivables	$1,913	$2,010
Notes receivable	140	42
Contracts in process	785	608

	2,838	2,660
Less: provision for doubtful accounts	(103)	(109)

Accounts receivable — net	$2,735	$2,551

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Inventories — net:

	June 30,	December 31,
	2005	2004

Raw materials	$843	$935
Work in process	69	125
Finished goods	1,821	1,863

	2,733	2,923
Less: provision for inventory	(1,041)	(1,141)

Inventories — net	1,692	1,782
Less: long-term inventory(a)	(377)	(368)

Current inventories — net	$1,315	$1,414

(a)	Long-term portion of inventory related to deferred costs discussed below, which is included in other assets.
     Finished goods inventory includes certain direct and incremental costs associated with arrangements where title and risk of loss was transferred to the customer but revenue was deferred due to other revenue recognition criteria not being met. As of June 30, 2005 and December 31, 2004, these deferred costs totaled $779 and $829, respectively.

Other current assets:

	June 30,	December 31,
	2005	2004

Prepaid expenses	$218	$175
Income taxes recoverable	37	38
Current assets of discontinued operations(a)	13	14
Other	251	129

Other current assets	$519	$356

(a)	Includes accounts receivable of $1 and $3 and inventories of $56 and $58 as of June 30, 2005 and December 31, 2004, respectively, which were fully provided for.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Plant and equipment — net:

	June 30,	December 31,
	2005	2004

Cost:
Land	$54	$63
Buildings	1,300	1,514
Machinery and equipment	2,324	2,455
Capital lease assets — machinery and equipment	205	42

	3,883	4,074

Less accumulated depreciation:
Buildings	(433)	(502)
Machinery and equipment	(1,800)	(1,889)
Capital lease assets — machinery and equipment	(69)	(32)

	(2,302)	(2,423)

Plant and equipment — net(a)	$1,581	$1,651

(a)	Includes assets held for sale with a carrying value of $6 and $29 as of June 30, 2005 and December 31, 2004, respectively, related to owned facilities that were being actively marketed. These assets were written down to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel expects to dispose of all of these facilities during 2005.

Goodwill:
      The following table outlines goodwill by reportable segment:

	Carrier		GSM and
	Packet	CDMA	UMTS	Enterprise
	Networks	Networks	Networks	Networks	Total

Balance — net as of December 31, 2004	$571	$28	$9	$1,695	$2,303
Changes:
Addition (note 8)	—	—	—	271	271
Disposal	(38)	—	—	—	(38)
Foreign exchange	(7)	(2)	(1)	(4)	(14)

Balance — net as of June 30, 2005	$526	$26	$8	$1,962	$2,522

      Due to the change in operating segments and reporting segments as described in note 4, a triggering event occurred requiring a goodwill impairment test in the first quarter of 2005 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Nortel performed this test and concluded that there was no impairment.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Intangible assets — net:

	June 30,	December 31,
	2005	2004

Other intangible assets(a)	$115	$38
Pension intangible assets	39	40

Intangible assets — net	$154	$78

(a)	Includes intangible assets related to an acquisition during the second quarter of 2005, see note 8.
     Other intangible assets are being amortized over an approximately ten year period ending in 2014, based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows. The amortization expense is partially denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.

Other accrued liabilities:

	June 30,	December 31,
	2005	2004

Outsourcing and selling, general and administrative related provisions	$254	$323
Customer deposits	28	28
Product related provisions	51	57
Warranty provisions (note 10)	236	275
Deferred revenue	1,110	1,210
Miscellaneous taxes	69	53
Income taxes payable	73	112
Current liabilities of discontinued operations	1	—
Interest payable	67	65
Advance billings in excess of revenues recognized to date on contracts	621	581
Other	131	119

Other accrued liabilities	$2,641	$2,823

Other liabilities:

	June 30,	December 31,
	2005	2004

Pension, post-employment and post-retirement benefit liabilities	$2,166	$2,208
Restructuring liabilities (note 5)	226	209
Deferred revenue	492	509
Other long-term provisions	445	263

Other liabilities	$3,329	$3,189

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Consolidated statements of cash flows

Change in operating assets and liabilities:

	Six Months
	Ended
	June 30,

	2005	2004

Accounts receivable — net	$(190)	$102
Inventories — net	40	(90)
Income taxes	(33)	(39)
Restructuring liabilities	(92)	(128)
Accounts payable, payroll and contractual liabilities	(270)	(416)
Other operating assets and liabilities	37	(84)

Change in operating assets and liabilities	$(508)	$(655)

Interest and taxes paid (recovered):

	Six Months
	Ended
	June 30,

	2005	2004

Cash interest paid	$98	$91
Cash taxes paid (recovered) — net	$29	$21

4.	Segment information

General description
      During 2004, Nortel’s operations were organized and represented by four operating segments, which were also its reportable segments: Wireless Networks, Enterprise Networks, Wireline Networks, and Optical Networks. Effective October 1, 2004, Nortel established a new streamlined organizational structure that is comprised of the following operating segments: (a) Carrier Packet Networks, which is substantially an amalgamation of Nortel’s previous Wireline Networks and Optical Networks operating segments; (b) Code Division Multiple Access (“CDMA”) Networks, which previously represented a portion of the Wireless Networks operating segment; (c) Global System for Mobile communications (“GSM”) and Universal Mobile Telecommunications Systems (“UMTS”) Networks, which also previously represented a portion of the Wireless Networks operating segment; and (d) Enterprise Networks, which remains substantially unchanged from the previous Enterprise Networks operating segment.
      Although certain structural changes were made to reflect the reorganization effective October 1, 2004, Nortel did not meet the criteria to change its reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), for the 2004 fiscal year. Nortel’s operating results on a segmented basis for the new organizational structure were not available for review by the chief operating decision maker (“CODM”) during the 2004 fiscal year, as a significant amount of Nortel’s finance resources were allocated to the restatement activity that was completed during January 2005. Commencing in the first quarter of 2005, Nortel met the criteria under SFAS 131 to change its reportable segments to reflect the four operating segments established effective October 1, 2004. Nortel’s four reportable segments and other business activities are described below:

•	Carrier Packet Networks provides: (i) circuit and packet voice solutions, (ii) data networking and security solutions and (iii) optical long-haul and metropolitan optical network solutions. Together,

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

these solutions provide or transport data, voice and multimedia communications solutions to Nortel’s service provider customers that operate wireline networks. These service provider customers include local and long distance telephone companies, wireless service providers (for the wireline portion of their networks), cable operators and other communication service providers.

•	CDMA Networks provides communication network solutions to wireless service provider customers based on CDMA and Time Division Multiple Access (“TDMA”) technologies to enable those customers to offer their customers, the subscribers for wireless communication services, the ability to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices.

•	GSM and UMTS Networks also provides communication network solutions to Nortel’s wireless service provider customers; however, these solutions are based on GSM and UMTS technologies.

•	Enterprise Networks provides: (i) circuit and packet voice solutions and (ii) data networking and security solutions which provide data, voice and multimedia communications solutions to Nortel’s enterprise customers. Nortel’s Enterprise Networks customers consist of a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•	“Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed separately as reportable segments. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to Nortel’s corporate compliance and other non-operational activities and are included in “Other”.
      Nortel’s vice-chairman and chief executive officer (the “CEO”) has been identified as the CODM in assessing the performance of the segments and the allocation of resources to the segments. The CEO relies on the information derived directly from Nortel’s management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes (“Management EBT”), a measure that includes the cost of revenues, selling, general and administrative (“SG&A”) expense, research and development (“R&D”) expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements. Prior period segment results have been adjusted to conform to the current period presentation to reflect the movement of certain functional allocations.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Segments
      The following tables set forth information by segment for each of the three and six months ended:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues
Carrier Packet Networks	$743	$724	$1,407	$1,407
CDMA Networks	662	567	1,197	1,136
GSM and UMTS Networks	719	711	1,507	1,367
Enterprise Networks	730	578	1,277	1,112

Total reportable segments	2,854	2,580	5,388	5,022
Other(a)	1	10	3	12

Total revenues	$2,855	$2,590	$5,391	$5,034

Management EBT
Carrier Packet Networks	$26	$(46)	$(5)	$(105)
CDMA Networks	203	173	371	386
GSM and UMTS Networks	27	(9)	80	(5)
Enterprise Networks	103	22	126	39

Total reportable segments	359	140	572	315
Other(a)	(192)	(197)	(416)	(313)

Total Management EBT	167	(57)	156	2

Amortization of intangibles	(2)	(2)	(4)	(5)
Special charges	(90)	1	(111)	(6)
Gain (loss) on sale of businesses and assets	(36)	75	(37)	75
Income tax benefit (expense)	7	(7)	(9)	2

Net earnings (loss) from continuing operations	$46	$10	$(5)	$68

(a)	“Other” represents miscellaneous business activities and corporate functions and includes interest attributable to long-term debt.

5.	Special charges
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
      In 2005, Nortel’s focus is on managing each of its businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, Nortel announced a strategic plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments, but primarily in Carrier Packet Networks (the “2004 Restructuring Plan”). Nortel estimates charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $450 comprised of approximately $220 with respect to the workforce reductions and approximately $230 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. Approximately $160 of the aggregate charges were incurred in 2004 with the remainder expected to be incurred in 2005.
      During the three and six months ended June 30, 2005, Nortel continued to implement these restructuring work plans. Changes in the provisions related to special charges recorded from January 1, 2005 to June 30, 2005 were as follows:

					Special Charges

		Contract			Three Months	Six Months
		Settlement	Plant and		Ended	Ended
	Workforce	and Lease	Equipment		June 30,	June 30,
	Reduction	Costs	Write Downs	Total	2005	2005

2001 Restructuring Plan
Provision balance as of December 31, 2004 (a)	$15	$326	$—	$341
Revisions to prior accruals:
For the three months ended March 31, 2005	(3)	—	(1)	(4)	$—	$(4)
For the three months ended June 30, 2005	(2)	4	(2)	—	—	—
Cumulative provision (drawdowns) adjustments in 2005:
Cash drawdowns	(4)	(65)	—	(69)
Non-cash drawdowns	—	—	3	3
Foreign exchange and other adjustments	(1)	(8)	—	(9)

Provision balance as of June 30, 2005	$5	$257	$—	$262

2004 Restructuring Plan
Provision balance as of December 31, 2004 (a)	$122	$—	$—	$122
Other special charges:
For the three months ended March 31, 2005	18	8	1	27	—	27
For the three months ended June 30, 2005	32	46	4	82	82	82
Revisions to prior accruals:
For the three months ended March 31, 2005	(2)	—	—	(2)	—	(2)
For the three months ended June 30, 2005	7	—	1	8	8	8
Cumulative provision (drawdowns) adjustments in 2005:
Cash drawdowns	(119)	(3)	—	(122)
Non-cash drawdowns	—	—	(5)	(5)
Foreign exchange and other adjustments	(1)	—	(2)	(3)

Provision balance as of June 30, 2005	$57	$51	$(1)	$107

Total provision balance as of June 30, 2005(a)	$62	$308	$(1)	$369

Total special charges					$90	$111

(a)	As of June 30, 2005 and December 31, 2004, the short-term provision balance was $143 and $254, respectively, and the long-term provision balance was $226 and $209, respectively.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
     Regular full-time (“RFT”) employee notifications resulting in special charges for both restructuring plans were as follows:

	Employees (Approximate)

	Direct(a)	Indirect(b)	Total

RFT employee notifications for the three months ended:
March 31, 2005	20	220	240
June 30, 2005	15	445	460

(a)	Direct employees included employees performing manufacturing, assembly, testing and inspection activities associated with the production of Nortel’s products.
(b)	Indirect employees included employees performing manufacturing, management, sales, marketing, research and development and administrative activities.

2001 Restructuring Plan

Three and six months ended June 30, 2005
      During the three and six months ended June 30, 2005, Nortel recorded revisions of nil and $(4), respectively, related to prior accruals.
      The workforce reduction provision balance was drawn down by cash payments of $2 and $4 during the three and six months ended June 30, 2005, respectively. The remaining provision is expected to be substantially drawn down by the end of 2005.
      No new contract settlement and lease costs were incurred during the period. During the three and six months ended June 30, 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $25 and $65, respectively. The remaining provision, net of approximately $209 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Three and six months ended June 30, 2004
      During the three and six months ended June 30, 2004, Nortel recorded special charges of $(1) and $6, respectively, which included revisions of $(1) and nil, respectively, related to prior accruals.
      Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination during the three months ended March 31, 2004, which related entirely to Carrier Packet Networks. During the six months ended June 30, 2004, the workforce reduction provision balance was drawn down by cash payments of $39.
      No new contract settlement and lease costs were incurred during the period. No net revisions to prior accruals for contract settlement and lease costs were identified for the six months ended June 30, 2004. During the six months ended June 30, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $100.
      In 2003, Nortel initiated activities to exit certain leased facilities and leases for assets no longer used, across all segments. The costs associated with these planned activities have been valued using the estimated fair value method prescribed under SFAS 146. The table below summarizes the total costs estimated to be incurred as a result of these activities, which have met the criteria described in SFAS 146,

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
the balance of these accrued expenses as of June 30, 2005 and the movement in the accrual for the six months ended June 30, 2005. These costs are included in the provision balance above as of June 30, 2005.

			Payments	Adjustments
		Costs During the	Made During	During the
	Accrued Balance	Six Months	the Six Months	Six Months	Accrued Balance
	as of	Ended	Ended	Ended	as of
	December 31, 2004	June 30, 2005	June 30, 2005	June 30, 2005	June 30, 2005

Lease costs(a)	$31	$—	$(3)	$3	$31

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $69, of which $19 was drawn down by cash payments of $21 and offset by non-cash adjustments of $2 prior to January 1, 2005.

Special charges — by segment
      The following table outlines special charges incurred by segment for the three and six months ended June 30:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2001 Restructuring Plan
Carrier Packet Networks:
For the three months ended March 31, 2005	$(1)	$—	$(1)	$(2)
For the three months ended June 30, 2005	(1)	2	(1)	—
GSM and UMTS Networks:
For the three months ended March 31, 2005	(1)	—	—	(1)
For the three months ended June 30, 2005	(1)	1	(1)	(1)
Enterprise Networks:
For the three months ended March 31, 2005	(1)	—	—	(1)
For the three months ended June 30, 2005	—	1	—	1

Total special charges for the six months ended June 30, 2005	$(5)	$4	$(3)	$(4)

Carrier Packet Networks:
For the three months ended March 31, 2004	$6	$1	$—	$7
For the three months ended June 30, 2004	—	(1)	—	(1)

Total special charges for the six months ended June 30, 2004	$6	$—	$—	$6

      Management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs is associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

2004 Restructuring Plan

Three and six months ended June 30, 2005
      During the three and six months ended June 30, 2005, Nortel recorded special charges of $90 and $115, which included revisions of $8 and $6, respectively, related to prior accruals.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Workforce reduction charges of $39 and $55, including revisions to prior accruals of $7 and $5, were related to severance and benefit costs associated with approximately 460 and 700 employees notified of termination during the three and six months ended June 30, 2005, respectively. The workforce reduction provision balance was drawn down by cash payments of $33 and $119 during the three and six months ended June 30, 2005, respectively. The workforce reduction was primarily in the U.S., Canada and Europe, Middle East and Africa (“EMEA”) and extended across all segments. The remaining provision is expected to be substantially drawn down by the end of 2005.
      Contract settlement and lease costs of $46 and $54, for the three and six months ended June 30, 2005, respectively, consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and EMEA and in the Carrier Packet Networks and Enterprise Networks segments. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. This provision is expected to be substantially drawn down by the end of 2018.

Special charges — by segment
      The following table outlines special charges incurred by segment for the three and six months ended June 30, 2005:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2004 Restructuring Plan
Carrier Packet Networks:
For the three months ended March 31, 2005	$9	$1	$1	$11
For the three months ended June 30, 2005	28	36	4	68
CDMA Networks:
For the three months ended March 31, 2005	1	—	—	1
For the three months ended June 30, 2005	2	1	—	3
GSM and UMTS Networks:
For the three months ended March 31, 2005	3	—	—	3
For the three months ended June 30, 2005	6	6	1	13
Enterprise Networks:
For the three months ended March 31, 2005	3	7	—	10
For the three months ended June 30, 2005	3	3	—	6

Special charges for the six months ended June 30, 2005	$55	$54	$6	$115

6.	Income taxes
      During the six months ended June 30, 2005, Nortel recorded a tax expense of $9 on earnings from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $33. Nortel recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax expense of $9 is primarily related to the drawdown of Nortel’s deferred tax assets and current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes,

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
partially offset by the recognition of R&D related incentives and the benefit of the favourable settlement of certain tax audits.
      During the six months ended June 30, 2004, Nortel recorded a tax benefit of $2 on earnings from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $90. Nortel recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax benefit of $2 resulted from the favourable settlement of certain tax audits and the recognition of R&D related incentives partially offset by the drawdown of Nortel’s deferred tax assets and current income tax provisions in certain taxable jurisdictions and various corporate minimum related income taxes.
      As of June 30, 2005, Nortel’s deferred tax assets, excluding discontinued operations, were $3,740. The most significant components of the gross deferred tax assets are the tax benefit of loss carryforwards and investment tax credits and temporary differences related to certain liabilities (primarily provisions, pensions and other post-retirement obligations). The majority of the carryforward amounts do not begin to expire until 2017.
      The deferred tax assets are net of a valuation allowance of $3,475. The valuation allowance was recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. The valuation allowance was determined based on an assessment of the positive and negative evidence of the recoverability of deferred tax assets, which included the carryforward periods attributable to the significant tax assets, Nortel’s history of generating taxable income in its material jurisdictions, and Nortel’s cumulative loss position.
      Primarily as a result of the losses realized in 2001 and 2002, Nortel determined that it is more likely than not that a portion of its deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded against a portion of the assets. However, due to the fact that the majority of the carryforward amounts do not expire in the near future, Nortel’s extended history of profitability in its material tax jurisdictions, exclusive of the 2001 and 2002 losses, and Nortel’s future projections of profitability, Nortel determined that it is more likely than not that the remaining portion of its deferred tax assets recorded as of June 30, 2005 will be realized.
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
      Nortel had previously entered into Advance Pricing Arrangements (“APAs”) with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities of the U.S., Canada and the United Kingdom (“U.K.”) that are expected to apply to the taxation years beginning in 2000. The APA requests are currently under consideration but the tax authorities have not begun to negotiate the terms of the arrangement. Nortel has applied the transfer pricing methodology proposed in the APA requests since 2001. As part of the APA applications, Nortel has requested that the methodology adopted in 2001 be applied retroactively to the 2000 taxation year. If the retroactive application is accepted by the taxation authorities, it would result in an increase in taxable income in certain jurisdictions offset by an equal decrease in taxable income in the other jurisdictions. Nortel has provided approximately $110 for any taxes and interest in various tax jurisdictions that would be due as a result of retroactive application of the APAs.
      Although the outcome of the APA applications is uncertain, Nortel does not believe it is probable that the ultimate resolution of these negotiations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. Despite Nortel’s current belief, if this matter is resolved unfavorably, it could have a material adverse effect on Nortel’s consolidated financial position, results of operations or cash flows. Additional possible losses, as they relate to the APA negotiations, cannot be determined at this time.

7.	Employee benefit plans
      Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans.
      Nortel has four kinds of capital accumulation and retirement programs: balanced capital accumulation and retirement programs (the “Balanced Program”) and investor capital accumulation and retirement programs (the “Investor Program”) available to substantially all of its North American employees; flexible benefits plan, which includes a group personal pension plan (the “Flexible Benefits Plan”), available to substantially all of its employees in the U.K. and traditional capital accumulation and retirement programs that include defined benefit pension plans (the “Traditional Program”) which are closed to new entrants in the U.K. and portions of which are closed to new entrants in the U.S. and Canada. Although these four kinds of programs represent Nortel’s major retirement programs and may be available to employees in combination and/or as options within a program, Nortel also has smaller pension plan arrangements in other countries.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      The following details the net pension expense, all related to continuing operations, for the defined benefit plans for the three and six months ended:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Pension expense:
Service cost	$30	$30	$65	$60
Interest cost	114	103	230	207
Expected return on plan assets	(107)	(101)	(216)	(203)
Amortization of prior service cost	1	1	2	2
Amortization of net losses (gains)	25	19	48	38
Curtailment, contractual, and special termination losses (gains)	23	—	24	—

Net pension expense	$86	$52	$153	$104

      For the three months ended June 30, 2005, curtailment, contractual and special termination losses are the result of the divestiture to Flextronics (see note 8).
      The following details the net cost components, all related to continuing operations, of post-retirement benefits other than pensions for the three and six months ended:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Post-retirement benefit cost:
Service cost	$2	$2	$4	$5
Interest cost	11	11	21	21
Expected return on plan assets	(1)	(1)	(2)	(1)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of net losses (gains)	—	1	—	2

Net post-retirement benefit cost	$11	$12	$21	$25

      During the six months ended June 30, 2005, contributions of $99 were made to the defined benefit plans and $13 to the post-retirement benefit plans. Nortel expects to contribute an additional $61 in 2005 to the defined benefit pension plans for a total contribution of $160, and an additional $16 in 2005 to the post-retirement benefit plans for a total contribution of $29.

8.	Acquisitions, divestitures and change in investments

Acquisitions

PEC Solutions, Inc.
      On June 3, 2005, Nortel Networks Inc. (“NNI”), an indirect subsidiary of Nortel, indirectly acquired approximately 26,693,725 shares of PEC Solutions, Inc. (“PEC”) representing approximately 95.6 percent of the outstanding shares of common stock of PEC, through a cash tender offer at a price of $15.50 per share. The aggregate cash consideration payable in connection with the acquisition of PEC (including $33 paid on June 9, 2005, with respect to stock options) was approximately $449, including estimated costs of acquisition of $8. Nortel acquired more than 90 percent of the outstanding shares of PEC pursuant to the

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
tender offer. Any shares that were not purchased in the tender offer ceased to be outstanding and were converted into the right to receive cash in the amount of $15.50 per share.
      PEC provides professional technology services that enable government entities to use the Internet to enhance productivity and improve services to the public. PEC’s primary customers are executive agencies and departments of the U.S. Federal Government, the Federal Judiciary, and prime contractors to the U.S. government. Nortel expects the PEC acquisition to allow Nortel to pursue opportunities in areas that complement Nortel’s existing products and to compete in the government market. In order to comply with the U.S. National Industrial Security Program and to mitigate foreign ownership, control or influence, voting control of PEC must be vested in citizens of the U.S. Accordingly, proxy holders for Nortel’s shares of PEC have been appointed and approved by the U.S. Defense Security Service. In accordance with a proxy agreement executed in July 2005, the proxy holders exercise all prerogatives of ownership with complete freedom to act independently and have assumed full responsibility for the voting stock. Notwithstanding, for accounting purposes, Nortel has determined that PEC is a VIE, and Nortel is the primary beneficiary (see note 12).
      This acquisition was accounted for using the purchase method. The consolidated financial statements of Nortel include PEC’s operating results from the date of the acquisition. Nortel has recorded approximately $271 of non-amortizable intangible assets associated with the acquisition of PEC, which assets consist solely of goodwill. The goodwill of PEC is not deductible for tax purposes, and has been allocated to Nortel’s Enterprise Networks segment.
      The allocation of the purchase price presented below is based on management’s best current estimate of the relative values of the assets acquired and liabilities assumed in the PEC acquisition. However, because a full valuation of those assets and liabilities has not yet been finalized, the final allocation of the purchase price may differ from the allocation presented below, and the difference may be material.
      The following table sets out the preliminary purchase price allocation information for the PEC acquisition.

Purchase price	$449

Assets acquired:
Cash and cash equivalents	$26
Accounts receivable — net	65
Other current assets	34
Investments	8
Plant and equipment	32
Other intangible assets	84
Goodwill	271
Other assets	5

525

Less liabilities assumed:
Trade and other accounts payable	6
Payroll and benefit-related liabilities	15
Other accrued liabilities	19
Long-term debt	33
Other liabilities	3

76

Fair value of net assets acquired	$449

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      As a result of the acquisition of PEC, a net deferred tax liability of $23 was recognized, due to differences between the estimated fair value of assets acquired and liabilities assumed, and PEC’s tax basis in those assets and liabilities. This deferred tax liability is fully offset, however, by an adjustment to Nortel’s deferred tax valuation allowance; because Nortel will be able to offset the tax liability by drawing down previously unrecognized loss carryforwards.
      Fair values and amortization periods of intangible assets are as follows:

	Fair	Amortization
	Value	Period (Years)

Trade name	$7	4
Software licenses	1	10
Customer contracts and relationships	76	10

Total intangible assets	$84

      The following unaudited pro forma information presents a summary of consolidated results of operations of Nortel and PEC as if the acquisition had occurred on January 1, 2004, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenues	$2,900	$2,635	$5,500	$5,123
Net earnings (loss)	$33	$16	$(11)	$71

Basic earnings (loss) per common share	$0.01	$0.00	$(0.00)	$0.02
Diluted earnings (loss) per common share	$0.01	$0.00	$(0.00)	$0.02

Divestitures

Manufacturing operations
      On June 29, 2004, Nortel announced an agreement with Flextronics, regarding the divestiture of substantially all of Nortel’s remaining manufacturing operations, including product integration, testing and repair operations carried out in Calgary and Montreal, Canada and Campinas, Brazil, as well as certain activities related to these locations, including the management of the supply chain, related suppliers and third-party logistics. In Europe, Flextronics made an offer to purchase similar Nortel operations at Monkstown, Northern Ireland and Chateaudun, France, subject to the completion of the required information and consultation process. This information and consultation process was completed for Chateaudun in the second quarter of 2005.
      Under the terms of the agreement and offer, Flextronics will also acquire Nortel’s global repair services, as well as certain design assets in Ottawa, Canada and Monkstown related to hardware and embedded software design, and related product verification for certain established optical products.
      Nortel and Flextronics have entered into a four year supply agreement for manufacturing services (whereby after completion of the transaction Flextronics will manage approximately $2,500 of Nortel’s annual cost of revenues) and a three year supply agreement for design services. The portion of the transaction related to the optical design activities in Ottawa and Monkstown was completed on November 1, 2004. On February 8, 2005, Nortel announced the completion of the portion of the transaction related to the manufacturing activities in Montreal. Nortel previously reported that the portion of the transaction related to the manufacturing activities in Calgary was expected to close in the second

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
quarter of 2005 and that the balance of the transaction was expected to close on separate dates occurring during the first half of 2005. Nortel and Flextronics are currently discussing the timing of the closing of the balance of the transaction in order to optimize the business transition between the companies. As a result of these discussions, it is now expected that the balance of the transaction, relating to the manufacturing operations in Chateaudun, Calgary and Monkstown, will close by the end of the first quarter of 2006. As a result, Nortel and Flextronics intend to enter into an amendment agreement to extend the term of the original agreement and offer to reflect this updated schedule. These transactions are subject to customary conditions and regulatory approvals.
      The successful completion of the agreement and offer with Flextronics will result in the transfer of approximately 2,500 employees from Nortel to Flextronics. As of the end of the second quarter of 2005, Nortel has transferred approximately 1,050 of its employees to Flextronics. Nortel expects to receive cash proceeds ranging from approximately $675 to $725 in total. Nortel previously announced that the estimated cash proceeds would be received substantially in 2005. Nortel and Flextronics are currently discussing the timing of the cash payments based on the expected change to the original schedule. Such payments will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. Nortel is expecting proceeds on the sale of this business to exceed the net book value of the assets transferred (including goodwill and foreign currency translation adjustments). The resulting net gain on sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.
      As of June 30, 2005, Nortel has received net cash of approximately $139 and short term notes receivable of $134, transferred approximately $193 of inventory and equipment to Flextronics relating to the closing of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal and recorded deferred income of approximately $188 (including goodwill and foreign currency translation amounts related to the divestiture of Montreal). As Flextronics has the ability to exercise rights to sell back to Nortel certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective closing date, Nortel has retained these assets on its balance sheet to the extent they have not been consumed as part of ongoing operations as at June 30, 2005. Nortel does not expect that such rights will be exercised with respect to any material amount of inventory and/or equipment.
      During the quarter ended June 30, 2005, Nortel recorded charges through (gain) loss on sale of businesses and assets of $39 related to the ongoing divestiture of its remaining manufacturing operations to Flextronics. The charges relate to legal and professional fees, pension adjustments and real estate impairments. Nortel has determined that $16 of these charges, which accumulated as deferred costs starting in 2004 and through the first quarter of 2005, should have been recognized as incurred in those prior periods.

Change in investments
      On February 3, 2004, Nortel sold approximately 7 million common shares of Entrust Inc. (“Entrust”) for cash consideration of $33, and recorded a gain of $18 in other income (expense) — net. As a result of this transaction, Nortel no longer holds any equity interest in Entrust.
      During March 2004, Nortel sold 1.8 million shares of Arris Group, Inc. (“Arris Group”) for cash consideration of $17, which resulted in a gain of $13, which was recorded in other income (expense) — net. Following this transaction, Nortel owned 3.2 million Arris Group common shares or 4.2 percent of Arris Group outstanding common shares. During the second quarter of 2005, Nortel sold 3.2 million Arris Group common shares for net cash proceeds of $27 and recorded a gain of $21 in other income (expense) — net. As a result, Nortel no longer holds any equity interest in Arris Group.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Other
      On May 7, 2004, Nortel received $80 in proceeds from the sale of certain assets in connection with a customer contract settlement in the Caribbean and Latin America (“CALA”) region. This resulted in a gain of $78, which was included in (gain) loss on sale of businesses and assets for the three months ended June 30, 2004.

9.	Long-term debt and support facilities
      As a result of the delay in the filing of Nortel’s and Nortel Networks Limited’s (“NNL”) 2003 Annual Reports on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Reports”), 2004 Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004 (the “2004 Quarterly Reports”), 2004 Annual Reports on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Reports”) and 2005 Quarterly Reports on Form 10-Q for the first quarter of 2005 (the “2005 First Quarter Reports”, and together with the 2003 Annual Reports, the 2004 Quarterly Reports and the 2004 Annual Reports, the “Reports”), Nortel and NNL were not in compliance with their obligations to deliver their respective SEC filings to the trustees under Nortel’s and NNL’s public debt indentures. As a result of filing the 2005 First Quarter Reports with the SEC and delivering the 2005 First Quarter Reports to the trustees under Nortel’s and NNL’s public debt indentures, Nortel and NNL are now in compliance with their delivery obligations under the public indentures. Approximately $1,800 of notes of NNL (or its subsidiaries) and $1,800 of convertible debt securities of Nortel were outstanding under such indentures as of June 30, 2005.
      Approximately $1,275 of NNL’s 6.125% Notes are due in February 2006 and $150 of Nortel’s 7.40% Notes issued by an indirect wholly-owned subsidiary of NNL and guaranteed by NNL are due in June 2006. These Notes have been reclassified from long-term debt to current liabilities. Nortel expects to have sufficient cash to meet these future obligations.

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
      On February 14, 2003, NNL’s obligations under the EDC Support Facility became secured on an equal and ratable basis under the security agreements entered into by NNL and various of its subsidiaries that pledged substantially all of the assets of NNL in favor of the banks under the NNL and NNI $750 April 2000 five year credit facilities (the “Five Year Facilities”) and the holders of Nortel’s public debt securities. For additional information relating to the security agreements, see note 19.
      The EDC Support Facility provides up to $750 in support. As of June 30, 2005, there was approximately $213 of outstanding support utilized under the EDC Support Facility, approximately $144 of which was outstanding under the revolving small bond sub-facility.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Throughout 2004 and into 2005, NNL obtained waivers from EDC with respect to these matters to permit continued access to the EDC Support Facility in accordance with its terms while Nortel and NNL worked to complete their filing obligations. The waivers also applied to certain related breaches under the EDC Support Facility relating to the delayed filings and the restatements and revisions to Nortel’s and NNL’s prior financial results (the “Related Breaches”). In connection with such waivers, EDC reclassified the previously committed $300 revolving small bond sub-facility of the EDC Support Facility as uncommitted support during the applicable waiver period. On May 31, 2005, NNL obtained a permanent waiver from EDC of certain defaults and the Related Breaches by NNL under the EDC Support Facility (the “Permanent Waiver”). As a result of the filing and delivery to the trustees under Nortel’s and NNL’s public debt indentures and EDC of the 2005 First Quarter Reports and obtaining the Permanent Waiver, NNL is now in compliance with its obligations under the EDC Support Facility and the $300 revolving small bond sub-facility was reclassified as committed support.

10.	Guarantees
      Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 defines a guarantee as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel’s outstanding guarantees as of June 30, 2005 is provided below:

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
      In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten year period ending

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of June 30, 2005 is $9. A liability of $8 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of June 30, 2005.

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
      The nature of the intellectual property indemnification obligations generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel has not made any significant indemnification payments under such agreements. A liability of $6 has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees as of June 30, 2005.

(c)	Lease agreements
      Nortel has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $45 as of June 30, 2005. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.
      Historically, Nortel has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d)	Third party debt agreements
      Nortel has guaranteed the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. These third party debt agreements have expiration dates extending to May 2012. The maximum amount that Nortel may be required to pay under these types of debt agreements is $4 as of June 30, 2005. Under most such arrangements, the Nortel guarantee is secured, usually by the assets being purchased or financed. No liability has been accrued in the consolidated financial statements with respect to the obligations associated with these financial guarantees as of June 30, 2005.

(e)	Indemnification of banks and agents under EDC Support Facility and security agreements
      Nortel has agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Nortel has also agreed to indemnify the collateral agent under the security agreements against any legal action brought against the collateral agent in connection with the collateral pledged under the security agreements. These indemnifications generally apply to issues that arise during the term of the EDC Support Facility, or for as long as the security agreements remain in effect (see note 9).

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
      Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of June 30, 2005, Nortel had approximately $179 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2006, or collection of the receivable amounts by the counterparty.
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
      Nortel has also entered into other agreements that provide indemnifications to counterparties in certain transactions including investment banking agreements, guarantees related to the administration of capital trust accounts, guarantees related to the administration of employee benefit plans, indentures for its outstanding public debt and asset sale agreements (other than the business sale agreements noted above). These indemnification agreements generally require Nortel to indemnify the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations and/or as a result of losses from litigation that may be suffered by the counterparties arising from the transactions. These types of indemnification agreements normally extend over an unspecified period of time from the date of the transaction and do not typically provide for any limit on the maximum potential payment amount. In addition, Nortel has entered into indemnification agreements with certain of its directors and officers for the costs reasonably incurred in any proceeding in which they become involved by reason of their position as directors or officers to the extent permitted under applicable law.
      The nature of such agreements prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its counterparties and directors. The difficulties in assessing the amount of liability result primarily from the unpredictability of future changes in laws, the inability to determine how laws apply to counterparties and the lack of limitations on the potential liability.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Historically, Nortel has not made any significant indemnification payments under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

Product warranties
      The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheet as of June 30, 2005:

Balance as of December 31, 2004	$275
Payments	(129)
Warranties issued	96
Revisions	(6)

Balance as of June 30, 2005	$236

11.	Commitments

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

	June 30,	December 31,
	2005	2004

Bid and performance related bonds(a)	$264	$362
Other bonds(b)	46	68

Total bid, performance related and other bonds	$310	$430

(a)	Net of restricted cash and cash equivalent amounts of $37 and $36 as of June 30, 2005 and December 31, 2004, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $28 and $28 as of June 30, 2005 and December 31, 2004, respectively.

Venture capital financing
      Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $14 as of June 30, 2005. These commitments expire at various dates through 2012.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

12.	Financing arrangements

Customer financing
      Pursuant to certain financial agreements with its customers, Nortel is committed to provide future financing in connection with purchases of Nortel’s products and services. Generally, Nortel facilitates customer financing agreements through customer loans, and Nortel’s commitment to extend future financing is generally subject to conditions related to funding, fixed expiration or termination dates, specific interest rates and qualified purposes. Where permitted, customer financings may also be utilized by Nortel’s customers for their own working capital purposes and may be in the form of equity financing. Nortel’s internal credit committee monitors and attempts to limit Nortel’s exposure to credit risk. Nortel’s role in customer financing consists primarily of arranging financing by matching its customers’ needs with external financing sources. Nortel only provides direct customer financing where a compelling strategic customer or technology purpose supports such financing. The following table sets forth customer financing related information and commitments, excluding discontinued operations, as of the following dates:

	June 30,	December 31,
	2005	2004

Drawn and outstanding — gross	$56	$118
Provisions for doubtful accounts	(39)	(38)

Drawn and outstanding — net(a)	17	80
Undrawn commitments	54	69

Total customer financing	$71	$149

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.
     During the six months ended June 30, 2005 and 2004, net customer financing bad debt expense as a result of settlements and adjustments to other existing provisions was $4 and nil, respectively.
      During the six months ended June 30, 2005 and 2004, Nortel entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, Nortel received cash consideration of approximately $110 ($36 of the proceeds was included in discontinued operations) and $15, respectively, to settle outstanding receivables with a net carrying value of $100 ($33 of the net carrying value was included in discontinued operations) and $14, respectively.
      During the six months ended June 30, 2005 and 2004, Nortel reduced undrawn customer financing commitments by $15 and $115, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of June 30, 2005, all undrawn commitments were available for funding under the terms of the financing agreements.

Consolidation of variable interest entities
      Certain lease financing transactions of Nortel were structured through single transaction VIEs that did not have sufficient equity at risk as defined in FIN 46R. Effective July 1, 2003, Nortel prospectively began consolidating two VIEs for which Nortel was considered the primary beneficiary following the guidance of FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“FIN 46”), on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs’ debt, which represented the majority of the risks associated with the respective VIEs’ activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During the six months ended

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
June 30, 2004, the debt related to one of the VIEs was extinguished, and as a result, consolidation of this VIE was no longer required. As of June 30, 2005, Nortel’s consolidated balance sheet included $86 of long-term debt and $84 of plant and equipment — net related to the remaining VIE. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.
      Effective April 1, 2005, Nortel began consolidating a VIE for which Nortel was considered the primary beneficiary under FIN 46R. The VIE is a cellular phone operator in Russia. Loans to this entity comprise the majority of the entity’s subordinated financial support. No creditor of the VIE has recourse to Nortel. This entity’s financial results have been consolidated using the most recent financial information available, which was as of March 31, 2005.
      On June 3, 2005, Nortel acquired PEC, a VIE, for which Nortel was considered the primary beneficiary under FIN 46R. The consolidated financial results of Nortel include PEC’s operating results from the date of the acquisition (see note 8).
      As of June 30, 2005, Nortel did not have any variable interests related to transfers of financial assets. Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of June 30, 2005, none of these interests or arrangements were considered significant variable interests and, therefore, did not meet the requirements for consolidation or disclosure under FIN 46R.

13.	Capital stock and stock-based compensation plans

Common shares
      Nortel Networks Corporation is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares and prepaid forward purchase contracts included in shareholders’ equity consisted of the following as of the following date:

	June 30, 2005

	Number	$

(Number of common shares in thousands)
Common shares:
Balance at beginning of the period	4,272,671	$33,840
Shares issued pursuant to:
Stock option plans	257	4
Prepaid forward purchase contracts(a)	—	—

Balance at end of the period	4,272,928	$33,844

(Number of prepaid forward purchase contracts)
Prepaid forward purchase contracts:(b)
Balance at beginning of the period	3,840	$82
Prepaid forward purchase contracts settled(a)	—	—

Balance at end of the period	3,840	$82

(a)	During the six months ended June 30, 2005, no common shares were issued as a result of the early settlement of prepaid forward purchase contracts.
(b)	Included in additional paid-in capital in the consolidated balance sheets.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

Prepaid forward purchase contracts
      As a result of the delayed filing of the Reports, Nortel was unable to permit holders of Nortel’s prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights would have become exercisable following the filing of the Reports upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the Nortel Networks Corporation common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract and Unit Agreement which governs the prepaid forward purchase contracts, Nortel has agreed to use commercially reasonable efforts to have an effective registration statement covering the Nortel Networks Corporation common shares to be delivered and to provide a prospectus in connection therewith. Nortel will not be able, through the use of commercially reasonable efforts, to have an effective long-form registration statement relating to the exercise of these early settlement rights by holders of Nortel’s prepaid forward purchase contracts in advance of August 15, 2005. Accordingly, holders continue not to be able to exercise these rights in advance of the otherwise applicable settlement date of August 15, 2005.

Stock-based compensation plans
      On March 10, 2004, Nortel announced, among other things, that it was likely that Nortel would need to revise certain previously announced results and restate previously filed financial results for one or more earlier periods. As a result of Nortel’s March 10, 2004 announcement, Nortel suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries, and a stock purchase plan for eligible unionized employees in Canada (collectively, the “ESPPs”); the granting of additional options, and the exercise of previously granted outstanding options, under and pursuant to the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”) and the Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (the “1986 Plan”), as well as the exercise of outstanding options granted under employee stock option plans previously assumed by Nortel in connection with mergers and acquisitions; and the purchase of units in a Nortel stock fund or purchase of Nortel Networks Corporation common shares under Nortel’s defined contribution and investment plans, until such time, at the earliest, that Nortel and NNL became compliant with U.S. and Canadian regulatory securities filing requirements. Upon the filing of the 2005 First Quarter Reports, the suspension of the above transactions was lifted. Certain individuals, however, remained restricted in their ability to trade in securities of Nortel Networks Corporation until certain cease trade orders associated with the delayed filings were lifted by certain securities commissions in Canada, the last remaining cease trade order having been lifted on June 23, 2005. Due to changes in the New York Stock Exchange listing standards, which took effect on June 30, 2004, Nortel is unable to continue to offer the ESPPs that were effective when the suspension was put in place.
      On June 29, 2005, the shareholders of Nortel approved a new stock-based compensation plan, the Nortel 2005 Stock Incentive Plan, which permits grants of stock options, including incentive stock options, stock appreciation rights, performance stock units and restricted stock units. On June 29, 2005, the shareholders of Nortel also approved three new stock purchase plans, the Nortel Global Stock Purchase Plan, the Nortel U.S. Stock Purchase Plan and the Nortel Savings and Retirement Program.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Effective January 1, 2003, Nortel elected to adopt the fair value based method for measurement and recognition of all stock-based compensation prospectively for all awards granted, modified, or settled on or after January 1, 2003 in accordance with SFAS 148. Prior to January 1, 2003, Nortel, as permitted under SFAS 123, applied the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock-based compensation plans.
      The fair value at grant date of stock options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period. Adjustments to compensation expense due to not meeting employment vesting requirements are accounted for in the period when they occur.

Pro forma disclosure
      Had Nortel applied the fair value method to all stock-based compensation awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for the three and six months ended:

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2005	2004	2005	2004

Net earnings (loss) — reported	$45	$16	$(4)	$75
Stock-based compensation — reported	18	19	36	78
Stock-based compensation — pro forma(a)	(18)	(50)	(43)	(156)

Net earnings (loss) — pro forma	$45	$(15)	$(11)	$(3)

Basic earnings (loss) per common share:
Reported	$0.01	$0.00	$(0.00)	$0.02
Pro forma	$0.01	$(0.00)	$(0.00)	$(0.00)

Diluted earnings (loss) per common share:
Reported	$0.01	$0.00	$(0.00)	$0.02
Pro forma	$0.01	$(0.00)	$(0.00)	$(0.00)

(a)	Stock-based compensation — pro forma expense was net of tax of nil in each period.
     The following table presents stock-based compensation recorded for the three and six months ended:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Stock-based compensation:
Stock option expense	$18	$21	$37	$36
Employer portion of ESPPs(a)	—	—	—	—
Restricted Stock Units expense(a)	—	—	—	41
Deferred Stock Units expense(a)	—	(2)	(1)	1

Total stock-based compensation reported — net of tax	$18	$19	$36	$78

(a)	Compensation related to employer portion of ESPPs, Restricted Stock Units (“RSUs”) and Deferred Stock Units (“DSUs”) was net of tax of nil in each period.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
     During the three and six months ended June 30, 2004, nil and approximately 38 million stock options were granted. No stock options were granted during the three and six months ended June 30, 2005. The following weighted-average assumptions were used in computing the fair value of stock options for purposes of expense recognition and pro forma disclosures, as applicable, for the six months ended:

June 30,
2004

Black-Scholes weighted-average assumptions
Expected dividend yield	0.00%
Expected volatility	94.47%
Risk-free interest rate	2.96%
Expected option life in years	4
Weighted-average stock option fair value per option granted	$5.21

14.	Earnings (loss) per common share
      The following table details the weighted-average number of Nortel Networks Corporation common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the three and six months ended:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Number of common shares in millions)
Basic weighted-average shares outstanding:
Issued and outstanding	4,273	4,273	4,273	4,254
Prepaid forward purchase contracts(a)	65	65	65	82

Basic weighted-average shares outstanding	4,338	4,338	4,338	4,336

Weighted-average shares dilution adjustments:
Dilutive stock options	—	18	—	31

Diluted weighted-average shares outstanding	4,338	4,356	4,338	4,367

Weighted-average shares dilution adjustments — exclusions
Stock options	291	285	291	272
4.25% Convertible Senior Notes(b)	180	180	180	180

(a)	The minimum number of Nortel Networks Corporation common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted-average basis was 65 for each of the three and six months ended June 30, 2005, respectively, and 65 and 82 for the three and six months ended June 30, 2004, respectively. As of June 30, 2005 and 2004, the minimum number of Nortel Networks Corporation common shares to be issued upon settlement of the prepaid forward purchase contracts was 65 and 65, respectively.
(b)	The 4.25% Convertible Senior Notes were anti-dilutive for the three and six months ended June 30, 2005 and 2004.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

15.	Comprehensive income (loss)
      The following are the components of comprehensive income (loss), net of tax, for the three and six months ended:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net earnings (loss)	$45	$16	$(4)	$75
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment(a)	(101)	(68)	(360)	(72)
Unrealized gain (loss) on investments — net(b)	(16)	(41)	(23)	(60)
Minimum pension liability adjustment — net	1	—	3	1
Unrealized derivative gain (loss) on cash flow hedges — net(c)	(11)	(6)	(19)	(12)

Comprehensive income (loss)	$(82)	$(99)	$(403)	$(68)

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries. The change in foreign currency translation adjustment includes $187 released due to a divestiture in the first half of 2005.
(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil and nil for the three and six months ended June 30, 2005 and 2004, respectively.
(c)	During the three and six months ended June 30, 2005, $5 and $13 of net derivative gains (losses) were reclassified to other income (expense) — net, respectively. During the three and six months ended June 30, 2004, nil and $3 of net derivative gains (losses) were reclassified to other income (expense) — net, respectively. Nortel estimates that $1 of net derivative gains (losses) included in accumulated other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.

16.	Related party transactions
      In the ordinary course of business, Nortel purchases certain inventory for its Carrier Packet Networks business from Bookham, Inc. (“Bookham”), a related party due to Nortel’s equity interest in Bookham. Bookham is a sole supplier of key optical components to Nortel’s optical networks solutions in its Carrier Packet Networks segment. During the three and six months ended June 30, 2005, Nortel’s aggregate purchases from Bookham were $2 and $6, respectively. During the three and six months ended June 30, 2004, Nortel’s aggregate purchases from Bookham were $16 and $35, respectively. As of June 30, 2005 and December 31, 2004, accounts payable to Bookham were nil and $5, respectively. Nortel also has certain notes receivable due from Bookham with a carrying amount of $20 and $20 as of June 30, 2005 and December 31, 2004, respectively.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
      On April 1, 2002, Nortel filed a motion to dismiss the above consolidated U.S. shareholder class action on the ground that it failed to state a cause of action under U.S. federal securities laws. On January 3, 2003, the District Court denied the motion to dismiss the consolidated U.S. class action complaint. The plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003. The District Court held oral arguments on September 3, 2003 and issued an order granting class certification on September 5, 2003. On September 23, 2003, the defendants filed a motion in the Second Circuit for permission to appeal the class certification decision. The plaintiffs’ opposition to the motion was filed on October 2, 2003. On November 24, 2003, the Second Circuit denied the motion. On March 10, 2004, the District Court approved the form of notice to the class which was published and mailed.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
      A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the Nortel Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004. On June 17, 2005, the plaintiffs filed a Second Amended Consolidated Class Action Complaint that added additional current and former directors, officers and employees as defendants and alleged breach of fiduciary duty on behalf of the Plan and as a purported class action on behalf of participants and beneficiaries of the Plan who held shares of the Nortel Networks Stock Fund during the period from March 7, 2000 through June 17, 2005. On July 8, 2005, the defendants filed a Renewed Motion to Dismiss Plaintiffs’ Second Amended Class Action Complaint.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
      On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain directors and officers, and certain former directors and officers, of Nortel alleging, among other things, breach of fiduciary duties owed to Nortel during the period from 2000 to 2003 including by causing Nortel to engage in unlawful conduct or failing to prevent such conduct; causing Nortel to issue false statements; and violating the law. On February 14, 2005, the defendants filed motions to dismiss the derivative complaint. On April 29, 2005, the plaintiffs filed an opposition to the motions to dismiss. On May 26, 2005, the defendants filed a reply memorandum in support of the motions to dismiss.
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
      Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. Nortel cannot determine whether

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition or liquidity of Nortel. Nortel intends to vigorously defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.
     Environmental matters
      Nortel’s operations are subject to a wide range of environmental laws in various jurisdictions around the world. Nortel seeks to operate its business in compliance with such laws. In 2004, Nortel became subject to new European product content laws and product takeback and recycling requirements that will require full compliance by 2006. It is expected that these laws will require Nortel to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on the business, results of operations, financial condition or liquidity in the past, there can be no assurance that Nortel will not be required to incur such costs in the future. Nortel has a corporate environmental management system standard and an environmental program to promote such compliance. Moreover, Nortel has a periodic, risk-based, integrated environment, health and safety audit program.
      Nortel’s environmental program focuses its activities on design for the environment, supply chain and packaging reduction issues. Nortel works with its suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.
      Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of June 30, 2005, the accruals on the consolidated balance sheet for environmental matters were $29. Based on information available as of June 30, 2005, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.
      Nortel has remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $29.
      Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at six Superfund sites in the U.S. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $29 referred to above.
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

Other
      In August 2004, Nortel entered into a contract with Bharat Sanchar Nigram Limited (“BSNL”) to establish a wireless network in India for total expected revenues of approximately $500, a significant portion of which has been recognized and the remainder of which is expected to be recognized

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
substantially in the second half of 2005. This resulted in a project loss of approximately $160 in 2004. Nortel recorded an additional loss of approximately $32 in the first half of 2005 related to this contract. The losses on this contract are primarily driven by the pricing pressures as a result of the competitive nature of India’s telecom market and also Nortel’s start up costs to become a significant GSM vendor in this market.
      In addition to the orders under the existing contract, BSNL may increase the amounts purchased under the contract up to an additional 50% of the existing contract level to allow for business expansion. Nortel expects that there is the potential for further project losses, which will be determined by the product mix and magnitude of additional orders.

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
      The consolidated financial statements of Nortel have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that Nortel would have followed had its consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of the net earnings (loss) between U.S. GAAP and Canadian GAAP for the three and six months ended June 30, 2005 and 2004,

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
and accumulated deficit as of June 30, 2005 and 2004 and earnings per share data under Canadian GAAP for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net earnings (loss)
U.S. GAAP	$45	$16	$(4)	$75
Derivative accounting (b)((i)(i))	(7)	—	(11)	22
Financial instruments (c)	(17)	(16)	(34)	(32)
Other	—	2	—	6

Canadian GAAP	$21	$2	$(49)	$71

Accumulated deficit
Deficit at the beginning of the period			$(32,203)	$(32,098)
Net earnings (loss)			(49)	71
Accretion of prepaid forward purchase contracts			(4)	(5)

Deficit at the end of the period			$(32,256)	$(32,032)

Canadian GAAP:
Basic earnings (loss) per common share
— from continuing operations	$0.00	$0.00	$(0.01)	$0.02
— from discontinued operations	(0.00)	0.00	0.00	0.00

Basic earnings (loss) per common share	$0.00	$0.00	$(0.01)	$0.02

Diluted earnings (loss) per common share
— from continuing operations	$0.00	$0.00	$(0.01)	$0.02
— from discontinued operations	(0.00)	0.00	0.00	0.00

Diluted earnings (loss) per common share	$0.00	$0.00	$(0.01)	$0.02

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      The following details the material differences between U.S. GAAP and Canadian GAAP for balance sheet information as of June 30, 2005 and December 31, 2004:

	June 30, 2005			December 31, 2004

	U.S.		Canadian	U.S.		Canadian
	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP

ASSETS
Current assets (g)	$7,961	$(5)	$7,956	$8,342	$5	$8,347
Investments (d)(g)	154	7	161	159	(16)	143
Plant and equipment — net	1,581	(4)	1,577	1,651	(2)	1,649
Goodwill (a)	2,522	(895)	1,627	2,303	(910)	1,393
Intangible assets — net (h)	154	(39)	115	78	(40)	38
Deferred income taxes — net (h)	3,632	(205)	3,427	3,736	(220)	3,516
Other assets (b)(h)	578	26	604	715	(19)	696

Total assets	$16,582	$(1,115)	$15,467	$16,984	$(1,202)	$15,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities (g)	$6,406	$(87)	$6,319	$5,172	$(41)	$5,131
Long-term debt (b)(c)	2,438	(233)	2,205	3,862	(287)	3,575
Deferred income taxes — net (h)	151	12	163	144	14	158
Other liabilities (b)(h)	3,329	(1,224)	2,105	3,189	(1,360)	1,829

Total liabilities	12,324	(1,532)	10,792	12,367	(1,674)	10,693

Minority interests in subsidiary companies	636	—	636	630	—	630
Total shareholders’ equity (b)(c)(d)(g)(h)	3,622	417	4,039	3,987	472	4,459

Total liabilities and shareholders’ equity	$16,582	$(1,115)	$15,467	$16,984	$(1,202)	$15,782

      The significant differences between U.S. GAAP and Canadian GAAP that impact the consolidated financial statements of Nortel include the following:

(a)	Business combinations
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
      The potential differences in the initial measurement of goodwill in business combinations under Canadian GAAP and U.S. GAAP may result in a difference in the amount of any subsequent goodwill impairment charge. Effective January 1, 2002, under both U.S. GAAP and Canadian GAAP, the method used in accounting for goodwill changed from an amortization method to an impairment only method, thereby eliminating any impact on net earnings (loss) due to the amortization of different amounts of goodwill during these periods. On June 3, 2005, Nortel completed the acquisition of PEC (see note 8). There are no significant differences between U.S. and Canadian GAAP that impacted this acquisition.

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

(e)	Other financial statement presentation differences
      Under Canadian GAAP, global investment tax credits are required to be deducted from R&D expense while under U.S. GAAP, these amounts are deducted from the income tax benefit (expense). The impact of this difference in the three and six months ended June 30, 2005 of $9 and $18, respectively, and in the three and six months ended June 30, 2004 of $13 and $24, respectively, was to increase or decrease net earnings (loss) from continuing operations before income taxes, non-controlling interests and equity in net loss of associated companies under Canadian GAAP, with a corresponding increase or decrease in income tax benefit (expense).
      Under Canadian GAAP, Nortel is required to present a consolidated statement of cash flows for the three and six months ended June 30, 2005 and 2004, whereas under U.S. GAAP, a consolidated statement of cash flows is only required for the six months ended June 30, 2005 and 2004. The following table presents consolidated statement of cash flows data for the three and six months ended June 30, 2005 and 2004 prepared in accordance with Canadian GAAP. There are no significant differences between U.S. and Canadian GAAP that impact the consolidated statement of cash flows.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net cash from (used in) operating activities of continuing operations	$102	$82	$(158)	$(243)
Net cash from (used in) investing activities of continuing operations	(409)	29	(381)	44
Net cash from (used in) financing activities of continuing operations	(14)	5	(37)	(77)
Effect of foreign exchange rate changes on cash and cash equivalents	(50)	(22)	(85)	(9)

Net cash from (used in) continuing operations	(371)	94	(661)	(285)
Net cash from (used in) operating activities of discontinued operations	(2)	15	34	(3)

Net increase (decrease) in cash and cash equivalents	(373)	109	(627)	(288)
Cash and cash equivalents at beginning of period	3,436	3,604	3,690	4,001

Cash and cash equivalents at end of period	$3,063	$3,713	$3,063	$3,713

(f)	Other
      Under U.S. GAAP, translation adjustments for self-sustaining subsidiaries are reported as a component of other comprehensive income (loss), whereas, under Canadian GAAP, these translation

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
      Concurrent with the adoption of AcG-13, Nortel also adopted the CICA’s Emerging Issues Committee (“EIC”) 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments” (“EIC 128”), which requires that certain freestanding derivative instruments that give rise to a financial asset or liability, and do not qualify for hedge accounting under AcG-13, be recognized on the balance sheet and measured at fair value, with changes in fair value recognized in earnings (loss) in each period. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 for the six months ended June 30, 2004.

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

(iii) Financial instruments — presentation and disclosure
      In January 2004, the CICA issued amendments to CICA Handbook Section 3860, “Financial Instruments — Presentation and Disclosure” (“Section 3860”), to require obligations that must or may be settled at the issuer’s option, by a variable number of the issuer’s own equity instruments to be presented as liabilities. Thus, securities issued by an enterprise that give the issuer unrestricted rights to settle the

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
principal amount in cash or in the equivalent value of its own equity instruments will no longer be presented as equity. The amendments to Section 3860 are applicable to Nortel beginning January 1, 2005 on a retroactive basis. The adoption of the amendments to Section 3860 did not have any material impact on Nortel’s results of operations and financial condition.

(iv) Accounting by a customer (including a reseller) for certain consideration received from a vendor
      In January 2005, the EIC issued amended abstract 144, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. The amendment is effective retroactively for periods commencing on or after February 15, 2005. The amendment requires companies to recognize the benefit of non-discretionary rebates for achieving specified cumulative purchasing levels as a reduction of the cost of purchases over the relevant period, provided the rebate is probable and reasonably estimable. Otherwise, the rebates would be recognized as purchasing milestones are achieved. The adoption of the new amendment did not have any material impact on Nortel’s results of operations and financial condition.

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

19.	Supplemental consolidating financial information
      As of June 30, 2005, and as a result of NNL’s credit ratings, various liens, pledges and guarantees were effective under security agreements entered into by NNL and various of its subsidiaries (see note 9).
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
      As of June 30, 2005, the security agreements pledge substantially all of the assets of NNL located in the U.S. and Canada and those of most of its U.S. and Canadian subsidiaries, including the shares of certain of NNL’s U.S. and Canadian subsidiaries, in favor of EDC and the holders of Nortel’s and NNL’s outstanding public debt securities (see note 9). In addition, certain of NNL’s wholly owned subsidiaries, including NNI, most of NNL’s Canadian subsidiaries, Nortel Networks (Asia) Limited, Nortel Networks (Ireland) Limited and Nortel Networks U.K. Limited, have guaranteed NNL’s obligations under the EDC Support Facility and Nortel’s and NNL’s outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represented either wholly

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
owned subsidiaries of NNL whose shares were pledged, or were the remaining subsidiaries of NNL which did not provide liens, pledges or guarantees.
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
      The following supplemental consolidating financial data illustrates, in separate columns, the composition (as described below) of Nortel Networks Corporation, NNL, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total for the three and six months ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004, respectively.
      Investments in subsidiaries are accounted for using the equity method for purposes of the supplemental consolidating financial data. Net earnings (loss) of subsidiaries are therefore reflected in the investment account and net earnings (loss). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operating as independent entities and are not indicative of future performance.
      Nortel records intercompany transfer pricing and cost sharing adjustments in accordance with the methodologies proposed in its APA requests and recognizes transfer pricing adjustments as they are determined and invoiced (see note 6). Costs and revenues are reported within the entity in which they originated until transferred in accordance with intercompany billing practices.
      In particular, in the first half of 2005 Nortel recorded transfer pricing adjustments which reduced the revenue and net earnings (loss) of the Guarantor subsidiaries by approximately $500, primarily in the three months ended June 30, 2005, (nil for the first half of 2004), with a corresponding increase in the revenue and no impact to the net earnings (loss) of Nortel Networks Limited because of the impact of equity accounting. These adjustments represent the impact of revisions to prior period transfer pricing adjustments. These adjustments are eliminated on consolidation.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Supplemental Consolidating Statements of Operations for the three months ended June 30, 2005:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Revenues	$—	$1,392	$1,923	$958	$(1,418)	$2,855
Cost of revenues	—	557	1,667	814	(1,418)	1,620

Gross profit	—	835	256	144	—	1,235
Selling, general and administrative expense	—	109	349	121	—	579
Research and development expense	—	356	51	72	—	479
Amortization of intangibles	—	—	—	2	—	2
Special charges	—	(3)	82	11	—	90
(Gain) loss on sale of businesses and assets	—	33	2	1	—	36

Operating earnings (loss)	—	340	(228)	(63)	—	49
Other income (expense) — net	—	—	61	(3)	—	58
Interest expense
Long-term debt	(21)	(20)	(3)	(7)	—	(51)
Other	—	(5)	(11)	15	—	(1)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(21)	315	(181)	(58)	—	55
Income tax benefit (expense)	—	(49)	(3)	59	—	7

	(21)	266	(184)	1	—	62
Minority interests — net of tax	—	—	—	(7)	(10)	(17)
Equity in net earnings (loss) of associated companies — net of tax	67	(208)	72	35	35	1

Net earnings (loss) from continuing operations	46	58	(112)	29	25	46
Net earnings (loss) from discontinued operations — net of tax	(1)	(1)	(1)	—	2	(1)

Net earnings (loss)	$45	$57	$(113)	$29	$27	$45

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Supplemental Consolidating Statements of Operations for the three months ended June 30, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Revenues	$—	$766	$1,803	$922	$(901)	$2,590
Cost of revenues	—	521	1,167	748	(901)	1,535

Gross profit	—	245	636	174	—	1,055
Selling, general and administrative expense	—	109	314	119	—	542
Research and development expense	—	230	190	73	—	493
Amortization of intangibles	—	—	—	2	—	2
Special charges	—	1	(4)	2	—	(1)
(Gain) loss on sale of businesses and assets	—	—	(1)	(74)	—	(75)

Operating earnings (loss)	—	(95)	137	52	—	94
Other income (expense) — net	—	(18)	21	(21)	—	(18)
Interest expense
Long-term debt	(21)	(16)	—	(6)	—	(43)
Other	—	(1)	(17)	11	—	(7)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(21)	(130)	141	36	—	26
Income tax benefit (expense)	—	9	(1)	(15)	—	(7)

	(21)	(121)	140	21	—	19
Minority interests — net of tax	—	—	—	(1)	(7)	(8)
Equity in net earnings (loss) of associated companies — net of tax	31	169	287	(8)	(480)	(1)

Net earnings (loss) from continuing operations	10	48	427	12	(487)	10
Net earnings (loss) from discontinued operations — net of tax	6	6	3	—	(9)	6

Net earnings (loss)	$16	$54	$430	$12	$(496)	$16

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Supplemental Consolidating Statements of Operations for the six months ended June 30, 2005:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Revenues	$—	$1,906	$3,543	$1,984	$(2,042)	$5,391
Cost of revenues	—	947	2,632	1,562	(2,042)	3,099

Gross profit	—	959	911	422	—	2,292
Selling, general and administrative expense	—	247	667	239	—	1,153
Research and development expense	—	393	414	146	—	953
Amortization of intangibles	—	—	—	4	—	4
Special charges	—	2	91	18	—	111
(Gain) loss on sale of businesses and assets	—	33	4	—	—	37

Operating earnings (loss)	—	284	(265)	15	—	34
Other income (expense) — net	—	21	80	3	—	104
Interest expense
Long-term debt	(42)	(39)	(6)	(14)	—	(101)
Other	—	(7)	(23)	26	—	(4)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(42)	259	(214)	30	—	33
Income tax benefit (expense)	—	(51)	(15)	57	—	(9)

	(42)	208	(229)	87	—	24
Minority interests — net of tax	—	—	—	(12)	(19)	(31)
Equity in net earnings (loss) of associated companies — net of tax	37	(159)	172	50	(98)	2

Net earnings (loss) from continuing operations	(5)	49	(57)	125	(117)	(5)
Net earnings (loss) from discontinued operations — net of tax	1	1	—	—	(1)	1

Net earnings (loss)	$(4)	$50	$(57)	$125	$(118)	$(4)

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Supplemental Consolidating Statements of Operations for the six months ended June 30, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Revenues	$—	$1,664	$3,481	$1,824	$(1,935)	$5,034
Cost of revenues	—	1,008	2,355	1,498	(1,935)	2,926

Gross profit	—	656	1,126	326	—	2,108
Selling, general and administrative expense	—	213	644	227	—	1,084
Research and development expense	—	424	391	149	—	964
Amortization of intangibles	—	—	—	5	—	5
Special charges	—	4	(4)	6	—	6
(Gain) loss on sale of businesses and assets	—	—	(1)	(74)	—	(75)

Operating earnings (loss)	—	15	96	13	—	124
Other income (expense) — net	(1)	15	81	(27)	—	68
Interest expense
Long-term debt	(42)	(32)	(1)	(12)	—	(87)
Other	—	(1)	(37)	23	—	(15)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(43)	(3)	139	(3)	—	90
Income tax benefit (expense)	—	46	(26)	(18)	—	2

	(43)	43	113	(21)	—	92
Minority interests — net of tax	—	—	—	(6)	(16)	(22)
Equity in net earnings (loss) of associated companies — net of tax	111	121	174	(6)	(402)	(2)

Net earnings (loss) from continuing operations	68	164	287	(33)	(418)	68
Net earnings (loss) from discontinued operations — net of tax	7	7	4	—	(11)	7

Net earnings (loss)	$75	$171	$291	$(33)	$(429)	$75

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Supplemental Consolidating Balance Sheets as of June 30, 2005:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$76	$34	$1,846	$1,104	$—	$3,060
Restricted cash and cash equivalents	—	44	21	8	—	73
Accounts receivable — net	—	727	1,234	774	—	2,735
Intercompany/related party accounts receivable	48	521	969	1,053	(2,591)	—
Inventories — net	—	222	627	466	—	1,315
Deferred income taxes — net	—	44	215	—	—	259
Other current assets	—	88	200	231	—	519

Total current assets	124	1,680	5,112	3,636	(2,591)	7,961
Investments	5,518	1,879	(6,483)	585	(1,345)	154
Intercompany advances	—	403	1,073	1,709	(3,185)	—
Plant and equipment — net	—	451	745	385	—	1,581
Goodwill	—	—	1,907	615	—	2,522
Intangible assets — net	—	36	1	117	—	154
Deferred income taxes — net	—	1,786	1,770	76	—	3,632
Other assets	21	(52)	269	340	—	578

Total assets	$5,663	$6,183	$4,394	$7,463	$(7,121)	$16,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1	$580	$527	$36	$—	$1,144
Intercompany/related party accounts payable	213	(3,732)	3,529	2,581	(2,591)	—
Payroll and benefit-related liabilities	1	87	371	134	—	593
Contractual liabilities	—	121	146	169	—	436
Restructuring liabilities	—	13	113	17	—	143
Other accrued liabilities	26	332	1,644	639	—	2,641
Long-term debt due within one year	—	1,297	12	140	—	1,449

Total current liabilities	241	(1,302)	6,342	3,716	(2,591)	6,406
Long-term debt	1,800	224	116	298	—	2,438
Deferred income taxes — net	—	—	112	39	—	151
Other liabilities	—	1,267	1,832	230	—	3,329
Intercompany advances	—	—	297	2,888	(3,185)	—

Total liabilities	2,041	189	8,699	7,171	(5,776)	12,324

Minority interests in subsidiary companies	—	—	—	100	536	636

SHAREHOLDERS’ EQUITY
Preferred shares	—	536	237	47	(820)	—
Common shares	33,844	1,211	5,416	2,398	(9,025)	33,844
Additional paid-in capital	3,316	22,144	799	20,110	(43,053)	3,316
Accumulated deficit	(32,587)	(16,961)	(11,256)	(22,498)	50,715	(32,587)
Accumulated other comprehensive income (loss)	(951)	(936)	499	135	302	(951)

Total shareholders’ equity	3,622	5,994	(4,305)	192	(1,881)	3,622

Total liabilities and shareholders’ equity	$5,663	$6,183	$4,394	$7,463	$(7,121)	$16,582

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Supplemental Consolidating Balance Sheets as of December 31, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$74	$(2)	$2,414	$1,200	$—	$3,686
Restricted cash and cash equivalents	—	52	20	8	—	80
Accounts receivable — net	—	476	1,244	831	—	2,551
Intercompany/related party accounts receivable	49	541	1,135	1,067	(2,792)	—
Inventories — net	—	298	608	508	—	1,414
Deferred income taxes — net	—	45	211	(1)	—	255
Other current assets	—	33	166	157	—	356

Total current assets	123	1,443	5,798	3,770	(2,792)	8,342
Investments	5,845	2,222	(6,772)	508	(1,644)	159
Intercompany advances	—	346	1,102	1,687	(3,135)	—
Plant and equipment — net	—	480	771	400	—	1,651
Goodwill	—	—	1,946	357	—	2,303
Intangible assets — net	—	37	1	40	—	78
Deferred income taxes — net	—	1,824	1,814	98	—	3,736
Other assets	24	80	288	323	—	715

Total assets	$5,992	$6,432	$4,948	$7,183	$(7,571)	$16,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1	$486	$391	$118	$—	$996
Intercompany/related party accounts payable	178	(3,561)	3,626	2,549	(2,792)	—
Payroll and benefit-related liabilities	1	68	306	140	—	515
Contractual liabilities	—	175	218	176	—	569
Restructuring liabilities	—	32	184	38	—	254
Other accrued liabilities	25	380	1,642	776	—	2,823
Long-term debt due within one year	—	13	12	(10)	—	15

Total current liabilities	205	(2,407)	6,379	3,787	(2,792)	5,172
Long-term debt	1,800	1,520	120	422	—	3,862
Deferred income taxes — net	—	—	108	36	—	144
Other liabilities	—	995	1,928	266	—	3,189
Intercompany advances	—	—	297	2,838	(3,135)	—

Total liabilities	2,005	108	8,832	7,349	(5,927)	12,367

Minority interests in subsidiary companies	—	—	—	94	536	630

SHAREHOLDERS’ EQUITY
Preferred shares	—	536	237	47	(820)	—
Common shares	33,840	1,211	5,417	2,394	(9,022)	33,840
Additional paid-in capital	3,282	22,107	775	19,694	(42,576)	3,282
Deferred stock option compensation	—	—	—	(9)	9	—
Accumulated deficit	(32,583)	(16,992)	(10,931)	(22,648)	50,571	(32,583)
Accumulated other comprehensive income (loss)	(552)	(538)	618	262	(342)	(552)

Total shareholders’ equity	3,987	6,324	(3,884)	(260)	(2,180)	3,987

Total liabilities and shareholders’ equity	$5,992	$6,432	$4,948	$7,183	$(7,571)	$16,984

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2005:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(5)	$49	$(57)	$125	$(117)	$(5)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	—	21	91	48	—	160
Non-cash portion of special charges and related asset write downs	—	(8)	7	3	—	2
Equity in net (earnings) loss of associated companies — net of tax	(37)	159	(172)	(50)	98	(2)
Stock option compensation	—	6	23	8	—	37
Deferred income taxes	—	—	10	4	—	14
Other liabilities	—	50	122	7	—	179
(Gain) loss on sale or write-down of investments, businesses and assets	—	33	(13)	1	—	21
Other — net	(333)	(159)	117	299	19	(57)
Change in operating assets and liabilities	1	(154)	(186)	(169)	—	(508)
Intercompany/related party activity	376	(95)	(436)	155	—	—

Net cash from (used in) operating activities of continuing operations	2	(98)	(494)	431	—	(159)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(10)	(68)	(41)	—	(119)
Proceeds on disposals of plant and equipment	—	9	1	—	—	10
Restricted cash and cash equivalents	—	9	—	—	—	9
Acquisitions of investments and businesses - net of cash acquired	—	—	(8)	(440)	—	(448)
Proceeds on sale of investments and businesses	—	131	36	—	—	167

Net cash from (used in) investing activities of continuing operations	—	139	(39)	(481)	—	(381)

Cash flows from (used in) financing activities
Dividends on preferred shares	—	(19)	—	—	19	—
Dividends paid by subsidiaries to minority interests	—	—	—	(5)	(19)	(24)
Increase in notes payable	—	—	—	38	—	38
Decrease in notes payable	—	—	—	(46)	—	(46)
Repayments of long-term debt	—	—	—	—	—	—
Proceeds from (repayments of) capital leases payable	—	2	(4)	(2)	—	(4)
Issuance of common shares	1	—	—	—	—	1

Net cash from (used in) financing activities of continuing operations	1	(17)	(4)	(15)	—	(35)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(1)	(53)	(30)	—	(85)

Net cash from (used in) continuing operations	2	23	(590)	(95)	—	(660)
Net cash from (used in) operating activities of discontinued operations	—	13	22	(1)	—	34

Net increase (decrease) in cash and cash equivalents	2	36	(568)	(96)	—	(626)
Cash and cash equivalents at beginning of period	74	(2)	2,414	1,200	—	3,686

Cash and cash equivalents at end of period	$76	$34	$1,846	$1,104	$—	$3,060

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$68	$164	$287	$(33)	$(418)	$68
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	—	21	85	65	—	171
Equity in net (earnings) loss of associated companies — net of tax	(111)	(121)	(174)	6	402	2
Stock option compensation	—	16	14	6	—	36
Deferred income taxes	—	(1)	9	(10)	—	(2)
Other liabilities	—	40	61	12	—	113
(Gain) loss on sale or write-down of investments, businesses and assets	—	—	(35)	(74)	—	(109)
Other — net	(63)	2	9	155	16	119
Change in operating assets and liabilities	(1)	(297)	(306)	(51)	—	(655)
Intercompany/related party activity	69	236	(199)	(106)	—	—

Net cash from (used in) operating activities of continuing operations	(38)	60	(249)	(30)	—	(257)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(15)	(70)	(17)	—	(102)
Proceeds on disposals of plant and equipment	—	4	1	5	—	10
Restricted cash and cash equivalents	—	1	—	9	—	10
Acquisitions of investments and businesses — net of cash acquired	—	(1)	(5)	—	—	(6)
Proceeds on sale of investments and businesses	—	1	55	76	—	132

Net cash from (used in) investing activities of continuing operations	—	(10)	(19)	73	—	44

Cash flows from (used in) financing activities
Dividends on preferred shares	—	(16)	—	—	16	—
Dividends paid by subsidiaries to minority interests	—	—	—	—	(16)	(16)
Increase in notes payable	—	—	—	41	—	41
Decrease in notes payable	—	—	—	(26)	—	(26)
Repayments of long-term debt	—	—	(85)	(13)	—	(98)
Repayments of capital leases payable	—	(1)	(7)	—	—	(8)
Issuance of common shares	30	—	—	—	—	30

Net cash from (used in) financing activities of continuing operations	30	(17)	(92)	2	—	(77)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(4)	(5)	—	(9)

Net cash from (used in) continuing operations	(8)	33	(364)	40	—	(299)
Net cash from (used in) operating activities of discontinued operations	1	15	(4)	(1)	—	11

Net increase (decrease) in cash and cash equivalents	(7)	48	(368)	39	—	(288)
Cash and cash equivalents at beginning of period	68	(8)	2,963	974	—	3,997

Cash and cash equivalents at end of period	$61	$40	$2,595	$1,013	$—	$3,709

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table of Contents

Business overview	61
Our business	61
Our segments	61
Our strategy and outlook	63
Strategy	63
Financial targets	63
2005 Outlook	64
Evolution of our supply chain strategy	64
Developments in 2005	66
First half 2005 consolidated results summary	66
Significant business developments	67
Acquisitions	67
Joint ventures	68
Optical components operations	68
Bharat Sanchar Nigram Limited contract	68
Nortel Audit Committee Independent Review; restatements; related matters	69
Restatements and Independent Review	69
Revenue Independent Review	69
Material weaknesses in internal control over financial reporting	70
EDC Support Facility	70
Debt securities	71
Shelf registration statement; forward purchase contracts	71
Regulatory actions and pending litigation	71
Stock-based compensation plans	72
Results of operations — continuing operations	72
Consolidated information	72
Revenues	72
Geographic revenues	73
Gross profit and gross margin	75
Operating expenses	76
Selling, general and administrative expense	76
Research and development expense	77
Special charges	78
Gain (loss) on sale of businesses and assets	82
Other income (expense) — net	82
Interest expense	83
Income tax benefit (expense)	83
Net earnings (loss) from continuing operations	84
Segment information	84
Carrier Packet Networks	85
CDMA Networks	88
GSM and UMTS Networks	89
Enterprise Networks	91

Other	93
Liquidity and capital resources	94
Cash flows	94
Operating activities	94
Investing activities	97
Financing activities	97
Uses of liquidity	98
Contractual cash obligations	98
Customer financing	98
Acquisitions	99
Sources of liquidity	99
Credit facilities	100
Available support facility	100
Shelf registration statement and base shelf prospectus	101
Credit ratings	101
Off-balance sheet arrangements	102
Bid, performance related and other bonds	102
Receivables securitization transactions	102
Application of critical accounting policies and estimates	103
Provisions for doubtful accounts	103
Provisions for inventory	104
Provisions for product warranties	105
Tax asset valuation	105
Goodwill valuation	106
Special charges	106
Accounting changes and recent accounting pronouncements	107
Accounting changes	107
Recent accounting pronouncements	107
Canadian supplement	108
Accounting changes	109
Outstanding share data	110
Market risk	110
Equity price risk	111
Environmental matters	111
Legal proceedings	111
Risk factors/forward looking statements	112
Risks relating to our restatements and related matters	112
Risks relating to our business	119

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

Our segments
      During 2004, our operations were organized and represented by four operating segments which were also our reportable segments: Wireless Networks, Enterprise Networks, Wireline Networks, and Optical Networks. Effective October 1, 2004, we established a new streamlined organizational structure that is comprised of the following operating segments: (a) Carrier Packet Networks, which is substantially an amalgamation of our previous Wireline Networks and Optical Networks operating segments; (b) Code Division Multiple Access, or CDMA, Networks, which previously represented a portion of our Wireless Networks operating segment; (c) Global System for Mobile communications, or GSM, and Universal Mobile Telecommunications Systems, or UMTS, Networks which also previously represented a portion of our Wireless Networks operating segment; and (d) Enterprise Networks, which remains substantially unchanged from the previous Enterprise Networks operating segment.
      Although certain structural changes were made to reflect the reorganization effective October 1, 2004, we did not meet the criteria to change our reportable segments under Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information”, or SFAS 131, for the 2004 fiscal year. Our operating results on a segmented basis for the new organizational structure were not available for review by our chief operating decision maker during the 2004 fiscal year, as a significant amount of our finance resources were allocated to the restatement activity that was completed during January 2005. Commencing in the first quarter of 2005, we met the criteria under SFAS 131 to change our reportable segments to reflect the four operating segments established effective October 1, 2004. These four reportable segments and other business activities are described below:

•	Carrier Packet Networks provides: (i) circuit and packet voice solutions, (ii) data networking and security solutions and (iii) optical long-haul and metropolitan optical network solutions. Together, these solutions provide or transport data, voice and multimedia communications solutions to our service provider customers that operate wireline networks. These service provider customers include local and long distance telephone companies, wireless service providers (for the wireline portion of their networks), cable operators and other communication service providers.

•	CDMA Networks provides communication network solutions to wireless service provider customers based on CDMA and Time Division Multiple Access, or TDMA, technologies to enable those customers to offer their customers, the subscribers for wireless communication services, the ability to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices.

•	GSM and UMTS Networks also provides communication network solutions to our wireless service provider customers; however, these solutions are based on GSM and UMTS technologies.

•	Enterprise Networks provides: (i) circuit and packet voice solutions and (ii) data networking and security solutions which provide data, voice and multimedia communications solutions to our enterprise customers. Our Enterprise Networks customers consist of a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•	“Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed separately as reportable segments. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to our corporate compliance and other non-operational activities and are included in “other”.
      Our vice chairman and chief executive officer, or CEO, has been identified as our chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The CEO relies on the information derived directly from our management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes, or Management EBT. This measure includes the cost of revenues, selling, general and administrative, or SG&A, expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. See “Segment information — General description” in note 4 of the accompanying unaudited consolidated financial statements.

     Our strategy and outlook

Strategy
      We continue to drive our business forward on a platform of integrity with a focus on cash, costs and revenues as strategic goals. We remain committed to our business strategy of technology and solutions evolution in helping our customers transform their networks and implement new applications and services to drive improved productivity, reduced costs and revenue growth.
      The principal components of our strategic plan, first announced in August 2004, are:

•	a commitment to best corporate practices and ethical conduct;

•	a streamlined organizational structure to reflect alignment with carrier converged networks;

•	an increased focus on the enterprise market and customers;

•	optimized R&D programs for highly secure, available and reliable converged networks;

•	a focus on partnerships, new markets and strategic acquisitions;

•	a focus on overall marketing strategy;

•	the strategic review of embedded services to assess opportunities in the professional services business; and

•	a distinct focus on government and defense customers.
      Our strategic plan also includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments, but primarily in Carrier Packet Networks, or the 2004 Restructuring Plan. Our workforce actions are focused to disproportionately protect customer and sales facing roles as well as continue our focus on new innovative solutions. We anticipate cost savings of approximately $500 in 2005 related to this work plan, partially offset by planned investments in certain strategic areas such as the finance organization. For further information related to our work plan, see “Results of operations — continuing operations — Operating expenses — Special charges”.
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
     Financial targets
      Our financial targets focus on cash, costs and revenue. We expect to achieve targeted improvements in cash flow from operations by driving improved earnings performance and working capital management. We measure working capital performance through the use of various metrics and in particular, we are focused on improvements in accounts receivable performance and levels of inventory (see “Liquidity and capital resources — Cash flows”).
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
      As a global supplier in the communications equipment market, one of the keys to our long-term success is revenue growth. In addition to efficiently providing global sales and support and product development, it is important that we maintain or gain market share for us to be viewed by our customers as a long-term, innovative networking solutions supplier. We are focusing on government, security and services to drive revenue growth as evidenced by our acquisition of PEC Solutions, Inc., or PEC, in the second quarter of 2005.
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
     2005 Outlook
      We expect continued consolidation of certain service providers for the remainder of 2005. We expect this trend to result in a net reduction in customer spending as these service providers focus on improving the efficiency of their combined networks rather than network expansion. Competition in the industry remains strong and our traditional large competitors, newer competitors, particularly from China, and certain smaller niche competitors continue to increase their market share and create pricing and margin pressures. We and our competitors remain focused on certain key factors such as customer relationships, installed networks, innovative and reliable products, services and price.
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
      For 2005, we expect our Management EBT to increase as compared to 2004 primarily due to expected higher revenues, the impact of cost savings generated by our work plan, and lower costs resulting from the substantial completion of our restatement activities. We expect that the increase will be partially offset by increased investment costs in certain parts of the business and accruals for expected employee bonuses for 2005 that were not incurred in 2004. The expected increase in Management EBT is also expected to be partially offset by increased special charges in 2005 compared to 2004 associated with our work plan and an expected absence of gain on sale of businesses and assets and income tax recoveries that were recorded in our 2004 results.
      For the full year 2005, we expect revenue to grow in the range of 10% while reflecting a seasonal pattern compared to 2004 and gross margins in the range of 40 to 44 percent of revenue. We expect operating expenses as a percent of revenue to be approximately 35 percent by the end of 2005 primarily driven by expected higher revenues, benefits from our previously announced restructuring work plan and lower costs resulting from the substantial completion of our restatement activities.

Evolution of our supply chain strategy
      On June 29, 2004, we announced an agreement with Flextronics regarding the divestiture of substantially all of our remaining manufacturing operations, including product integration, testing and repair operations carried out in Calgary and Montreal, Canada and Campinas, Brazil, as well as certain activities related to these locations, including the management of the supply chain, related suppliers, and third-party logistics. In Europe, Flextronics made an offer to purchase similar operations at our Monkstown, Northern Ireland and Chateaudun, France locations, subject to the completion of the required information and consultation process. This information and consultation process was completed for Chateaudun in the second quarter of 2005.

      Under the terms of the agreement and offer, Flextronics will also acquire our global repair services, as well as certain design assets in Ottawa, Canada and Monkstown related to hardware and embedded software design, and related product verification for certain established optical products.
      We have entered into a four year supply agreement with Flextronics for manufacturing services (whereby after completion of the transaction Flextronics will manage approximately $2,500 of our annual cost of revenues) and a three year supply agreement for design services. The portion of the transaction related to the optical design activities in Ottawa and Monkstown was completed on November 1, 2004. In the first quarter of 2005, we completed the portion of the transaction related to the manufacturing activities in Montreal. We previously reported that the portion of the transaction related to the manufacturing activities in Calgary was expected to close in the second quarter of 2005 and that the balance of the transaction was expected to close on separate dates occurring during the first half of 2005. We and Flextronics are currently discussing the timing of the closing of the balance of the transaction in order to optimize the business transition between the companies. As a result of these discussions, it is now expected that the balance of the transaction, relating to the manufacturing operations in Chateaudun, Calgary and Monkstown, will close by the end of the first quarter of 2006. As a result, we and Flextronics intend to enter into an amendment agreement to extend the term of the original agreement and offer to reflect this updated schedule. These transactions are subject to customary conditions and regulatory approvals.
      The successful completion of the agreement and offer with Flextronics will result in the transfer of approximately 2,500 of our employees to Flextronics. As of the end of the second quarter of 2005, we have transferred approximately 1,050 of our employees to Flextronics. We expect to receive cash proceeds ranging from approximately $675 to $725 in total. We previously announced that the estimated cash proceeds would be received substantially in 2005. We and Flextronics are currently discussing the timing of the cash payments based on the expected change to the original schedule. Such payments will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. We are expecting proceeds on the sale of this business to exceed the net book value of the assets transferred (including goodwill and foreign currency translation adjustments). The resulting net gain on sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.
      As of June 30, 2005 we have received net cash of approximately $139 and short term notes receivable of $134, transferred approximately $193 of inventory and equipment to Flextronics relating to the closing of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal and recorded deferred income of approximately $188 (including goodwill and foreign currency translation amounts related to the divestiture of Montreal). As Flextronics has the ability to exercise rights to sell back to us certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective closing date, we have retained these assets on our balance sheet to the extent they have not been consumed as part of ongoing operations as at June 30, 2005. We do not expect that such rights will be exercised with respect to any material amount of inventory and/or equipment.
      During the quarter ended June 30, 2005, we recorded charges through (gain) loss on sale of businesses and assets of $39 related to the ongoing divestiture of our remaining manufacturing operations to Flextronics. The charges relate to legal and professional fees, pension adjustments and real estate impairments. We have determined that $16 of these charges, which accumulated as deferred costs starting in 2004 and through the first quarter of 2005, should have been recognized as incurred in those prior periods.

Developments in 2005

First half 2005 consolidated results summary
      Summary of unaudited consolidated statements of operations data:

	For the Three Months Ended				For the Six Months Ended

	June 30,	% of	June 30,	% of	June 30,	% of	June 30,	% of
	2005	Revenues	2004	Revenues	2005	Revenues	2004	Revenues

	(Millions of U.S. dollars)
Revenues	$2,855	100.0	$2,590	100.0	$5,391	100.0	$5,034	100.0
Cost of revenues	1,620	56.7	1,535	59.3	3,099	57.5	2,926	58.1

Gross profit	1,235	43.3	1,055	40.7	2,292	42.5	2,108	41.9
Selling, general and administrative expense	579	20.3	542	20.9	1,153	21.4	1,084	21.5
Research and development expense	479	16.8	493	19.0	953	17.7	964	19.1
Amortization of intangibles	2	—	2	—	4	—	5	—
Special charges	90	3.2	(1)	—	111	2.1	6	0.1
(Gain) loss on sale of businesses and assets	36	1.3	(75)	(2.9)	37	0.7	(75)	(1.3)

Operating earnings (loss)	49	1.7	94	3.7	34	0.6	124	2.5
Other income (expense) — net	58	2.0	(18)	(0.7)	104	1.9	68	1.4
Interest expense
Long-term debt	(51)	(1.8)	(43)	(1.7)	(101)	(1.9)	(87)	(1.8)
Other	(1)	—	(7)	(0.3)	(4)	—	(15)	(0.3)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	55	1.9	26	1.0	33	0.6	90	1.8
Income tax benefit (expense)	7	0.3	(7)	(0.3)	(9)	(0.2)	2	—

	62	2.2	19	0.7	24	0.4	92	1.8
Minority interests — net of tax	(17)	(0.6)	(8)	(0.3)	(31)	(0.4)	(22)	(0.4)
Equity in net earnings (loss) of associated companies — net of tax	1	—	(1)	—	2	—	(2)	—

Net earnings (loss) from continuing operations	46	1.6	10	0.4	(5)	—	68	1.4
Net earnings (loss) from discontinued operations — net of tax	(1)	—	6	0.2	1	—	7	0.1

Net earnings (loss)	$45	1.6	$16	0.6	$(4)	—	$75	1.5

      Our consolidated revenues increased 10% in the second quarter of 2005 compared to the second quarter of 2004 and increased 7% in the first half of 2005 compared to the first half of 2004 primarily due to increases in Enterprise Networks revenues and CDMA Networks revenues in the second quarter and first half of 2005 and due to increases in GSM and UMTS Networks revenues in the first half of 2005. In the second quarter of 2005 compared to the second quarter of 2004, revenues in Enterprise Networks increased 26% and CDMA Networks revenues increased by 17%. In the first half of 2005 compared to the first half of 2004, revenues in Enterprise Networks increased 15%, GSM and UMTS Networks increased by 10% and CDMA Networks revenues increased by 5%. Enterprise Networks revenues increased primarily due to a substantial increase in the circuit and packet voice portion of the segment primarily due to the recognition of previously deferred revenues in the second quarter of 2005 related to a specific software upgrade in the U.S. and Europe, Middle East and Africa region, or EMEA. CDMA Networks revenues increased primarily due to customers expanding their existing networks by evolving to our next generation solutions primarily in the U.S. and Canada and new contracts with certain customers primarily in the U.S. GSM and UMTS Networks increased in the first half of 2005 primarily due to a substantial increase in Asia Pacific from revenues recognized on our BSNL contract. For further information related to the BSNL contract, see “Developments in 2005 — Significant business developments — Bharat Sanchar Nigram Limited contract”.
      Our gross margin as a percentage of revenues increased by 2.6 percentage points to 43.3% in the second quarter of 2005 and by 0.6 percentage points to 42.5% in the first half of 2005 compared to the same periods in 2004. The increase was primarily due to overall higher sales volumes, continued improvements in our cost structure, and lower inventory and warranty provisions. This was partially offset by pricing pressures on certain of our products due to increased competition, unfavorable product mix and unfavorable impact related to a wireless network contract with BSNL.
      SG&A expense as a percentage of revenues decreased by 0.6 percentage points to 20.3% in the second quarter of 2005 and 0.1 percentage points to 21.4% in the first half of 2005 compared to the same periods in 2004 primarily due to a decrease in our stock based compensation primarily related to a payout under our restricted stock unit, or RSU, program in the first half of 2004 that was not repeated in the first half of 2005 as the RSU program was terminated and cost savings associated with our 2004 Restructuring Plan. This was partially offset by increased costs related to our restatement and related activities, increased investments in our finance organization, unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar, increased expense related to our employee bonus plan and increased bad debt expense.
      R&D expense as a percentage of revenues decreased by 2.2 percentage points to 16.8% in the second quarter of 2005 and decreased by 1.4 percentage points to 17.7% in the first half of 2005 compared to the same periods in 2004 primarily due to savings associated with our 2004 Restructuring Plan partially offset by increased investments in targeted product areas, unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar and increased expense related to our employee bonus plan.
      Special charges increased substantially in the second quarter and first half of 2005 compared to the same periods of 2004 due to activities associated with the implementation of our 2004 Restructuring Plan. For further information related to our 2004 Restructuring Plan, see “Results of operations — continuing operations — Operating expenses — Special charges”.
      We record any material adjustments identified before the applicable financial statements are published and consider the materiality of any adjustments relating to prior periods both to the current period and to the prior periods. In the course of the preparation of our financial statements for the three and six months ended June 30, 2005, and in part as a result of the application of our compensating procedures and processes, we have recorded adjustments related to prior periods which are included in our second quarter 2005 financial statements. These adjustments primarily include various revenue deferrals that totaled approximately $25, a charge of approximately $16 attributable to our ongoing divestiture of the remaining manufacturing operations to Flextronics and a Canadian foreign exchange loss of approximately $10. The various revenue deferrals relate primarily to revenue that should have been deferred and recognized upon delivery of undelivered elements and resulted in a reduction in revenue of approximately $25 and a net reduction, including other relevant adjustments, of approximately $17 in our second quarter of 2005 gross profit of approximately $1,200, both of which were recorded in the second quarter of 2005. The charge of approximately $16 in connection with the ongoing divestiture to Flextronics relates to legal and professional fees and real estate impairments which accumulated as deferred costs starting in 2004 and through the first quarter of 2005, should have been recognized as incurred in those prior periods, and resulted in a charge recorded in (gain) loss on sale of businesses and assets in the second quarter of 2005. The foreign exchange loss resulted from an error in a foreign exchange loss recorded in 2004. The aggregate impact of the adjustments relating to prior periods was not material to our results for the three and six months ended June 30, 2005 or to any individual segment or geographic region. These adjustments resulted in a net reduction of approximately $40 to our net earnings (loss), or an approximately $0.01 reduction in basic and diluted earnings (loss) per common share, for the second quarter of 2005, and a net reduction of approximately $35 to our net earnings (loss), or an approximately $0.01 reduction in basic and diluted earnings (loss) per common share, for the first half of 2005. These adjustments were immaterial to our results for the first quarter of 2005 and any interim or annual prior period.
      We reported net earnings of $45 in the second quarter of 2005 and net loss of $4 in the first half of 2005 compared to net earnings of $16 and $75 in the same periods in 2004 primarily due to the factors discussed above.

Significant business developments

Acquisitions
      On June 3, 2005, Nortel Networks Inc., or NNI, our indirect subsidiary, indirectly acquired approximately 26,693,725 shares of PEC, representing approximately 95.6 percent of the outstanding shares of common stock of PEC, through a cash tender offer at a price of $15.50 per share. The aggregate cash consideration payable in connection with the acquisition of PEC (including $33 paid on June 9, 2005, with respect to stock options) was approximately $449, including estimated costs of acquisition of $8. We acquired more than 90 percent of the outstanding shares of PEC pursuant to the tender offer. Any shares that were not purchased in the tender offer ceased to be outstanding and were converted into the right to receive cash in the amount of $15.50 per share.
      PEC provides professional technology services that enable government entities to use the Internet to enhance productivity and improve services to the public. PEC’s primary customers are executive agencies and departments of the U.S. Federal Government, the Federal Judiciary, and prime contractors to the U.S. government. We expect the PEC acquisition to allow us to pursue opportunities in areas that complement our existing products and to compete in the government market. In order to comply with the U.S. National Industrial Security Program and to mitigate foreign ownership, control or influence, voting control of PEC must be vested in citizens of the U.S. Accordingly, proxy holders for our shares of PEC have been appointed and approved by the U.S. Defense Security Service. In accordance with a proxy agreement executed in July 2005, the proxy holders exercise all prerogatives of ownership with complete freedom to act independently and have assumed full responsibility for the voting stock. Notwithstanding, for accounting purposes, we have determined that PEC is a VIE, and we are the primary beneficiary.
      This acquisition was accounted for using the purchase method. Our unaudited consolidated financial statements include PEC’s operating results from the date of acquisition. We have recorded approximately $271 of non-amortizable intangible assets associated with the acquisition of PEC, which assets consist solely of goodwill. The goodwill of PEC is not deductible for tax purposes, and has been allocated to our Enterprise Networks segment.
      For additional financial information related to the PEC acquisition, see “Acquisitions, divestitures and change in investments” in note 8 of the accompanying unaudited consolidated financial statements.

Joint ventures
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
      On January 20, 2005, we signed a Joint Venture Framework Agreement with China Putian Corporation, or China Putian, to establish a joint venture for R&D, manufacture and sale of third generation, or 3G, mobile telecommunications equipment and products to customers in China. We anticipate that we will own 49% of the joint venture and China Putian will own 51%. We continue to be in discussions with China Putian with respect to the joint venture business model. While those discussions continue, we cannot determine at this time whether a definitive agreement will be reached in 2005.

Optical components operations
      On December 2, 2004, we entered into a restructuring agreement with Bookham Technology plc, or Bookham, a sole supplier of key optical components for our optical networks solutions in our Carrier Packet Networks segment. In February 2005, we agreed to waive until November 6, 2006 minimum cash balance requirements under certain Bookham notes and in May 2005, we adjusted the prepayment provisions of these notes and received additional collateral for these notes. In May 2005, we amended our supply agreement with Bookham to provide Bookham with financial flexibility to continue the supply of optical components for our optical networks solutions. See “Related party transactions” in note 16 of the accompanying unaudited consolidated financial statements.

Bharat Sanchar Nigram Limited contract
      In August 2004, we entered into a contract with BSNL to establish a wireless network in India for total expected revenues of approximately $500, a significant portion of which has been recognized and the remainder of which is expected to be recognized substantially in the second half of 2005. This resulted in a project loss of approximately $160 in 2004. We recorded an additional loss of approximately $32 in the first half of 2005 related to this contract. The losses on this contract are primarily driven by the pricing pressures as a result of the competitive nature of India’s telecommunications market and also our start up costs to become a significant GSM vendor in this market. We believe that the revenue volumes driven by this contract will create cost reduction benefits for our overall GSM business.
      In addition to the orders under the existing contract, BSNL may increase the amounts purchased under the contract up to an additional 50% of the existing contract level to allow for business expansion. We expect that there is the potential for further project losses, which will be determined by the product mix and magnitude of additional orders.

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

Material weaknesses in internal control over financial reporting
      Over the course of the First Restatement and Second Restatement process, we and our independent auditors, Deloitte & Touche LLP, or Deloitte, identified six material weaknesses in our internal control over financial reporting. In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, and the related SEC rules, management assessed the effectiveness of our internal control over financial reporting as at December 31, 2004, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on that assessment, management determined that five of the six material weaknesses identified over the course of the First Restatement and Second Restatement continued to exist as at December 31, 2004 and therefore concluded that, as at December 31, 2004, we did not maintain effective internal control over financial reporting based on the COSO criteria. Deloitte issued an attestation report with respect to that assessment and conclusion, which is included in Item 8 of the 2004 Annual Report and concluded that our internal control over financial reporting was not effective as at December 31, 2004. The material weaknesses in our internal control over financial reporting as at December 31, 2004, which remain unremedied, are:

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
      On May 31, 2005, NNL obtained a permanent waiver from EDC, or the Permanent Waiver, of certain defaults and the Related Breaches by NNL under the EDC Support Facility. As a result of the filing and delivery to the trustees under our and NNL’s public debt indenture and EDC of the 2005 First Quarter Reports and obtaining the Permanent Waiver, NNL is now in compliance with its obligations under the EDC Support Facility and the $300 revolving small bond sub-facility was reclassified as committed support.
      As of July 15, 2005, there was approximately $213 of outstanding support utilized under the EDC Support Facility, approximately $143 of which was outstanding under the small bond sub-facility. See “Liquidity and capital resources — Sources of liquidity — Available support facility” and “Risk factors/forward looking statements”.

Debt securities
      As a result of the delay in filing the Reports, we and NNL were not in compliance with our obligations to deliver our respective SEC filings to the trustees under our and NNL’s public debt indentures. As a result of filing the 2005 First Quarter Reports with the SEC and delivering the 2005 First Quarter Reports to the trustees under our and NNL’s public debt indentures, we and NNL are now in compliance with our delivery obligations under the public debt indentures.

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
      In addition, numerous class action complaints have been filed against us and NNL, including class action complaints under the Employee Retirement Income Security Act, or ERISA. In addition, a derivative action complaint has been filed against Nortel. These pending civil litigation actions and regulatory and criminal investigations are significant and if decided against us, could materially adversely affect our results of operations, financial condition or liquidity by requiring us to pay substantial judgments, settlements, fines or other penalties or requiring us to issue additional equity or equity related securities which could potentially result in the dilution of our shareholders’ percentage ownership. See “Liquidity and capital resources”, “Legal proceedings” and “Risk factors/forward looking statements”.
      On May 31, 2004, the OSC issued a final management cease trade order prohibiting all trading by our directors, officers and certain current and former employees in the securities of Nortel Networks Corporation and Nortel Networks Limited. After the filing of the 2005 First Quarter Reports, we and NNL applied for and obtained a revocation of the OSC management cease trade order.
      As a result of our delay in filing the Reports, we were in breach of the continued listing requirements of the NYSE and TSX. As a result of filing and delivering the 2005 First Quarter Reports, we and NNL are now in compliance with the continued listing requirements of the NYSE and TSX. See “Risk factors/forward looking statements”.

Stock-based compensation plans
      As a result of our March 10, 2004 announcement that we and NNL would need to delay the filing of our 2003 Annual Reports, we suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the granting of additional options, and the exercise of previously granted outstanding options under and pursuant to the Nortel Networks Corporation 2000 Stock Option Plan, or the 2000 Plan, and Nortel Networks Corporation 1986 Stock Option Plan as amended and restated, or the 1986 Plan, as well as the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in a Nortel stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investments plans, until such time as, at the earliest, that we and NNL became compliant with U.S. and Canadian regulatory securities filing requirements. Upon the filing of the 2005 First Quarter Reports, the suspension of the above transactions was lifted. Certain individuals, however, remained restricted in their ability to trade in securities of Nortel Networks Corporation until certain cease trade orders associated with the delayed filings were lifted by certain securities commissions in Canada, the last remaining cease trade order having been lifted on June 23, 2005. Due to changes in the NYSE listing standards, we are unable to continue to offer the employee stock purchase plans that were effective when the suspension was put in place. On June 29, 2005, our shareholders approved a new stock-based compensation plan and three new stock purchase plans.
      For additional information, see “Capital stock and stock-based compensation plans” in note 13 of the accompanying unaudited consolidated financial statements.
Results of operations — continuing operations
Consolidated information

Revenues
      The following chart summarizes our recent quarterly revenues:

Geographic revenues
      The following table summarizes our geographic revenues based on the location of the customer:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

United States	$1,397	$1,322	$75	6	$2,543	$2,539	$4	0
EMEA(a)	721	643	78	12	1,443	1,239	204	16
Canada	183	137	46	34	297	291	6	2
Asia Pacific	412	330	82	25	814	677	137	20
CALA(b)	142	158	(16)	(10)	294	288	6	2

Consolidated	$2,855	$2,590	$265	10	$5,391	$5,034	$357	7

(a)	The Europe, Middle East and Africa region, or EMEA.
(b)	The Caribbean and Latin America region, or CALA.

Q2 2005 vs. Q2 2004 and first half of 2005 vs. first half of 2004
      Our consolidated revenues increased 10% in the second quarter of 2005 and increased 7% in the first half of 2005 compared to the same periods in 2004.
      Carrier Packet Networks revenues increased 3% in the second quarter of 2005 and were essentially flat in the first half of 2005 compared to the same periods in 2004 primarily due to a substantial increase in revenues in our packet voice solutions and a significant increase in revenues related to our optical networking portion of this segment. Revenues related to our packet voice solutions increased substantially in the second quarter of 2005 and in the first half of 2005 compared to the same periods in 2004 in the U.S. and EMEA regions as customers continue to transition to these next-generation products from our traditional circuit switching products. This increase was more than offset by a substantial decline in our traditional circuit switching products revenues as our U.S., Canada and Asia Pacific service provider customers continue to reduce capital expenditures as they focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of their existing networks. As a result, we continue to experience reduced spending on our mature products in all regions and the rate of decline of our traditional circuit switching revenues continues to exceed the rate of growth in our next generation carrier packet technologies. Revenues in the optical networking portion of this segment increased significantly in the second quarter of 2005 and in the first half of 2005 compared to the same periods in 2004 primarily due to new contracts with certain service provider customers and other customers expanding their existing networks primarily in the U.S., EMEA, and CALA regions. This increase was partially offset by reduced customer spending in Asia Pacific and shipping delays to our customers in the U.S. and Canada as a result of the transition of a portion of our manufacturing facilities to Flextronics. In addition, increases in overall Carrier Packet Networks revenues were partially offset by pricing pressures driven by increased competition.
      CDMA Networks revenues increased 17% in the second quarter of 2005 and increased 5% in the first half of 2005 compared to the same periods in 2004. This increase was primarily due to customers expanding their existing networks by evolving to our next generation solutions primarily in the U.S. and Canada and new contracts with certain customers primarily in the U.S. This increase was partially offset by a substantial decline in Asia Pacific due to the completion of certain customer network deployments during the first half of 2004.
      GSM and UMTS Networks increased 1% in the second quarter of 2005 and increased 10% in the first half of 2005 compared to the same periods in 2004 primarily due to a substantial increase in Asia Pacific from revenues recognized on our BSNL contract. For further information related to the BSNL contract, see “Developments in 2005 — Significant business developments — Bharat Sanchar Nigram Limited contract”. In addition, revenues in EMEA increased in the second quarter of 2005 and increased substantially in the first half of 2005 due in part to customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services. These increases were partially offset by a substantial decrease in the U.S. and Canada primarily due to a loss of contracts as a result of industry consolidation.
      Enterprise Networks revenues increased 26% in the second quarter of 2005 and increased by 15% in the first half of 2005 compared to the same periods in 2004 primarily due to a substantial increase in the circuit and packet voice portion of this segment primarily due to the recognition of previously deferred revenues related to a specific software upgrade in the U.S. and EMEA. In addition, there was a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products. This increase was partially offset by a decrease in revenues associated with the data networking and security portion of this segment. This portion of the segment decreased in the second quarter of 2005 and decreased slightly in the first half of 2005 primarily due to a decline in revenues associated with our legacy routing portfolio and associated declines in new service contracts and service contract renewals partially offset by growth from improved market penetration of certain new data products. In addition, we experienced a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition primarily in EMEA.

Q2 2005 vs. Q1 2005
      Our consolidated revenues increased 13% in the second quarter of 2005 compared to the first quarter of 2005.
      Carrier Packet Networks revenues increased 12% in the second quarter of 2005 compared to the first quarter of 2005 primarily due to a substantial increase of revenues related to the optical networking portion of this segment and our packet voice solutions. Revenues in the optical networking portion of this segment increased substantially primarily due to new contracts with certain service provider customers and other customers expanding their existing networks primarily in the U.S., EMEA, and CALA regions. This increase was partially offset by reduced customer spending in Asia Pacific and shipping delays to our customers in the U.S. and Canada as a result of the transition of a portion of our manufacturing facilities to Flextronics. In addition, increases in overall Carrier Packet Networks revenues were partially offset by pricing pressures driven by increased competition.
      CDMA Networks revenues increased 24% in the second quarter of 2005 compared to the first quarter of 2005 primarily due to customers expanding their existing networks by evolving to our next generation solutions primarily in the U.S. and Canada and new contracts with certain customers primarily in the U.S. This increase was partially offset by a substantial decline in Asia Pacific due to the completion of certain customer network deployments during the first half of 2004.
      Revenues from GSM networks solutions decreased 9% in the second quarter of 2005 compared to the first quarter of 2005 primarily due to a substantial decline in EMEA due in part to the completion of a contract in the first quarter of 2005. This decline was partially offset by a significant increase in revenues recognized in Asia Pacific in the second quarter of 2005 primarily due to recognition of revenues from a contract that was delayed from previous periods.
      Enterprise Networks revenues increased 34% in the second quarter of 2005 compared to the first quarter of 2005 primarily due to a substantial increase in the circuit and packet voice portion of this segment primarily due to the recognition of previously deferred revenues related to a specific software upgrade in the U.S. and EMEA. In addition, there was a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products.

2005
      Based on current customer orders in emerging markets, particularly in Asia Pacific and CALA, and increased deployments of VoIP and next generation wireless technologies, including UMTS, we believe that we are well positioned to continue to grow our revenues in 2005.
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
Gross profit and gross margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

	2005	2004	Change	% Change	2005	2004	Change	% Change

Gross profit	$1,235	$1,055	$180	17	$2,292	$2,108	$184	9
Gross margin	43.3%	40.7%	2.6pts		42.5%	41.9%	0.6pts

      Gross profit increased $180 (and gross margin, which is gross profit calculated as a percentage of revenues, increased 2.6 percentage points) in the second quarter of 2005 compared to the second quarter of 2004 and increased $184 (and gross margin increased 0.6 percentage points) in the first half of 2005 compared to the first half of 2004 primarily due to:

•	an increase of approximately $135 ($185 for the first half of 2005) due to overall higher sales volumes;

•	an increase of approximately $85 ($165 for the first half of 2005) due to continued improvements in our cost structure primarily as a result of lower material pricing; and

•	an increase of approximately $35 ($75 for the first half of 2005) primarily due to recoveries in inventory provisions due to sale of inventory and lower warranty costs as a result of improved product quality; partially offset by

•	a decrease of approximately $30 ($191 for the first half of 2005) primarily as a result of (i) pricing pressures on certain of our products due to increased competition for service provider and enterprise customers; and (ii) unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution;

•	a decrease of approximately $27 ($32 for the first half of 2005) related to a contract in India with BSNL and its adverse impact on our overall gross margin mix. For further information related to the BSNL contract, see “Developments in 2005 — Significant business developments — Bharat Sanchar Nigram Limited contract”; and

•	a decrease of $18 ($18 for the first half of 2005) related to our employee bonus plans.

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

Operating expenses

Selling, general and administrative expense

	For the Three Months Ended June 30,					For the Six Months Ended June 30,

	2005	2004	$ Change		% Change	2005	2004	$ Change		% Change

SG&A expense	$579	$542	$37		7	$1,153	$1,084	$69		6
As % of revenues	20.3%	20.9%	(0.6 pts	)		21.4%	21.5%	(0.1 pts	)

      SG&A expense increased $37 (and decreased from 20.9% to 20.3% as a percentage of revenues) in the second quarter of 2005 compared to the second quarter of 2004 primarily due to:

•	costs related to our restatement and related activities of approximately $24 in the second quarter of 2005 compared to approximately $14 for the same period in 2004;

•	increased investments in our finance organization;

•	increased expenses of $20 related to our employee bonus plans;

•	significant unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar; and

•	an increase in bad debt expense; partially offset by

•	cost savings associated with our 2004 Restructuring Plan.
      SG&A expense increased $69 (and decreased from 21.5% to 21.4% as a percentage of revenues) in the first half of 2005 compared to the first half of 2004 primarily due to:

•	costs related to our restatement and related activities of approximately $62 in the first half of 2005 compared to approximately $20 for the same period in 2004;

•	increased investments in our finance organization;

•	increased expenses of $20 related to our employee bonus plans;

•	significant unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar; and

•	an increase in bad debt expense; partially offset by

•	a decrease of approximately $42 in our stock based compensation primarily related to a payout under our RSU program in the first half of 2004 that was not repeated in the first half of 2005 as the RSU program was terminated; and

•	cost savings associated with our 2004 Restructuring Plan.
      For a discussion of our SG&A expense by segment, see “Management EBT” under “Segment information”.

Research and development expense

	For the Three Months Ended June 30,					For the Six Months Ended June 30,

	2005	2004	$ Change		% Change	2005	2004	$ Change		% Change

R&D expense	$479	$493	$(14)		(3)	$953	$964	$(11)		(1)
As % of revenues	16.8%	19.0%	(2.2 pts	)		17.7%	19.1%	(1.4 pts	)

      R&D expense as a percentage of revenues decreased by 2.2 percentage points to 16.8% in the second quarter of 2005 and decreased by 1.4 percentage points to 17.7% in the first half of 2005 compared to the same periods in 2004 primarily due to:

•	cost savings associated with our 2004 Restructuring Plan; partially offset by

•	increased investments in targeted product areas;

•	unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar; and

•	increased expense of approximately $18 related to our employee bonus plans.
      Our continued strategic investments in R&D are aligned with technology leadership in anticipated growth areas. In the first half of 2005, we maintained a technology focus and commitment to invest in new innovative solutions where we believed we would achieve the greatest future benefit from this investment.
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
      We expect that our R&D expense, as a percentage of revenue in 2005, will be lower than 2004 as a result of higher revenues and expected ongoing cost reductions in R&D as part of our 2004 Restructuring Plan. For a discussion of our R&D expense by segment, see “Management EBT” under “Segment information”.
      We expect operating expenses (both SG&A expense and R&D expense combined) as a percent of revenue to be approximately 35 percent by the end of 2005 primarily driven by an increase in revenues and benefits from our previously announced restructuring work plan and reductions in restatement, accounting and reporting costs. See “Business overview — Our strategy and outlook”.

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
      In 2005, our focus is on managing each of our businesses based on financial performance, the market and customer priorities. Our 2004 Restructuring Plan includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments, but primarily in Carrier Packet Networks. Approximately 95% of employee actions related to the focused workforce reduction were completed by the end of the second quarter of 2005, including approximately 82% who were notified of termination or acceptance of voluntary retirement, with the remainder comprised of voluntary attrition of employees who were not replaced. The remainder of employee actions is expected to be completed by September 30, 2005. This workforce reduction is in addition to the workforce reduction that will result from our agreement with Flextronics. For more information on our agreement with Flextronics, see “Business Overview — Evolution of our supply chain strategy”. We expect the real estate actions relating to the 2004 Restructuring Plan to be completed by the end of 2005.
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
      In the first half of 2005, we realized costs savings of approximately $195 related to the 2004 Restructuring Plan primarily due to reductions to cost of revenues, SG&A expense and R&D expense of approximately 25%, 35% and 40% as a percentage of the realized cost savings, respectively, across all segments but primarily in Carrier Packet Networks. For the remainder of 2005, we expect additional cost savings of approximately $300 to be substantially realized in the results of operations, which we expect will be partially offset by the costs associated with new hires added throughout 2005. We anticipate that the remainder of the cost savings will be consistent with the level of cost savings experienced in the first half of 2005 in terms of the impact to cost of revenues, SG&A expense and R&D expense and our segments. We expect that this work plan will primarily be funded with cash from operations.

      During the three and six months ended June 30, 2005, we continued to implement these restructuring work plans. Changes in the provisions related to special charges recorded from January 1, 2005 to June 30, 2005 were as follows:

					Special Charges

		Contract			Three Months	Six Months
		Settlement	Plant and		Ended	Ended
	Workforce	and Lease	Equipment		June 30,	June 30,
	Reduction	Costs	Write Downs	Total	2005	2005

2001 Restructuring Plan
Provision balance as of December 31, 2004(a)	$15	$326	$—	$341
Revisions to prior accruals:
For the three months ended March 31, 2005	(3)	—	(1)	(4)	$—	$(4)
For the three months ended June 30, 2005	(2)	4	(2)	—	—	—
Cumulative provision (drawdowns) adjustments in 2005:
Cash drawdowns	(4)	(65)	—	(69)
Non-cash drawdowns	—	—	3	3
Foreign exchange and other adjustments	(1)	(8)	—	(9)

Provision balance as of June 30, 2005	$5	$257	$—	$262

2004 Restructuring Plan
Provision balance as of December 31, 2004(a)	$122	$—	$—	$122
Other special charges:
For the three months ended March 31, 2005	18	8	1	27	—	27
For the three months ended June 30, 2005	32	46	4	82	82	82
Revisions to prior accruals:
For the three months ended March 31, 2005	(2)	—	—	(2)	—	(2)
For the three months ended June 30, 2005	7	—	1	8	8	8
Cumulative provision (drawdowns) adjustments in 2005:
Cash drawdowns	(119)	(3)	—	(122)
Non-cash drawdowns	—	—	(5)	(5)
Foreign exchange and other adjustments	(1)	—	(2)	(3)

Provision balance as of June 30, 2005	$57	$51	$(1)	$107

Total provision balance as of June 30, 2005(a)	$62	$308	$(1)	$369

Total special charges					$90	$111

(a)	As of June 30, 2005 and December 31, 2004, the short-term provision balance was $143 and $254, respectively, and the long-term provision balance was $226 and $209, respectively.
2001 Restructuring Plan

Three and six months ended June 30, 2005
      During the three and six months ended June 30, 2005, we recorded revisions of nil and $(4), respectively, related to prior accruals.

      The workforce reduction provision balance was drawn down by cash payments of $2 and $4 during the three and six months ended June 30, 2005, respectively. The remaining provision is expected to be substantially drawn down by the end of 2005.
      No new contract settlement and lease costs were incurred during the period. During the three and six months ended June 30, 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $25 and $65, respectively. The remaining provision, net of approximately $209 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Three and six months ended June 30, 2004
      During the three and six months ended June 30, 2004, we recorded special charges of $(1) and $6, respectively, which included revisions of $(1) and nil, respectively, related to prior accruals.
      Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination during the three months ended March 31, 2004, which related entirely to Carrier Packet Networks. During the six months ended June 30, 2004, the workforce reduction provision balance was drawn down by cash payments of $39.
      No new contract settlement and lease costs were incurred during the period. No net revisions to prior accruals for contract settlement and lease costs were identified for the six months ended June 30, 2004. During the six months ended June 30, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $100.

Special charges — by segment
      The following table outlines special charges incurred by segment for the three and six months ended June 30:

		Contract
		Settlement	Plant and
	Workforce	And Lease	Equipment
	Reduction	Costs	Write Downs	Total

2001 Restructuring Plan
Carrier Packet Networks:
For the three months ended March 31, 2005	$(1)	$—	$(1)	$(2)
For the three months ended June 30, 2005	(1)	2	(1)	—
GSM and UMTS Networks:
For the three months ended March 31, 2005	(1)	—	—	(1)
For the three months ended June 30, 2005	(1)	1	(1)	(1)
Enterprise Networks:
For the three months ended March 31, 2005	(1)	—	—	(1)
For the three months ended June 30, 2005	—	1	—	1

Total special charges for the six months ended June 30, 2005	$(5)	$4	$(3)	$(4)

Carrier Packet Networks:
For the three months ended March 31, 2004	$6	$1	$—	$7
For the three months ended June 30, 2004	—	(1)	—	(1)

Total special charges for the six months ended June 30, 2004	$6	$—	$—	$6

      The definition of Management EBT does not include special charges. A significant portion of our provisions for workforce reductions and contract settlement and lease costs is associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.
2004 Restructuring Plan

Three and six months ended June 30, 2005
      During the three and six months ended June 30, 2005, we recorded special charges of $90 and $115, which included revisions of $8 and $6, respectively, related to prior accruals.
      Workforce reduction charges of $39 and $55, which included revisions to prior accruals of $7 and $5, were related to severance and benefit costs associated with approximately 460 and 700 employees notified of termination during the three and six months ended June 30, 2005, respectively. The workforce reduction provision balance was drawn down by cash payments of $33 and $119 during the three and six months ended June 30, 2005, respectively. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments. The remaining provision is expected to be substantially drawn down by the end of 2005.
      Contract settlement and lease costs of $46 and $54, for the three and six months ended June 30, 2005, respectively, consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and EMEA and in the Carrier Packet Networks and Enterprise Networks segments. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. This provision is expected to be substantially drawn down by the end of 2018.

Special charges — by segment
      The following table outlines special charges incurred by segment for the three and six months ended June 30, 2005:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2004 Restructuring Plan
Carrier Packet Networks:
For the three months ended March 31, 2005	$9	$1	$1	$11
For the three months ended June 30, 2005	28	36	4	68
CDMA Networks:
For the three months ended March 31, 2005	1	—	—	1
For the three months ended June 30, 2005	2	1	—	3
GSM and UMTS Networks:
For the three months ended March 31, 2005	3	—	—	3
For the three months ended June 30, 2005	6	6	1	13
Enterprise Networks:
For the three months ended March 31, 2005	3	7	—	10
For the three months ended June 30, 2005	3	3	—	6

Special charges for the six months ended June 30, 2005	$55	$54	$6	$115

      For additional information related to our restructuring activities, see “Special charges” in note 5 of the accompanying unaudited consolidated financial statements.

Gain (loss) on sale of businesses and assets
      Loss on sale of businesses and assets was $36 in the second quarter of 2005 and $37 in the first half of 2005, primarily due to charges related to the ongoing divestiture of our remaining manufacturing operations to Flextronics.
      Gain on sale of businesses and assets was $75 in the second quarter of 2004 and $75 in the first half of 2004, primarily related to the sale of certain assets in connection with a customer contract settlement in CALA.

Other income (expense) — net
      The components of other income (expense) — net were as follows:

	For the Three		For the Six
	Months		Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Interest income(a)	$15	$16	$29	$31
Gain (loss) on sale or write down of investments	21	(1)	16	32
Currency exchange gains (losses)(b)	8	(1)	34	—
Other — net	14	(32)	25	5

Total other income (expense) — net	$58	$(18)	$104	$68

(a)	Interest income on our short-term investments.
(b)	Currency exchange gains (losses) were primarily related to day-to-day transactional activities.
     In the second quarter of 2005, other income — net was $58, which included:

•	dividend income of $11 on our short-term investments;

•	gain of $21 related to the sale of our remaining Arris Group, Inc., or Arris Group, shares. For additional information on our investment in Arris Group, see “Acquisitions, divestitures and change in investments” in note 8 of the accompanying unaudited consolidated financial statements; and

•	gain of $17 related to a customer exclusivity clause settlement; partially offset by

•	loss of $4 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting.
      In the second quarter of 2004, other expense — net was $18, which included:

•	loss of $20 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting; and

•	loss of $12 related to the prepaid equity forward purchase contracts that were entered into in connection with the issuance of restricted stock units; partially offset by

•	dividend income of $4 on our short-term investments.
      In the first half of 2005, other income — net was $104, which included:

•	dividend income of $20 on our short-term investments;

•	gain of $21 related to the sale of our remaining Arris Group shares;

•	gain of $17 related to a customer exclusivity clause settlement; and

•	gain of $10 on customer financing arrangements; partially offset by

•	loss of $12 from the sale of certain account receivables; and

•	loss of $12 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting.
      In the first half of 2004, other income — net was $68, which included:

•	gain of $18 related to the sale of our remaining 7 million common shares of Entrust Inc.;

•	dividend income of $9 on our short-term investments;

•	gain of $11 related to prepaid equity forward purchase contracts that were entered into in connection with the issuance of restricted stock units; and

•	gain of $13 related to the sale of Arris Group shares; partially offset by

•	loss of $18 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting.

Interest expense
      Interest expense was $52 in the second quarter of 2005 and $105 in the first half of 2005 compared to $50 in the second quarter of 2004 and $102 in the first half of 2004, respectively.
      We expect that the quarterly interest expense for the remainder of 2005 will remain at similar levels.

Income tax benefit (expense)
      In the second quarter of 2005, we recorded a tax benefit of $7 on pre-tax earnings of $55 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. We recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax benefit related primarily to the favourable settlement of certain tax audits and the recognition of R&D related incentives partially offset by the drawdown of our deferred tax assets and current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes.
      In the second quarter of 2004, we recorded a tax expense of $7 on pre-tax earnings of $26 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. We recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax expense related primarily to the drawdown of our deferred tax assets and current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes, partially offset by the recognition of R&D related incentives.
      In the first half of 2005, we recorded a tax expense of $9 on pre-tax earnings of $33 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. We recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax expense of $9 is primarily related to the drawdown of our deferred tax assets and current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes, partially offset by the recognition of R&D related incentives and the benefit of the favourable settlement of certain tax audits.
      In the first half of 2004, we recorded a tax benefit of $2 on pre-tax earnings of $90 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. We recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax benefit of $2 resulted from the favourable settlement of certain tax audits and the recognition of R&D related incentives partially offset by the drawdown of our deferred tax assets and current income tax provisions in certain taxable jurisdictions and various corporate minimum related income taxes.

      As of June 30, 2005, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of critical accounting policies and estimates — Tax asset valuation”.

Net earnings (loss) from continuing operations
      As a result of the items discussed above under “Results of operations — continuing operations”, net earnings from continuing operations were $46 in the second quarter of 2005 and net loss from continuing operations were $5 in the first half of 2005. This represented an increase of $36 and a decline of $73, respectively, compared to our net earnings from continuing operations of $10 and $68, respectively, for the same periods in 2004.

Segment information
      The following tables set forth revenues and Management EBT of our reportable segments, “Other” and a reconciliation to net earnings (loss) from continuing operations. Prior period segment results have been adjusted to conform to the current period presentation to reflect the movement of certain functional allocations.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change

Revenues
Carrier Packet Networks	$743	$724	$19	3	$1,407	$1,407	$—	—
CDMA Networks	662	567	95	17	1,197	1,136	61	5
GSM and UMTS Networks	719	711	8	1	1,507	1,367	140	10
Enterprise Networks	730	578	152	26	1,277	1,112	165	15

Total reportable segments	2,854	2,580	274	11	5,388	5,022	366	7
Other(a)	1	10	(9)	(90)	3	12	(9)	(75)

Total revenues	$2,855	$2,590	$265	10	$5,391	$5,034	$357	7

Management EBT
Carrier Packet Networks	$26	$(46)	$72	157	$(5)	$(105)	$100	95
CDMA Networks	203	173	30	17	371	386	(15)	(4)
GSM and UMTS Networks	27	(9)	36	400	80	(5)	85	1,700
Enterprise Networks	103	22	81	368	126	39	87	223

Total reportable segments	359	140	219	156	572	315	257	82
Other(a)	(192)	(197)	5	3	(416)	(313)	(103)	(33)

Total Management EBT	167	(57)	224	393	156	2	154	7,700
Amortization of intangibles	(2)	(2)	—	—	(4)	(5)	1	20
Special charges	(90)	1	(91)	(9,100)	(111)	(6)	(105)	(1,750)
Gain (loss) on sale of businesses and assets	(36)	75	(111)	(148)	(37)	75	(112)	(149)
Income tax benefit (expense)	7	(7)	14	200	(9)	2	(11)	(550)

Net earnings (loss) from continuing operations	$46	$10	$36	360	$(5)	$68	$(73)	(107)

(a)	“Other” represents miscellaneous business activities and corporate functions.

     Management EBT is a measure that includes the cost of revenues, SG&A expense, R&D expense, interest expense, other income (expense) — net, minority interests - net of tax and equity in net loss of associated companies — net of tax. Interest attributable to long-term debt has not been allocated to a reportable segment and is included in “Other”.
      The following table sets forth the positive (negative) contribution to segment Management EBT by each of its components:

	For the Three Months Ended June 30, 2005					For the Six Months Ended June 30, 2005

	Gross			Other	Total	Gross			Other	Total
	Profit	SG&A	R&D	Items(b)	Change	Profit	SG&A	R&D	Items(b)	Change

Carrier Packet Networks	$42	$13	$18	$(1)	$72	$55	$20	$29	$(4)	$100
CDMA Networks	35	3	(6)	(2)	30	(25)	8	—	2	(15)
GSM and UMTS Networks	11	(1)	10	16	36	56	2	10	17	85
Enterprise Networks	91	(7)	(5)	2	81	106	(16)	(7)	4	87

Total change of reportable segments	179	8	17	15	219	192	14	32	19	257
Other(a)	1	(45)	(3)	52	5	(8)	(83)	(21)	9	(103)

Total Change	$180	$(37)	$14	$67	$224	$184	$(69)	$11	$28	$154

(a)	“Other” represents miscellaneous business activities and corporate functions.
(b)	“Other items” is comprised of interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. Interest attributable to long-term debt has not been allocated to a reportable segment and is included in “Other”.
Carrier Packet Networks

Revenues
      The following chart summarizes recent quarterly revenues for Carrier Packet Networks:

Q2 2005 vs. Q2 2004 and first half of 2005 vs. first half of 2004
      Carrier Packet Networks revenues increased 3% in the second quarter of 2005 and were essentially flat in the first half of 2005 compared to the same periods in 2004 primarily due to a substantial increase in revenues in our packet voice solutions as customers continue to transition from our traditional circuit switching products and a significant increase in revenues related to our optical networking portion of this segment. In addition, overall Carrier Packet Networks revenues were partially offset by pricing pressures driven by increased competition.
      Revenues related to our packet voice solutions increased substantially in the second quarter of 2005 and in the first half of 2005 compared to the same periods in 2004 in the U.S. and EMEA regions as customers continue to transition to these next-generation products from our traditional circuit switching products. This increase was more than offset by a substantial decline in our traditional circuit switching products revenues as our U.S., Canada and Asia Pacific service provider customers continue to reduce capital expenditures as they focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of their existing networks. As a result, we continue to experience reduced spending on our mature products in all regions and the rate of decline of our traditional circuit switching revenues continues to exceed the rate of growth in our next generation carrier packet technologies.

      Revenues in the optical networking portion of this segment increased significantly in the second quarter of 2005 and in the first half of 2005 compared to the same periods in 2004 primarily due to new contracts with certain service provider customers and other customers expanding their existing networks primarily in the U.S., EMEA, and CALA regions. This increase was partially offset by reduced customer spending in Asia Pacific and shipping delays to our customers in the U.S. and Canada as a result of the transition of a portion of our manufacturing facilities to Flextronics. Also, customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks.
      Revenues from the data networking and security portion of this segment decreased significantly in the second quarter of 2005 and decreased slightly in the first half of 2005 compared to the same periods in 2004 primarily due to a reduction of spending on our mature products in all regions, except Asia Pacific. This decline was partially offset by new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services in the U.S., Canada and EMEA.

Management EBT
      Management EBT for the Carrier Packet Networks segment increased by $72 in the second quarter of 2005 and increased by $100 in the first half of 2005 compared to the same periods in 2004 primarily as a result of the items discussed below.

Q2 2005 vs. Q2 2004
      Carrier Packet Networks gross margin increased by approximately 4.7 percentage points (while gross profit increased $42) in the second quarter of 2005 primarily due to:

•	recovery in inventory provisions due to sale of inventory that was previously fully provided for;

•	continued improvements in our cost structure primarily as a result of lower material pricing; and

•	lower warranty costs; partially offset by

•	increased expenses related to our employee bonus plan;

•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and

•	continued pricing pressures on certain of our products due to increased competition.
      Carrier Packet Networks SG&A expense decreased $13 in the second quarter of 2005 primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; partially offset by

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar, British pound and euro against the U.S. dollar;

•	increase in legal fees related to patent litigation; and

•	increased expenses related to our employee bonus plan.
      Carrier Packet Networks R&D expense decreased $18 in the second quarter of 2005 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; partially offset by

•	increased expenses related to our employee bonus plan;

•	investment in targeted programs to increase the feature content in our Carrier Packet Networks portfolio; and

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar and British pound against the U.S. dollar.

First half of 2005 vs. first half of 2004
      Carrier Packet Networks gross margin increased by approximately 3.9 percentage points (while gross profit increased $55) in the first half of 2005 primarily due to:

•	recovery in inventory provisions due to sale of inventory that was previously fully provided for;

•	continued improvements in our cost structure primarily as a result of lower material pricing; and

•	lower warranty costs; partially offset by

•	increased expenses related to our employee bonus plan;

•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and

•	continued pricing pressures on certain of our products due to increased competition.
      Carrier Packet Networks SG&A expense decreased $20 in the first half of 2005 primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; partially offset by

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar, British pound and euro against the U.S. dollar;

•	increase in legal fees related to patent litigation;

•	increased expenses related to our employee bonus plan; and

•	lower net trade and customer financing receivable recoveries.
      Carrier Packet Networks R&D expense decreased $29 in the first half of 2005 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; partially offset by

•	increased expenses related to our employee bonus plan;

•	investment in targeted programs to increase the feature content in our Carrier Packet Networks portfolio; and

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar and British pound against the U.S. dollar.

CDMA Networks

Revenues
      The following chart summarizes recent quarterly revenues for CDMA Networks:

Q2 2005 vs. Q2 2004 and first half of 2005 vs. first half of 2004
      CDMA Networks revenues increased 17% in the second quarter of 2005 and increased 5% in the first half of 2005 compared to the same periods in 2004. This increase was primarily due to customers expanding their existing networks by evolving to our next generation solutions primarily in the U.S. and Canada and new contracts with certain customers primarily in the U.S. This increase was partially offset by a substantial decline in Asia Pacific due to the completion of certain customer network deployments during the first half of 2004.

Management EBT
      Management EBT for the CDMA Networks segment increased by $30 in the second quarter of 2005 and decreased by $15 in the first half of 2005 compared to the same periods in 2004 primarily as a result of the items discussed below.

Q2 2005 vs. Q2 2004
      CDMA Networks gross margin decreased by approximately 2.5 percentage points (while gross profit increased $35) in the second quarter of 2005 primarily due to:

•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; partially offset by

•	overall higher sales volume; and

•	continued improvements in our cost structure primarily as a result of lower material pricing.
      CDMA Networks SG&A expense decreased $3 primarily due to:

•	the ongoing focus on efficiencies and cost reduction activities; partially offset by

•	increase in bad debts expense; and

•	increased expenses related to our employee bonus plan.
      CDMA Networks R&D expense increased by $6 primarily due to:

•	incremental investment in targeted new programs;

•	increased expenses related to our employee bonus plan; and

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar against the U.S. dollar; partially offset by

•	reduced spending due to project timing and completions.

First half of 2005 vs. first half of 2004
      CDMA Networks gross margin decreased by 5.1 percentage points (while gross profit decreased $25) in the first half of 2005 primarily due to:

•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and

•	pricing pressures on certain of our products due to increased competition for service provider customers; partially offset by

•	continued improvements in our cost structure primarily as a result of lower material pricing.
      CDMA Networks SG&A expense decreased $8 primarily due to:

•	decreases in selling and marketing expenses in our Asia Pacific region; and

•	the ongoing focus on efficiencies and cost reduction activities; partially offset by

•	increases in bad debts expense; and

•	increased expenses related to our employee bonus plan.
      CDMA Networks R&D expense was essentially flat primarily due to:

•	incremental investment in targeted new programs; and

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar against the U.S. dollar; offset by

•	reduced spending due to project timing and completions.
GSM and UMTS Networks
      The following chart summarizes recent quarterly revenues for GSM and UMTS Networks:

Revenues

Q2 2005 vs. Q2 2004 and first half of 2005 vs. first half of 2004
      GSM and UMTS Networks increased 1% the second quarter of 2005 and increased 10% in the first half of 2005 compared to the same periods in 2004 primarily due to an increase in our GSM network solutions.
      Revenues from GSM networks solutions increased slightly in the second quarter of 2005 and increased significantly in the first half of 2005 compared to the same periods in 2004 primarily due to a substantial increase in Asia Pacific from revenues recognized on our BSNL contract. For further information related to the BSNL contract, see “Developments in 2005 — Significant business developments — Bharat Sanchar Nigram Limited contract”. In addition, revenues in EMEA increased in the second quarter of 2005 and increased substantially in the first half of 2005 due in part to customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services. These increases were partially offset by a substantial decrease in the U.S. primarily due to reduced customer spending and a substantial decrease in Canada primarily due to loss of a contract as a result of industry consolidation.
      Revenues from UMTS networks solutions decreased in the second quarter of 2005 and decreased slightly in the first half of 2005 compared to the same periods in 2004 primarily as a result of industry consolidation of certain of our service provider customers, primarily in the U.S., partially offset by increased subscriber demand, new contracts with certain service provider customers and other customers expanding their existing networks and the continued transition to this next generation technology, primarily in EMEA.

Management EBT
      Management EBT for the GSM and UMTS Networks segment increased by $36 in the second quarter of 2005 and increased by $85 in the first half of 2005 compared to the same periods in 2004 primarily as a result of the items discussed below.

Q2 2005 vs. Q2 2004 and first half of 2005 vs. first half of 2004
      GSM and UMTS Networks gross margin increased by approximately 1.2 percentage points (while gross profit increased $11) in the second quarter of 2005 and increased by approximately 0.8 percentage points (while gross profit increased $56) in the first half of 2005 primarily due to:

•	overall higher sales volumes;

•	a decrease in contract-related costs including a reduction in losses incurred from customer trials in the second quarter of 2004 not repeated in 2005; and

•	continued improvements in our cost structure primarily as a result of lower material pricing; partially offset by

•	loss of approximately $27 in the second quarter of 2005 and $32 in the first half of 2005 related to our contract in India with BSNL;

•	contractual release of penalties related to customer contracts in 2004 not repeated in 2005; and

•	pricing pressures on certain of our products due to increased competition for service provider customers.
      GSM and UMTS Networks SG&A expense increased $1 in the second quarter of 2005 primarily due to:

•	higher net trade and customer financing receivable expenses; and

•	increased expenses related to our employee bonus plan; partially offset by

•	decrease in employee related expenses.
      GSM and UMTS Networks SG&A expense decreased $2 in the first half of 2005 primarily due to:

•	decreases in employee related expenses; partially offset by

•	increased expenses related to our employee bonus plan; and

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the euro against the U.S. dollar.
      GSM and UMTS Networks R&D expense decreased $10 in the second quarter of 2005 and in the first half of 2005 primarily due to:

•	the impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate, resulting in program spending reductions; partially offset by

•	unfavorable foreign exchange rate impacts associated with the strengthening of the euro and Canadian dollar against the U.S. dollar;

•	increased expenses related to our employee bonus plan.
      GSM and UMTS Networks Other items expense decreased $16 in the second quarter of 2005 and decreased $17 in the first half of 2005 primarily due to:

•	a cash settlement of $17 in connection with the release of an exclusivity commitment agreement which has been recorded as a gain in other income (expense).
Enterprise Networks
      The following chart summarizes recent quarterly revenues for Enterprise Networks:

Revenues

Q2 2005 vs. Q2 2004 and first half of 2005 vs. first half of 2004
      Enterprise Networks revenues increased 26% in the second quarter of 2005 and increased 15% in the first half of 2005 compared to the same periods in 2004 primarily due to a substantial increase in the circuit and packet voice portion of this segment partially offset by a decrease in revenues associated with the data networking and security portion of this segment. Revenues related to our acquisition of PEC contributed approximately 2% and 1% of the increase in Enterprise Networks revenues in the second quarter and in the first half of 2005, respectively.
      Revenues from the circuit and packet voice portion of this segment increased substantially primarily due to the recognition of previously deferred revenues related to a specific software upgrade in the U.S. and EMEA. In addition, there was a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products.
      Revenues associated with the data networking and security portion of this segment decreased in the second quarter of 2005 and decreased slightly in the first half of 2005 primarily due to a decline in revenues associated with our legacy routing portfolio and associated declines in new service contracts and service contract renewals. In addition, we experienced a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition primarily in EMEA. This decline was partially offset by growth from improved market penetration of certain new data products.

Management EBT
      Management EBT for the Enterprise Networks segment increased by $81 in the second quarter of 2005 and increased by $87 in the first half of 2005 compared to the same periods in 2004 primarily as a result of the items discussed below.

Q2 2005 vs. Q2 2004
      Enterprise Networks gross margin increased by approximately 2.9 percentage points (while gross profit increased $91) primarily due to:

•	increased revenues from software upgrades that typically have higher margins; and

•	continued improvements in our cost structure primarily as a result of lower material pricing; partially offset by

•	pricing pressures on our data products due to increased competition for enterprise customers primarily in EMEA.
      Enterprise Networks SG&A expense increased $7 primarily due to:

•	increases in sales and marketing expenses primarily related to our PEC acquisition;

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar; and

•	increases in employee related expenses; partially offset by

•	the continued impact of our workforce reductions.
      Enterprise Networks R&D expense increased $5 primarily due to:

•	acceleration of R&D programs related to IP technologies; and

•	increased expenses related to our employee bonus plan; partially offset by

•	effectively prioritizing investment in data products and increased outsourcing activity.

First half of 2005 vs. first half of 2004
      Enterprise Networks gross margin increased by approximately 2.4 percentage points (while gross profit increased $106) primarily due to:

•	higher sales volumes of software upgrades that typically have higher margins; and

•	continued improvements in our cost structure primarily as a result of lower material pricing; partially offset by

•	pricing pressures on our data products due to increased competition for enterprise customers primarily in EMEA.
      Enterprise Networks SG&A expense increased $16 primarily due to:

•	an increase in bad debt expense;

•	increases in sales and marketing expenses primarily related to our PEC acquisition;

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar;

•	increased expenses related to our employee bonus plan; and

•	increases in employee related expenses; partially offset by

•	the continued impact of our workforce reductions.
      Enterprise Networks R&D expense increased $7 primarily due to:

•	increased expenses related to our employee bonus plan; and

•	acceleration of R&D programs related to IP technologies; partially offset by

•	effectively prioritizing investment in data products and increased outsourcing activity.

Other

Management EBT
      Other Management EBT increased by $5 in the second quarter of 2005 and decreased by $103 in the first half of 2005 compared to the same periods in 2004 primarily as a result of the items discussed below.

Q2 2005 vs. Q2 2004
      Other segment SG&A expense increased $45 primarily due to:

•	costs associated with our restatement activities and additional investment in our finance organization; and

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar.
      Other segment R&D expense increased by $3 primarily due to increases in employee related expenses and unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar partially offset by savings associated with our 2004 Restructuring Plan.
      Other segment other items expense decreased $52 primarily due to:

•	gains related to the sale of investments in the second quarter of 2005 compared to a loss in the second quarter of 2004 primarily related to the sale of shares in Arris Group;

•	foreign exchange gains of $9 primarily related to day-to-day transactional activities; and

•	losses related to changes in fair value of derivative financial instruments that do not meet the criteria for hedge accounting in the second quarter of 2004 not repeated in the second quarter of 2005.

First half of 2005 vs. first half of 2004
      Other segment SG&A expense increased $83 primarily due to:

•	costs associated with our restatement activities and additional investment in our finance organization; and

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar; partially offset by

•	a decrease in stock based compensation in the first quarter of 2005 due to the RSU expense that was incurred in the first quarter of 2004 and not repeated in 2005 as the program was terminated in 2004.
      Other segment R&D expense increased by $21 primarily due to increases in employee related expenses and unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar partially offset by savings associated with our 2004 Restructuring Plan.
      Other segment other items expense decreased by $9 primarily due to:

•	foreign exchange gains of $34 primarily related to day-to-day transactional activities; partially offset by

•	lower gains related to the sale of investments in the first half of 2005 primarily related to the sale of shares in Arris Group and Entrust in the first half of 2004.

Liquidity and capital resources
      In the second quarter of 2005, we continued to maintain our strong liquidity position. As of June 30, 2005, we had cash and cash equivalents excluding restricted cash, or cash, of $3,060 compared to $3,686 as of December 31, 2004 primarily due to cash outflow from investing activities which included payments of $423, net of cash acquired, relating to our acquisition of PEC, and an outflow from operations of $159 which included cash payments for restructuring of $191 and payments of approximately $73 to our supplemental pension funding, partially offset by cash proceeds from the sale of certain customer financing notes receivable of $110 ($36 of which is included in discontinued operations). A change in foreign exchange rates resulted in a $85 reduction in cash and cash equivalents in the first half of 2005.
     Cash flows
      The following table summarizes our cash flows by activity and cash on hand for the six months ended June 30:

	2005	2004

Net cash from (used in) operating activities of continuing operations	$(159)	$(257)
Net cash from (used in) investing activities of continuing operations	(381)	44
Net cash from (used in) financing activities of continuing operations	(35)	(77)
Effect of foreign exchange rate changes on cash and cash equivalents	(85)	(9)

Net cash from (used in) continuing operations	(660)	(299)
Net cash from (used in) discontinued operations	34	11

Net increase (decrease) in cash and cash equivalents	(626)	(288)
Cash and cash equivalents at beginning of period	3,686	3,997

Cash and cash equivalents at end of period	$3,060	$3,709

Operating activities
      In the first half of 2005, our cash flows used in operating activities were $159 due to net loss from continuing operations of $5, plus net adjustments of $354 for non-cash and other items, less an adjustment of $508 related to the net change in our operating assets and liabilities.
      In the first half of 2004, our cash flows used in operating activities were $257 due to net earnings from continuing operations of $68, plus net adjustments of $330 for non-cash and other items, less an adjustment of $655 related to the net change in our operating assets and liabilities.

Changes in operating assets and liabilities
      In the first half of 2005, the use of cash of $508 relating to the net change in our operating assets and liabilities was primarily due to restructuring outflows, other changes in operating assets and liabilities, supplemental pension funding and $7 increase in cash flows associated with our working capital performance as discussed further below under “Working capital metrics”. This was partially offset by collection of long-term or customer financing receivables.
      In the first half of 2005, we received cash proceeds of approximately $74 from the sale of certain customer financing notes receivable. We had cash outflows for restructuring activities of $191 primarily related to our 2004 Restructuring Plan and approximately $73 in supplemental pension funding.
      Other changes in operating assets and liabilities included the following:

•	income tax payments of $29 in the first half of 2005 compared to $21 in the first half of 2004 primarily due to an increase in income in certain taxable jurisdictions; and

•	a decrease of $296 from other changes in operating assets and liabilities primarily due to a reduction in liabilities, including the deferred revenue balance and project loss associated with the contract with BSNL.
      In the first half of 2004, the use of cash of $655 relating to the net change in our operating assets and liabilities was primarily due to restructuring outflows and other changes in assets and liabilities partially offset by collection of long-term or customer financing receivables. Other significant operating items included payments of approximately $280 in the first half of 2004 associated with our employee bonus plan and restricted stock unit program based on 2003 performance.
      We do not expect additional significant proceeds from customer financing receivables for the remainder of 2005. We expect cash outflows of approximately $280 in 2005 related to both our 2001 Restructuring Plan and 2004 Restructuring Plan. Our pension funding in 2005 is expected to be approximately $160. In the second quarter of 2005, we signed a pension funding agreement in the United Kingdom that requires contributions of approximately $183 over the next 2 years through April 2007. We do not expect to have payments related to our employee bonus program in 2005 and our 2003 RSU program has been terminated.

Working capital metrics
      Working capital for each segment is primarily managed by our regional finance organization which manages accounts receivable performance and by our global operations organization which manages inventory and accounts payable. The $7 increase in cash flows associated with our working capital performance in the first half of 2005 was due to an increase in accounts payable of $157 and a decrease in inventories of $40 partially offset by an increase in accounts receivable of $190 as further described below.

Accounts receivable — net
      Days sales outstanding in accounts receivables, or DSO, measures the average number of days our accounts receivables are outstanding. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers.
      The following table shows our quarterly DSO (a):

(a)	DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with GAAP, and multiplying by 90 days.
     DSO increased to 86 days as of June 30, 2005 from 83 days as of June 30, 2004 primarily due to:

•	an increase of approximately 4 days due to a note receivable that resulted from the transfer of one of our manufacturing facilities to Flextronics, which did not have a corresponding revenue impact; partially offset by

•	recognition of revenue that was previously deferred for which there was no corresponding increase in accounts receivable.
      In 2005, we will continue to focus on improving our collections process. Offsetting this expected improvement is an expected increase in the number of contracts involving progress billings and the impact of the Flextronics payments and the associated notes receivable. We expect to experience fluctuations in collections performance in individual quarters.

Inventories — net
      Net inventory days, or NID, is a metric that approximates the average number of days from procurement to sale of our product.
      The following table shows our quarterly NID (a):

(a)	NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days. Finished goods inventory includes certain direct and incremental costs associated with arrangements where title and risk of loss was transferred to the customer but revenue was deferred due to other revenue recognition criteria not being met. As of June 30, 2005 and June 30, 2004, these deferred costs totaled $779 and $495, respectively.
     NID increased to 94 days as of June 30, 2005 from 74 days as of June 30, 2004 primarily due to the increased deferred costs associated with deferred revenues as described in note (a) of the table above and an increase in inventory to meet new contract requirements, particularly in Asia Pacific for wireless projects, including BSNL.
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

     DPO increased to 63 days as of June 30, 2005 from 53 days as of June 30, 2004 as we placed additional focus on establishing competitive payment terms with our suppliers and improving the processing of payments to match payment terms.
      DPO will normally be highest in the third quarter and lowest in the fourth quarter due to the impact of purchasing inventory in the third quarter to support sales in the fourth quarter, which is generally our strongest quarter of the year in terms of revenue. However, the lower DPO in the third and the higher DPO in the fourth quarter of 2004 did not reflect this trend primarily due to the impact of the project loss related to the BSNL project and the deferred cost increases in the fourth quarter as described above. DPO was also slightly higher in each of the first and second quarters of 2005 compared to the first and second quarters of 2004 due to the impact of the BSNL project.
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

Investing activities
      In the first half of 2005, cash flows used in investing activities were $381 and were primarily due to payments of $448 including $423, net of cash acquired, relating to the acquisition of PEC and $119 for the purchase of plant and equipment, which were partially offset by proceeds of $167 on the sale of assets including $139 related to the transfer of certain manufacturing assets to Flextronics and $28 from the sale of certain investments and businesses which we no longer considered strategic including $27 related to the sale of our remaining common shares of Arris Group. We also received proceeds of $10 from the sale of plant and equipment.
      In the first half of 2004, cash flows from investing activities were $44 and were primarily due to proceeds of $132 from the sale of certain investments and businesses which we no longer considered strategic including $17 related to the sale of the common shares of Arris Group and $33 related to the sale of our remaining common shares of Entrust partially offset by an increase of $102 in expenditures for plant and equipment. Also, we recorded proceeds of $10 primarily from the sale of plant and equipment in the U.S. These amounts were partially offset by $6 associated with acquisitions of certain investments and businesses.

Financing activities
      In the first half of 2005, cash flows used in financing activities were $35 and were primarily due to dividends of $24 primarily paid by NNL related to its outstanding preferred shares and a reduction of our notes payable by a net of $8.
      In the first half of 2004, cash flows used in financing activities were $77 and were primarily due to $98 used to reduce our long-term debt, a repayment of capital leases payable of $8, and dividends of $16 paid by NNL related to its outstanding preferred shares. These amounts were partially offset by $30 of proceeds from the issuance of Nortel Networks Corporation common shares from the exercise of stock options and an increase of our notes payable by a net of $15. The reduction of our long-term debt was primarily due to the extinguishment of debt of $87 related to the purchase of land and two buildings in the U.S.
      In the first half of 2005, our cash decreased $85 due to unfavorable effects of changes in foreign exchange rates. Approximately $79 of the unfavorable impact was the result of unfavorable changes in the euro and the British pound against the U.S. dollar.
      In the first half of 2004, our cash decreased $9 due to unfavorable effects of changes in foreign exchange rates. The decrease was primarily a result of unfavorable changes of approximately $13 in the euro and Australian dollar partially offset by a favorable change of approximately $8 in the British pound against the U.S. dollar.

      In the first half of 2005, cash flows from our discontinued operations were $34 primarily related to the collection of customer financing receivables in the first half of 2005 compared to net cash of $11 for the first half of 2004 related to the continued wind down of our discontinued operations.
     Uses of liquidity
      As of June 30, 2005, our cash requirements for the next 12 months are primarily expected to fund operations, including our investments in R&D and the following items:

•	debt service, including repayment of our debt of $1,275 due in February 2006 and $150 due in June 2006;

•	capital expenditures;

•	investments in certain businesses, including planned joint ventures in Asia Pacific;

•	costs relating to workforce reduction and other restructuring activities;

•	pension and post-retirement benefits;

•	our finance transformation project which will include, among other things, implementing SAP to provide an integrated global financial system; and

•	costs in relation to the restatement activities, matters related to the Revenue Independent Review and other related matters, including regulatory and other legal proceedings.
      We believe that we have sufficient cash to repay our debt of $1,275 due in February 2006 and $150 due in June 2006. However, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility.
      We are subject to significant pending civil litigation actions, suits, claims and proceedings and regulatory and criminal investigations which could materially adversely affect our results of operations, financial condition or liquidity by requiring us to pay substantial judgments, settlements, fines or other penalties. The resolution of such matters may require us to issue equity or equity-related securities, which could result in the significant dilution of existing equity positions. See “Risk factors/forward looking statements”.
      Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws. As well, we expect to be required to fund some portion of our aggregate undrawn customer financing commitments as further described below.

Contractual cash obligations
      Our contractual cash obligations for long-term debt, purchase obligations, operating leases, outsourcing contracts, obligations under special charges, pension, post-retirement and post-employment obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of June 30, 2005 from the amounts disclosed as of December 31, 2004 in our 2004 Annual Report.

Customer financing
      Pursuant to certain financing agreements with our customers, we are committed to provide future financing in connection with purchases of our products and services. Generally, we facilitate customer financing agreements through customer loans, and our commitment to extend future financing is generally subject to conditions related to funding, fixed expiration or termination dates, specific interest rates and qualified purposes. Where permitted, customer financings may also be utilized by our customers for their own working capital purposes and may be in the form of equity financing. Our internal credit committee monitors and attempts to limit our exposure to credit risk. Our role in customer financing consists primarily of arranging financing by matching our customers’ needs with external financing sources. We only provide direct customer financing where a compelling strategic customer or technology purpose supports such financing. The following table provides information related to our customer financing commitments, excluding our discontinued operations as of:

	June 30,	December 31,
	2005	2004

Drawn and outstanding — gross	$56	$118
Provisions for doubtful accounts	(39)	(38)

Drawn and outstanding — net(a)	17	80
Undrawn commitments	54	69

Total customer financing	$71	$149

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the unaudited consolidated balance sheets.
     During the six months ended June 30, 2005 and 2004, we entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, we received cash consideration of approximately $110 ($36 of the proceeds was included in discontinued operations) and $15 to settle outstanding receivables with a net carrying value of $100 ($33 of the net carrying value was included in discontinued operations) and $14, respectively.
      During the six months ended June 30, 2005 and 2004, we reduced undrawn customer financing commitments by $15 and $115, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of June 30, 2005, all undrawn commitments were available for funding under the terms of the financing agreements.

Acquisitions
      On June 3, 2005, NNI indirectly acquired approximately 26,693,725 shares of PEC, representing approximately 95.6 percent of the outstanding shares of common stock of PEC, through a cash tender offer at a price of $15.50 per share. The aggregate cash consideration payable in connection with the acquisition of PEC (including $33 paid on June 9, 2005, with respect to stock options) was approximately $449, including estimated costs of acquisition of $8.
      For additional financial information related to the PEC acquisition, see “Acquisitions, divestitures and change in investments” in note 8 of the accompanying unaudited consolidated financial statements.

Sources of liquidity
      As of June 30, 2005, we had cash of $3,060, excluding $73 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business overview — Our strategy and outlook”), fund our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers changes from what we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. In the future, we may seek additional funds from liquidity generating transactions and other sources of external financing. Our ability and willingness to access the capital markets is based on many factors including market conditions and overall financial objectives. Currently, our ability is limited by our and NNL’s credit ratings and the findings of the Independent Review and related matters. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed or that liquidity generating transactions or financings will be available to us on acceptable terms, or at all. In addition, we have not assumed the need to make any payments in respect of judgments, settlements, fines or other penalties in connection with our pending civil litigation or investigations related to the First Restatement and Second Restatement, which could have a material adverse effect on our financial condition or liquidity, other than anticipated professional fees and expenses. See “Risk factors/forward looking statements”.
      As of June 30, 2005, we have received proceeds of approximately $139 related to the Flextronics transaction. We expect to receive an additional portion of the total expected net proceeds of $675 to $725 from the Flextronics transaction which is expected to be partially offset by cash outflows attributable to direct transaction costs and other costs associated with the transaction. In 2005, we expect the contribution to cash flow from investments and customer financing asset sales to be substantially lower. The sale of a customer financing receivable for cash consideration of $110 in the first quarter of 2005 is expected to be the only significant customer financing asset sale in 2005. Although we do not have any significant debt repayments planned in 2005, we have a $1,275 debt due in February 2006 and $150 debt due in June 2006. We believe that we have sufficient cash to repay this debt; however, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility.

Credit facilities
      As of June 30, 2005, we had no material credit facilities in place.

Available support facility
      On February 14, 2003, NNL entered into the EDC Support Facility. As of June 30, 2005, the facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments, of which $144 was outstanding;

•	$150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized; and

•	$300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $69 was outstanding.
      For additional information relating to the EDC Support Facility and waivers obtained in connection with certain defaults arising under the EDC Support Facility from the delay in filing the Reports, see “Developments in 2005 — Nortel Audit Committee Independent Review; restatements; related matters — EDC Support Facility” and “Risk factors/forward looking statements”.
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
      As of June 30, 2005, NNL’s obligations under the EDC Support Facility were secured on an equal and ratable basis under the security agreements entered into by NNL and various of our subsidiaries that pledged substantially all of NNL’s and its subsidiaries’ assets in favor of the holders of NNL’s public debt securities and the holders of our 4.25% Convertible Senior Notes. As of June 30, 2005, the security provided under the security agreements was comprised of:

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
      For information related to our outstanding public debt, see “Long-term debt and support facilities” in note 9 of the accompanying unaudited consolidated financial statements. For additional financial information related to the security pledged, those subsidiaries providing guarantees as of June 30, 2005, see “Supplemental consolidating financial information” in note 19 of the accompanying unaudited consolidated financial statements. For information related to our debt ratings, see “Credit ratings” below. See “Risk factors/forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our EDC Support Facility in the future.

Shelf registration statement and base shelf prospectus
      In 2002, we and NNL filed a shelf registration statement with the SEC on May 13, 2002 and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of June 30, 2005, approximately $1,700 under the shelf registration statement and base shelf prospectus had been utilized. As of June 6, 2004, the Canadian base shelf prospectus expired. As a result of the delayed filing of the Reports, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months. For the same reasons, we were also unable to permit holders of our prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights would have become exercisable upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the Nortel Networks Corporation common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract and Unit Agreement which governs the purchase contracts, we have agreed to use commercially reasonable efforts to have, in effect, a registration statement covering the Nortel Networks Corporation common shares to be delivered and to provide a prospectus in connection therewith. We will not be able, through the use of commercially reasonable efforts, to have an effective long form registration statement relating to the exercise of certain “early settlement” rights by holders of our prepaid forward purchase contracts on file with the SEC in advance of August 15, 2005. Accordingly, holders continue not to be able to exercise these rights in advance of the otherwise applicable settlement date of August 15, 2005. See “Risk factors/forward looking statements”.
     Credit ratings

	Rating on Long-Term Debt	Rating on
	Issued or Guaranteed by	Preferred Shares
	Nortel Networks	Issued by
	Limited/Nortel Networks	Nortel Networks
Rating Agency	Corporation	Limited	Last Update

Standard & Poor’s Ratings Service	B-	CCC-	June 1, 2005
Moody’s Investors Service, Inc.	B3	Caa3	July 6, 2005

      On June 1, 2005, S&P affirmed its ratings on NNL, including its long-term corporate credit rating at “B-” and its preferred shares rating at “CCC-”. At the same time, the ratings on the company were removed from creditwatch and were assigned a stable outlook. On July 6, 2005, Moody’s confirmed the long term corporate ratings of NNL at “B3” and the preferred shares at “Caa3” and maintained its negative outlook. The ratings confirmation concludes a ratings review for possible downgrade under effect since April 28, 2004. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.
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
      The following table provides information related to these types of bonds as of:

	June 30,	December 31,
	2005	2004

Bid and performance related bonds(a)	$264	$362
Other bonds(b)	46	68

Total bid, performance related and other bonds	$310	$430

(a)	Net of restricted cash and cash equivalents amounts of $37 and $36 as of June 30, 2005 and December 31, 2004, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $28 and $28 as of June 30, 2005 and December 31, 2004, respectively.
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
      Any bid or performance related bonds with terms that extend beyond December 31, 2006 are currently not eligible for the support provided by this facility. See “Liquidity and capital resources — Sources of liquidity — Available support facility” for additional information on the EDC Support Facility and the security agreements and see “Developments in 2005 — Nortel Audit Committee Independent Review; restatements; related matters — EDC Support Facility”.

Receivables securitization transactions
      We have agreed to indemnify some of our counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require us to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of June 30, 2005, we had approximately $179 of securitized receivables which were subject to repurchase under this provision, in which case, we would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2006, or collection of the receivable amount by the counterparty. We are generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments or receivable repurchases under these agreements and no significant liability has been accrued in the accompanying unaudited consolidated financial statements with respect to the obligation associated with these guarantees.
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
      Once we consider all of these individual factors, we make a determination as to the probability of default. An appropriate provision is then made, which takes into consideration the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts for which recovery is not expected that are greater than 365 days are fully provisioned for and amounts for which recovery is not expected that are greater than 180 days are 50% provisioned for.
      The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	June 30,	December 31,
	2005	2004

Gross accounts receivable	$2,838	$2,660
Provision for doubtful accounts	(103)	(109)

Accounts receivable — net	$2,735	$2,551

Accounts receivable provision as a percentage of gross accounts receivables	4%	4%
Gross long-term receivables	$96	$159
Provision for doubtful accounts	(64)	(65)

Net long-term receivables	$32	$94

Long-term receivable provision as a percentage of gross long-term receivables	67%	41%

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
      The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	June 30,	December 31,
	2005	2004

Gross inventory	$2,733	$2,923
Inventory provisions	(1,041)	(1,141)

Inventories — net(a)	$1,692	$1,782

Inventory provisions as a percentage of gross inventory	38%	39%

(a)	Includes long-term portion of inventory related to the deferred costs, which is included in other assets.
     As of June 30, 2005, our inventory provisions as a percentage of gross inventory were 38%. We have recorded inventory provisions related to continuing operations of $1,041 as of June 30, 2005 and $1,141 as of December 31, 2004. Inventory provisions decreased $100 due to $23 as a result of foreign exchange fluctuations, reclassifications and other adjustments, $59 of scrapped inventory and $57 of reductions due to sale of inventory offset by $39 of additional inventory provisions. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

Provisions for product warranties
      Provisions are recorded for estimated costs related to warranties given to customers on our products to cover defects. These provisions are calculated based on historical return rates as well as on estimates, which take into consideration the historical material replacement costs and the associated labor costs to correct the product defect. Known product defects are specifically provided for as we become aware of such defects. Revisions are made when actual experience differs materially from historical experience. These provisions for product warranties are part of the cost of revenues and are accrued when the products are sold. They represent the best possible estimate, at the time the sale is made, of the expenses to be incurred under the warranty granted. Warranty terms generally range from one to six years from the date of sale depending upon the product.
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
      The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the unaudited consolidated balance sheets as of:

June 30,
2005

Balance as of December 31, 2004	$275
Payments	(129)
Warranties issued	96
Revisions	(6)

Balance as of June 30, 2005	$236

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

Tax asset valuation
      Our net deferred tax assets balance, excluding discontinued operations, was $3,740 as of June 30, 2005 and $3,847 as of December 31, 2004. The $107 decrease was primarily due to the impact of foreign exchange effects related primarily to the British pound and a drawdown of deferred tax assets in profitable jurisdictions. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which are available to reduce future taxes payable in our significant tax jurisdictions. Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.
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
      Primarily as a result of losses realized in 2001 and 2002, we concluded that it was more likely than not that a portion of our deferred tax assets would not be realized. Accordingly, an income tax valuation allowance has been recorded against these deferred income tax assets. However, due to the fact that the majority of the carryforwards do not expire in the near future, our extended history of earnings in our material tax jurisdictions exclusive of 2001 and 2002, and our future expectations of earnings, we concluded that it is more likely than not that the remaining net deferred income tax asset recorded as of June 30, 2005 will be realized.
      In the first half of 2005, our gross income tax valuation allowances decreased to $3,475 as of June 30, 2005 compared to $3,596 as of December 31, 2004. The decrease was primarily due to the impacts of foreign exchange and the release of a valuation allowance to offset temporary differences related to the acquisition of PEC. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of June 30, 2005 were appropriate.
      We continue to review all available positive and negative evidence on a jurisdictional basis and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our net earnings.

Goodwill valuation
      The carrying value of goodwill was $2,522 as of June 30, 2005 and $2,303 as of December 31, 2004. The increase primarily relates to our acquisition of PEC partially offset by the divestiture of our manufacturing operations to Flextronics and foreign exchange fluctuations associated with the minority interests in our French and German operations.
      Due to the change in our operating segments and reporting units as described in “Business overview — Our segments”, a triggering event occurred requiring a goodwill impairment test in the first quarter of 2005 in accordance with SFAS No. 142, “Goodwill and other Intangible Assets”. We performed this test and concluded that there was no impairment.

Special charges
      At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of June 30, 2005, we had $62 in accruals related to workforce reduction charges and $308 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by Nortel or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.
Accounting changes and recent accounting pronouncements

Accounting changes
      Our unaudited consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the U.S. For more information related to the accounting policies that we adopted as a result of new accounting standards, see “Accounting changes” in note 2 of the accompanying unaudited consolidated financial statements. The following summarizes the accounting changes that we have adopted:

•	Implicit Variable Interests — the adoption of Financial Accounting Standards Board, or FASB Staff Position, or FSP, FASB Interpretation No., or FIN, 46R-5, “Implicit Variable Interests under FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities” in 2005 did not have an impact on our results of operations and financial condition.

•	The effect of contingently convertible debt on diluted earnings per share — the adoption of the Emerging Issues Task Force, or EITF, Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” in 2004 did not have an impact on our diluted earnings (loss) per share.

•	Accounting for certain financial instruments with characteristics of both liabilities and equity — the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in 2003 did not have a material impact on our results of operations and financial condition.

Recent accounting pronouncements
      In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1. EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The FASB, at its June 29, 2005 Board meeting, decided not to provide additional guidance on the meaning of other-than temporary impairment, but instead issued proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1,” as final, superseding EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP, retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or FSP FAS 115-1 is expected to be issued in August 2005 and would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a material impact on our results of operations and financial condition.

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
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, that will impact us, including the requirement to estimate employee forfeitures each period when recognizing compensation expense, and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for us as of January 1, 2006. We previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”, or SFAS 148. We are currently assessing the impact of SFAS 123R on our results of operations and financial condition, as well as the impact of SEC Staff Accounting Bulletin 107, “Share-Based Payment”, or SAB 107. SAB 107 was issued by the SEC in March 2005, and provides supplemental SFAS 123R application guidance based on the views of the SEC.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, or SFAS 154, which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Certain disclosures are also required for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors, made in fiscal years beginning after December 15, 2005 and is required to be adopted by us as of January 1, 2006. The impact that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition will depend on the nature of future accounting changes and the nature of transitional guidance provided in future accounting pronouncements.
      In June 2005, the FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, or FSP 143-1. FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union Directive 2002/96/ EC on Waste Electrical and Electronic Equipment. FSP 143-1 applies to the later of our fiscal quarter ended June 30, 2005 or the date of the adoption of the law by the applicable European Union member country. The adoption of the FSP 143-1 in the second quarter of 2005 did not have a material impact on our results of operations and financial condition; however, we cannot estimate the effect of applying this guidance in future periods.
Canadian supplement
      New Canadian securities regulations and, as of March 8, 2005, amendments to the regulations under the Canada Business Corporations Act, allow issuers that are required to file reports with the SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. We have provided the following supplemental information to highlight the significant differences that would have resulted in the MD&A had it been prepared using financial information prepared in accordance with Canadian GAAP.

      The principal continuing reconciling differences that affect consolidated net earnings (loss) under Canadian GAAP are accounting for derivatives, financial instruments and goodwill impairment arising from historical differences in carrying value. We adopted new Canadian accounting standards for asset retirement obligations and for derivatives in 2004 that are substantially consistent with U.S. GAAP. Other historical differences between U.S. GAAP and Canadian GAAP were primarily due to facts and circumstances related to prior years that are not expected to affect future earnings (loss) under Canadian GAAP.
      See note 18 of the accompanying unaudited consolidated financial statements for a reconciliation from U.S. GAAP to Canadian GAAP, including a description of the material differences affecting our unaudited consolidated statements of operations and unaudited consolidated balance sheets. There were no significant differences affecting the unaudited consolidated statements of cash flows.

Accounting changes
      Under Canadian GAAP, we adopted the following accounting changes as more fully described in note 18(i) of the accompanying unaudited consolidated financial statements:

•	Derivative accounting — Effective January 1, 2004, we adopted Accounting Guideline 13, “Hedging Relationships”, or AcG-13, which establishes specific criteria for derivatives to qualify for hedge accounting. We had been previously applying these criteria under U.S. GAAP; therefore, there was no impact on adoption of AcG-13. Concurrent with the adoption of AcG-13, we also adopted the Canadian Institute of Chartered Accountants, or CICA’s, Emerging Issues Committee, or EIC, 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments”, or EIC 128. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which had been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 for the six months ended June 30, 2004.

•	Determining whether an arrangement contains a lease — In December 2004, the EIC issued abstract 150, “Determining Whether an Arrangement Contains a Lease”, or EIC 150. EIC 150 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of CICA Handbook Section 3065, “Leases”. The guidance in EIC 150 is based on whether the arrangement conveys to the purchaser the right to use a tangible asset, and is effective for us for arrangements entered into or modified after January 1, 2005. We have already adopted equivalent guidance under U.S. GAAP. The adoption of EIC 150 did not have any material impact on our results of operations and financial condition.

•	Financial Instruments — Presentation and Disclosure — In January 2004, the CICA issued amendments to CICA Handbook Section 3860, “Financial Instruments — Presentation and Disclosure”, or Section 3860, to require obligations that must be or may be settled, at the issuer’s option, by a variable number of the issuer’s own equity instruments to be presented as liabilities. Thus, securities issued by an enterprise that give the issuer unrestricted rights to settle the principal amount in cash or in the equivalent value of its own equity instruments will no longer be presented as equity. The amendments to Section 3860 are applicable to us beginning January 1, 2005 on a retroactive basis. The adoption of the amendments to Section 3860 did not have any material impact on our results of operations and financial condition.

•	Accounting by a customer (including a reseller) for certain consideration received from a vendor — In January 2005, the EIC issued amended abstract 144, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. The amendment is effective retroactively for periods commencing on or after February 15, 2005. The amendment requires companies to recognize the benefit of non-discretionary rebates for achieving specified cumulative purchasing levels as a reduction of the cost of purchases over the relevant period, provided the rebate is probable and reasonably estimable. Otherwise, the rebates would be recognized as purchasing milestones are achieved. The adoption of the new amendment did not have a material impact on our results of operations and financial condition.

Outstanding share data
      As of July 15, 2005, Nortel Networks Corporation had 4,269,247,390 outstanding common shares.
      As of July 15, 2005, 287,048,510 issued and assumed stock options were outstanding and are exercisable for common shares of Nortel Networks Corporation on a one-for-one basis.
      On June 12, 2002, concurrent with the offering of our common shares, 28,750 equity units were offered, each initially evidencing ownership of a prepaid forward purchase contract, or purchase contract, entitling the holder to receive our common shares and specified zero-coupon U.S. treasury strips. As of June 30, 2005, 3,840 purchase contracts were outstanding. The aggregate number of our common shares issuable on the settlement date of the remaining purchase contracts will be between approximately 65 million and 78 million shares, subject to certain anti-dilution adjustments (which include adjustments for a possible consolidation of our common shares), depending on the applicable market value of Nortel Networks Corporation common shares. The settlement date for each purchase contract is August 15, 2005, subject to acceleration or early settlement in certain cases. See “Risk factors/forward looking statements” for additional information.
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
Legal proceedings
      Nortel and/or certain of our directors and officers have been named as defendants in various class action lawsuits. We are unable to determine the ultimate aggregate amount of monetary liability or financial impact to us in these legal matters, which unless otherwise specified, seek damages from the defendants of material or indeterminate amounts. We are also a defendant in various other suits, claims, proceedings and investigations which are in the normal course of business. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations, financial condition or liquidity. We are also subject to significant pending civil litigation and ongoing regulatory and criminal investigations in the U.S. and Canada which could require us to pay substantial judgments, settlements, fines or other penalties. We intend to vigorously defend these actions, suits, claims, proceedings and investigations, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. The resolution of such matters may require us to issue equity or equity-related securities, which could result in the significant dilution of existing equity positions. For additional information related to our legal proceedings, see “Contingencies” in note 17 of the accompanying unaudited consolidated financial statements, the Legal Proceedings section of this report and “Risk factors/forward looking statements”.
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

•	We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties.

•	We are subject to significant pending civil litigation, which if decided against us or as a result of settlement, could require us to pay substantial judgments, settlements or other penalties and could result in the potential dilution of our common shares.

•	Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.

•	We cannot predict the outcome of the Revenue Independent Review being undertaken by our Audit Committee.

•	We and our independent auditors have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting was ineffective as of December 31, 2004. These material weaknesses remain unremedied, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

•	The governing principles of the Independent Review particularly as they relate to remedial measures may take time to implement.

•	Our credit ratings have been downgraded and we are currently unable to access, in its current form, our shelf registration statement filed with the SEC, each of which may adversely affect our liquidity.

•	Continuing negative publicity has and may adversely affect our business and the market price of our publicly traded securities.

•	We may not be able to attract or retain the personnel necessary to achieve our business objectives.

•	Ongoing SEC review may require us to amend our public disclosures further.

•	Any future delays in filing our periodic reports could cause us to breach our public debt indentures and our obligations under the EDC Support Facility and seek waivers from EDC under the EDC Support Facility. In such circumstances, it is possible that the holders of our public debt would seek to accelerate the maturity of that debt and EDC would not grant NNL further waivers.

•	Any future breach of the continued listing requirements of the NYSE and TSX could cause the NYSE and/or the TSX to commence suspension or delisting procedures in respect of Nortel Networks Corporation’s common shares or other of our or NNL’s listed securities.

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
      We expect that this litigation will be time consuming, expensive and distracting from the conduct of our daily business. The adverse resolution of any specific lawsuit could have a material adverse effect on our ability to favorably resolve other lawsuits and on our financial condition and liquidity. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay substantial judgments, settlements or other penalties and incur expenses that could have a material adverse effect on our business, results of operations, financial condition and liquidity, and such effects could be very significant. In addition, the resolution of those matters may require us to issue equity or equity-related securities, which could potentially result in the significant dilution of existing equity positions. Expenses incurred in connection with these matters (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position.

Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.
      We estimate that as of June 30, 2005 our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for at least the next twelve months. In making this estimate, we have not assumed the need to make any payments in connection with our pending civil litigation or investigations related to the First Restatement and Second Restatement, other than our anticipated professional fees and expenses. We believe that we have sufficient cash to repay our debt of $1,275 relating to NNL’s 6.125% notes due February 2006 and our debt of $150 relating to the

7.40% notes due June 15, 2006 issued by an indirect wholly owned subsidiary of NNL. However, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. We can provide no assurances that any capital markets transactions will be completed on favorable terms, or at all. Any material adverse legal judgments, fines, penalties or settlements arising from the pending civil litigation and investigations could require additional funding which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on our business, results of operations, financial condition and liquidity, including by:

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

We and our independent auditors have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting was ineffective as at December 31, 2004. These material weaknesses remain unremedied, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.
      Over the course of the First Restatement and Second Restatement, we and Deloitte identified a number of material weaknesses in our internal control over financial reporting. In addition, our management assessed the effectiveness of our internal control over financial reporting as at December 31, 2004 pursuant to SOX 404 and the related SEC rules and concluded that our internal control over financial reporting was not effective as at December 31, 2004. Specifically, they concluded that five of the six material weaknesses identified over the course of the First Restatement and Second Restatement continued to exist as at December 31, 2004. Deloitte also assessed the effectiveness of our internal control over financial reporting as at December 31, 2004 and concluded that our internal control over financial reporting was not effective as at December 31, 2004. The material weaknesses in our internal control over financial reporting as at December 31, 2004, which remain unremedied, are:

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
      In addition, in part as a result of the compensating procedures and processes that we are applying to our financial reporting process, during the preparation of our financial statements for recent periods (including the second quarter of 2005), we have identified a number of adjustments to correct accounting errors relating to prior periods. As long as we continue to have material weaknesses in our internal control over financial reporting, it is possible that we may in future identify similar adjustments to prior period financial information. Although to date, these adjustments have been immaterial both to the then-current period and to the prior periods (and as a consequence, we recorded them in the financial statements for the then-current period), adjustments that may be identified in the future could be larger and could require further restatement of our financial statements.
      While we are implementing steps to ensure the effectiveness of our internal control over financial reporting and to address the material weaknesses identified above, failure to restore the effectiveness of our internal control over financial reporting could continue to impact our ability to report our financial condition and results of operations accurately and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our credit ratings have been downgraded and we are currently unable to access, in its current form, our shelf registration statement filed with the SEC, each of which may adversely affect our liquidity.
      On April 28, 2004, S&P downgraded its ratings of NNL, including its long-term corporate credit rating from “B” to “B-” and its preferred share rating from “CCC” to “CCC-”. At the same time, it revised its outlook to developing from negative. On April 28, 2004, Moody’s changed its outlook to potential downgrade from uncertain. On June 1, 2005, S&P affirmed its ratings on NNL, including its long-term corporate credit rating at “B-” and its preferred shares rating at “CCC-”. At the same time, the ratings on the company were removed from creditwatch and were assigned a stable outlook. On July 6, 2005, Moody’s confirmed the long term corporate ratings of NNL at “B3” and the preferred shares at “Caa3” and maintained its negative outlook. The ratings confirmation concludes a ratings review for possible downgrade under effect since April 28, 2004. These ratings are below investment grade. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. These ratings and our current credit condition affect, among other things, our ability to raise debt, access the commercial paper market (which is currently closed to us), engage in alternative financing arrangements, obtain bank financings and affect our ability, and the cost to securitize receivables, obtain customer bid, performance-related and other bonds and contracts, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions and also affect the price of our stock.
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
      Competition for certain key positions and specialized technical personnel in the high-technology industry remains strong. Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions and in our key areas of potential growth. An important factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans, restricted stock unit plans and employee investment and share purchase plans. The scope and value of these programs will be adversely affected by the volatility or negative performance of the market price for Nortel Networks Corporation’s common shares. In connection with the delay in filing our 2003 Annual Reports, as of March 10, 2004, we suspended the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the 2000 Plan or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in Nortel’s stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investments plans until such time as, at the earliest, that we and NNL became compliant with U.S. and Canadian regulatory securities filing requirements. Upon the filing of the 2005 First Quarter Reports, the suspension of the above transactions was lifted. Due to changes in the NYSE listing standards, we are unable to continue to offer the employee stock purchase plans that were effective when the suspension was put in place. On June 29, 2005, our shareholders approved a new stock-based compensation plan and three new stock purchase plans. On May 31, 2004, the OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in Nortel Networks Corporation’s securities and those of NNL. After the filing of our 2005 First Quarter Reports, we applied for and obtained a revocation of the OSC management cease trade order. Due to the suspension of these plans and the OSC order, our ability to provide employees with the opportunity to participate in Nortel stock option plans, restricted stock unit plans and employee investment and share purchase plans has been adversely affected and certain employees have not been able to trade in our securities. Any future suspension or OSC order, may have a material adverse effect on our ability to hire, assimilate in a timely manner and retain qualified personnel.
      In addition, in 2004 we terminated for cause our former president and chief executive officer, former chief financial officer, former controller and seven additional individuals with significant responsibilities for financial reporting. We have also commenced litigation against our former president and chief executive officer, former chief financial officer and former controller, seeking the return of payments made to them under our bonus plan in 2003. In August and September 2004, as part of our new strategic plan, we announced an anticipated workforce reduction of approximately 3,250 employees. Approximately 95% of employee actions related to the focused workforce reduction were completed by June 30, 2005, including approximately 82% that were notified of termination or acceptance of voluntary retirement, with the remainder comprised of voluntary attrition of employees that were not replaced. The remainder of employee actions is expected to be completed by September 30, 2005. In addition, in 2001, 2002 and 2003, we implemented a company-wide restructuring plan, which included a reduction of approximately two-thirds of our workforce over the three-year period.
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

Any future delays in filing our periodic reports could cause us to breach our public debt indentures and our obligations under the EDC Support Facility and seek waivers from EDC under the EDC Support Facility. In such circumstances, it is possible that the holders of our public debt would seek to accelerate the maturity of that debt and EDC would not grant NNL further waivers.
      Any future delay in the filing of our periodic reports with the SEC would result in a breach of our public debt indentures and require us to seek additional waivers from EDC under the EDC Support Facility, which could reduce our access to the EDC Support Facility and may adversely affect our liquidity. In such circumstances, it is possible that the holders of our public debt would seek to accelerate the maturity of that debt and that EDC would not grant an additional waiver or that the terms of such a waiver would be unfavorable.

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
      If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, with respect to any suspended or delisted securities, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such securities. A suspension or delisting would likely decrease the attractiveness of Nortel Networks Corporation common shares or other listed securities of Nortel Networks Corporation and NNL to investors and cause the trading volume of Nortel Networks Corporation common shares or other listed securities of Nortel Networks Corporation and Nortel Networks Limited to decline, which could result in a decline in the market price of such securities.
Risks relating to our business

We continue to restructure our business to respond to industry and market conditions. The assumptions underlying our restructuring efforts may prove to be inaccurate and we may have to restructure our business again in the future.
      We continue to restructure our business to realign resources and achieve desired cost savings in an increasingly competitive market. Our new strategic plan includes an anticipated workforce reduction of approximately 3,250 employees. We have based our restructuring efforts on certain assumptions regarding the cost structure of our business. Our current assumptions may or may not be correct and as a result, we may determine that further restructuring in the future will be needed. Our restructuring efforts may not be sufficient for us to achieve improved results and meet the changes in industry and market conditions, including increased competition. In particular, we face increased competition from low cost competitors such as Huawei Technologies Co., Ltd. and ZTE Corporation. We must manage the potentially higher growth areas of our business, as well as the non-core areas, in order for us to achieve improved results.

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
      Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures and debt repayments, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. In addition, if the industry or our current condition deteriorates, notwithstanding the EDC Support Facility, an increased portion of our cash and cash equivalents may be restricted as cash collateral for customer performance bonds and contracts. We estimate that as of June 30, 2005 our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for at least the next twelve months. In making this estimate, we have not made provision for any material payments in connection with our pending civil litigation actions and investigations related to the First Restatement and Second Restatement, other than our anticipated professional fees and expenses. We believe that we have sufficient cash to repay our debt of $1,275 relating to NNL’s 6.125% notes due February 2006 and our debt of $150 relating to the 7.40% notes due June 15, 2006 issued by an indirect wholly owned subsidiary of NNL. However, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. We can provide no assurances that any capital markets transactions will be completed on favorable terms, or at all. Any material adverse legal judgments, fines, penalties or settlements arising from these pending civil litigation actions and investigations could require additional funding which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on our liquidity, which could be very significant.
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
      Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future or accessing other sources of funding;

•	a high debt level may affect our ability to refinance our existing debt, including the debt of $1,275 relating to NNL’s 6.125% Notes due February 2006 and the debt of $150 relating to 7.40% Notes due June 15, 2006 issued by an indirect wholly owned subsidiary of NNL, should we decide to do so;

•	we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities including acquisitions, R&D projects or product design enhancements.

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to secure alternative support for certain obligations arising out of our normal course business activities.
      The EDC Support Facility may not provide all the support we require for certain of our obligations arising out of our normal course of business activities. As of June 30, 2005, there was approximately $213 of outstanding support utilized under the EDC Support Facility, approximately $144 of which was outstanding under the small bond sub-facility. In addition, bid and performance related bonds with terms that extend beyond December 31, 2006, which, absent any early termination of the EDC Support Facility, is the expiry date of this facility, are currently not eligible for the support provided by the EDC Support Facility. Given that the EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 days, we may need to increase our use of cash collateral to support these obligations beginning on January 1, 2006 absent a further extension of the facility. Unless EDC agrees to extend the facility or agrees to provide support outside the scope of the facility, we may be required to provide cash collateral to support these obligations. We cannot provide any assurance that we will reach an agreement with EDC on these matters. Under the terms of the waiver letter with EDC dated March 29, 2004, EDC may also suspend its obligation to issue NNL any additional support if events occur that have a material adverse effect on NNL’s business, financial position or results of operations. If we do not have access to sufficient support under the EDC Support Facility, and if we are unable to secure alternative support, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which could adversely affect our ability to fund some of our normal course business activities, capital expenditures, R&D projects and our ability to borrow in the future.

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
      We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic and that the use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet will significantly impact traditional voice networks, both wireline and wireless. We believe that this will create market discontinuities, which will make traditional voice network products and services less effective as they were not designed for data traffic. We believe that these market discontinuities in turn will lead to the convergence of data and voice through upgrades of traditional voice networks to transport large volumes of data traffic or through the construction of new networks designed to transport both voice and data traffic. Either approach would require significant capital expenditures by service providers. We also believe that such developments will give rise to the demand for IP-optimized networking solutions, and third generation, or 3G, wireless networks.
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
      We also cannot be sure that the metro optical portion of our Carrier Packet Networks business will continue to represent as large of a percentage of our overall Carrier Packet Networks revenues as we expect, or that our current growth in carrier VoIP will continue, or that the continued decline in sales of our traditional circuit switching solutions will not decline more rapidly than we anticipate, or that the rate of decline will not continue to exceed the rate of growth of our next generation solutions, any or all of which may materially and adversely affect our business, results of operations and financial condition.

We have made, and may continue to make, strategic acquisitions. If we are not successful in operating or integrating these acquisitions, our business, results of operations and financial condition may be materially and adversely affected.
      From time to time, we acquire companies that we believe would enhance the expansion of our business and products. We may make selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional product and/or market strengths. Acquisitions involve significant risks and uncertainties, including:

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
      Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.

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
      On June 12, 2002, concurrent with the closing of a public offering of our common shares, 28,750 equity units were sold, each initially evidencing ownership of a prepaid forward purchase contract, or purchase contract, entitling the holder to receive our common shares, and specified zero-coupon U.S. treasury strips. As of July 15, 2005, 3,840 purchase contracts were outstanding. The aggregate number of our common shares issuable on the settlement date of the remaining purchase contracts will be between approximately 65 million and 78 million shares, subject to certain anti-dilution adjustments (which include adjustments for a possible consolidation of our common shares), depending on the applicable market value of Nortel Networks Corporation common shares. The settlement date for each purchase contract is August 15, 2005, subject to acceleration or early settlement in certain cases.
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
      Market risk represents the risk of loss that may impact the consolidated financial statements of Nortel due to adverse changes in financial market prices and rates. Nortel’s market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in “Market Risk” and “Equity Risk” in the MD&A section of this report and in our 2004 Annual Report filed with the SEC on May 2, 2005.

ITEM 4.	Controls and Procedures

Management Conclusions Concerning Disclosure Controls and Procedures
      We carried out an evaluation under the supervision and with the participation of management, including the current CEO and current CFO (William A. Owens and Peter W. Currie, respectively), pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures as at June 30, 2005 (the end of the period covered by this report). The CEO and CFO were appointed to such positions as at April 28, 2004 and February 14, 2005, respectively.
      In making this evaluation, the CEO and CFO considered, among other matters:

•	the Second Restatement and the revisions to our preliminary unaudited results for the year ended December 31, 2003;

•	the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee in January 2005 by WCPHD and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of our 2003 Annual Report;

•	the terminations for cause of our former president and chief executive officer, former chief financial officer, former controller and seven additional senior finance employees during the course of the Independent Review and the reasons therefor as described in the Independent Review Summary;

•	the material weaknesses in our internal control over financial reporting that we and our external auditor, Deloitte, have identified (as more fully described below);

•	the measures we have identified, developed and begun to implement, beginning in November 2003, to remedy those material weaknesses (as more fully described below);

•	management’s assessment of our internal control over financial reporting and conclusion that our internal control over financial reporting was not effective as at December 31, 2004, and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, included in Item 8 and Item 9A of our 2004 Annual Report;

•	the conclusion of the CEO and CFO that our disclosure controls and procedures as at March 31, 2005 and as at May 31, 2005 were not effective, included in Item 4 of our Quarterly Report on Form 10-Q for the first quarter of 2005, or the 2005 First Quarter Report; and

•	the decision of the Audit Committee to undertake the Revenue Independent Review (as more fully described below).
      Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures as at June 30, 2005 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
      In light of this conclusion and as part of the extensive work undertaken in connection with the Second Restatement, the preparation of our 2004 Annual Report, our 2005 First Quarter Report, and this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.
      We record any material adjustments identified before the applicable financial statements are published and consider the materiality of any adjustments relating to prior periods both to the current period and to the prior periods. In the course of the preparation of our financial statements for the three and six months ended June 30, 2005, and in part as a result of the application of our compensating procedures and processes, we have recorded adjustments related to prior periods which are included in our second quarter 2005 financial statements. These adjustments primarily include various revenue deferrals that totaled approximately $25 million, a charge of approximately $16 million attributable to our ongoing divestiture of the remaining manufacturing operations to Flextronics and a Canadian foreign exchange loss of approximately $10 million. The various revenue deferrals relate primarily to revenue that should have been deferred and recognized upon delivery of undelivered elements and resulted in a reduction in revenue of approximately $25 million and a net reduction, including other relevant adjustments, of approximately $17 million in our second quarter of 2005 gross profit of $1.2 billion, both of which were recorded in the second quarter of 2005. The charge of approximately $16 million in connection with the ongoing divestiture to Flextronics relates to legal and professional fees and real estate impairments which accumulated as deferred costs starting in 2004 and through the first quarter of 2005 should have been recognized as incurred in those prior periods, and resulted in a charge recorded in (gain) loss on sale of businesses and assets in the second quarter of 2005. The foreign exchange loss resulted from an error in a foreign exchange loss recorded in 2004. The aggregate impact of the adjustments relating to prior periods was not material to our results for the three and six months ended June 30, 2005 or to any individual segment or geographic region. These adjustments resulted in a net reduction of approximately $40 million to our net earnings (loss), or an approximately $0.01 reduction in basic and diluted earnings (loss) per common share, for the second quarter of 2005, and a net reduction of approximately $35 million to our net earnings (loss), or an approximately $0.01 reduction in basic and diluted earnings (loss) per common share, for the first half of 2005. These adjustments were immaterial to our results for the first quarter of 2005 and any interim or annual prior period.
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
      These material weaknesses, if not fully addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in Item 9A of our 2003 Annual Report and 2004 Annual Report.
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
      In July 2005, management established a multi-disciplinary senior management steering committee to oversee the development by management of a detailed plan and timetable to address the material weaknesses in our internal control over financial reporting and with the ongoing implementation of remedial measures to strengthen our internal control over financial reporting, including the recommendations developed by WCPHD described above.
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

•	Appointment of New Senior Leadership with High Ethical and Moral Standards.

•	In April 2004, we terminated for cause our former president and chief executive officer, former chief financial officer and former controller (the former chief financial officer and former controller having been placed on paid leaves of absence in March 2004), and in August 2004, we terminated for cause seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic regions.

•	We appointed new senior leadership with high ethical and moral standards: In April 2004, we appointed a new permanent CEO, and in March 2004, we appointed an interim CFO and Controller, who each became permanent in April 2004. Since then we appointed a new CFO, Peter Currie, in February 2005, and a new controller, Paul W. Karr, in May 2005, all of which is more fully described below.

•	Emphasis by New Senior Management of Honesty and Ethical Behavior.

•	In August 2004, we adopted a new strategic plan that includes a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer, which has now been filled with the permanent appointment of Susan E. Shepard, effective February 21, 2005.

•	Emphasis on Reliable and Transparent Financial Reporting.

•	Over the course of and subsequent to the Second Restatement process, our current CEO, William A. Owens, our CFO through the Second Restatement process, William R. Kerr, and starting February 14, 2005, our current CFO, Peter Currie, have communicated to employees the importance of the Second Restatement process and the ongoing need for reliable and transparent financial reporting and ethical conduct. Those communications included formal presentations as part of our annual executive conference in November 2004. Additionally, our CFO through the Second Restatement process encouraged and our current CFO encourages finance personnel to bring matters of concern to management’s attention without fear of retribution.

•	Beginning in July 2004, we have emphasized the importance of internal control over financial reporting throughout the organization, including through numerous education sessions, to various levels of management.

•	Beginning in September 2004, we implemented mandatory training procedures for senior management with respect to our internal “back-up” certification process, with an emphasis on the accountability of senior management both for their individual areas of responsibility and for the business as a whole as members of the senior leadership team.

•	Beginning in 2004, we implemented a process to increase visibility to management after the close of a financial period of potential adjustments to the financial statements.

•	Alignment of Leadership Compensation with Financial Accountability.

•	In June 2004, management recommended, the joint leadership resources committee recommended and the Board of Directors subsequently approved, the inclusion of financial accountability as a key qualitative factor in the individual leadership performance objectives for determination of incentive cash awards under our annual incentive plan.

•	In January 2005, we received notification from certain senior executives that they would as a matter of corporate leadership and integrity pay an amount equal to their “Return to Profitability” bonuses (net of tax withheld at source), conveying their deep disappointment over the circumstances that led to the Second Restatement and their determination to make it clear to employees, investors and others that such activities are unacceptable to them.

•	Extended Balance Sheet Reviews. In March 2005, we implemented extended and enhanced balance sheet review procedures for financial periods beginning with the third quarter of 2004, as follows:

•	We have scheduled regular balance sheet reviews across all segments and major statutory entities in advance of our periodic report filings; and

•	We clarified accountability within Nortel for review of significant balance sheet accounts and required specific focus on accounts involving significant estimates and judgments.

•	Finance Department Organizational Structure. We announced, and have begun to implement, plans to transform our finance organization, which include a renewed commitment to transparency, accuracy, accountability and competency as fundamental goals. Measures we have begun to implement include:

•	In the first quarter of 2004, we began to enhance our global technical accounting group and established global revenue governance and global finance governance teams.

•	In March 2004, we began hiring additional full-time finance personnel (with a focus on qualified accounting professionals) as part of an initiative introduced by the CFO at that time, William R. Kerr, and the controller at that time, MaryAnne E. Pahapill. This initiative is aimed at both strengthening the finance organization’s technical skills and experience, including at a senior level, and addressing employee attrition.

•	In May 2005, we appointed Paul W. Karr, an experienced financial and accounting executive and an expert in U.S. GAAP, as controller.

•	We established a global corporate finance Sarbanes-Oxley compliance group, or Global SOX Group, beginning in the third quarter of 2004.

•	In the third quarter of 2004, we engaged Accenture, Inc., or Accenture, a global management consulting and technology services firm, to assess the finance organization’s structure, processes and systems. The Accenture assessment was completed in February 2005. In the first quarter of 2005, we appointed a senior Nortel executive as global finance transformation leader. In the second quarter of 2005, we further engaged Accenture to assist us with the design phase of the processes and systems component of the finance transformation project, which design phase commenced in the second quarter of 2005. We expect the implementation of our finance transformation project will continue into 2007 and will include, among other things, implementing an information technology platform (SAP) to provide an integrated global financial system. In addition, a more detailed assessment by management, with the assistance of Accenture, of the organizational and accountability structure within the finance function commenced in the second quarter of 2005, with the recommendations from this assessment and the initial implementation of such recommendations expected later this year.

•	In connection with our assessment of internal control over financial reporting pursuant to SOX 404, we began to modify or enhance existing processes and implement new control activities, including improved levels of documentation, and enhanced monitoring and supervision of processes such as reconciliation of account balances and compliance with internal policies.

•	Training Initiatives.

•	In the second quarter of 2004, we re-established our formal training group (led by the global finance governance team described above) to implement ongoing training programs for finance personnel globally to strengthen the finance organization’s technical skills and experience. The group’s focus includes training with respect to accounting for contingencies; accounting for hedging and derivatives; revenue recognition, accruals and provisions; and foreign currency translation.

•	In the first quarter of 2005, the global revenue governance team provided additional training sessions for selected finance and non-finance personnel with a more in-depth focus on revenue recognition guidelines and U.S. GAAP. In the second quarter of 2005, the global revenue governance team provided additional revenue recognition training through an external expert for selected finance personnel who regularly work with revenue recognition matters.

•	In the second quarter of 2005, the Global SOX Group commenced company-wide employee SOX 404 information sessions to increase employee awareness of this legislation and to emphasize the importance of internal control over financial reporting and company and employee responsibilities with respect to internal control over financial reporting.

•	Internal Audit.

•	In the first quarter of 2004, we modified the mandate of our internal audit function to place a greater emphasis on the adequacy of, and compliance with, procedures relating to internal control over financial reporting.

•	In October 2004, we engaged outside consultants to conduct a strategic performance review of the internal audit function. The objective of this review was to ensure that internal audit meets professional internal audit standards and moves towards audit best practices. The strategic review has been completed and management has begun to implement certain of the recommendations of the review.

•	In July 2005, we appointed Robert J. Bartzokas, an experienced accounting and auditing professional and an expert in U.S. GAAP, as vice-president, audit.

•	Manual Journal Entry Processes.

•	We developed new procedures related to manual journal entries, which focus on approvals, more stringent documentation processes, and restricted user access to manual journal entry functions to specific approved users. We continue to work towards achieving full implementation of these manual journal entry procedures.
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

      In the period covered by this report the following changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	The appointment of our new controller, Paul W. Karr, which is more fully described above.

•	We continue to implement changes to our existing enterprise resource planning system, or ERP System, including interfaces with our supporting accounting applications in connection with the portions of the Flextronics transaction that have closed and in anticipation of future closings. For a description of the Flextronics transaction, see “Business Overview — Evolution of our supply chain strategy” in the MD&A section of this report. In addition, we have had to implement a number of compensating manual processes and detective controls as a result of these ERP System changes and continue to monitor whether any additional compensating controls are required.
      In addition, in June 2005, we completed the acquisition of PEC (as described in greater detail under “Developments in 2005 — Acquisitions” in the MD&A section of this report). We have not conducted at this time an evaluation of the impact of this transaction on our internal control over financial reporting.
* * * * * *

Revenue Independent Review
      As more fully described in Item 9A of our 2003 Annual Report and 2004 Annual Report, over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. In light of the resulting adjustments to previously reported revenues which arose from the Second Restatement process, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. The Revenue Independent Review has a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee is seeking a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with the Revenue Independent Review.

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
      On April 1, 2002, Nortel filed a motion to dismiss the above consolidated U.S. shareholder class action on the ground that it failed to state a cause of action under U.S. federal securities laws. On January 3, 2003, the District Court denied the motion to dismiss the consolidated U.S. class action complaint. The plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003. The District Court held oral arguments on September 3, 2003 and issued an order granting class certification on September 5, 2003. On September 23, 2003, the defendants filed a motion in the Second Circuit for permission to appeal the class certification decision. The plaintiffs’ opposition to the motion was filed on October 2, 2003. On November 24, 2003, the Second Circuit denied the motion. On March 10, 2004, the District Court approved the form of notice to the class which was published and mailed.
      A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the Nortel Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004. On June 17, 2005, the plaintiffs filed a Second Amended Consolidated Class Action Complaint that added additional current and former directors, officers and employees as defendants and alleged breach of fiduciary duty on behalf of the Plan and as a purported class action on behalf of participants and beneficiaries of the Plan who held shares of the Nortel Networks Stock Fund during the period from March 7, 2000 through June 17, 2005. On July 8, 2005, the defendants filed a Renewed Motion to Dismiss Plaintiffs’ Second Amended Class Action Complaint.
      On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain directors and officers, and certain former directors and officers, of Nortel alleging, among other things, breach of fiduciary duties owed to Nortel during the period from 2000 to 2003 including by causing Nortel to engage in unlawful conduct or failing to prevent such conduct; causing Nortel to issue false statements; and violating the law. On February 14, 2005, the defendants filed motions to dismiss the derivative complaint. On April 29, 2005, the plaintiffs filed an opposition to the motions to dismiss. On May 26, 2005, the defendants filed a reply memorandum in support of the motions to dismiss.
      Except as noted above, there have been no material developments in our material legal proceedings. For additional discussion of our material legal proceedings, see “Contingencies” in note 17 of the accompanying unaudited consolidated financial statements and “Legal Proceedings” and “Risk Factors/forward looking statements” in the MD&A section of this report.

ITEM 2.	Changes in Securities and Use of Proceeds
      During the second quarter of 2005, Nortel Networks Corporation issued an aggregate of 554,632 shares upon the exercise of options granted under the Nortel Networks/ BCE 1985 Stock Option Plan and the Nortel Networks/ BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE Inc. employees who were not United

States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration pursuant to Regulation S under the United States Securities Act of 1933 (the “Securities Act”), as amended. All funds received by Nortel Networks Corporation in connection with the exercise of stock options granted under the two Nortel Networks/ BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to Nortel Networks Corporation to round up fractional entitlements into whole shares. Nortel Networks Corporation keeps these nominal amounts and uses them for general corporate purposes.

	Number of Common Shares
	Issued Without
	U.S. Registration Upon	Range of
	Exercise of Stock Options under	Exercise Prices
Date of Exercise	Nortel/BCE Plans	Canadian $

6/9/2005	529,276	$16.08 - $58.38
6/30/2005	25,356	$16.32 - $51.88

ITEM 4.	Submission of Matters to a Vote of Security Holders
      The annual and special meeting of Nortel Networks Corporation was held on June 29, 2005.

(a)	Election of Directors
      The following nominees were elected by ballot as directors of Nortel:

		Shares Withheld	Broker
Director	Shares Voted For	(Abstained)	Non-Votes

Jalynn Hamilton Bennett	2,867,892,941	46,845,829	162,612
Dr. Manfred Bischoff	2,865,486,633	49,183,321	162,012
Robert Ellis Brown	2,800,639,295	109,139,640	162,012
John Edward Cleghorn	2,851,746,412	62,992,373	162,012
The Hon. James Baxter Hunt, Jr.	2,863,458,932	51,303,403	162,612
Robert Alexander Ingram	2,834,508,220	79,519,253	162,012
John Alan MacNaughton	2,868,258,339	46,385,891	162,012
The Hon. John Paul Manley	2,813,606,180	96,297,604	162,012
Richard David McCormick	2,863,919,611	50,865,025	162,012
Ronald Walter Osborne	2,767,310,602	146,722,419	162,112
William Arthur Owens	2,846,142,236	63,657,954	162,012
Harry Jonathan Pearce	2,867,612,860	47,133,898	162,012

(b)	Appointment of Auditors
      Deloitte & Touche LLP was appointed independent auditors of Nortel. The following were the results of the ballot conducted for the resolution to appoint Deloitte & Touche LLP as independent auditors of Nortel:

	Shares Withheld
Shares Voted For	(Abstained)	Broker Non-Votes

2,713,257,858	175,694,819	175,233

(c)	Stock Purchase Plans
      The resolution to adopt the Nortel Global Stock Purchase Plan, Nortel U.S. Stock Purchase Plan and Nortel Stock Purchase Plan for Members of the Nortel Networks Savings and Retirement Program was approved. The following were the results of the ballot conducted for the resolution to adopt the Nortel

Global Stock Purchase Plan, Nortel U.S. Stock Purchase Plan and Nortel Stock Purchase Plan for Members of the Nortel Networks Savings and Retirement Program:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)

1,916,041,939	198,783,625	36,018,358

(d)	Stock Incentive Plan
      The resolution to adopt the Nortel 2005 Stock Incentive Plan was approved. The following were the results of the ballot conducted for the resolution to adopt the Nortel 2005 Stock Incentive Plan:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)

1,754,122,697	362,991,762	33,498,701

(e)	Shareholder Proposals
Shareholder Proposal #1:

Ten Highest paid executive’s compensation should be subject to shareholders approval.
      On a vote by ballot, shareholder proposal #1 was rejected. The following were the results of the ballot for shareholder proposal #1:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)	Broker Non-Votes

129,336,832	1,981,427,514	25,009,007	778,981,337
Shareholder Proposal #2:

Senior executive’s bonuses should not be included to calculate their pensions.
      On a vote by ballot, shareholder proposal #2 was rejected. The following were the results of the ballot for shareholder proposal #2:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)	Broker Non-Votes

153,703,648	1,958,599,762	23,441,305	778,960,922
Shareholder Proposal #3:

The list of nominees for the board of directors should have a minimum of 25% more candidates than there are spaces to fill.
      On a vote by ballot, shareholder proposal #3 was rejected. The following were the results of the ballot for shareholder proposal #3:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)	Broker Non-Votes

124,486,995	1,984,872,999	26,329,656	778,965,395
Shareholder Proposal #4:

All Senior Executive Salary level should be rolled back to their salary level on January 01, 1998.
      On a vote by ballot, shareholder proposal #4 was rejected. The following were the results of the ballot for shareholder proposal #4:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)	Broker Non-Votes

110,953,556	1,996,629,553	28,150,710	778,943,245

Shareholder Proposal #5:

Nortel shall take all legal action and any other appropriate action to get back (refunded to the corporation) all bonuses and salary increases given to all senior executives (present and former) from 1998 to the end of 2004.
      On a vote by ballot, shareholder proposal #5 was rejected. The following were the results of the ballot for shareholder proposal #5:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)	Broker Non-Votes

119,265,729	1,960,179,203	56,237,509	778,945,850
Shareholder Proposal #6:

Nortel will take legal and any other appropriate action to make sure all senior executives’ (past and present) bonuses and salary increases received from the corporation from 1998 to the end of 2004 are excluded from their pension calculation. During this time, only basic salary at the end of 1997 will be used for pension calculation.
      On a vote by ballot, shareholder proposal #6 was rejected. The following were the results of the ballot for shareholder proposal #6:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)	Broker Non-Votes

127,764,956	1,952,734,150	55,350,049	778,928,436
Shareholder Proposal #7:

Nortel will take legal and any other appropriate action to get back all compensation and perks paid to board of directors (former and present) from 1998 to the end of 2004.
      On a vote by ballot, shareholder proposal #7 was rejected. The following were the results of the ballot for shareholder proposal #7:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)	Broker Non-Votes

112,891,175	1,965,566,507	57,364,733	778,929,942
Shareholder Proposal #8:

All Senior Executives, all employees, and all board of directors of the corporation will only be paid economy class for all business travel.
      On a vote by ballot, shareholder proposal #8 was rejected. The following were the results of the ballot for shareholder proposal #8:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)	Broker Non-Votes

120,555,467	1,987,281,400	27,989,109	778,930,224

Shareholder Proposal #9:

Shareholders of the corporation in attendance at the Annual General Meeting (AGM) will be allowed to elect two additional directors, in addition to the slate of candidates proposed by the existing board of director’s nominating committee.
      On a vote by ballot, shareholder proposal #9 was rejected. The following were the results of the ballot for shareholder proposal #9:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)	Broker Non-Votes

99,461,848	2,006,129,430	30,111,643	778,922,134
Shareholder Proposal #10:

The corporation shall take legal and any other appropriate action to get back all auditing fees paid to external auditors from 1998 to the end of 2004. In the future, auditor’s fees will be made known and approved by shareholders at the AGM.
      On a vote by ballot, shareholder proposal #10 was rejected. The following were the results of the ballot for shareholder proposal #10:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)	Broker Non-Votes

114,667,969	1,964,152,742	56,874,601	778,935,425
Shareholder Proposal #11:

Nortel should send a letter to the regulatory agencies (OSC in Canada, and SEC in USA) to tell them what are the kind of information they should have been looking for corporations in order to protect our shareholders of publicly traded companies.
      On a vote by ballot, shareholder proposal #11 was rejected. The following were the results of the ballot for shareholder proposal #11:

		Shares Withheld
Shares Voted For	Shares Voted Against	(Abstained)	Broker Non-Votes

96,259,205	2,008,264,517	31,292,220	778,928,643

ITEM 6.	Exhibits
      Pursuant to the rules and regulations of the Securities and Exchange Commission, Nortel has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in Nortel’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe Nortel’s actual state of affairs at the date hereof and should not be relied upon.

Exhibit
No.		Description

10.1		The Nortel 2005 Stock Incentive Plan (as filed with the 2005 Proxy Statement).
10.2		Summary statement of the interest payable on the special pension benefits for the Vice-Chairman and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on May 27, 2005.
10	.3*	Master Facility Agreement dated as of February 13, 2003, and amended July 10, 2003, between Nortel Networks Limited and Export Development Canada, and as further amended by letter agreements dated March 29, 2004, May 28, 2004, August 20, 2004, September 29, 2004, October 29, 2004, November 19, 2004, December 10, 2004, January 14, 2005, February 15, 2005, March 15, 2005, April 29, 2005 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated April 29, 2005) and May 31, 2005 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated June 1, 2005).
10.4		Form of Indemnity Agreement effective on or as of June 29, 2005 entered into between Nortel Networks Corporation and each of the following Directors: Harry J. Pearce, Ronald W. Osborne, Richard D. McCormick, John A. MacNaughton, James B. Hunt, Jr. and Jalynn H. Bennett.
10.5		Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Corporation effective June 29, 2005.
10.6		Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Limited effective June 29, 2005.
10.7		Nortel Networks Corporation Directors’ Deferred Share Compensation Plan effective January 1, 2002 as amended and restated May 29, 2003, as amended and restated December 18, 2003 effective January 1, 2004, as amended June 29, 2005 effective immediately.
10.8		Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998 as amended and restated May 1, 2000, as further amended and restated effective January 1, 2002, as amended and restated May 29, 2003, as amended and restated December 18, 2003 effective January 1, 2004, as amended June 29, 2005 effective immediately.
10.9		Forms of Instruments of Grant generally provided to optionees granted options under the Nortel Networks Corporation 1986 Stock Option Plan, as Amended and Restated or the Nortel Networks Corporation 2000 Stock Option Plan.
31.1		Certification of the Vice-Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of the Vice-Chairman and Chief Executive Officer and Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTEL NETWORKS CORPORATION
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ PETER W. CURRIE PETER W. CURRIE Executive Vice-President and Chief Financial Officer	/s/ PAUL W. KARR ---------------------------------- PAUL W. KARR Controller
Date: August 8, 2005