Form 10-Q
period 2005-09-30
NORTEL NETWORKS CORP
filed 2005-11-03
CIK 72911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at October 14, 2005.
4,334,867,037 shares of common stock without nominal or par value

All dollar amounts in this document are in United States dollars unless otherwise stated.
NORTEL, NORTEL (Logo), NORTEL NETWORKS, GLOBEMARK (Logo), NT, and > THIS IS THE WAY > THIS IS NORTEL (Logo) are trademarks of Nortel Networks.
MOODY’S is a trademark of Moody’s Investor Services, Inc.
NYSE is a trademark of the New York Stock Exchange, Inc.
SAP is a trademark of SAP AG.
S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.
All other trademarks are the property of their respective owners.

PART I
FINANCIAL INFORMATION

NORTEL NETWORKS CORPORATION
Consolidated Statements of Operations (unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Millions of U.S. dollars,
	except per share amounts)
Revenues	$2,655	$2,179	$8,046	$7,213
Cost of revenues	1,648	1,393	4,747	4,319

Gross profit	1,007	786	3,299	2,894
Selling, general and administrative expense	572	512	1,725	1,596
Research and development expense	449	501	1,402	1,465
Amortization of intangibles	6	2	10	7
Special charges	37	93	148	99
(Gain) loss on sale of businesses and assets(a)	4	(39)	41	(114)

Operating earnings (loss)	(61)	(283)	(27)	(159)
Other income (expense) — net	66	44	170	112
Interest expense
Long-term debt	(55)	(45)	(156)	(132)
Other	(2)	(3)	(6)	(18)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(52)	(287)	(19)	(197)
Income tax benefit (expense)	(40)	30	(49)	32

	(92)	(257)	(68)	(165)
Minority interests — net of tax	(15)	(7)	(46)	(29)
Equity in net earnings (loss) of associated companies — net of tax	1	—	3	(2)

Net earnings (loss) from continuing operations	(106)	(264)	(111)	(196)
Net earnings (loss) from discontinued operations — net of tax	1	5	2	12

Net earnings (loss)	$(105)	$(259)	$(109)	$(184)

Basic earnings (loss) per common share
— from continuing operations	$(0.02)	$(0.06)	$(0.03)	$(0.04)
— from discontinued operations	0.00	0.00	0.00	0.00

Basic earnings (loss) per common share	$(0.02)	$(0.06)	$(0.03)	$(0.04)

Diluted earnings (loss) per common share
— from continuing operations	$(0.02)	$(0.06)	$(0.03)	$(0.04)
— from discontinued operations	0.00	0.00	0.00	0.00

Diluted earnings (loss) per common share	$(0.02)	$(0.06)	$(0.03)	$(0.04)

(a)	Includes related costs.
The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2005	2004

	(Millions of U.S. dollars,
	except for share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,997	$3,686
Restricted cash and cash equivalents	73	80
Accounts receivable — net	2,616	2,551
Inventories — net	1,232	1,414
Deferred income taxes — net	371	255
Other current assets	580	356

Total current assets	7,869	8,342
Investments	166	159
Plant and equipment — net	1,575	1,651
Goodwill	2,519	2,303
Intangible assets — net	150	78
Deferred income taxes — net	3,606	3,736
Other assets	579	715

Total assets	$16,464	$16,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$984	$996
Payroll and benefit-related liabilities	536	515
Contractual liabilities	396	569
Restructuring liabilities	131	254
Other accrued liabilities	2,500	2,823
Long-term debt due within one year	1,455	15

Total current liabilities	6,002	5,172
Long-term debt	2,428	3,862
Deferred income taxes — net	227	144
Other liabilities	3,373	3,189

Total liabilities	12,030	12,367

Minority interests in subsidiary companies	641	630
Guarantees, commitments and contingencies (notes 10, 11 and 17)

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 4,339,186,267 as of September 30, 2005 and 4,272,671,213 as of December 31, 2004	33,932	33,840
Additional paid-in capital	3,252	3,282
Accumulated deficit	(32,692)	(32,583)
Accumulated other comprehensive income (loss)	(699)	(552)

Total shareholders’ equity	3,793	3,987

Total liabilities and shareholders’ equity	$16,464	$16,984

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Statements of Cash Flows (unaudited)

	Nine Months
	Ended
	September 30,

	2005	2004

	(Millions of
	U.S. dollars)
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(111)	$(196)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	231	260
Non-cash portion of special charges and related asset write downs	3	—
Equity in net (earnings) loss of associated companies — net of tax	(3)	2
Stock option compensation	58	55
Deferred income taxes	58	(12)
Other liabilities	251	190
(Gain) loss on sale or write down of investments, businesses and assets	25	(147)
Other — net	(3)	98
Change in operating assets and liabilities	(813)	(697)

Net cash from (used in) operating activities of continuing operations	(304)	(447)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(167)	(194)
Proceeds on disposals of plant and equipment	10	10
Restricted cash and cash equivalents	9	(14)
Acquisitions of investments and businesses — net of cash acquired	(449)	(7)
Proceeds on sale of investments and businesses	308	143

Net cash from (used in) investing activities of continuing operations	(289)	(62)

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to minority interests	(33)	(24)
Increase in notes payable	58	54
Decrease in notes payable	(64)	(56)
Repayments of long-term debt	—	(107)
Repayments of capital leases payable	(8)	(5)
Issuance of common shares	4	30

Net cash from (used in) financing activities of continuing operations	(43)	(108)

Effect of foreign exchange rate changes on cash and cash equivalents	(86)	(6)

Net cash from (used in) continuing operations	(722)	(623)
Net cash from (used in) in operating activities of discontinued operations	33	16

Net increase (decrease) in cash and cash equivalents	(689)	(607)
Cash and cash equivalents at beginning of period	3,686	3,997

Cash and cash equivalents at end of period	$2,997	$3,390

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
Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and nine months ended September 30, 2005 are not necessarily indicative of financial results for the full year. The unaudited consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC (the “2004 Annual Report”).

Comparative figures
Certain 2004 figures in the unaudited consolidated financial statements have been reclassified to conform to the 2005 presentation.

Recent accounting pronouncements
(a) In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The Financial Accounting Standards Board (“FASB”), at its June 29, 2005 Board meeting, decided not to provide additional guidance on the meaning of other-than-temporary impairment, but instead issued proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, as final, superseding EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP, retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1, once issued by the FASB, is not expected to have a material impact on Nortel’s results of operations and financial condition.
(b) In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The guidance should

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
be applied prospectively. The adoption of SFAS 151 did not have a material impact on Nortel’s results of operations and financial condition.
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
(e) In June 2005, the FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment. FSP 143-1 applies to the later of Nortel’s fiscal quarter ended June 30, 2005 or the date of the adoption of the law by the applicable EU-member country. In the second quarter of 2005, Nortel adopted FSP 143-1 with respect to those EU-member countries that transposed the directive into country specific laws. In the third quarter of 2005, Nortel adopted FSP 143-1 with respect to additional EU-member countries that enacted country specific laws in the current period. The adoption of the FSP 143-1 in the second and third quarter of 2005 did not have a material impact on Nortel’s results of operations and financial condition. Due to the fact that certain EU-member countries have not yet enacted country-specific laws, Nortel cannot estimate the impact of applying this guidance in future periods.
(f) In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 provides guidance on the purchase and sale of inventory to another entity that operates in the same line of business. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. EITF 04-13 applies to new arrangements entered into, or modifications or renewals of existing arrangements in reporting periods beginning after March 15, 2006. The impact of the adoption of EITF 04-13 on Nortel’s consolidated results of operations and financial condition will depend on the nature of future arrangements entered into, or modifications or renewals of existing arrangements by Nortel.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

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
Nortel continues to consolidate two enterprises with limited lives, which have mandatory liquidation at the end of their prescribed lives in 2024. Upon liquidation, the net assets of these entities will be distributed to the owners based on their relative interests at that time. The minority interests included in the consolidated balance sheets related to these entities were a total of $57 and $50 as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, the fair value of these minority interests was approximately $73. The adoption of SFAS 150, as amended by FSP FAS 150-3, did not have a material impact on Nortel’s results of operations and financial condition.

3.	Consolidated financial statement details
The following consolidated financial statement details are presented for each of the three and nine months ended September 30, 2005 and 2004 for the consolidated statements of operations, as of September 30, 2005 and December 31, 2004 for the consolidated balance sheets and for the nine months ended September 30, 2005 and 2004 for the consolidated statements of cash flows.

Consolidated statements of operations
During the three and nine months ended September 30, 2005, Nortel recorded adjustments related to prior periods. These adjustments resulted in a net increase of approximately $15 and $40 to net loss for the three and nine months ended September 30, 2005, respectively. The adjustments related primarily to various revenue and other corrections, which reduced revenue by $21 and $39 and gross margin by $20 and $18 for the three and nine months ended September 30, 2005, respectively, a foreign exchange gain (loss) of $8 and $(2) for the three and nine months ended

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
September 30, 2005, respectively, and a $16 correction to the accounting treatment of certain costs attributable to Nortel’s ongoing divestiture of its remaining manufacturing operations to Flextronics International Ltd. (“Flextronics”), which was recorded in the second quarter of 2005 (see note 8). The aggregate impact of these adjustments was not material to Nortel’s results for the three and nine months ended September 30, 2005 or to any individual segment or geographical region or to the results for any individual prior annual or interim period.

Other income (expense) — net:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest income	$16	$16	$45	$47
Gain (loss) on sale or write down of investments	—	1	16	33
Currency exchange gains (losses)	21	53	55	53
Other — net	29	(26)	54	(21)

Other income (expense) — net	$66	$44	$170	$112

Other income (expense) — net for the three and nine months ended September 30, 2004 includes a gain of $31 resulting from a correction in the third quarter of 2004 relating to a cumulative error in functional currency designation of an entity in Brazil.
Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), had no material impact on the net earnings (loss) for the three and nine months ended September 30, 2005 and 2004 and were reported within other income (expense) — net in the consolidated statements of operations.

Consolidated balance sheets

Accounts receivable — net:

	September 30,	December 31,
	2005	2004

Trade receivables	$1,954	$2,010
Notes receivable	66	42
Contracts in process	692	608

	2,712	2,660
Less: provision for doubtful accounts	(96)	(109)

Accounts receivable — net	$2,616	$2,551

Inventories — net:

	September 30,	December 31,
	2005	2004

Raw materials	$838	$935
Work in process	45	125
Finished goods	1,784	1,863

	2,667	2,923
Less: provision for inventory	(1,046)	(1,141)

Inventories — net	1,621	1,782
Less: long-term inventory(a)	(389)	(368)

Current inventories — net	$1,232	$1,414

(a)	Long-term portion of inventory related to deferred costs discussed below, which is included in other assets.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Finished goods inventory includes certain direct and incremental costs associated with arrangements where title and risk of loss was transferred to the customer but revenue was deferred due to other revenue recognition criteria not being met. As of September 30, 2005 and December 31, 2004, these deferred costs totaled $796 and $829, respectively.

Other current assets:

	September 30,	December 31,
	2005	2004

Prepaid expenses	$222	$175
Income taxes recoverable	69	38
Current assets of discontinued operations	13	14
Other	276	129

Other current assets	$580	$356

Plant and equipment — net:

	September 30,	December 31,
	2005	2004

Cost:
Land	$56	$63
Buildings	1,328	1,514
Machinery and equipment	2,253	2,455
Capital lease assets — buildings, machinery and equipment	206	42

	3,843	4,074

Less accumulated depreciation:
Buildings	(453)	(502)
Machinery and equipment	(1,743)	(1,889)
Capital lease assets — buildings, machinery and equipment	(72)	(32)

	(2,268)	(2,423)

Plant and equipment — net(a)(b)	$1,575	$1,651

(a)	Includes assets held for sale with a carrying value of $71 and $29 as of September 30, 2005 and December 31, 2004, respectively, related to owned facilities that were being actively marketed. These assets were written down to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel expects to dispose of all of these facilities by the end of the first half of 2006.

(b)	Includes assets accounted for as a financing under sale-leaseback accounting guidelines with a carrying value of $54 and $43 as of September 30, 2005 and December 31, 2004, respectively.

Goodwill:
The following table outlines goodwill by reportable segment:

	Carrier		GSM and
	Packet	CDMA	UMTS	Enterprise
	Networks	Networks	Networks	Networks	Total

Balance — net as of December 31, 2004	$571	$28	$9	$1,695	$2,303
Changes:
Addition (note 8)	—	—	—	269	269
Disposal	(38)	—	—	—	(38)
Foreign exchange	(7)	(2)	(1)	(5)	(15)

Balance — net as of September 30, 2005	$526	$26	$8	$1,959	$2,519

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Due to the change in operating segments and reporting segments as described in note 4, a triggering event occurred requiring a goodwill impairment test in the first quarter of 2005 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Nortel performed this test and concluded that there was no impairment.

Intangible assets — net:

	September 30,	December 31,
	2005	2004

Other intangible assets(a)	$109	$38
Pension intangible assets	41	40

Intangible assets — net	$150	$78

(a)	Includes intangible assets related to an acquisition during the second quarter of 2005, see note 8.
Other intangible assets are being amortized over an approximately ten year period ending in 2014, based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows. The amortization expense is partially denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.

Other accrued liabilities:

	September 30,	December 31,
	2005	2004

Outsourcing and selling, general and administrative related provisions	$285	$323
Customer deposits	28	28
Product related provisions	64	57
Warranty provisions (note 10)	233	275
Deferred revenue	1,079	1,210
Miscellaneous taxes	58	53
Income taxes payable	51	112
Interest payable	35	65
Advance billings in excess of revenues recognized to date on contracts	525	581
Other	142	119

Other accrued liabilities	$2,500	$2,823

Other liabilities:

	September 30,	December 31,
	2005	2004

Pension, post-employment and post-retirement benefit liabilities	$2,300	$2,208
Restructuring liabilities (note 5)	217	209
Deferred revenue	625	509
Other long-term provisions	231	263

Other liabilities	$3,373	$3,189

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

Consolidated statements of cash flows

Change in operating assets and liabilities:

	Nine Months
	Ended
	September 30,

	2005	2004

Accounts receivable — net	$(143)	$355
Inventories — net	78	(313)
Income taxes	(50)	(64)
Restructuring liabilities	(112)	(70)
Accounts payable, payroll and contractual liabilities	(618)	(535)
Other operating assets and liabilities	32	(70)

Change in operating assets and liabilities	$(813)	$(697)

Interest and taxes paid (recovered):

	Nine Months
	Ended
	September 30,

	2005	2004

Cash interest paid	$184	$182
Cash taxes paid (recovered) — net	$44	$39

4.	Segment information

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

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
On September 30, 2005, Nortel announced a new organizational structure that it expects will strengthen its enterprise focus, drive product efficiencies, and deliver global services. The new alignment includes two product groups: (i) Enterprise Solutions and Packet Networks which combines core assets such as ethernet and enterprise telephony, optical, and wireline data into a unified product group; and (ii) Mobility and Converged Core Networks which consolidates its wireless businesses and combines them with critical core network technologies. By creating two product groups, Nortel expects to simplify its business model and create new cost efficiencies by leveraging common hardware and software platforms. In addition, in an effort to heighten Nortel’s responsiveness to customers, Nortel is forming four region-based teams: North America; Eurasia; Greater China; and Caribbean and Latin America and Emerging Markets. Nortel expects its financial reporting reflecting this new organizational alignment will commence in fiscal 2006 and is not expected to result in a change to its reportable segments for the fiscal year 2005. Nortel is currently assessing the impact of these changes on its reportable segments for 2006.
Nortel’s vice-chairman and chief executive officer (the “CEO”) has been identified as the CODM in assessing the performance of the segments and the allocation of resources to the segments. The CEO relies on the information derived directly from Nortel’s management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes (“Management EBT”), a measure that includes the cost of revenues, selling, general and administrative (“SG&A”) expense, research and development (“R&D”) expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements. Prior period segment results have been adjusted to conform to the current period presentation to reflect the movement of certain products and functional allocations.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

Segments
The following tables set forth information by segment for each of the three and nine months ended:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Carrier Packet Networks	$754	$533	$2,156	$1,940
CDMA Networks	539	511	1,743	1,647
GSM and UMTS Networks	674	543	2,182	1,910
Enterprise Networks	685	591	1,962	1,703

Total reportable segments	2,652	2,178	8,043	7,200
Other(a)	3	1	3	13

Total revenues	$2,655	$2,179	$8,046	$7,213

Management EBT
Carrier Packet Networks	$48	$(131)	$51	$(229)
CDMA Networks	137	140	499	519
GSM and UMTS Networks	(67)	(179)	12	(185)
Enterprise Networks	38	39	164	78

Total reportable segments	156	(131)	726	183
Other(a)	(175)	(107)	(589)	(419)

Total Management EBT	(19)	(238)	137	(236)

Amortization of intangibles	(6)	(2)	(10)	(7)
Special charges	(37)	(93)	(148)	(99)
Gain (loss) on sale of businesses and assets	(4)	39	(41)	114
Income tax benefit (expense)	(40)	30	(49)	32

Net earnings (loss) from continuing operations	$(106)	$(264)	$(111)	$(196)

(a)	“Other” represents miscellaneous business activities and corporate functions and includes interest attributable to long-term debt.

5.	Special charges
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
In 2005, Nortel’s focus is on managing each of its businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, Nortel announced a strategic plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments, but primarily in Carrier Packet Networks (the “2004 Restructuring Plan”). Nortel estimates charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $390 comprised of approximately $220 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. Approximately $160 of the aggregate charges were incurred in 2004 and $148 for the nine months ended September 20, 2005, with the remainder expected to be substantially incurred by the end of 2006.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
During the three and nine months ended September 30, 2005, Nortel continued to implement these restructuring work plans. Changes in the provisions related to special charges recorded from January 1, 2005 to September 30, 2005 were as follows:

					Special Charges

		Contract			Three Months	Nine Months
		Settlement	Plant and		Ended	Ended
	Workforce	and Lease	Equipment		September 30,	September 30,
	Reduction	Costs	Write Downs	Total	2005	2005

2001 Restructuring Plan
Provision balance as of December 31, 2004(a)	$15	$326	$—	$341
Revisions to prior accruals:
For the three months ended March 31, 2005	(3)	—	(1)	(4)	$—	$(4)
For the three months ended June 30, 2005	(2)	4	(2)	—	—	—
For the three months ended September 30, 2005	—	3	—	3	3	3
Cumulative provision (drawdowns) adjustments in 2005:
Cash drawdowns	(5)	(86)	—	(91)
Non-cash drawdowns	—	—	3	3
Foreign exchange and other adjustments	(1)	(9)	—	(10)

Provision balance as of September 30, 2005	$4	$238	$—	$242

2004 Restructuring Plan
Provision balance as of December 31, 2004(a)	$122	$—	$—	$122
Other special charges:
For the three months ended March 31, 2005	18	8	1	27	—	27
For the three months ended June 30, 2005	32	46	4	82	—	82
For the three months ended September 30, 2005	18	13	1	32	32	32
Revisions to prior accruals:
For the three months ended March 31, 2005	(2)	—	—	(2)	—	(2)
For the three months ended June 30, 2005	7	—	1	8	—	8
For the three months ended September 30, 2005	(3)	5	—	2	2	2
Cumulative provision (drawdowns) adjustments in 2005:
Cash drawdowns	(148)	(7)	—	(155)
Non-cash drawdowns	—	—	(6)	(6)
Foreign exchange and other adjustments	(1)	(2)	(1)	(4)

Provision balance as of September 30, 2005	$43	$63	$—	$106

Total provision balance as of September 30, 2005(a)	$47	$301	$—	$348

Total special charges					$37	$148

(a)	As of September 30, 2005 and December 31, 2004, the short-term provision balance was $131 and $254, respectively, and the long-term provision balance was $217 and $209, respectively.
Regular full-time (“RFT”) employee notifications resulting in special charges were as follows:

	Employees (Approximate)

	Direct(a)	Indirect(b)	Total

RFT employee notifications for the three months ended:
March 31, 2005	20	220	240
June 30, 2005	15	445	460
September 30, 2005	26	228	254

(a)	Direct employees included employees performing manufacturing, assembly, testing and inspection activities associated with the production of Nortel’s products.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

(b)	Indirect employees included employees performing manufacturing, management, sales, marketing, research and development and administrative activities.

2001 Restructuring Plan

Three and nine months ended September 30, 2005
During the three and nine months ended September 30, 2005, Nortel recorded revisions of $3 and $(1), respectively, related to prior accruals.
The workforce reduction provision balance was drawn down by cash payments of $1 and $5 during the three and nine months ended September 30, 2005, respectively. The remaining provision is expected to be substantially drawn down by the end of 2005.
No new contract settlement and lease costs were incurred during the period. During the three and nine months ended September 30, 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $21 and $86, respectively. The remaining provision, net of approximately $195 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Three and nine months ended September 30, 2004
During the three and nine months ended September 30, 2004, Nortel recorded special charges of $21 and $27, respectively, which included revisions of $21 and $21, respectively, related to prior accruals.
Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination during the three months ended March 31, 2004, which related entirely to Carrier Packet Networks, and were partially offset by revision to prior accruals in the three months ended September 30, 2004 of $4. During the nine months ended September 30, 2004, the workforce reduction provision balance was drawn down by cash payments of $45.
No new contract settlement and lease costs were incurred during the period. Net revisions to prior accruals for contract settlement and lease costs of $24 were identified for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $133.
In 2003, Nortel initiated activities to exit certain leased facilities and leases for assets no longer used, across all segments. The costs associated with these planned activities have been valued using the estimated fair value method prescribed under SFAS 146. The table below summarizes the total costs estimated to be incurred as a result of these activities, which have met the criteria described in SFAS 146, the balance of these accrued expenses as of September 30, 2005 and the movement in the accrual for the nine months ended September 30, 2005. These costs are included in the provision balance above as of September 30, 2005.

		Costs During	Payments Made	Adjustments
	Accrued	the Nine	During the Nine	During the Nine	Accrued
	Balance as of	Months Ended	Months Ended	Months Ended	Balance as of
	December 31,	September 30,	September 30,	September 30,	September 30,
	2004	2005	2005	2005	2005

Lease costs(a)	$31	$—	$(2)	$2	$31

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $69, of which $19 was drawn down by cash payments of $21 and offset by non-cash adjustments of $2 prior to January 1, 2005.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

Special charges — by segment
The following table outlines special charges incurred by segment for the three and nine months ended September 30:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2001 Restructuring Plan
Carrier Packet Networks:
For the three months ended March 31, 2005	$(1)	$—	$(1)	$(2)
For the three months ended June 30, 2005	(1)	2	(1)	—
For the three months ended September 30, 2005	—	1	—	1
GSM and UMTS Networks:
For the three months ended March 31, 2005	(1)	—	—	(1)
For the three months ended June 30, 2005	(1)	1	(1)	(1)
For the three months ended September 30, 2005	—	1	—	1
Enterprise Networks:
For the three months ended March 31, 2005	(1)	—	—	(1)
For the three months ended June 30, 2005	—	1	—	1
For the three months ended September 30, 2005	—	1	—	1

Total special charges for the nine months ended September 30, 2005	$(5)	$7	$(3)	$(1)

Carrier Packet Networks:
For the three months ended March 31, 2004	$6	$1	$—	$7
For the three months ended June 30, 2004	—	(1)	—	(1)
For the three months ended September 30, 2004	(4)	9	1	6
GSM and UMTS Networks:
For the three months ended September 30, 2004	—	8	—	8
Enterprise Networks:
For the three months ended September 30, 2004	—	7	—	7

Total special charges for the nine months ended September 30, 2004	$2	$24	$1	$27

Management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs is associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

2004 Restructuring Plan

Three and nine months ended September 30, 2005
During the three and nine months ended September 30, 2005, Nortel recorded special charges of $34 and $149, which included revisions of $2 and $8, respectively, related to prior accruals.
Workforce reduction charges of $15 and $70, including revisions to prior accruals of $(3) and $2, were related to severance and benefit costs associated with approximately 254 and 954 employees notified of termination during the three and nine months ended September 30, 2005, respectively. The workforce reduction provision balance was drawn down by cash payments of $29 and $148 during the three and nine months ended September 30, 2005, respectively. The workforce reduction was primarily in the U.S., Canada and Europe, Middle East and Africa (“EMEA”) and extended across all segments. The remaining provision is expected to be substantially drawn down by the end of the first half of 2006.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Contract settlement and lease costs of $18 and $72, including revisions to prior accruals of $5 and $5, for the three and nine months ended September 30, 2005, respectively, consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and EMEA and in the Carrier Packet Networks and Enterprise Networks segments. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. During the three and nine months ended September 30, 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $4 and $7, respectively. The remaining provision, net of approximately $28 in estimated sublease income, is expected to be substantially drawn down by the end of 2018.

Three and nine months ended September 30, 2004
During the three and nine months ended September 30, 2004, Nortel recorded special charges of $72 and $72, respectively.
Workforce reduction charges of $72 were related to severance and benefit costs associated with approximately 1,300 employees identified for termination under ongoing benefit arrangements. The workforce reduction was primarily in the U.S., Canada, and EMEA and extended across all segments but primarily in Carrier Packet Networks.

Special charges — by segment
The following table outlines special charges incurred by segment for the three and nine months ended September 30, 2005:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2004 Restructuring Plan
Carrier Packet Networks:
For the three months ended March 31, 2005	$9	$1	$1	$11
For the three months ended June 30, 2005	28	36	4	68
For the three months ended September 30, 2005	5	9	1	15
CDMA Networks:
For the three months ended March 31, 2005	1	—	—	1
For the three months ended June 30, 2005	2	1	—	3
For the three months ended September 30, 2005	2	2	—	4
GSM and UMTS Networks:
For the three months ended March 31, 2005	3	—	—	3
For the three months ended June 30, 2005	6	6	1	13
For the three months ended September 30, 2005	5	4	—	9
Enterprise Networks:
For the three months ended March 31, 2005	3	7	—	10
For the three months ended June 30, 2005	3	3	—	6
For the three months ended September 30, 2005	3	3	—	6

Special charges for the nine months ended September 30, 2005	$70	$72	$7	$149

Carrier Packet Networks:
For the three months ended September 30, 2004	$49	$—	$—	$49
CDMA Networks:
For the three months ended September 30, 2004	6	—	—	6
GSM and UMTS Networks:
For the three months ended September 30, 2004	4	—	—	4
Enterprise Networks:
For the three months ended September 30, 2004	13	—	—	13

Special charges for the nine months ended September 30, 2004	$72	$—	$—	$72

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

6.	Income taxes
During the nine months ended September 30, 2005, Nortel recorded a tax expense of $49 on loss from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $19. The tax expense of $49 is primarily related to the drawdown of Nortel’s deferred tax assets and current tax provisions in certain taxable jurisdictions, various corporate minimum and other taxes and a net charge of $20, including interest, related to an amendment to a loss carryback as a consequence of refiling Nortel’s corporate income tax returns due to the restatement of its financial statements. These charges were partially offset by the recognition of R&D related incentives and the benefit of favourable settlement of certain tax audits. In addition, Nortel recorded additional valuation allowances against the tax benefit of losses realized in some jurisdictions.
During the nine months ended September 30, 2004, Nortel recorded a tax benefit of $32 on a loss from continuing operations before income taxes, minority interests and equity in net loss of associated companies of $197. The tax benefit of $32 resulted from the favourable settlement of certain tax audits and the recognition of R&D related incentives partially offset by the drawdown of Nortel’s deferred tax assets and current income tax provisions in certain taxable jurisdictions and various corporate minimum related income taxes.
As of September 30, 2005, Nortel’s deferred tax assets, excluding discontinued operations, were $3,750. The most significant components of the gross deferred tax assets are the tax benefit of loss carryforwards and investment tax credits and temporary differences related to certain liabilities (primarily provisions, pensions and other post-retirement obligations). The majority of the carryforward amounts do not begin to expire until 2017.
The deferred tax assets are net of a valuation allowance of $3,521. The valuation allowance was recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. The valuation allowance was determined based on an assessment of the positive and negative evidence of the recoverability of deferred tax assets, which included the carryforward periods attributable to the significant tax assets, Nortel’s history of generating taxable income in its material jurisdictions, and Nortel’s cumulative loss position.
Primarily as a result of the losses realized in 2001 and 2002, Nortel determined that it is more likely than not that a portion of its deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded against a portion of the assets. However, due to the fact that the majority of the carryforward amounts do not expire in the near future, Nortel’s extended history of profitability in its material tax jurisdictions, exclusive of the 2001 and 2002 losses, and Nortel’s future projections of profitability, Nortel determined that it is more likely than not that the remaining portion of its deferred tax assets recorded as of September 30, 2005 will be realized.
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
Nortel had previously entered into Advance Pricing Arrangements (“APAs”) with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities of the U.S., Canada and the United Kingdom (“U.K.”) that are expected to apply to the taxation years beginning in 2000. The APA requests are currently under consideration but the tax authorities have not begun to negotiate the terms of the arrangement. Nortel has applied the transfer pricing methodology proposed in the APA requests since 2001. As part of the APA applications, Nortel has requested that the methodology adopted in 2001 be

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
applied retroactively to the 2000 taxation year. If the retroactive application is accepted by the taxation authorities, it would result in an increase in taxable income in certain jurisdictions offset by an equal decrease in taxable income in the other jurisdictions. Nortel has provided approximately $140 for any taxes and interest in various tax jurisdictions that would be due as a result of retroactive application of the APAs.
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
The following details the net pension expense, all related to continuing operations, for the defined benefit plans for the three and nine months ended:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Pension expense:
Service cost	$32	$30	$97	$90
Interest cost	112	104	342	311
Expected return on plan assets	(105)	(102)	(321)	(305)
Amortization of prior service cost	1	1	3	3
Amortization of net losses (gains)	24	19	72	57
Curtailment, contractual and special termination losses (gains)	1	—	25	—

Net pension expense	$65	$52	$218	$156

For the nine months ended September 30, 2005, curtailment, contractual and special termination losses are the result of the divestiture to Flextronics (see note 8) and the 2004 Restructuring Plan (see note 5).

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The following details the net cost components, all related to continuing operations, of post-retirement benefits other than pensions for the three and nine months ended:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Post-retirement benefit cost:
Service cost	$2	$2	$6	$7
Interest cost	10	10	31	31
Expected return on plan assets	—	—	(2)	(1)
Amortization of prior service cost	(1)	—	(3)	(2)
Amortization of net losses (gains)	—	—	—	2

Net post-retirement benefit cost	$11	$12	$32	$37

During the nine months ended September 30, 2005, contributions of $137 were made to the defined benefit plans and $18 to the post-retirement benefit plans. Nortel expects to contribute an additional $52 in 2005 to the defined benefit pension plans for a total contribution of $189, and an additional $4 in 2005 to the post-retirement benefit plans for a total contribution of $22.

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
This acquisition was accounted for using the purchase method. Nortel has recorded approximately $269 of non-amortizable intangible assets associated with the acquisition of PEC, which assets consist solely of goodwill. The goodwill of PEC is not deductible for tax purposes, and has been allocated to Nortel’s Enterprise Networks segment.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The following table sets out the preliminary purchase price allocation information for the PEC acquisition.

Purchase price	$449

Assets acquired:
Cash and cash equivalents	$26
Accounts receivable — net	65
Other current assets	34
Investments	8
Plant and equipment	32
Other intangible assets	84
Goodwill	269
Other assets	5

523

Less liabilities assumed:
Trade and other accounts payable	6
Payroll and benefit-related liabilities	15
Other accrued liabilities	17
Long-term debt	33
Other liabilities	3

74

Fair value of net assets acquired	$449

As a result of the acquisition of PEC, a net deferred tax liability of $23 was recognized, due to differences between the estimated fair value of assets acquired and liabilities assumed, and PEC’s tax basis in those assets and liabilities. This deferred tax liability is fully offset; however, by an adjustment to Nortel’s deferred tax valuation allowance because Nortel will be able to offset the tax liability by drawing down previously unrecognized loss carryforwards.
The preliminary estimates of the fair values and amortization periods of intangible assets are as follows:

		Amortization
	Fair Value	Period (Years)

Trade name	$7	4
Software licenses	1	5
Customer contracts and relationships	76	10

Total intangible assets	$84

The consolidated financial statements of Nortel include PEC’s operating results from the date of the acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of Nortel and PEC as if the acquisition had occurred on January 1, 2004, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments:

		Nine Months
	Three Months	Ended
	Ended	September 30,
	September 30,
	2004	2005	2004

Revenues	$2,234	$8,155	$7,357
Net earnings (loss)	$(257)	$(118)	$(176)

Basic earnings (loss) per common share	$(0.06)	$(0.03)	$(0.04)
Diluted earnings (loss) per common share	$(0.06)	$(0.03)	$(0.04)

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

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
Nortel and Flextronics have entered into a four year supply agreement for manufacturing services (whereby after completion of the transaction Flextronics will manage approximately $2,500 of Nortel’s annual cost of revenues) and a three year supply agreement for design services. The portion of the transaction related to the optical design activities in Ottawa and Monkstown was completed on November 1, 2004. On February 8, 2005, Nortel announced the completion of the portion of the transaction related to the manufacturing activities in Montreal. On August 22, 2005, Nortel completed the transfer of the manufacturing operations and related activities in Chateaudun. Nortel previously reported that the portion of the transaction related to the manufacturing activities in Calgary was expected to close in the second quarter of 2005 and that the balance of the transaction was expected to close on separate dates occurring during the first half of 2005. On September 19, 2005, Nortel announced that it expects to transfer the manufacturing operations and related activities in Calgary, and Campinas to Flextronics by the end of the first quarter of 2006. Nortel also announced that it will establish a regional supply chain center in Monkstown to lead its supply chain operations in the EMEA region. Nortel and Flextronics have agreed that Nortel will retain its Monkstown manufacturing operations. The portions of the transaction which remain to be completed are subject to customary conditions and regulatory approvals.
The successful completion of the agreement with Flextronics will result in the transfer of approximately 2,140 employees from Nortel to Flextronics. As of the end of the third quarter of 2005, Nortel has transferred approximately 1,450 of its employees to Flextronics. Nortel expects that the decision to retain its Monkstown manufacturing operations will result in a reduction of estimated cash proceeds from assets divested of approximately $100 and a revised total range of proceeds of approximately $575 to $625, of which approximately $200 to $250 is expected to be received in 2006. Such payments will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. Nortel is expecting proceeds on the sale of this business to exceed the net book value of the assets transferred, including goodwill. The resulting net gain on the sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.
As of September 30, 2005, Nortel has received net cash of approximately $261 and short-term notes and other receivables of $79, transferred approximately $247 of inventory and equipment to Flextronics relating to the closing of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal and Chateaudun and recorded deferred income of approximately $20. As Flextronics has the ability to exercise rights to sell back to Nortel certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective closing date, Nortel has retained these assets on its balance sheet to the extent they have not been consumed as part of ongoing operations as at September 30, 2005. Nortel does not expect that such rights will be exercised with respect to any material amount of inventory and/or equipment.
During the three and nine months ended September 30, 2005, Nortel recorded charges through (gain) loss on sale of businesses and assets of $2 and $41, respectively, related to the ongoing divestiture of its remaining manufacturing operations to Flextronics. The charges relate to legal and professional fees, pension adjustments and real estate impairments. Nortel has determined that $16 of the charges recorded during the nine months ended September 30, 2005, which accumulated as deferred costs starting in 2004 and through the first quarter of 2005, should have been recognized as incurred in those prior periods.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

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
On August 2, 2004, Nortel completed the contribution of certain fixed assets, intangible assets including customer contracts, software and other licenses, and liabilities of its directory and operator services (“DOS”) business to VoltDelta Resources LLC (“VoltDelta”), a wholly owned subsidiary of Volt Information Sciences, Inc. (“VIS”), in return for a 24 percent interest in VoltDelta which was valued at $55. After a period of two years, Nortel and VIS each have an option to cause Nortel to sell its VoltDelta shares to VIS for proceeds ranging from $25 to $70. As a result of this transaction, approximately 160 Nortel DOS employees in North America and Mexico joined VoltDelta. Nortel recorded a gain on sale of businesses and assets of approximately $38 for the three months ended September 30, 2004.

9.	Long-term debt and support facilities
As a result of the delay in the filing of Nortel’s and Nortel Networks Limited’s (“NNL”) 2003 Annual Reports on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Reports”), 2004 Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004 (the “2004 Quarterly Reports”), 2004 Annual Reports on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Reports”) and 2005 Quarterly Reports on Form 10-Q for the first quarter of 2005 (the “2005 First Quarter Reports”, and together with the 2003 Annual Reports, the 2004 Quarterly Reports and the 2004 Annual Reports, the “Reports”), Nortel and NNL were not in compliance with their obligations to deliver their respective SEC filings to the trustees under Nortel’s and NNL’s public debt indentures. As a result of filing the 2005 First Quarter Reports with the SEC and delivering the 2005 First Quarter Reports to the trustees under Nortel’s and NNL’s public debt indentures, Nortel and NNL are now in compliance with their delivery obligations under the public debt indentures. Approximately $1,800 of notes of NNL (or its subsidiaries) and $1,800 of convertible debt securities of Nortel were outstanding under such indentures as of September 30, 2005.
Approximately $1,275 of NNL’s 6.125% Notes are due in February 2006 and $150 of Nortel’s 7.40% Notes issued by an indirect wholly-owned subsidiary of NNL and guaranteed by NNL are due in June 2006. These Notes have been reclassified from long-term debt to current liabilities. Nortel expects to have sufficient cash to meet these future obligations.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

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
The EDC Support Facility provides up to $750 in support. As of September 30, 2005, there was approximately $181 of outstanding support utilized under the EDC Support Facility, approximately $131 of which was outstanding under the revolving small bond sub-facility.
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
For additional information related to the recent amendment of the EDC Support Facility see note 18.

10.	Guarantees
Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 defines a guarantee as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel’s outstanding guarantees as of September 30, 2005 is provided below:

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of September 30, 2005 is $10. A liability of $8 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of September 30, 2005.

(b)	Intellectual property indemnification obligations
Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These types of guarantees typically have indefinite terms and generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions.
The nature of the intellectual property indemnification obligations generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel has not made any significant indemnification payments under such agreements. A liability of $6 has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees as of September 30, 2005.

(c)	Lease agreements
Nortel has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $46 as of September 30, 2005. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.
Historically, Nortel has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d)	Third party debt agreements
From time to time, Nortel guarantees the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. Under most such arrangements, the Nortel guarantee is secured, usually by the assets being purchased or financed. As of September 30, 2005, Nortel had no third party debt agreements that would require it to make any debt payments for its customers.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

(e)	Indemnification of banks and agents under EDC Support Facility and security agreements
Nortel has agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Nortel has also agreed to indemnify the collateral agent under the security agreements against any legal action brought against the collateral agent in connection with the collateral pledged under the security agreements. These indemnifications generally apply to issues that arise during the term of the EDC Support Facility, or for as long as the security agreements remain in effect (see note 9). For additional information related to the recent amendment of the EDC Support Facility see note 18.
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
Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of September 30, 2005, Nortel had approximately $281 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2006, or collection of the receivable amounts by the counterparty.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

Product warranties
The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheet as of September 30, 2005:

Balance as of December 31, 2004	$275
Payments	(183)
Warranties issued	146
Revisions	(5)

Balance as of September 30, 2005	$233

11.	Commitments

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

	September 30,	December 31,
	2005	2004

Bid and performance related bonds(a)	$244	$362
Other bonds(b)	45	68

Total bid, performance related and other bonds	$289	$430

(a)	Net of restricted cash and cash equivalent amounts of $37 and $36 as of September 30, 2005 and December 31, 2004, respectively.

(b)	Net of restricted cash and cash equivalent amounts of $29 and $28 as of September 30, 2005 and December 31, 2004, respectively.

Venture capital financing
Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $13 as of September 30, 2005. These commitments expire at various dates through 2012.

Other commitments
Due to an amendment of outsourcing contracts with a service provider for a portion of Nortel’s information services function, contractual obligations for outsourcing contracts have been substantially reduced as of September 30, 2005. The following table sets forth the minimum commitment contained in the amended outsourcing contracts:

						Total
	2006	2007	2008	2009	Thereafter	Obligations

Outsourcing contracts	$24	$18	$18	$15	$—	$75

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

12.	Financing arrangements

Customer financing
Pursuant to certain financing agreements with its customers, Nortel is committed to provide future financing in connection with purchases of Nortel’s products and services. Generally, Nortel facilitates customer financing agreements through customer loans, and Nortel’s commitment to extend future financing is generally subject to conditions related to funding, fixed expiration or termination dates, specific interest rates and qualified purposes. Where permitted, customer financings may also be utilized by Nortel’s customers for their own working capital purposes and may be in the form of equity financing. Nortel’s internal credit committee monitors and attempts to limit Nortel’s exposure to credit risk. Nortel’s role in customer financing consists primarily of arranging financing by matching its customers’ needs with external financing sources. Nortel only provides direct customer financing where a compelling strategic customer or technology purpose supports such financing. The following table sets forth customer financing related information and commitments, excluding discontinued operations, as of the following dates:

	September 30,	December 31,
	2005	2004

Drawn and outstanding — gross	$51	$118
Provisions for doubtful accounts	(35)	(38)

Drawn and outstanding — net(a)	16	80
Undrawn commitments	52	69

Total customer financing	$68	$149

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.
During the nine months ended September 30, 2005 and 2004, net customer financing bad debt expense (recovery) as a result of settlements and adjustments to other existing provisions was $4 and $(11), respectively.
During the nine months ended September 30, 2005 and 2004, Nortel entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, Nortel received cash consideration of approximately $112 ($36 of the proceeds was included in discontinued operations) and $15, respectively, to settle outstanding receivables with a net carrying value of $101 ($33 of the net carrying value was included in discontinued operations) and $14, respectively.
During the nine months ended September 30, 2005 and 2004, Nortel reduced undrawn customer financing commitments by $17 ($8 relates to a VIE which Nortel began consolidating effective April 1, 2005) and $129, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of September 30, 2005, all undrawn commitments were available for funding under the terms of the financing agreements.

Consolidation of variable interest entities
Certain lease financing transactions of Nortel were structured through single transaction VIEs that did not have sufficient equity at risk as defined in FIN 46R. Effective July 1, 2003, Nortel prospectively began consolidating two VIEs for which Nortel was considered the primary beneficiary following the guidance of FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51, ‘Consolidated Financial Statements”’ (“FIN 46”), on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs’ debt, which represented the majority of the risks associated with the respective VIEs’ activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During the nine months ended September 30, 2004, the debt related to one of the VIEs was extinguished and, as a result, consolidation of this VIE was no longer required. As of September 30, 2005, Nortel’s consolidated balance sheet included $85 of long-term debt and $85 of plant and equipment — net related to the remaining VIE. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Effective April 1, 2005, Nortel began consolidating a VIE for which Nortel was considered the primary beneficiary under FIN 46R. The VIE is a cellular phone operator in Russia. Loans to this entity comprise the majority of the entity’s subordinated financial support. No creditor of the VIE has recourse to Nortel. This entity’s financial results have been consolidated using the most recent financial information available, which was as of June 30, 2005.
On June 3, 2005, Nortel acquired PEC, a VIE, for which Nortel was considered the primary beneficiary under FIN 46R. The consolidated financial results of Nortel include PEC’s operating results from the date of the acquisition (see note 8).
As of September 30, 2005, Nortel did not have any variable interests related to transfers of financial assets. Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of September 30, 2005, none of these other interests or arrangements were considered significant variable interests and, therefore, did not meet the requirements for consolidation or disclosure under FIN 46R.

13.	Capital stock and stock-based compensation plans

Common shares
Nortel Networks Corporation is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares and prepaid forward purchase contracts included in shareholders’ equity consisted of the following as of the following date:

	Number	$

(Number of common shares in thousands)
Common shares:
Balance as of December 31, 2004	4,272,671	$33,840
Shares issued pursuant to:
Stock option plans	1,724	10
Prepaid forward purchase contracts	64,791	82

Balance as of September 30, 2005	4,339,186	$33,932

(Number of prepaid forward purchase contracts)
Prepaid forward purchase contracts:(a)
Balance as of December 31, 2004	3,840	$82
Prepaid forward purchase contracts settled	(3,837)	(82)

Balance as of September 30, 2005	3	$—

(a)	Included in additional paid-in capital in the consolidated balance sheets.
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

Prepaid forward purchase contracts
As a result of the delayed filing of the Reports, Nortel was unable to permit holders of Nortel’s prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights would have become exercisable following the filing of the Reports upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the Nortel Networks Corporation common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
and Unit Agreement which governs the prepaid forward purchase contracts, Nortel agreed to use commercially reasonable efforts to have an effective registration statement covering the Nortel Networks Corporation common shares to be delivered and to provide a prospectus in connection therewith. Nortel was not able, through the use of commercially reasonable efforts, to have an effective long-form registration statement relating to the exercise of these early settlement rights by holders of Nortel’s prepaid forward purchase contracts in advance of August 15, 2005. Since August 15, 2005, 3,837 of the remaining 3,840 forward purchase contracts outstanding prior to that date have been settled by holders, resulting in an issuance of 64,791,308 common shares of Nortel Networks Corporation.

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
On June 29, 2005, the shareholders of Nortel approved a new stock-based compensation plan, the Nortel 2005 Stock Incentive Plan, which permits grants of stock options, including incentive stock options, stock appreciation rights, performance stock units and restricted stock units (“RSUs”). The number of RSUs issued during the three months ended September 30, 2005 was approximately 3 million. On June 29, 2005, the shareholders of Nortel also approved three new stock purchase plans, the Nortel Global Stock Purchase Plan, the Nortel U.S. Stock Purchase Plan and the Nortel Savings and Retirement Program which have been launched in certain jurisdictions.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

Pro forma disclosure
Had Nortel applied the fair value method to all stock-based compensation awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for the three and nine months ended:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net earnings (loss) — reported	$(105)	$(259)	$(109)	$(184)
Stock-based compensation — reported	23	17	59	95
Stock-based compensation — pro forma(a)	(23)	(34)	(66)	(190)

Net earnings (loss) — pro forma	$(105)	$(276)	$(116)	$(279)

Basic earnings (loss) per common share:
Reported	$(0.02)	$(0.06)	$(0.03)	$(0.04)
Pro forma	$(0.02)	$(0.06)	$(0.03)	$(0.06)

Diluted earnings (loss) per common share:
Reported	$(0.02)	$(0.06)	$(0.03)	$(0.04)
Pro forma	$(0.02)	$(0.06)	$(0.03)	$(0.06)

(a)	Stock-based compensation — pro forma expense was net of tax of nil in each period.
The following table presents stock-based compensation recorded for the three and nine months ended:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Stock-based compensation:
Stock option expense	$21	$20	$58	$55
Employer portion of ESPPs(a)	—	—	—	—
Restricted Stock Units expense(a)	—	—	—	41
Deferred Stock Units expense(a)	2	(3)	1	(1)

Total stock-based compensation reported — net of tax	$23	$17	$59	$95

(a)	Compensation related to employer portion of ESPPs, RSUs and Deferred Stock Units (“DSUs”) was net of tax of nil in each period.
During the three and nine months ended September 30, 2005, approximately 55 million stock options were granted. During the three and nine months ended September 30, 2004, nil and approximately 38 million stock options were granted. The following weighted-average assumptions were used in computing the fair value of stock options for purposes of expense recognition and pro forma disclosures, as applicable, for the three and nine months ended:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004(a)	2005	2004

Black-Scholes weighted-average assumptions
Expected dividend yield	0.00%	—	0.00%	0.00%
Expected volatility	86.40%	—	86.40%	94.49%
Risk-free interest rate	4.06%	—	4.06%	2.96%
Expected option life in years	4	—	4	4
Weighted-average stock option fair value per option granted	$1.86	$—	$1.86	$5.21

(a)	For the three months ended September 30, 2004, no stock options were granted.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

14.	Earnings (loss) per common share
The following table details the weighted-average number of Nortel Networks Corporation common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the three and nine months ended:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Number of common shares in millions)
Basic weighted-average shares outstanding:
Issued and outstanding	4,339	4,273	4,338	4,260
Prepaid forward purchase contracts(a)	—	65	—	76

Basic weighted-average shares outstanding	4,339	4,338	4,338	4,336

Weighted-average shares dilution adjustments:
Dilutive stock options	—	—	—	—

Diluted weighted-average shares outstanding	4,339	4,338	4,338	4,336

Weighted-average shares dilution adjustments — exclusions:
Stock options	307	300	307	300
4.25% Convertible Senior Notes(b)	180	180	180	180

(a)	The minimum number of Nortel Networks Corporation common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted-average basis was approximately nil for each of the three and nine months ended September 30, 2005, respectively, and 65 and 76 for the three and nine months ended September 30, 2004, respectively. As of September 30, 2005 and 2004, the minimum number of Nortel Networks Corporation common shares to be issued upon settlement of the prepaid forward purchase contracts was approximately nil and 65, respectively.

(b)	The 4.25% Convertible Senior Notes were anti-dilutive for the three and nine months ended September 30, 2005 and 2004.

15.	Comprehensive income (loss)
The following are the components of comprehensive income (loss), net of tax, for the three and nine months ended:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net earnings (loss)	$(105)	$(259)	$(109)	$(184)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment(a)	220	43	(140)	(29)
Unrealized gain (loss) on investments — net(b)	20	(19)	(3)	(79)
Minimum pension liability adjustment — net	—	—	3	1
Unrealized derivative gain (loss) on cash flow hedges — net(c)	12	10	(7)	(2)

Comprehensive income (loss)	$147	$(225)	$(256)	$(293)

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries. The change in foreign currency translation adjustment for the three months ended September 30, 2005 includes a reversal of $187, which was originally reclassified to deferred income in the first quarter of 2005 as a result of the ongoing divestiture of Nortel’s manufacturing operations to Flextronics.

(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil and nil for the three and nine months ended September 30, 2005 and 2004, respectively.

(c)	During the three and nine months ended September 30, 2005, $1 and $14 of net derivative gains (losses) were reclassified to other income (expense) — net, respectively. During the three and nine months ended September 30, 2004, $(1) and $1 of net derivative gains (losses) were reclassified to other income (expense) — net, respectively. Nortel estimates that $11 of net derivative gains (losses) included in accumulated other comprehensive income (loss) will be reclassified into net earnings (loss) within the next 12 months.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

16.	Related party transactions
In the ordinary course of business, Nortel purchases certain inventory for its Carrier Packet Networks business from Bookham, Inc. (“Bookham”), a related party due to Nortel’s equity interest in Bookham. Bookham is a sole supplier of key optical components to Nortel’s optical networks solutions in its Carrier Packet Networks segment. During the three and nine months ended September 30, 2005, Nortel’s aggregate purchases from Bookham were $7 and $12, respectively. During the three and nine months ended September 30, 2004, Nortel’s aggregate purchases from Bookham were $18 and $53, respectively. As of September 30, 2005 and December 31, 2004, accounts payable to Bookham were $5 and $5, respectively. Nortel also has certain notes receivable due from Bookham with a carrying amount of $20 and $20 as of September 30, 2005 and December 31, 2004, respectively.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
to the motion was filed on October 2, 2003. On November 24, 2003, the Second Circuit denied the motion. On March 10, 2004, the District Court approved the form of notice to the class which was published and mailed.
On September 30, 2005, Nortel announced that a mediator has been jointly appointed by the two U.S. District Court Judges presiding over two class action lawsuits pending in the U.S. District Court for the Southern District of New York to oversee settlement negotiations between Nortel and the lead plaintiffs in both the above consolidated U.S. shareholder class action and the U.S. shareholder class action consolidated on June 30, 2004 described below. The appointment of the mediator was pursuant to a request by Nortel and the lead plaintiffs for the Courts’ assistance to facilitate the possibility of achieving a global settlement regarding these actions. The settlement discussions before the mediator will be confidential and non-binding on the parties without prejudice to their respective positions in the litigation. In the event that the parties reach agreement, any such proposed resolution would be subject to the Courts’ approval. There can be no assurance that the parties will agree upon a proposed resolution and, in the event they do not, the actions would continue to proceed.
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
A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the Nortel Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004. On June 17, 2005, the plaintiffs filed a Second Amended Consolidated Class Action Complaint that added additional current and former directors, officers and employees as defendants and alleged breach of fiduciary duty on behalf of the Plan and as a purported class action on behalf of participants and beneficiaries of the Plan who held shares of the Nortel Networks Stock Fund during the period from March 7, 2000 through June 17, 2005. On July 8, 2005, the defendants filed a Renewed Motion to Dismiss Plaintiffs’ Second Amended Class Action Complaint. On July 29, 2005, plaintiffs filed an opposition to the motion, and defendants filed a reply memorandum on August 12, 2005.
Subsequent to the March 10, 2004 announcement in which Nortel indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities. On June 30, 2004, the Court signed Orders consolidating the 27 class actions and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel Networks Corporation and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint. On January 18, 2005, the lead plaintiffs, Nortel and the Audit Committee Defendants reached an agreement in which Nortel would withdraw its motion to dismiss and plaintiffs would dismiss Count II of the complaint which asserts a claim against the Audit Committee Defendants. On May 13, 2005, the plaintiffs filed a motion for class certification. On September 16, 2005, lead plaintiffs filed an amended consolidated class action complaint that rejoined the previously dismissed Audit Committee Defendants as parties to the action.
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
On May 14, 2004, Nortel announced that it had received a federal grand jury subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. On August 23, 2005, Nortel received an additional federal grand jury subpoena in this investigation seeking production of additional documents, including documents relating to The Nortel Retirement Income Plan and The Nortel Long Term Investment Plan.
On May 18, 2004, a purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on behalf of individuals who were participants and beneficiaries of the Plan at any time during the period of December 23, 2003 through the filing date and who made or maintained Plan investments in Nortel Networks

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain directors and officers, and certain former directors and officers, of Nortel alleging, among other things, breach of fiduciary duties owed to Nortel during the period from 2000 to 2003 including by causing Nortel to engage in unlawful conduct or failing to prevent such conduct; causing Nortel to issue false statements; and violating the law. On February 14, 2005, the defendants filed motions to dismiss the derivative complaint. On April 29, 2005, the plaintiffs filed an opposition to the motions to dismiss. On May 26, 2005, the defendants filed a reply memorandum in support of the motions to dismiss. On August 24, 2005, the Court issued an opinion and order granting the defendants’ motions to dismiss the derivative complaint. Since the plaintiffs did not appeal the dismissal and the time to file an appeal has passed, this action is concluded.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of September 30, 2005, the accruals on the consolidated balance sheet for environmental matters were $28. Based on information available as of September 30, 2005, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.
Nortel has remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $28.
Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at six Superfund sites in the U.S. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $28 referred to above.
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

Other
In August 2004, Nortel entered into a contract with Bharat Sanchar Nigam Limited (“BSNL”) to establish a wireless network in India for which Nortel expected to realize revenues of approximately $500 throughout 2005 and the first half of 2006, of which a significant portion has been recognized in 2005. Included in the contract is an option, subject to Nortel’s acceptance, for BSNL to increase the amounts purchased up to an additional 50% of the initial network build to allow for business expansion. This contract resulted in a project loss of approximately $160 in 2004. Nortel recorded an additional loss of approximately $103 in the first nine months of 2005, approximately $71 of

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
which was recorded in the third quarter of 2005. The additional losses are primarily driven by an increase in project implementation costs and the pricing pressures as a result of the competitive nature of India’s telecommunications market. Nortel and BSNL are currently in negotiations for the expansion business which, depending on the outcome of the negotiations, could result in a reduction in the initial revenue estimate of $500 (which includes the expansion business) and has the potential to result in additional project losses in the fourth quarter of 2005 and into 2006.

18.	Subsequent events
Effective October 24, 2005, NNL and EDC amended the EDC Support Facility to maintain the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments, and the extension of the maturity date of the EDC Support Facility for an additional year to December 31, 2007. In connection with this amendment (the “EDC Amendment”), all guarantee and security agreements previously guaranteeing or securing the obligations of Nortel and its subsidiaries under the EDC Support Facility and Nortel’s public debt securities were terminated and the assets of Nortel and its subsidiaries pledged under the security agreements were released in full. EDC also agreed to provide future support under the EDC Support Facility on an unsecured basis and without the guarantees of NNL’s subsidiaries provided that should NNL or its subsidiaries incur or guarantee certain indebtedness in the future above agreed thresholds, equal and ratable security and/or guarantees of NNL’s obligations under the EDC Support Facility will be required at that time.
On October 25, 2005, Nortel announced that it entered into an agreement to sell its facility in Brampton, Ontario to Rogers Communications Inc., (“Rogers”) for approximately $84. The sale includes approximately one million square feet, fixtures and certain personal property located at the facility and 63 acres of land. Pending completion of the prospective buyer’s due diligence by mid-December and other customary closing conditions, Rogers is expected to take possession of the facility on January 4, 2006.
On August 17, 2005, Nortel signed a definitive agreement with LG Electronics, Inc. (“LG”) to form a joint venture that will offer telecom and networking solutions to Korea and other markets globally. Nortel will own 50 percent plus one share in the joint venture in exchange for which it will contribute its South Korean distribution and services business and pay $145 and other non-monetary consideration. On November 2, 2005, Nortel announced the closing of the transaction forming a joint venture between Nortel and LG named LG-Nortel Co. Ltd.

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The consolidated financial statements of Nortel have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that Nortel would have followed had its consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of the net earnings (loss) between U.S. GAAP and Canadian GAAP for the three and nine months ended September 30, 2005 and 2004, and accumulated deficit as of September 30, 2005 and 2004 and earnings per share data under Canadian GAAP for the three and nine months ended September 30, 2005 and 2004:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net earnings (loss)
U.S. GAAP	$(105)	$(259)	$(109)	$(184)
Derivative accounting(b) ((i)(i))	(4)	—	(15)	22
Financial instruments(c)	(17)	(17)	(51)	(49)
Stock option expense(f)	(21)	—	(21)	—
Other(f)	5	10	5	16

Canadian GAAP	$(142)	$(266)	$(191)	$(195)

Canadian GAAP:
Accumulated deficit
Deficit at the beginning of the period			$(32,203)	$(32,098)
Net earnings (loss)			(191)	(195)
Accretion of prepaid forward purchase contracts			(5)	(7)

Deficit at the end of the period			$(32,399)	$(32,300)

Canadian GAAP:
Basic earnings (loss) per common share
— from continuing operations	$(0.03)	$(0.06)	$(0.05)	$(0.04)
— from discontinued operations	0.00	0.00	0.00	0.00

Basic earnings (loss) per common share	$(0.03)	$(0.06)	$(0.05)	$(0.04)

Diluted earnings (loss) per common share
— from continuing operations	$(0.03)	$(0.06)	$(0.05)	$(0.04)
— from discontinued operations	0.00	0.00	0.00	0.00

Diluted earnings (loss) per common share	$(0.03)	$(0.06)	$(0.05)	$(0.04)

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The following details the material differences between U.S. GAAP and Canadian GAAP for balance sheet information as of September 30, 2005 and December 31, 2004:

	September 30, 2005			December 31, 2004

	U.S.		Canadian	U.S.		Canadian
	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP

ASSETS
Current assets(g)	$7,869	$(9)	$7,860	$8,342	$5	$8,347
Investments(d)(g)	166	(13)	153	159	(16)	143
Plant and equipment — net	1,575	(4)	1,571	1,651	(2)	1,649
Goodwill(a)	2,519	(895)	1,624	2,303	(910)	1,393
Intangible assets — net(h)	150	(41)	109	78	(40)	38
Deferred income taxes — net(h)	3,606	(201)	3,405	3,736	(220)	3,516
Other assets(b)(h)	579	28	607	715	(19)	696

Total assets	$16,464	$(1,135)	$15,329	$16,984	$(1,202)	$15,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities(g)	$6,002	$(91)	$5,911	$5,172	$(41)	$5,131
Long-term debt(b)(c)	2,428	(203)	2,225	3,862	(287)	3,575
Deferred income taxes — net(h)	227	12	239	144	14	158
Other liabilities(b)(h)	3,373	(1,241)	2,132	3,189	(1,360)	1,829

Total liabilities	12,030	(1,523)	10,507	12,367	(1,674)	10,693

Minority interests in subsidiary companies	641	—	641	630	—	630
Total shareholders’ equity (b)(c)(d)(g)(h)	3,793	388	4,181	3,987	472	4,459

Total liabilities and shareholders’ equity	$16,464	$(1,135)	$15,329	$16,984	$(1,202)	$15,782

The significant differences between U.S. GAAP and Canadian GAAP that impact the consolidated financial statements of Nortel include the following:

(a)	Business combinations
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
Under Canadian GAAP, a financial instrument that contains both a liability and equity component must be allocated to those components based on fair value. As a result, the $1,800 proceeds on the 4.25% Convertible Senior Notes issued on August 15, 2001, convertible at the holders’ option into Nortel Networks Corporation common shares, were allocated based on the fair value of the debt component calculated at $1,325, with the residual of $475 being assigned to the equity component. Under Canadian GAAP, the debt component is accreted to the face value of the 4.25% Convertible Senior Notes over their seven year term, with the resulting charge recorded in interest expense. Under U.S. GAAP, such instruments are not broken out into their component parts but rather are reported as the type of instrument of which they are principally comprised. Therefore, the 4.25% Convertible Senior Notes are reported as debt under U.S. GAAP.

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

(e)	Other financial statement presentation differences
Under Canadian GAAP, global investment tax credits are required to be deducted from R&D expense while under U.S. GAAP, these amounts are deducted from the income tax benefit (expense). The impact of this difference in the three and nine months ended September 30, 2005 of $4 and $22, respectively, and in the three and nine months ended September 30, 2004 of $10 and $35, respectively, was to increase or decrease net earnings (loss) from

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
continuing operations before income taxes, non-controlling interests and equity in net loss of associated companies under Canadian GAAP, with a corresponding increase or decrease in income tax benefit (expense).
Under Canadian GAAP, Nortel is required to present a consolidated statement of cash flows for the three and nine months ended September 30, 2005 and 2004, whereas under U.S. GAAP, a consolidated statement of cash flows is only required for the nine months ended September 30, 2005 and 2004. The following table presents consolidated statements of cash flows data for the three and nine months ended September 30, 2005 and 2004 prepared in accordance with Canadian GAAP. There are no significant differences between U.S. and Canadian GAAP that impact the consolidated statement of cash flows.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net cash from (used in) operating activities of continuing operations	$(143)	$(208)	$(301)	$(451)
Net cash from (used in) investing activities of continuing operations	92	(106)	(289)	(62)
Net cash from (used in) financing activities of continuing operations	(8)	(31)	(45)	(108)
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	3	(86)	(6)

Net cash from (used in) continuing operations	(60)	(342)	(721)	(627)
Net cash from (used in) operating activities of discontinued operations	(1)	24	33	21

Net increase (decrease) in cash and cash equivalents	(61)	(318)	(688)	(606)
Cash and cash equivalents at beginning of period	3,063	3,713	3,690	4,001

Cash and cash equivalents at end of period	$3,002	$3,395	$3,002	$3,395

(f)	Other
Under U.S. GAAP, translation adjustments for self-sustaining subsidiaries are reported as a component of other comprehensive income (loss), whereas, under Canadian GAAP, these translation adjustments are classified as foreign currency translation adjustment, also a component of shareholders’ equity.
Under both U.S. and Canadian GAAP, stock option expense should be recognized if an employee is eligible for retirement at the date of the grant and is eligible for acceleration of vesting upon retirement. U.S. GAAP has provided relief from this interpretation until January 1, 2006, the effective date of SFAS 123R. Nortel has made an adjustment of $21(including $10 related to prior periods) for stock option expense under Canadian GAAP in the three months ended September 30, 2005.

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

(i)	Accounting changes

(i) Derivative accounting
Effective January 1, 2004, Nortel adopted CICA Accounting Guideline (“AcG”) 13, “Hedging Relationships” (“AcG-13”), which establishes specific criteria for derivatives to qualify for hedge accounting. Nortel had been previously applying these criteria under U.S. GAAP. Therefore, there was no impact on adoption of AcG-13.
Concurrent with the adoption of AcG-13, Nortel also adopted the CICA’s Emerging Issues Committee (“EIC”) 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments” (“EIC 128”), which requires that certain freestanding derivative instruments that give rise to a financial asset or liability, and do not qualify for hedge accounting under AcG-13, be recognized on the balance sheet and measured at fair value, with changes in fair value recognized in earnings (loss) in each period. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 for the nine months ended September 30, 2004.

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

(iv) Accounting by a customer (including a reseller) for certain consideration received from a vendor
In January 2005, the EIC issued amended abstract 144, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. The amendment is effective retroactively for periods commencing on or after February 15, 2005. The amendment requires companies to recognize the benefit of non-discretionary rebates for achieving specified cumulative purchasing levels as a reduction of the cost of purchases over the relevant period, provided the rebate is probable and reasonably estimable. Otherwise, the rebates would be recognized as purchasing milestones are achieved. The adoption of the new amendment did not have a material impact on Nortel’s results of operations and financial condition.

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
income. Derivative financial instruments will be recorded in the balance sheet at fair value and the changes in fair value of derivatives designated as cash flow hedges will be reported in comprehensive income.

20.	Supplemental consolidating financial information
As of September 30, 2005, and as a result of NNL’s credit ratings, various liens, pledges and guarantees were effective under security agreements entered into by NNL and various of its subsidiaries (see note 9).
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
As of September 30, 2005, the security agreements pledge substantially all of the assets of NNL located in the U.S. and Canada and those of most of its U.S. and Canadian subsidiaries, including the shares of certain of NNL’s U.S. and Canadian subsidiaries, in favor of EDC and the holders of Nortel’s and NNL’s outstanding public debt securities (see note 9). In addition, certain of NNL’s wholly owned subsidiaries, including NNI, most of NNL’s Canadian subsidiaries, Nortel Networks (Asia) Limited, Nortel Networks (Ireland) Limited and Nortel Networks U.K. Limited, have guaranteed NNL’s obligations under the EDC Support Facility and Nortel’s and NNL’s outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represented either wholly owned subsidiaries of NNL whose shares were pledged, or were the remaining subsidiaries of NNL which did not provide liens, pledges or guarantees.
If NNL’s senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security and guarantees will be released in full. If the EDC Support Facility is terminated, or expires, the security and guarantees will also be released in full. NNL may provide EDC with cash collateral in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under the EDC Support Facility (or any other alternative collateral or arrangements acceptable to EDC) in lieu of the security provided under the security agreements. Accordingly, if the EDC Support Facility is secured by cash or other alternate collateral or arrangements acceptable to EDC, the security and guarantees will also be released in full. For additional information related to the recent amendment of the EDC Support Facility see note 18.
The following supplemental consolidating financial data illustrates, in separate columns, the composition (as described below) of Nortel Networks Corporation, NNL, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total for the three and nine months ended September 30, 2005 and 2004 and as of September 30, 2005 and December 31, 2004, respectively.
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
In particular, in the nine months ended September 30, 2005 Nortel recorded transfer pricing adjustments which reduced the revenue and net earnings (loss) of the Guarantor subsidiaries by approximately $500, primarily in the second quarter of 2005, (nil for the first half of 2004), with a corresponding increase in the revenue and no impact to the net earnings (loss) of Nortel Networks Limited because of the impact of equity accounting. These adjustments

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
represent the impact of revisions to prior period transfer pricing adjustments. These adjustments are eliminated on consolidation.
Supplemental Consolidating Statements of Operations for the three months ended September 30, 2005:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Revenues	$—	$953	$1,827	$907	$(1,032)	$2,655
Cost of revenues	—	418	1,364	898	(1,032)	1,648

Gross profit	—	535	463	9	—	1,007
Selling, general and administrative expense	—	150	310	112	—	572
Research and development expense	—	192	189	68	—	449
Amortization of intangibles	—	—	—	6	—	6
Special charges	—	8	24	5	—	37
(Gain) loss on sale of businesses and assets	—	(2)	4	2	—	4

Operating earnings (loss)	—	187	(64)	(184)	—	(61)
Other income (expense) — net	—	68	9	(11)	—	66
Interest expense
Long-term debt	(22)	(22)	(3)	(8)	—	(55)
Other	—	—	(16)	14	—	(2)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(22)	233	(74)	(189)	—	(52)
Income tax benefit (expense)	—	(75)	(32)	67	—	(40)

	(22)	158	(106)	(122)	—	(92)
Minority interests — net of tax	—	—	—	(6)	(9)	(15)
Equity in net earnings (loss) of associated companies — net of tax	(84)	(236)	130	36	155	1

Net earnings (loss) from continuing operations	(106)	(78)	24	(92)	146	(106)
Net earnings (loss) from discontinued operations — net of tax	1	1	—	—	(1)	1

Net earnings (loss)	$(105)	$(77)	$24	$(92)	$145	$(105)

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Supplemental Consolidating Statements of Operations for the three months ended September 30, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Revenues	$—	$779	$1,592	$709	$(901)	$2,179
Cost of revenues	—	640	1,133	521	(901)	1,393

Gross profit	—	139	459	188	—	786
Selling, general and administrative expense	—	114	312	86	—	512
Research and development expense	—	174	258	69	—	501
Amortization of intangibles	—	—	—	2	—	2
Special charges	—	4	82	7	—	93
(Gain) loss on sale of businesses and assets	—	(2)	(37)	—	—	(39)

Operating earnings (loss)	—	(151)	(156)	24	—	(283)
Other income (expense) — net	(7)	17	59	(25)	—	44
Interest expense
Long-term debt	(21)	(16)	—	(8)	—	(45)
Other	—	(2)	(13)	12	—	(3)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(28)	(152)	(110)	3	—	(287)
Income tax benefit (expense)	—	2	9	19	—	30

	(28)	(150)	(101)	22	—	(257)
Minority interests — net of tax	—	—	—	1	(8)	(7)
Equity in net earnings (loss) of associated companies — net of tax	(236)	(73)	(1)	19	291	—

Net earnings (loss) from continuing operations	(264)	(223)	(102)	42	283	(264)
Net earnings (loss) from discontinued operations — net of tax	5	5	3	—	(8)	5

Net earnings (loss)	$(259)	$(218)	$(99)	$42	$275	$(259)

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2005:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Revenues	$—	$2,859	$5,370	$2,891	$(3,074)	$8,046
Cost of revenues	—	1,365	3,996	2,460	(3,074)	4,747

Gross profit	—	1,494	1,374	431	—	3,299
Selling, general and administrative expense	—	397	977	351	—	1,725
Research and development expense	—	585	603	214	—	1,402
Amortization of intangibles	—	—	—	10	—	10
Special charges	—	10	115	23	—	148
(Gain) loss on sale of businesses and assets	—	31	8	2	—	41

Operating earnings (loss)	—	471	(329)	(169)	—	(27)
Other income (expense) — net	—	89	89	(8)	—	170
Interest expense
Long-term debt	(64)	(61)	(9)	(22)	—	(156)
Other	—	(7)	(39)	40	—	(6)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(64)	492	(288)	(159)	—	(19)
Income tax benefit (expense)	—	(126)	(47)	124	—	(49)

	(64)	366	(335)	(35)	—	(68)
Minority interests — net of tax	—	—	—	(18)	(28)	(46)
Equity in net earnings (loss) of associated companies — net of tax	(47)	(395)	302	86	57	3

Net earnings (loss) from continuing operations	(111)	(29)	(33)	33	29	(111)
Net earnings (loss) from discontinued operations — net of tax	2	2	—	—	(2)	2

Net earnings (loss)	$(109)	$(27)	$(33)	$33	$27	$(109)

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Revenues	$—	$2,443	$5,073	$2,533	$(2,836)	$7,213
Cost of revenues	—	1,648	3,488	2,019	(2,836)	4,319

Gross profit	—	795	1,585	514	—	2,894
Selling, general and administrative expense	—	327	956	313	—	1,596
Research and development expense	—	598	649	218	—	1,465
Amortization of intangibles	—	—	—	7	—	7
Special charges	—	8	78	13	—	99
(Gain) loss on sale of businesses and assets	—	(2)	(38)	(74)	—	(114)

Operating earnings (loss)	—	(136)	(60)	37	—	(159)
Other income (expense) — net	(8)	32	140	(52)	—	112
Interest expense
Long-term debt	(63)	(48)	(1)	(20)	—	(132)
Other	—	(3)	(50)	35	—	(18)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(71)	(155)	29	—	—	(197)
Income tax benefit (expense)	—	48	(17)	1	—	32

	(71)	(107)	12	1	—	(165)
Minority interests — net of tax	—	—	—	(5)	(24)	(29)
Equity in net earnings (loss) of associated companies — net of tax	(125)	48	173	13	(111)	(2)

Net earnings (loss) from continuing operations	(196)	(59)	185	9	(135)	(196)
Net earnings (loss) from discontinued operations — net of tax	12	12	7	—	(19)	12

Net earnings (loss)	$(184)	$(47)	$192	$9	$(154)	$(184)

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Supplemental Consolidating Balance Sheets as of September 30, 2005:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$72	$57	$1,817	$1,051	$—	$2,997
Restricted cash and cash equivalents	—	45	20	8	—	73
Accounts receivable — net	—	617	1,176	823	—	2,616
Intercompany/related party accounts receivable	49	608	975	1,001	(2,633)	—
Inventories — net	—	229	550	453	—	1,232
Deferred income taxes — net	—	47	324	—	—	371
Other current assets	—	92	227	261	—	580

Total current assets	121	1,695	5,089	3,597	(2,633)	7,869
Investments	5,706	1,795	(6,346)	632	(1,621)	166
Intercompany advances	—	426	1,063	1,695	(3,184)	—
Plant and equipment — net	—	474	730	371	—	1,575
Goodwill	—	—	1,907	612	—	2,519
Intangible assets — net	—	36	1	113	—	150
Deferred income taxes — net	—	1,883	1,645	78	—	3,606
Other assets	19	(50)	256	354	—	579

Total assets	$5,846	$6,259	$4,345	$7,452	$(7,438)	$16,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$2	$452	$517	$11	$—	$982
Intercompany/related party accounts payable	244	(3,746)	3,528	2,609	(2,633)	2
Payroll and benefit-related liabilities	—	66	333	137	—	536
Contractual liabilities	—	78	138	180	—	396
Restructuring liabilities	—	14	102	15	—	131
Other accrued liabilities	7	322	1,443	728	—	2,500
Long-term debt due within one year	—	1,302	12	141	—	1,455

Total current liabilities	253	(1,512)	6,073	3,821	(2,633)	6,002
Long-term debt	1,800	213	114	301	—	2,428
Deferred income taxes — net	—	—	186	41	—	227
Other liabilities	—	1,378	1,941	54	—	3,373
Intercompany advances	—	—	297	2,887	(3,184)	—

Total liabilities	2,053	79	8,611	7,104	(5,817)	12,030

Minority interests in subsidiary companies	—	—	—	105	536	641

SHAREHOLDERS’ EQUITY
Preferred shares	—	536	237	47	(820)	—
Common shares	33,932	1,211	5,416	1,949	(8,576)	33,932
Additional paid-in capital	3,252	22,164	812	20,565	(43,541)	3,252
Accumulated deficit	(32,692)	(17,047)	(11,231)	(22,664)	50,942	(32,692)
Accumulated other comprehensive income (loss)	(699)	(684)	500	346	(162)	(699)

Total shareholders’ equity	3,793	6,180	(4,266)	243	(2,157)	3,793

Total liabilities and shareholders’ equity	$5,846	$6,259	$4,345	$7,452	$(7,438)	$16,464

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Supplemental Consolidating Balance Sheets as of December 31, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$74	$(2)	$2,414	$1,200	$—	$3,686
Restricted cash and cash equivalents	—	52	20	8	—	80
Accounts receivable — net	—	476	1,244	831	—	2,551
Intercompany/related party accounts receivable	49	541	1,135	1,067	(2,792)	—
Inventories — net	—	298	608	508	—	1,414
Deferred income taxes — net	—	45	211	(1)	—	255
Other current assets	—	33	166	157	—	356

Total current assets	123	1,443	5,798	3,770	(2,792)	8,342
Investments	5,845	2,222	(6,772)	508	(1,644)	159
Intercompany advances	—	346	1,102	1,687	(3,135)	—
Plant and equipment — net	—	480	771	400	—	1,651
Goodwill	—	—	1,946	357	—	2,303
Intangible assets — net	—	37	1	40	—	78
Deferred income taxes — net	—	1,824	1,814	98	—	3,736
Other assets	24	80	288	323	—	715

Total assets	$5,992	$6,432	$4,948	$7,183	$(7,571)	$16,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1	$486	$391	$118	$—	$996
Intercompany/related party accounts payable	178	(3,561)	3,626	2,549	(2,792)	—
Payroll and benefit-related liabilities	1	68	306	140	—	515
Contractual liabilities	—	175	218	176	—	569
Restructuring liabilities	—	32	184	38	—	254
Other accrued liabilities	25	380	1,642	776	—	2,823
Long-term debt due within one year	—	13	12	(10)	—	15

Total current liabilities	205	(2,407)	6,379	3,787	(2,792)	5,172
Long-term debt	1,800	1,520	120	422	—	3,862
Deferred income taxes — net	—	—	108	36	—	144
Other liabilities	—	995	1,928	266	—	3,189
Intercompany advances	—	—	297	2,838	(3,135)	—

Total liabilities	2,005	108	8,832	7,349	(5,927)	12,367

Minority interests in subsidiary companies	—	—	—	94	536	630

SHAREHOLDERS’ EQUITY
Preferred shares	—	536	237	47	(820)	—
Common shares	33,840	1,211	5,417	2,394	(9,022)	33,840
Additional paid-in capital	3,282	22,107	775	19,694	(42,576)	3,282
Deferred stock option compensation	—	—	—	(9)	9	—
Accumulated deficit	(32,583)	(16,992)	(10,931)	(22,648)	50,571	(32,583)
Accumulated other comprehensive income (loss)	(552)	(538)	618	262	(342)	(552)

Total shareholders’ equity	3,987	6,324	(3,884)	(260)	(2,180)	3,987

Total liabilities and shareholders’ equity	$5,992	$6,432	$4,948	$7,183	$(7,571)	$16,984

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2005:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(111)	$(29)	$(33)	$33	$29	$(111)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	—	29	132	70	—	231
Non-cash portion of special charges and related asset write downs	—	(7)	7	3	—	3
Equity in net (earnings) loss of associated companies — net of tax	47	395	(302)	(86)	(57)	(3)
Stock option compensation	—	9	36	13	—	58
Deferred income taxes	—	—	56	2	—	58
Other liabilities	—	77	165	9	—	251
(Gain) loss on sale or write-down of investments, businesses and assets	—	31	(9)	3	—	25
Other — net	(78)	(14)	(12)	73	28	(3)
Change in operating assets and liabilities	(18)	(377)	(225)	(193)	—	(813)
Intercompany/related party activity	155	(254)	(306)	405	—	—

Net cash from (used in) operating activities of continuing operations	(5)	(140)	(491)	332	—	(304)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(14)	(96)	(57)	—	(167)
Proceeds on disposals of plant and equipment	—	9	1	—	—	10
Restricted cash and cash equivalents	—	9	—	—	—	9
Acquisitions of investments and businesses — net of cash acquired	—	—	(9)	(440)	—	(449)
Proceeds on sale of investments and businesses	—	210	37	61	—	308

Net cash from (used in) investing activities of continuing operations	—	214	(67)	(436)	—	(289)

Cash flows from (used in) financing activities
Dividends on preferred shares	—	(28)	—	—	28	—
Dividends paid by subsidiaries to minority interests	—	—	—	(5)	(28)	(33)
Increase in notes payable	—	—	—	58	—	58
Decrease in notes payable	—	—	—	(64)	—	(64)
Repayments of long-term debt	—	—	—	—	—	—
Proceeds from (repayments of) capital leases payable	—	1	(6)	(3)	—	(8)
Issuance of common shares	4	—	—	—	—	4

Net cash from (used in) financing activities of continuing operations	4	(27)	(6)	(14)	—	(43)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(1)	(54)	(30)	—	(86)

Net cash from (used in) continuing operations	(2)	46	(618)	(148)	—	(722)
Net cash from (used in) operating activities of discontinued operations	—	13	21	(1)	—	33

Net increase (decrease) in cash and cash equivalents	(2)	59	(597)	(149)	—	(689)
Cash and cash equivalents at beginning of period	74	(2)	2,414	1,200	—	3,686

Cash and cash equivalents at end of period	$72	$57	$1,817	$1,051	$—	$2,997

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2004:

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of U.S. dollars)
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(196)	$(59)	$185	$9	$(135)	$(196)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	—	31	132	97	—	260
Equity in net (earnings) loss of associated companies — net of tax	125	(48)	(173)	(13)	111	2
Stock option compensation	—	29	15	11	—	55
Deferred income taxes	—	14	(7)	(19)	—	(12)
Other liabilities	—	60	115	15	—	190
(Gain) loss on sale or write-down of investments, businesses and assets	—	1	(76)	(72)	—	(147)
Other — net	11	18	(49)	94	24	98
Change in operating assets and liabilities	(20)	(328)	(649)	300	—	(697)
Intercompany/related party activity	57	340	(17)	(380)	—	—

Net cash from (used in) operating activities of continuing operations	(23)	58	(524)	42	—	(447)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(20)	(118)	(56)	—	(194)
Proceeds on disposals of plant and equipment	—	4	1	5	—	10
Restricted cash and cash equivalents	—	(23)	—	9		(14)
Acquisitions of investments and businesses - net of cash acquired	—	(1)	(6)	—	—	(7)
Proceeds on sale of investments and businesses	—	1	66	76	—	143

Net cash from (used in) investing activities of continuing operations	—	(39)	(57)	34	—	(62)

Cash flows from (used in) financing activities
Dividends on preferred shares	—	(24)	—	—	24	—
Dividends paid by subsidiaries to minority interests	—	—	—	—	(24)	(24)
Increase in notes payable	—	—	—	54	—	54
Decrease in notes payable	—	—	—	(56)	—	(56)
Repayments of long-term debt	—	—	(85)	(22)	—	(107)
Repayments of capital leases payable	—	(1)	(8)	4	—	(5)
Issuance of common shares	30	—	—	—	—	30

Net cash from (used in) financing activities of continuing operations	30	(25)	(93)	(20)	—	(108)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2)	(4)	—	(6)

Net cash from (used in) continuing operations	7	(6)	(676)	52	—	(623)
Net cash from (used in) operating activities of discontinued operations	1	16	—	(1)	—	16

Net increase (decrease) in cash and cash equivalents	8	10	(676)	51	—	(607)
Cash and cash equivalents at beginning of period	68	(8)	2,963	974	—	3,997

Cash and cash equivalents at end of period	$76	$2	$2,287	$1,025	$—	$3,390

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — TABLE OF CONTENTS

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
Although certain structural changes were made to reflect the reorganization effective October 1, 2004, we did not meet the criteria to change our reportable segments under Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information”, or SFAS 131, for the 2004 fiscal year. Our operating results on a segmented basis for the new organizational structure were not available for review by our chief operating decision maker, or CODM, during the 2004 fiscal year, as a significant amount of our finance resources were allocated to the restatement activity that was completed during January 2005. Commencing in the first quarter of 2005, we met the criteria under SFAS 131 to change our reportable segments to reflect the four operating segments established effective October 1, 2004. These four reportable segments and other business activities are described below:

•	Carrier Packet Networks provides: (i) circuit and packet voice solutions, (ii) data networking and security solutions and (iii) optical long-haul and metropolitan optical network solutions. Together, these solutions provide or transport data, voice and multimedia communications solutions to our service provider customers that operate wireline networks. These service provider customers include local and long distance telephone companies, wireless service providers (for the wireline portion of their networks), cable operators and other communication service providers.

•	CDMA Networks provides communication network solutions to wireless service provider customers based on CDMA and Time Division Multiple Access, or TDMA, technologies to enable those customers to offer their customers, the subscribers for wireless communication services, the ability to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices.

•	GSM and UMTS Networks also provides communication network solutions to our wireless service provider customers; however, these solutions are based on GSM and UMTS technologies.

•	Enterprise Networks provides: (i) circuit and packet voice solutions and (ii) data networking and security solutions which provide data, voice and multimedia communications solutions to our enterprise customers. Our Enterprise Networks customers consist of a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•	“Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed separately as reportable segments. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to our corporate compliance and other non- operational activities and are included in “Other”.
On September 30, 2005, we announced a new organizational structure that we expect will strengthen our enterprise focus, drive product efficiencies, and deliver global services. The new alignment includes two product groups: (i) Enterprise Solutions and Packet Networks, which combines core assets such as ethernet and enterprise telephony, optical, and wireline data into a unified product group; and (ii) Mobility and Converged Core Networks, which consolidates our wireless businesses and combines them with critical core network technologies. By creating two product groups, we expect to simplify our business model and create new cost efficiencies by leveraging common hardware and software platforms. In addition, in an effort to heighten our responsiveness to customers, we are forming four region-based teams: North America; Eurasia; Greater China; and Caribbean and Latin America and Emerging Markets. We expect our financial reporting reflecting this new organizational alignment will commence in fiscal 2006 and is not expected to result in a change to our reportable segments for the fiscal year 2005. We are currently assessing the impact of these changes on our reportable segments for 2006.
Our vice chairman and chief executive officer, or CEO, has been identified as our CODM in assessing the performance of the segments and the allocation of resources to the segments. The CEO relies on the information derived directly from our management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes, or Management EBT. This measure includes the cost of revenues, selling, general and administrative, or SG&A, expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. See “Segment information — General description” in note 4 of the accompanying unaudited consolidated financial statements. Our CODM is expected to change. See “Significant Business Developments — Management.”
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
Our recently announced organizational changes are designed to strengthen our focus on revenue growth and customer relationships, and leverage the breadth of our leading network solutions. The principal components of our strategy are:

•	a commitment to best corporate practices and ethical conduct;

•	a simplified organizational structure, making it easier for customers to do business with us and to reflect alignment with carrier converged networks;

•	an increased focus on the enterprise market and customers;

•	optimized R&D programs for highly secure, available and reliable converged networks;

•	a focus on partnerships, emerging markets and strategic acquisitions;

•	a focus on overall marketing strategy;

•	the strategic review of embedded services to assess opportunities in the professional services business; and

•	a distinct focus on government and defense customers.
Our strategy also includes a work plan, first announced in August 2004, involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments, but primarily in Carrier Packet Networks, or the 2004 Restructuring Plan. Our workforce actions are focused to disproportionately protect customer and sales facing roles as well as continue our focus on new innovative solutions. We have estimated annualized cost savings of approximately $450. In 2005, we estimate cost savings of approximately $360 related to this work plan, partially offset by planned investments in certain strategic areas such as the finance organization. Our estimate of the 2005 cost savings has been reduced from approximately $500 to approximately $360 primarily due to the delay in the timing of the workforce notifications. For further information related to our work plan, see “Results of Operations — Continuing Operations — Operating Expenses — Special charges”.
Other key strategic initiatives include our finance transformation project which will include, among other things, implementing a new information technology program (SAP) to provide an integrated global financial system; our supply chain evolution strategy with International Ltd., or Flextronics; a new joint venture in Asia Pacific with LG Electronics, Inc., or LG; and improvements in the effectiveness of our strategic alliances.

Financial targets
Our financial targets focus on cash, costs and revenue. We expect to achieve targeted improvements in cash flow from operations by driving improved earnings performance and working capital management. We measure working capital performance through the use of various metrics and, in particular, we are focused on improvements in accounts receivable performance and levels of inventory (see “Liquidity and capital resources — Cash flows”).
We have set targets for cost reductions that include reducing our operating expenditures, which is our combined SG&A and R&D spending, as a percentage of revenue. We are also focused on maximizing cost effectiveness as we continue to experience pricing pressures for many of our products. We have implemented a variety of programs to drive lower costs including our work plan involving focused workforce reductions. Our model of outsourced manufacturing, including our agreement with Flextronics, is important to maximizing our long-term cost effectiveness.
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
In 2005, we are focusing on regions and networking solutions that we believe will be areas of potential growth and importance to our customers. On a regional basis, we see potential significant growth opportunities in emerging markets such as China and India. Evidence of our focus on these emerging market opportunities includes our contract with Bharat Sanchar Nigam Limited, or BSNL, to establish a wireless network in India and our investment in Sasken Communication Technologies Ltd. of India to develop new software and deploy our networking equipment. Globally, we believe security and reliability are increasingly important to service providers, governments, defense interests and enterprises around the world.
For 2005, we expect our Management EBT to increase as compared to 2004 primarily due to expected higher revenues and the impact of cost savings generated by our work plan. We expect that the increase will be partially offset by increased investment costs in certain parts of the business and accruals for expected employee bonuses for 2005 that were not incurred in 2004. The expected increase in Management EBT is also expected to be partially offset by increased special charges in 2005 compared to 2004 associated with our work plan and an expected absence of gain on sale of businesses and assets and income tax recoveries that were recorded in our 2004 results.
For the full year 2005, we expect revenue to grow in the range of 13% compared to 2004 and gross margins in the range of 40 to 44 percent of revenue. We expect operating expenses as a percent of revenue to be approximately 35 percent by the end of 2005.
Evolution of Our Supply Chain Strategy
On June 29, 2004, we announced an agreement with regarding the divestiture of substantially all of our remaining manufacturing operations, including product integration, testing and repair operations carried out in Calgary and Montreal, Canada and Campinas, Brazil, as well as certain activities related to these locations, including the management of the supply chain, related suppliers and third-party logistics. In Europe, Flextronics made an offer to purchase our similar operations at Monkstown, Northern Ireland and Chateaudun, France, subject to the completion of the required information and consultation process. This information and consultation process was completed for Chateaudun in the second quarter of 2005.
Under the terms of the agreement and offer, Flextronics will also acquire our global repair services, as well as certain design assets in Ottawa, Canada and Monkstown related to hardware and embedded software design, and related product verification for certain established optical products.
We and Flextronics have entered into a four year supply agreement for manufacturing services (whereby after completion of the transaction Flextronics will manage approximately $2,500 of our annual cost of revenues) and a three year supply agreement for design services. The portion of the transaction related to the optical design activities in Ottawa and Monkstown was completed on November 1, 2004. On February 8, 2005, we announced the completion of the portion of the transaction related to the manufacturing activities in Montreal. On August 22, 2005, we completed the transfer of the manufacturing operations and related activities in Chateaudun. We previously reported that the portion of the transaction related to the manufacturing activities in Calgary was expected to close in the second quarter of 2005 and that the balance of the transaction was expected to close on separate dates occurring during the first half of 2005. On September 19, 2005, we announced that we expect to transfer the manufacturing operations and related activities in Calgary and Campinas to Flextronics by the end of the first quarter of 2006. We also announced that we would establish a regional supply chain center in Monkstown to lead our supply chain operations in the Europe, Middle East, Africa, or EMEA, region. We and Flextronics have agreed that we will retain our Monkstown manufacturing operations. The portions of the transaction which remain to be completed are subject to customary conditions and regulatory approvals.
The successful completion of the agreement with Flextronics will result in the transfer of approximately 2,140 employees from us to Flextronics. As of the end of the third quarter of 2005, we have transferred approximately 1,450 of our employees to Flextronics. We expect that the decision to retain our Monkstown manufacturing operations will result in a reduction of estimated cash proceeds from assets divested of approximately $100 and a revised total range of proceeds of approximately $575 to $625 of which approximately $200 to $250 is expected to be received in 2006. Such payments will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. Any net gain on the sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.
As of September 30, 2005, we have received net cash of approximately $261 and short term notes and other receivables of $79, transferred approximately $247 of inventory and equipment to Flextronics relating to the closing of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal and Chateaudun and recorded deferred income of approximately $20. As Flextronics has the ability to exercise rights to sell back to us certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective closing date, we have retained these assets on our balance sheet to the extent they have not been consumed as part of ongoing operations as at September 30, 2005. We do not expect that such rights will be exercised with respect to any material amount of inventory and/or equipment.
During the three and nine months ended September 30, 2005, we recorded charges through (gain) loss on sale of businesses and assets of $2 and $41, respectively, related to the ongoing divestiture of our remaining manufacturing operations to Flextronics. The charges relate to legal and professional fees, pension adjustments and real estate impairments. We have determined that $16 of the charges recorded during the nine months ended September 30, 2005, which accumulated as deferred costs starting in 2004 and through the first quarter of 2005, should have been recognized as incurred in those prior periods.

Developments in 2005
First Nine Months Consolidated Results Summary
Summary of unaudited consolidated statements of operations data:

	For the Three Months Ended				For the Nine Months Ended

	September 30,		September 30,		September 30,		September 30,
	2005	% of Revenues	2004	% of Revenues	2005	% of Revenues	2004	% of Revenues

	(Millions of U.S. dollars)
Revenues	$2,655	100.0	$2,179	100.0	$8,046	100.0	$7,213	100.0
Cost of revenues	1,648	62.1	1,393	63.9	4,747	59.0	4,319	59.9

Gross profit	1,007	37.9	786	36.1	3,299	41.0	2,894	40.1
Selling, general and administrative expense	572	21.5	512	23.5	1,725	21.4	1,596	22.1
Research and development expense	449	16.9	501	23.0	1,402	17.4	1,465	20.3
Amortization of intangibles	6	0.2	2	—	10	0.1	7	—
Special charges	37	1.4	93	4.3	148	1.8	99	1.4
(Gain) loss on sale of businesses and assets	4	0.2	(39)	(1.7)	41	0.6	(114)	(1.5)

Operating earnings (loss)	(61)	(2.3)	(283)	(13.0)	(27)	(0.3)	(159)	(2.2)
Other income (expense) — net	66	2.4	44	2.0	170	2.0	112	1.6
Interest expense
Long-term debt	(55)	(2.1)	(45)	(2.1)	(156)	(1.9)	(132)	(1.8)
Other	(2)	—	(3)	(0.1)	(6)	—	(18)	(0.3)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(52)	(2.0)	(287)	(13.2)	(19)	(0.2)	(197)	(2.7)
Income tax benefit (expense)	(40)	(1.5)	30	1.4	(49)	(0.6)	32	0.4

	(92)	(3.5)	(257)	(11.8)	(68)	(0.8)	(165)	(2.3)
Minority interests — net of tax	(15)	(0.5)	(7)	(0.3)	(46)	(0.6)	(29)	(0.4)
Equity in net earnings (loss) of associated companies — net of tax	1	—	—	—	3	—	(2)	—

Net earnings (loss) from continuing operations	(106)	(4.0)	(264)	(12.1)	(111)	(1.4)	(196)	(2.7)
Net earnings (loss) from discontinued operations — net of tax	1	—	5	0.2	2	—	12	0.1

Net earnings (loss)	$(105)	(4.0)	$(259)	(11.9)	$(109)	(1.4)	$(184)	(2.6)

Our consolidated revenues increased 22% in the third quarter of 2005 and increased 12% in the first nine months of 2005 compared to the same periods in 2004 primarily due to increases in revenues across all of our reportable segments. In the third quarter of 2005 compared to the third quarter of 2004, revenues in Carrier Packet Networks increased by 41%, GSM and UMTS Networks increased by 24%, Enterprise Networks increased by 16% and CDMA Networks revenues increased by 5%. In the first nine months of 2005 compared to the first nine months of 2004, revenues in GSM and UMTS Networks increased by 14%, Enterprise Networks increased by 15%, Carrier Packet Networks increased by 11% and CDMA Networks revenues increased by 6%. Carrier Packet Networks revenues increased primarily due to a substantial increase in revenues related to our optical networking portion of this segment. Our optical networking revenues were lower in the third quarter of 2004 primarily due to a cumulative correction of revenues of $80 made in the third quarter of 2004 for revenues previously recognized primarily in 2001 and 2002 as described below under “Carrier Packet Networks”. Enterprise Networks revenues increased significantly primarily due to revenues recognized in the third quarter of 2005 from our acquisition of PEC and a substantial increase in the circuit and packet voice portion of the segment primarily due to the recognition of previously deferred revenues in the second quarter of 2005 related to a specific software upgrade in the U.S. and EMEA. CDMA Networks revenues increased primarily due to customers expanding their existing networks by evolving to our next generation solutions primarily in the U.S. and Canada and new contracts with certain customers primarily in the U.S. GSM and UMTS Networks increased primarily due to a substantial increase in Asia Pacific from revenues recognized on our BSNL contract. For further information related to the BSNL contract, see “Developments in 2005 — Significant Business Developments — Bharat Sanchar Nigam Limited contract”.
Our gross margin as a percentage of revenues increased by 1.8 percentage points to 37.9% in the third quarter of 2005 and by 0.9 percentage points to 41.0% in the first nine months of 2005 compared to the same periods in 2004. The increase was primarily due to overall higher sales volumes, continued improvements in our cost structure, lower inventory and warranty provisions and lower project losses related to a wireless network contract with BSNL. This was partially offset by pricing pressures on certain of our products due to increased competition and unfavorable product mix.
SG&A expense as a percentage of revenues decreased by 2.0 percentage points to 21.5% in the third quarter of 2005 and 0.7 percentage points to 21.4% in the first nine months of 2005 compared to the same periods in 2004 primarily due to a decrease in our stock based compensation primarily related to a payout under our restricted stock unit, or RSU, program in the first nine months of 2004 that was not repeated in the first nine months of 2005 as the RSU program was terminated and cost savings associated with our 2004 Restructuring Plan. This was partially offset by increased costs related to our internal control remedial measures, investment in our finance processes and restatement related activities, net trade receivable recoveries in the third quarter of 2004 not repeated in 2005, unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar, increased expense related to our employee bonus plan and increase in sales and marketing expenses related to our PEC acquisition.
R&D expense as a percentage of revenues decreased by 6.1 percentage points to 16.9% in the third quarter of 2005 and decreased by 2.9 percentage points to 17.4% in the first nine months of 2005 compared to the same periods in 2004 primarily due to savings associated with our 2004 Restructuring Plan partially offset by increased investments in targeted product areas, unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar and increased expense related to our employee bonus plan.
Special charges decreased substantially in the third quarter of 2005 and increased substantially in the first nine months of 2005 compared to the same periods of 2004 primarily due to activities associated with the implementation of our 2004 Restructuring Plan that were substantially completed in the first half of 2005. For further information related to our 2004 Restructuring Plan, see “Results of Operations — Continuing Operations — Operating Expenses — Special charges”.
We record any material adjustments identified before the applicable financial statements are published and consider the materiality of any adjustments relating to prior periods both to the current period and to the prior periods. In the course of the preparation of our financial statements for the three and nine months ended September 30, 2005, and in part as a result of the application of our compensating procedures and processes, we have recorded adjustments related to prior periods which are included in our third quarter 2005 financial statements. These adjustments primarily include various revenue deferrals, a foreign exchange gain (loss) of $8 and ($2) for the three and nine months ended September 30, 2005, respectively, and a charge of approximately $16 attributable to our ongoing divestiture of the remaining manufacturing operations to Flextronics for the nine months ended September 30, 2005. The various revenue deferrals relate to the incorrect application of appropriate revenue recognition models and resulted in a reduction in revenue of approximately $21 and $39 for the three and nine months ended September 30, 2005, respectively, and a net reduction in gross profit, including other relevant adjustments, of approximately $20 and $18 for the three and nine months ended September 30, 2005, respectively. Our gross profit for the three and nine months ended September 30, 2005 was $1,007 and $3,299, respectively. The charge of approximately $16 in connection with the ongoing divestiture to Flextronics relates to legal and professional fees and real estate impairments which accumulated as deferred costs starting in 2004 and through the first quarter of 2005, should have been recognized as incurred in those prior periods, and resulted in a charge recorded in (gain) loss on sale of businesses and assets in the second quarter of 2005. The aggregate impact of the adjustments relating to prior periods was not material to our results for the three and nine months ended September 30, 2005 or to any individual segment or geographic region. These adjustments resulted in a net increase of approximately $15 to our net loss, or an approximately $0.00 reduction in basic and diluted loss per common share, for the third quarter of 2005, and a net increase of approximately $40 to our net loss, or an approximately $0.01 reduction in basic and diluted loss per common share, for the first nine months of 2005. These adjustments were immaterial to our results for the first and second quarters of 2005 and to any interim or annual prior period.
We reported a net loss of $105 in the third quarter of 2005 and net loss of $109 in the first nine months of 2005 compared to a net loss of $259 and $184 in the same periods in 2004 primarily due to the factors discussed above.
Significant Business Developments

Management
On October 17, 2005, we announced that our Board of Directors appointed Mr. Mike S. Zafirovski as president and chief executive officer, effective November 15, 2005. Mr. Zafirovski will succeed Mr. William A. Owens as chief executive officer. Mr. Zafirovski has also been appointed president and chief executive officer of NNL and a director of the Board of Directors of Nortel and NNL, effective November 15, 2005. Motorola, Inc., or Motorola, Mr. Zafirovski’s former employer, filed a lawsuit on October 18, 2005 in the Circuit Court of Cook County, Illinois against Mr. Zafirovski seeking, among other relief, an injunction to enjoin Mr. Zafirovski from rendering services to us for two years, from soliciting or hiring Motorola employees, and from utilizing or disclosing Motorola’s confidential information. The lawsuit did not name us as a defendant, but the injunctive relief requested was against Mr. Zafirovski and his employers, among others.
On October 31, 2005, we announced that Mr. Zafirovski, Motorola and Nortel reached a settlement regarding this lawsuit. Mr. Zafirovski will begin his tenure as president and chief executive officer of Nortel and NNL, and director of the Board of Directors of Nortel and NNL, on November 15, 2005, as originally planned and announced. Under the terms of the settlement, which is subject to confidentiality restrictions, there were no admissions by Mr. Zafirovski, us or Motorola of any violations of law, breaches of any agreements, or any other improper conduct, which all parties deny. The terms of the settlement provide that Mr. Zafirovski cannot disclose Motorola trade secrets or confidential information, and Mr. Zafirovski and we have agreed for a specified period to refrain from hiring or recruiting Motorola employees under certain circumstances. The settlement also includes restrictions, until July 1, 2006, on Mr. Zafirovski’s communications with certain specified companies, some of which are our customers, and limitations on his ability to advise us on competitive strategy or analysis relative to Motorola for a defined period. Mr. Zafirovski will also repay Motorola $11.5, which is part of his separation payment from Motorola, and we have agreed to fully reimburse Mr. Zafirovski for this repayment.

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
PEC provides professional technology services that enable government entities to use the Internet to enhance productivity and improve services to the public. PEC’s primary customers are executive agencies and departments of the U.S. Federal Government, the Federal Judiciary, and prime contractors to the U.S. government. We expect the PEC acquisition to allow us to pursue opportunities in areas that complement our existing products and to compete in the government market. In order to comply with the U.S. National Industrial Security Program and to mitigate foreign ownership, control or influence, voting control of PEC must be vested in citizens of the U.S. Accordingly, proxy holders for our shares of PEC have been appointed and approved by the U.S. Defense Security Service. In accordance with a proxy agreement executed in July 2005, the proxy holders exercise all prerogatives of ownership with complete freedom to act independently and have assumed full responsibility for the voting stock. Notwithstanding, for accounting purposes, we have determined that PEC is a Variable Interest Entity, or VIE, and we are the primary beneficiary.
This acquisition was accounted for using the purchase method. Our unaudited consolidated financial statements include PEC’s operating results from the date of the acquisition. We have recorded approximately $269 of non-amortizable intangible assets associated with the acquisition of PEC, consisting solely of goodwill. The goodwill of PEC is not deductible for tax purposes, and has been allocated to our Enterprise Networks segment.

For additional financial information related to the PEC acquisition, see “Acquisitions, divestitures and change in investments” in note 8 of the accompanying unaudited consolidated financial statements.

Joint ventures
On August 17, 2005, we signed a definitive agreement with LG to form a joint venture that will offer telecom and networking solutions to Korea and other markets globally. This joint venture will combine the telecommunications infrastructure business of LG and our South Korean distribution and services business. We will own 50 percent plus one share in the joint venture in exchange for which we will contribute our South Korean distribution and services business and pay $145 and other non-monetary consideration. Separately, LG may be entitled to payments over a two-year period based on achievement by the joint venture of certain business goals. On November 2, 2005, we announced the closing of the transaction forming a joint venture between Nortel and LG named LG-Nortel Co. Ltd. This joint venture is expected to be accounted for using the purchase method.
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
On January 20, 2005, we signed a Joint Venture Framework Agreement with China Putian Corporation, or China Putian, to establish a joint venture for R&D, manufacture and sale of third generation, or 3G, mobile telecommunications equipment and products to customers in China. We previously reported that we could not determine whether a definitive agreement would be reached in 2005. After lengthy discussions, we and China Putian have decided not to pursue a joint venture business model but continue to explore other opportunities to collaborate with respect to 3G equipment and products in China.

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

Bharat Sanchar Nigam Limited contract
In August 2004, we entered into a contract with BSNL to establish a wireless network in India for which we expected to realize revenues of approximately $500 throughout 2005 and the first half of 2006, of which a significant portion has been recognized in 2005. Included in the contract is an option, subject to our acceptance, for BSNL to increase the amounts purchased up to an additional 50% of the initial network build to allow for business expansion. This contract resulted in a project loss of approximately $160 in 2004. We recorded an additional loss of approximately $103 in the first nine months of 2005, approximately $71 of which was recorded in the third quarter of 2005. The additional losses are primarily driven by an increase in project implementation costs and the pricing pressures as a result of the competitive nature of India’s telecommunications market. We and BSNL are currently in negotiations for the expansion business which, depending on the outcome of the negotiations, could result in a reduction in the initial revenue estimate of $500 (which includes the expansion business) and has the potential to result in additional project losses in the fourth quarter of 2005 and into 2006.

Real Estate
On October 25, 2005, we announced that we entered into an agreement to sell our facility in Brampton, Ontario to Rogers Communications Inc., or Rogers, for approximately $84. The sale includes approximately one million square feet, fixtures and certain personal property located at the facility and 63 acres of land. Pending completion of the prospective buyer’s due diligence by mid-December and other customary closing conditions, Rogers is expected to take possession of the facility on January 4, 2006.

Nortel Audit Committee Independent Review; Restatements; Related Matters

Restatements and Independent Review
In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to a comprehensive review and analysis of our assets and liabilities, or the Comprehensive Review, which resulted in the restatement (effected in December 2003) of our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement. In late October 2003, the Audit Committees of our and NNL’s Board of Directors, or the Audit Committee, initiated an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, and engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP, or WilmerHale, to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that our Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. In January 2005, the Audit Committee reported the findings of the Independent Review, or the Independent Review Summary, together with its recommendations for governing principles for remedial measures that were developed for the Audit Committee by WilmerHale. Each of our and NNL’s Board of Directors has adopted these recommendations in their entirety and directed our management to develop a detailed plan and timetable for their implementation, and will monitor their implementation. A number of these remedial measures remain to be addressed in whole or in part, due in part to the substantial efforts needed to reestablish our current financial reporting in accordance with U.S. and Canadian securities laws, the significant turnover in our financial personnel, changes in our accounting systems, and documentation weaknesses. Management is in the process of developing an overall assessment of the areas of the remedial measures that remain to be addressed, along with a proposed detailed timeline for implementation. Management is also considering the internal and external resources that will be needed to support, sustain and monitor the effectiveness of both the remedial efforts undertaken to date as well as those planned for the future.
As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WilmerHale regarding provisioning activity and to review certain provision releases. That examination, and other errors identified by management, led to the restatement of our financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002, or the Second Restatement, and our revision of previously announced unaudited results for the year ended December 31, 2003. The need for the Second Restatement resulted in delays in filing of our and NNL’s 2003 Annual Reports on Form 10-K for the year ended December 31, 2003, or the 2003 Annual Reports, our and NNL’s 2004 Annual Reports on Form 10-K for the year ended December 31, 2004, or the 2004 Annual Reports, our and NNL’s Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004, or the 2004 Quarterly Reports, and our and NNL’s Quarterly Reports on Form 10-Q for the first quarter of 2005, or the 2005 First Quarter Reports, beyond the required filing dates of the U.S. Securities and Exchange Commission, or SEC. We refer to the 2003 Annual Reports, the 2004 Annual Reports, the 2004 Quarterly Reports and the 2005 First Quarter Reports together as the Reports.

Revenue Independent Review
As described in our 2003 Annual Report, management identified certain accounting practices and errors related to revenue recognition that it determined to adjust as part of the Second Restatement. In light of the resulting corrections to previously reported revenues, the Audit Committee determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement, with a particular emphasis on the underlying conduct. The Audit Committee sought a full understanding of the historic events that required the revenues for these specific transactions to be restated and intended to consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee engaged WilmerHale to advise it in connection with this review. Because of the significant accounting issues involved in the inquiry, WilmerHale retained Huron Consulting Services LLC to provide expert accounting assistance.
The review focused principally on transactions that account for approximately $3,000 of the $3,400 in restated revenue, with a particular emphasis on transactions that account for approximately $2,600 in 2000. That emphasis was appropriate because (1) the size of the revenue restatement for 2000 ($2,800 of the total restated revenue of $3,400) and (2) some of the same types of errors made in 2000 typically reoccurred in subsequent years. As more fully described in Item 9A of the 2003 Annual Report, the revenue adjustments that were part of the Second Restatement primarily related to certain categories of transactions, and the independent review has examined transactions in each of these categories.
The independent review of the facts leading to the initial erroneous recognition of revenues that have been restated is substantially complete. While the primary focus of the review was on the underlying conduct related to the transactions discussed above that were restated, this review found no additional accounting errors that should be investigated by management for possible restatement. The independent review is ongoing as the Audit Committee continues to evaluate the causes for the underlying conduct that gave rise to the initial erroneous recognition of revenue and possible remedial measures to strengthen internal controls and processes.
The Audit Committee expects to complete its review prior to the filing of the 2005 Annual Report on Form 10-K by us. The Audit Committee anticipates that there will be additional work done by us on remedial measures, internal controls, and improvements to processes up to and following the filing of our and NNL’s 2005 audited financial statements.
The Board of Directors is committed to fully cooperate with the ongoing investigations of these matters by the regulatory and law enforcement authorities in both Canada and the United States.

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
See Item 9A of the 2004 Annual Report, the “Controls and Procedures” section of this report and “Risk Factors/ Forward Looking Statements — Risks related to our restatements and related matters”.

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
Effective October 24, 2005, NNL and EDC amended the EDC Support Facility to maintain the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments, and the extension of the maturity date of the EDC Support Facility for an additional year to December 31, 2007. In connection with this amendment, or the EDC Amendment, all guarantee and security agreements previously guaranteeing or securing the obligations of Nortel and its subsidiaries under the EDC Support Facility and Nortel’s public debt securities were terminated and the assets of Nortel and its subsidiaries pledged under the security agreements were released in full. EDC also agreed to provide future support under the EDC Support Facility on an unsecured basis and without the guarantees of NNL’s subsidiaries provided that should NNL or NNL’s subsidiaries incur or guarantee certain indebtedness in the future above agreed thresholds of $25 in North America and $100 outside of North America, equal and ratable security and/or guarantees of NNL’s obligations under the EDC Support Facility will be required at that time.
As of October 14, 2005, there was approximately $182 of outstanding support utilized under the EDC Support Facility, approximately $132 of which was outstanding under the small bond sub-facility. See “Liquidity and Capital Resources — Sources of Liquidity — Available support facility” and “Risk Factors/ Forward Looking Statements”.

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

Shelf registration statement
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

Regulatory actions and pending litigation
We are under investigation by the SEC and the Ontario Securities Commission, or OSC, Enforcement Staff. In addition, Nortel has received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, the Integrated Market Enforcement Team of the Royal Canadian Mounted Police, or RCMP, has advised us that it would be commencing a criminal investigation into our financial accounting situation. We will continue to cooperate fully with all authorities in connection with these investigations and reviews. See “Legal Proceedings” and “Risk Factors/ Forward Looking Statements”.
In addition, numerous class action complaints have been filed against us and NNL, including class action complaints under the Employee Retirement Income Security Act, or ERISA. These pending civil litigation actions and regulatory and criminal investigations are significant and, if decided against us, could materially adversely affect our business, results of operations, financial condition or liquidity by requiring us to pay substantial judgments, settlements, fines or other penalties or requiring us to issue equity or equity related securities which could potentially result in the significant dilution of existing equity positions. See “Liquidity and Capital Resources”, “Legal Proceedings” and “Risk Factors/ Forward Looking Statements”.
On September 30, 2005, we announced that in connection with two of the pending class action lawsuits in the Southern District of New York against us and others, the presiding judges have appointed a mediator to oversee settlement negotiations between us and the lead plaintiffs in those two actions. The settlement discussions before the mediator will be confidential and non-binding on the parties and without prejudice to their respective positions in the litigation. In the event the parties reach agreement, any such proposed resolution would be subject to the Courts’ approval. There can be no assurance that the parties will agree upon a proposed resolution and, in the event they do not, the actions would continue to proceed.
On May 31, 2004, the OSC issued a final management cease trade order prohibiting all trading by our directors, officers and certain current and former employees in the securities of Nortel Networks Corporation and Nortel Networks Limited. After the filing of the 2005 First Quarter Reports, we and NNL applied for and obtained a revocation of the OSC management cease trade order.
As a result of our delay in filing the Reports, we were in breach of the continued listing requirements of the NYSE and TSX. As a result of filing and delivering the 2005 First Quarter Reports, we and NNL are now in compliance with the continued listing requirements of the NYSE and TSX. See “Risk Factors/ Forward Looking Statements”.

Stock-based compensation plans
As a result of our March 10, 2004 announcement that we and NNL would need to delay the filing of our 2003 Annual Reports, we suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the granting of additional options, and the exercise of previously granted outstanding options under and pursuant to the Nortel Networks Corporation 2000 Stock Option Plan, or the 2000 Plan, and Nortel Networks Corporation 1986 Stock Option Plan as amended and restated, or the 1986 Plan, as well as the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in a Nortel stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investments plans, until such time as, at the earliest, that we and NNL became compliant with U.S. and Canadian regulatory securities filing requirements. Upon the filing of the 2005 First Quarter Reports, the suspension of the above transactions was lifted. Certain individuals, however, remained restricted in their ability to trade in securities of Nortel Networks Corporation until certain cease trade orders associated with the delayed filings were lifted by certain securities commissions in Canada, the last remaining cease trade order having been lifted on June 23, 2005. Due to changes in the NYSE listing standards, we are unable to continue to offer the employee stock purchase plans that were effective when the suspension was put in place. On June 29, 2005, our shareholders approved a new stock-based compensation plan and three new stock purchase plans which plans have since been made operative in certain jurisdictions.
For additional information, see “Capital stock and stock-based compensation plans” in note 13 of the accompanying unaudited consolidated financial statements.

Results of Operations — Continuing Operations
Consolidated Information

Revenues
The following chart summarizes our recent quarterly revenues:

Geographic Revenues
The following table summarizes our geographic revenues based on the location of the customer:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

United States	$1,282	$1,114	$168	15	$3,825	$3,653	$172	5
EMEA	642	581	61	10	2,085	1,820	265	15
Canada	163	122	41	34	460	413	47	11
Asia Pacific	379	227	152	67	1,193	904	289	32
CALA(a)	189	135	54	40	483	423	60	14

Consolidated	$2,655	$2,179	$476	22	$8,046	$7,213	$833	12

(a)	The Caribbean and Latin America region, or CALA.

Q3 2005 vs. Q3 2004 and first nine months of 2005 vs. first nine months of 2004
Our consolidated revenues increased 22% in the third quarter of 2005 and increased 12% in the first nine months of 2005 compared to the same periods in 2004.
Carrier Packet Networks revenues increased 41% in the third quarter of 2005 and increased 11% in the first nine months of 2005 compared to the same periods in 2004 primarily due to a substantial increase in revenues related to the optical networking portion of this segment and a significant increase in revenues related to our packet voice solutions as customers continue to transition from our traditional circuit switching products. Revenues in the optical networking portion of this segment increased substantially in the third quarter and first nine months of 2005 compared to the same periods in 2004 primarily due to increases across all regions as customers expand their existing networks and a negative revenue adjustment in the third quarter of 2004 that did not occur in the third quarter of 2005. Revenues were lower in the third quarter of 2004 due to a cumulative correction of revenues of $80 previously recognized primarily in 2001 and 2002 relating to the delivery of future contractual post contract support, or PCS, and other services as described below under “Carrier Packet Networks”. The increase in revenues was partially offset by shipping delays to our customers in the U.S. and Canada as a result of the transition of a portion of our manufacturing facilities to Flextronics. Revenues related to our packet voice solutions increased substantially in the third quarter and in the first nine months of 2005 compared to the same periods in 2004 in the U.S., Canada and EMEA regions as customers continue to transition to these next-generation products from our traditional circuit switching products. This increase was more than offset by a substantial decline in our traditional circuit switching products revenues in the first nine months of 2005 as our U.S. and Canada service provider customers continue to reduce capital expenditures as they focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of their existing networks. The rate of decline of our traditional circuit switching revenues continues to exceed the rate of growth in our next generation carrier packet technologies. In addition, overall Carrier Packet Networks revenues were partially offset by pricing pressures driven by increased competition.

CDMA Networks revenues increased 5% in the third quarter of 2005 and increased 6% in the first nine months of 2005 compared to the same periods in 2004. This increase was primarily due to customers expanding their existing networks by evolving to our next generation solutions primarily in the U.S. and Canada and new contracts with certain customers primarily in the U.S. This increase was partially offset by a substantial decline in Asia Pacific due to the completion of certain customer network deployments during the first nine months of 2004.
GSM and UMTS Networks revenues increased 24% in the third quarter of 2005 and increased 14% in the first nine months of 2005 compared to the same periods in 2004 primarily due to a substantial increase in Asia Pacific from our GSM networks solutions revenues recognized on our BSNL contract. For further information related to the BSNL contract, see “Developments in 2005 — Significant Business Developments — Bharat Sanchar Nigam Limited contract”. In addition, revenues from GSM network solutions in EMEA increased significantly in the third quarter of 2005 and increased substantially in the first nine months of 2005 due in part to customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services. These increases were partially offset by a slight decrease in the third quarter of 2005 and a substantial decrease in the first nine months of 2005 in the U.S. primarily due to reduced customer spending and a substantial decrease in Canada in the first nine months of 2005 primarily due to loss of a contract as a result of industry consolidation.
Enterprise Networks revenues increased 16% in the third quarter of 2005 and increased 15% in the first nine months of 2005 compared to the same periods in 2004. The increase in the third quarter of 2005 was primarily due to the revenues from our acquisition of PEC in the second quarter of 2005. In addition, the increase was due in part to an increase in the third quarter of 2005 and a significant increase in the first nine months of 2005 in the circuit and packet voice portion of this segment primarily due to the recognition of previously deferred revenues related to a specific software upgrade in the U.S. and EMEA. In addition, there was a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products. This increase was partially offset by a decline in revenues associated with our legacy routing portfolio and associated declines in new service contracts and service contract renewals. In addition, we experienced a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition primarily in EMEA.

Q3 2005 vs. Q2 2005
Our consolidated revenues decreased 7% in the third quarter of 2005 compared to the second quarter of 2005.
Carrier Packet Networks revenues increased 2% in the third quarter of 2005 compared to the second quarter of 2005 primarily due to a slight increase of revenues related to the optical networking portion of this segment partially offset by a significant decrease in our packet voice solutions. Revenues in the optical networking portion of this segment increased slightly primarily due to new contracts with certain service provider customers and other customers expanding their existing networks primarily in Canada, Asia Pacific and the U.S. regions. This increase was partially offset by shipping delays to our customers in the U.S. and Canada as a result of the transition of a portion of our manufacturing facilities to Flextronics. In addition, increases in overall Carrier Packet Networks revenues were partially offset by pricing pressures driven by increased competition.
CDMA Networks revenues decreased 19% in the third quarter of 2005 compared to the second quarter of 2005 primarily due to the completion of certain contracts in the second quarter of 2005 in the U.S., Canada and EMEA and typical lower seasonal volumes in the third quarter.
GSM and UMTS Networks revenues decreased 6% in the third quarter of 2005 compared to the second quarter of 2005 primarily due to lower revenues in all regions, except Canada, and particularly in Asia Pacific due to higher revenues recognized on our BSNL and other contracts in the second quarter of 2005.
Enterprise Networks revenues decreased 6% in the third quarter of 2005 compared to the second quarter of 2005 primarily due to a substantial decrease in the circuit and packet voice portion of this segment. In the second quarter of 2005, we recognized previously deferred revenues related to a specific software upgrade in the U.S. and EMEA that was not repeated to the same extent in the third quarter of 2005. This was partially offset by an increase in the third quarter of 2005 primarily due to the revenues from our acquisition of PEC in the second quarter of 2005. In addition, significant increase in revenues associated with the data networking and security portion of this segment primarily due to growth from improved market penetration of certain new data products in the third quarter of 2005.

2005
Based on current customer orders in emerging markets, particularly in Asia Pacific and CALA, and increased deployments of VoIP and next generation wireless technologies, including UMTS, we believe that we are well positioned to continue to grow our revenues in 2005.
For 2005, we expect overall continued revenue growth over 2004 primarily due to:

•	continued growth in our voice over internet protocol, or VoIP, technologies and our 3G wireless technologies;

•	build-out of the BSNL contract in the Asia Pacific region. For further information related to the BSNL contract, see “Developments in 2005 — Significant Business Developments — Bharat Sanchar Nigam Limited contract”;

•	expansion and enhancement of existing networks by our customers due to their subscriber growth and competitive pressures;

•	anticipated growth in our Enterprise Networks business including revenues from our acquisition of PEC, particularly in our converged networks products; and

•	expected continued growth in metro optical.
Revenue growth generated from spending by our customers in the above areas of our business is expected to be partially offset by revenue declines from:

•	customers limiting their investment in mature technologies as they focus on maximizing return on invested capital;

•	pricing pressures on sales of certain of our products as a result of increased competition, particularly from low cost suppliers;

•	consolidation of service providers which may reduce overall spending on our telecommunications equipment, including to date in our GSM and UMTS Networks segment; and

•	the impact of our financial restatement and related activities and the internal restructuring and realignment programs. For additional information, see “Developments in 2005 — Nortel Audit Committee Independent Review; Restatements; Related Matters”. While customer support generally remains strong, we believe that these activities will continue to have an adverse impact on our business performance in 2005.
See “Risk Factors/ Forward Looking Statements” for other factors that may affect our revenues. While we have seen encouraging indicators in certain parts of the market, we can provide no assurance that the growth areas that have begun to emerge will continue in the future.
Gross Profit and Gross Margin

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,

	2005	2004	$ Change		% Change	2005	2004	$ Change		% Change

Gross profit	$1,007	$786	$221		28	$3,299	$2,894	$405		14
Gross margin	37.9%	36.1%	1.8	pts		41.0%	40.1%	0.9	pts

Gross profit increased $221 (and gross margin, which is gross profit calculated as a percentage of revenues, increased 1.8 percentage points) in the third quarter of 2005 compared to the third quarter of 2004 primarily due to:

•	an increase of approximately $240 due to overall higher sales volumes;

•	an increase of approximately $88 due to lower project losses related to the BSNL contract in India. For further information related to the BSNL contract, see “Developments in 2005 — Significant Business Developments — Bharat Sanchar Nigam Limited contract”; and

•	an increase of approximately $50 due to continued improvements in our cost structure primarily as a result of lower material pricing; partially offset by

•	a decrease of approximately $145 primarily as a result of (i) pricing pressures on certain of our products due to increased competition for service provider and enterprise customers; and (ii) unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and

•	a decrease of approximately $10 primarily due to increases in warranty provisions.

Gross profit increased $405 (and gross margin increased 0.9 percentage points) in the first nine months of 2005 compared to the first nine months of 2004 primarily due to:

•	an increase of approximately $430 due to overall higher sales volumes;

•	an increase of approximately $220 due to continued improvements in our cost structure primarily as a result of lower material pricing;

•	an increase of $65 primarily due to recoveries in inventory provisions and lower warranty cost as a result of improved product quality; and

•	an increase of approximately $56 due to lower project losses related to the BSNL contract in India. For further information related to the BSNL contract, see “Developments in 2005 — Significant Business Developments — Bharat Sanchar Nigam Limited contract”; partially offset by

•	a decrease of $345 primarily as a result of (i) pricing pressures on certain of our products due to increased competition for service provider and enterprise customers; and (ii) unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and

•	a decrease of $18 related to our employee bonus plans.
While we cannot predict the extent to which changes in product mix and pricing pressures will continue to impact our gross margin, we continue to see the effects of improvements in our product costs primarily due to favorable supplier pricing. Considering the impacts of our strategic plan described under “Business Overview — Our Strategy and Outlook” and the higher costs associated with initial customer deployments in emerging markets, such as India, we expect that gross margin will continue to trend in the range of 40% to 44% of revenue for the full year 2005. See “Risk Factors/ Forward Looking Statements” for factors that may affect our gross margins. For a discussion of our gross margins by segment, see “Management EBT” under “Segment Information”.
Operating Expenses

Selling, general and administrative expense

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,

	2005	2004	$ Change		% Change	2005	2004	$ Change		% Change

SG&A expense	$572	$512	$60		12	$1,725	$1,596	$129		8
As % of revenues	21.5%	23.5%	(2.0 pts	)		21.4%	22.1%	(0.7 pts	)

SG&A expense increased $60 (and decreased from 23.5% to 21.5% as a percentage of revenues) in the third quarter of 2005 compared to the third quarter of 2004 primarily due to:

•	net trade receivable recoveries in the third quarter of 2004 not repeated in 2005;

•	increase in sales and marketing expenses primarily related to our PEC acquisition; and

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar against the U.S. dollar; partially offset by

•	cost savings associated with our 2004 Restructuring Plan.
SG&A expense increased $129 (and decreased from 22.1% to 21.4% as a percentage of revenues) in the first nine months of 2005 compared to the first nine months of 2004 primarily due to:

•	costs related to our internal control remedial measures, investments in our finance processes and restatement related activities of approximately $162 in the first nine months of 2005 compared to approximately $69 for the same period in 2004;

•	net trade receivable recoveries in the third quarter of 2004 not repeated in 2005;

•	significant unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar;

•	increased expenses of $20 related to our employee bonus plans; and

•	increase in sales and marketing expenses primarily related to our PEC acquisition; partially offset by

•	a decrease of approximately $39 in our stock based compensation primarily related to a payout under our RSU program in the first nine months of 2004 that was not repeated in the first nine months of 2005; and

•	cost savings associated with our 2004 Restructuring Plan.
For a discussion of our SG&A expense by segment, see “Management EBT” under “Segment Information”.

Research and development expense

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,

	2005	2004	$ Change		% Change	2005	2004	$ Change		% Change

R&D expense	$449	$501	$(52)		(10)	$1,402	$1,465	$(63)		(4)
As % of revenues	16.9%	23.0%	(6.1 pts	)		17.4%	20.3%	(2.9 pts	)

R&D expense as a percentage of revenues decreased by 6.1 percentage points to 16.9% in the third quarter of 2005 and decreased by 2.9 percentage points to 17.4% in the first nine months of 2005 compared to the same periods in 2004 primarily due to:

•	cost savings associated with our 2004 Restructuring Plan; partially offset by

•	increased investments in targeted product areas;

•	unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar; and

•	increased expense of approximately $18 related to our employee bonus plans.
Our continued strategic investments in R&D are aligned with technology leadership in anticipated growth areas. In the first nine months of 2005, we maintained a technology focus and commitment to invest in new innovative solutions where we believed we would achieve the greatest future benefit from this investment.
We expect to continue to manage R&D expense according to the requirements of our business, allocating resources and investment where customer demand dictates, and reducing resources and investment where opportunities for improved efficiencies present themselves. Our R&D efforts are currently focused on secure and reliable converged networks including:

•	VoIP and multimedia IP telephony solutions;

•	services edge capability to realize simplification of customer network operations and broadband access technologies, including wireless and wireline; and

•	enhanced network security to ensure the level of reliability and performance that has traditionally existed in carrier networks.
We expect that our R&D expense, as a percentage of revenue in 2005, will be lower than 2004 as a result of higher revenues and expected ongoing cost reductions in R&D as part of our 2004 Restructuring Plan. For a discussion of our R&D expense by segment, see “Management EBT” under “Segment Information”.
We expect operating expenses (both SG&A expense and R&D expense combined) as a percentage of revenue to be approximately 35 percent by the end of 2005 primarily driven by an increase in revenues and benefits from our previously announced restructuring work plan and reductions from the completion of our financial restatement. These reductions are expected to be partially offset by an increase in costs related to our internal control remedial measures, investment in our finance processes and restatement related activities.

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
In 2005, our focus has been on managing each of our businesses based on financial performance, the market and customer priorities. Our 2004 Restructuring Plan includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments, but primarily in Carrier Packet Networks. Substantially all of the employee actions related to the focused workforce reduction were completed by the end of the third quarter of 2005. This workforce reduction is in addition to the workforce reduction that will result from our agreement with Flextronics. For more information on our agreement with Flextronics, see “Business Overview — Evolution of Our Supply Chain Strategy”. We expect the real estate actions relating to the 2004 Restructuring Plan to be substantially complete by the end of 2006.
We estimate charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $390 comprised of approximately $220 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. We incurred aggregate charges of $160 in 2004 and $148 for the nine months ended September 30, 2005, with the remainder expected to be substantially incurred by the end of 2006.
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
In the first nine months of 2005, we realized costs savings of approximately $240 related to the 2004 Restructuring Plan primarily due to reductions to cost of revenues, SG&A expense and R&D expense of approximately 10%, 35% and 55% as a percentage of the realized cost savings, respectively, across all segments but primarily in Carrier Packet Networks. For the remainder of 2005, we expect additional cost savings of approximately $120 to be substantially realized in the results of operations, which we expect will be partially offset by the costs associated with new hires added throughout 2005. We anticipate that the remainder of the cost savings will be consistent with the level of cost savings experienced in the first nine months of 2005 in terms of the impact to cost of revenues, SG&A expense and R&D expense and our segments. We expect that this work plan will primarily be funded with cash from operations.

During the three and nine months ended September 30, 2005, we continued to implement these restructuring work plans. Changes in the provisions related to special charges recorded from January 1, 2005 to September 30, 2005 were as follows:

					Special Charges

		Contract	Plant and		Three Months	Nine Months
		Settlement	Equipment		Ended	Ended
	Workforce	and Lease	Write		September 30,	September 30,
	Reduction	Costs	Downs	Total	2005	2005

2001 Restructuring Plan
Provision balance as of December 31, 2004 (a)	$15	$326	$—	$341
Revisions to prior accruals:
For the three months ended March 31, 2005	(3)	—	(1)	(4)	$—	$(4)
For the three months ended June 30, 2005	(2)	4	(2)	—	—	—
For the three months ended September 30, 2005	—	3	—	3	3	3
Cumulative provision (drawdowns) adjustments in 2005:
Cash drawdowns	(5)	(86)	—	(91)
Non-cash drawdowns	—	—	3	3
Foreign exchange and other adjustments	(1)	(9)	—	(10)

Provision balance as of September 30, 2005	$4	$238	$—	$242

2004 Restructuring Plan
Provision balance as of December 31, 2004 (a)	$122	$—	$—	$122
Other special charges:
For the three months ended March 31, 2005	18	8	1	27	—	27
For the three months ended June 30, 2005	32	46	4	82	—	82
For the three months ended September 30, 2005	18	13	1	32	32	32
Revisions to prior accruals:
For the three months ended March 31, 2005	(2)	—	—	(2)	—	(2)
For the three months ended June 30, 2005	7	—	1	8	—	8
For the three months ended September 30, 2005	(3)	5	—	2	2	2
Cumulative provision (drawdowns) adjustments in 2005:
Cash drawdowns	(148)	(7)	—	(155)
Non-cash drawdowns	—	—	(6)	(6)
Foreign exchange and other adjustments	(1)	(2)	(1)	(4)

Provision balance as of September 30, 2005	$43	$63	$—	$106

Total provision balance as of September 30, 2005(a)	$47	$301	$—	$348

					—	—

Total special charges					$37	$148

(a)	As of September 30, 2005 and December 31, 2004, the short-term provision balance was $131 and $254, respectively, and the long-term provision balance was $217 and $209, respectively.

2001 Restructuring Plan

Three and nine months ended September 30, 2005
During the three and nine months ended September 30, 2005, we recorded revisions of $3 and $(1), respectively, related to prior accruals.
The workforce reduction provision balance was drawn down by cash payments of $1 and $5 during the three and nine months ended September 30, 2005, respectively. The remaining provision is expected to be substantially drawn down by the end of 2005.
No new contract settlement and lease costs were incurred during the period. During the three and nine months ended September 30, 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $21 and $86, respectively. The remaining provision, net of approximately $195 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Three and nine months ended September 30, 2004
During the three and nine months ended September 30, 2004, we recorded special charges of $21 and $27, respectively, which included revisions of $21 and $21, respectively, related to prior accruals.
Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination during the three months ended March 31, 2004, which related entirely to Carrier Packet Networks and were partially offset by revision to prior accruals in the three months ended September 30, 2004 of $4. During the nine months ended September 30, 2004, the workforce reduction provision balance was drawn down by cash payments of $45.
No new contract settlement and lease costs were incurred during the period. Net revisions to prior accruals for contract settlement and lease costs of $24 were identified for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $133.

Special charges — by segment
The following table outlines special charges incurred by segment for the three and nine months ended September 30:

		Contract	Plant and
	Workforce	Settlement and	Equipment Write
	Reduction	Lease Costs	Downs	Total

2001 Restructuring Plan
Carrier Packet Networks:
For the three months ended March 31, 2005	$(1)	$—	$(1)	$(2)
For the three months ended June 30, 2005	(1)	2	(1)	—
For the three months ended September 30, 2005	—	1	—	1
GSM and UMTS Networks:
For the three months ended March 31, 2005	(1)	—	—	(1)
For the three months ended June 30, 2005	(1)	1	(1)	(1)
For the three months ended September 30, 2005	—	1	—	1
Enterprise Networks:
For the three months ended March 31, 2005	(1)	—	—	(1)
For the three months ended June 30, 2005	—	1	—	1
For the three months ended September 30, 2005	—	1	—	1

Total special charges for the nine months ended September 30, 2005	$(5)	$7	$(3)	$(1)

Carrier Packet Networks:
For the three months ended March 31, 2004	$6	$1	$—	$7
For the three months ended June 30, 2004	—	(1)	—	(1)
For the three months ended September 30, 2004	(4)	9	1	6
GSM and UMTS Networks:
For the three months ended September 30, 2004	—	8	—	8
Enterprise Networks:
For the three months ended September 30, 2004	—	7	—	7

Total special charges for the nine months ended September 30, 2004	$2	$24	$1	$27

The definition of Management EBT does not include special charges. A significant portion of our provisions for workforce reductions and contract settlement and lease costs is associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

2004 Restructuring Plan

Three and nine months ended September 30, 2005
During the three and nine months ended September 30, 2005, we recorded special charges of $34 and $149, which included revisions of $2 and $8, respectively, related to prior accruals.
Workforce reduction charges of $15 and $70, including revisions to prior accruals of $(3) and $2, were related to severance and benefit costs associated with approximately 254 and 954 employees notified of termination during the three and nine months ended September 30, 2005, respectively. The workforce reduction provision balance was drawn down by cash payments of $29 and $148 during the three and nine months ended September 30, 2005, respectively. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments. The remaining provision is expected to be substantially drawn down by the end of the first half of 2006.
Contract settlement and lease costs of $18 and $72, including revisions to prior accruals of $5 and $5, for the three and nine months ended September 30, 2005, respectively, consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and EMEA and in the Carrier Packet Networks and Enterprise Networks segments. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. During the three and nine months ended September 30, 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $4 and $7, respectively. The remaining provision, net of approximately $28 in estimated sublease income, is expected to be substantially drawn down by the end of 2018.

Three and nine months ended September 30, 2004
During the three and nine months ended September 30, 2004, we recorded special charges of $72 and $72, respectively.
Workforce reduction charges of $72 were related to severance and benefit costs associated with approximately 1,300 employees identified for termination under ongoing benefit arrangements. The workforce reduction was primarily in the U.S., Canada, and EMEA and extended across all segments but primarily in Carrier Packet Networks.

Special charges — by segment
The following table outlines special charges incurred by segment for the three and nine months ended September 30, 2005:

		Contract	Plant and
	Workforce	Settlement and	Equipment Write
	Reduction	Lease Costs	Downs	Total

2004 Restructuring Plan
Carrier Packet Networks:
For the three months ended March 31, 2005	$9	$1	$1	$11
For the three months ended June 30, 2005	28	36	4	68
For the three months ended September 30, 2005	5	9	1	15
CDMA Networks:
For the three months ended March 31, 2005	1	—	—	1
For the three months ended June 30, 2005	2	1	—	3
For the three months ended September 30, 2005	2	2	—	4
GSM and UMTS Networks:
For the three months ended March 31, 2005	3	—	—	3
For the three months ended June 30, 2005	6	6	1	13
For the three months ended September 30, 2005	5	4	—	9
Enterprise Networks:
For the three months ended March 31, 2005	3	7	—	10
For the three months ended June 30, 2005	3	3	—	6
For the three months ended September 30, 2005	3	3	—	6

Special charges for the nine months ended September 30, 2005	$70	$72	$7	$149

Carrier Packet Networks:
For the three months ended September 30, 2004	$49	$—	$—	$49
CDMA Networks:
For the three months ended September 30, 2004	6	—	—	6
GSM and UMTS Networks:
For the three months ended September 30, 2004	4	—	—	4
Enterprise Networks:
For the three months ended September 30, 2004	13	—	—	13

Special charges for the nine months ended September 30, 2004	$72	$—	$—	$72

For additional information related to our restructuring activities, see “Special charges” in note 5 of the accompanying unaudited consolidated financial statements.
Gain (Loss) on Sale of Businesses and Assets
Loss on sale of businesses and assets was $4 in the third quarter of 2005 and $41 in the first nine months of 2005, primarily due to charges related to the ongoing divestiture of our remaining manufacturing operations to Flextronics.
Gain on sale of businesses and assets was $39 in the third quarter of 2004 and $114 in the first nine months of 2004 primarily due to a gain of approximately $38 related to the sale of our directory and operator services business to VoltDelta Resources LLC and a gain of $78 related to the sale of certain assets in CALA.

Other Income (Expense) — Net
The components of other income (expense) — net were as follows:

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest income(a)	$16	$16	$45	$47
Gain (loss) on sale or write down of investments	—	1	16	33
Currency exchange gains (losses)(b)	21	53	55	53
Other — net	29	(26)	54	(21)

Total other income (expense) — net	$66	$44	$170	$112

(a)	Interest income on our short-term investments.

(b)	Currency exchange gains (losses) were primarily related to day-to-day transactional activities.
In the third quarter of 2005, other income — net was $66, which included a:

•	dividend income of $11 on our short-term investments; and

•	cumulative adjustment of $16 in the third quarter of 2005 related to sub-lease income that was previously recorded as a reduction in SG&A expense in the first half of 2005;
In the third quarter of 2004, other income — net was $44, which included a:

•	gain of $31 resulting from the correction in the third quarter of 2004 of an error in functional currency designation of an entity in Brazil that occurred from the third quarter of 2001 to the second quarter of 2004; and

•	gain of $8 related to a certain customer bankruptcy settlement; partially offset by

•	loss of $19 related to prepaid equity forward purchase contracts that were entered into in connection with the issuance of restricted stock units; and

•	loss of $12 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting.
In the first nine months of 2005, other income — net was $170, which included a:

•	dividend income of $31 on our short-term investments;

•	gain of $21 related to the sale of our remaining Arris Group Inc., or Arris Group, shares;

•	gain of $17 related to a customer exclusivity clause settlement;

•	cumulative adjustment of $16 in the third quarter of 2005 related to sub-lease income that was previously recorded as a reduction in SG&A expense in the first half of 2005; and

•	gain of $10 on customer financing arrangements; partially offset by

•	loss of $18 from the sale of certain account receivables; and

•	loss of $7 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting.
In the first nine months of 2004, other income — net was $112, which included a:

•	gain of $31 resulting from the correction in the third quarter of 2004 of an error in functional currency designation of an entity in Brazil that occurred over the period from the third quarter of 2001 to the second quarter of 2004;

•	gain of $18 related to the sale of our remaining 7 million common shares of Entrust Inc., or Entrust;

•	gain of $13 related to the sale of Arris Group shares; and

•	gain of $8 related to a certain customer bankruptcy settlement; partially offset by

•	loss of $27 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting; and

•	loss of $8 related to prepaid equity forward purchase contracts that were entered into in connection with the issuance of restricted stock units.
Interest Expense
Interest expense was $57 in the third quarter of 2005 and $162 in the first nine months of 2005 compared to $48 in the third quarter of 2004 and $150 in the first nine months of 2004, respectively.
We expect that the quarterly interest expense for the remainder of 2005 will remain at similar levels.
Income Tax Benefit (Expense)
In the third quarter of 2005, we recorded a tax expense of $40 on pre-tax loss of $52 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. The tax expense of $40 is primarily related to the drawdown of our deferred tax assets and current tax provisions in certain taxable jurisdictions, various corporate minimum and other taxes and a net charge of $20, including interest, related to an amendment to a loss carryback as a consequence of re-filing our corporate income tax returns due to the restatement of our financial statements partially offset by the recognition of R&D related incentives. In addition, we recorded additional valuation allowances against the tax benefit of losses realized in some jurisdictions.
In the third quarter of 2004, we recorded a tax benefit of $30 on pre-tax loss of $287 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. The tax benefit related primarily to the favorable settlement of certain tax audits and the recognition of R&D related incentives partially offset by the drawdown of our deferred tax assets and current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes. In addition, we recorded additional valuation allowances against the tax benefit of losses realized in some jurisdictions.
In the first nine months of 2005, we recorded a tax expense of $49 on pre-tax loss of $19 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. The tax expense of $49 is primarily related to the drawdown of our deferred tax assets and current tax provisions in certain taxable jurisdictions, various corporate minimum and other taxes and a net charge of $20, including interest, related to an amendment to a loss carryback as a consequence of re-filing our corporate income tax returns due to the restatement of our financial statements partially offset by the recognition of R&D related incentives and the benefit of favorable settlement of certain tax audits. In addition, we recorded additional valuation allowances against the tax benefit of losses realized in some jurisdictions.
In the first nine months of 2004, we recorded a tax benefit of $32 on pre-tax loss of $197 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. The tax benefit related primarily to the favorable settlement of certain tax audits and the recognition of R&D related incentives partially offset by the drawdown of our deferred tax assets and current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes. In addition, we recorded additional valuation allowances against the tax benefit of losses realized in some jurisdictions.
As of September 30, 2005, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of Critical Accounting Policies and Estimates — Tax Asset Valuation”.
Net Earnings (Loss) From Continuing Operations
As a result of the items discussed above under “Results of Operations — Continuing Operations”, our net loss from continuing operations was $106 in the third quarter of 2005 and was $111 in the first nine months of 2005. This represented a reduction in net loss from continuing operations of $158 and $85, respectively, compared to our net loss from continuing operations of $264 and $196, respectively, for the same periods in 2004.

Segment Information
The following tables set forth revenues and Management EBT of our reportable segments, “Other” and a reconciliation to net earnings (loss) from continuing operations. Prior period segment results have been adjusted to conform to the current period presentation to reflect the movement of certain products and functional allocations.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Revenues
Carrier Packet Networks	$754	$533	$221	41	$2,156	$1,940	$216	11
CDMA Networks	539	511	28	5	1,743	1,647	96	6
GSM and UMTS Networks	674	543	131	24	2,182	1,910	272	14
Enterprise Networks	685	591	94	16	1,962	1,703	259	15

Total reportable segments	2,652	2,178	474	22	8,043	7,200	843	12
Other(a)	3	1	2	200	3	13	(10)	(77)

Total revenues	$2,655	$2,179	$476	22	$8,046	$7,213	$833	12

Management EBT
Carrier Packet Networks	$48	$(131)	$179	137	$51	$(229)	$280	122
CDMA Networks	137	140	(3)	(2)	499	519	(20)	(4)
GSM and UMTS Networks	(67)	(179)	112	63	12	(185)	197	106
Enterprise Networks	38	39	(1)	(3)	164	78	86	110

Total reportable segments	156	(131)	287	219	726	183	543	297
Other(a)	(175)	(107)	(68)	(64)	(589)	(419)	(170)	(41)

Total Management EBT	(19)	(238)	219	92	137	(236)	373	158
Amortization of intangibles	(6)	(2)	(4)	(200)	(10)	(7)	(3)	(43)
Special charges	(37)	(93)	56	60	(148)	(99)	(49)	(49)
Gain (loss) on sale of businesses and assets	(4)	39	(43)	(110)	(41)	114	(155)	(136)
Income tax benefit (expense)	(40)	30	(70)	(233)	(49)	32	(81)	(253)

Net earnings (loss) from continuing operations	$(106)	$(264)	$158	60	$(111)	$(196)	$85	43

(a)	“Other” represents miscellaneous business activities and corporate functions.
Management EBT is a measure that includes the cost of revenues, SG&A expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. Interest attributable to long-term debt has not been allocated to a reportable segment and is included in “Other”.

The following table sets forth the positive (negative) contribution to segment Management EBT by each of its components relative to the comparable prior year period:

	For the Three Months Ended					For the Nine Months Ended
	September 30, 2005					September 30, 2005

	Gross			Other	Total	Gross			Other	Total
	Profit	SG&A	R&D	Items(b)	Change	Profit	SG&A	R&D	Items(b)	Change

Carrier Packet Networks	$126	$7	$39	$7	$179	$182	$25	$68	$5	$280
CDMA Networks	(12)	5	3	1	(3)	(40)	12	3	5	(20)
GSM and UMTS Networks	89	5	19	(1)	112	145	9	27	16	197
Enterprise Networks	21	(12)	(7)	(3)	(1)	127	(27)	(14)	—	86

Total change of reportable segments	224	5	54	4	287	414	19	84	26	543
Other(a)	(3)	(65)	(2)	2	(68)	(9)	(148)	(21)	8	(170)

Total Change	$221	$(60)	$52	$6	$219	$405	$(129)	$63	$34	$373

(a)	“Other” represents miscellaneous business activities and corporate functions.

(b)	“Other items” is comprised of interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. Interest attributable to long-term debt has not been allocated to a reportable segment and is included in “Other”.

Carrier Packet Networks

Revenues
The following chart summarizes recent quarterly revenues for Carrier Packet Networks:

Q3 2005 vs. Q3 2004 and first nine months of 2005 vs. first nine months of 2004
Carrier Packet Networks revenues increased 41% in the third quarter of 2005 and increased 11% in the first nine months of 2005 compared to the same periods in 2004 primarily due to a substantial increase in revenues related to the optical networking portion of this segment and a substantial increase in revenues related to our packet voice solutions as customers continue to transition from our traditional circuit switching products. In addition, overall Carrier Packet Networks revenues were partially offset by pricing pressures driven by increased competition.
Revenues in the optical networking portion of this segment increased substantially in the third quarter and first nine months of 2005 compared to the same periods in 2004 primarily due to increases across all regions as customers expand their existing networks and a negative revenue adjustment of $80 in the third quarter of 2004 that did not occur in the third quarter of 2005. This negative revenue adjustment in the third quarter of 2004 was due to a cumulative correction of revenues and related costs previously recognized primarily in 2001 and 2002. Those previously recognized revenues related to past sales of equipment to certain customers in the Asia Pacific region which we subsequently determined should have been deferred and recognized with the delivery of future contractual PCS and other services over the term of the PCS. The increase in revenues was partially offset by shipping delays to our customers in the U.S. and Canada as a result of the transition of a portion of our manufacturing facilities to Flextronics.
Revenues from the data networking and security portion of this segment increased significantly in the third quarter of 2005 and increased slightly in the first nine months of 2005 compared to the same periods in 2004 primarily due to increases in EMEA primarily due to new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand. This increase was partially offset by a reduction in spending on our mature products primarily in Asia Pacific.
Revenues related to our packet voice solutions increased substantially in the third quarter and in the first nine months of 2005 compared to the same periods in 2004 in the U.S., Canada and EMEA regions as customers continue to transition to these next-generation products from our traditional circuit switching products. This increase was more than offset by a substantial decline in our traditional circuit switching products revenues in the first nine months of 2005 as our U.S. and Canada service provider customers continue to reduce capital expenditures as they focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of their existing networks. The rate of decline of our traditional circuit switching revenues continues to exceed the rate of growth in our next generation carrier packet technologies.

Management EBT
Management EBT for the Carrier Packet Networks segment increased by $179 in the third quarter of 2005 and increased by $280 in the first nine months of 2005 compared to the same periods in 2004 primarily as a result of the items discussed below.

Q3 2005 vs. Q3 2004
Carrier Packet Networks gross margin increased by approximately 6.2 percentage points (while gross profit increased $126) in the third quarter of 2005 primarily due to:

•	recovery in inventory provisions due to sale of inventory that was previously fully provided for; and

•	continued improvements in our cost structure primarily as a result of workforce reductions and associated reductions in other related costs; partially offset by

•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and

•	continued pricing pressures on certain of our products due to increased competition.
Carrier Packet Networks SG&A expense decreased $7 in the third quarter of 2005 primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; partially offset by

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar against the U.S. dollar; and

•	lower net trade and customer financing receivable recoveries.
Carrier Packet Networks R&D expense decreased $39 in the third quarter of 2005 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; partially offset by

•	investment in targeted programs to increase the feature content in our Carrier Packet Networks portfolio; and

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

First nine months of 2005 vs. first nine months of 2004
Carrier Packet Networks gross margin increased by approximately 4.7 percentage points (while gross profit increased $182) in the first nine months of 2005 primarily due to:

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
Carrier Packet Networks SG&A expense decreased $25 in the first nine months of 2005 primarily due to:

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
Carrier Packet Networks R&D expense decreased $68 in the first nine months of 2005 primarily due to:

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

CDMA Networks

Revenues
The following chart summarizes recent quarterly revenues for CDMA Networks:

Q3 2005 vs. Q3 2004 and first nine months of 2005 vs. first nine months of 2004
CDMA Networks revenues increased 5% in the third quarter of 2005 and increased 6% in the first nine months of 2005 compared to the same periods in 2004. This increase was primarily due to customers expanding their existing networks by evolving to our next generation solutions primarily in the U.S. and Canada and new contracts with certain customers primarily in the U.S. This increase was partially offset by a substantial decline in Asia Pacific due to the completion of certain customer network deployments during the first nine months of 2004.

Management EBT
Management EBT for the CDMA Networks segment decreased by $3 in the third quarter of 2005 and decreased by $20 in the first nine months of 2005 compared to the same periods in 2004 primarily as a result of the items discussed below.

Q3 2005 vs. Q3 2004
CDMA Networks gross margin decreased by approximately 5.1 percentage points (while gross profit decreased $12) in the third quarter of 2005 primarily due to:

•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; partially offset by

•	overall higher sales volume; and

•	continued improvements in our cost structure primarily as a result of lower material pricing.
CDMA Networks SG&A expense decreased $5 primarily due to:

•	higher net trade and customer financing receivable recoveries in the third quarter of 2005; and

•	the ongoing focus on efficiencies and cost reduction activities.
CDMA Networks R&D expense decreased by $3 primarily due to:

•	increase in allocation of shared costs to other business segments; partially offset by

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

First nine months of 2005 vs. first nine months of 2004
CDMA Networks gross margin decreased by 5.5 percentage points (while gross profit decreased $40) in the first nine months of 2005 primarily due to:

•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and

•	pricing pressures on certain of our products due to increased competition for service provider customers; partially offset by

•	overall higher sales volume; and

•	continued improvements in our cost structure primarily as a result of lower material pricing.
CDMA Networks SG&A expense decreased $12 primarily due to:

•	decreases in selling and marketing expenses in our Asia Pacific region; and

•	the ongoing focus on efficiencies and cost reduction activities; partially offset by

•	increases in bad debts expense; and

•	increased expenses related to our employee bonus plan.
CDMA Networks R&D expense decreased $3 primarily due to:

•	increase in allocation of shared costs to other business segments ; and

•	reduced spending due to project timing and completions; partially offset by

•	incremental investment in targeted new programs;

•	increased expenses related to our employee bonus plan; and

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

GSM and UMTS Networks

Revenues
The following chart summarizes recent quarterly revenues for GSM and UMTS Networks:

Q3 2005 vs. Q3 2004 and first nine months of 2005 vs. first nine months of 2004
GSM and UMTS Networks revenues increased 24% in the third quarter of 2005 and increased 14% in the first nine months of 2005 compared to the same periods in 2004 primarily due to an increase in our GSM network solutions.
Revenues from GSM networks solutions increased substantially in the third quarter of 2005 and increased significantly in the first nine months of 2005 compared to the same periods in 2004 primarily due to a substantial increase in Asia Pacific from revenues recognized on our BSNL contract. For further information related to the BSNL contract, see “Developments in 2005 — Significant Business Developments — Bharat Sanchar Nigam Limited contract”. In addition, revenues in EMEA increased significantly in the third quarter of 2005 and increased substantially in the first nine months of 2005 due in part to customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services. These increases were partially offset by a slight decrease in the third quarter of 2005 and a substantial decrease in the first nine months of 2005 in the U.S. primarily due to reduced customer spending and a substantial decrease in Canada in the first nine months of 2005 primarily due to loss of a contract as a result of industry consolidation.
Revenues from UMTS networks solutions increased significantly in the third quarter of 2005 and increased slightly in the first nine months of 2005 compared to the same periods in 2004 primarily as a result of increased subscriber demand, new contracts with certain service provider customers and other customers expanding their existing networks and the continued transition to next generation technology, primarily in EMEA and Asia Pacific. These increases were partially offset by industry consolidation of certain of our service provider customers, primarily in the U.S.

Management EBT
Management EBT for the GSM and UMTS Networks segment increased by $112 in the third quarter of 2005 and increased by $197 in the first nine months of 2005 compared to the same periods in 2004 primarily as a result of the items discussed below.

Q3 2005 vs. Q3 2004
GSM and UMTS Networks gross margin increased by approximately 11.6 percentage points (while gross profit increased $89) in the third quarter of 2005 primarily due to:

•	overall higher sales volumes;

•	an estimated project loss of approximately $71 in the third quarter of 2005 compared to an estimated project loss of $159 in the third quarter of 2004 related to our contract in India with BSNL;

•	favorable product mix associated with increased sales of certain of our products which have higher margins;

•	continued improvements in our cost structure primarily as a result of lower material pricing; partially offset by

•	increased inventory provisions; and

•	pricing pressures on certain of our products due to increased competition for service provider customers.

GSM and UMTS Networks SG&A expense decreased $5 in the third quarter of 2005 primarily due to:

•	the impact of our spending reductions; and

•	decreases in employee related expenses.
GSM and UMTS Networks R&D expense decreased $19 in the third quarter of 2005 primarily due to:

•	the impact of our program spending reductions; partially offset by

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

First nine months of 2005 vs. first nine months of 2004
GSM and UMTS Networks gross margin increased by approximately 3.5 percentage points (while gross profit increased $145) in the first nine months of 2005 primarily due to:

•	overall higher sales volumes;

•	estimated project loss of approximately $103 in the first nine months of 2005 compared to a estimated project loss of $159 in the first nine months of 2004 related to our contract in India with BSNL;

•	a decrease in contract-related costs including a reduction in losses incurred from customer trials in the second quarter of 2004 not repeated in 2005; and

•	continued improvements in our cost structure primarily as a result of lower material pricing; partially offset by

•	contractual release of penalties related to customer contracts in 2004 not repeated in 2005; and

•	pricing pressures on certain of our products due to increased competition for service provider customers.
GSM and UMTS Networks SG&A expense decreased $9 in the first nine months of 2005 primarily due to:

•	the impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; and

•	decreases in employee related expenses; partially offset by

•	increased expenses related to our employee bonus plan; and

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the euro against the U.S. dollar.
GSM and UMTS Networks R&D expense decreased $27 in the first nine months of 2005 primarily due to:

•	the impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate, resulting in program spending reductions; partially offset by

•	increased expenses related to our employee bonus plan; and

•	unfavorable foreign exchange rate impacts associated with the strengthening of the euro and Canadian dollar against the U.S. dollar.
GSM and UMTS Networks Other items expense decreased $16 in the first nine months of 2005 primarily due to:

•	a cash settlement of $17 in connection with the release of an exclusivity commitment agreement which has been recorded as a gain in other income (expense).

Enterprise Networks

Revenues
The following chart summarizes recent quarterly revenues for Enterprise Networks:

Q3 2005 vs. Q3 2004 and first nine months of 2005 vs. first nine months of 2004
Enterprise Networks revenues increased 16% in the third quarter of 2005 and increased 15% in the first nine months of 2005 compared to the same periods in 2004. The increase in the third quarter of 2005 was primarily due to the revenues from our acquisition of PEC in the second quarter of 2005. In addition, the increase was due to an increase in the third quarter of 2005 and a significant increase in the first nine months of 2005 in the circuit and packet voice portion of this segment. Revenues related to our acquisition of PEC represented approximately 11% and 5% of the percentage increases in Enterprise Networks revenues in the third quarter and in the first nine months of 2005, respectively.
Revenues from the circuit and packet voice portion of this segment increased in the third quarter of 2005 and increased significantly in the first nine months of 2005 compared to the same periods in 2004 primarily due to the recognition of previously deferred revenues related to a specific software upgrade in the U.S. and EMEA. In addition, there was a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products.
Revenues associated with the data networking and security portion of this segment increased slightly in the third quarter of 2005 and were essentially flat in the first nine months of 2005 compared to the same periods in 2004 primarily due to growth from improved market penetration of certain new data products. This increase was partially offset by a decline in revenues associated with our legacy routing portfolio and associated declines in new service contracts and service contract renewals. In addition, we experienced a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition primarily in EMEA.

Management EBT
Management EBT for the Enterprise Networks segment decreased by $1 in the third quarter of 2005 and increased by $86 in the first nine months of 2005 compared to the same periods in 2004 primarily as a result of the items discussed below.

Q3 2005 vs. Q3 2004
Enterprise Networks gross margin decreased by approximately 3.5 percentage points (while gross profit increased $21) primarily due to:

•	pricing pressures on our data products due to increased competition for enterprise customers;

•	increased services revenues that typically have lower margins; and

•	increased warranty costs; partially offset by

•	increased revenues from software upgrades that typically have higher margins; and

•	continued improvements in our cost structure primarily as a result of lower material pricing.

Enterprise Networks SG&A expense increased $12 primarily due to:

•	increases in sales and marketing expenses primarily related to our PEC acquisition;

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar;

•	increases in employee related expenses; and

•	increase in bad debts expense; partially offset by

•	the continued impact of our workforce reductions.
Enterprise Networks R&D expense increased $7 primarily due to:

•	acceleration of R&D programs related to IP technologies; partially offset by

•	timing of recognition of certain software development costs; and

•	effectively prioritizing investment in data products and increased outsourcing activity.

First nine months of 2005 vs. first nine months of 2004
Enterprise Networks gross margin was essentially flat (while gross profit increased $127) primarily due to:

•	higher sales volumes of software upgrades that typically have higher margins; and

•	continued improvements in our cost structure primarily as a result of lower material pricing; partially offset by

•	pricing pressures on our data products due to increased competition for enterprise customers primarily in EMEA; and

•	increased warranty costs.
Enterprise Networks SG&A expense increased $27 primarily due to:

•	increases in sales and marketing expenses primarily related to our PEC acquisition;

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar;

•	increased expenses related to our employee bonus plan;

•	an increase in bad debt expense; and

•	increases in employee related expenses; partially offset by

•	the continued impact of our workforce reductions.
Enterprise Networks R&D expense increased $14 primarily due to:

•	timing of recognition of certain software development costs;

•	increased expenses related to our employee bonus plan; and

•	acceleration of R&D programs related to IP technologies; partially offset by

•	effectively prioritizing investment in data products and increased outsourcing activity.

Other

Management EBT
Other Management EBT decreased by $68 in the third quarter of 2005 and decreased by $170 in the first nine months of 2005 compared to the same periods in 2004 primarily as a result of the items discussed below.

Q3 2005 vs. Q3 2004
Other segment SG&A expense increased $65 primarily due to:

•	net trade receivable recoveries in the third quarter of 2004 not repeated in 2005; and

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar.
Other segment R&D expense increased by $2 primarily due to increases in employee related expenses and unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar partially offset by savings associated with our 2004 Restructuring Plan.
Other segment other items expense decreased by $2 primarily due to:

•	foreign exchange gains of $21 primarily related to day-to-day transactional activities; and

•	losses related to changes in fair value of derivative financial instruments that do not meet the criteria for hedge accounting in the third quarter of 2004 not repeated in the third quarter of 2005.

First nine months of 2005 vs. first nine months of 2004
Other segment SG&A expense increased $148 primarily due to:

•	costs associated with our internal control remedial measures, investment in our finance processes and restatement related activities;

•	net trade receivable recoveries in the third quarter of 2004 not repeated in 2005; and

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar; partially offset by

•	a decrease in stock based compensation in the first quarter of 2005 due to the RSU expense that was incurred in the first quarter of 2004 and not repeated in 2005 as the program was terminated in 2004.
Other segment R&D expense increased by $21 primarily due to increases in employee related expenses and unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar partially offset by savings associated with our 2004 Restructuring Plan.
Other segment other items expense decreased by $8 primarily due to:

•	foreign exchange gains of $55 primarily related to day-to-day transactional activities; partially offset by

•	lower gains related to the sale of investments in the first nine months of 2005 primarily related to the sale of shares in Arris Group and Entrust in the first nine months of 2004.
Liquidity and Capital Resources
In the third quarter of 2005, we continued to maintain our solid cash position. See “Uses of Liquidity” for factors that could affect our liquidity and “Risk Factors/ Forward Looking Statements”.
As of September 30, 2005, we had cash and cash equivalents excluding restricted cash, or cash, of $2,997 compared to $3,686 as of December 31, 2004 primarily due to cash outflow from investing activities which included payments of $423, net of cash acquired, relating to our acquisition of PEC, and an outflow from operations of $304 which included cash payments for restructuring of $246 and payments of approximately $137 for pension funding (including $55 for supplemental funding) partially offset by cash proceeds from the sale of certain customer financing notes receivable of $112 ($36 of which is included in discontinued operations). Fluctuations in foreign exchange rates resulted in a $86 reduction in cash and cash equivalents in the first nine months of 2005.

Cash Flows
The following table summarizes our cash flows by activity and cash on hand for the nine months ended September 30:

	2005	2004

Net cash from (used in) operating activities of continuing operations	$(304)	$(447)
Net cash from (used in) investing activities of continuing operations	(289)	(62)
Net cash from (used in) financing activities of continuing operations	(43)	(108)
Effect of foreign exchange rate changes on cash and cash equivalents	(86)	(6)

Net cash from (used in) continuing operations	(722)	(623)
Net cash from (used in) operating activities of discontinued operations	33	16

Net increase (decrease) in cash and cash equivalents	(689)	(607)
Cash and cash equivalents at beginning of period	3,686	3,997

Cash and cash equivalents at end of period	$2,997	$3,390

Operating activities
In the first nine months of 2005, our cash flows used in operating activities were $304 due to net loss from continuing operations of $111, plus net adjustments of $620 for non-cash and other items, less an adjustment of $813 related to the net change in our operating assets and liabilities.
In the first nine months of 2004, our cash flows used in operating activities were $447 due to our net loss from continuing operations of $196, plus net adjustments of $446 for non-cash and other items, less an adjustment of $697 related to the net change in our operating assets and liabilities.

Changes in operating assets and liabilities
In the first nine months of 2005, the use of cash of $813 relating to the net change in our operating assets and liabilities was primarily due to restructuring outflows, other changes in operating assets and liabilities, supplemental pension funding and $72 decrease in cash flows associated with our working capital performance as discussed further below under “Working capital metrics”. This was partially offset by collection of long-term or customer financing receivables.
In the first nine months of 2005, we received cash proceeds of approximately $76 from the sale of certain customer financing notes receivable. We had cash outflows for restructuring activities of $246 primarily related to our 2004 Restructuring Plan and approximately $137 for pension funding (including $55 for supplemental funding).
Other changes in operating assets and liabilities included the following:

•	income tax payments of $44 in the first nine months of 2005 compared to $39 in the first nine months of 2004 primarily due to an increase in income in certain taxable jurisdictions; and

•	a decrease of $390 from other changes in operating assets and liabilities primarily due to a reduction in liabilities, including the deferred revenue balance and project loss associated with the contract with BSNL.
In the first nine months of 2004, the use of cash of $697 relating to the net change in our operating assets and liabilities was primarily due to restructuring outflows and other changes in assets and liabilities partially offset by collection of long-term or customer financing receivables. Other significant operating items included payments of approximately $280 in the first nine months of 2004 associated with our employee bonus plan and restricted stock unit program based on 2003 performance.
We expect cash outflows of approximately $290 for the full year 2005 related to both our 2001 Restructuring Plan and 2004 Restructuring Plan. Our pension funding for the full year 2005 is expected to be approximately $189. In the second quarter of 2005, we signed a pension funding agreement in the United Kingdom that requires contributions of approximately $183 over the next two years through April 2007. We do not expect to make payments related to our employee bonus program in 2005 based on our 2004 performance. For the full year 2005, we do not expect to generate cash from the sale of customer financing receivables at the same level compared to 2004.

Working capital metrics
Working capital for each segment is primarily managed by our regional finance organization which manages accounts receivable performance and by our global operations organization which manages inventory and accounts payable. The $72 decrease in cash flows associated with our working capital performance in the first nine months of 2005 was due to an increase in accounts receivable of $143 and a decrease in accounts payable of $7 partially offset by a decrease in inventories of $78 as further described below.

Accounts receivable — net
Days sales outstanding in accounts receivables, or DSO, measures the average number of days our accounts receivables are outstanding. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers.
The following table shows our quarterly DSO(a):

(a)	DSO for each quarter is calculated by dividing the quarter end accounts receivable — net balance by revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.
DSO increased to 89 days as of September 30, 2005 from 88 days as of September 30, 2004 primarily due to:

•	an increase of approximately 3 days due to a note receivable that resulted from the transfer of one of our manufacturing facilities to Flextronics, which did not have a corresponding revenue impact; partially offset by

•	recognition of revenue that was previously deferred for which there was no corresponding increase in accounts receivable.
For the balance of 2005, we will continue to focus on improving our collections process. Offsetting this expected improvement is an expected increase in the number of contracts involving progress billings and the impact of the Flextronics payments and the associated notes receivable. We expect to experience fluctuations in collections performance in individual quarters.

Inventories — net
Net inventory days, or NID, is a metric that approximates the average number of days from procurement to sale of our product.
The following table shows our quarterly NID(a):

(a)	NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days. Finished goods inventory includes certain direct and incremental costs associated with arrangements where title and risk of loss was transferred to the customer but revenue was deferred due to other revenue recognition criteria not being met. As of September 30, 2005 and September 30, 2004, these deferred costs totaled $796 and $622, respectively.

NID as of September 30, 2005 remained unchanged from September 30, 2004 at 90 days. Primary factors which impacted NID were increased deferred costs associated with deferred revenues as described in note (a) of the table above and an increase in inventory to meet new contract requirements, particularly in Asia Pacific for wireless projects, including BSNL; this was partially offset by the reduction of project losses recognized on the BSNL contract which had a corresponding positive impact on the cost of revenue.
In 2005, we expect that NID will fluctuate from quarter to quarter as future cost of sales and inventory levels fluctuate due in part to the movement in the deferred costs associated with deferred revenues.
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
The following table shows the quarterly DPO(a):

(a)	DPO for each quarter is calculated by dividing the quarter end trade and other accounts payable by the cost of revenues for the quarter, in each case, as determined in accordance with U.S. GAAP, and multiplying by 90 days.
DPO increased to 53 days as of September 30, 2005 from 45 days as of September 30, 2004 as we placed additional focus on establishing competitive payment terms with our suppliers and improving the processing of payments to match payment terms. The increase is primarily due to the reduction of the project loss related to the BSNL contract and the deferred cost increases in the third quarter of 2005 as described above.
DPO is normally highest in the third quarter and lowest in the fourth quarter due to the impact of purchasing inventory in the third quarter to support sales in the fourth quarter, which is generally our strongest quarter of the year in terms of revenue. However, the lower DPO in the third and the higher DPO in the fourth quarter of 2004 did not reflect this trend primarily due to the impact of the project loss related to the BSNL contract. DPO was also slightly higher in each quarter of 2005 compared to the comparable quarters of 2004 due to the impact of the BSNL contract.

Investing activities
In the first nine months of 2005, cash flows used in investing activities were $289 and were primarily due to payments of $449 including $423, net of cash acquired, relating to the acquisition of PEC and $167 for the purchase of plant and equipment, which were partially offset by proceeds of $308 on the sale of assets including $261 related to the transfer of certain manufacturing assets to Flextronics and $47 from the sale of certain investments and businesses which we no longer considered strategic including $27 related to the sale of our remaining common shares of Arris Group. We also received proceeds of $10 from the sale of plant and equipment.
In the first nine months of 2004, cash flows used in investing activities were $62 and were primarily due to an increase of $194 in expenditures for plant and equipment partially offset by proceeds of $143 from the sale of certain investments and businesses which we no longer considered strategic, including $17 related to the sale of the common shares of Arris Group and $33 related to the sale of our remaining common shares of Entrust. Also, we recorded proceeds of $10 primarily from the sale of plant and equipment in the U.S. These amounts were partially offset by $7 associated with acquisitions of certain investments and businesses.

Financing activities
In the first nine months of 2005, cash flows used in financing activities were $43 and were primarily due to dividends of $33 primarily paid by NNL on its outstanding preferred shares, a repayment of capital leases payable of $8 and a reduction of our notes payable by a net of $6. These amounts were partially offset by $4 of proceeds from the issuance of Nortel Networks Corporation common shares from the exercise of stock options.
In the first nine months of 2004, cash flows used in financing activities were $108 and were primarily due to $107 used to reduce our long-term debt, a repayment of capital leases payable of $5, and dividends of $24 paid by NNL on its outstanding preferred shares. These amounts were partially offset by $30 of proceeds from the issuance of Nortel Networks Corporation common shares from the exercise of stock options and a reduction of our notes payable by a net of $2. The reduction of our long-term debt was primarily due to the extinguishment of debt of $87 related to the purchase of land and two buildings in the U.S.
In the first nine months of 2005, our cash decreased $86 due to unfavorable effects of changes in foreign exchange rates. Approximately $88 of the unfavorable impact was the result of unfavorable changes in the euro and the British pound against the U.S. dollar partially offset by a favorable change of approximately $5 in the Chinese Renminbi against the U.S. dollar.
In the first nine months of 2004, our cash decreased $6 due to unfavorable effects of changes in foreign exchange rates. The decrease was primarily a result of unfavorable changes of approximately $13 in the euro and Australian dollar partially offset by a favorable change of approximately $8 in the British pound against the U.S. dollar.
In the first nine months of 2005, cash flows from our discontinued operations were $33 primarily related to the collection of customer financing receivables in the first nine months of 2005 compared to net cash of $16 for the first nine months of 2004 related to the continued wind down of our discontinued operations.
Uses of Liquidity
As of September 30, 2005, our cash requirements for the next 12 months are primarily expected to fund operations, including our investments in R&D and the following items:

•	debt service, including repayment of our debt of $1,275 due in February 2006 and $150 due in June 2006;

•	pension and post-retirement benefits;

•	capital expenditures;

•	investment of approximately $145 in our joint venture with LG in Korea;

•	costs relating to workforce reduction and other restructuring activities;

•	our finance transformation project which will include, among other things, implementing SAP to provide an integrated global financial system; and

•	costs in relation to the restatement related activities, matters related to the Revenue Independent Review and other related matters, including regulatory and other legal proceedings.
We believe that we have sufficient cash to repay our debt of $1,275 due in February 2006 and $150 due in June 2006. However, we are also monitoring the capital markets for opportunities to refinance upcoming debt maturities as well as improve our capital structure and financial flexibility. We can provide no assurance that any capital markets transactions will be completed on favorable terms, or at all. We are subject to significant pending civil litigation actions, suits, claims and proceedings and regulatory and criminal investigations which could materially adversely affect our business, results of operations, financial condition and liquidity by requiring us to pay substantial judgments, settlements, fines or other penalties or by limiting our access to capital markets transactions. The resolution of such matters may require us to issue equity or equity-related securities, which could result in the significant dilution of existing equity positions. We cannot predict the timing of developments relating to these matters. See “Risk Factors/ Forward Looking Statements”.
Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws. As well, we expect to be required to fund some portion of our aggregate undrawn customer financing commitments as further described below.

Contractual cash obligations
Our contractual cash obligations for long-term debt, purchase obligations, operating leases, obligations under special charges, pension, post-retirement and post-employment obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of September 30, 2005 from the amounts disclosed as of December 31, 2004 in our 2004 Annual Report. Our contractual cash obligations for outsourcing contracts have substantially reduced as of September 30, 2005 due to an amendment of our contract for services provided to us for a portion of our information services function.

Outsourcing contracts
The table below sets forth our minimum contractual obligation for services provided to us in outsourcing contracts for a portion of our information services function. The amount payable under our outsourcing contracts is variable to the extent that our hardware volumes and workforce fluctuates from the baseline levels contained in the contracts and our contractual obligation could increase above such baseline amount. If our hardware volumes or workforce were to fall below the baseline levels in the contracts, we would be required to make the minimum payments indicated below.

						Total
	2006	2007	2008	2009	Thereafter	Obligations

Outsourcing contracts	$24	$18	$18	$15	$—	$75

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

	September 30,	December 31,
	2005	2004

Drawn and outstanding — gross	$51	$118
Provisions for doubtful accounts	(35)	(38)

Drawn and outstanding — net(a)	16	80
Undrawn commitments	52	69

Total customer financing	$68	$149

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the unaudited consolidated balance sheets.
During the nine months ended September 30, 2005 and 2004, we entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, we received cash consideration of approximately $112 ($36 of the proceeds was included in discontinued operations) and $15, respectively, to settle outstanding receivables with a net carrying value of $101 ($33 of the net carrying value was included in discontinued operations) and $14, respectively.
During the nine months ended September 30, 2005 and 2004, we reduced undrawn customer financing commitments by $17 ($8 relates to a VIE, which we began consolidating effective April 1, 2005, as described in note 12 of the accompanying unaudited financial statements) and $129, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of September 30, 2005, all undrawn commitments were available for funding under the terms of the financing agreements.

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
Sources of Liquidity
As of September 30, 2005, we had cash of $2,997, excluding $73 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business Overview — Our Strategy and Outlook”), fund our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers changes from what we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. Although we do not have any significant debt repayments planned in 2005, we have a $1,275 debt due in February 2006 and $150 debt due in June 2006. We believe that we have sufficient cash to repay this debt; however, we are also monitoring the capital markets for opportunities to refinance upcoming debt maturities as well as improve our capital structure and financial flexibility. In the future, we may seek additional funds from liquidity generating transactions and other sources of external financing. Our ability and willingness to access the capital markets is based on many factors including market conditions and overall financial objectives. Currently, our ability is limited by our and NNL’s credit ratings and the findings of the Independent Review and related matters. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed or that liquidity generating transactions or financings will be available to us on acceptable terms, or at all. In addition, we have not assumed the need to make any payments in respect of judgments, settlements, fines or other penalties in connection with our pending civil litigation or investigations related to the First Restatement and Second Restatement, which could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees and expenses. See “Risk Factors/ Forward Looking Statements”.
As of September 30, 2005, we have received proceeds of approximately $261 related to the Flextronics transaction. We expect to receive an additional portion of the revised total range of proceeds of approximately $575 to $625 from the Flextronics transaction which is expected to be partially offset by cash outflows attributable to direct transaction costs and other costs associated with the transaction. See “Business Overview — Evolution of Our Supply Chain Strategy”. For the full year 2005, we expect the contribution to cash flow from investments and customer financing asset sales to be substantially lower. The sale of a customer financing receivable for cash consideration of $110 in the first quarter of 2005 is expected to be the only significant customer financing asset sale in 2005.

Credit facilities
As of September 30, 2005, we had no material credit facilities in place.

Available support facility
On February 14, 2003, NNL entered into the EDC Support Facility. As of September 30, 2005, the facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments, of which $131 was outstanding;

•	$150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized; and

•	$300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $50 was outstanding.
The EDC Amendment effective October 24, 2005 modifies the support by combining the two uncommitted support tranches under the EDC Support Facility into a single $450 uncommitted revolving general purpose tranche to support our securitizations, receivables sales and performance bonds issuance.

For additional information relating to the EDC Support Facility’s waivers obtained in connection with certain defaults arising under the EDC Support Facility from the delay in filing the Reports and the EDC Amendment, see “Developments in 2005 — Nortel Audit Committee Independent Review; Restatements; Related Matters — EDC Support Facility” and “Risk Factors/ Forward Looking Statements”.
The EDC Support Facility provides that EDC may suspend its obligation to issue NNL any additional support if events occur that would have a material adverse effect on NNL’s business, financial position or results of operation. The EDC Support Facility will expire on December 31, 2007.
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
As of September 30, 2005, NNL’s obligations under the EDC Support Facility were secured on an equal and ratable basis under the security agreements entered into by NNL and various of our subsidiaries that pledged substantially all of NNL’s and its subsidiaries’ assets in favor of the holders of NNL’s public debt securities and the holders of our 4.25% Convertible Senior Notes. As of September 30, 2005, the security provided under the security agreements was comprised of:

•	pledges of substantially all of the assets of NNL and those of most of its U.S. and Canadian subsidiaries; and

•	guarantees by certain of NNL’s wholly owned subsidiaries organized in the U.S., Canada, England, Ireland and Hong Kong.
In connection with the EDC Amendment, all guarantee and security agreements previously guaranteeing or securing the obligations of us and our subsidiaries under the EDC Support Facility and our public debt securities were terminated and our assets and those of our subsidiaries pledged under the security agreements were released in full. Should NNL or its subsidiaries incur or guarantee certain indebtedness in the future above agreed thresholds of $25 in North America and $100 outside of North America then equal and ratable security and/or guarantees of NNL’s obligations under the EDC Support Facility will be required at that time. For additional information related to the release of our securities pledged, see “Subsequent events” in note 18 of the accompanying unaudited consolidated financial statements.
For information related to our outstanding public debt, see “Long-term debt and support facilities” in note 9 of the accompanying unaudited consolidated financial statements. For additional financial information related to the security pledged, those subsidiaries providing guarantees as of September 30, 2005, see “Supplemental consolidating financial information” in note 20 of the accompanying unaudited consolidated financial statements. For information related to our debt ratings, see “Credit Ratings” below. See “Risk Factors/ Forward Looking Statements” for factors that may affect our ability to comply with covenants and conditions in our EDC Support Facility in the future.

Shelf registration statement and base shelf prospectus
In 2002, we and NNL filed a shelf registration statement with the SEC on May 13, 2002 and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of September 30, 2005, approximately $1,700 under the shelf registration statement and base shelf prospectus had been utilized. As of June 6, 2004, the Canadian base shelf prospectus expired. As a result of the delayed filing of the Reports, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months. See “Risk Factors/ Forward Looking Statements”.

Credit Ratings

Rating on Long-
Term Debt Issued
	or Guaranteed by	Rating on
	Nortel Networks	Preferred Shares
	Limited/Nortel	Issued by Nortel
	Networks	Networks
Rating Agency	Corporation	Limited	Last Update

Standard & Poor’s Ratings Service	B-	CCC-	October 27, 2005
Moody’s Investors Service, Inc.	B3	Caa3	October 27, 2005
On June 1, 2005, S&P affirmed its ratings on NNL, including its long-term corporate credit rating at “B-” and its preferred shares rating at “CCC-”. At the same time, the ratings on the company were removed from creditwatch and were assigned a stable outlook. On July 6, 2005, Moody’s confirmed the long-term corporate ratings of NNL at “B3” and the preferred shares at “Caa3” and maintained its negative outlook. The ratings confirmation concludes a ratings review for possible downgrade under effect since April 28, 2004. As a result of the EDC Amendment, on October 27, 2005, both S&P and Moody’s affirmed its long-term corporate credit ratings of NNL at “B-” and “B3”, respectively. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.
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
The following table provides information related to these types of bonds as of:

	September 30,	December 31,
	2005	2004

Bid and performance related bonds(a)	$244	$362
Other bonds(b)	45	68

Total bid, performance related and other bonds	$289	$430

(a)	Net of restricted cash and cash equivalents amounts of $37 and $36 as of September 30, 2005 and December 31, 2004, respectively.

(b)	Net of restricted cash and cash equivalents amounts of $29 and $28 as of September 30, 2005 and December 31, 2004, respectively.
The criteria under which bid, performance related and other bonds can be obtained changed due to the industry environment primarily in 2002 and 2001. During that timeframe, in addition to the payment of higher fees, we experienced significant cash collateral requirements in connection with obtaining new bid, performance related and other bonds. Given that the EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 day terms, we will likely need to increase our use of cash collateral to support these obligations beginning on January 1, 2008 absent a further extension of the facility.
Any bid or performance related bonds with terms that extend beyond December 31, 2007 are currently not eligible for the support provided by this facility. See “Liquidity and Capital Resources — Sources of Liquidity — Available support facility” for additional information on the EDC Support Facility and the security agreements and see “Developments in 2005 — Nortel Audit Committee Independent Review; Restatements; Related Matters — EDC Support Facility”.

Receivables Securitization Transactions
We have agreed to indemnify some of our counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require us to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of September 30, 2005, we had approximately $281 of securitized receivables which were subject to repurchase under this provision, in which case, we would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2006, or collection of the receivable amount by the counterparty. We are generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments or receivable repurchases under these agreements and no significant liability has been accrued in the accompanying unaudited consolidated financial statements with respect to the obligation associated with these guarantees.
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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	September 30,	December 31,
	2005	2004

Gross accounts receivable	$2,712	$2,660
Provision for doubtful accounts	(96)	(109)

Accounts receivable — net	$2,616	$2,551

Accounts receivable provision as a percentage of gross accounts receivables	4%	4%
Gross long-term receivables	$89	$159
Provision for doubtful accounts	(60)	(65)

Net long-term receivables	$29	$94

Long-term receivable provision as a percentage of gross long-term receivables	67%	41%
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
The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	September 30,	December 31,
	2005	2004

Gross inventory	$2,667	$2,923
Inventory provisions	(1,046)	(1,141)

Inventories — net(a)	$1,621	$1,782

Inventory provisions as a percentage of gross inventory	39%	39%

(a)	Includes long-term portion of inventory related to the deferred costs, which is included in other assets.
As of September 30, 2005, our inventory provisions as a percentage of gross inventory were 39%. We have recorded inventory provisions related to continuing operations of $1,046 as of September 30, 2005 and $1,141 as of December 31, 2004. Inventory provisions decreased $95 as a result of $108 of scrapped inventory and $75 of reductions due to sale of inventory offset by $67 of additional inventory provisions and $21 of foreign exchange fluctuations, reclassifications and other adjustments. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.
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
The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the unaudited consolidated balance sheets as of:

September 30,
2005

Balance as of December 31, 2004	$275
Payments	(183)
Warranties issued	146
Revisions	(5)

Balance as of September 30, 2005	$233

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
Tax Asset Valuation
Our net deferred tax assets balance, excluding discontinued operations, was $3,750 as of September 30, 2005 and $3,847 as of December 31, 2004. The $97 decrease was primarily due to the impact of foreign exchange effects and a drawdown of deferred tax assets in profitable jurisdictions and a reclassification of a portion of our deferred tax asset to income taxes recoverable. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which are available to reduce future taxes payable in our significant tax jurisdictions. Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.
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
Primarily as a result of losses realized in 2001 and 2002, we concluded that it was more likely than not that a portion of our deferred tax assets would not be realized. Accordingly, an income tax valuation allowance has been recorded against these deferred income tax assets. However, due to the fact that the majority of the carryforwards do not expire in the near future, our extended history of earnings in our material tax jurisdictions exclusive of 2001 and 2002, and our future expectations of earnings, we concluded that it is more likely than not that the remaining net deferred income tax asset recorded as of September 30, 2005 will be realized.
In the first nine months of 2005, our gross income tax valuation allowances decreased to $3,521 as of September 30, 2005 compared to $3,596 as of December 31, 2004. The decrease was primarily due to the impacts of foreign exchange and the release of a valuation allowance to offset temporary differences related to the acquisition of PEC partially offset against additional valuation allowance recorded against the tax benefit of losses in certain jurisdictions. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of September 30, 2005 were appropriate.
We continue to review all available positive and negative evidence on a jurisdictional basis. Specifically, certain jurisdictions may not be in a cumulative loss position in the near future. This will be an important factor, in conjunction with other evidence, in determining whether to adjust the valuation allowance. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our net earnings in the near future.
Goodwill Valuation
The carrying value of goodwill was $2,519 as of September 30, 2005 and $2,303 as of December 31, 2004. The increase primarily relates to our acquisition of PEC partially offset by the divestiture of our manufacturing operations to Flextronics and foreign exchange fluctuations associated with the minority interests in our French and German operations.
Due to the change in our operating segments and reporting units as described in “Business Overview — Our Segments”, a triggering event occurred requiring a goodwill impairment test in the first quarter of 2005 in accordance with SFAS No. 142, “Goodwill and other Intangible Assets”. We performed this test and concluded that there was no impairment.
Special Charges
At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of September 30, 2005, we had $47 in accruals related to workforce reduction charges and $301 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by Nortel or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.
Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
Our unaudited consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the U.S. For more information related to the accounting policies that we adopted as a result of new accounting standards, see “Accounting changes” in note 2 of the accompanying unaudited consolidated financial statements. The following summarizes the accounting changes that we have adopted:

•	Implicit Variable Interests — the adoption of Financial Accounting Standards Board, or FASB Staff Position, or FSP, FASB Interpretation No., or FIN, 46R-5, “Implicit Variable Interests under FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities” in 2005 did not have an impact on our results of operations and financial condition.

•	The effect of contingently convertible debt on diluted earnings per share — the adoption of the Emerging Issues Task Force, or EITF, Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” in 2004 did not have an impact on our diluted earnings (loss) per share.

•	Accounting for certain financial instruments with characteristics of both liabilities and equity — the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, as amended by FSP FAS 150-3, in 2003 did not have a material impact on our results of operations and financial condition.
Recent Accounting Pronouncements
In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1. EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The FASB, at its June 29, 2005 Board meeting, decided not to provide additional guidance on the meaning of other-than temporary impairment, but instead issued proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, as final, superseding EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP, retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or FSP FAS 115-1, would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. Based on the current draft of FSP FAS 115-1, the adoption of FSP FAS 115-1 is not expected to have a material impact on our results of operations and financial condition.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, or SFAS 151. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires that allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The guidance should be applied prospectively. The adoption of SFAS 151 did not have a material impact on our results of operations and financial condition.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, or SFAS 154, which replaces Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 also requires certain disclosures for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by us as of January 1, 2006. The impact that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition will depend on the nature of future accounting changes adopted by us and the nature of transitional guidance provided in future accounting pronouncements.
In June 2005, the FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, or FSP 143-1. FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union, or EU, Directive 2002/96/EC on Waste Electrical and Electronic Equipment. FSP 143-1 applies to the later of our fiscal quarter ended June 30, 2005 or the date of the adoption of the law by the applicable EU-member country. In the second quarter of 2005, we adopted FSP 143-1 with respect to those EU-member countries that transposed the directive into country specific laws. In the third quarter of 2005, we adopted FSP 143-1 with respect to additional EU-member countries that enacted country specific laws in the current period. The adoption of the FSP 143-1 in the second quarter and third quarter of 2005 did not have a material impact on our results of operations and financial condition. Due to the fact that certain EU-member countries have not yet enacted country-specific laws, we cannot estimate the impact of applying this guidance in future periods.
In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, or EITF 04-13. EITF 04-13 provides guidance on the purchase and sale of inventory to another entity that operates in the same line of business. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. EITF 04-13 applies to new arrangements entered into, or modifications or renewals of existing arrangements in reporting periods beginning after March 15, 2006. The impact of the adoption of EITF 04-13 on our consolidated results of operations and financial condition will depend on the nature of future arrangements entered into, or modifications or renewals of existing arrangements by us.
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

prospectively as at January 1, 2004, was an increase to investments and other income of $23 for the nine months ended September 30, 2004.

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

Outstanding Share Data
As of October 14, 2005, Nortel Networks Corporation had 4,334,867,037 outstanding common shares.
As of October 14, 2005, 306,193,472 issued and assumed stock options were outstanding and are exercisable for common shares of Nortel Networks Corporation on a one-for-one basis.
On June 12, 2002, concurrent with the offering of our common shares, 28,750 equity units were offered, each initially evidencing ownership of a prepaid forward purchase contract, or purchase contract, entitling the holder to receive our common shares and specified zero-coupon U.S. treasury strips. As of October 14, 2005, 2 purchase contracts were outstanding. The settlement date for each purchase contract was August 15, 2005. As of October 14, 2005, 3,838 of the remaining 3,840 forward purchase contracts outstanding prior to the settlement date had been settled, resulting in the issuance of 64,808,193 common shares of Nortel Networks Corporation.
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
We have remedial activities under way at twelve of our facilities which are either currently occupied or were previously owned or occupied. We have also been listed as a potentially responsible party at six Superfund sites in the U.S. An estimate of our anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in our environmental accruals in an approximate amount of $28.
For a discussion of Environmental matters, see “Contingencies” in note 17 of the accompanying unaudited consolidated financial statements.

Legal Proceedings
Nortel and/or certain of our directors and officers have been named as defendants in various class action lawsuits. We are unable to determine the ultimate aggregate amount of monetary liability or financial impact to us in these legal matters, which unless otherwise specified, seek damages from the defendants of material or indeterminate amounts. We are also a defendant in various other suits, claims, proceedings and investigations which are in the normal course of business. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations, financial condition or liquidity. We are also subject to significant pending civil litigation and ongoing regulatory and criminal investigations in the U.S. and Canada which could require us to pay substantial judgments, settlements, fines or other penalties. We intend to vigorously defend these actions, suits, claims, proceedings and investigations, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. The resolution of such matters may require us to issue equity or equity-related securities, which could result in the significant dilution of existing equity positions. For additional information related to our legal proceedings, see “Contingencies” in note 17 of the accompanying unaudited consolidated financial statements, the Legal Proceedings section of this report and “Risk Factors/ Forward Looking Statements”.

Risk Factors/ Forward Looking Statements
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
In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to the Comprehensive Review, which resulted in the First Restatement. In late October 2003, the Audit Committee initiated the Independent Review and engaged WilmerHale to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that our Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WilmerHale regarding provisioning activity and to review certain provision releases. That examination, and other errors identified by management, led to the Second Restatement and our revision of previously announced unaudited results for the year ended December 31, 2003. The need for the Second Restatement resulted in delays in filing the Reports.
Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. In light of the resulting adjustments to revenues previously reported, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. The review has a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee is seeking a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WilmerHale to advise it in connection with this review, which is ongoing.
For more information on the Comprehensive Review, Independent Review, First Restatement, Second Restatement and Revenue Independent Review, see the “MD&A” section of this report and Item 9A of the 2003 Annual Report and 2004 Annual Report and Item 4 of this report.
As a result of these events, we have become subject to the following key risks, each of which is described in more detail below. Each of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

•	We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties and we cannot predict the timing of developments in these matters.

•	We are subject to significant pending civil litigation, which if decided against us or as a result of settlement, could require us to pay substantial judgments, settlements or other penalties and could result in the significant dilution of existing equity positions and we cannot predict the timing of developments in these matters.

•	Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.

•	We cannot predict the outcome of the Revenue Independent Review being undertaken by our Audit Committee.

•	We and our independent auditors have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting was ineffective as of December 31, 2004. These material weaknesses remain unremedied, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

•	The governing principles of the Independent Review particularly as they relate to remedial measures may take time to implement and a number of remedial measures remain to be addressed in whole or in part.

•	Our credit ratings have been downgraded and we are currently unable to access, in its current form, our shelf registration statement filed with the SEC, each of which may adversely affect our liquidity.

•	Continuing negative publicity has and may adversely affect our business and the market price of our publicly traded securities.

•	We may not be able to attract or retain the personnel necessary to achieve our business objectives.

•	Any future delays in filing our periodic reports could cause us to breach our public debt indentures and our obligations under the EDC Support Facility and seek waivers from EDC under the EDC Support Facility. In such circumstances, it is possible that the holders of our public debt would seek to accelerate the maturity of that debt and EDC would not grant NNL further waivers.

•	Any future breach of the continued listing requirements of the NYSE and TSX could cause the NYSE and/or the TSX to commence suspension or delisting procedures in respect of Nortel Networks Corporation’s common shares or other of our or NNL’s listed securities.

We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties and we cannot predict the timing of developments in these matters.
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
We have also received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. On August 23, 2005, we received an additional U.S. federal grand jury subpoena in this investigation seeking production of additional documents, including documents relating to the Nortel Retirement Income Plan and the Nortel Long Term Investment Plan. Further, on August 16, 2004, we received a letter from the Integrated Market Enforcement Team of the RCMP advising us that it would be commencing a criminal investigation into our financial accounting situation.
Our senior management and Board of Directors have been required to devote significant time to these investigations and related matters. We cannot predict when these investigations will be completed or the timing of any other developments, nor can we predict what the results of these investigations may be. Expenses incurred in connection with these investigations (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position. We may be required to pay material fines, consent to injunctions on future conduct or to the implementation of further remedial measures or suffer other penalties, each of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. The investigations may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition. In addition, the findings and outcomes of the regulatory and criminal investigations may adversely affect the course of the civil litigation pending against us, which are more fully described below.

The effects and results of these or other investigations may have a material adverse effect on our business, results of operations, financial condition and liquidity.

We are subject to significant pending civil litigation, which if decided against us or as a result of settlement, could require us to pay substantial judgments, settlements or other penalties and could result in the significant dilution of existing equity positions and we cannot predict the timing of developments in these matters.
In addition to being subject to litigation in the ordinary course of business, we are currently, and may in the future be, subject to class actions, other securities litigation and other actions arising in relation to our accounting restatements. Subsequent to our March 10, 2004 announcement of the likely need for the Second Restatement, numerous class action complaints, including ERISA class action complaints have been filed against Nortel and certain current and former officers and directors.
We expect that this litigation will be time consuming, expensive and distracting from the conduct of our daily business. The adverse resolution of any specific lawsuit could have a material adverse effect on our ability to favorably resolve other lawsuits and on our financial condition and liquidity. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay substantial judgments, settlements or other penalties and incur expenses that could have a material adverse effect on our business, results of operations, financial condition and liquidity, and such effects could be very significant. Although we maintain certain insurance coverage, a substantial amount of any such payments may not be covered by insurance. Expenses incurred in connection with these matters (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position. In addition, the resolution of those matters may require us to issue equity or equity-related securities, which could potentially result in the significant dilution of existing equity positions.
On September 30, 2005, we previously announced that in connection with two of these pending class action lawsuits in the Southern District of New York against us and others, the presiding judges have appointed a mediator to oversee settlement negotiations between us and the lead plaintiffs in those two actions. We and others are subject to other class action litigation relating to our accounting restatements that are not the subject of this mediation process. The appointment was pursuant to a request by us and the lead plaintiffs for the Courts’ assistance to facilitate the possibility of achieving a global settlement encompassing these two actions. The settlement discussions before the mediator will be confidential and non-binding on the parties and without prejudice to their respective positions in the litigation. In the event the parties reach agreement, any such proposed resolution would be subject to the Courts’ approval. There can be no assurance that the parties will agree upon a proposed resolution and, in the event they do not, the action would continue to proceed. In light of the foregoing, we cannot predict the timing of developments in respect of the mediation process or in such litigation more generally. For additional information related to the our legal proceedings, see the “Legal Proceedings” section of this report and “Contingencies” in note 17 of the accompanying unaudited financial statements.

Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.
We estimate that as of September 30, 2005 our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for at least the next twelve months. In making this estimate, we have not assumed the need to make any payments in connection with our pending civil litigation or investigations related to the First Restatement and Second Restatement, other than our anticipated professional fees and expenses. We believe that we have sufficient cash to repay our debt of $1,275 relating to NNL’s 6.125% Notes due February 15, 2006 and our debt of $150 relating to the 7.40% Notes due June 15, 2006 issued by an indirect wholly owned subsidiary of NNL. However, we are also monitoring the capital markets for opportunities to refinance upcoming debt maturities as well as improve our capital structure and financial flexibility. We can provide no assurances that any capital markets transactions will be completed on favorable terms, or at all. If we are unable to refinance our existing debt that is coming due in 2006, should we decide to do so, the amount of cash available to finance our operations and other business activities and our ability to pay any judgments, fines, penalties or settlements, if any, would be significantly reduced, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Any material adverse legal judgments, fines, penalties or settlements arising from the pending civil litigation and investigations could require additional funding which may not be available on commercially reasonable terms, or at all.

These circumstances could have a material adverse effect on our business, results of operations, financial condition and liquidity, including by:

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
As more fully discussed in “Developments in 2005 — Nortel Audit Committee Independent Review; Restatements; Related Matters” and the “Controls and Procedures” section of this report, our Audit Committee initiated the Revenue Independent Review to achieve a full understanding of the historic events that required revenues for certain specific transactions to be restated. The Revenue Independent Review has a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The review will also consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WilmerHale to advise it in connection with this review, which is ongoing. We cannot predict the outcome of the Revenue Independent Review.

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
We continue to identify, develop and implement remedial measures to address these material weaknesses. These material weaknesses, if not fully addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in Item 9A of the 2003 Annual Report and the 2004 Annual Report. While our Board of Directors has approved the adoption of all of the recommendations for remedial measures contained in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review” in the “Controls and Procedures” section of our 2003 Annual Report, and our management has adopted a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified above, we may be unable to address such material weaknesses in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings we make with the SEC and OSC. In addition, as discussed below, a number of the recommendations for remedial measures remain to be addressed in whole or in part.
In addition, in part as a result of the compensating procedures and processes that we are applying to our financial reporting process, during the preparation of our financial statements for recent periods (including the second and third quarters of 2005), we have identified a number of adjustments to correct accounting errors related to prior periods. As long as we continue to have material weaknesses in our internal control over financial reporting, it is possible that we may in future identify similar adjustments to prior period financial information. Although to date, these adjustments have been immaterial to the then-current period and to the prior periods (and as a consequence, we recorded them in the financial statements for the then-current period), adjustments that may be identified in the future could be larger and could require further restatement of our financial statements.
While we are implementing steps to restore the effectiveness of our internal control over financial reporting and to address the material weaknesses identified above, failure to restore the effectiveness of our internal control over financial reporting could continue to impact our ability to report our financial condition and results of operations accurately and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

The governing principles of the Independent Review particularly as they relate to remedial measures may take time to implement and a number of remedial measures remain to be addressed in whole or in part.
As a result of the Independent Review, a number of significant remedial steps have been identified as necessary to improve our process and procedures. A number of these remedial measures remain to be addressed in whole or in part, due in part to the substantial efforts needed to reestablish our current financial reporting in accordance with U.S. and Canadian securities laws, the significant turnover in our finance personnel, changes in our accounting systems, and documentation weaknesses. Management is in the process of developing an overall assessment of the areas of the remedial measures that remain to be addressed, along with a proposed detailed timeline for implementation. Management is also considering the internal and external resources that will be needed to support, sustain and monitor the effectiveness of both the remedial efforts undertaken to date as well as those planned for the future. These remedial steps will continue to take time to implement. In addition, the process of implementing the governing principles of the Independent Review may be time consuming for our senior management and disrupt our business. In connection with the ongoing Revenue Independent Review, the Audit Committee anticipates that there will be additional work completed by Nortel on remedial measures, internal controls, and improvements to processes following the filing of our and NNL’s 2005 audited financial statements.

Our credit ratings have been downgraded and we are currently unable to access, in its current form, our shelf registration statement filed with the SEC, each of which may adversely affect our liquidity.
On April 28, 2004, S&P downgraded its ratings of NNL, including its long-term corporate credit rating from “B” to “B-” and its preferred share rating from “CCC” to “CCC-”. At the same time, it revised its outlook to developing from negative. On April 28, 2004, Moody’s changed its outlook to potential downgrade from uncertain. On June 1, 2005, S&P affirmed its ratings on NNL, including its long-term corporate credit rating at “B-” and its preferred shares rating at “CCC-”. At the same time, the ratings on the company were removed from creditwatch and were assigned a stable outlook. On July 6, 2005, Moody’s confirmed the long-term corporate ratings of NNL at “B3” and the preferred shares at “Caa3” and maintained its negative outlook. The ratings confirmation concludes a ratings review for possible downgrade under effect since April 28, 2004. As a result of the EDC Amendment, on October 27, 2005, both S&P and Moody’s affirmed its long-term corporate credit ratings of NNL at “B-” and “B3”, respectively. These ratings are below investment grade. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. These ratings and our current credit condition affect, among other things, our ability to raise debt, access the commercial paper market (which is currently closed to us), engage in alternative financing arrangements, obtain bank financings and affect our ability, and the cost to securitize receivables, obtain customer bid, performance-related and other bonds and contracts and/or enter into normal course derivative or hedging transactions and also affect the price of our stock.
Further, as a result of the delayed filing of the Reports, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months. As a result, our current ability to access the capital markets is constrained, which may adversely affect our liquidity.

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
Competition for certain key positions and specialized technical personnel in the high-technology industry remains strong. Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions and in our key areas of potential growth. The loss of key managers could have a material adverse effect on our business, results of operations and financial condition. An important factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans, restricted stock unit plans and employee investment and share purchase plans. The scope and value of these programs will be adversely affected by the volatility or negative performance of the market price for Nortel Networks Corporation’s common shares. In connection with the delay in filing our 2003 Annual Reports, as of March 10, 2004, we suspended the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the 2000 Plan or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in Nortel’s stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investments plans until such time, at the earliest, that we and NNL became compliant with U.S. and Canadian regulatory securities filing requirements. Upon the filing of the 2005 First Quarter Reports, the suspension of the above transactions was lifted. Due to changes in the NYSE listing standards, we are unable to continue to offer the employee stock purchase plans that were effective when the suspension was put in place. On June 29, 2005, our shareholders approved a new stock-based compensation plan and three new stock purchase plans which plans have since been made operative in certain jurisdictions. On May 31, 2004, the OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in Nortel Networks Corporation’s securities and those of NNL. After the filing of our 2005 First Quarter Reports, we applied for and obtained a revocation of the OSC management cease trade order. Due to the suspension of these plans and the OSC order, our ability to provide employees with the opportunity to participate in Nortel stock option plans, restricted stock unit plans and employee investment and share purchase plans was adversely affected and certain employees have not been able to trade in our securities for a significant period of time. Any future suspension or trading restriction may have a material adverse effect on our ability to hire, assimilate in a timely manner and retain qualified personnel.
In addition, in 2004 we terminated for cause our former president and chief executive officer, former chief financial officer, former controller and seven additional individuals with significant responsibilities for financial reporting. We have also commenced litigation against our former president and chief executive officer, former chief financial officer and former controller, seeking the return of payments made to them under our bonus plan in 2003. In August and

September 2004, as part of our strategic plan, we announced an anticipated workforce reduction of approximately 3,250 employees. Substantially all of the employee actions related to the focused workforce reduction were completed by September 30, 2005. In addition, in 2001, 2002 and 2003, we implemented a company-wide restructuring plan, which included a reduction of approximately two-thirds of our workforce over the three-year period.
We may find it more difficult to attract or retain qualified employees because of our recent significant workforce reductions, business performance, management changes, restatement activities and resulting negative publicity and the resulting impacts on our incentive programs and incentive compensation plans. If we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. We are also more dependent on those employees we have retained, as many have taken on increased responsibilities due to workforce reductions. If we are not successful in attracting, recruiting or retaining qualified employees, including members of senior management, we may not have the personnel necessary to achieve our business objectives, including the implementation of our remedial measures. There also can be no assurance that our management changes and workforce reductions will not have a material adverse effect on our business, results of operations and financial condition.

Any future delays in filing our periodic reports could cause us to breach our public debt indentures and our obligations under the EDC Support Facility and seek waivers from EDC under the EDC Support Facility. In such circumstances, it is possible that the holders of our public debt would seek to accelerate the maturity of that debt and EDC would not grant NNL further waivers.
Any future delay in the filing of our periodic reports with the SEC would result in a breach of our public debt indentures and require us to seek additional waivers from EDC under the EDC Support Facility, which could reduce our access to the EDC Support Facility and may adversely affect our liquidity. In such circumstances, it is possible that the holders of our public debt would seek to accelerate the maturity of that debt and that EDC would not grant a waiver or that the terms of such a waiver would be unfavorable.

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
Risks Relating to Our Business

Restrictions on how we and our president and chief executive officer conduct our business arising from a settlement with Motorola could adversely affect our business, results of operations and financial condition.
On October 17, 2005, we announced that our Board of Directors appointed Mr. Mike S. Zafirovski as president and chief executive officer, effective November 15, 2005. Mr. Zafirovski has also been appointed president and chief executive officer of NNL and a director of the Board of Directors of Nortel and NNL, effective November 15, 2005. Motorola, Mr. Zafirovski’s former employer, filed a lawsuit on October 18, 2005 in the Circuit Court of Cook County, Illinois against Mr. Zafirovski seeking, among other relief, an injunction to enjoin Mr. Zafirovski from rendering services to us for two years, from soliciting or hiring Motorola employees, and from utilizing or disclosing Motorola’s confidential information. The lawsuit did not name us as a defendant, but the injunctive relief requested was against Mr. Zafirovski and his employers, among others.

On October 31, 2005, we announced that Mr. Zafirovski, Motorola and Nortel reached a settlement regarding this lawsuit. The terms of the settlement provide, among other things, that Mr. Zafirovski cannot disclose Motorola trade secrets or confidential information, and Mr. Zafirovski and we have agreed for a specified period to refrain from hiring or recruiting Motorola employees under certain circumstances. The settlement also includes restrictions, until July 1, 2006, on Mr. Zafirovski’s communications with certain specified companies, some of which are our customers, and limitations on his ability to advise us on competitive strategy or analysis relative to Motorola for a defined period. These restrictions on how we and our president and chief executive officer conduct our business could adversely affect our business, results of operations and financial condition.

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
As part of our review of restructured businesses, we look at the recoverability of their tangible and intangible assets. Future market conditions may trigger further write-downs of these assets due to uncertainties in:

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

Our operating results have historically been subject to yearly and quarterly fluctuations and are expected to continue to fluctuate, which may adversely affect the market price of our publicly traded securities. Factors contributing to these fluctuations could have a material adverse effect on our business, results of operations and financial condition.
Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to execute our strategic plan, including the planned workforce reductions, without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies at competitive prices, the effectiveness of our internal processes and organizations and the retention of qualified personnel;

•	our ability to stabilize and develop our senior management team;

•	our ability to focus on the day-to-day operation of our business while implementing improvements in our internal controls and procedures, including our accounting systems, and addressing the civil litigation actions and investigations related to our restatements;

•	our ability to successfully implement programs to stimulate customer spending by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their networks;

•	our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;

•	our ability to successfully manage our manufacturing operations, which are substantially outsourced to contract manufacturers;

•	our ability to successfully comply with increased and complex regulations;

•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;

•	increased price and product competition in the networking industry, including from low cost competitors;

•	our ability to compete with low cost competitors, including those offering attractive customer financing arrangements;

•	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities, provisions and other items in our consolidated financial statements;

•	the impact of changes in global capital markets and interest rates on our pension plan assets and obligations;

•	fluctuations in our gross margins;

•	the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

•	our ability to make investments, including acquisitions, to strengthen our business;

•	the ability of our customers and suppliers to obtain financing to fund capital expenditures;

•	variations in sales channels, product costs and the mix of products sold;

•	the size and timing of customer orders and shipments;

•	our ability to obtain payment from customers on a timely basis;

•	our ability to continue to obtain customer performance bonds and contracts;

•	our ability to maintain appropriate inventory levels;

•	the impact of acquired businesses and technologies;

•	our ability to fund and sustain our research and development activities;

•	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products;

•	the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage;

•	the impact of our decision to adopt fair value accounting for employee stock options on a prospective basis as of January 1, 2003, which caused us to record an expense over the stock option vesting period, based on the fair value at the date the options are granted;

•	the requirement to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, to value our deferred tax assets and to partially accrue unfunded pension liabilities; and

•	the impact of agreements we have entered into that may require us to make certain indemnification payments to third parties in the event of certain changes in an underlying economic characteristic related to assets, liabilities or equity securities of such third parties. The occurrence of events that may cause us to become liable to make an indemnification payment is not within our control and an obligation to make a significant indemnification payment under such agreements could have a negative effect on our reported results.

As a consequence, operating results for a particular future period are difficult to predict, and therefore, prior results are not necessarily indicative of results to be expected in future periods. In addition, our results for any particular period may be adversely affected by developments in the ongoing litigation and investigations relating to our restatements. Any of the foregoing factors, or any other factors described herein, could have a material adverse effect on our business, results of operations and financial condition that could adversely affect the price of our publicly traded securities.

Global economic conditions and other trends and factors affecting the telecommunications industry are beyond our control and may result in reduced demand and pricing pressure on our products.
There are trends and factors affecting the industry that are beyond our control and may affect our operations. These trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

•	adverse changes in the credit quality of our customers and suppliers;

•	adverse changes in the market conditions in our industry and the specific markets for our products;

•	the trend towards the sale of converged networking solutions, which could lead to reduced capital spending on multiple networks by our customers;

•	visibility to, and the actual size and timing of, capital expenditures by our customers;

•	inventory practices, including the timing of product and service deployment, of our customers;

•	the amount of network capacity and the network capacity utilization rates of our customers, and the amount of sharing and/or acquisition of new and/or existing network capacity by our customers;

•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

•	conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;

•	increased price competition, particularly from low cost competitors;

•	changes in legislation or accounting rules and governmental and environmental regulation or intervention affecting communications or data networking;

•	computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems;

•	acts of war, terrorism or natural disasters that could lead to disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services; and

•	cautious capital spending in our industry, which has affected, and could affect, demand for, or pricing pressures on, our products.

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
Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures and debt repayments, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. In addition, if the industry or our current condition deteriorates, notwithstanding the EDC Support Facility, an increased portion of our cash and cash equivalents may be restricted as cash collateral for customer performance bonds and contracts. We estimate that as of September 30, 2005 our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for at least the next twelve months. In making this estimate, we have not made provision for any material payments in connection with our pending civil litigation actions and investigations related to the First Restatement and Second Restatement, other than our anticipated professional fees and expenses. We believe that we have sufficient cash to repay our debt of $1,275 relating to NNL’s 6.125% Notes due February 15, 2006 and our debt of $150 relating to the 7.40% Notes due June 15, 2006 issued by an indirect wholly owned subsidiary of NNL. However, we are also monitoring the capital markets for opportunities to refinance upcoming debt maturities as well as improve our capital structure and financial flexibility. We can provide no assurances that any capital markets transactions will be completed on favorable terms, or at all. If we are unable to refinance our existing debt that is coming due in 2006, should we decide to do so, the amount of cash available to finance our operations and other business activities and our ability to pay judgments, fines, penalties or settlements, if any, would be significantly reduced, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Any material adverse legal judgments, fines, penalties or settlements arising from these pending civil litigation actions and investigations could require additional funding which may not be available on commercially reasonable terms, or at all. These circumstances could have a material adverse effect on our liquidity, which could be very significant.
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

Our business, results of operations, financial condition and liquidity may be materially and adversely affected by our high level of debt.
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
Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future or accessing other sources of funding;

•	a high debt level may affect our ability to refinance our existing debt, should we decide to do so, including the debt of $1,275 relating to NNL’s 6.125% Notes due February 15, 2006 and the debt of $150 relating to the 7.40% Notes due June 15, 2006 issued by an indirect wholly owned subsidiary of NNL;

•	we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, in particular, if we are unable to refinance existing debt that is coming due in 2006, should we decide to do so, the amount of cash available to finance our operations and other business activities and our ability to pay any judgments, fines, penalties or settlements, if any, would be significantly reduced;

•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business;

•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities including acquisitions, R&D projects or product design enhancements; and

•	a high level of debt may place us at a competitive disadvantage compared to our competitors that have less debt.

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to secure alternative support for certain obligations arising out of our normal course business activities.
The EDC Support Facility may not provide all the support we require for certain of our obligations arising out of our normal course of business activities. As of September 30, 2005, there was approximately $181 of outstanding support utilized under the EDC Support Facility, approximately $131 of which was outstanding under the small bond sub-facility. In addition, bid and performance related bonds with terms that extend beyond December 31, 2007, which, absent any early termination of the EDC Support Facility, is the expiry date of this facility, are currently not eligible for the support provided by the EDC Support Facility. Given that the EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 days, we may need to increase our use of cash collateral to support these obligations beginning on January 1, 2008 absent a further extension of the facility.

Unless EDC agrees to extend the facility or agrees to provide support outside the scope of the facility, we may be required to provide cash collateral to support these obligations. We cannot provide any assurance that we will reach an agreement with EDC on these matters EDC may also suspend its obligation to issue NNL any additional support if events occur that have a material adverse effect on NNL’s business, financial position or results of operations. If we do not have access to sufficient support under the EDC Support Facility, and if we are unable to secure alternative support, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which could adversely affect our ability to fund some of our normal course business activities, capital expenditures, R&D projects and our ability to borrow in the future.

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

Consequently, market discontinuities and the resulting demand for IP-optimized networking solutions or 3G wireless networks may not continue. Alternatively, the pace of that development may be slower than currently anticipated. On a regional basis, growth of our revenues from sales of our networking solutions in emerging markets, such as China and India, may be less than we anticipate if current customer orders are not indicative of future sales, strong growth in our UMTS technology does not occur, we are unable to establish strategic alliances in key markets or those emerging markets experience slower growth or fewer deployments of VoIP and wireless data networks than we anticipate. The market may also develop in an unforeseen direction. Certain events, including the commercial availability and actual implementation of new technologies, including 3G wireless networks, or the evolution of other technologies, may occur, which would affect the extent or timing of anticipated market demand, or increase demand for products based on other technologies, or reduce the demand for IP-optimized networking solutions or 3G wireless networks. Any such change in demand may reduce purchases of our networking solutions by our customers, require increased expenditures to develop and market different technologies, or provide market opportunities for our competitors. Our performance may also be materially and adversely affected by a lack of growth in the rate of data traffic, a reduction in the use of the Internet or a reduction in the demand for IP-optimized networking solutions or 3G wireless networks in the future, and slower than anticipated revenue growth from our network solutions such as Wireless Local Area Networks and carrier routing.
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
From time to time, we acquire companies that we believe would enhance the expansion of our business and products. We may make selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional product and/or market strengths. For example, in June 2005, we acquired PEC. Acquisitions involve significant risks and uncertainties, including:

•	the industry may develop in a different direction than anticipated and the technologies we acquire may not prove to be those we need;

•	the future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

•	the revenues of acquired businesses may not offset increased operating expenses associated with these acquisitions;

•	potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;

•	potential difficulties in integrating new products, software, businesses and operations in an efficient and effective manner;

•	our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

•	potential loss of key employees of the acquired businesses;

•	diversion of the attention of our senior management from the operation of our daily business;

•	entering new markets in which we have limited experience and where competitors may have a stronger market presence;

•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition purchase price being paid in cash;

•	potential issuance of equity or equity related securities, which could result in the significant dilution of existing equity positions; and

•	potential assumption of liabilities.

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
We intend to continue to pursue international and emerging market growth opportunities. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on such investments, if any, are realized and such investments may result in expenses growing at a faster rate than revenues. Furthermore, those projects and investments could be adversely affected by:

•	reversals or delays in the opening of foreign markets to new competitors;

•	trade protection measures;

•	exchange controls;

•	currency fluctuations;

•	investment policies;

•	restrictions on repatriation of cash;

•	nationalization or regulation of local industry;

•	economic, social and political risks;

•	taxation;

•	interest rates;

•	challenges in staffing and managing international opportunities;

•	other factors, depending on the country involved;

•	acts of war or terrorism; and

•	natural disasters.
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

From time to time, certain of our customers may experience financial difficulties and fail to meet their financial obligations. When this occurs, we may incur charges for provisions related to certain trade and customer financing receivables. Any future financial difficulties experienced by any of our customers could have a material adverse effect on our cash flow and operating results.

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
Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts and products from suppliers, contract manufacturers, and internal manufacturing capacity. As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced, or are in the process of outsourcing, substantially all of our manufacturing capacity to contract manufacturers, including an agreement with Flextronics announced on June 29, 2004 regarding the divestiture of certain of our manufacturing operations and related activities. The transfer to Flextronics of our optical design operations and related assets in Ottawa, Canada and Monkstown, Northern Ireland was completed in the fourth quarter of 2004. On February 8, 2005, we announced the completion of the portion of the transaction relating to our manufacturing activities in Montreal, Canada. On August 22, 2005, we completed the transfer of the manufacturing operations and related activities in Chateaudun, France. We previously reported that the portion of the transaction related to the manufacturing activities in Calgary was expected to close in the second quarter of 2005 and that the balance of the transaction was expected to close on separate dates occurring during the first half of 2005. On September 19, 2005, we announced that we expect to transfer the manufacturing operations and related activities in Calgary and Campinas to Flextronics by the end of the first quarter of 2006. We also announced that we would establish a regional supply chain center in Monkstown to lead our supply chain operations in the EMEA region. We and Flextronics have agreed that we will retain our Monkstown manufacturing operations. We expect that the decision to retain our Monkstown manufacturing operations will result in a reduction of our estimated cash proceeds from assets divested of approximately $100 and a revised total range of proceeds of approximately $575 to $625 of which approximately $200 to $250 is expected to be received in 2006. As of September 30, 2005, we have received net cash of approximately $261 and short term notes and other receivable of $79. These transactions are subject to customary conditions and regulatory approvals. Upon the completion of the divestiture, a significant portion of our supply chain will be concentrated with Flextronics. We work closely with our suppliers and contract manufacturers to address quality issues and to meet increases in customer demand, when needed, and we also manage our internal manufacturing capacity, quality, and inventory levels as required. However, we may encounter shortages or interruptions in the supply of quality components and/or products in the future. In addition, our component suppliers and contract manufacturers have experienced, and may continue to experience, a consolidation in the industry and financial difficulties, both of which may result in fewer sources of components or products and greater exposure to the financial stability of our suppliers. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

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
In addition to the investigations and litigation arising out of our restatements, we are currently a defendant in numerous class actions and other lawsuits, including lawsuits initiated on behalf of holders of Nortel Networks Corporation common shares, which seek damages of material and indeterminate amounts, as well as lawsuits in the ordinary course of our business. In the future, we may be subject to similar litigation. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions). In addition, we may be required to pay judgments or settlements that could have a material adverse effect on our business results of operations, financial condition and liquidity.

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
Management Conclusions Concerning Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of management, including the current CEO and current CFO (William A. Owens and Peter W. Currie, respectively), pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures as at September 30, 2005 (the end of the period covered by this report). The CEO and CFO were appointed to such positions as at April 28, 2004 and February 14, 2005, respectively.
In making this evaluation, the CEO and CFO considered, among other matters:

•	the Second Restatement and the revisions to our preliminary unaudited results for the year ended December 31, 2003;

•	the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee in January 2005 by

WilmerHale and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of our 2003 Annual Report, and adopted by the Board of Directors;

•	the terminations for cause of our former president and chief executive officer, former chief financial officer, former controller and seven additional senior finance employees during the course of the Independent Review and the reasons therefor as described in the Independent Review Summary;

•	the material weaknesses in our internal control over financial reporting that we and our external auditor, Deloitte, have identified (as more fully described below);

•	the measures we have identified, developed and begun to implement, beginning in November 2003, to remedy those material weaknesses (as more fully described below);

•	management’s assessment of our internal control over financial reporting and conclusion that our internal control over financial reporting was not effective as at December 31, 2004, and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, included in Item 8 and Item 9A of our 2004 Annual Report;

•	the conclusion of the CEO and CFO that our disclosure controls and procedures as at March 31, 2005 and as at May 31, 2005 were not effective, included in Item 4 of our Quarterly Report on Form 10-Q for the first quarter of 2005, or the 2005 First Quarter Report;

•	the conclusion of the CEO and CFO that our disclosure controls and procedures as at June 30, 2005 and as at August 8, 2005 were not effective, included in Item 4 of our Quarterly Report on Form 10-Q for the second quarter of 2005, or the 2005 Second Quarter Report; and

•	the ongoing Revenue Independent Review (as more fully described below).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures as at September 30, 2005 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
In light of this conclusion and as part of the extensive work undertaken in connection with the Second Restatement, and the preparation of our 2004 Annual Report, our 2005 First Quarter Report, our 2005 Second Quarter Report and this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.
We record any material adjustments identified before the applicable financial statements are published and consider the materiality of any adjustments relating to prior periods both to the current period and to the prior periods. In the course of the preparation of our financial statements for the three and nine months ended September 30, 2005, and in part as a result of the application of our compensating procedures and processes, we have recorded adjustments related to prior periods which are included in our third quarter 2005 financial statements. These adjustments primarily include various revenue deferrals, a foreign exchange gain (loss) of $8 million and ($2) million for the three and nine months ended September 30, 2005, respectively, and a charge of approximately $16 million attributable to our ongoing divestiture of the remaining manufacturing operations to Flextronics for the nine months ended September 30, 2005. The various revenue deferrals relate to the incorrect application of appropriate revenue recognition models and resulted in a reduction in revenue of approximately $21 million and $39 million for the three and nine months ended September 30, 2005, respectively, and a net reduction in gross profit, including other relevant adjustments, of approximately $20 million and $18 million for the three and nine months ended September 30, 2005, respectively. Our gross profit for the three and nine months ended September 30, 2005 was $1.007 billion and $3.299 billion, respectively. The charge of approximately $16 million in connection with the ongoing divestiture to Flextronics relates to legal and professional fees and real estate impairments which accumulated as deferred costs starting in 2004 and through the first quarter of 2005, should have been recognized as incurred in those prior periods, and resulted in a charge recorded in (gain) loss on sale of businesses and assets in the second quarter of 2005. The aggregate impact of the adjustments relating to prior periods was not material to our results for the three and nine months ended September 30, 2005 or to any individual segment or geographic region. These adjustments resulted in a net increase of approximately $15 million to our net loss, or an approximately $0.00 reduction in basic and diluted loss per common share, for the third quarter of 2005, and a net increase of approximately $40 million to our net loss, or an approximately $0.01 reduction in basic and diluted loss per common share, for the first nine months of 2005. These adjustments were immaterial to our results for the first and second quarters of 2005 and to any interim or annual prior period.
* * * * * *
Material Weaknesses in Internal Control Over Financial Reporting
Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with applicable GAAP. Our internal control over financial reporting should include those policies and procedures that:

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
For additional information with respect to the material weaknesses and other deficiencies identified at the time of the First Restatement and the Second Restatement, as well as certain additional background information regarding the

First Restatement and the Second Restatement, see Item 9A of our 2003 Annual Report and 2004 Annual Report, note 3 to the audited consolidated financial statements accompanying our 2003 Annual Report and “ — Developments in 2004 — Restatements” in the MD&A section of our 2003 Annual Report.
* * * * * *
Changes in Internal Control Over Financial Reporting and Remedial Measures
We continue to identify, develop and begin to implement remedial measures to strengthen our internal control over financial reporting and address the material weaknesses in our internal control over financial reporting. At the recommendation of the Audit Committee, the Board of Directors adopted all of the recommendations for remedial measures contained in the Independent Review Summary. The governing principles of the recommendations developed by WilmerHale and provided to the Audit Committee were the following:

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
In January 2005, the Board of Directors directed management to develop a detailed plan and timetable for the implementation of these principles and is monitoring their implementation. Management has begun to implement certain of these principles as set forth in more detail below and is also in the process of reviewing its other remedial measures in light of these principles. A number of these principles remain to be addressed in whole or in part, due in part to the substantial efforts needed to reestablish our current financial reporting in accordance with U.S. and Canadian securities laws, the significant turnover in our finance personnel, changes in our accounting systems, and documentation weaknesses. Management is in the process of developing an overall assessment of the areas of these remedial principles that need to be implemented along with a proposed detailed timeline for implementation. Management is also considering the internal and external resources that will be needed to support, sustain and monitor the effectiveness of both the remedial efforts undertaken to date as well as those planned for the future. As noted below in connection with the ongoing Revenue Independent Review, the Audit Committee anticipates that there will be additional work done by us on remedial measures, internal controls, and improvements to processes up to and following the filing of our and NNL’s 2005 audited financial statements. In addition, management continues to address the improper conduct associated with the misuse of provisions and releases that was found in the Independent Review on provisioning. We have taken and continue to take disciplinary action with respect to some employees and plan to make additional personnel changes. Senior management has regularly communicated to our employees, through education sessions, town hall meetings and training, that it will not tolerate accounting conduct that involves the misapplication of U.S. GAAP and will hold employees accountable for their actions and decisions.
We have identified, developed and begun to implement a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified above, as discussed below, and these measures are in the process of being reviewed and amplified in light of the remedial principles adopted by the Board of Directors. The following is a highlight of steps previously reported and a number of those taken during the third quarter of 2005.

•	Appointment of New Senior Leadership with an emphasis on High Ethical and Moral Standards.

•	In April 2004, we terminated for cause our former president and chief executive officer, former chief financial officer and former controller. In August 2004, we terminated for cause seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic regions.

•	Following those actions, we appointed new senior leadership, including a new CEO, CFO, controller, and chief audit and security officer.

•	Emphasis by New Senior Management of Honesty and Ethical Behavior.

•	Management continues to focus on promoting a culture of honesty and ethical behaviour through various initiatives such as senior management and employee communications, including education sessions, town hall meetings and training.

•	Management continues to address the improper conduct associated with the misuse of provisions and releases that was found in the Independent Review on provisioning. We have taken and continue to take disciplinary action with respect to some employees and plan to make additional personnel changes.

•	Emphasis on Reliable and Transparent Financial Reporting.

•	Over the course of and subsequent to the Second Restatement process, our current CEO, William A. Owens, our CFO through the Second Restatement process, William R. Kerr, and our current CFO, Peter Currie, have communicated to employees the importance of the Second Restatement process and the ongoing need for reliable and transparent financial reporting and ethical conduct. Additionally, our senior management team encourages employees to raise issues of concern to management’s attention without fear of retribution.

•	Since July 2004, we have reinforced the importance of internal controls over financial reporting throughout the organization, including through numerous education sessions, staff meetings, and formal presentations, to various levels of management.

•	Beginning in September 2004, we implemented mandatory training procedures for senior management with respect to our internal “back-up” certification process to support certification requirements with respect to our periodic reports. Quarterly, we review and amend as necessary our list of “back-up” certifiers and train any new certifiers as required.

•	Beginning in 2005, as part of the preparation of our 2004 Annual Report, we implemented a process to increase visibility to management of potential accounting adjustments after the close of a financial reporting period. In addition, management now also highlights to the Audit Committee all adjustments made, or considered if potentially significant, after the close of a financial period. In 2005, our CFO and controller also implemented a quarterly financial review with senior business leaders prior to filing our financial results.

•	In the third quarter of 2005, we improved the global systems and processes first implemented in 2004 to better track our accrued liabilities and provisions and help support our balance sheet review process.

•	In connection with our assessment of internal control over financial reporting pursuant to SOX 404, we have begun to modify or enhance existing processes and implement new control activities, including improved levels of documentation, and enhanced monitoring and supervision of accounting processes such as the reconciliation of account balances and compliance with internal policies.

•	Alignment of Leadership Compensation with Financial Accountability.

•	Beginning in 2004, the Board of Directors has taken steps to include financial accountability as a key qualitative factor in the individual leadership performance objectives for determination of incentive cash awards under our annual incentive plan.

•	In January 2005, we received notification from certain senior executives that they would as a matter of corporate leadership and integrity pay an amount equal to their “Return to Profitability” bonuses (net of tax withheld at source), to demonstrate, among other things, that inappropriate accounting conduct was unacceptable to them. These payments are to be made over a three year period. The first payments were made in August 2005 by these current (and in some cases now former) senior executives in accordance with this undertaking. See Item 2 of Part II of this report.

•	Extended Balance Sheet Reviews. In March 2005, we implemented extended and enhanced balance sheet review procedures for each financial period beginning with the third quarter of 2004 such that we conducted regular balance sheet reviews across all segments and major statutory entities in advance of our periodic report filings.

•	Finance Department Organizational Structure. We have begun to implement plans to transform our finance organization, which include a renewed commitment to transparency, accuracy, accountability and competency as fundamental goals.

•	We continue to hire finance personnel (with a focus on qualified accounting professionals) to strengthen the finance organization’s technical skills and experience and to address employee attrition.

•	Strengthening of Control Group and Separation from Financial Planning and Analysis.

•	In the third quarter of 2005, we began the process of identifying the appropriate segregation of duties between our financial planning and analysis organization and our control group. We expect to substantially complete this segregation by the end of the first quarter of 2006. This segregation will implement another remedial principle adopted by the Board of Directors, and is part of a global organizational design we developed with the assistance of Accenture, Inc. This design also modifies and clarifies roles and accountabilities within the finance organization. Implementation of a new finance organization structure commenced in the second quarter of 2005 and should conclude in 2007.

•	We are continuing the implementation, in stages, of an information technology platform (SAP) to provide an integrated global financial system.

•	On-going Training and Processes.

•	To strengthen our finance organization’s technical skills and experience, we re-established in the second quarter of 2004 our formal finance training group to implement ongoing training programs for our finance personnel. Training of finance personnel is on-going. For example, in the third quarter of 2005, we commenced more in-depth training for finance personnel in revenue recognition under U.S. GAAP, as well as introductory financial statement review courses for certain non-finance personnel.

•	Internal Audit.

•	In the first quarter of 2004, the Audit Committee of the Board of Directors modified the mandate of our internal audit function to place a greater emphasis on the adequacy of, and compliance with, procedures relating to internal control over financial reporting.

•	In October 2004, we engaged outside consultants to conduct a strategic performance review of the internal audit function. The objective of this review was to ensure that internal audit meets professional internal audit standards and moves towards audit best practices. Following this review, we began to implement the recommendations from the review, and implementation is ongoing.

•	In July 2005, we appointed Robert J. Bartzokas, an experienced accounting and auditing professional and an expert in U.S. GAAP, as vice-president, audit, reporting both to the CEO and the Chairman of the Audit Committee. In October 2005, Mr. Bartzokas’ role was expanded to include responsibility for corporate security, and his title was changed to chief audit and security officer.

•	Manual Journal Entry Processes.

•	Beginning in the fourth quarter of 2004, we developed new procedures related to manual journal entries, which focus on approvals, more stringent documentation processes, and restricted user access to manual journal entry functions to specific approved users. We continue to work towards achieving full implementation of these manual journal entry procedures.

•	Consistent with our established processes and similar tools used in North America and CALA, in the third quarter of 2005, we implemented a new data management tool to collect and centralize the manual journal entry documentation for our global corporate consolidations organization.
The above mentioned changes in internal control over financial reporting materially affected our internal control over financial reporting, and these changes and expected changes as a result of remedial measures to be developed and implemented are reasonably likely to materially affect and strengthen our internal control over financial reporting in the future. As mentioned above, management has begun to implement certain of the remedial principles adopted by the Board of Directors and is also in the process of reviewing its other remedial measures in light of these principles.

In the period covered by this report, the following changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	The appointment of our chief audit and security officer Robert Bartzokas, which is more fully described above.

•	Concurrent with and arising from the completion of the portion of the Flextronics transaction related to the manufacturing activities in Chateaudun, France, as described in greater detail under “Business Overview — Evolution of Our Supply Chain Strategy” in the MD&A section of this report, we migrated in the third quarter of 2005 existing accounts payable and supply chain functions related to this transaction to SAP. Approximately 350 employees from various business functions located primarily in Chateaudun were transferred in connection with the completion of the transaction. In addition, we also completed the transition of repair services for the optical product line to Flextronics in EMEA. In relation to these activities, we have modified our internal controls to accommodate changes in our business processes and implemented some compensating manual processes and controls which we continue to monitor to determine whether any additional compensating controls are required.

•	We completed a few migrations and implementations for certain SAP modules for our operations and accounts payable activities in Japan, Australia and New Zealand and implemented a new accounts receivable software system in Australia and New Zealand.

•	In the third quarter of 2005, we migrated or upgraded our legacy contract ledger revenue recognition systems in Australia, New Zealand, Japan and CALA to the same system used in North America, adding region specific requirements as required. In relation to these activities, we have implemented several compensating manual controls.

•	We enhanced our process for documenting and reviewing permitted staff access to our information global financial reporting systems.
In June 2005, we completed the acquisition of PEC (as described in greater detail under “Developments in 2005 — Acquisitions” in the MD&A section of this report and in note 8 of the accompanying unaudited consolidated financial statements). Management is still assessing at this time the impact of this transaction on our internal control over financial reporting.
* * * * * *
Revenue Independent Review
As described in our 2003 Annual Report, management identified certain accounting practices and errors related to revenue recognition that it determined to adjust as part of the Second Restatement. In light of the resulting corrections to previously reported revenues, the Audit Committee determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement, with a particular emphasis on the underlying conduct. The Audit Committee sought a full understanding of the historic events that required the revenues for these specific transactions to be restated and intended to consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee engaged Wilmer Cutler Pickering Hale and Dorr to advise it in connection with this review. Because of the significant accounting issues involved in the inquiry, WilmerHale retained Huron Consulting Services LLC to provide expert accounting assistance.
The review focused principally on transactions that account for approximately $3.0 billion of the $3.4 billion in restated revenue, with a particular emphasis on transactions that account for approximately $2.6 billion in 2000. That emphasis was appropriate because (1) the size of the revenue restatement for 2000 ($2.8 billion of the total restated revenue of $3.4 billion) and (2) some of the same types of errors made in 2000 typically reoccurred in subsequent years. As more fully described in Item 9A of the 2003 Annual Report, the revenue adjustments that were part of the Second Restatement primarily related to certain categories of transactions, and the independent review has examined transactions in each of these categories.

The independent review of the facts leading to the initial erroneous recognition of revenues that have been restated is substantially complete. While the primary focus of the review was on the underlying conduct related to the transactions discussed above that were restated, this review found no additional accounting errors that should be investigated by management for possible restatement. The independent review is ongoing as the Audit Committee continues to evaluate the causes for the underlying conduct that gave rise to the initial erroneous recognition of revenue and possible remedial measures to strengthen internal controls and processes.
The Audit Committee expects to complete its review prior to the filing of the 2005 Annual Report on Form 10-K by us. The Audit Committee anticipates that there will be additional work done by us on remedial measures, internal controls, and improvements to processes up to and following the filing of our and NNL’s 2005 audited financial statements.
The Board of Directors is committed to fully cooperate with the ongoing investigations of these matters by the regulatory and law enforcement authorities in both Canada and the United States.

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
On September 30, 2005, Nortel announced that a mediator has been jointly appointed by the two U.S. District Court Judges presiding over two class action lawsuits pending in the U.S. District Court for the Southern District of New York to oversee settlement negotiations between Nortel and the lead plaintiffs in both the U.S. shareholder class action consolidated on October 16, 2001 and the U.S. shareholder class action consolidated on June 30, 2004. The appointment of the mediator was pursuant to a request by Nortel and the lead plaintiffs for the Courts’ assistance to facilitate the possibility of achieving a global settlement regarding these actions. The settlement discussions before the mediator will be confidential and non-binding on the parties without prejudice to their respective positions in the litigation. In the event that the parties reach agreement, any such proposed resolution would be subject to the Courts’ approval. There can be no assurance that the parties will agree upon a proposed resolution and, in the event they do not, the actions would continue to proceed.
A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from

October 27, 2000 to February 15, 2001 and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the Nortel Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004. On June 17, 2005, the plaintiffs filed a Second Amended Consolidated Class Action Complaint that added additional current and former directors, officers and employees as defendants and alleged breach of fiduciary duty on behalf of the Plan and as a purported class action on behalf of participants and beneficiaries of the Plan who held shares of the Nortel Networks Stock Fund during the period from March 7, 2000 through June 17, 2005. On July 8, 2005, the defendants filed a Renewed Motion to Dismiss Plaintiffs’ Second Amended Class Action Complaint. On July 29, 2005, plaintiffs filed an opposition to the motion, and defendants filed a reply memorandum on August 12, 2005.
Subsequent to the March 10, 2004 announcement in which Nortel indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities. On June 30, 2004, the Court signed Orders consolidating the 27 class actions and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel Networks Corporation and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint. On January 18, 2005, the lead plaintiffs, Nortel and the Audit Committee Defendants reached an agreement in which Nortel would withdraw its motion to dismiss and plaintiffs would dismiss Count II of the complaint which asserts a claim against the Audit Committee Defendants. On May 13, 2005, the plaintiffs filed a motion for class certification. On September 16, 2005, lead plaintiffs filed an amended consolidated class action complaint that rejoined the previously dismissed Audit Committee Defendants as parties to the action.
On May 14, 2004, Nortel announced that it had received a federal grand jury subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. On August 23, 2005, Nortel received an additional federal grand jury subpoena in this investigation seeking production of additional documents, including documents relating to The Nortel Retirement Income Plan and The Nortel Long Term Investment Plan.

On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain directors and officers, and certain former directors and officers, of Nortel alleging, among other things, breach of fiduciary duties owed to Nortel during the period from 2000 to 2003 including by causing Nortel to engage in unlawful conduct or failing to prevent such conduct; causing Nortel to issue false statements; and violating the law. On February 14, 2005, the defendants filed motions to dismiss the derivative complaint. On April 29, 2005, the plaintiffs filed an opposition to the motions to dismiss. On May 26, 2005, the defendants filed a reply memorandum in support of the motions to dismiss. On August 24, 2005, the Court issued an opinion and order granting defendants’ motions to dismiss the derivative complaint. Since plaintiffs did not appeal the dismissal and the time to file an appeal has passed, this action is concluded.
Except as noted above, there have been no material developments in our material legal proceedings. For additional discussion of our material legal proceedings, see “Contingencies” in note 17 of the accompanying unaudited consolidated financial statements and “Legal Proceedings” and “Risk Factors/forward looking statements” in the MD&A section of this report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2005, Nortel Networks Corporation issued an aggregate of 52,252 shares upon the exercise of options granted under the Nortel Networks/ BCE 1985 Stock Option Plan and the Nortel Networks/ BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE Inc. employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration pursuant to Regulation S under the United States Securities Act of 1933 (the “Securities Act”), as amended. All funds received by Nortel Networks Corporation in connection with the exercise of stock options granted under the two Nortel Networks/ BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to Nortel Networks Corporation to round up fractional entitlements into whole shares. Nortel Networks Corporation keeps these nominal amounts and uses them for general corporate purposes.

	Number of Common Shares Issued
	Without U.S. Registration Upon	Range of
	Exercise of Stock Options Under	Exercise Prices
Date of Exercise	Nortel/BCE Plans	Canadian $

7/14/2005	9,069	$31.63-$46.48
8/31/2005	24,658	$34.40-$51.88
9/22/2005	18,525	$31.63-$58.38
Issuer Purchases of Equity Securities
The following table sets forth the number of common shares of Nortel Networks Corporation purchased by Nortel Networks Corporation during the third quarter of 2005:

(d) Maximum Number
(or Approximate
				(c) Total Number of	Dollar Value) of
	(a) Total Number			Shares (or Units)	Shares (or Units)
	of Shares		(b) Average Price	Purchased as Part of	that may yet be
	(or Units)		Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased		(or Unit)	Plans or Programs(1)	Plans or Programs

July 1-31	—		—	—	—
August 1-31	968,187	(1)	$3.33	—	—
September 1-30	—		—	—	—

Total	968,187		$3.33	—	—

(1)	Common shares of Nortel Networks Corporation surrendered by members of Nortel’s core executive leadership team for cancellation in connection with the voluntary undertaking by each such member to pay over a three year period an amount equal to the return to profitability bonus paid to such member in 2003, net of tax deductions at source. Such persons may deliver to us additional common shares in connection with such voluntary undertaking from time to time.

ITEM 5.     Other Information
On October 31, 2005, Mr. Mike S. Zafirovski, Motorola, Inc., or Motorola, and Nortel reached a settlement regarding the lawsuit filed October 18, 2005 by Motorola against Mr. Zafirovski. Mr. Zafirovski will begin his tenure as president and chief executive officer of Nortel Networks Corporation, or Nortel, and Nortel Networks Limited, or NNL, and director of the Board of Directors of Nortel and NNL, on November 15, 2005, as originally planned and announced. Under the terms of the settlement, which is subject to confidentiality restrictions, there are no admissions by Mr. Zafirovski, Nortel or Motorola of any violations of law, breaches of any agreements, or any other improper conduct, which all parties deny. The terms of the settlement provide that Mr. Zafirovski cannot disclose Motorola trade secrets or confidential information, and Mr. Zafirovski and Nortel have agreed for a specified period to refrain from hiring or recruiting Motorola employees under certain circumstances. The settlement also includes restrictions, until July 1, 2006, on Mr. Zafirovski’s communications with certain specified companies, some of which are Nortel’s customers, and limitations on his ability to advise the registrant on competitive strategy or analysis relative to Motorola for a defined period. Mr. Zafirovski will also repay Motorola US$11.5 million, which is part of his separation payment from Motorola, and Nortel has agreed to fully reimburse Mr. Zafirovski for this repayment.

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

Exhibit No.		Description

10.1		Proxy Agreement effective as of July 29, 2005 with respect to Capital Stock of Nortel Government Solutions Inc. by and among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc., Nortel Government Solutions Inc., James Frey, Thomas McInerney, Gregory Newbold, and the United States Department of Defense.
10	.2*	Letter dated March 1, 2005, to Mr. Lynton (Red) Wilson, Chairman of the Board of Nortel Networks Corporation, delivered on August 11, 2005 from certain officers of Nortel Networks Corporation modifying their letter of undertaking dated January 10, 2005 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated August 18, 2005).
10.3		Escrow Agreement dated as of March 1, 2005 and as entered into on August 11, 2005 between Nortel Networks Corporation, Computershare Trust Company of Canada and certain officers of Nortel Networks Corporation.
10	.4*	Third Amending Agreement to Asset Purchase Agreement between Nortel Networks Limited, Flextronics International Ltd., and Flextronics Telecom Systems Ltd., made as of August 22, 2005 (filed as Exhibit 99.1 to Nortel Network Corporation’s Current Report on Form 8-K dated August 26, 2005).
10	.5*	Form of Instrument of Award in connection with the award of restricted stock units under the Nortel 2005 Stock Incentive Plan (filed as Exhibit 10.1 to Nortel Network Corporation’s Current Report on Form 8-K dated September 12, 2005).
10.6		Termination Agreement dated September 7, 2005 between Nicholas DeRoma, Chief Legal Officer and Nortel Networks Corporation.
31.1		Certification of the Vice-Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of the Vice-Chairman and Chief Executive Officer and Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTEL NETWORKS CORPORATION
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ PETER W. CURRIE	/s/ PAUL W. KARR

PETER W. CURRIE	PAUL W. KARR
Executive Vice-President	Controller
and Chief Financial Officer
Date: November 2, 2005