Form 10-K
period 2005-12-31
NORTEL NETWORKS CORP
filed 2006-05-01
CIK 72911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-07260
Nortel Networks Corporation
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8200 Dixie Road, Suite 100,	L6T 5P6
Brampton, Ontario, Canada (Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (905) 863-0000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares without nominal or par value 4.25% Convertible Senior Notes Due 2008	New York Stock Exchange New York Stock Exchange
The common shares are also listed on the Toronto Stock Exchange in Canada
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐          No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐          No ☑
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
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑          Accelerated filer ☐          Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No☑
On April 17, 2006, 4,335,644,313 common shares of Nortel Networks Corporation were issued and outstanding. Non-affiliates of the registrant held 4,333,778,951 common shares having an aggregate market value of $12,004,567,694 based upon the last sale price on the New York Stock Exchange on April 17, 2006, of $2.77 per share; for purposes of this calculation, shares held by directors and executive officers have been excluded.
DOCUMENTS INCORPORATED BY REFERENCE
Nortel Networks 2006 Proxy Circular and Proxy Statement to be filed with the Commission

EXPLANATORY NOTE
Nortel Networks Corporation previously announced the need to restate its consolidated financial statements for the years ended December 31, 2003 and 2004 and the first nine months of 2005.
The consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for the years ended December 31, 2004 and 2003 and the consolidated balance sheet as of December 31, 2004, including the applicable notes, contained in this Annual Report on Form 10-K have been restated. Nortel has also included in this report restated unaudited consolidated financial information for each of the first three quarters of 2005 and each of the quarters in 2004.
In addition, the Third Restatement involved the restatement of Nortel’s consolidated financial statements for 2002 and 2001. Amendments to Nortel’s prior filings with the United States Securities and Exchange Commission would be required in order for Nortel to be in full compliance with Nortel’s reporting obligations under the Securities Exchange Act of 1934. However, any amendments to Nortel’s Annual Reports on Form 10-K for the years ended December 31, 2004 and 2003 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2005 and 2004, respectively, would in large part repeat the disclosure contained in this report. Accordingly, Nortel does not plan to amend these or any other prior filings. Nortel believes that it has included in this report all information needed for current investor understanding.
Nortel has not restated the separate consolidated financial statements of Nortel’s indirect subsidiary, Nortel Networks S.A., originally presented in Nortel’s Annual Report on Form 10-K for the year ended December 31, 2003 or the supplemental consolidating financial information presented in Nortel’s Annual Report on Form 10-K for the years ended December 31, 2004 and 2003 (as well as in relevant Quarterly Reports on Form 10-Qs during the applicable periods). As certain guarantee and security agreements that gave rise to the requirement to present this information under applicable rules under the Securities and Exchange Act of 1934 were no longer in effect as at December 31, 2005, Nortel is not required to present this information in this Annual Report on Form 10-K and Nortel believes that the restatement of this information would not be relevant for current investor understanding. The previously filed consolidated financial statements of Nortel Networks S.A. and supplemental consolidating financial information should no longer be relied upon.
For a description of the restatements, see “Restatement” in note 4 of the accompanying audited consolidated financial statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements; Nortel Networks Audit Committee Independent Review; Material Weaknesses; Related Matters” contained in this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I
ITEM 1.	Business	1
	Overview	1
	Developments in 2005 and 2006	2
	Networking solutions	4
	Wireless networking solutions	5
	GSM and UMTS Networks	6
	CDMA Networks	7
	Enterprise Networks	8
	Carrier Packet Networks	11
	Sales and distribution	14
	Backlog	14
	Product standards, certification and regulations	15
	Sources and availability of materials	15
	Seasonality	16
	Strategic alliances, acquisitions and minority investments	16
	Research and development	16
	Intellectual property	17
	Employee relations	17
	Environmental matters	18
	Financial information by operating segment and product category	19
ITEM 1A.	Risk Factors	19
ITEM 1B.	Unresolved Staff Comments	42
ITEM 2.	Properties	42
ITEM 3.	Legal Proceedings	43
ITEM 4.	Submission of Matters to a Vote of Security Holders	48

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
	Securities authorized for issuance under equity compensation plans	49
	Dividends	49
	Canadian tax matters	49
	Sales or other dispositions of shares	50
	Sales of unregistered securities	50
ITEM 6.	Selected Financial Data	51
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
	Business Overview	56
	Developments in 2005 and 2006	59
	Restatements; Nortel Audit Committee Independent Review; Material Weaknesses; Related Matters	63
	Results of Operations — Continuing operation	76
	Results of Operations — Discontinued Operations	94
	Liquidity and Capital Resources	95
	Off-balance Sheet Arrangements	105
	Application of Critical Accounting Policies and Estimates	107
	Accounting Changes and Recent Accounting Pronouncements	116
	Canadian Supplement	118
	Market Risk	120
	Equity Price Risk	121
	Environmental Matters	121
	Legal Proceedings	121
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	122
ITEM 8.	Financial Statements and Supplementary Data	122
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	231

i

ITEM 9A.	Controls and Procedures	231
	Management Conclusions Concerning Disclosure Controls and Procedures	231
	Management’s Report on Internal Control Over Financial Reporting	231
	Report of Independent Registered Chartered Accountants	233
	Third Restatement	235
	Revenue Independent Review	237
	Remedial Measures	237
	Changes in Internal Control Over Financial Reporting	240
ITEM 9B.	Other Information	240

PART III
ITEM 10.	Directors and Executive Officers of the Registrant	241
ITEM 11.	Executive Compensation	241
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	241
ITEM 13.	Certain Relationships and Related Transactions	241
	Indebtedness of Management	241
ITEM 14.	Principal Accountant Fees and Services	242
	Audit fees	242
	Audit-related fees	242
	Tax fees	242
	All other fees	242

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	243
SIGNATURES		250
All dollar amounts in this document are in United States dollars unless otherwise stated.
NORTEL, NORTEL (Logo), NORTEL NETWORKS, the GLOBEMARK (Logo), NT, and NORTEL >BUSINESS MADE SIMPLE are trademarks of Nortel Networks.
MOODY’S is a trademark of Moody’s Investors Service, Inc.
NYSE is a trademark of the New York Stock Exchange, Inc.
SAP design mark is a trademark of SAP Aktiengesellschaft
S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.
All other trademarks are the property of their respective owners.

ii

PART I
ITEM 1.     Business
Overview
Nortel is a global supplier of communication equipment serving both service provider and enterprise customers. We deliver products and solutions that help simplify networks, improve productivity as well as drive value creation and efficiency for consumers. Our technologies span access and core networks, support multimedia and business-critical applications, and help eliminate today’s barriers to efficiency, speed and performance by simplifying networks and connecting people with information. Our networking solutions consist of hardware, software and services. Our business activities include the design, development, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. As a substantial portion of our business has a technology focus, we are dedicated to making strategic investments in research and development, or R&D. We believe one of our core strengths is strong customer loyalty from providing value to our customers through high reliability networks, a commitment to ongoing support, and evolving solutions to address product technology trends.
During 2005, our business was organized into four reportable segments: Carrier Packet Networks; Code Division Multiple Access, or CDMA, Networks; Global System for Mobile communications, or GSM, and Universal Mobile Telecommunications Systems, or UMTS, Networks; and Enterprise Networks. We refer you to the descriptions of each of these segments below.
On September 30, 2005, we announced a new organizational structure that we expect will strengthen our enterprise focus, drive product efficiencies, and enhance our delivery of global services. The new alignment includes two product groups: (i) Enterprise Solutions and Packet Networks, which combines optical networking solutions (included in our Carrier Packet Networks segment in 2005), data networking and security solutions and portions of circuit and packet voice solutions (included in both our Carrier Packet Networks segment and Enterprise Networks segment in 2005) into a unified product group; and (ii) Mobility and Converged Core Networks, which combines our CDMA solutions and GSM and UMTS solutions (each a separate segment in 2005) and other circuit and packet voice solutions (included in our Carrier Packet Networks segment in 2005). By creating two product groups, we expect to simplify our business model and create new cost efficiencies by leveraging common hardware and software platforms. We expect these two product groups to form our reportable segments commencing in the first quarter of 2006.
We are also in the process of establishing an operating segment that focuses on providing professional services in five key areas: integration services, security services, managed services, optimization services and maintenance services; which are currently a component of all of our networking solutions. We expect this operating segment to become a third reportable segment in the second half of 2006.
For financial information by reporting segment and product category, see “Segment information” in note 6 of the accompanying audited consolidated financial statements and “Results of Operations — Continuing Operations — Segment Information” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, section of this report.
The Company’s principal executive offices are located at 8200 Dixie Road, Suite 100, Brampton, Ontario, Canada, L6T 5P6, telephone number (905) 863-0000. The Company was incorporated in Canada on March 7, 2000 under the name New Nortel Inc. On May 1, 2000, the Company participated in a Canadian court-approved plan of arrangement under which, among other things, the Company exchanged its common shares for all of the outstanding common shares of Nortel Networks Limited (previously known as Nortel Networks Corporation); Nortel Networks Limited, or NNL, became the principal operating subsidiary of the Company; and the Company changed its name to Nortel Networks Corporation. The Company is not a foreign private issuer, as defined in Rule 3b-4 under the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act.
Where we say “we”, “us”, “our” or “Nortel”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable. References to “the Company” mean Nortel Networks Corporation without its subsidiaries. Where we refer to the “industry”, we mean the telecommunications industry.
The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge under “Investor Relations” on our website at www.nortel.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the United States Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this or any other report filed with or furnished to the SEC.
Developments in 2005 and 2006

Our Business Environment
With the growth of data, voice and multimedia communications over the public telephone network, the public Internet and private voice and data communications networks, disparate networks are migrating to converged high performance packet networks that can support most types of communications traffic and applications. Converged voice and data networks incorporating packet-based technologies provide an opportunity for service providers to offer new revenue-generating services while reducing annual operating costs and an opportunity for enterprises to become more cost effective and productive. We believe our key advantage lies in our ability to transition and upgrade our enterprise and service provider customers’ voice and data networks to multimedia-enabled Internet Protocol, or IP, networks with carrier grade reliability.
The demand for voice over IP, or VoIP, and broadband access to IP based networks and third generation, or 3G, wireless networks were a source of industry growth in 2005, and we expect spending in these areas will continue to expand the market for services and solutions provided by communications equipment vendors. We anticipate this demand to lead to further investment in network infrastructure, including optical technologies, and application convergence. Regulatory developments, including the anticipated grant of new national licenses for 3G wireless services in China, are also expected to have a positive impact on industry demand for next generation wireless services.
At the same time, the market for traditional voice and second generation wireless technologies is expected to continue to decline. These significant technology shifts have resulted in service providers and enterprises limiting their investment in mature technologies as they focus on maximizing return on invested capital, requiring communications equipment vendors to leverage their installed base in legacy markets. Furthermore, pricing pressures continue to increase as a result of global competition, particularly from suppliers situated in emerging markets with low cost structures like China. Consolidation among customers, leading to fewer and larger customers, many of whom are focusing on improving the efficiency of their combined networks rather than network expansion, is also increasing pricing pressure. In addition, significant consolidation among communications equipment vendors is commencing and is expected to continue.
While we have seen encouraging indicators in certain parts of the market, we can provide no assurance the growth areas that have begun to emerge will continue in the future. See the “Risk Factors” section of this report for factors that may negatively impact our results.

Third Restatement and Related Matters
As part of the remedial measures described in the “Controls and Procedures” section of this report and to compensate for the unremedied material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to enhance our controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under accounting principles generally accepted in the United States, or U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods. In addition, based on our review of our revenue recognition policies and discussions with our independent registered chartered accountants as part of the 2005 audit, we determined that in our previous application of these policies, we misinterpreted certain of these policies principally related to complex contractual arrangements with customers where multiple deliverables were accounted for using the percentage-of-completion method of accounting under SOP 81-1. In correcting for these application errors, the timing of revenue recognition was frequently determined to be incorrect, with revenue having generally been recognized prematurely when it should have been deferred and recognized in later periods.
Management’s determination that these errors required correction led to the decision by the Audit Committees of our and NNL’s Boards of Directors, or the Audit Committee, on March 9, 2006 to effect a restatement of our consolidated financial statements for the years ended December 31, 2004, 2003, 2002 and 2001 and the quarters ended March 31, 2005 and 2004, June 30, 2005 and 2004, and September 30, 2005 and 2004, or the Third Restatement.

The following are the key developments as a result of the foregoing matters and the delayed filing of this report with the SEC:

•	An event of default occurred under our $1.3 billion one-year credit facility, or the 2006 Credit Facility.
•	An event of default occurred under our $750 million support facility, or the EDC Support Facility.
•	We and NNL are not in compliance with our obligations to deliver our SEC filings to the trustees under our public debt indentures.
•	We suspended, as of March 10, 2006, the grant of any new equity and exercise or settlement of previously outstanding awards under various Nortel employee plans.
•	On April 10, 2006, the Ontario Securities Commission issued a final order prohibiting all trading by our directors, officers and certain current and former employees in our and NNL’s securities.
•	We are in breach of the continued listing requirements of the New York Stock Exchange, or NYSE, and the Toronto Stock Exchange, or TSX.
•	We postponed our Annual Shareholders’ Meeting for 2005 to June 29, 2006 due to the delay in filing this report.
•	We announced the need to delay the filing of our and NNL’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2006, or the 2006 First Quarter Reports. We now expect to file the 2006 First Quarter Reports no later than the week of June 5, 2006.
For more information on the Third Restatement and the above key developments, see “Restatements; Nortel Audit Committee Independent Review; Material Weaknesses; Related Matters” in the MD&A section of this report, the “Risk Factors” section of this report and note 4 of the accompanying audited consolidated financial statements.

Our Strategy
We continue to drive our business forward with a renewed focus on execution and operational excellence through (i) the transformation of our businesses and processes; (ii) integrity renewal and (iii) growth imperatives.
Our plan for business transformation is expected to address our biggest operational challenges and is focused on simplifying our organizational structure, reflecting the alignment of carrier and enterprise networks, and maintains a strong focus on revenue generation as well as quality improvements and cost reduction through a program known as Six Sigma. This program contemplates the transformation of our business in six key areas: services, procurement effectiveness, revenue stimulation (including sales and pricing), R&D effectiveness, general and administrative effectiveness, and organizational and workforce effectiveness. Employees throughout our organization are engaged in supporting various objectives in each of these areas.
We remain focused on integrity renewal through a commitment to effective corporate governance practices, remediation of our material weaknesses in our internal controls and ethical conduct. We have enhanced our compliance function to increase compliance with applicable laws, regulations and company policies and to increase employee awareness of our code of ethical business conduct.
Our growth imperatives are motivated by a desire to increase profitable growth and focus on areas where we can attain a leadership position and a minimum market share of twenty percent in key technologies. Some areas in which we plan to increase our investment include products compliant with the Worldwide Interoperability for Microwave Access, or WiMAX, standard, the IP Multimedia Subsystem, or IMS, architecture, and IPTV. As part of this strategy, we have decided to redirect funding from our services edge router business and to sell certain assets of our blade server switch business unit.
We have developed our strategy with a view to maximizing the effectiveness of our strategic alliances and capturing the benefits of growing technology convergence in the marketplace. We believe our strategy will position us to respond to evolving technology and industry trends and enable us to provide end-to-end solutions that are developed internally and through our strategic alliances. We expect to continue to play an active role in influencing emerging broadband and wireless standards. Furthermore, we believe cooperation of multiple vendors is critical to the success of our communications solutions for both service providers and enterprises.
Recent key strategic and business initiatives include our finance transformation project, which will implement, among other things, a new information technology platform (SAP) to provide an integrated global financial system; growing our business with U.S. government clients through PEC Solutions, Inc. (now Nortel Government Solutions Incorporated), or PEC, which we acquired in June 2005; establishing a greater presence in Asia Pacific through our recently established joint venture with LG Electronics, Inc., or LG; strengthening our end-to-end convergence solutions and focus on the enterprise market, including the acquisition of Tasman Networks, Inc.; and evolving our supply chain strategy.

Significant business developments
Some of our activities and other business developments in 2005 and 2006 included:

•	On February 24, 2006, we acquired Tasman Networks, an established networking company that provides a portfolio of secure enterprise routers, for $99.5 million in cash;
•	On February 14, 2006, we entered into the 2006 Credit Facility and used the net proceeds primarily to repay the outstanding $1,275 million aggregate principal amount of NNL’s 6.125% Notes that matured on February 15, 2006;
•	On February 8, 2006, we first announced that, as a result of the previously announced mediation process we entered into with the lead plaintiffs in two significant class action lawsuits pending in the U.S. District Court for the Southern District of New York and based on the recommendation of a senior Federal Judge, we and the lead plaintiffs have reached an agreement in principle to settle these lawsuits, or the Proposed Class Action Settlement;
•	On November 9, 2005, we and Huawei Technologies Co., Ltd, or Huawei, entered into a Memorandum of Understanding to establish a joint venture for developing ultra broadband access solutions;
•	Mr. Mike S. Zafirovski was appointed president and chief executive officer, effective November 15, 2005. Mr. Zafirovski succeeded Mr. William A. Owens as chief executive officer;
•	On November 2, 2005, we formed a joint venture with LG named LG-Nortel Co. Ltd., or LG-Nortel, that will offer telecommunications and networking solutions to customers in the Republic of Korea and other markets globally;
•	On June 3, 2005, we acquired PEC; and
•	We continued the planned divestiture of substantially all of our remaining manufacturing operations to Flextronics, as described in detail below under “Sources and availability of materials”.
For information on these and other developments in 2005 and 2006, see “Acquisitions, divestitures and closures” in note 10, “Long-term debt, credit and support facilities” in note 11 and “Subsequent events” in note 23 of the accompanying audited consolidated financial statements and “Developments in 2005 and 2006” in the MD&A section of this report.
Networking Solutions
Our networking solutions include network equipment, software and other technologies that enable communications between two or more points defining a network through the use of data, voice and multimedia networking. Our networking solutions also consist of related professional services which may include: strategic planning; network design and engineering; network optimization; network operations planning and consulting; and installation and ongoing technical support.
Networking solutions can be circuit-based or packet-based. Our circuit-based networking solutions consist of technologies that require a separate network circuit to be maintained for each communications signal for the duration of the transmission. Our packet-based networking solutions consist of technologies which involve the conversion of a data, voice or multimedia communication signals into pieces, or “packets”, that are directed or routed through the network independently and then re-assembled at the destination. This enables large numbers of communications signals to be directed or routed simultaneously and more efficiently than in circuit networking. Our data networking solutions consist of products and services designed to enable the transport of data information across a network. Our security solutions consist of products and services designed to ensure that information can be securely transported across a network and to prevent unauthorized users from being able to disrupt the network.
Networking
In our industry, networking refers to:

•	the connecting of two or more communications devices, such as telephones, personal computers and wireless devices, across short or long distances to create a “network”;
•	the connecting of two or more networks; or
•	the connecting of equipment used in a network.

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
Wireline access technologies includes traditional wire Plain Old Telephone Service, optical wavelengths, Synchronous Optical Network, or SONET, and Synchronous Digital Hierarchy, or SDH, optical interfaces, Asynchronous Transfer Mode, or ATM; Ethernet; and IP access for digital subscriber line and cable users.
Radio network access equipment uses radio waves to provide wireless access to the subscriber’s device, enabling the wireless subscriber to connect to the network to send and receive data, voice and multimedia communications. The key network elements in radio access are base station transceivers or access points and base station/radio network controllers. We offer our customers a wide range of wireline and wireless access solutions including base station transceivers and base station controllers for all of the wireless standards that we support.

Core networking
Core networking equipment and software direct, route or “switch” the data, voice and multimedia communications signals from one part of the network to another. Core network equipment and software also transport communications signals to and from network access equipment and other core networking equipment located in another location. These functions are carried out primarily through the use of routers, circuit and packet switches and fiber optic and wireless technologies.

Network services
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
Wireless networking solutions
Wireless networking, also known as mobility networking, refers to communications networks that enable end-users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices. As described above, these networks use specialized network access equipment and specialized core networking equipment that enable an end-user to be connected and identified when not in a fixed location.
The key network elements in the core of a wireless communications network are mobile switching centers, home location registers and packet gateways.

•	Mobile switching centers direct or “switch” data, voice and multimedia communications signals from one network circuit to another and also support advanced voice services including three-way calling, calling party number/name delivery, call holding and call redirection.
•	A home location register is a database that contains subscriber data, such as provisioning and service information, and dynamic information, such as the wireless handset’s current location.
•	Packet gateways are hardware and software network equipment elements that aggregate and manage data communications between wireless subscriber devices and public/private data networks, such as the Internet. Packet data serving nodes can deliver valuable network services including content-based billing, security, virtual private networks and quality of service. These services provide support for applications being delivered across the wireless network.
Our mobile switching centers, home location registers and packet gateways support all of the primary international standards for wireless communications networks.

We support the primary international standards for wide-area wireless networking through our GSM and UMTS Networks segment and our CDMA Networks segment, as well as emerging broadband wireless standards, described in greater detail below. The technology for wide-area wireless communications networks has evolved and continues to evolve, through various technology “generations”.
Our existing wide-area wireless solutions span second and third generation wireless technologies and most major global digital standards for mobile networks. The majority of wireless communications networks existing today are still based on second generation, or 2G, wireless technologies, which consist of circuit switching technology with modest data transmission capabilities. However, 3G networks have been launched in several regions. 3G wireless technologies consist of packet networking technology with high-speed data, voice and multimedia transmission capabilities. Emerging broadband wireless networks based on the IEEE 802.16 series of standards are expected to develop over the next few years. We continue to dedicate significant resources to develop our wireless technology as we expect customers to accelerate their demand for broadband data access using 3G and emerging wireless technologies.
For more information about our networking solutions, please refer to our segment descriptions below which are based on our reportable segments in 2005. A brief description of our new reportable segments commencing in the first quarter of 2006 is provided above.
Markets and Customers
Our networking solutions enable our service provider and enterprise customers to provide their own customers or employees with services to communicate locally, regionally or globally through the exchange of data, voice and multimedia information. Our service provider customers include local and long-distance communications companies, wireless service providers and cable operators. Our networking solutions enable our service provider customers to deploy reliable networks that create opportunities to provide revenue-generating services and cost savings. Our enterprise customers include large and small businesses, governments and institutions. Our networking solutions enable our enterprise customers to deploy secure networks with seamless connectivity that provide opportunities for cost efficiency and increased productivity.
None of our customers represented more than 10% of our consolidated revenues in 2005.
GSM and UMTS Networks
Products
GSM and UMTS Networks offers network solutions including professional services using the GSM and UMTS standards. GSM is a 2G wireless standard supported globally. GSM networks have evolved to carry data, as well as voice, using the General Packet Radio Standard, or GPRS. GPRS is viewed as a 2.5G technology that provides faster and therefore increased data transmission capabilities. Enhanced Data Rates for Global Evolution, or EDGE, is a further evolution of GSM systems to support higher data speeds. In addition to higher data speeds, EDGE provides increased voice capacity for existing GSM operators. An additional variant of the GSM standard, called GSM-R, focuses on the delivery of communications and control services for railway systems. The GSM technologies have now evolved to embrace Wideband CDMA, or WCDMA, which is also referred to as UMTS. UMTS combines WCDMA-based radio access with packet switching technology to provide high capacity, high speed wireless networks for data, voice and multimedia communications.
Product development
In the GSM and UMTS Networks segment, our wireless networking products in development include the next evolution of our GSM/ GPRS/ EDGE, GSM-R and UMTS products.

•	There are several GSM/ GPRS/ EDGE products that are being developed to allow GSM operators to use their existing network and spectrum allocations more effectively. An example of this is Adaptive MultiRate, or AMR, which allows service providers to use the radio spectrum allocated to them more efficiently to support more customers on the same network.
•	Our EDGE base station transceivers, including both hardware and software, are generally available and are being deployed by several customers in the United States and Europe. Our BTS 18000 product permits the integration of GSM and UMTS technologies and gives our service provider customers greater deployment flexibility.

•	Our UMTS radio network access and core networking products are generally available and have been launched by several operators in the EMEA region, Asia and in the United States. We are continuing to develop our UMTS solutions for use in the Asia Pacific (including Greater China) region.
•	We continue to work on developing access technologies such as High Speed Downlink Packet Access, or HSDPA, and High Speed Uplink Packet Access, or HSUPA, Orthogonal Frequency Division Multiplexing, or OFDM, and Multiple Input Multiple Output, or MIMO, antenna technologies to increase the speed and efficiency of broadband wireless access from 3G networks deployed today. We are also working on 802.16 d and e standards in the development of WiMAX networks.
•	We are intending to pursue strategic relationships with other companies for research, development and manufacturing of equipment that conforms to the Chinese 3G TD-SCDMA standard.

Markets
We anticipate that industry demand for GSM and UMTS wireless networking solutions will be impacted by continued subscriber growth in developing markets requiring network expansion to accommodate an increase in network traffic. In developed markets, a significant number of service providers are evolving their networks with enhanced voice and data capabilities provided by AMR and EDGE technologies. UMTS networks are being deployed by service providers to meet expected growth in usage levels. Certain service providers are also focusing on upgrading their UMTS networks to support HSDPA technology which provides greater download speeds and interactivity with end users. We offer HSDPA as a software upgrade to existing UMTS networks. The market for wireless data services is expected to continue to grow.
Customers
Our GSM and UMTS Networks customers are wireless service providers, and their customers are the subscribers for wireless communications services. The top 20 global wireless service providers collectively account for the majority of all wireless subscribers around the world. We are currently focused on increasing our market presence among the top global wireless service providers.
Competition
Generally, the vendors that compete in the GSM market are the same vendors that compete in the UMTS market. In the GSM and UMTS market, our major competitors are Telefonaktiebolaget LM Ericsson, or Ericsson, Nokia Corporation, Siemens Aktiengesellschaft, or Siemens, Alcatel S.A., or Alcatel, Motorola Inc., Huawei and ZTE Corporation. Lucent Technologies, Inc., or Lucent, Samsung Electronics Co., or Samsung, NEC Corporation, or NEC, and LG also offer UMTS solutions. Cisco Systems, Inc., or Cisco, also competes in the area of wireless data core network equipment. Global factors of competition listed under CDMA Networks below are also applicable to this segment.
CDMA Networks
Products
CDMA Networks offers network solutions including professional services using the CDMA and, to a lesser extent, the Time Division Multiple Access, or TDMA, standard. CDMA is a 2G wireless standard, also known as IS-95 or cdmaOne, and is supported globally. CDMA networks are evolving to 3G according to the CDMA 3G 1xRTT (single channel (1x) Radio Transmission Technology) standard, also known as CDMA2000, for voice and high-speed data mobility. CDMA 3G 1xEV-DO, or Evolution Data Optimized, are extensions of CDMA 3G standards for high speed wireless networks for data, voice and multimedia communications. TDMA is a 2G wireless standard supported mainly in the United States, Canada and CALA. Our CDMA Networks segment is also developing products and services to compete in the emerging broadband wireless segment based on OFDM and commonly known as WiMAX.
Product development
In the CDMA Networks segment, our wireless networking solutions in development include the next evolution of our CDMA 3G products, as well as other new 3G broadband networking products.

•	Our CDMA 3G 1xRTT products are generally available and have been deployed in several commercial networks in all our geographic regions. Our CDMA 3G 1xEV-DO product is currently being deployed by several large operators in the United States and Brazil and is generally available for commercial deployment.

•	We continue to work on developing and evolving additional access technologies in 1xEV, or single channel evolution, to increase the speed and efficiency of broadband wireless access including the 1xEV-DO Rev. A standard.
•	We are developing products and services based on WiMAX standards, which includes OFDM along with MIMO antenna technologies to provide wireless broadband data access to complement our 2G and 3G wide-area wireless networks.

Markets
We anticipate that industry demand for wireless networking equipment will be impacted by continued subscriber and network traffic growth, and the effectiveness of 2.5G and 3G wireless networking systems including those based on CDMA 3G and UMTS spread spectrum technology. The migration from 2G to 2.5G and 3G wireless communications technologies in various markets is also largely dependent on the effective transition from circuit switching technologies in 2G core networks to packet-based networking technologies in 3G core networks. We believe that our extensive experience in deploying CDMA wireless communications networks combined with our expertise in packet-based networking for wireline networks is a competitive strength during the migration from 2G to 2.5G and 3G wireless communications networks, and in emerging broadband wireless networking segments. Commercial CDMA 3G networks have been launched in the United States, Canada and certain countries in the CALA, Africa, Middle East and the Asia Pacific regions. CDMA networks operating in the 450 MHz radio spectrum are also expanding into Central and Eastern Europe.
Customers
Our CDMA Networks customers are wireless service providers, and their customers are the subscribers for wireless communications services. The top 20 global wireless service providers collectively account for a majority of all wireless subscribers around the world. We are currently focused on increasing our market presence among the top global wireless service providers.
Competition
Our major competitors in the global wireless infrastructure business in CDMA technologies have traditionally included Motorola and Lucent with each focusing to varying degrees on the international standards. More recently, Samsung has emerged as a competitor in the sale of CDMA systems, and Huawei and ZTE Corporation have emerged as competitors in the sale of CDMA systems in China and various developing countries. Cisco also competes in the area of wireless data core network equipment.
The primary global factors of competition for our CDMA Networks solutions and GSM and UMTS Networks solutions described above include:

•	technology leadership, product features and availability;
•	product quality and reliability;
•	conformity to existing and emerging regulatory and industry standards;
•	warranty and customer support;
•	price and cost of ownership;
•	interoperability with other networking products;
•	network management capabilities;
•	existing and emerging supplier relationships;
•	regulatory certification; and
•	provision of customer financing.
We intend to compete with our traditional and emerging competitors as the global market for wireless networking equipment migrates to 3G technologies.
Enterprise Networks
Products
Enterprise Networks provides: (i) circuit and packet voice solutions and (ii) data networking and security solutions which provide data, voice and multimedia communications solutions to our enterprise customers. We also provide our enterprise customers with related services. Our enterprise solutions can be used by customers building new networks and customers who want to transform their existing communications network into a more cost effective, packet-based network supporting data, voice and multimedia communications.

Circuit and packet voice solutions
Our portfolio of circuit and packet voice communications solutions includes:

•	Our communications servers and remote gateway products which provide converged data, voice and multimedia communications systems, using VoIP or session initiation protocol, or SIP, for service providers and enterprises. SIP is a standard protocol for initiating an interactive user session that involves multimedia elements such as video, voice, chat, gaming and virtual reality. We provide a broad range of VoIP based telephone devices for use in offices and conference rooms, mobile devices for use in wireless local area networks, or WLAN, and personal data assistants and softphones for use in personal and laptop computers.
•	Our customer premises-based circuit and packet telephone switching systems which are designed for small, medium and large commercial enterprises and government agencies. These systems provide or can be configured with multiple applications, including voice communications features, such as voice messaging, call waiting and call forwarding, as well as advanced voice services, converged multimedia applications and other networking capabilities.
•	Our customer contact center, messaging and interactive voice and web service solutions which are advanced communications tools designed to work with our customer premises-based solutions. These tools enable employees to efficiently and productively communicate with business contacts and other employees regardless of where they are located, the applicable time zone or whether they choose to interact over the telephone or the Internet.

Data networking and security solutions
We offer a broad range of data networking (packet switching and routing) and security solutions for our enterprise customers. Our packet switching and routing systems include:

•	Our data switches, secure routers and associated security products which provide data switching designed to allow our customers to provide Internet data security and IP services including IP routing, virtual private networks, deep packet inspection, firewall applications, policy management and data traffic flow management. These products also enable our customers to manage and prioritize the Internet content that is provided to end-users and balance the amount of communications traffic on multiple Internet servers.
•	Our Ethernet switch portfolio which is a series of high performance packet switches for our enterprise customers’ small to large local area networks that use the Ethernet, a standard computer networking protocol for local area networks. A portfolio of Ethernet switches also supply standards-based Power-Over-Ethernet (PoE) to various devices, including IP telephones, WLAN access points, security cameras and compatible remote devices.
•	Our multi-protocol routers which offer high-speed, high-capacity and medium-capacity data switching to support a wide range of data communications technologies, including multi-protocol label switching, ATM, IP and frame relay services. Our Ethernet routing switches deliver IP routing and switching.
•	Our portfolio of WLAN service switching products which are designed to provide secure and efficient transmission of WLAN data and voice traffic for mobile users. Our wireless mesh network solution incorporates the latest security standards to protect both user access and network access by providing security between wireless access points. A wireless mesh solution is ideal for WLAN coverage of large open areas, both indoor and outdoor and in areas where Ethernet cabling does not exist and is prohibitive to install. Our WLAN voice products integrate with our communications servers and gateway products to provide a wireless VoIP solution for our customers.
•	Our portfolio of optical network switching products which are designed to extend the range of storage area networks to enable our customers to consolidate their data servers. Our products enable enterprises to deploy these storage area networks in alternate locations, providing geographic redundancy as part of their business continuity strategy.

Product development
We are currently focused on developing products that support the continuing evolution of voice and data communications systems toward converged or combined data, voice and multimedia networks, including:

•	The continued development of our multimedia communication server for enterprise, a product that provides the capability to deliver converged data, voice and multimedia applications and enhanced networking capabilities.
•	Additions to the applications in our communications server products to allow integration of VoIP, voice extensible markup language, new operating systems and servers, and voice recognition speech products.
•	New developments in data networking products that will deliver resiliency, enable increased data network traffic and provide suitable service levels and network connectivity and power to devices over the same line.
•	Updates to our customer premises-based telephone systems to support our software that enables those systems to function entirely as a packet-based system or as a hybrid packet and circuit switching system.
Markets
We offer Enterprise Networks solutions to enterprises around the world. We believe enterprise customers are focusing more on how their communications needs integrate into their overall business processes. As a result, we anticipate that global demand for packet-based networking equipment that supports the convergence of data, voice and multimedia communications over a single communications network and that provides greater network capacity, reliability, speed, quality and performance will continue to increase. Globally, enterprise customers continue to invest in equipment for their communications networks, primarily for network security and resiliency, for VoIP, WLANs and for virtual private networks.
Customers
We offer our products and services to a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations. Key industry sectors for our business customers include the telecommunications, high-technology manufacturing, government (including the defense sector), and financial services sectors. We also serve customers in the healthcare, retail, education, hospitality, services, transportation and other industry sectors. We are currently focused on increasing our market presence with enterprise customers. In particular, we intend to focus on leading enterprise customers with high performance networking needs. Certain of our service provider customers, as well as system integrators, distributors and resellers also act as distribution channels for our Enterprise Networks sales.
Competition
Our principal competitors in the sale of our Enterprise Networks solutions are Cisco, Avaya Inc., Siemens, Alcatel, and NEC. Avaya is our largest competitor in the sale of voice equipment while Cisco is our largest competitor in the sale of data networking equipment to enterprises. We also compete with smaller companies that address specific niches, such as Juniper Networks, Inc., or Juniper, 3Com Corporation, Extreme Networks, Inc. and Enterasys Networks, Inc., in data networking. We expect competition to remain intense as enterprises look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs.
The principal global factors of competition in the sale of our Enterprise Networks solutions include:

•	product quality and reliability;
•	conformity to existing and emerging regulatory and industry standards;
•	price and cost of ownership;
•	the ability to leverage existing customer-supplier relationships;
•	interoperability with other networking products;
•	technology leadership, product features and availability;
•	sales distribution and channel marketing strategy;
•	warranty and customer support;
•	installed base of product;
•	alternative solutions offered to enterprises by service providers; and
•	the availability of distribution channels.

Carrier Packet Networks
Products
Carrier Packet Networks provides: (i) circuit and packet voice solutions, (ii) data networking and security solutions and (iii) optical networking solutions. Together, these solutions provide data, voice and multimedia communication solutions to our service provider customers that operate wireline networks. Our Carrier Packet Networks portfolio addresses the demand by our service provider customers for cost efficient data, voice and multimedia communications solutions. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers. Our wireline solutions, including related professional services, simplify network architectures by bringing data, voice, multimedia and emerging broadband applications for revenue generating services together on one packet network.

Circuit and packet voice solutions
We are a leader in the development and deployment of highly scalable circuit switched and secure voice over packet solutions such as VoIP for wireline and wireless service providers around the world. Our voice over packet solutions offer service providers opportunities for new revenue sources and operating and capital cost reduction, as well as high levels of reliability and network resiliency. Our solutions include the following:

•	Our wireline voice over packet network solutions for service providers, which include softswitches and media gateways. The portfolio provides the complete range of voice over packet solutions, including local, toll, long-distance and international gateway capabilities, and enables voice applications to run on the multi-service packet network. These solutions leverage more efficient packet-based, as opposed to circuit-based, technologies that drive reduced capital and operational costs for service providers and provide a platform for the delivery of new revenue-generating services, such as Centrex IP and VoIP virtual private networks.
•	Our multimedia communications services portfolio allows our customers to deploy new, enhanced multimedia services, including video, collaboration as well as call control and call management services. The portfolio consists of a SIP-based application server that can enable an interactive user session involving multimedia elements. For example, users are provided with the flexibility to customize their communications by selecting the medium over which they wish to receive a particular message (such as wireline or wireless telephony, e-mail and instant messaging) and by setting screening criteria such as time of day and day of week, month or year.
•	Our portfolio of digital, circuit-based telephone switches provides local, toll, long-distance and international gateway capabilities for service providers. These systems enable service providers to connect end-users making local and long-distance telephone calls. These products can evolve to voice over packet solutions.
•	Our Nortel Networks Developers Partner Program develops solutions to drive the interoperability of our VoIP multimedia communications and our digital, circuit-based telephone switch portfolios with third party vendors including infrastructure and application companies.
•	Our IMS solution is designed to enable fixed, mobile and cable operators to create a converged core network and rapidly deploy a wide variety of new services. The IMS solution currently is in trial in multiple countries in Europe.
These solutions work alone or in combination with each other to provide traditional voice services, advanced packet voice services and enhanced multimedia services to service providers around the world.

Data networking and security solutions
We offer a wide range of data networking solutions to our service provider customers. Our wide area network, or WAN, solutions, Carrier Ethernet and IP service platforms enable our service provider customers to offer connectivity solutions and high value services to both enterprises and residential customers. Connectivity solutions include packet services such as: IP, Ethernet, frame relay and ATM. High-value services, such as IP virtual private networks, enable an enterprise to connect with other enterprise sites and remote users and to securely connect with business partners. These high-value services also provide enhanced network capabilities, such as network security, network address translation and class of service, that enable service providers to offer a wide range of networking services beyond basic connection to the network.

Optical networking solutions
Our optical networking solutions efficiently transform our customers’ networks to be more scalable and reliable for the high speed delivery of diverse multimedia communication services. These solutions include next generation photonic Coarse/ Dense Wavelength Division Multiplexing, or C/ DWDM, transmission solutions, multiservice synchronous optical transmission solutions, optical switching solutions and network management and intelligence software. We also offer our customers a variety of related professional services. Our solutions include the following:

•	Our next generation photonic networking C/ DWDM solutions allow multiple light wave signals to be transmitted on the same fiber optic strand simultaneously by using different wavelengths of light to distinguish specific signals, thereby increasing the capacity and flexibility of a network.
•	Our multiservice synchronous optical transmission systems use traditional optical standards, including the SONET standard, which is the most common standard in the United States and Canada and some countries in the Asia Pacific region, and the SDH standard, which is the most common standard in the EMEA and CALA regions and many other countries. Our multiservice SONET/ SDH solutions comprise optical platforms that integrate diverse protocols and technologies to deliver services over a cost effective, scalable and reliable converged services network.
•	Our optical switching solutions enable communication signals in optical fibers to be selectively directed or “switched” from one network circuit to another.
•	Our network management software and intelligence solutions are designed to give our customers the ability to monitor and improve the performance of their networks.
Product development
Research and development investments are focused on creating new, and improving existing, packet-based residential and business services for wireline and wireless service providers. Also, we continue to develop products that support the evolution of data, voice and multimedia communications systems toward converged or combined voice and data networks, including:

•	Enhancements to our voice over packet solutions that will allow service providers to connect any business telephone system, using standard VoIP protocols, into a common dialing plan with connectivity to the public switched telephone network. Additional enhancements to our packet voice solutions will continue to focus on interoperability with other manufacturers’ equipment, including gateway and integrated access device manufacturers, as well as on meeting the needs of the Asian and European markets. We continue to make improvements to our softswitch portfolio by utilizing the latest commercial technology to provide our customers with converged wireline and wireless service support, superior application choices, integrated network management and linear scalable capacity.
•	Enhancements to our multimedia communications portfolio, that will allow a service provider to offer intelligent multimedia services across any manufacturer’s circuit switches. Additionally, development will focus on increasing the breadth and usability of multimedia communications applications.
•	Additions to the digital, circuit-based telephone switch portfolio that will allow service providers to offer and manage IP voice and multimedia (Centrex IP) services to those businesses that use traditional business telephones as well as businesses that use next generation telephones designed for use in IP networks.
•	A focus on cable standards compliance to enhance our solutions for the cable operator markets in the United States, Canada and EMEA, including support for the open cable standard protocol for cable media gateways.
•	Enhancements to our WAN switch portfolio to strengthen the solutions we bring to carrier data services, wireless radio access networks, and government and secure private networks. Development will focus on enhancing the migration to converged networks which simultaneously support data, voice and multimedia.
In the case of our optical networking solutions, we are focused on developing packet optical converged SONET/ SDH systems and next generation C/ DWDM solutions. We have:

•	integrated Ethernet switching into our multiservice Sonet/ SDH platform enabling the convergence of multiple platforms onto a single architecture, lowering network costs, enhancing functionality and delivering consistent service quality and scalability to satisfy service provider requirements while providing carrier grade reliability;
•	integrated electronic Dynamically Compensating Optics (eDCO) into our photonic solutions to assist our customers to lower their network costs by providing improved optical performance with reduced network planning and engineering costs;

•	introduced enhanced Reconfigurable Optical Add-Drop Multiplexer (eROADM) capabilities managed by the domain optical controller into our common photonic layer product to facilitate the deployment and operation of regional and long-haul optical links; and
•	introduced a variety of packet optical access devices enabling comprehensive packet optical network solutions.

We also continue to invest in core technologies, such as efficient service adaptation, aggregation, switching and management, that enable our customers worldwide to deploy innovative optical networking services which we believe will lead the networking transformation towards high performance packet-based networks.
Markets
The market for our Carrier Packet Networks solutions is global. Service providers are expected over the long term to continue to modernize with packet-based networks and converge voice and data communications networks in order to deploy new revenue-generating services. We anticipate an increased emphasis by service providers towards end-user networks in addition to their efforts to modernize the inter-connection of those networks. Cable operators and new Internet service providers are entering the voice and data markets and are increasing the competitive pressure on established service providers. For example, cable operators provide high speed data services as well as voice services by using VoIP technology. Similarly, established service providers are using existing broadband networks and expanding those broadband networks to offer bundled services such as telephone, high speed Internet and television services across those broadband networks. As a result of this increased competitive pressure the consolidation among service providers in the United States has continued.
To meet the growing demand for new revenue generating services and network efficiency, we anticipate growth in demand for packet-based networking equipment that supports the convergence of data, voice and multimedia communications over a single communications network and that provides greater network capacity, reliability, speed, quality and performance. We anticipate a continued increase in deployments of service provider VoIP networks worldwide. While we anticipate growth in VoIP networks, we also anticipate a decline in traditional voice networks. The outlook for optical equipment sales may be impacted by service providers preferring to lease excess network capacity from others or purchase assets from other operators rather than making capital investments in their own networks. We expect that any additional capital spending by our customers will continue to be directed toward opportunities that enhance customer performance, generate revenue and reduce costs in the near term. Furthermore, where a few service providers account for a significant percentage of the industry, the building of national optical network infrastructures is largely complete. However, as service providers begin to more effectively utilize and eventually exceed their network capacity, we expect that they may incrementally enhance that capacity. The timing and impact of these developments remain difficult to predict.
Customers
We offer our Carrier Packet Networks solutions to a wide range of service providers including local and long distance telephone companies, wireless service providers, cable operators, Internet service providers as well as other communication service providers. We are currently focused on increasing our market presence with key service provider customers worldwide, which we expect to account for a substantial proportion of service provider optical capital spending.
We also offer applicable data networking and security solutions and optical solutions to enterprises for private enterprise networking, as well as to service providers and system integrators that in turn build, operate and manage custom dedicated and shared networks for their customers such as businesses, government agencies and utility organizations. We leverage numerous distribution channels for delivering optical networking solutions to enterprises from our own direct sales force for large enterprises and governments and through distributors, resellers and partners to offer our solutions to medium-sized enterprises and smaller enterprises.
Competition
Our principal competitors in the Carrier Packets Networks business for circuit and packet voice solutions and data networking and security solutions are large communications companies such as Siemens, Alcatel, Cisco and Lucent. Our major competitors in the sale of optical networking equipment also include Fujitsu Limited, Ericsson (which acquired Marconi in 2005), Huawei, NEC, Ciena Corporation and ADVA International Inc. In addition, we compete with smaller companies that address specific niches within this market, such as Sonus Systems Limited, BroadSoft, Inc. and Tekelek (which acquired Taqua Inc. in 2004) in packet and Internet-based voice communications solutions; Ciena Corporation in multiservice WAN solutions; and Redback Networks Inc. in aggregation products. Certain competitors are also strong on a regional basis, such as Huawei and ZTE Corporation in the Asia Pacific region. Some niche competitors are partnering with larger companies to enhance their product offerings and large communications competitors are also looking for these partnerships or alliances to complete their product offerings. Market position in the global market for optical networking equipment can fluctuate significantly on a quarter-by-quarter basis. However, we continue to be a leading global provider of optical networking equipment. No one competitor is dominant in the Carrier Packet Networks market.
The primary global factors of competition for our Carrier Packet Networks solutions include:

•	technology leadership, product features and availability;
•	price and total cost of ownership;
•	ability to create new revenue-generating services for service providers and cable operators;
•	conformity to existing and emerging regulatory and industry standards;
•	installed base of products and customer relationships;
•	network management capabilities;
•	product quality and reliability;
•	warranty and customer support;
•	interoperability with other networking products;
•	existing and emerging supplier relationships, particularly in EMEA and the Asia Pacific region; and
•	regulatory certification, particularly for incumbent local and long-distance telephone companies.
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
Backlog
Our backlog was approximately $5.4 billion and $5.1 billion as of December 31, 2005 and 2004, respectively. Our order backlog consists of confirmed orders and our deferred revenues as reported in our consolidated balance sheets. Our backlog for December 31, 2004 was previously reported as $4.1 billion and has been restated in this report to reflect the impact of the Third Restatement. A majority of backlog consists of orders confirmed with a binding purchase order or contract for our network solutions typically scheduled for delivery to our customers within the next twelve months. Our orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. Prior to including orders in backlog, customers must have approved credit status. However, from time to time, some customers may become unable to pay for or finance their purchases in which case the order is removed from our backlog. A significant portion of backlog may include orders that relate to revenue that could be deferred for periods longer than twelve months. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance. In addition, the concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading. There can be no assurance that any of the contracts comprising our backlog presented in this report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates.
Product standards, certification and regulations
Our products are subject to equipment standards, registration and certification in Canada, the United States, the European Union and other countries. We design and manufacture our products to satisfy a variety of regulatory requirements and protocols established to, for instance, avoid interference among users of radio frequencies and to permit interconnection of equipment. For example, our equipment must satisfy the emissions testing requirements of the United States Federal Communications Commission, or FCC, and must be certified to safety, electrical noise and communications standards compliance. Different regulations and regulatory processes exist in each country.
In order for our products to be used in some jurisdictions, regulatory approval and, in some cases, specific country compliance testing and re-testing may be required. The delays inherent in this regulatory approval process may force us to reschedule, postpone or cancel introduction of products or new capabilities in certain geographic areas, and may result in reductions in our sales. The failure to comply with current or future regulations or changes in the interpretation of existing regulations in a particular country could result in the suspension or cessation of sales in that country or require us to incur substantial costs to modify our products to comply with the regulations of that country. To support our compliance efforts, we work with consultants and testing laboratories as necessary to ensure that our products comply with the requirements of Industry Canada in Canada, the FCC in the United States and the European Telecommunications Standards Institute in Western Europe, as well as with the various regulations of other countries. For additional information, see “Environmental Matters.” The operations of our service provider customers are also subject to extensive country-specific telecommunications regulations.
Sources and availability of materials
Since 1999, our manufacturing and supply chain strategy has evolved and has resulted in the gradual transformation of our traditional manufacturing model, in which our products were primarily manufactured and assembled in-house, to primarily an outsourced model which relies on electronic manufacturing services, or EMS, suppliers. By the end of 2003, most of our manufacturing activities had been divested to leading EMS suppliers. In 2004, we entered into an agreement with Flextronics regarding the divestiture of substantially all of our remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets. Commencing in the fourth quarter of 2004, and throughout 2005, we completed the transfer to Flextronics of certain of our optical design activities in Ottawa, Canada and Monkstown, Northern Ireland and our manufacturing activities in Montreal, Canada and Chateaudun, France. We expect to transfer the remaining manufacturing operations in Calgary, Canada to Flextronics by the end of the second quarter of 2006. We and Flextronics have agreed that we will retain our Monkstown manufacturing operations and establish a regional supply chain center to lead our EMEA supply chain operations.
For recent developments in the evolution of our supply chain strategy, see “Developments in 2005 and 2006 — Evolution of Our Supply Chain Strategy” in the MD&A section of this report.
We believe that the use of an outsourced manufacturing model has enabled us to benefit from leading manufacturing technologies, leverage existing resources from around the world, lower our cost of sales more quickly adjust to fluctuations in market demand and decrease our investment in plant, equipment and inventories. We continue to retain in-house all strategic management and overall control responsibilities associated with our various supply chains, including all customer interfaces, customer service, order management, quality assurance, product cost-management, new product introduction, and network solutions integration, testing and fulfillment.
Through our existing manufacturing model, we are generally able to obtain sufficient materials and components from global sources to meet the needs of our reportable segments. In each of our reportable segments, we:

•	make significant purchases, directly or indirectly through contract manufacturing suppliers, of electronic components and assemblies, optical components, original equipment manufacturer, or OEM, products, software products, outsourced assemblies, outsourced products and other materials and components from many domestic and foreign sources;
•	develop and maintain alternative sources for certain essential materials and components; and
•	occasionally maintain special internal inventories of components or assemblies or request that they be maintained by suppliers to satisfy customer demand or to minimize effects of possible market shortages.

In 2005, we continued to purchase, manufacture, or otherwise obtain sufficient components and materials to supply our products, systems and networks within customary delivery periods.
For more information on our supply arrangements, see “Commitments” in note 14 of the accompanying audited consolidated financial statements and “Developments in 2005 and 2006” and “Liquidity and Capital Resources — Future Uses of Liquidity — Contractual cash obligations” in the MD&A section of this report.
Seasonality
In 2005, we experienced a seasonal decline in revenues in the first quarter of 2005 compared to the fourth quarter of 2004, followed by growth in the second quarter of 2005 compared to the first quarter of 2005 in all of our reportable segments. Revenues in all of our segments in the fourth quarter of 2005 were highest compared to the other quarters in 2005. The quarterly profile of our business results in 2006 is not expected to be consistent across all of our reportable segments. We typically expect a seasonal decline in revenue in the first quarter but there is no assurance that our results of operations for any quarter will necessarily be consistent with our historical quarterly profile or indicative of our expected results in future quarters. See “Results of Operations — Continuing Operations” in the MD&A section and the “Risk Factors” section of this report.
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
In 2005 we acquired PEC, formed a joint venture with LG and announced the acquisition of Tasman Networks, and in the future we may consider selective opportunistic acquisitions of companies with resources and product or service offerings capable of providing us with additional enhancements to our networking solutions or access to new markets. For information regarding the risks associated with strategic alliances and acquisitions, see the “Risk Factors” section of this report.
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
Our investment activity remained at a low level in 2005. We may make selective minority investments in start-up ventures and certain other companies where we believe the relationship could lay the foundation for future alliances that would support our customer solutions. In certain circumstances, we may also acquire an equity position in a company as consideration for a divested business. See “Developments in 2005 and 2006” in the MD&A section of this report.
Research and development
In order to remain among the technology leaders in anticipated growth areas, we intend to continue to make strategic investments in our research and development activities. Our research and development activities — specifically, research, design and development, systems engineering and other product development activities — represent focused investments to drive market leadership across our product portfolios. We refer you to the four “Product development” discussions contained in the descriptions of GSM and UMTS Networks, CDMA Networks, Enterprise Networks and Carrier Packet Networks above.
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

Our research and development forms a core strength and is a factor we believe differentiates us from many of our competitors. As at December 31, 2005, we employed approximately 13,345 regular full-time research and development employees (excluding employees on notice of termination) including approximately:

•	4,760 regular full-time research and development employees in Canada;
•	4,055 regular full-time research and development employees in the United States;
•	2,055 regular full-time research and development employees in EMEA; and
•	2,475 regular full-time research and development employees in other countries.
We also conduct research and development activities through affiliated laboratories in other countries.
The following table sets forth our consolidated expenses for research and development for each of the three fiscal years ended December 31:

	2005	2004	2003

	(Millions of dollars)
R&D expense	$1,856	$1,960	$1,968
R&D costs incurred on behalf of others(a)	28	40	72

Total	$1,884	$2,000	$2,040

(a)	These costs included research and development charged to our customers pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and all other applicable costs, which were accounted for as contract costs.
Intellectual property
Our intellectual property is fundamental to Nortel and the business of each of our reportable segments. In particular, our success is dependent upon our proprietary technology. We generate, maintain, utilize and enforce a substantial portfolio of intellectual property rights, including trademarks, and an extensive portfolio of patents covering significant innovations arising from research and development activities. In all of our reportable segments, we use our intellectual property rights to protect our investments in research and development activities, to strengthen our leadership positions, to protect our good name, to promote our brand name recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. However, our intellectual property rights may be challenged, invalidated or circumvented, or fail to provide us with significant competitive advantages. See the “Risk Factors” section of this report. The duration and level of protection of our intellectual property rights are dependent upon the laws and requirements of the jurisdictions providing or controlling those rights. As of December 31, 2005, we had, on a consolidated basis, 3,877 United States patents and 4,972 patents in other countries, which includes 177 United States patents and 3,172 foreign patents owned by our new joint venture with LG Electronics.
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
Our trademarks and trade names, Nortel and Nortel Networks, are two of our most valuable assets. We sell our products primarily under the Nortel and Nortel Networks brand names. We have registered the Nortel and Nortel Networks trademarks, and many of our other trademarks, in countries around the world. On a consolidated basis as of December 31, 2005, we owned approximately 90 registered trademarks in the United States, and approximately 1,955 registered trademarks in other countries. In addition, as of December 31, 2005, we had approximately 330 pending trademark registrations worldwide.
Employee relations
At December 31, 2005, we employed approximately 35,370 regular full-time employees (excluding employees on notice of termination), including approximately:

•	13,390 regular full-time employees in the United States;
•	7,775 regular full-time employees in Canada;
•	6,905 regular full-time employees in EMEA; and
•	7,300 regular full-time employees in other countries.

We also employ individuals on a regular part-time basis and on a temporary full-time basis. In addition, we engage the services of contractors as required.
In 2004, we announced plans to divest to Flextronics certain operations located in Canada, Brazil, France and Northern Ireland. Approximately 170 employees in the optical design business, located in Ottawa and Monkstown, were transferred to Flextronics in the fourth quarter of 2004. Approximately 1,270 employees associated with the manufacturing operations and related activities in Montreal, Chateaudun and Campinas were transferred in 2005. It is anticipated that approximately 680 additional employees associated with manufacturing operations and related activities will transfer to Flextronics in 2006.
In addition, following the announcement of our work plan in the third quarter of 2004, we reduced our employee workforce by approximately 3,600 employees. Approximately 64% of the workforce reductions were completed in 2004, with the remainder completed by the end of 2005. These workforce reductions were partially offset by hiring in certain strategic areas such as the finance organization and increases in headcount due to our acquisition of PEC and joint venture with LG. For additional information, see “Sources and availability of materials”, “Special charges” in note 7 of the accompanying audited consolidated financial statements and “Results of Operations — Continuing Operations — Consolidated Information — Operating Expenses — Special charges” in the MD&A section of this report.
At December 31, 2005, labor contracts covered approximately two percent of our employees worldwide. At the same date, five labor contracts covered approximately three percent of our employees in Canada including:

•	one labor contract covering approximately 30% of Canadian unionized employees which was renewed, ratified and became effective February 26, 2006 and is for a three year term;
•	one labor contract covering less than one percent of Canadian unionized employees which expires in August 2006;
•	one labor contract covering approximately 18% of Canadian unionized employees which expires in 2014;
•	one labor contract covering approximately 11% of Canadian unionized employees which expires in 2007; and
•	one labor contract covering approximately 40% of Canadian unionized employees which expires in 2008.
At December 31, 2005, labor contracts covered approximately three percent of our employees in EMEA and all of our employees in Brazil. These labor contracts generally have a one year-term, and primarily relate to remuneration. In the United States, we have one labor contract covering less than one percent of our employees in the United States. These employees are employed by a subsidiary of PEC. The labor contract covering these employees was renewed, ratified and became effective May 23, 2005 and is for a three-year term.
We believe our employee relations are generally positive. Employee morale, satisfaction and career development continue to be important areas of focus. Although the recruitment and retention of technically skilled employees in recent years was highly competitive in the global networking industry, the economic conditions during the past few years have lessened the competition for skilled employees in our industry. We believe it will become increasingly important to our future success to recruit and retain skilled employees. During 2005, approximately 2,330 regular full-time employees were hired. See the “Risk Factors” section of this report.
Environmental matters
Our operations are subject to a wide range of environmental laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws. Nortel is and will be subject to various product content laws and product takeback and recycling requirements that will require full compliance in the coming years. We expect that these laws will require us to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations, financial condition and liquidity in the past, there can be no assurance that we will not be required to incur such costs in the future. We have a corporate environmental management system standard and an environmental program to promote compliance. We also have a periodic, risk-based, integrated environment, health and safety audit program. As part of our environmental program, we attempt to evaluate and assume responsibility for the environmental impacts of our products throughout their life cycles. Our environmental program focuses on design for the environment, supply chain and packaging reduction issues. We work with our suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research. For additional information on environmental matters, see “Contingencies — Environmental matters” in note 22 of the accompanying audited consolidated financial statements.

Financial information by operating segment and product category
For financial information by operating segment and product category, see “Segment information” in note 6 of the accompanying audited consolidated financial statements and “Results of Operations — Continuing Operations” in the MD&A section of this report.
Financial information by geographic area
For financial information by geographic area, see “Segment information” in note 6 of the accompanying audited consolidated financial statements and “Results of Operations — Continuing Operations — Consolidated Information — Geographic Revenues” in the MD&A section of this report.
Working capital
For a discussion of our working capital practices, see “Long-term debt, credit and support facilities” in note 11 of the accompanying audited consolidated financial statements and “Liquidity and Capital Resources” in the MD&A section of this report.
ITEM 1A. Risk Factors
Certain statements in this Annual Report on Form 10-K contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. In particular, the risks described below could cause actual events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.
We have organized our risks into the following categories:

•	Risks Relating to Our Restatements and Related Matters;
•	Risks Relating to Our Business; and
•	Risks Relating to Our Liquidity, Financing Arrangements and Capital.
The above categories and the order in which we have listed our risk factors is not intended to limit your consideration of the possible effects of these risks on our business or to categorize or rank our risks by likelihood of occurrence or severity to our business. Any adverse effects related to the risks discussed below may, and likely would, have an adverse impact on many aspects of our business.
Risks Relating to Our Restatements and Related Matters

Our three restatements of our consolidated financial statements and related events have had, and will continue to have, a material adverse effect on us.
As described in the “MD&A” and “Controls and Procedures” sections of this report, we have effected successive restatements of prior periods financial results. As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, or the 2003 Annual Report, following the restatement (effected in December 2003) of our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement, the Audit Committee initiated an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, and engaged Wilmer Cutler Pickering Hale & Dorr LLP, or Wilmer Hale, to advise it in connection with the Independent Review. This review and related work led to a variety of actions, including the termination for cause of our and NNL’s former president and chief executive officer, chief financial officer and controller in April 2004 and seven additional individuals with significant responsibilities for financial reporting in August 2004, and ultimately to the restatement of our financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002, or the Second Restatement.
Over the course of the Second Restatement process, we, together with our independent registered chartered accountants, identified a number of material weaknesses in our internal control over financial reporting as at December 31, 2003. Five of those material weaknesses continued to exist as at December 31, 2004 and 2005. In addition, in January 2005, our and NNL’s Boards of Directors adopted in their entirety the governing principles for remedial measures identified through the Independent Review. We continue to develop and implement these remedial measures.
As part of these remedial efforts and to compensate for the unremedied material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to validate and enhance our controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods under American Institute of Certified Public Accountants Statement of Position, or SOP 97-2, “Software Revenue Recognition”, or SOP 97-2, and SEC Staff Accounting Bulletin, or SAB 104, “Revenue Recognition”, or SAB 104.
In addition, based on our review of our revenue recognition policies and discussions with our independent registered chartered accountants as part of the 2005 audit, we determined that in our previous application of these policies, we misinterpreted certain of these policies principally related to complex contractual arrangements with customers where multiple deliverables were accounted for using the percentage-of-completion method of accounting under SOP 81-1.
Management’s determination that these errors required correction led to the Audit Committee’s decision on March 9, 2006 to effect a further restatement of our consolidated financial statements. The need for the Third Restatement resulted in a delay in filing our and NNL’s Annual Report on Form 10-K for the year ended December 31, 2005, or the 2005 Annual Reports, and our anticipated delay in filing the 2006 First Quarter Reports. Following the announcement of the Third Restatement on March 10, 2006, the Audit Committee directed the Internal Audit group to conduct a review of the facts and circumstances surrounding the Third Restatement principally to review the underlying conduct of the initial recording of the errors and any overlap of items restated in the Third Restatement and the Second Restatement, or the Internal Audit Review. Internal Audit engaged third party forensic accountants to assist in the review. The work underlying the review is substantially complete. Internal Audit continues to review and assess its work and upon completion, will report its findings to the Audit Committee.
For more information on our restatements and related matters, see the “MD&A” and the “Controls and Procedures” sections of this report and note 4 of the accompanying audited consolidated financial statements. As a result of these events, we have become subject to the following key risks, each of which is described in more detail below. Each of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

•	We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties and we cannot predict the timing of developments in these matters.
•	It is uncertain at this time if and when the Proposed Class Action Settlement will be finalized and approved. If the Proposed Class Action Settlement is finalized and approved, it would require us to pay $575 million in cash and would result in the dilution of existing equity position.
•	We are subject to additional significant pending civil litigation actions, which are not encompassed by the Proposed Class Action Settlement and which, if decided against us or as a result of settlement, could require us to pay substantial judgments, settlements, fines or other penalties and could result in the dilution of existing equity positions, and we cannot predict the timing of developments in these matters.
•	Material adverse legal judgments, fines, penalties or settlements, including the Proposed Class Action Settlement, could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.
•	We and our independent registered chartered accountants have identified a number of material weaknesses related to our internal control over financial reporting and we have concluded that our internal control over financial reporting was ineffective as of December 31, 2005. These material weaknesses remain unremedied, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

•	Full implementation of the governing principles of the Independent Review as they relate to remedial measures and the full remediation of our material weaknesses, internal control over financial reporting and disclosure controls and procedures will continue to take significant time and effort.
•	Our credit ratings are below investment grade, and we are currently unable to access, in its current form, our shelf registration statement filed with the SEC, each of which may adversely affect our liquidity.
•	Continuing negative publicity has adversely affected and may continue to adversely affect our business and the market price of our publicly traded securities.
•	We may not be able to attract or retain the personnel necessary to achieve our business objectives.
•	The delay in filing of our and NNL’s 2005 Form 10-K and related matters caused us, and the anticipated delay in filing the 2006 First Quarter Reports will cause us, to breach our public debt indentures and seek waivers from our lenders under the 2006 Credit Facility and from EDC under the EDC Support Facility, which may affect our liquidity. We and NNL are currently in discussions with these lenders and EDC to negotiate waivers and, although we expect we will reach agreement with the lenders and EDC with respect to the terms of an acceptable waiver, there can be no assurance we will obtain such waivers. Any future delays in filing our periodic reports could cause us to breach our public debt indentures and our obligations under our credit and support facilities. In such circumstances, it is possible that the holders of our public debt or our lenders would seek to accelerate the maturity of our debt or that EDC or the lenders would not grant us further waivers.
•	The anticipated delay in filing the 2006 First Quarter Reports or any other future breach of the continued listing requirements of the NYSE and/or TSX could cause the NYSE and/or the TSX to commence suspension or delisting procedures.
•	Our senior management and Board of Directors have been required to devote significant time to our multiple restatements and related matters, which could have an adverse impact on our business and operational activities.

We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties or subject us to sanctions and we cannot predict the timing of developments in these matters.
We are under investigation by the SEC and the Ontario Securities Commission, or OSC. On April 5, 2004, we announced that the SEC had issued a formal order of investigation in connection with our previous restatement of financial results for certain periods and our announcements in March 2004 regarding the likely need to revise certain previously announced results and restate previously filed financial results for one or more earlier periods.
On April 13, 2004, we announced that we had received a letter from the staff of the OSC advising us of an OSC Enforcement Staff investigation into the same matters that are the subject of the SEC investigation.
We have also received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. On August 23, 2005, we received an additional U.S. federal grand jury subpoena in this investigation seeking production of additional documents, including documents relating to the Nortel Retirement Income Plan and the Nortel Long Term Investment Plan. Further, on August 16, 2004, we received a letter from the Integrated Market Enforcement Team of the Royal Canadian Mounted Police advising us that it would be commencing a criminal investigation into our financial accounting situation.
We cannot predict when these investigations will be completed or the timing of any other developments, nor can we predict what the results of these investigations may be. The Proposed Class Action Settlement does not relate to these ongoing investigations and related matters.
Expenses incurred in connection with these investigations (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position. We may be required to pay material judgments, fines, penalties or settlements, consent to injunctions on future conduct, implementation of further remedial measures, the appointment of an independent adviser to review, assess and monitor our accounting practices, financial reporting and disclosure processes and internal control systems or suffer other penalties, each of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. The reserve recorded as a charge to our 2005 financial results in connection with the Proposed Class Action Settlement does not relate to these ongoing investigations and related matters, and we have not taken any reserves for any potential judgments, fines, penalties or settlements that may arise from these investigations. The investigations may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the findings and outcomes of the regulatory and criminal investigations may adversely affect the course of the civil litigation pending against us, which are more fully described below.
The effects and results of these or other investigations may have a material adverse effect on our business, results of operations, financial condition and liquidity.

It is uncertain at this time if and when the Proposed Class Action Settlement will be finalized and approved. If the Proposed Class Action Settlement is finalized and approved, it would require us to pay a substantial cash amount and would result in a significant dilution of existing equity positions.
On February 8, 2006, we first announced that, as a result of the previously announced mediation process we entered into with the lead plaintiffs in two significant class action lawsuits pending in the U.S. District Court for the Southern District of New York and based on the recommendation of a senior Federal Judge, we and the lead plaintiffs have reached an agreement in principle to settle these lawsuits.
This Proposed Class Action Settlement would be part of, and is conditioned on, our reaching a global settlement encompassing all pending shareholder class actions and proposed shareholder class actions commenced against us and certain other defendants following our announcement of revised financial guidance during 2001, and the Company’s revision of its 2003 financial results and restatement of other prior periods (effected in 2005). Discussions are ongoing regarding a process to resolve the Canadian actions as part of the terms of the Proposed Class Action Settlement and we and the lead plaintiffs are continuing discussions towards a definitive settlement agreement. At this time, it is not certain that such an agreement can be reached, that each of the actions noted above can be brought into, or otherwise bound by, the proposed settlement, if finalized, that such an agreement would receive the required court and other approvals in all applicable jurisdictions, and the timing of any developments related to these matters is not certain. The Proposed Class Action Settlement does not relate to the ongoing regulatory and criminal investigations and related matters and does not encompass a related Employment Retirement Income Security Act action, or the ERISA Action, or the pending application in Canada for leave to commence a derivative action against certain current and former officers and directors of Nortel, or the Pending Derivative Action.
Under the terms of the proposed global settlement contemplated by the Proposed Class Action Settlement, we would, among other things, make a payment of $575 million in cash and issue 628,667,750 of Nortel Networks Corporation common shares (representing 14.5% of our equity as of February 7, 2006). The cash amount bears interest commencing March 23, 2006 at a prescribed rate and is to be held in escrow on June 1, 2006 pending satisfactory completion of all conditions of the Proposed Class Action Settlement. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Proposed Class Action Settlement would be adjusted accordingly. As a result of the Proposed Class Action Settlement, we have established a litigation provision and recorded a charge to our full-year 2005 financial results of $2,474 million, $1,899 million of which relates to the proposed equity component of the Proposed Class Action Settlement and will be adjusted in future quarters until the finalization of the settlement based on the market price of the Nortel Networks Corporation common shares issuable. This quarterly adjustment of the litigation provision may increase the fluctuations of our financial results and may have a material adverse effect on our business, results of operations and financial condition. Any change to the terms of the Proposed Class Action Settlement would likely also result in an adjustment to the litigation provision.
On March 17, 2006, we announced that our insurers agreed to pay $228.5 million towards the settlement and we agreed with the insurers to certain indemnification obligations. We believe that these indemnification obligations would be unlikely to materially increase our total payment obligations above amounts already agreed to be paid under the Proposed Class Action Settlement. If we have to indemnify our insurers under these indemnification obligations, however, any such payments could be material and have a material adverse effect on our business, results of operations, financial condition and liquidity. The insurance payments would not reduce the amounts payable by us as noted above. We also agreed to certain corporate governance enhancements, including the codification or certain of our current governance practices (such as the annual election by our directors of a non-executive Board chair) in our Board of Directors written mandate and the inclusion in our annual proxy circular and proxy statement of a report on certain of our other governance practices (such as the process followed for the annual evaluation of the Board, committees of the Board and individual directors).
The total settlement amount, which would include all plaintiffs’ court-approved attorneys’ fees, and expenses incurred in connection with these matters (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could have a material adverse effect on our business, results of operations, financial condition and liquidity. The equity component of the Proposed

Class Action Settlement would result in a dilution of existing equity positions, could contribute to volatility in the market price of Nortel Networks Corporation common shares and could materially and adversely impact our ability to effect future financings with equity or equity related securities.
We cannot predict the timing of developments in respect of the Proposed Class Action Settlement. For additional information related to our legal proceedings, see the “Legal Proceedings” section of this report and “Contingencies” in note 22 of the accompanying audited consolidated financial statements.

We are subject to additional significant pending civil litigation actions, which are not encompassed by the Proposed Class Action Settlement and which, if decided against us or as a result of settlement, could require us to pay substantial judgments, settlements, fines or other penalties and could result in the significant dilution of existing equity positions, and we cannot predict the timing of developments in these matters.
In addition to the shareholder class actions encompassed by the Proposed Class Action Settlement and litigation in the ordinary course of business, we are currently, and may in the future be, subject to class actions, other securities litigation and other actions arising in relation to our accounting restatements, including the ERISA Action and the Pending Derivative Action. Any such additional litigation could be time consuming, expensive and distracting from the conduct of our daily business.
The adverse resolution of any specific lawsuit could have a material adverse effect on our ability to favorably resolve other lawsuits and on our financial condition and liquidity. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay substantial judgments, settlements or other penalties and incur expenses that could have a material adverse effect on our business, results of operations, financial condition and liquidity, and such effects could be very significant. Although we maintain certain insurance coverage, a substantial amount of any such payments may not be covered by insurance. Expenses incurred in connection with these matters (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position. In addition, the resolution of those matters may require us to issue equity or equity-related securities, which could potentially result in the significant dilution of existing equity positions. The reserve recorded as a charge to our 2005 financial results in connection with the Proposed Class Action Settlement does not relate to these additional litigation matters, and we have not taken any reserves for any potential judgments, settlements or other penalties that may arise from this additional litigation.
We cannot predict the timing of developments in respect of these litigation matters. For additional information related to our legal proceedings, see the “Legal Proceedings” section of this report and “Contingencies” in note 22 of the accompanying audited consolidated financial statements.

Material adverse legal judgments, fines, penalties or settlements, including the Proposed Class Action Settlement, could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.
We estimate that our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business Overview — Our Strategy and Outlook” in the MD&A section of this report), fund our investments and meet our customer commitments for at least the next twelve month period commencing December 31, 2005, including cash expenditures outlined under “Liquidity and Capital Resources — Future Uses of Liquidity” in the “MD&A” section of this report. In making this estimate, we have not assumed the need to make any payments in respect of fines or other penalties or judgments or settlements in connection with our pending civil litigation (other than those encompassed by the Proposed Class Action Settlement) or regulatory or criminal investigations related to the restatements, which could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees and expenses. Any such payments (other than those encompassed by the Proposed Class Action Settlement) could materially and adversely affect our cash position, our available cash and cash flow from operations may not be sufficient to pay them, and additional sources of funding may not be available to us on commercially reasonable terms or at all. In addition, we continue to monitor the capital markets for opportunities to refinance upcoming debt maturities, as more fully discussed under “Our high level of debt could materially and adversely affect our business, results of operations, financial condition and liquidity.” If we are unable to refinance our existing debt that is coming due in 2007, should we decide to do so, the amount of cash available to finance our operations and other business activities and our ability to pay any judgments, fines, penalties or settlements, if any, would be significantly reduced, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

These circumstances could have a material adverse effect on our business, results of operations, financial condition and liquidity, including by:

•	requiring us to dedicate a substantial portion of our cash and/or cash flow from operations to payments of such judgments, fines, penalties or settlements, thereby reducing the availability of our cash and/or cash flow to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, including debt reduction;
•	making it more difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness;
•	increasing the difficulty and/or cost to us of refinancing our indebtedness;
•	adversely affecting our credit ratings;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•	making it more difficult or more costly for us to make acquisitions and investments;
•	limiting our ability to obtain, and/or increasing the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance; and
•	restricting our ability to introduce new technologies and products and/or exploit business opportunities.

We and our independent registered chartered accountants have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting was ineffective as at December 31, 2005. These material weaknesses remain unremedied, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.
Over the course of the First Restatement and Second Restatement, we and our independent registered Chartered Accountants, Deloitte & Touche LLP, or Deloitte, identified a number of material weaknesses in our internal control over financial reporting. In addition, our management assessed the effectiveness of our internal control over financial reporting as at December 31, 2005 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting was not effective as at December 31, 2005. Specifically, they concluded that five material weaknesses continued to exist as at December 31, 2005. Deloitte also reported on management’s assessment of the effectiveness of our internal control over financial reporting as at December 31, 2005 and also concluded that our internal control over financial reporting was not effective as at December 31, 2005. The material weaknesses in our internal control over financial reporting as at December 31, 2005, which remain unremedied, are:

•	lack of compliance with written Nortel procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;
•	lack of compliance with Nortel procedures for applying applicable generally accepted accounting principles, or GAAP, to the initial recording of certain liabilities, including those described in Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies”, or SFAS No. 5, and to foreign currency translation as described in SFAS No. 52, “Foreign Currency Translation”, or SFAS No. 52;
•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including, but not limited to, revenue transactions;
•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions; and
•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel personnel.
After considering these material weaknesses, among other matters, our chief executive officer and chief financial officer have also concluded, most recently as at December 31, 2005, that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
We continue to identify, develop and implement remedial measures and compensating procedures to address these material weaknesses. These material weaknesses, unless addressed, could result in accounting errors such as those underlying the Third Restatement and our prior restatements, as more fully discussed in the “Controls and Procedures” section of this report and our 2003 Annual Report. While our Board of Directors has approved the adoption of all of the recommendations for remedial measures contained in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review” in the “Controls and Procedures” section of our 2003 Annual Report, and our management has adopted a number of measures to strengthen our internal control over financial reporting and address our material weaknesses, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make with the SEC and OSC. In its assessment of our internal control over financial reporting, management observed, among other things, that (a) many of the reasons for weak internal control over financial reporting are pervasive and relate to our infrastructure and organization, (b) without significant infrastructure changes, including changes to the information systems and finance organizational structure, we will be utilizing short-term, time-consuming workaround solutions to address identified control issues as opposed to streamlining and building sustainable processes that involve the effective execution of stronger and more efficient monitoring and preventative controls, (c) in order to fully remediate the identified material weaknesses, we will need to put in place a more rigorous management assessment process while continuing to remedy deficiencies in the process, (d) a number of control design deficiencies, including those at the entity level, result in a control environment wherein the design or operation of the internal control components would not reduce to a relatively low level the risk that material misstatements caused by error or fraud may occur and may not be detected within a timely period in the normal course (entity level controls include those controls that have a pervasive effect on the organization), and (e) at the transaction process level, we need to improve upon the balance between detective and preventative controls. We continue to rely heavily on manual and detective controls and experience a high volume of post-close accounting adjustments, including out-of-period adjustments, all in the context of processes that are complex and fragmented. See “Remedial Measures” in the “Controls and Procedures” section of this report.
In addition, in part as a result of the compensating procedures and processes that we are applying to our financial reporting process, during the preparation of our financial statements for recent periods (including 2004, 2005 and interim periods in 2005), we identified a number of adjustments to correct accounting errors related to prior periods, including the errors corrected by the Third Restatement, as more fully described in the “Controls and Procedures” section of this report. As long as we continue to have material weaknesses in our internal control over financial reporting, we may in future identify similar adjustments to prior period financial information. Adjustments that may be identified in the future could require further restatement of our financial statements.
While we are implementing steps to restore the effectiveness of our internal control over financial reporting and our disclosure controls and procedures and to address the material weaknesses identified above, failure to restore the effectiveness of our internal control over financial reporting and our disclosure controls and procedures could continue to impact our ability to report our financial condition and results of operations accurately and in a timely manner and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Full implementation of the governing principles of the Independent Review as they relate to remedial measures, the full remediation of our material weaknesses, internal control over financial reporting, and disclosure controls and procedures will continue to take significant time and effort.
We expect that the full implementation of the remedial measures contained in the Independent Review Summary and full remediation of our material weaknesses, our internal control over financial reporting and our disclosure controls and procedures, will continue to take significant time and effort, due largely to the complexity and extensive nature of some of the remediation required and a need to increase the co-ordination of remedial efforts within the organization in order to implement one comprehensive remediation plan with a well defined set of objectives and agreed upon timelines. Management continues to assess the internal and external resources that will be needed to continue to implement, support, sustain and monitor the effectiveness of our ongoing and future remedial measures. We expect that our management will continue to devote significant time to the remedial measures necessary to improve our process and procedures, which could be time consuming and may disrupt our business.

Our credit ratings are below investment grade, and we are currently unable to access, in its current form, our shelf registration statement filed with the SEC, each of which may adversely affect our liquidity.
In 2004, after we had announced the likely need to revise certain previously announced results and restate previously filed financial statements for one or more periods, Standard & Poor’s, or S&P, downgraded its ratings of NNL. Currently, NNL’s long-term corporate credit rating from S&P is “B-”, its short-term corporate credit rating is “B-2” and its preferred share rating is “CCC-”. NNL’s long-term corporate credit rating from Moody’s is currently “B3” and its preferred share rating is “Caa3”. On March 10, 2006, as a result of the announcement of the Third Restatement, S&P placed its rating on NNL, including the “B-” long-term corporate rating, on creditwatch with negative implications. These ratings are below investment grade. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. These ratings and our current credit condition affect, among other things, our ability to raise debt, access the commercial paper market (which is currently closed to us), engage in alternative financing arrangements, obtain bank financings and our ability and the cost to securitize receivables, obtain customer bid, performance-related and other bonds and contracts and/or enter into normal course derivative or hedging transactions. These factors also affect the terms under which some customers and suppliers are willing to continue to do business with us and the price of our publicly traded securities.
Further, as a result of the delayed filing of our periodic reports as a result of our multiple restatements, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 million of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months. As a result, our current ability to access the capital markets is constrained, which may adversely affect our liquidity.

Continuing negative publicity has affected and may continue to adversely affect our business and the market price of our publicly traded securities.
As a result of our multiple restatements, we have been the subject of continuing negative publicity. This negative publicity has contributed to significant declines in the prices of our publicly traded securities. This negative publicity has and may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could adversely affect our financial performance or financial condition. Continuing negative publicity could continue to have a material adverse effect on our business and the market price of our publicly traded securities.

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
An important factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans, restricted stock unit plans and employee investment and share purchase plans. The scope and value of these programs are adversely affected by the volatility or negative performance of the market price for Nortel Networks Corporation’s common shares. In connection with our multiple restatements, we have suspended on multiple occasions: the grant of any new equity and exercise or settlement of previously outstanding awards under the Nortel 2005 Stock Incentive Plan, the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the Nortel Networks Corporation common shares; the exercise of outstanding options granted under Nortel Networks Corporation 2000 Stock Option Plan, or the 2000 Plan, or the Nortel Networks Corporation 1986 Stock Option Plan as amended and restated, or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in Nortel Networks stock fund or purchase of our common shares under our defined contribution and investments plans until such time as, at the earliest, we are in compliance with U.S. and Canadian regulatory securities filing requirements. Similarly, in connection with our restatements, the OSC has issued final orders prohibiting all trading by our directors, officers and certain current and former employees in our securities and those of NNL. Our current plan suspensions and OSC order as a result of the Third Restatement remain in effect. The OSC order will remain in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNL pursuant to Ontario securities law. Accordingly, our ability to provide employees with the opportunity to participate in our stock option plans, restricted stock unit plans and employee investment and share purchase plans has been adversely affected and certain employees have not been able to trade in our securities. These plan suspensions and OSC trading restrictions, and any future suspensions or trading restrictions, may have a material adverse effect on our ability to hire, assimilate in a timely manner and retain qualified personnel.
In addition, in 2004, we terminated for cause our former president and chief executive officer, former chief financial officer, former controller and seven additional individuals with significant responsibilities for financial reporting. We also commenced litigation against our former president and chief executive officer, former chief financial officer and former controller, seeking the return of payments made to them under our bonus plan in 2003, and as part of the Proposed Class Action Settlement, we agreed to contribute one-half of any recovery in these actions to the total settlement amount.

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

The delay in filing of our and NNL’s 2005 Form 10-K and related matters caused us, and the anticipated delay in filing the 2006 First Quarter Reports will cause us, to breach our public debt indentures and seek waivers from our lenders under the 2006 Credit Facility and from EDC under the EDC Support Facility, which may affect our liquidity. There can be no assurance that we will receive such waivers. Any future delays in filing our periodic reports could cause us to breach our public debt indentures and our obligations under our credit and support facilities. In such circumstances, it is possible that the holders of our public debt or our lenders would seek to accelerate the maturity of our debt or that EDC or the lenders would not grant us further waivers.
As a result of the delayed filing of the 2005 Annual Reports with the SEC, an event of default occurred under the 2006 Credit Facility. As a result of this and certain other related breaches, lenders holding greater than 50% of each tranche under the 2006 Credit Facility have the right to accelerate such tranche, and lenders holding greater than 50% of all of the secured loans under the 2006 Credit Facility have the right to exercise rights against certain collateral. The entire $1.3 billion under the 2006 Credit Facility is currently outstanding.
In addition, as a result of the delayed filing of this report with the SEC and other related breaches, EDC has the right to refuse to issue additional support and terminate its commitments under the EDC Support Facility, or require that NNL cash collateralize all existing support. As at December 31, 2005, there was approximately $162 million of outstanding support under the EDC Support Facility.
As a result of the delayed filing of this report with the SEC, we and NNL were not in compliance with our obligations to deliver our SEC filings to the trustees under our public debt indentures. The delay in filing this report did not result, and the anticipated delay in filing the 2006 First Quarter Reports (which we are obligated to deliver to the trustees by May 25, 2006) will not result, in an automatic default and acceleration of such long-term debt. Neither the trustee under any such public debt indenture nor the holders of at least 25% of the outstanding principal amount of any series of debt securities issued under the indentures have the right to accelerate the maturity of such debt securities unless we or NNL, as the case may be, fail to file and deliver our required SEC filings within 90 days after the above mentioned holders have given notice of such default to us or NNL. While such notice could have been given at any time after March 30, 2006 as a result of the delayed filing of this report, neither we nor NNL has received such a notice to the date of this report. In addition, any acceleration of the loans under the 2006 Credit Facility would result in a cross-default under the public debt indentures that would give the trustee under any such public debt indenture or the holders of at least 25% of the outstanding principal amount of any series of debt securities issued under the indentures the right to accelerate such series of debt securities. Approximately $500 million of debt securities of NNL (or its subsidiaries) and $1.8 billion of convertible debt securities of us (guaranteed by NNL) are currently outstanding under the indentures.
The delay in the filing of our 2006 First Quarter Report with the SEC will result in a breach of our public debt indentures and our obligations under the 2006 Credit Facility and the EDC Support Facility and will require us to seek waivers for this breach from EDC under the EDC Support Facility and our lenders under the 2006 Credit Facility, which could reduce our access to the EDC Support Facility and may adversely affect our liquidity. In such circumstances, it is possible that the holders of our public debt or the lenders under the 2006 Credit Facility would seek to accelerate the maturity of that debt and that EDC our lenders would not grant a waiver or that the terms of such a waiver would be unfavorable.
We and NNL are currently in discussions with the lenders and EDC to negotiate waivers under the 2006 Credit Facility and the EDC Support Facility related to the Third Restatement and the delay in filing the 2005 Annual Reports and the anticipated delay in filing the 2006 First Quarter Reports. We expect we will reach agreement with the lenders and EDC with respect to the terms of an acceptable waiver, but there can be no assurance we will obtain such waivers.
If an acceleration of our and NNL’s obligations were to occur, we and NNL may be unable to meet our respective payment obligations with respect to the related indebtedness. Any such acceleration could also adversely affect our business, results of operations, financial condition and liquidity and the market price of our publicly traded securities.

The anticipated delay in filing the 2006 First Quarter Reports or any other future breach of the continued listing requirements of the NYSE and TSX could cause the NYSE and/or the TSX to commence suspension or delisting procedures.
We have breached the continued listing requirements of the NYSE and TSX by the delayed filing of this report and certain prior periodic reports due to our multiple restatements. Any future breach of the continued listing requirements, including related to our anticipated delay in filing our 2006 First Quarter Report, could cause the NYSE or TSX to commence suspension or delisting procedures in respect of Nortel Networks Corporation common shares or other of our or NNL’s listed securities. The commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange.
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
Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to stimulate customer spending by anticipating and offering products and services that customers will require in the future to increase the efficiency and profitability of their networks;
•	our ability to focus our business on what we believe to be potentially higher growth and higher margin businesses while balancing the higher operational and financial risks associated with these higher growth and higher margin businesses;
•	our ability to enter into strategic alliances and make investments, including acquisitions, to strengthen our business and to dispose of or exit non-core businesses;
•	the impact of acquired businesses and technologies on our revenues and cost structure;
•	the size and timing of customer orders and shipments;
•	the recognition and deferral of revenues in accordance with GAAP, which can vary significantly depending on contractual practices and associated selling processes;
•	our ability to fund and sustain our research and development activities and their impact on the development of future products;
•	the ability of our customers and suppliers to obtain financing to fund capital expenditures;
•	the impact of global economic conditions and other trends and factors affecting the telecommunications industry that are beyond our control, which may result in reduced demand and pricing pressure on our products, as discussed below;
•	fluctuations in our gross margins, as discussed below;
•	our ability to execute our strategic plan and to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, without negatively impacting our relationships with our customers, to streamline our operations and to reduce product costs;

•	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products and ability to successfully manage our supply-chain and contract manufacturers;
•	our ability to maintain appropriate inventory levels;
•	our ability to focus on the day-to-day operation of our business while effecting our multiple restatements, implementing improvements to our internal controls and procedures, including our accounting systems, internal processes and organizations, finalizing and implementing the Proposed Class Action Settlement and addressing the other civil litigation actions and investigations related to our restatements;
•	the retention of qualified personnel and our ability to stabilize and develop our senior management team;
•	the litigation reserve recorded in connection with the Proposed Class Action Settlement, the equity component of which will be adjusted in future quarters until the finalization of the settlement;
•	our ability to obtain payment from customers on a timely basis and the related impact on provisions;
•	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities, provisions, including with respect to customer payments, and other items in our consolidated financial statements;
•	the impact of changes in global capital markets and interest rates, including on our pension plan assets and obligations;
•	the impact of fair value accounting for employee stock options which requires us to record an expense over the stock option vesting period, based on the fair value at the date the options are granted;
•	the requirement to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, to value our deferred tax assets and to partially accrue unfunded pension liabilities;
•	the impact of agreements we have entered into that may require us to make certain indemnification payments to third parties in the event of certain changes in an underlying economic characteristic related to assets, liabilities or equity securities of such third parties. The occurrence of events that may cause us to become liable to make an indemnification payment may be beyond our control and an obligation to make a significant indemnification payment under such agreements could have a negative effect on our reported results;
•	our ability to successfully comply with increased and complex regulations;
•	accruals for employee incentive bonuses;
•	further restructuring costs; and
•	the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage.

As a consequence, operating results for a particular future period are difficult to predict, and therefore, prior results are not necessarily indicative of results in future periods. In addition, our results for any particular period may be adversely affected by developments in the ongoing litigation and investigations relating to our restatements. Any of the foregoing factors, or any other factors described herein, could have a material adverse effect on our business, results of operations and financial condition that could adversely affect the market price of our publicly traded securities.

Global economic conditions and other trends and factors affecting the telecommunications industry are beyond our control and may result in reduced demand and pricing pressure on our products.
Certain trends and factors which may affect the industry are beyond our control and may adversely affect our business and results of operations. These trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;
•	adverse changes in the credit quality of our customers and suppliers;
•	adverse changes in the market conditions in our industry and the specific markets for our products;
•	the trend towards the sale of converged networking solutions, which could lead to reduced capital spending on multiple networks by our customers, and other significant technology shifts which could result in rapidly declining markets, including for our legacy products, and disproportionate growth in new technologies;
•	visibility to, and the actual size and timing of, capital expenditures by our customers;
•	inventory practices, including the timing of product and service deployment, of our customers;
•	the amount of network capacity and the network capacity utilization rates of our customers, and the amount of sharing and/or acquisition of new and/or existing network capacity by our customers;
•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;
•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

•	conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;
•	increased price competition, particularly from low cost competitors;
•	changes in legislation or accounting rules and governmental and environmental regulation or intervention affecting communications or data networking;
•	computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems;
•	acts of war, terrorism or natural disasters that could lead to disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services; and
•	cautious capital spending in our industry, which has affected, and could affect, demand for, or pricing pressures on, our products.

We face significant competition, may not be able to maintain our market share and may suffer from competitive pricing practices.
We operate in a highly volatile industry that is characterized by industry rationalization and consolidation, vigorous competition for market share and rapid technological development. Competition is heightened in periods of slow overall market growth. These factors could result in aggressive pricing practices and growing competition from smaller niche companies and established competitors, as well as well-capitalized computer systems and communications companies, which, in turn, could separately or together with consolidation in the industry have a material adverse effect on our gross margins.
Since some of the markets in which we compete are characterized by the potential for rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller, specialized companies and start-up ventures are now, or may in the future become, principal competitors. We may also face competition from the resale of used telecommunications equipment, including our own, by failed, downsized or consolidated high technology enterprises and telecommunications service providers. In addition, we face the risk that certain of our competitors may enter into additional business combinations, accelerate product development, or engage in aggressive price reductions or other competitive practices, which could make them larger, more diversified, lower cost, better capitalized, more powerful or more aggressive competitors.
We expect that we will face additional competition from existing competitors and from a number of companies that have entered or may enter our existing and future markets. In particular, we currently, and may in the future, face increased competition from low cost competitors such as Huawei, ZTE Corporation and other aggressive entrants in the market seeking to grow market share. Some of our current and potential competitors have substantially greater marketing, technical and financial resources, including access to capital markets and/or the ability to provide customer financing in connection with the sale of products. Many of our current and potential competitors have also established, or may in the future establish, relationships with our current and potential customers. Other competitive factors include the ability to provide new technologies and products, end-to-end networking solutions, and new product features, such as security, as well as conformance to industry standards. Increased competition could result in price reductions, negatively affecting our operating results and reducing profit margins, and could potentially lead to a loss of market share.

We may be materially and adversely affected by cautious capital spending by our customers. Increased consolidation among our customers and the loss of customers in certain markets could have a material adverse effect on our business, results of operations and financial condition.
Continued cautiousness in capital spending by service providers and other customers may affect our revenues more than we currently expect and may require us to adjust our current business model. Our revenues and operating results have been and may continue to be materially and adversely affected by the continued cautiousness in capital spending by our customers. We have focused on the larger customers in certain markets, which provide a substantial portion of our revenues. Increased industry consolidation among our customers may lead to downward pressure on the prices of our products, reduced spending, or a loss, reduction or delay in business from one or more of these customers. Such increased industry consolidation among our customers, reduced spending, a loss, reduction or delay in business from one or more of these customers, or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations, financial condition and liquidity. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our capital expenditures and investments or take other measures in order to meet our cash requirements.

Rationalization and consolidation in the industry may lead to increased competition and harm our business.
The industry has experienced consolidation and rationalization and we expect this trend to continue. There have been adverse changes in the public and private equity and debt markets for industry participants, which have affected their ability to obtain financing or to fund capital expenditures. Some industry participants have experienced financial difficulty and have filed, or may file, for bankruptcy protection or may be acquired by other industry participants. Other industry participants may merge and we and one or more of our competitors may each supply products to the companies that have merged or will merge. This rationalization and/or consolidation could result in our dependence on a smaller number of customers, purchasing decision delays by the merged companies and/or our playing a lesser role, or no longer playing a role, in the supply of communications products to the merged companies and downward pressure on pricing of our products. This rationalization and/or consolidation could also cause increased competition among our customers and pressure on the pricing of their products and services, which could cause further financial difficulties for our customers and result in reduced spending. A rationalization of industry participants could also increase the supply of used communications products for resale, resulting in increased competition and pressure on the pricing for our new products. In addition, telecommunications equipment suppliers may enter into business combinations, including the proposed merger of Lucent and Alcatel, or may be acquired by or sell a substantial portion of their assets to other competitors, resulting in accelerated product development, increased financial strength, or a broader base of customers, creating even more powerful or aggressive competitors. We may also see rationalization among equipment/component suppliers. The business failures of operators, competitors or suppliers may cause uncertainty among investors and in the industry generally and harm our business.

We operate in highly dynamic and volatile industries characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles.
The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our success depends, in substantial part, on the timely and successful introduction of high quality new products and upgrades to replace our legacy products with declining market demand, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. Our success will also depend on our ability to comply with emerging industry standards, to operate with products of other suppliers, to integrate, simplify and reduce the number of software programs used in our portfolio of products, to address emerging market trends, to provide our customers with new revenue-generating opportunities and to compete with technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions, software products and 3G wireless networks, is a complex and uncertain process resulting in the increasing importance of maintaining financial flexibility to react to changing market conditions and requiring significant R&D commitments and high levels of innovation, as well as the accurate anticipation of technological and market trends. Investments in this environment may result in our R&D and other expenses growing at a faster rate than our revenues, particularly since the initial investment to bring a product to market may be high or market trends could change unexpectedly. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products.
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
We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic and that the use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet will significantly impact traditional voice networks, both wireline and wireless. We believe that this will create market discontinuities, which will make traditional voice network products and services less effective as they were not designed for data traffic. We believe that these market discontinuities in turn will lead to the convergence of data and voice through upgrades of traditional voice networks to transport large volumes of data traffic or through the construction of new networks designed to transport both voice and data traffic. Either approach would require significant capital expenditures by service providers. We also believe that such developments will increase the demand for IP-optimized networking solutions, and 3G wireless networks.
We cannot be sure what the rate of this convergence of voice and data networks will be, due to the dynamic and rapidly evolving nature of the communications business, the technology involved and the availability of capital. Consequently, market discontinuities may occur and the demand for IP-optimized networking solutions or 3G wireless networks may be lower than expected. Alternatively, the pace of that development may be slower than currently anticipated. On a regional basis, growth of our revenues from sales of our networking solutions in developing countries, such as China and India, may be less than we anticipate if current customer orders are not indicative of future sales, strong growth in our UMTS technology does not occur, we are unable to establish strategic alliances in key markets or developing countries experience slower growth or fewer deployments of VoIP and wireless data networks than we anticipate.
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
We also cannot be sure that the metro optical portion of our Carrier Packet Networks business will continue to represent as large of a percentage of our overall Carrier Packet Networks revenues as we expect, or that our current growth in carrier VoIP will continue, or that sales of our traditional circuit switching solutions will not decline more rapidly than we anticipate, or that the rate of decline will not continue to exceed the rate of growth of our next generation solutions, any of which could materially and adversely affect our business, results of operations and financial condition.

We face certain barriers in our efforts to expand internationally.
We intend to continue to pursue international and emerging market growth opportunities. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on such investments, if any, are realized and such investments may result in expenses growing at a faster rate than revenues. Furthermore, those projects and investments could be adversely affected by:

•	reversals or delays in the opening of foreign markets to new competitors;
•	trade protection measures;
•	exchange controls;
•	currency fluctuations;
•	investment policies;
•	restrictions on repatriation of cash;
•	nationalization or regulation of local industry;
•	economic, social and political risks;
•	taxation;
•	interest rates;
•	challenges in staffing and managing international opportunities;
•	acts of war or terrorism;

•	natural disasters; and
•	other factors, depending on the country involved.

Difficulties in foreign financial markets and economies and of foreign financial institutions, particularly in emerging markets, could adversely affect demand from customers in the affected countries. An inability to maintain or expand our business in international and emerging markets while balancing the higher operational and financial risks associated with these markets could have a material adverse effect on our business, results of operations and financial condition.

Our gross margins may decline, which would reduce our operating results and could contribute to volatility in the market price of our publicly traded securities.
Our gross margins may be negatively affected as a result of a number of factors, including:

•	increased price competition in the networking industry, particularly from low cost competitors;
•	increased industry consolidation and rationalization among our customers, which may lead to decreased demand for, and downward pricing pressure on the prices of, our products;
•	changes in product and geographic mix;
•	customer and contract settlement costs;
•	higher product, material or labor costs;
•	increased inventory provisions, obsolescence charges or contract and customer settlement costs;
•	loss of cost savings on future inventory purchases as a result of higher inventory levels;
•	increased warranty costs;
•	introduction of new products and costs of entering new markets;
•	customer requirements for increased level of service;
•	changes in distribution channels;
•	excess capacity or excess fixed assets;
•	accruals for employee incentive bonuses;
•	costs relating to our restatements, including the possibility of substantial fines, settlements and/or damages or other penalties and/or remedial actions; and
•	further restructuring costs.
Lower than expected gross margins would negatively affect our operating results and could contribute to volatility in the market price of our publicly traded securities.

Negative developments associated with our supply contracts and contract manufacturing agreements including as a result of using a sole supplier for key optical networking solutions components may materially and adversely affect our business, results of operations, financial condition and supply relationships.
Some of our contracts with customers involve new technologies currently being developed or that we have not yet commercially deployed or that require us to build networks. Some of these contracts contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages and/or the termination of the contract. Our ability to meet these contractual obligations is, in part, dependent on us obtaining timely and adequate component parts and products from supply contracts and contract manufacturers. Unexpected developments in these supply contracts could have a material adverse effect on our revenues, cash flows and relationships with our customers.
In particular, we currently rely on a sole supplier, Bookham, Inc. or Bookham, for key optical networking solutions components, and our supply of such components used in our solutions could be materially adversely affected by adverse developments in that supply arrangement with that supplier. In December 2004, we entered into a restructuring agreement with Bookham. In February 2005, we agreed to waive for a period of time Bookham’s obligation to maintain a minimum cash balance under certain secured and unsecured notes and in May 2005 we agreed to adjust the prepayment provisions under these notes, received additional collateral for these notes and amended our supply agreement with Bookham to provide Bookham with financial flexibility to continue the supply of optical networking solutions components. In January 2006, we amended the supply agreement to extend certain purchase commitments and agreed to purchase a minimum of $72 million in products from Bookham in 2006. The inability of this supplier to meet its contractual obligations under our supply arrangements and our inability to make alternative arrangements could have a material adverse effect on our revenues, cash flows and relationships with our customers. For more information, see “Developments in 2005 and 2006 — Optical Components Operations” in the “MD&A” section of this report.
As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we are in the process of finalizing the outsourcing of substantially all of our manufacturing capacity to contract manufacturers, including an agreement with Flextronics. Commencing in the fourth quarter of 2004 and throughout 2005, we completed the transfer to Flextronics of certain of our optical design activities in Ottawa, Canada and Monkstown, Northern Ireland and our manufacturing activities in Montreal, Canada and Chateaudun, France. In order to allow completion of several major information systems changes that are expected to simplify and improve the quality of operations during the transaction, we now expect to transfer the remaining manufacturing operations in Calgary, Canada to Flextronics by the end of the second quarter of 2006. We and Flextronics have agreed that we will retain our Monkstown manufacturing operations and establish a regional supply chain center to lead our EMEA supply chain operations. Flextronics also has the ability in certain cases to exercise rights to sell back to us certain inventory and equipment after the expiration of a specified period (of up to fifteen months) following each respective closing date. We do not expect such rights to be exercised with respect to any material amount of inventory and/or equipment. Upon the completion of the divestiture, a significant portion of our supply chain will be concentrated with Flextronics. There is no assurance that we will be able to complete, on a timely basis or otherwise, the remaining portion of the transaction with Flextronics, which could materially and negatively impact our cash flows and operating results. For more information, see “Developments in 2005 and 2006 — Evolution of Our Supply Chain Strategy” in the “MD&A” section of this report.
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
Our products are highly complex, and some of them can be fully tested only when deployed in telecommunications networks or with other equipment. From time to time, our products have contained undetected defects, errors or failures. The occurrence of any defects, errors or failures could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers’ end users and other losses to us or to our customers or end users. We record provisions for estimated costs related to warranties given to customers on our products to cover defects. Our estimated warranty obligation is based upon warranty terms, ongoing product failure rates, historical material replacement costs and the associated labor to correct the product defect. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. If we experience an increase in warranty claims compared with our historical experience, or if the costs of servicing warranty claims is greater than the expectations on which the accrual is based, our gross margin could be negatively affected. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our business, results of operations and financial condition. For more information on our provisions for product warranties, see “Application of Critical Accounting Policies and Estimates — Provisions for Product Warranties” in the “MD&A” section of this report.

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

We continue to restructure and transform our business to respond to industry and market conditions and to address our biggest operational and strategic challenges. The assumptions underlying these efforts may prove to be inaccurate, or we may fail to achieve the expected benefits from these efforts, and we may have to restructure or transform our business again in the future.
We continue to restructure and transform our business to realign resources and achieve desired cost savings in an increasingly competitive market. We have based our restructuring efforts on certain assumptions regarding the cost structure of our business. Our current assumptions may or may not be correct and as a result, we may determine that further restructuring or business transformation in the future will be needed. Our restructuring efforts and business transformation may not be sufficient for us to achieve improved results and meet the changes in industry and market conditions, including increased competition. In particular, we face increased competition from low cost competitors such as Huawei and ZTE Corporation. We must manage the potentially higher growth areas of our business, which encompass higher operational and financial risks, as well as the non-core areas, in order for us to achieve improved results.
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
We have also begun to focus on recent business transformation objectives of business simplification (including pursuing market opportunities where we can achieve a leadership position and at least a 20 percent market share), quality improvement (including implementation of a Six Sigma quality program), reduced direct and indirect costs (including improved R&D prioritization), and new revenue growth (including increased sales and improved pricing effectiveness). There is no guarantee that these strategic initiatives will improve our overall market competitiveness and profitability or that they can be achieved with our existing financial and managerial resources.

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
In Europe, we are subject to new product content laws and product takeback and recycling requirements that will require full compliance commencing in July  2006. As a result of these laws and requirements, we will incur additional compliance costs. Although compliance costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations and financial condition in the past, they may result in a material adverse effect in the future. We are actively working on compliance plans and risk mitigation strategies relating to the new laws and requirements. We intend to manufacture products that are compliant with all applicable legislation and meet our quality and reliability requirements. Although we are working with our strategic suppliers in this regard, it is possible that some of our products may not be compliant by the legislated compliance date. In such event, we expect that we will have the ability to rely on available exemptions under the new legislation for most of such products and currently do not expect significant disruption to the distribution of such products.

We have made, and may continue to make, strategic acquisitions. If we are not successful in operating or integrating these acquisitions, our business, results of operations and financial condition may be materially and adversely affected.
From time to time, we acquire companies that we believe would enhance the expansion of our business and products. We may make selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional product and/or market strengths. For example, in June 2005, we acquired PEC and in February 2006, we acquired Tasman Networks. Acquisitions involve significant risks and uncertainties, including:

•	the industry may develop in a different direction than anticipated and the technologies we acquire may not prove to be those we need or the business model of acquired companies may become obsolete;
•	the future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;
•	the revenues of acquired businesses may not offset increased operating expenses associated with these acquisitions;
•	potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;

•	potential difficulties in integrating new products, software, internal controls, businesses and operations in an effective and timely manner or at all;
•	our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;
•	potential loss of key employees of the acquired businesses;
•	diversion of the attention of our senior management from the operation of our daily business;
•	entering new markets in which we have limited experience and where competitors may have a stronger market presence;
•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition purchase price being paid in cash;
•	potential issuance of equity or equity related securities as a result of all or a portion of an acquisition purchase price being paid with such equity or equity related securities, which could result in the significant dilution of existing equity positions; and
•	potential assumption of liabilities.

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

Our business may suffer if our strategic alliances are not consummated or are not successful.
We have announced a number of strategic alliances with suppliers, developers and members in our industry to facilitate product compatibility, encourage adoption of industry standards or to offer complementary product or service offerings to meet customer needs, including our joint venture with LG Electronics and our proposed joint venture with Huawei. Our business may be adversely affected if we are not able to reach definite agreements with respect to previously announced strategic alliances in a timely manner or at all. Furthermore, we believe that cooperation between multiple vendors is critical to the success of our communications solutions for both service providers and enterprises. In some cases, the companies with which we have strategic alliances also compete against us in some of our business areas. If a member of a strategic alliance fails to perform its obligations, if the relationship fails to develop as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with our customers. Our business may also be adversely affected if our choice of strategic alliance collaborators does not enable us to leverage our existing and future product and service offerings in order to capitalize on expected future market trends (such as convergence in the enterprise market).

If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business will be negatively affected.
Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to improve our financial and managerial control and our reporting systems and procedures through initiatives such as our global finance transformation project, which includes the global implementation of SAP, in order to manage our business more effectively in the future. If we fail to continue to implement improved systems and processes, our ability to manage our business and results of operation could be adversely affected.

Our risk management strategy may be not effective or not commensurate to the risks we are facing.
We maintain global blanket policies of insurance of the types and in the amounts of comparable companies of the same size and in the same industry. We limit our exposure to risk through a combination of levels of self-insurance and the purchase of various insurance coverages. We have retained certain self-insurance risks with respect to certain employee benefit programs such as worker’s compensation, group health insurance, life insurance and other types of insurance. Our insurance program is based on various lines and limits of coverage that provides what we think are appropriate levels of retained and insured risks. Insurance is arranged with reliable, financially stable insurance companies as rated by A. M. Best Company, Inc. We combine comprehensive risk management programs and the active management of claims handling and litigation processes by using internal professionals and external technical expertise to manage the risk we retain.

If this risk management strategy is not effective or is not commensurate to the risks we are facing, these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Risks Relating to Our Liquidity, Financing Arrangements and Capital

Cash flow fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner. Additional sources of funds may not be available on acceptable terms or at all.
Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. As of December 31, 2005, our primary source of liquidity was cash and we expect this to continue throughout 2006. Based on past performance and current expectations we do not expect our operations to generate significant cash flow in 2006. In addition, in 2006, we expect our continued transfer of certain manufacturing assets to Flextronics, and the sale of other non-core assets to continue to be a source of cash at similar levels as 2005 amounts. We estimate that as our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business Overview — Our Strategy and Outlook” in the MD&A section of this report), fund our investments and meet our customer commitments for at least the next twelve month period commencing December 31, 2005, including cash expenditures outlined under “Liquidity and Capital Resources — Future Uses of Liquidity” in the “MD&A” section of this report. In making this estimate, we have not assumed the need to make any payments in respect of fines or other penalties or judgments or settlements in connection with our pending civil litigation not encompassed by the Proposed Class Action Settlement or regulatory or criminal investigations related to the restatements, which could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees and expenses. As more fully discussed under “Material adverse legal judgments, fines, penalties or settlements, including the Proposed Class Action Settlement, could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant,” these payments could materially and adversely affect our cash position, our available cash and cash flow from operations may not be sufficient to pay them, and additional sources of funding may not be available to us on commercially reasonable terms or at all.
We and NNI agreed to a demand right exercisable at any time after May 31, 2006 pursuant to which we will be required to take all reasonable actions to issue senior unsecured debt securities in the capital markets to repay the 2006 Credit Facility. There can be no assurance that we will be able to refinance the 2006 Credit Facility by issuing unsecured debt securities. Any inability to refinance the 2006 Credit Facility would materially adversely affect our liquidity. In addition, we continue to monitor the capital markets for opportunities to refinance upcoming debt maturities, as more fully discussed under “Our high level of debt could materially and adversely affect our business, results of operations, financial condition and liquidity.” If we are unable to refinance our existing debt that is coming due in 2007, should we decide to do so, the amount of cash available to finance our operations and other business activities and our ability to pay any judgments, fines, penalties or settlements, if any, would be significantly reduced, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Other factors, discussed more fully elsewhere in this section, may also result in our net cash requirements exceeding our current expectations and negatively affect the amount of cash available to finance our operations and other business activities, including:

•	a greater than expected slowdown in capital spending by service providers and other customers or other changes to our business model could result in materially lower revenues and cash flows;
•	costs incurred in connection with restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings;
•	changes in market demand for networking products, which may require increased expenditures to develop and market different technologies;
•	we may need to make larger contributions to our defined benefit plans in North America and the United Kingdom, or U.K., and retirement plans in other countries;
•	an increased portion of our cash and cash equivalents may be restricted as cash collateral for customer performance bonds and contracts if the industry or our current condition deteriorates; and
•	an inability of our subsidiaries to provide us with funding in sufficient amounts could adversely affect our ability to meet our obligations.
We may seek additional funds from liquidity-generating transactions and other sources of external financing (which may include a variety of debt, convertible debt and/or equity financings), but these financings may not be available to us on acceptable terms or at all. In addition, we may not continue to have access to the EDC Support Facility when and as needed. Our inability to manage cash flow fluctuations resulting from the above factors and the potential reduction, expiry or termination of the EDC Support Facility could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner. These circumstances could, for example:

•	make it more difficult for us to satisfy our obligations under our outstanding debt and other obligations and to pay any judgments, fines, penalties or settlements in connection with our pending civil litigation and investigations;
•	require us to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities such as acquisitions, R&D projects or product design enhancements;
•	increase our vulnerability to economic downturns, adverse industry conditions and adverse developments in our business, and limit our flexibility in planning for or reacting to such changes; and
•	place us at a competitive disadvantage compared to competitors that have greater liquidity.

Our high level of debt could materially and adversely affect our business, results of operations, financial condition and liquidity.
In order to finance our business, we have incurred significant levels of debt. As of December 31, 2005, we had approximately $3.9 billion of debt reflected on our consolidated balance sheet, of which $3.6 billion was notes outstanding under our public debt indentures and $162 million was outstanding under the EDC Support Facility. In February 2006, we borrowed $1.3 billion under the 2006 Credit Facility and repaid $1.275 billion of notes issued under our public debt indentures. In the future, we may need to obtain additional sources of funding, which may include debt or convertible debt financing. A high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding, or any significant reduction in, or access to, the EDC Support Facility, could materially and adversely affect our ability to fund the operations of our business.
Other effects of our high degree of leverage include the following:

•	it could be more difficult for us to satisfy our obligations under our outstanding debt and other obligations;
•	we may have difficulty borrowing money in the future or accessing other sources of funding;
•	we may have difficulty refinancing our existing debt, should we decide to do so, including the $150 million of outstanding 7.40% Notes due June 15, 2006 issued by an indirect wholly owned finance subsidiary of NNL and the $1.3 billion outstanding under the 2006 Credit Facility due in February 2007;
•	we may need to dedicate a substantial portion of our cash and cash flow from operations to debt payments, thereby significantly reducing the availability of our cash and cash flow from operations for other purposes, including payments of judgments, settlements, fines or other penalties and our operational needs (for example, in order to meet our debt service obligations, we may be required to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities such as acquisitions, R&D projects or product design enhancements);
•	increase our vulnerability to economic downturns, adverse industry conditions and adverse developments in our business, and limit our flexibility in planning for or reacting to such changes; and
•	place us at a competitive disadvantage compared to competitors that have less debt.

Covenants under the 2006 Credit Facility and the EDC Support Facility impose operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities.
The agreements governing our credit facilities contain covenants that:

•	limit our ability to create liens on our assets and the assets of substantially all of our subsidiaries in excess of certain baskets and permitted amounts;
•	limit our ability and the ability of substantially all of our subsidiaries to merge, consolidate, amalgamate with another person;
•	require us to maintain a minimum level of Adjusted EBITDA beginning with the twelve-month period ending March 31, 2006 (for more information on Adjusted EBITDA, see “Liquidity an Capital Resources — Future Sources of Liquidity — Credit facilities” in the “MD&A” section of this report);
•	require us to maintain at least $1 billion of unrestricted cash at all times; and
•	restrict the ability of our subsidiaries to incur funded debt in excess of certain amounts without guaranteeing NNL’s obligations under the EDC Support Facility.

In addition, we may in the future incur and guarantee debt with more restrictive covenants (including maintenance financial tests) that impose significant operating and financial restrictions, including restrictions on our ability to engage in other business activities that may be in our best long-term interests.
Failure to comply with the covenants under the credit facilities could materially and adversely affect our business, results of operations, financial condition and liquidity.

Certain provisions in the indentures governing certain of our public debt issues, together with the provisions of the 2006 Credit Facility, severely limit our ability to incur certain types of additional secured debt while the secured loans under the 2006 Credit Facility are outstanding.
Provisions in the indentures governing certain of our public debt issues require us to grant security to the holders of such debt on an equal and ratable basis with any new secured debt in excess of certain amounts. Because we have granted security to secure a portion of the 2006 Credit Facility without equally and ratably securing all of our outstanding public debt securities, we are currently severely limited in our ability to incur certain types of additional secured debt. Our failure to provide security in accordance with the terms of these indentures upon our incurrence of certain types of additional secured debt would constitute events of default under such indentures, the 2006 Credit Facility and the EDC Support Facility, which could have a significant impact on our liquidity and could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to secure alternative support for certain obligations arising out of our normal course business activities.
The EDC Support Facility may not provide all the support we require for certain of our obligations arising out of our normal course of business activities. As of December 31, 2005, there was approximately $162 million of outstanding support utilized under the EDC Support Facility, approximately $142 million of which was outstanding under the small bond sub-facility. In addition, bid and performance related bonds with terms that extend beyond December 31, 2007, which, absent any early termination of the EDC Support Facility, is the expiry date of this facility, are currently not eligible for the support provided by the EDC Support Facility. Given that the EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 days, we may need to increase our use of cash collateral to support these obligations beginning on January 1, 2007 absent a further extension of the facility. Unless EDC agrees to extend the facility or agrees to provide support outside the scope of the facility, we may be required to provide cash collateral to support these obligations. We cannot provide any assurance that we will reach an agreement with EDC on these matters. EDC may also suspend its obligation to issue NNL any additional support if events occur that have a material adverse effect on NNL’s business, financial position or results of operations. If we do not have access to sufficient support under the EDC Support Facility, and if we are unable to secure alternative support, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which could adversely affect our ability to fund some of our normal course business activities, capital expenditures, R&D projects and our ability to borrow in the future.

An inability of our subsidiaries to provide us with funding in sufficient amounts could adversely affect our ability to meet our obligations.
We may at times depend primarily on loans, dividends or other forms of financing from our subsidiaries to meet our obligations to pay interest and principal on outstanding public debt and to pay corporate expenses. If our subsidiaries are unable to pay dividends or provide us with loans or other forms of financing in sufficient amounts, or if there are any restrictions on the transfer of cash between us and our subsidiaries, including commercial limitations on transfers of cash pursuant to our joint ventures commitments, our liquidity and our ability to meet our obligations could be adversely affected.

We may need to make larger contributions to our defined benefit plans in the future.
We currently maintain various defined benefit plans in North America and the U.K. which cover various categories of employees and retirees, which represent our major retirement plans. In addition, we have smaller retirement plans in other countries. Our obligations to make contributions to fund benefit obligations under these plans are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operation of the plans, including employee turnover and retirement rates, the performance of the financial markets and interest rates. If experience differs from the assumptions, the amounts we are obligated to contribute to the plans may increase. In particular, the performance of the financial markets is difficult to predict, particularly in periods of high volatility in the equity markets. If the financial markets perform lower than the assumptions, we may have to make larger contributions in the future than we would otherwise have to make and expenses related to defined benefit plans could increase. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of required contributions in the future increases. If interest rates are lower in the future than we assume they will be, then we would probably be required to make larger contributions than we would otherwise have to make. In addition, we are currently in discussions with the Trustee of our pension plan in the U.K. to establish a long-term funding agreement, which would increase the level of contributions in 2006 and in subsequent years.

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
Our publicly traded securities have experienced, and may continue to experience, substantial price volatility, including considerable decreases, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by our competitors and us, including our announcements related to our multiple restatements, the Independent Review, the Revenue Independent Review, our management changes, the regulatory and criminal investigations, the Proposed Class Action Settlement, the other civil litigation proceedings and related matters. The proposed issuance of 628,667,750 Nortel Networks Corporation common shares (representing 14.5% of our equity as of February 7, 2006) under the Proposed Class Action Settlement, if finalized and approved, will result in dilution of existing equity positions and may increase volatility in the market price of Nortel Networks Corporation common shares or our other publicly traded securities. Our credit quality, any equity or equity related offerings, operating results and prospects, restatements of previously issued financial statements, any exclusion of our publicly traded securities from any widely followed stock market indices, among other factors, will also affect the market price of our publicly traded securities.
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

The proposed share consolidation could result in a lower total market capitalization or adversely affect the liquidity of our common shares. A consolidation could make it more difficult or more expensive for shareholders to sell their shares.
Numerous factors and contingencies could affect our share price following a share consolidation, including the status of the market for the common shares at the time, our reported results of operations in future periods, and general economic, geopolitical, stock market and industry conditions. Accordingly, the market price of our common shares may not be sustainable at the direct arithmetic result of the consolidation, and may be lower. If the market price of our common shares is lower than it was before the consolidation, our total market capitalization (the aggregate value of all common shares at the then market price) after the consolidation may be lower than before the consolidation.
While a higher share price may help generate investor interest in Nortel Networks Corporation common shares, the proposed consolidation may not result in a per share market price that will attract institutional investors or investment funds and such share price may not satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of NNC’s common shares may not necessarily improve. If the consolidation is implemented and the market price of NNC’s common shares declines, the percentage decline may be greater than would occur in the absence of the consolidation. The market price of NNC’s common shares will, however, also be based on our performance and other factors, which are unrelated to the number of common shares outstanding. Furthermore, the liquidity of NNC’s common shares could be adversely affected by the reduced number of common shares that would be outstanding after the consolidation.
A consolidation may result in some shareholders owning “odd lots” of less than 100 common shares of NNC on a post-consolidation basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “board lots” of even multiples of 100 shares.
ITEM 1B.     Unresolved Staff Comments
None.

ITEM 2.	Properties
At December 31, 2005, we operated 189 sites around the world occupying approximately 12.3 million square feet. The following table sets forth additional information regarding these sites:

	Number of Sites

Type of Site*	Owned	Leased	Geographic Locations

Manufacturing and repair	5	—	Canada, EMEA, CALA and the Asia Pacific region
Distribution centers	—	8	United States, EMEA, CALA and the Asia Pacific region
Offices (administration, sales and field service)	4	161	All geographic regions
Research and development	4	7	United States, Canada, EMEA and the Asia Pacific region

TOTAL**	13	176

*	Indicates the primary use of the site. A number of our sites are mixed-use facilities.
**	Excludes approximately 6.1 million square feet, consisting primarily of leased and/or vacant property designated as part of a planned square footage reduction in connection with our restructuring activities commenced in 2001. At December 31, 2005 approximately 3.6 million square feet of such property was sub-leased.
At December 31, 2005, our facilities were primarily used, on a consolidated basis, approximately as follows:

•	31% by Global Operations;
•	14% by Carrier Packet Networks;
•	11% by Enterprise Networks;
•	6% by CDMA Networks;
•	8% by GSM and UMTS Networks; and
•	30% by one or more of our reporting segments and/or corporate facilities.
In 2005, we continued to reduce the square footage of our global facilities to better align ourselves with current market conditions. We believe our facilities are suitable and adequate, and have sufficient capacity to meet our current needs. We continue to evaluate our future real estate needs based on the current industry environment and taking into account our business requirements. In 2005, we entered into an agreement to sell our facility in Brampton, Ontario to Rogers

Communications Inc. The sale, completed on January 4, 2006, includes approximately one million square feet, fixtures and certain personal property located at the facility and 63 acres of land.

ITEM 3.	Legal Proceedings
Subsequent to the February 15, 2001 announcement in which Nortel provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the U.S. District Courts for the Eastern District of New York, the Southern District of New York and the District of New Jersey and in courts in the provinces of Ontario, Québec and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities. On May 11, 2001, the defendants filed motions to dismiss and/or stay in connection with the three proceedings in Québec primarily based on the factual allegations lacking substantial connection to Québec and the inclusion of shareholders resident in Québec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Québec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding (the “Québec I Action”) was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, the defendants filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the U.S. District Court for the Southern District of New York was filed consolidating twenty-five of the related U.S. class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs (the “Nortel I Class Action”). The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action (the “British Columbia Action”) served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the grounds that British Columbia is an inappropriate forum. The motion has been adjourned at the plaintiffs’ request to a future date to be set by the parties.
On April 1, 2002, Nortel filed a motion to dismiss the Nortel I Class Action on the ground that it failed to state a cause of action under U.S. federal securities laws. On January 3, 2003, the District Court denied the motion to dismiss the consolidated amended complaint for the Nortel I Class Action. The plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003. The District Court held oral arguments on September 3, 2003 and issued an order granting class certification on September 5, 2003. On September 23, 2003, the defendants filed a motion in the U.S. Court of Appeals for the Second Circuit for permission to appeal the class certification decision. The plaintiffs’ opposition to the motion was filed on October 2, 2003. On November 24, 2003, the U.S. Court of Appeals for the Second Circuit denied the motion. On March 10, 2004, the District Court approved the form of notice to the class, which was published and mailed.
On July 17, 2002, a purported class action lawsuit (the “Ontario Claim”) was filed in the Ontario Superior Court of Justice, Commercial List, naming Nortel, certain of its current and former officers and directors and its auditors as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the Nortel I Class Action. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel Networks Corporation securities (including options on Nortel Networks Corporation securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Canadian $5 billion, plus punitive damages in the amount of Canadian $1 billion, prejudgment and postjudgment interest and costs of the action. On September 23, 2003, the Court issued an order allowing the plaintiffs to proceed to amend the Ontario Claim and requiring that the plaintiffs serve class certification materials by December 15, 2003. On September 24, 2003, the plaintiffs filed a notice of discontinuance of the original action filed in Ontario. On December 12, 2003, plaintiffs’ counsel requested an extension of time to January 21, 2004 to deliver class certification materials. On January 21, 2004, plaintiffs’ counsel advised the Court that the two representative plaintiffs in the action no longer wished to proceed, but counsel was prepared to deliver draft certification materials pending the replacement of the representative plaintiffs. On February 19, 2004, the plaintiffs’ counsel advised the Court of a potential new representative plaintiff. On February 26, 2004, the defendants requested the Court to direct the plaintiffs’ counsel to bring a motion to permit the withdrawal of the current representative plaintiffs and to substitute the proposed representative plaintiff. On June 8, 2004, the Court signed an order allowing a Second Fresh as Amended Statement of Claim that substituted one new representative plaintiff, but did not change the substance of the prior claim.
Subsequent to the March 10, 2004 announcement in which Nortel indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities. On June 30, 2004, the Court signed Orders consolidating the 27 class actions (the “Nortel II Class Action”) and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint. On January 18, 2005, the lead plaintiffs, Nortel and the Audit Committee Defendants reached an agreement in which Nortel would withdraw its motion to dismiss and plaintiffs would dismiss Count II of the complaint, which asserts a claim against the Audit Committee Defendants. On May 13, 2005, the plaintiffs filed a motion for class certification. On September 16, 2005, lead plaintiffs filed an amended consolidated class action complaint that rejoined the previously dismissed Audit Committee Defendants as parties to the action. On March 16, 2006, the plaintiffs withdrew their motion for class certification.
On July 28, 2004, Nortel and certain of their current and former officers and directors, were named as defendants in a purported class proceeding in the Ontario Superior Court of Justice on behalf of shareholders who acquired Nortel Networks Corporation securities as early as November 12, 2002 and as late as July 28, 2004 (the “Ontario I Action”). This lawsuit alleges, among other things, breaches of trust and fiduciary duty, oppressive conduct and misappropriation of corporate assets and trust property in respect of the payment of cash bonuses to executives, officers and employees in 2003 and 2004 under the Nortel Return to Profitability bonus program and seeks damages of Canadian $250 million and an order under the Canada Business Corporations Act directing that an investigation be made respecting these bonus payments.
On February 16, 2005, a motion for authorization to institute a class action on behalf of residents of Québec, who purchased Nortel securities between January 29, 2004 and March 15, 2004, was filed in the Québec Superior Court naming Nortel as a defendant (the “Québec II Action”). The motion alleges that Nortel made misrepresentations about 2003 financial results.
On March 9, 2005, Nortel and certain of its current and former officers and directors and its auditors were named as defendants in a purported class action proceeding filed in the Ontario Superior Court of Justice, Commercial List, on behalf of all Canadian residents who purchased Nortel Networks Corporation securities from April 24, 2003 to April 27, 2004 (the “Ontario II Action”). This lawsuit alleges, among other things, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with Nortel’s 2003 financial results and seeks damages of Canadian $3 billion, plus punitive damages in the amount of Canadian $1 billion, prejudgment and postjudgment interest and costs of the action.
On September 30, 2005, Nortel announced that a mediator had been jointly appointed by the two U.S. District Court Judges presiding over the Nortel I Class Action and the Nortel II Class Action to oversee settlement negotiations between Nortel and the lead plaintiffs in these two actions. The appointment of the mediator was pursuant to a request by Nortel and the lead plaintiffs for the Courts’ assistance to facilitate the possibility of achieving a global settlement regarding these actions. The settlement discussions before the mediator are confidential and non-binding on the parties without prejudice to their respective positions in the litigation. The mediator, United States District Court Judge the Honorable Robert W. Sweet, is not presiding over either of these actions. On February 8, 2006, Nortel announced that, as a result of this mediation process, Nortel and the lead plaintiffs in the Nortel I Class Action and the Nortel II Class Action have reached an agreement in principle to settle these lawsuits (the “Proposed Class Action Settlement”).
The Proposed Class Action Settlement would be part of, and is conditioned on, Nortel reaching a global settlement encompassing all pending shareholder class actions and proposed shareholder class actions commenced against Nortel and certain other defendants following Nortel’s announcement of revised financial guidance during 2001, and Nortel’s revision of its 2003 financial results and restatement of other prior periods, including, without limitation, the Nortel I Class Action, the Nortel II Class Action, the Ontario Claim, the Québec I Action, the British Columbia Action, the Ontario I Action, the Québec II Action and the Ontario II Action. The Proposed Class Action Settlement is also conditioned on Nortel and the lead plaintiffs reaching agreement on corporate governance related matters and the resolution of insurance related issues. On March 17, 2006 Nortel announced that it and the lead plaintiff had reached such an agreement with Nortel’s insurers to certain indemnification obligations. Nortel believes that these indemnification obligations would be unlikely to materially increase its total cash payment obligations under the Proposed Class Action

Settlement. The insurance payments would not reduce the amounts payable by Nortel as noted below. Nortel also agreed to certain corporate governance enhancements, including the codification of certain of its current governance practices in its Board of Directors written mandate and the inclusion in its annual proxy circular and proxy statement of a report on certain of its governance practices.
Under the terms of the proposed global settlement contemplated by the Proposed Class Action Settlement, Nortel would make a payment of $575 million in cash, issue 628,667,750 of Nortel Networks Corporation common shares (representing 14.5% of Nortel’s equity as of February 7, 2006), and contribute one-half of any recovery in Nortel’s existing litigation against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Proposed Class Action Settlement would be adjusted accordingly. The total settlement amount would include all plaintiffs’ court-approved attorneys’ fees. As a result of the Proposed Class Action Settlement, Nortel has established a litigation reserve and recorded a charge to its full-year 2005 financial results of $2,474 million, $575 million of which relates to the proposed cash portion of the Proposed Class Action Settlement, while $1,899 million relates to the proposed equity component and will be adjusted in future quarters based on the fair value of the Nortel Networks Corporation common shares issuable until the finalization of the settlement. Any change to the terms of the Proposed Class Action Settlement would likely result in an adjustment to the litigation reserve. Nortel expects to fund its cash contribution to the settlement, if finalized, out of its then available cash balances.
Nortel and the lead plaintiffs in the Nortel I Class Action and the Nortel II Class Action are continuing discussions towards a definitive settlement agreement based on the Proposed Class Action Settlement. At this time, it is not certain that such an agreement can be reached, that each of the actions noted above can be brought into, or otherwise bound by, the proposed settlement, if finalized, that any such definitive settlement agreement would receive the required court and other approvals in all applicable jurisdictions, and the timing of any developments related to these matters is not certain.
In addition to the shareholder class actions encompassed by the Proposed Class Action Settlement, Nortel is also subject to ongoing regulatory and criminal investigations and related matters relating to its accounting restatements, and to certain other class actions, securities litigation and other actions described below. The Proposed Class Action Settlement and the litigation reserve charge taken in connection with the Proposed Class Action Settlement do not relate to these matters. Nortel has not taken any additional reserves at this time for any potential judgments, fines, penalties or settlements that may arise from these other pending investigations or actions (other than for anticipated professional fees and expenses).
On April 5, 2004, Nortel announced that the Securities Exchange Commission (the “SEC”) had issued a formal order of investigation in connection with Nortel’s previous restatement of its financial results for certain periods, as announced in October 2003, and Nortel’s announcements in March 2004 regarding the likely need to revise certain previously announced results and restate previously filed financial results for one or more periods. The matter had been the subject of an informal SEC inquiry. On April 13, 2004, Nortel announced that it had received a letter from the staff of the Ontario Securities Commission (the “OSC”) advising that there is an OSC Enforcement Staff investigation into the same matters that are the subject of the SEC investigation.
On May 14, 2004, Nortel announced that it had received a federal grand jury subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. On August 23, 2005, Nortel received an additional federal grand jury subpoena in this investigation seeking production of additional documents, including documents relating to the Nortel Retirement Income Plan and the Nortel Long-Term Investment Plan.
On August 16, 2004, Nortel received a letter from the Integrated Market Enforcement Team of the Royal Canadian Mounted Police (the “RCMP”) advising Nortel that the RCMP would be commencing a criminal investigation into Nortel’s financial accounting situation.
A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the Nortel Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004. On June 17, 2005, the plaintiffs filed a Second Amended Consolidated Class Action Complaint that added additional current and former directors, officers and employees as defendants and alleged breach of fiduciary duty on behalf of the Plan and as a purported class action on behalf of participants and beneficiaries of the Plan who held shares of the Nortel Networks Stock Fund during the period from March 7, 2000 through June 17, 2005. On July 8, 2005, the defendants filed a Renewed Motion to Dismiss Plaintiffs’ Second Amended Class Action Complaint. On July 29, 2005, plaintiffs filed an opposition to the motion, and defendants filed a reply memorandum on August 12, 2005. On March 30, 2006, the defendants filed an additional motion to dismiss raising the jurisdictional challenge that all former Plan participants, including one of the named plaintiffs, lack standing to assert a claim under ERISA. On April 17, 2006, plaintiffs filed a motion to strike this motion to dismiss.
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
On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain current and former officers and directors, of Nortel alleging, among other things, breach of fiduciary duties owed to Nortel during the period from 2000 to 2003 including by causing Nortel to engage in unlawful conduct or failing to prevent such conduct; causing Nortel to issue false statements; and violating the law (the “U.S. Derivative Action”). On February 14, 2005, the defendants filed motions to dismiss the derivative complaint. On April 29, 2005, the plaintiffs filed an opposition to the motions to dismiss. On May 26, 2005, the defendants filed a reply memorandum in support of the motions to dismiss. On August 24, 2005, the Court issued an opinion and order granting the defendants’ motions to dismiss the derivative complaint. Since the plaintiffs did not appeal the dismissal and the time to file an appeal has passed, this action is concluded.
On December 21, 2005, an application was filed in the Ontario Superior Court of Justice for leave to commence a shareholders’ derivative action on Nortel’s behalf against certain current and former officers and directors, of Nortel alleging, among other things, breach of fiduciary duties, breach of duty of care and negligence, and unjust enrichment in respect of various alleged acts and omissions including causing or permitting Nortel to issue alleged materially false and misleading statements regarding expected growth in revenues and earnings for 2000 and 2001 and endorsing or permitting accounting practices relating to provisions not in compliance with GAAP. The proposed derivative action would seek on Nortel’s behalf, among other things, compensatory damages of Canadian $1 billion and punitive damages of Canadian $10 million from the individual defendants (the “Proposed Ontario Derivative Action”). In the Proposed Ontario Derivative Action, the defendants are the same and the allegations are substantially similar to the derivative complaint in the U.S. Derivative Action. The Proposed Ontario Derivative Action would also seek an order directing Nortel’s Board of Directors to reform and improve Nortel’s corporate governance and internal control procedures as the Court may deem necessary or desirable and an order that Nortel pay the legal fees and other costs in connection with the Proposed Ontario Derivative Action. The application for leave to commence the Proposed Ontario Derivative Action has not yet been heard. However, in response to a motion brought by the applicants to preserve potential claims against the possible expiration of potential limitation periods, Nortel consented to an order, entered February 14, 2006, permitting the applicants to file and have issued by the Court, on an interim basis and pending final determination of the application, the Proposed Ontario Derivative Action without prejudice to Nortel’s position on the merits of the application itself. The order provides that no further steps shall be taken against the individual defendants in the Proposed Ontario Derivative Action unless the application is granted and if the application is denied the Proposed Ontario Derivative Action is to be discontinued.
On January 31, 2005, a Statement of Claim was filed in the Ontario Superior Court of Justice by Nortel and NNL against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003.
On April 20, 2006, Mr. Frank Dunn filed a Notice of Action in the Ontario Superior Court of Justice against Nortel and NNL asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgement interest and costs. On April 24, 2006, the court granted Mr. Dunn’s request for interim relief to seal the file pending return of his motion to stay his action and seal the file. The court’s order was without prejudice to defendant’s disclosure obligations under applicable securities laws.
Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 million Nortel has taken as a charge in its 2005 financial results as a result of the Proposed Class Action Settlement, Nortel has not taken any reserves for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims, proceedings and investigations. Nortel cannot determine whether these actions, suits, claims, proceedings and investigations will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition or liquidity of Nortel. Except for matters encompassed by the Proposed Class Action Settlement, as to which Nortel and the lead plaintiffs are continuing discussions towards a definitive settlement agreement, Nortel intends to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations. For information on the risks relating to the legal proceedings, see the “Risk Factors” section of this report.
Nortel is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Environmental matters
Nortel’s operations are subject to a wide range of environmental laws in various jurisdictions around the world. Nortel seeks to operate its business in compliance with such laws. Nortel is subject to new European product content laws and product takeback and recycling requirements that will require full compliance commencing in July 2006. As a result of these laws and requirements Nortel will incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on the business, results of operations, financial condition or liquidity in the past, there can be no assurance that Nortel will not be required to incur such costs in the future. Nortel is actively working on compliance plans and risk mitigation strategies relating to the new laws and requirements. Although Nortel is working with its strategic suppliers in this regard, it is possible that some of Nortel’s products may not be compliant by the legislated compliance date. In such event, Nortel expects that it will have the ability to rely on available exemptions under the new legislation for most of such products and currently does not expects disruption to the distribution of such products to be significant. Nortel intends to manufacture products that are compliant with all applicable legislation and meet its quality and reliability requirements.
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
Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of December 31, 2005, the accruals on the consolidated balance sheet for environmental matters were $27 million. Based on information available as of December 31, 2005, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.
Nortel has remedial activities under way at 14 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $27 million.
Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at four Superfund sites in the U.S. (at two of the Superfund sites, Nortel is considered a de minimis potentially responsible party). A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 10% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 10% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $27 million referred to above.
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

ITEM 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common shares of Nortel Networks Corporation are listed and posted for trading on the New York Stock Exchange in the United States and on the Toronto Stock Exchange in Canada. The following table sets forth the high and low sale prices of the common shares as reported on the New York Stock Exchange composite tape and on the Toronto Stock Exchange.

		New York Stock		Toronto Stock
		Exchange		Exchange
		Composite Tape		(Canadian $)

		High	Low	High	Low

2006	First Quarter	$3.43	$2.73	$4.02	$3.13
2005	Fourth Quarter	3.57	2.75	4.22	3.21
	Third Quarter	3.38	2.51	4.06	3.07
	Second Quarter	2.91	2.26	3.63	2.85
	First Quarter	3.62	2.62	4.40	3.23
2004	Fourth Quarter	3.91	2.92	4.80	3.49
	Third Quarter	5.05	3.16	6.40	4.11
	Second Quarter	6.33	3.01	8.35	4.16
	First Quarter	8.50	4.30	11.94	5.53
On April 17, 2006, the last sale price on the New York Stock Exchange was $2.77 and on the Toronto Stock Exchange was Canadian $3.17.
On April 17, 2006, approximately 189,245 registered shareholders held 100% of the outstanding common shares of Nortel Networks Corporation. This included the Canadian Depository for Securities and the Depository Trust Company, two clearing corporations, which held a total of approximately 97.23% of the common shares of Nortel Networks Corporation on behalf of other shareholders.
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
Sales of unregistered securities
During 2005, Nortel did not issue any common shares under the Nortel Networks/ BCE 1985 Stock Option Plan or the Nortel Networks/ BCE 1999 Stock Option Plan. Any common shares issued under these plans are deemed to be exempt from registration under the United States Securities Act of 1933, as amended, pursuant to Regulation S. All funds received by Nortel in connection with the exercise of stock options granted under the two Nortel Networks/ BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to Nortel to round up fractional entitlements into whole shares. Nortel keeps these nominal amounts and uses them for general corporate purposes.

ITEM 6.	Selected Financial Data (Unaudited)
The selected financial data presented below was derived from Nortel Networks Corporation’s (“Nortel”) audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K except for the summarized balance sheet data as of December 31, 2003, 2002 and 2001 and summarized results of operations data for the years ended December 31, 2002 and 2001. Readers should note the following information regarding the selected financial data presented below.
As more fully described in note 4 of the audited consolidated financial statements, Nortel has restated its consolidated financial statements (the “Third Restatement”).
Nortel has restated its previously reported consolidated financial statements for the fiscal years 2004 and 2003 and the quarters ended March 31, June 30 and September 30, 2005 and 2004. The selected data below includes all such restatement adjustments and covers the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The audited restated consolidated balance sheet as of December 31, 2004 and audited restated consolidated statements of operations, statements of changes in equity and comprehensive income (loss) and statements of cash flows for the 2004 and 2003 fiscal years ended December 31, are included elsewhere in this Annual Report on Form 10-K. Nortel has not issued restated financial statements for the 2002 and 2001 fiscal years or a restated consolidated balance sheet as of December 31, 2003 but selected unaudited information about the Third Restatement adjustments for those periods is presented below. The impact to periods prior to 2001 was de minimus.

	2005	2004	2003	2002	2001

		As restated*	As restated*	As restated	As restated
	(Millions of U.S. dollars, except per share amounts)
Results of Operations
Revenues	$10,523	$9,516	$9,932	$10,738	$18,833
Research and development expense	1,856	1,960	1,968	2,084	3,117
Special charges
Goodwill impairment	—	—	—	595	11,426
Other special charges	170	181	288	1,500	3,397
Shareholder litigation settlement expense	2,474	—	—	—	—
Operating earnings (loss)	(2,671)	(250)	(126)	(3,133)	(25,039)
Other income (expense) — net	303	212	466	(6)	(488)
Income tax benefit (expense)	56	30	83	465	2,752
Net earnings (loss) from continuing operations	(2,576)	(256)	122	(2,958)	(23,270)
Net earnings (loss) from discontinued operations — net of tax	1	49	183	(103)	(2,465)
Cumulative effect of accounting changes — net of tax	—	—	(12)	—	15
Net earnings (loss)	(2,575)	(207)	293	(3,061)	(25,720)

Basic earnings (loss) per common share
— from continuing operations	$(0.59)	$(0.06)	$0.03	$(0.77)	$(7.30)
— from discontinued operations	0.00	0.01	0.04	(0.03)	(0.78)

Basic earnings (loss) per common share	$(0.59)	$(0.05)	$0.07	$(0.80)	$(8.08)

Diluted earnings (loss) per common share
— from continuing operations	$(0.59)	$(0.06)	$0.03	$(0.77)	$(7.30)
— from discontinued operations	0.00	0.01	0.04	(0.03)	(0.78)

Diluted earnings (loss) per common share	$(0.59)	$(0.05)	$0.07	$(0.80)	$(8.08)

Dividends declared per common share	—	—	—	—	$0.0375

	2005	2004	2003	2002	2001

		As restated*	As restated	As restated	As restated
	(Millions of U.S. dollars)
Financial Position as of December 31
Total assets	$18,112	$17,775	$17,189	$17,330	$22,126
Total debt(a)	3,896	3,891	4,017	4,225	5,079
Minority interests in subsidiary companies	780	626	613	631	654
Total shareholders’ equity	786	3,640	3,719	2,974	4,791

(a)	Total debt includes long-term debt, long-term debt due within one year and notes payable.
See notes 3, 7, 10, 22 and 23 to the accompanying audited consolidated financial statements for the impact of accounting changes, special charges, acquisitions, divestitures and closures and the shareholder litigation settlement expense related to the proposed class action litigation settlement, respectively, that affect the comparability of the above selected financial data.

*	See note 4 to the accompanying consolidated financial statements.

The following information presents the financial impact of the Third Restatement adjustments on Nortel’s previously reported Consolidated Statement of Operations data for the years ended December 31, 2002 and 2001:
Consolidated Statement of Operations data for the year ended December 31, 2002

	As Previously
	Reported	Adjustments	As Restated

	(Millions of U.S. dollars,
	except per share amounts)
Revenues	$11,008	$(270)	$10,738
Cost of revenues	7,103	(217)	6,886

Gross profit	$3,905	$(53)	$3,852

Net earnings (loss) from continuing operations	(2,893)	(65)	(2,958)
Net earnings (loss)	(2,994)	(67)	(3,061)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.75)	$(0.02)	$(0.77)
— from discontinued operations	(0.03)	0.00	(0.03)

Basic and diluted earnings (loss) per common share	$(0.78)	$(0.02)	$(0.80)

Consolidated Statement of Operations data for the year ended December 31, 2001

	As Previously
	Reported	Adjustments	As Restated

	(Millions of U.S. dollars,
	except per share amounts)
Revenues	$18,900	$(67)	$18,833
Cost of revenues	14,612	(63)	14,549

Gross profit	$4,288	$(4)	$4,284

Net earnings (loss) from continuing operations	(23,270)	—	(23,270)
Net earnings (loss)	(25,722)	2	(25,720)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(7.30)	0.00	$(7.30)
— from discontinued operations	(0.78)	0.00	(0.78)

Basic and diluted earnings (loss) per common share	$(8.08)	0.00	$(8.08)

Revenues and cost of revenues adjustments
The following table summarizes the revenue recognition adjustments to revenue and cost of revenues (refer to note 4 of the accompanying consolidated financial statements for a description of the nature of the adjustments).

	Revenues		Cost of Revenues

	2002	2001	2002	2001

	(Millions of U.S. dollars)
As previously reported:	$11,008	$18,900	$7,103	$14,612
Adjustments:
Application of SOP 81-1	$(157)	$(44)	$(148)	$(42)
Application of SAB 104 and SOP 97-2	(111)	(34)	(66)	(24)
Other revenue recognition adjustments	(2)	11	(3)	3

As restated:	$10,738	$18,833	$6,886	$14,549

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — TABLE OF CONTENTS

Business Overview	56
Our Business	56
Our Segments	57
How We Measure Performance	57
Our Business Environment	58
Our Strategy	58
Developments in 2005 and 2006	59
2005 Consolidated Results Summary	59
Significant Business Developments	60
Management	60
Proposed Class Action Settlement	60
Credit and Support Facilities	61
Acquisitions	62
Joint Ventures	62
Evolution of Our Supply Chain Strategy	62
Optical Components Operations	63
Bharat Sanchar Nigam Limited Contract	63
Restatements; Nortel Audit Committee Independent Review; Material Weaknesses; Related Matters	63
First and Second Restatements and Independent Review	63
Material Weaknesses in Internal Control over Financial Reporting	64
Third Restatement	65
Revenue Independent Review	74
Regulatory Actions and Pending Litigation	75
Results of Operations — Continuing Operations	76
Consolidated Information	76
Revenues	76
Geographic Revenues	78
Gross Profit and Gross Margin	79
Operating Expenses	80
Selling, General and Administrative Expense	80
Research and Development Expense	80
Special Charges	81
(Gain) Loss on Sale of Businesses and Assets	83
Shareholder Litigation Settlement Expense	83
Other Income — Net	83
Interest Expense	84
Income Tax Benefit (Expense)	85
Segment Information	85
Carrier Packet Networks	87
CDMA Networks	89
GSM and UMTS Networks	90
Enterprise Networks	92
Other	93
Results of Operations — Discontinued Operations	94
Liquidity and Capital Resources	95
Cash Flow	95
Operating activities	95
Investing activities	98
Financing activities	98
Future Uses and Sources of Liquidity	98

Future Uses of Liquidity	98
Contractual cash obligations	99
Purchase obligations	99
Outsourcing contracts	100
Obligations under special charges	100
Pension and post-retirement obligations	100
Other long-term liabilities reflected on the balance sheets	100
Customer financing	100
Acquisitions	101
Future Sources of Liquidity	101
Credit facilities	102
Available support facility	103
Shelf registration statement and base shelf prospectus	104
Credit Ratings	104
Off-Balance Sheet Arrangements	105
Bid, Performance Related and Other Bonds	105
Receivables Securitization and Certain Variable Interest Transactions	105
Other Indemnifications or Guarantees	107
Application of Critical Accounting Policies and Estimates	107
Revenue Recognition	107
Provisions for Doubtful Accounts	109
Provisions for Inventory	110
Provisions for Product Warranties	110
Income Taxes	111
Tax asset valuation	111
Tax contingencies	112
Goodwill Valuation	113
Pension and Post-retirement Benefits	114
Special Charges	115
Other Contingencies	115
Accounting Changes and Recent Accounting Pronouncements	116
Accounting Changes	116
Recent Accounting Pronouncements	116
Canadian Supplement	118
Accounting Changes	118
Outstanding Share Data	120
Market Risk	120
Equity Price Risk	121
Environmental Matters	121
Legal Proceedings	121

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation, or MD&A, in combination with the accompanying audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
As discussed herein, this MD&A gives effect to the Third Restatement as described below in “Restatements; Nortel Networks Audit Committee Independent Review; Material Weaknesses; Related Matters” and in note 4 of the accompanying audited consolidated financial statements. The Third Restatement involved the restatement of our consolidated financial statements for 2004, 2003, 2002, 2001 and the first, second and third quarters of 2005 and 2004. Amendments to our prior filings with the United States Securities and Exchange Commission, or SEC, would be required in order for us to be in full compliance with our reporting obligations under the Exchange Act. We believe that we have included in this report all information needed for current investor understanding. Disclosure in the Annual Report on Form 10-K for the year ended December 31, 2004, or the 2004 Form 10-K, and the Quarterly Reports on Form 10-Q, for the quarterly periods ended March 31, June 30, and September 30, 2005, or the 2005 Form 10-Qs, would in large part repeat the disclosure contained in this report. Accordingly, we do not plan to amend our 2005 Form 10-Qs, 2004 Form 10-K or any other prior filings. SEC review may require us to amend this report or our other public filings.
Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. In particular, the risk factors described in the “Risk Factors” section of this report could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Where we say “we”, “us”, “our”, “NNC”, or “Nortel”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable, and where we refer to the “industry”, we mean the telecommunications industry. All dollar amounts in this MD&A are in millions of United States, or U.S., dollars unless otherwise stated. All amounts for prior periods and prior period comparisons are presented on a restated basis unless otherwise stated.
The common shares of Nortel Networks Corporation are publicly traded on the New York Stock Exchange, or NYSE, and Toronto Stock Exchange, or TSX, under the symbol “NT”. Nortel Networks Limited, or NNL, is our principal direct operating subsidiary and its results are consolidated into our results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in minority interests in subsidiary companies in the audited consolidated balance sheets and dividends and the related taxes are reported in minority interests — net of tax in the audited consolidated statements of operations.
Business Overview
Our Business
Nortel is a global supplier of communication equipment serving both service provider and enterprise customers. We deliver products and solutions that help simplify networks, improve productivity as well as drive value creation and efficiency for consumers. Our next-generation technologies span access and core networks, support multimedia and business-critical applications, and help eliminate today’s barriers to efficiency, speed and performance by simplifying networks and connecting people with information. Our networking solutions consist of hardware, software and services. Our business activities include the design, development, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. As a substantial portion of our business has a technology focus, we are dedicated to making strategic investments in research and development, or R&D. We believe one of our core strengths is strong customer loyalty from providing value to our customers through high reliability networks, a commitment to ongoing support, and evolving solutions to address product technology trends.
Our Segments
During 2005, our operations were organized into four reportable segments as follows:

•	Carrier Packet Networks provides: (i) circuit and packet voice solutions, (ii) data networking and security solutions and (iii) optical networking solutions. Together, these solutions provide data, voice and multimedia communications solutions to our service provider customers that operate wireline networks. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers.
•	CDMA Networks provides communication network solutions to our wireless service provider customers based on Code Division Multiple Access, or CDMA, and Time Division Multiple Access, or TDMA, technologies to enable those service providers to offer their customers, the subscribers for wireless communication services, the ability to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices.
•	GSM and UMTS Networks also provides communication network solutions to our wireless service provider customers; however, these solutions are based on Global System for Mobile Communications, or GSM, and Universal Mobile Telecommunications System, or UMTS, technologies.
•	Enterprise Networks provides: (i) circuit and packet voice solutions and (ii) data networking and security solutions which provide data, voice and multimedia communications solutions to our enterprise customers. Our Enterprise Networks customers consist of a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.
On September 30, 2005, we announced a new organizational structure that we expect will strengthen our enterprise focus, drive product efficiencies, and enhance our delivery of global services. The new alignment includes two product groups: (i) Enterprise Solutions and Packet Networks, which combines optical networking solutions (included in our Carrier Packet Networks segment in 2005), data networking and security solutions and portions of circuit and packet voice solutions (included in both our Carrier Packet Networks segment and Enterprise Networks segment in 2005) into a unified product group; and (ii) Mobility and Converged Core Networks, which combines our CDMA solutions and GSM and UMTS solutions (each a separate segment in 2005) and other circuit and packet voice solutions (included in our Carrier Packet Networks segment in 2005). By creating two product groups, we expect to simplify our business model and create new cost efficiencies by leveraging common hardware and software platforms. We expect these two product groups to form our reportable segments commencing in the first quarter of 2006.
We are also in the process of establishing an operating segment that focuses on providing professional services in five key areas: integration services, security services, managed services, optimization services, and maintenance services, which are currently a component of all of our networking solutions. We expect this operating segment to become a third reportable segment in the second half of 2006.
How We Measure Performance
Our president and chief executive officer, or CEO, has been identified as our chief operating decision maker, or CODM, in assessing the performance and allocating resources to our operating segments. The primary financial measure used by the CODM is management earnings (loss) before income taxes, or Management EBT. This measure includes the cost of revenues, selling, general and administrative, or SG&A, expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. The CODM does not review asset information on a segmented basis in order to assess performance and allocate resources. See “Segment information — General description” in note 6 of the accompanying audited consolidated financial statements.
In addition, from time to time, we monitor performance in the following areas: status with our key customers on a global basis; the achievement of expected milestones of our key R&D projects; and the achievement of our key strategic initiatives. In an effort to ensure we are creating value for our customers and maintaining strong relationships with those customers, we monitor our project implementation, customer service levels and the status of key customer contracts. We also conduct regular customer satisfaction and loyalty surveys to monitor customer relationships. With respect to our R&D projects, we measure content, quality and timeliness versus project plans.

Our Business Environment
With the growth of data, voice and multimedia communications over the public telephone network, the public Internet and private voice and data communications networks, disparate networks are migrating to converged high performance packet networks that can support most types of communications traffic and applications. Converged voice and data networks incorporating packet-based technologies provide an opportunity for service providers to offer new revenue generating services while reducing annual operating costs and an opportunity for enterprises to become more cost effective and productive. We believe our key advantage lies in our ability to transition and upgrade our enterprise and service provider customers’ voice and data networks to a multimedia-enabled Internet Protocol, or IP, networks with carrier grade reliability.
The demand for voice over IP, or VoIP, and broadband access to IP based networks and third generation, or 3G, wireless networks were a source of industry growth in 2005, and we expect spending in these areas will continue to expand the market for services and solutions provided by communications equipment vendors. We anticipate this demand to lead to further investment in network infrastructure, including optical technologies, and application convergence. Regulatory developments, including the anticipated grant of new national licenses for 3G wireless services in China, are also expected to have a positive impact on industry demand for next generation wireless services.
At the same time, the market for traditional voice and second generation wireless technologies is expected to continue to decline. These significant technology shifts have resulted in service providers and enterprises limiting their investment in mature technologies as they focus on maximizing return on invested capital, requiring communications equipment vendors to leverage their installed base in legacy markets. Furthermore, pricing pressures continue to increase as a result of global competition, particularly from suppliers situated in emerging markets with low cost structures like China. Consolidation among customers, leading to fewer and larger customers, many of whom are focusing on improving the efficiency of their combined networks rather than network expansion, is also increasing pricing pressure. In addition, significant consolidation among communications equipment vendors is commencing and is expected to continue.
While we have seen encouraging indicators in certain parts of the market, we can provide no assurance the growth areas that have begun to emerge will continue in the future. See the “Risk Factors” section of this report for factors that may negatively impact our results.
Our Strategy
We continue to drive our business forward with a renewed focus on execution and operational excellence through (i) the transformation of our businesses and processes; (ii) integrity renewal and (iii) growth imperatives.
Our plan for business transformation is expected to address our biggest operational challenges and is focused on simplifying our organizational structure, reflecting the alignment of carrier and enterprise networks, and maintains a strong focus on revenue generation as well as quality improvements and cost reduction through a program known as Six Sigma. This program contemplates the transformation of our business in six key areas: services, procurement effectiveness, revenue stimulation (including sales and pricing), R&D effectiveness, general and administrative effectiveness, and organizational and workforce effectiveness. Employees throughout our organization are engaged in supporting various objectives in each of these areas.
We remain focused on integrity renewal through a commitment to effective corporate governance practices, remediation of our material weaknesses in our internal controls and ethical conduct. We have enhanced our compliance function to increase compliance with applicable laws, regulations and company policies and to increase employee awareness of our code of ethical business conduct.
Our growth imperatives are motivated by a desire to increase profitable growth and focus on areas where we can attain a leadership position and a minimum market share of twenty percent in key technologies. Some areas in which we plan to increase our investment include products compliant with the Worldwide Interoperability for Microwave Access, or WiMAX, standard, the IP Multimedia Subsystem, or IMS, architecture, and IPTV. As part of this strategy, we have decided to redirect funding from our services edge router business and to sell certain assets of our blade server switch business unit.
We have developed our strategy with a view to maximizing the effectiveness of our strategic alliances and capturing the benefits of growing technology convergence in the marketplace. We believe our strategy will position us to respond to evolving technology and industry trends and enable us to provide end-to-end solutions that are developed internally and through our strategic alliances. We expect to continue to play an active role in influencing emerging broadband and wireless standards. Furthermore, we believe cooperation of multiple vendors is critical to the success of our communications solutions for both service providers and enterprises.
Recent key strategic and business initiatives include our finance transformation project, which will implement, among other things, a new information technology platform (SAP) to provide an integrated global financial system; growing our business with U.S. government clients through PEC Solutions, Inc. (now Nortel Government Solutions, Incorporated), or PEC, which we acquired in June 2005; establishing a greater presence in Asia Pacific through our recently established joint venture with LG Electronics, Inc., or LG; our proposed joint venture with Huawei Technologies Co., Ltd, or Huawei, to develop ultra broadband access solutions; strengthening our end-to-end convergence solutions and focus on the enterprise market, including the acquisition of Tasman Networks Inc., or Tasman Networks; and evolving our supply chain strategy.
Developments in 2005 and 2006
2005 Consolidated Results Summary
Summary of selected financial data:

		% of		% of		% of
	2005	Revenues	2004	Revenues	2003	Revenues

	(Millions of U.S. dollars)
Revenues	$10,523		$9,516		$9,932
Gross profit	4,306	40.9	3,942	41.4	4,209	42.4
Operating expenses
Selling, general and administrative expense	2,413	22.9	2,133	22.4	1,966	19.8
Research and development expense	1,856	17.6	1,960	20.6	1,968	19.8
Special charges	170	1.6	181	1.9	288	2.9
Gain (loss) on sale of businesses and assets	(47)	(0.4)	91	1.0	4	0.0
Shareholder litigation settlement expense (a)	2,474	23.5	—		—
Operating earnings (loss)	(2,671)	(25.4)	(250)	(2.6)	(126)	(1.3)
Other income — net	303	2.9	212	2.2	466	4.7
Interest expense	218	2.1	202	2.1	206	2.1
Income tax benefit	56	0.5	30	0.3	83	0.8
Net earnings (loss) from continuing operations	(2,576)	(24.5)	(256)	(2.7)	122	1.2
Net earnings (loss) from discontinued operations — net of tax	1	0.0	49	0.5	183	1.8
Net earnings (loss)	$(2,575)	(24.5)	$(207)	(2.2)	$293	3.0

(a)	Relates to proposed settlement of certain shareholder class action litigation first announced on February 8, 2006.
As discussed under “Restatements; Nortel Networks Audit Committee Independent Review; Material Weaknesses; Related Matters”, we have restated our consolidated financial statements for 2004, 2003, 2002, 2001 and the first, second and third quarters of 2005 and 2004. See also note 4 to the accompanying audited consolidated financial statements.
Our revenues increased by approximately 11 percent in 2005 compared to 2004. The increase in revenues was across all of our geographic regions and particularly in the U.S., Asia Pacific, EMEA and CALA regions. In 2005, Carrier Packet Networks revenues were $2,828, an increase of 9 percent compared to 2004; CDMA Networks revenues were $2,321, an increase of 5 percent compared to 2004; GSM and UMTS Networks revenues were $2,799, an increase of 16 percent compared to 2004; Enterprise Networks revenues were $2,570, an increase of 12 percent compared to 2004. For further information related to the changes in revenue by segment, see “Results of Operations — Continuing Operations — Segment Information”.
Our gross margin remained essentially flat in 2005 compared to 2004 primarily due to gross margin decreases in CDMA Networks and Enterprise Networks offset by increases in Carrier Packet Networks. Overall, we continue to see improvements in our cost structure as a result of lower material pricing and significant recoveries in our inventory provisions related to the sale of certain optical inventory that was previously provided for, partially offset by unfavorable product mix, negative gross margin impact from our contract with Bharat Sanchar Nigam Limited, or BSNL, and competitive pricing pressures.

During 2005, SG&A expense as a percentage of revenues remained essentially flat compared to 2004. During 2005, SG&A expense included higher costs related to our internal control remedial measures, investment in our finance processes and restatement related activities, unfavorable foreign exchange rate fluctuation, lower bad debt recoveries, increase in sales and marketing expense arising from the consolidation of the results of PEC and LG-Nortel, increased expense related to the Mike Zafirovski settlement with Motorola and costs associated with executive departures; partially offset by cost savings associated with the restructuring plan announced in 2004, or 2004 Restructuring Plan and a reduction in our stock-based compensation related to the Restricted Stock Unit, or RSU, program.
R&D expense as a percentage of revenues decreased by approximately 3 percentage points to 17.6% in 2005 compared to 2004 primarily due to the continued favorable impact of the savings associated with our 2004 Restructuring Plan partially offset by increased investments in targeted product areas, primarily in our Enterprise Networks segment, and unfavorable foreign exchange impacts.
Special charges as a percentage of revenue remained essentially flat in 2005 compared to 2004 primarily due to activities associated with the implementation of our 2004 Restructuring Plan that were substantially completed in the first half of 2005.
For further information related to the changes in operating expenses, see “Results of Operations — Continuing Operations — Operating Expenses”.
Shareholder litigation settlement expense of $2,474 was recorded during the year ended December 31, 2005, as a result of an agreement in principle reached for the settlement of certain shareholder class action litigation. For additional information see, “Developments in 2005 and 2006 — Significant Business Developments — Proposed Class Action Settlement”.
Significant Business Developments

Management
Mr. Mike S. Zafirovski was appointed president and CEO, effective November 15, 2005. Mr. Zafirovski succeeded Mr. William A. Owens as chief executive officer.
A lawsuit filed on October 18, 2005 by Motorola, Inc., Mr. Zafirovski’s former employer, was subsequently settled on October 31, 2005 and provides that Mr. Zafirovski cannot disclose Motorola trade secrets or confidential information, and Mr. Zafirovski and we have agreed for a specified period to refrain from hiring or recruiting Motorola employees under certain circumstances. The settlement also includes restrictions, until July 1, 2006, on Mr. Zafirovski’s communications with certain specified companies, some of which are our customers, and limitations on his ability to advise us on competitive strategy or analysis relative to Motorola for a defined period. Mr. Zafirovski has paid Motorola $11.5, which is part of his separation payment from Motorola, and we have reimbursed Mr. Zafirovski for his repayment and selected legal costs and $12 for expenses, including income taxes, that relate to this repayment.

Proposed Class Action Settlement
On February 8, 2006, we announced that, as a result of the previously announced mediation process we entered into with the lead plaintiffs in two significant class action lawsuits pending in the U.S. District Court for the Southern District of New York and based on the recommendation of a senior Federal Judge, we and the lead plaintiffs have reached an agreement in principle to settle these lawsuits, or the Proposed Class Action Settlement. This settlement would be part of, and is conditioned on, our reaching a global settlement encompassing all pending shareholder class actions and proposed shareholder class actions commenced against us and certain other defendants following our announcement of revised financial guidance during 2001 and our revision of certain of our 2003 financial results and restatement of other prior periods. The Proposed Class Action Settlement is also conditioned upon the receipt of all required court, securities regulatory and stock exchange approvals. On March 17, 2006, we announced that we and the lead plaintiffs reached an agreement on the related insurance and corporate governance matters including our insurers agreeing to pay $228.5 in cash towards the settlement and us agreeing with our insurers to certain indemnification obligations. On April 3, 2006, the insurance proceeds were placed into escrow by the insurers. We believe that these indemnification obligations would be unlikely to materially increase our total cash payment obligations under the Proposed Class Action Settlement. The insurance payments would not reduce the amounts payable by us as noted below. We also agreed to certain corporate governance enhancements, including the codification or certain of our current governance practices (such as the annual election by our directors of a non-executive Board chair) in our Board of Directors written mandate and the inclusion in our annual proxy circular and proxy statement of a report on certain of our other governance practices (such as the process followed for the annual evaluation of the Board, committees of the Board and individual directors). The Proposed Class Action Settlement would contain no admission of wrongdoing by us or any of the other defendants.
Under the terms of the proposed global settlement contemplated by the Proposed Class Action Settlement, we would make a payment of $575 in cash, issue 628,667,750 of Nortel Networks Corporation common shares (representing 14.5% of our equity as of February 7, 2006), and contribute one-half of any recovery in our existing litigation against our former president and chief executive officer, former chief financial officer and former controller, who were terminated for cause in April 2004, seeking the return of payments made to them under our bonus plan in 2003. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Proposed Class Action Settlement would be adjusted accordingly. As a result of the Proposed Class Action Settlement, we have established a litigation provision and recorded a charge to our full-year 2005 financial results of $2,474, of which $575 relates to the proposed cash portion of the Proposed Class Action Settlement, while $1,899 relates to the proposed equity component and will be adjusted in future quarters based on the fair value of the Nortel Networks Corporation common shares issuable until the finalization of the settlement. The cash amount bears interest commencing March 23, 2006 at a prescribed rate and is to be held in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Proposed Class Action Settlement. Any change to the terms of the Proposed Class Action Settlement as a result of ongoing discussions with the lead plaintiffs would likely also result in an adjustment to the litigation provision.
Discussions are ongoing regarding a process to resolve the Canadian actions as part of the terms of the Proposed Class Action Settlement and we and the lead plaintiffs are continuing discussions towards a definitive settlement agreement. At this time, it is not certain that such an agreement can be reached, that each of the actions noted above can be brought into, or otherwise bound by, the proposed settlement, if finalized, or that such an agreement would receive the required court and other approvals in all applicable jurisdictions. The timing of any developments related to these matters is also not certain. The Proposed Class Action Settlement and the litigation provision charge taken in connection with the Proposed Class Action Settlement do not relate to ongoing regulatory and criminal investigations and do not encompass a related Employment Retirement Income Security Act, or ERISA, class action or the pending application in Canada for leave to commence a derivative action against certain of our current and former officers and directors.
For additional information, see “Legal Proceedings”, “Liquidity and Capital Resources”, “Developments in 2005 and 2006 — Restatements; Nortel Networks Audit Committee Independent Review; Material Weaknesses; Related Matters — Third Restatement”, the “Risk Factors” section of this report and “Contingencies” in note 22 of the accompanying audited consolidated financial statements.

Credit and Support Facilities
On February 14, 2006, we entered into a new one-year credit facility in the aggregate principal amount of $1,300, or the 2006 Credit Facility. This new facility consists of (i) a senior secured one-year term loan facility in the amount of $850, or Tranche A Term Loans, and (ii) a senior unsecured one-year term loan facility in the amount of $450, or Tranche B Term Loans, and was extended by JPMorganChase Bank, N.A., Citigroup Corporate and Investment Banking, Royal Bank of Canada and Export Development Canada, or EDC. The Tranche A Term Loans are secured equally and ratably with NNL’s obligations under the $750 support facility, or the EDC Support Facility, with EDC and NNL’s 6.875% Bonds due 2023, or the 2023 Bonds, by a lien on substantially all of the U.S. and Canadian assets of NNL and the U.S. assets of our indirect subsidiary, Nortel Networks Inc., or NNI. The Tranche A Term Loans are also secured equally and ratably with NNL’s obligations under the EDC Support Facility by a lien on substantially all of NNC’s U.S. and Canadian assets. The Tranche A Term Loans and Tranche B Term Loans are also guaranteed by NNC and NNL and NNL’s obligations under the EDC Support Facility are also guaranteed by NNC and NNI, in each case until the maturity or prepayment of the 2006 Credit Facility. The 2006 Credit Facility, which will mature in February 2007, was drawn down in the full amount on February 14, 2006 and we used the net proceeds primarily to repay the outstanding $1,275 aggregate principal amount of NNL’s 6.125% Notes that matured on February 15, 2006. The Tranche A Loans initially bear interest at 6.875% while the Tranche B Loans initially bear interest at 7.625%. We and NNI agreed to a demand right exercisable at any time after May 31, 2006 pursuant to which we will be required to take all reasonable actions to issue senior unsecured debt securities in the capital markets to repay the 2006 Credit Facility.
Effective October 24, 2005, NNL and EDC entered into an amendment of the EDC Support Facility that maintained the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments, and the extension of the maturity date of the EDC Support Facility for an additional year to December 31, 2007.

As a result of the delayed filing of this report with the SEC, an event of default occurred under the 2006 Credit Facility and EDC has the right to refuse to issue additional support and terminate its commitment under the EDC Support Facility. For more information, see “Restatements; Nortel Networks Audit Committee Independent Review; Material Weaknesses; Related Matters — Third Restatement”.
For more information on the 2006 Credit Facility and the EDC Support Facility, see “Liquidity and Capital Resources — Future Sources of Liquidity” and the “Risk Factors” section of this report.

Acquisitions
On February 24, 2006, we acquired Tasman Networks, an established networking company that provides a portfolio of secure enterprise routers for $99.5 in cash.
On June 3, 2005, we acquired PEC through a cash tender offer at a price of $15.50 per common share of PEC. The aggregate cash consideration (including $33 with respect to stock options) was approximately $449, including estimated costs of acquisition of $8. This acquisition was accounted for using the purchase method. We recorded approximately $278 of non-amortizable intangible assets associated with the acquisition of PEC, which assets consist solely of goodwill. The goodwill of PEC is not deductible for tax purposes, and has been allocated to our Enterprise Networks segment and will be allocated to our new Enterprise Solutions and Packet Networks segment.
PEC is a professional network technologies integrator which delivers services, systems and secure communication solutions to governmental entities designed to help improve workforce productivity, reduce operational costs and streamline interagency communications. Its primary customers are executive agencies and departments of the U.S. Federal Government, the Federal Judiciary, and prime contractors to the U.S. government. We expect the PEC acquisition to allow us to pursue opportunities in areas that complement our existing products and to increase our competitiveness in the government market.
Our consolidated financial statements include PEC’s operating results from the date of the acquisition. For additional financial and other information related to the PEC acquisition, including a proxy agreement related to our ownership interest in PEC, see “Acquisitions, divestitures and closures” in note 10 of the accompanying audited consolidated financial statements.

Joint Ventures
On November 9, 2005, we and Huawei Technologies Co., Ltd. entered into a non-binding Memorandum of Understanding to establish a joint venture for developing ultra broadband access solutions. Both sides continue to discuss and evaluate the most effective method of consummating the proposed strategic alliance, which is subject to negotiation, execution of definitive agreements and customary regulatory approvals. See the “Risk Factors” section of this report.
On November 3, 2005, we entered into a joint venture with LG named LG-Nortel Co. Ltd, or LG-Nortel. The joint venture combines the telecommunications infrastructure business of LG with our Republic of Korea distribution and services business to offer telecom and networking solutions to customers in Republic of Korea and plans to offer to other markets globally. We received 50 percent plus one share of the common shares of the joint venture in exchange for consideration consisting of principally cash and our Republic of Korea distribution and services business totaling approximately $155, including estimated costs of acquisition of $10. Separately, LG will be entitled to payments from us over a two-year period up to a maximum of $80 based on achievement by LG-Nortel of certain business goals. The results of LG-Nortel are included in our consolidated financial statements commencing November 3, 2005. The aggregate purchase price based on management’s best current estimate of the relative values of the assets acquired and liabilities assumed in LG-Nortel is approximately $155. For additional financial information related to LG-Nortel, see “Acquisitions, divestitures and closures” in note 10 of the accompanying audited consolidated financial statements.

Evolution of Our Supply Chain Strategy
In 2004, we entered into an agreement with Flextronics International Ltd., or Flextronics, regarding the divestiture of substantially all of our remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets. We and Flextronics also entered into a four year supply agreement for manufacturing services (whereby after completion of the transaction Flextronics will manage approximately $2,500 of our annual cost of revenues) and a three-year supply agreement for design services.

Commencing in the fourth quarter of 2004, and throughout 2005, we completed the transfer to Flextronics of certain of our optical design activities in Ottawa, Canada and Monkstown, Northern Ireland and our manufacturing activities in Montreal, Canada and Chateaudun, France. In order to allow completion of several major information systems changes that are expected to simplify and improve the quality of operations during the transition, we now expect to transfer the remaining manufacturing operations in Calgary, Canada to Flextronics by the end of the second quarter of 2006. We and Flextronics have agreed that we will retain our Monkstown manufacturing operations and establish a regional supply chain center to lead our EMEA supply chain operations.
The successful completion of the agreement with Flextronics will result in the transfer of approximately 2,100 employees to Flextronics, of which approximately 1,450 were transferred as of December 31, 2005. We expect gross cash proceeds ranging between $575 and $625, of which approximately $380 has been received as of December 31, 2005, partially offset by cash outflows incurred to date and expected to be incurred in 2006 attributable to direct transaction costs and other costs associated with the transaction. These proceeds will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. Any net gain on the sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.
During the year ended December 31, 2005, we recorded a charge through gain (loss) on sale of businesses and assets of $40, related to this ongoing divestiture to Flextronics. The charges relate to legal and professional fees, pension adjustments and real estate impairments.
For additional information related to the Flextronics divestiture, see “Liquidity and Capital Resources” and “Divestitures” in note 10 of the accompanying audited consolidated financial statements.

Optical Components Operations
On December 2, 2004, we entered into a restructuring agreement with Bookham Technology plc, or Bookham, a sole supplier of key optical components for our optical networks solutions in our Carrier Packet Networks segment. In February 2005, we agreed to waive until November 6, 2006 minimum cash balance requirements under certain Bookham notes and in May 2005, we adjusted the prepayment provisions of these notes and received additional collateral for these notes. In May 2005, we amended our supply agreement with Bookham to provide Bookham with financial flexibility to continue the supply of optical components for our optical networks solutions. See “Related party transactions” in note 21 of the accompanying audited consolidated financial statements.
On January 13, 2006, we received $20 in cash plus accrued interest to retire our $20 aggregate principal amount Bookham Series A secured note due November 2007. In addition, we sold our $25.9 aggregate principal amount Bookham Series B secured note due November 2006 for approximately $26 to a group of unrelated investors.
On January 13, 2006, we and Bookham amended the current supply agreement and extended certain purchase commitments, which had been scheduled to expire on April 29, 2006. Under the terms of the amended supply agreement, have agreed to purchase a minimum of $72 in products from Bookham in 2006. In addition, we entered into an agreement on the same date, under which we agreed not to sell until after June 30, 2006 the approximately 4 million shares of Bookham common stock that we currently own.

Bharat Sanchar Nigam Limited Contract
In August 2004, we entered into a contract with BSNL to establish a wireless network in India. We recognized revenues of approximately $228 and $20 in 2005 and 2004, respectively, and project losses of approximately $148 and $160, in the corresponding years. We expect to recognize additional revenues of approximately $92 and additional project losses of approximately $19 in 2006. The losses are primarily driven by the existing contractual terms negotiated in response to pricing pressures as a result of the competitive nature of India’s telecommunications market and an increase in project implementation costs. The time limit within which BSNL could exercise its 50% business expansion option under the contract has passed and we will not supply BSNL with products or services for this expansion.
Restatements; Nortel Audit Committee Independent Review; Material Weaknesses; Related Matters

First and Second Restatements and Independent Review
We have effected successive restatements of prior period financial results. Following the restatement (effected in December 2003) of our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement, the Audit Committees of NNC’s and

NNL’s Board of Directors, or the Audit Committee, initiated an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, and engaged Wilmer Cutler Pickering Hale & Dorr LLP, or WilmerHale, to advise it in connection with the Independent Review. This review and related work led to a variety of actions, including the termination for cause of NNC’s and NNL’s former CEO, chief financial officer and controller in April 2004 and seven additional individuals with significant responsibilities for financial reporting in August 2004, and ultimately to the restatement of our financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002, or the Second Restatement. For more information about the First and Second Restatement, see our 2003 Annual Report on Form 10-K, or the 2003 Annual Report
In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures, the summary of which is included in the “Controls and Procedures” section of the 2003 Annual Report. Each of our and NNL’s Board of Directors adopted these recommendations in their entirety and directed our management to implement those principles, through a series of remedial measures, across the company, to prevent any repetition of past misconduct and re-establish a finance organization with values of transparency, integrity, and sound financial reporting as its cornerstone. Management’s ongoing implementation efforts are described below and will continue following the filing of this report. The Board of Directors has monitored the implementation efforts to date and will continue to regularly monitor management’s implementation efforts. See the “Controls and Procedures” section of this report.

Material Weaknesses in Internal Control over Financial Reporting
Over the course of the Second Restatement process, we identified a number of reportable conditions, each constituting a material weakness, in our internal control over financial reporting as of December 31, 2003. Five of those material weaknesses continued to exist as of December 31, 2004.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, and the related SEC rules, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on that assessment, management determined that those previously identified five material weaknesses continued to exist as of December 31, 2005 and therefore concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria. Deloitte issued an attestation report with respect to that assessment and conclusion, which is included in Item 9-A of this report, and concluded that our internal control over financial reporting was not effective as of December 31, 2005. The material weaknesses in our internal control over financial reporting as of December 31, 2005, which remain unremedied, are:

•	lack of compliance with written Nortel procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;
•	lack of compliance with Nortel procedures for appropriately applying applicable GAAP to the initial recording of certain liabilities including those described in Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies”, or SFAS No. 5, and to foreign currency translation as described in SFAS No. 52, “Foreign Currency Translation”, or SFAS No. 52;
•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to revenue transactions;
•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions; and
•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel personnel.
As used above, the term “material weakness” means a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.
We continue to identify, develop and implement remedial measures to address these material weaknesses in our internal control over financial reporting. For more information see the “Controls and Procedures” section of this report and “Risks Related to Our Restatements and Related Matters” in the “Risk Factors” section of this report.

Third Restatement
Over the course of the Second Restatement process, Nortel, together with its external independent registered chartered accountants, identified a number of material weaknesses in our internal control over financial reporting as at December 31, 2003. Five of those material weaknesses continued to exist as at December 31, 2004 and 2005. In addition, in January 2005, our and NNL’s Boards of Directors adopted in their entirety the governing principles for remedial measures identified through the Independent Review. We continue to develop and implement these remedial measures.
As part of these remedial measures and to compensate for the unremedied material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to enhance our controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods, under American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2 “Software Revenue Recognition”, and SEC Staff Accounting Bulletin, or SAB, 104 “Revenue Recognition”, or SAB 104.
In addition, based on our review of our revenue recognition policies and discussions with our independent registered chartered accountants as part of the 2005 audit, we determined that in our previous application of these policies, we misinterpreted certain of these policies principally related to complex contractual arrangements with customers where multiple deliverables were accounted for using the percentage-of-completion method of accounting under SOP 81-1, as described in more detail below:

•	Certain complex arrangements with multiple deliverables were previously fully accounted for under the percentage of completion method of SOP 81-1, but elements outside of the scope of SOP 81-1 should have been examined for separation under the guidance in EITF 00-21; and
•	Certain complex arrangements accounted for under the percentage-of-completion method did not meet the criteria for this treatment in SOP 81-1 and should instead have been accounted for using completed contract accounting under SOP 81-1.
In correcting for both application errors, the timing of revenue recognition was frequently determined to be incorrect, with revenue having generally been recognized prematurely when it should have been deferred and recognized in later periods.
Management’s determination that these errors required correction led to the Audit Committee’s decision on March 9, 2006 to effect a further restatement of our consolidated financial statements (the “Third Restatement”). We have restated our consolidated balance sheet as of December 31, 2004 and consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the years ended December 31, 2004 and 2003. The Third Restatement also corrected other miscellaneous accounting errors, as well as the classification of certain items within the consolidated statements of operations and cash flows, as described below. The impact of the Third Restatement to periods prior to 2003 was a net increase of $70 to opening accumulated deficit as of January 1, 2003.

The following tables present the impact of the Third Restatement on our previously reported consolidated statements of operations data for the years ended December 31, 2004 and 2003.

Consolidated Statement of Operations data for the year ended December 31, 2004

		Revenue and
	As Previously	Cost of Revenue	Other
	Reported	Adjustments	Adjustments	As Restated

Revenues	$9,828	$(312)	$—	$9,516
Gross profit	4,078	(132)	(4)	3,942
Operating earnings (loss)	(111)	(132)	(7)	(250)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(83)	(132)	(25)	(240)
Net earnings (loss) from continuing operations	(100)	(131)	(25)	(256)
Net earnings (loss) from discontinued operations — net of tax	49	—	—	49
Net earnings (loss)	(51)	(131)	(25)	(207)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.02)	$(0.03)	$(0.01)	$(0.06)
— from discontinued operations	0.01	0.00	0.00	0.01

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Consolidated Statement of Operations data for the year ended December 31, 2003

		Revenue and
	As Previously	Cost of Revenue	Other
	Reported	Adjustments	Adjustments	As Restated

Revenues	$10,193	$(261)	$—	$9,932
Gross profit	4,341	(122)	(10)	4,209
Operating earnings (loss)	45	(122)	(49)	(126)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	281	(132)	(15)	134
Net earnings (loss) from continuing operations	262	(125)	(15)	122
Net earnings (loss) from discontinued operations — net of tax	184	—	(1)	183
Net earnings (loss)	434	(125)	(16)	293

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.06	$(0.03)	$0.00	$0.03
— from discontinued operations	0.04	0.00	0.00	0.04

Basic and diluted earnings (loss) per common share	$0.10	$(0.03)	$0.00	$0.07

Revenues and cost of revenues adjustments
The Third Restatement adjustments that related to revenue recognition errors resulted in a net decrease to revenues of $312 and $261 for the years ended December 31, 2004 and 2003, respectively. These errors related to revenue previously recognized that should have been deferred to subsequent periods. Corresponding adjustments to cost of revenues were made, resulting in a net decrease to cost of revenues of $180 and $139 related to the revenue recognition adjustments, and a total net decrease of $176 and $129 including other adjustments, for the years ended December 31, 2004 and 2003 respectively.

	Revenues		Cost of Revenues

	2004	2003	2004	2003

As previously reported	$9,828	$10,193	$5,750	$5,852
Adjustments:
Application of SOP 81-1	(84)	(118)	(55)	(103)
Interaction between multiple revenue recognition accounting standards	(174)	(49)	(127)	(26)
Application of SAB 104 and SOP 97-2	(38)	(84)	14	(36)
Other revenue recognition adjustments	(16)	(10)	(12)	26
Other adjustments(a)	—	—	4	10

As restated	$9,516	$9,932	$5,574	$5,723

(a)	For further details see explanations of ‘Other adjustments’.

Application of SOP 81-1
We determined that in certain arrangements we had misinterpreted the guidance in SOP 81-1 relating to the application of percentage-of-completion accounting. Under the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date relative to the total expected costs of the contract. In certain circumstances where a reasonable estimate of costs cannot be made, but it is assured that no loss will be incurred, revenue is recognized to the extent of direct costs incurred (“zero margin accounting”). If a reasonable estimate of costs cannot be made and we are not assured that no loss will be incurred, revenue should be recognized using completed contract accounting.
For certain arrangements accounted for under the percentage-of-completion method which included rights to future software upgrades, we have now determined that we did not have a sufficient basis to estimate the total costs of the arrangements, due to the inability to estimate the cost of providing these future software upgrades. In addition, in one arrangement, we had previously applied zero margin accounting on the basis that we believed that no loss would be incurred. We have now determined that assurance that no loss would be incurred exists only in very limited circumstances, such as in cost recovery arrangements. Accordingly, we have determined that percentage-of-completion accounting should not have been used to account for these specific arrangements, and the completed contract method should have been applied under SOP 81-1. Under the completed contract method, revenues and certain costs are deferred until completion of the arrangement, which results in a delay in the timing of revenue recognition as compared to arrangements accounted for under percentage-of-completion accounting.

Interaction between multiple revenue recognition accounting standards
We determined there were accounting errors related to the application of SOP 81-1, SOP 97-2 and related interpretive guidance under EITF 00-21.
Some of our customer arrangements have multiple deliverable elements for which different accounting standards may govern the appropriate accounting treatment. For those arrangements that contained more-than-incidental software and involved significant production, modification or customization of software or software related elements (“customized elements”), we had previously applied the percentage-of-completion method of accounting under SOP 81-1 to all the elements under the arrangement, in accordance with our interpretation of SOP 97-2. This included certain future software, software-related or non-software related deliverables.
We have now determined that we should have applied the separation criteria set forth in EITF 00-21 and SOP 97-2 to non-software and software/software-related elements, respectively, to determine whether the various elements under these arrangements should be treated as separate units of accounting. Generally, the applicable separation criteria in EITF 00-21 and SOP 97-2 requires sufficient objective and reliable evidence of fair value for each element. If an undelivered non-SOP 81-1 element cannot be separated from an SOP 81-1 element, depending on the nature of the elements and the timing of their delivery, the combined unit of accounting may be required to be accounted for under SOP 97-2 rather than under SOP 81-1. SOP 97-2 provides that the entire revenue associated with the combined elements should typically be deferred until the earlier of the point at which (i) the undelivered element(s) meet the criteria for separation or (ii) all elements within the combined unit of accounting have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue is recognized based on the revenue recognition guidance applicable to the last delivered element.
For certain of our multiple element arrangements involving customized elements where elements such as PCS, specified upgrade rights and/or non-essential hardware or software products remained undelivered, we frequently determined that the undelivered element could not be treated as a separate unit of accounting because fair value could not be established for all undelivered non-customized elements. Accordingly, we should not have accounted for the revenue using percentage-of-completion accounting. Instead, the revenue should have been deferred in accordance with SOP 97-2 until such time as the fair value of the undelivered element could be established or all remaining elements have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue is recognized based on the revenue recognition guidance applicable to that last element.

Application of SAB 104 and SOP 97-2
Primarily as a result of our contract review, we determined that in respect of certain contracts providing for multiple deliverables, revenues had previously been recognized for which the revenue recognition criteria under SOP 97-2 or SAB 104, as applicable, had not been met. These errors related primarily to situations in which the fair value of an undelivered element under the arrangement could not be established.
In certain arrangements, we had treated commitments to make available a specified quantity of upgrades during the contract period as PCS. Under SOP 97-2, where fair value cannot be established for PCS, revenue is recognized for the entire arrangement ratably over the PCS term. We have now determined that commitments to make available a specified quantity of upgrades do not qualify as PCS and should be accounted for as a separate element of the arrangement from the PCS. Fair value could not be established for these commitments to make available a specified quantity of upgrades and as a result, the revenue related to the entire arrangement should have been deferred until the earlier of when (i) fair value of the undelivered element could be established or (ii) the undelivered element is delivered. Adjustments were made to defer the revenue and related costs until the upgrades were delivered.
In certain multiple element arrangements, we had recognized revenue upon delivery of products under the arrangement although other elements under the arrangement, such as future contractual or implicit PCS, had not been delivered. If sufficient evidence of fair value cannot be established for an undelivered element, revenue related to the delivered products should be deferred until the earlier of when vendor specific objective evidence, or fair value, or VSOE, for the undelivered element can be established or all the remaining elements have been delivered. Once there is only one remaining element, the deferred revenue is recognized based on the revenue recognition guidance applicable to that last undelivered element. For instance, where PCS is the last undelivered element within the unit of accounting, deferred revenue is recognized ratably over the PCS term. As we identified a number of contracts where sufficient evidence of fair value could not be established for the undelivered elements, adjustments were made to defer the revenue and related costs from the periods in which they were originally recorded and until such time as the appropriate criteria recognition were met.
In addition, we identified and corrected certain revenue recognition errors that related to the application of SAB 104 and SOP 97-2. The cumulative adjustments were previously recorded in 2004, rather than restating prior periods, because they were not material either to 2004, or the prior period results as originally reported. As part of the Third Restatement, these adjustments have now been recorded in the appropriate periods as follows:

•	A cumulative correction previously recorded in the third quarter of 2004 has now been recorded primarily in 2003, and prior periods resulting in an increase to revenue of $89 in the third quarter of 2004. The adjustment was to correct for previously recognized revenue relating to past sales of Optical Networks equipment which we determined should have been deferred and recognized with the delivery of future contractual PCS and other services over the term of the PCS.
•	A cumulative correction in the fourth quarter of 2004 has now been recorded in the appropriate prior periods resulting in an increase to revenue of $40 in the fourth quarter of 2004. The adjustment was to correct for previously recognized revenue related to an EMEA contract which should have been deferred until the delivery of certain undelivered elements such as services.

Other revenue recognition adjustments
In addition, errors related to application of the profit center definition were identified and corrected. We made other revenue corrections related to the treatment of non-cash incentives, and certain errors related to the classification of revenue. Other revenue recognition adjustments also reflect the impact on cost of revenues of corrections to standard costing on deferred costs (related to deferred revenue) included in inventory, and other adjustments to inventory to correct standard costing.

Other adjustments
Other miscellaneous adjustments were identified and recorded in the Third Restatement, the more significant of which are summarized below.

Health and Welfare Trust
In prior periods, we had incorrectly netted employee benefit plan assets against the post-employment and post-retirement liabilities and incorrectly recognized gains and losses through the consolidated statement of operations related to certain assets held in an employee benefit trust in Canada, or Health and Welfare Trust. Historically, we had accounted for the assets of the Health and Welfare Trust in accordance with SFAS No. 106 “Employers’ Accounting for Post Retirement Benefit Plans” (“SFAS 106”) and SFAS No. 112, “Employers’ Accounting for Post-Employment Benefit Plans” (“SFAS 112”) which, among other things, permitted the netting of these plan assets against the post-employment and post-retirement liabilities if the assets are appropriately segregated and restricted. Upon further review, we determined that these assets should not have been netted against the liabilities because the Health and Welfare Trust was not legally structured so as to segregate and restrict its assets to meet the definition of plan assets under SFAS 106 and SFAS 112. As a result, we corrected prior periods to present plan assets and liabilities on a gross basis, and to recognize gains and losses in OCI.
We further determined that Nortel was the primary beneficiary of the Health and Welfare Trust, which met the definition of a variable interest entity under FIN 46R “Consolidation of Variable Interest Entities”. As a result, we corrected prior periods to consolidate the Health and Welfare Trust into our results as of July 1, 2003, the effective date of FIN 46R. The combined impact of these adjustments in the Third Restatement was an increase in cost of revenues of $2 and $10, an increase in selling, general and administrative expense of $3 and $12, an increase in R&D expense of $4 and $6 and an increase in other income of $8 and $9 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, total assets increased by $138 and liabilities increased by $144, including the related foreign exchange impact, as a result of these adjustments.

Foreign exchange
We had previously recorded foreign exchange gains in our 2004 consolidated financial statements, to correct a cumulative error from prior periods related to the functional currency designation of an entity in Brazil. This adjustment was previously recorded in 2004 rather than restating the prior periods, because the adjustment was not material either to the 2004 or the prior period results as originally reported. As part of the Third Restatement, the impact of this adjustment has now been recorded in the appropriate prior periods, resulting in a decrease to other income for the year ended December 31, 2004 of $33 and an increase for the year ended December 31, 2003 of $18.
We also identified and corrected additional foreign currency translation errors related to a pension liability under the Supplemental Executive Retirement Plan and historical balances for certain long-term debt issue and discount costs. The impact of the adjustments in the Third Restatement to correct these errors resulted in a net decrease to other income of $3 for the year ended December 31, 2004 and a decrease of $8 for the year ended December 31, 2003.
In addition, the foreign exchange gains and losses, if any, resulting from the Third Restatement adjustments were recorded in other income-net, and are presented in ‘Other adjustments’ in the consolidated statements of operations data tables above.

Other
We had previously capitalized legal and professional fees and real estate impairment costs relating to the transaction with Flextronics for the divestiture of substantially all of our remaining manufacturing operations and related activities, accumulating those costs in the consolidated balance sheet as deferred costs starting in 2004. We have determined that these costs should instead have been recognized as incurred in prior periods. Accordingly, we have made adjustments to record these costs in the appropriate prior period, resulting in a decrease to gain (loss) on sale of businesses and assets of $6 for the year ended December 31, 2004.

In 2004, we corrected certain other accounting errors we had identified that related to prior periods. These adjustments were previously recorded in 2004 rather than restating prior periods because they were not material to 2004 or to the financial statements as originally reported. However, as part of the Third Restatement, these adjustments have now been recorded in the appropriate prior periods. These adjustments were as follows:

•	During 2004, we had recorded a cumulative correction to reclassify an operating lease to a capital lease. These adjustments have now been recorded to the appropriate prior periods which resulted in a decrease in selling, general and administrative expense in the year ended December 31, 2004 of $16 and an increase in the year ended December 31, 2003 of $5.
•	We had previously recorded the release of a customer financing provision of $9 in 2004 that should have been recorded in 2003. As a result, selling, general and administrative expense has increased by $9 for the year ended December 31, 2004 and decreased by $9 for the year ended December 31, 2003.
•	We have corrected the useful lives of various leasehold improvement assets, included in plant and equipment — net, which resulted in a decrease to depreciation expense for the year ended December 31, 2004 of $6 and an increase for the year ended December 31, 2003 of $3.

Reclassifications
We had previously classified changes in restricted cash and cash equivalents as a component of net cash from (used in) operating activities of continuing operations. We have now determined that, under SFAS No. 95, “Statement of Cash Flows”, changes in restricted cash and cash equivalents should instead be recorded as a component of net cash from (used in) investing activities of continuing operations. Accordingly, we have made adjustments of $17 and $200 for the years ended December 31, 2004 and 2003, respectively, to reclassify changes in restricted cash and cash equivalents from net cash from (used in) operating activities of continuing operations to net cash from (used in) investing activities of continuing operations in the consolidated statements of cash flows.
Certain sublease income has been reclassified in the consolidated statement of operations. The impact of this adjustment resulted in an increase of $10 and $2 in selling, general and administrative expense and cost of revenues, respectively and an increase in other income of $12 for the year ended December 31, 2004. For the year ended December 31, 2003, sublease income of $15 was reclassified from selling, general and administrative expense to other income.

Quarterly information
The following statement of operations data presents the impact of the Third Restatement on our previously issued consolidated statements of operations for each of the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004. The quarter ended December 31, 2005 had not been previously reported.

Consolidated Statement of Operations data

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Revenues	$2,536	$2,389	$2,444	$2,366
Gross profit	1,057	1,012	1,053	1,013
Operating earnings (loss)	(15)	(78)	30	(14)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(22)	(77)	64	19
Net earnings (loss) from continuing operations	(51)	(106)	58	14
Net earnings from discontinued operations — net of tax	2	2	1	1
Net earnings (loss)	$(49)	$(104)	$59	$15

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.01)	$(0.02)	$0.01	$0.00
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.02)	$0.01	$0.00

Consolidated Statement of Operations data

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Revenues	$2,855	$2,619	$2,590	$2,478
Gross profit	1,235	1,134	1,055	1,008
Operating earnings (loss)	49	(47)	94	43
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	55	(25)	26	(14)
Net earnings (loss) from continuing operations	46	(32)	10	(29)
Net earnings from discontinued operations — net of tax	(1)	(1)	6	6
Net earnings (loss)	$45	$(33)	$16	$(23)

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.01	$(0.01)	$0.00	$(0.01)
— from discontinued operations	(0.00)	(0.00)	0.00	0.00

Basic and diluted earnings (loss) per common share	$0.01	$(0.01)	$0.00	$(0.01)

Consolidated Statement of Operations data

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Revenues	$2,655	$2,518	$2,179	$2,159
Gross profit	1,007	978	786	777
Operating earnings (loss)	(61)	(81)	(283)	(292)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(52)	(85)	(287)	(329)
Net earnings (loss) from continuing operations	(106)	(138)	(264)	(306)
Net earnings from discontinued operations — net of tax	1	2	5	5
Net earnings (loss)	$(105)	$(136)	$(259)	$(301)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.02)	$(0.03)	$(0.06)	$(0.07)
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.03)	$(0.06)	$(0.07)

Consolidated Statement of Operations data

	Three Months Ended
	December 31, 2004

	As
	Previously	As
	Reported	Restated

Revenues	$2,615	$2,513
Gross profit	1,184	1,144
Operating earnings (loss)	48	13
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	114	84
Net earnings (loss) from continuing operations	96	65
Net earnings from discontinued operations — net of tax	37	37
Net earnings (loss)	$133	$102

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.02	$0.01
— from discontinued operations	0.01	0.01

Basic and diluted earnings (loss) per common share	$0.03	$0.02

Adjustments
The following table summarizes the revenue adjustments and other adjustments to net earnings (loss). See above, and “Quarterly Financial Data” in this Report for a description of the nature of these adjustments.

	2005			2004

	Three	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	March 31	June 30	September 30	December 31

Revenues — as previously reported	$2,536	$2,855	$2,655	$2,444	$2,590	$2,179	$2,615
Adjustments:
Application of SOP 81-1	82	(23)	(13)	(22)	(29)	(17)	(16)
Interaction between multiple revenue recognition accounting standards	(183)	(155)	(70)	(19)	(31)	(49)	(75)
Application of SAB 104 and SOP 97-2	(53)	(45)	(62)	(37)	(54)	42	11
Other revenue recognition adjustments	7	(13)	8	—	2	4	(22)

Revenues — as restated	$2,389	$2,619	$2,518	$2,366	$2,478	$2,159	$2,513

Net earnings (loss) — as previously reported	$(49)	$45	$(105)	$59	$16	$(259)	$133
Adjustments:
Application of SOP 81-1	9	(12)	(6)	(3)	(14)	(3)	(8)
Interaction between multiple revenue recognition accounting standards	(26)	(12)	(7)	(6)	(7)	(10)	(24)
Application of SAB 104 and SOP 97-2	(26)	(25)	(22)	(23)	(26)	2	(5)
Other revenue recognition adjustments	(3)	(50)	6	(9)	3	2	—
Gain on sale of businesses	(21)	25	—	(1)	—	—	(6)
Health and WelfareTrust	—	—	—	—	—	—	(1)
Foreign exchange(i)	2	11	(5)	—	6	(34)	(10)
Other	10	(15)	3	(2)	(1)	1	23

Net earnings (loss) — as restated	$(104)	$(33)	$(136)	$15	$(23)	$(301)	$102

(i)	Includes the foreign exchange gains and losses resulting from the Third Restatement adjustments, and the correction of certain foreign exchange errors as described in note 4 of the accompanying consolidated financial statements.

Credit and Support Facilities
As a result of the delayed filing of this report with the SEC, an event of default occurred under the 2006 Credit Facility. As a result of this and certain other related breaches, lenders holding greater than 50% of each tranche under the 2006 Credit Facility have the right to accelerate such tranche, and lenders holding greater than 50% of all of the secured loans under the 2006 Credit Facility have the right to exercise rights against certain collateral. The entire $1,300 under the 2006 Credit Facility is currently outstanding.
In addition, as a result of the delayed filing of this report with the SEC and other related breaches, EDC has the right to refuse to issue additional support and terminate its commitments under the $750 EDC Support Facility or require that NNL cash collateralize all existing support. As of April 14, 2006, there was approximately $162 of outstanding support under the EDC Support Facility.
We are currently in discussions with our lenders under the 2006 Credit Facility and with EDC under the EDC Support Facility to negotiate waivers related to the Third Restatement and the delay in filing this report and the anticipated delay in filing our Quarterly Report on Form 10-Q for the period ended March 31, 2006, or the 2006 First Quarter Report. Although we expect to reach an agreement with the lenders and EDC with respect to the terms of an acceptable waiver, there can be no assurance that we will receive such waivers.

Public debt securities
As a result of the delayed filing of this report with the SEC, we and NNL were not in compliance with our obligations to deliver our SEC filings to the trustees under our public debt indentures. The delay in filing this report did not result, and the anticipated delay in filing the 2006 First Quarter Reports (which we are obligated to deliver to the trustees by May 25, 2006) will not result, in an automatic default and acceleration of such long-term debt. Neither the trustee under any such public debt indenture nor the holders of at least 25% of the outstanding principal amount of any series of debt securities issued under the indentures have the right to accelerate the maturity of such debt securities unless we or NNL, as the case may be, fail to file and deliver our required SEC filings within 90 days after the above mentioned holders have given notice of such default to us or NNL. While such notice could have been given at any time after March 30, 2006 as a result of the delayed filing of this report, neither we nor NNL has received such a notice to the date of this report. In addition, any acceleration of the loans under the 2006 Credit Facility would result in a cross-default under the public debt indentures that would give the trustee under any such public debt indenture or the holders of at least 25% of the outstanding principal amount of any series of debt securities issued under the indentures the right to accelerate such series of debt securities. Approximately $500 of debt securities of NNL (or its subsidiaries) and $1,800 of our convertible debt securities (guaranteed by NNL) are currently outstanding under the indentures.
If an acceleration of our and NNL’s obligations were to occur, we and NNL may be unable to meet our respective payment obligations with respect to the related indebtedness. Any such acceleration could also adversely affect our business, results of operations, financial condition and liquidity and the market price of our publicly traded securities. See the “Risk Factors” section of this report.

Stock-based compensation plans
As a result of our March 10, 2006 announcement that we and NNL would have to delay the filing of our 2005 Form 10-Ks, we suspended, as of March 10, 2006, the grant of any new equity and exercise or settlement of previously outstanding awards under the Nortel 2005 Stock Incentive Plan, or SIP, the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the Nortel Networks Corporation 2000 Stock Option Plan, or the 2000 Plan, and the Nortel Networks Corporation 1986 Stock Option Plan as amended and restated, or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in a Nortel Networks stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investment plans, until such time as, at the earliest, we are in compliance with U.S. and Canadian regulatory securities filing requirements.

Regulatory actions
On April 10, 2006, the Ontario Securities Commission, or OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in our and NNL’s securities. This order will remain in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNL pursuant to Ontario securities laws.

Stock exchanges
As a result of the delay in filing this report and the anticipated delay in filing the 2006 First Quarter Reports with the SEC, we are in breach of the continued listing requirements of the NYSE and the TSX. The TSX has granted us and NNL an extension up to April 30, 2006 by which to file our 2005 Form 10-Ks. To date, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of Nortel Networks Corporation common shares and other of our and NNL’s listed securities. The commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange.

Annual Shareholders’ Meeting
On April 6, 2006, we announced the postponement of our Annual Shareholders’ Meeting for 2005 to June 29, 2006 due to the delay in filing this report.
Revenue Independent Review
As described in our 2003 Annual Report, management identified certain accounting practices and errors related to revenue recognition that it determined required adjustment as part of the Second Restatement. In light of the resulting corrections to previously reported revenues totaling approximately $3.4 billion, the Audit Committee determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement, with a particular emphasis on the underlying conduct, or the Revenue Independent Review. The Audit Committee sought a full understanding of the historic events that required the revenues for these specific transactions to be restated and intended to consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee engaged WilmerHale to advise it in connection with this review. Because of the significant accounting issues involved in the inquiry, WilmerHale retained Huron Consulting Services LLC, or Huron, to provide expert accounting assistance, and Huron was involved in all phases of WilmerHale’s work. The Audit Committee launched its independent review after the Second Restatement was completed and did not seek to have WilmerHale and Huron audit or otherwise review the substantive accuracy of our restated financial statements or review other aspects of our accounting practices not adjusted in the Second Restatement.
The Revenue Independent Revenue focused principally on transactions that accounted for approximately $3.0 billion of the $3.4 billion in restated revenue, with a particular emphasis on transactions that accounted for approximately $2.6 billion in 2000. That emphasis was appropriate because (1) the size of the revenue restatement for 2000 ($2.8 billion of the total restated revenue of $3.4 billion) and (2) the same types of errors made in 2000 reoccurred in subsequent years. As more fully described in Item 9A of the 2003 Annual Report, the revenue adjustments that were part of the Second Restatement primarily related to certain categories of transactions, and the Revenue Independent Review has examined transactions in each of these categories.
The Revenue Independent Review found that, in an effort to meet internal and external targets, the senior corporate finance management team, none of whom are current employees, changed our accounting policies several times during 2000, either to defer revenue out to a subsequent period or pull revenue into the current period. After changing internal accounting policies, senior corporate finance management did not understand the relevant U.S. GAAP requirements, misapplied these U.S. GAAP requirements, and in certain circumstances, turned a blind eye to these U.S. GAAP requirements. As a result, the Revenue Independent Review concluded that Nortel recognized revenue for numerous transactions without regard for the proper accounting and this conduct was driven by the need to close revenue and earnings gaps.
The independent review of the facts leading to the initial erroneous recognition of revenues that were restated as a result of the Second Restatement is now complete. While the focus of the Revenue Independent Review was on the underlying conduct related to the transactions discussed above that were restated, this review found no additional accounting errors that should be investigated by management for possible restatement.
In the Independent Review Summary approved by the Board of Directors and included in our 2003 Annual Report, the Board of Directors adopted a framework of governing remedial principles to prevent recurrence of the inappropriate accounting conduct, to rebuild a finance environment based on transparency and integrity, and to ensure sound financial reporting and comprehensive disclosure. The Board of Directors directed management to implement those principles, through a series of remedial measures, across the company, to prevent any repetition of past misconduct and re-establish a finance organization with values of transparency, integrity, and sound financial reporting as its cornerstone. Management’s ongoing implementation efforts are described below and will continue following the filing of this report. The Board of Directors has monitored the implementation efforts to date and will continue to regularly monitor management’s implementation efforts.
Regulatory Actions and Pending Litigation
We are under investigation by the SEC and the OSC Enforcement Staff. In addition, we have received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, the Integrated Market Enforcement Team of the Royal Canadian Mounted Police, or RCMP, has advised us that it would be commencing a criminal investigation into our financial accounting situation. Regulatory sanctions may potentially require us to agree to remedial undertakings that may involve the appointment of an independent adviser to review, assess and monitor our accounting practices, financial reporting and disclosure processes and internal control systems. We will continue to cooperate fully with all authorities in connection with these investigations and reviews.
In addition, numerous class action complaints and other actions have been filed against us and NNL, including class action complaints under ERISA and an application in Canada for leave to commence a derivative action against certain of our current and former officers and directors.
As described above under “Significant Business Developments — Proposed Class Action Settlement,” on February 8, 2006, we announced the Proposed Class Action Settlement of all pending and proposed shareholder class actions. This settlement would be part of, and is conditioned on our reaching a global settlement encompassing all pending shareholder class actions and proposed shareholder class actions commenced against us and certain other defendants following our announcement of revised financial guidance during 2001 and our revision of our 2003 financial results and restatement of other prior periods. The Proposed Class Action Settlement is also conditioned on the receipt of all required court, securities regulatory and stock exchange approvals. On March 17, 2006, we announced that we and the lead plaintiffs reached an agreement on the related insurance and corporate governance matters including our insurers agreeing to pay $228.5 in cash towards the settlement and us agreeing with our insurers to certain indemnification obligations. We believe that these indemnification obligations would be unlikely to materially increase our total cash payment obligations under the Proposed Class Action Settlement. The insurance payments would not reduce the amounts payable by us as noted below. We also agreed to certain corporate governance enhancements, including the codification of certain of our current governance practices (such as the annual election by our directors of a non-executive Board chair) in our Board of Directors written mandate and the inclusion in our annual proxy circular and proxy statement of a report on certain of our other governance practices (such as the process followed for the annual evaluation of the Board, committees of the Board and individual directors). The Proposed Class Action Settlement would contain no admission of wrongdoing by us or any of the other defendants. The Proposed Class Action Settlement does not relate to the ongoing regulatory and criminal investigations and does not encompass the related ERISA class action or the pending application in Canada for leave to commence a derivative action against certain of our current and former officers and directors. For more information, see “Developments in 2005 and 2006 — Significant Business Developments — Proposed Class Action Settlement”.
Our pending civil litigation and regulatory and criminal investigations are significant and, if decided against us, including if we are not able to reach a global definitive settlement in the case of the civil litigation proposed to be encompassed by the Proposed Class Action Settlement, could materially adversely affect our business, results of operations, financial condition or liquidity by requiring us to pay substantial judgments, settlements, fines, sanctions or other penalties, or requiring us to issue equity or equity related securities which could potentially result in the significant dilution of existing shareholders equity positions.
For additional information, see “Liquidity and Capital Resources”, the “Legal Proceedings” and “Risk Factors” sections of this report and “Contingencies” in note 22 of the accompanying audited consolidated financial statements. For more information on the Proposed Class Action Settlement, see also “Significant Business Developments — Proposed Class Action Settlement”.

Results of Operations — Continuing Operations
Consolidated Information

Revenues

Demand Trends for Our Network Solutions
The following table sets forth our external revenues by category of network solutions:

	For the Years Ended
	December 31,			2005 vs 2004		2004 vs 2003

	2005	2004	2003	$ Change	% Change	$ Change	% Change

CDMA solutions(a)(d)	$2,321	$2,216	$2,356	$105	5	$(140)	(6)
GSM and UMTS solutions(d)	2,799	2,411	1,882	388	16	529	28
Circuit and packet voice solutions (b)(d)	2,748	2,582	2,989	166	6	(407)	(14)
Optical networking solutions(b)(d)	1,186	958	1,172	228	24	(214)	(18)
Data networking and security solutions(b)(d)	1,321	1,338	1,501	(17)	(1)	(163)	(11)
Other(c)	148	11	32	137	1,245	(21)	(66)

Total	$10,523	$9,516	$9,932	$1,007	11	$(416)	(4)

(a)	CDMA solutions include revenues from traditional TDMA solutions (which were no longer significant in 2005).
(b)	Circuit and packet voice and data networking and security solutions each aggregate revenues included in our Carrier Packet Networks and Enterprise Networks segments, while optical networking solutions are included in our Carrier Packet Networks segment.
(c)	Other includes our revenues from PEC (included in our Enterprise Networks segment), which we acquired in June 2005, and various other network solutions.
(d)	In the first quarter of 2006, we expect the following two new product groups to form our reportable segments: (i) Enterprise Solutions and Packet Networks, which combines optical networking solutions (included in our Carrier Packet Networks segment in 2005), data networking and security solutions and portions of circuit and packet voice solutions (included in both our Carrier Packet Networks segment and Enterprise Networks segment in 2005) into a unified product group; and (ii) Mobility and Converged Core Networks, which combines our CDMA solutions and GSM and UMTS solutions (each in a separate segment in 2005) and other circuit and packet voice solutions (included in our Carrier Packet Networks segment in 2005).
The following discusses significant demand trends in 2005 and 2004 for our various network solutions, which impacted our consolidated revenues. We make reference to demand trends in developing and developed countries. Other than the United States and Canada, which we consider developed, each of our geographic regions encompass both developed and developing countries. Other factors also impacted our 2005 and 2004 revenues, and this discussion should be read together with the “Geographic Revenues” and “Segment Information” sections.

CDMA Solutions

•	In 2005, revenues from our CDMA solutions (which increased 5% over 2004) were positively impacted by significant expansion to meet increased subscriber demand, primarily in developed countries, and the evolution of wireless networks to next generation CDMA technologies, which facilitate mobile high speed data services. Demand for new CDMA technologies was generally greater in developed countries with an installed base of CDMA solutions. In addition, network completions and industry consolidation negatively impacted our revenues in certain regions. Revenues from TDMA solutions were not significant.

In 2004, revenues from our CDMA solutions (which decreased 6% over 2003) were negatively impacted by substantial declines in TDMA solutions across all regions as customers continued to migrate from the mature TDMA technology to GSM and CDMA wireless technologies. Revenues from CDMA solutions were positively impacted in developed countries by factors that positively impacted revenues in 2005. Network completions during the first half of 2003 negatively impacted our revenues in certain regions.

GSM and UMTS Solutions

•	In 2005, revenues from our GSM and UMTS solutions (which increased 16% over 2004) reflected increases in both GSM solutions and UMTS solutions. Revenues from our GSM solutions were positively impacted by greater infrastructure sales, particularly in developing countries, related to increasing demand by subscribers. In addition, industry consolidation and a mature installed base of GSM solutions negatively impacted our revenues in certain regions. Revenues from our UMTS solutions were positively impacted by higher subscriber demand to support progressively more sophisticated communication services and continued transition to this next generation technology primarily in developed countries where demand for these services is highest and to a lesser extent in developing countries. In addition, industry consolidation negatively impacted our revenues in the U.S.

In 2004, revenues from our GSM and UMTS solutions (which increased 28% over 2003) reflected increases in both GSM solutions and UMTS solutions. Revenues from these solutions were impacted in all regions by the same factors that were present in 2005. In addition, new contracts were obtained in certain regions.

Circuit and Packet Voice Solutions

•	In 2005, revenues from our circuit and packet voice solutions (which increased 6% over 2004) were positively impacted by an increase in packet voice solutions offset by declines in circuit voice solutions. Revenues from packet voice solutions were positively impacted by increased demand for next-generation packetized communications, including VoIP, which resulted in reduced expenditures, primarily by service providers, for circuit voice solutions that do not readily accommodate these forms of communication. Demand for circuit and packet voice solutions varied across developed and developing countries.

In 2004, revenues from our circuit and packet voice solutions (which decreased 14% over 2003) were negatively impacted by a substantial decrease in circuit voice solutions partially offset by an increase in packet voice solutions. Revenues from circuit voice solutions were negatively impacted due to continued reductions in capital expenditures by our service provider customers and a reduction in spending on our mature products in all regions where these solutions are marketed. Packet voice solutions were impacted in all regions by the same factors that positively impacted revenues in 2005. In addition, revenues from packet voice solutions were negatively impacted by enterprise customers in certain regions reducing their spending on certain of our products.

Data Networking and Security Solutions

•	In 2005, revenues from our data networking and security solutions (which remained essentially flat over 2004) were negatively impacted by reduced demand for our legacy routing solutions and a mature router access market. Revenues were positively impacted by demand for IP based services and related next generation routing solutions, which include features such as power over Ethernet. This demand varied across developed and developing countries depending on the rate of network upgrade and expansion.

In 2004, revenues from our data networking and security solutions (which decreased 11% over 2003) were impacted by factors that negatively impacted revenues in 2005, particularly in developed countries and in relation to our mature products due to the ongoing shift toward IP based services.

Optical Networking Solutions

•	In 2005, revenues from our optical networking solutions (which increased 24% over 2004) were positively impacted by increased demand for multimedia and other communications at broadband network speeds. Revenues from our metro networking solutions were positively impacted by the delivery of triple play services (data, voice and multimedia) by a range of service providers, particularly in developed countries where these services are readily available. Revenues from our long-haul solutions were positively impacted by network expansion by wireless and other service providers in developed countries where the focus is on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks to meet fluctuations in subscriber demand.

In 2004, revenues from our optical networking solutions (which decreased 18% over 2003) were negatively impacted by reduced spending by service providers in developed countries on long-haul solutions as they continued to focus on maximizing return on invested capital by increasing their capacity utilization rates and efficiency of existing networks to meet fluctuations in subscriber demand partially offset by increases in metro networking solutions, particularly in developed countries, for the same reasons that positively impacted these revenues in 2005. Significant excess inventories and capacity related to optical networking solutions continued to exist in a number of regions which also resulted in ongoing pricing pressures.

Geographic Revenues
The following table summarizes our geographic revenues based on the location of the customer:

	For the Years Ended
	December 31,			2005 vs 2004		2004 vs 2003

	2005	2004	2003	$ Change	% Change	$ Change	% Change

United States	$5,206	$4,646	$5,329	$560	12	$(683)	(13)
EMEA	2,725	2,496	2,253	229	9	243	11
Canada	576	553	599	23	4	(46)	(8)
Asia Pacific	1,405	1,261	1,258	144	11	3	—
CALA	611	560	493	51	9	67	14

Consolidated	$10,523	$9,516	$9,932	$1,007	11	$(416)	(4)

2005 vs. 2004
From a geographic perspective, the 11% increase in revenues in 2005 compared to 2004 was primarily due to a:

•	12% increase in revenues in the U.S. primarily due to a substantial increase in packet voice and optical networking solutions, a significant increase in CDMA solutions and an improvement in data networking and security solutions. The increase in optical networking solutions was negatively impacted by a decrease in optical networking solutions in the first quarter of 2005 due to shipping delays to our customers as a result of the completion of a portion of the Flextronics transaction relating to manufacturing facilities in Montreal. The increase in revenues in the U.S. was also significantly impacted by our acquisition of PEC in the second quarter of 2005 and the recognition of previously deferred revenues upon deployment of a software upgrade related to packet voice solutions. These increases in revenue were partially offset by a substantial decrease in circuit voice solutions and lower revenues from GSM and UMTS solutions;
•	9% increase in revenues in EMEA primarily due to a substantial increase in GSM and UMTS solutions and packet voice solutions and a significant increase in optical networking solutions. These increases in revenue were partially offset by a substantial decrease in CDMA solutions due to network completions and industry consolidation, a significant decrease in circuit voice solutions and a decline in data networking and security solutions;
•	4% increase in revenues in Canada primarily due to a substantial increase in CDMA solutions, packet voice solutions and data networking and security solutions, a significant increase in optical networking solutions and favorable foreign exchange rate fluctuation impact associated with the strengthening of the Canadian dollar against the U.S. dollar; partially offset by a substantial decrease in circuit voice solutions and a substantial decrease in GSM solutions primarily due to industry consolidation. The increase in optical networking solutions was negatively impacted by a decrease in optical networking solutions in the first quarter of 2005 due to shipping delays to our customers as a result of the completion of a portion of the Flextronics transaction relating to manufacturing facilities in Montreal;
•	11% increase in revenues in Asia Pacific primarily due to a substantial increase in GSM and UMTS solutions (due primarily to the BSNL contract described under “Developments in 2005 and 2006 — Significant Business Developments — Bharat Sanchar Nigam Limited Contract”). This increase was partially offset by a substantial decrease in CDMA solutions due to the impact of network completions during the first half of 2004; and
•	9% increase in revenues in CALA due primarily to a substantial increase in GSM solutions and optical networking solutions and significant increase in circuit and packet voice solutions partially offset by a substantial decrease in data networking and security solutions and significant decrease in CDMA solutions in the first half of 2005.

2004 vs. 2003
From a geographic perspective, the 4% decrease in revenues in 2004 compared to 2003 was primarily due to a:

•	13% decrease in revenues in the U.S. primarily due to a substantial decrease in circuit voice solutions, optical networking solutions and data networking and security solutions. The decrease is also due in part to a substantial decrease in revenues due to the recognition of revenues in 2003 deferred from prior periods that did not occur to the same extent in 2004 as described under “Segment Information — Enterprise Networks”. These declines were partially offset by an increase in GSM and UMTS solutions;

•	8% decrease in revenues in Canada primarily due to a substantial decrease in circuit voice solutions, CDMA solutions and significant decrease in optical networking solutions due to network completions during the first half of 2003. These decreases were partially offset by a substantial increase in GSM and UMTS solutions;
•	revenues in Asia Pacific were essentially flat. CDMA solutions and optical networking solutions revenues decreased substantially primarily due to network completions during the first half of 2003. These declines were offset by a substantial increase in GSM and UMTS solutions and an improvement in data networking and security solutions; partially offset by:
•	11% increase in revenues in EMEA primarily due to a substantial increase in GSM and UMTS solutions and CDMA solutions partially offset by decrease in circuit voice solutions related to reduced spending by service provider customers and significant decrease in optical networking solutions; and
•	14% increase in revenues in CALA primarily from a substantial increase in GSM solutions, packet voice solutions and data networking and security solutions. These increases were partially offset by significant decrease in CDMA solutions and a slight decrease in optical networking solutions.

Gross Profit and Gross Margin

	For the Years Ended
	December 31,			2005 vs 2004			2004 vs 2003

	2005	2004	2003	Change		% Change	Change		% Change

Gross profit	$4,306	$3,942	$4,209	$364		9	$(267)		(6)
Gross margin	40.9%	41.4%	42.4%	(0.5pts	)		(1.0pts	)

Gross profit increased $364 (while gross margin decreased by approximately 0.5 percentage points) in 2005 compared to 2004 primarily due to:

•	an increase of approximately $570 due to overall higher sales volumes;
•	an increase of approximately $240 due to continued improvements in our cost structure primarily as a result of lower material pricing;
•	an increase of $45 primarily due to recoveries in our inventory provisions related to the sale of certain optical inventory that was previously provided for and lower warranty costs as a result of improved product quality in the first half of 2005; and
•	an estimated project loss of approximately $148 in 2005 compared to a project loss of $160 in 2004 related to the BSNL contract in India. For further information related to the BSNL contract, see “Developments in 2005 and 2006 — Significant Business Developments — Bharat Sanchar Nigam Limited Contract”; partially offset by
•	a decrease of $482 primarily as a result of (i) pricing pressures on certain of our products due to increased competition for service provider and enterprise customers; and (ii) unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution than our traditional network expansion products and circuit switching technologies; and
•	a decrease of $21 related to our employee bonus plans primarily in the first half of 2005.
Gross profit decreased $267 and gross margin decreased by approximately 1.0 percentage points in 2004 compared to 2003 primarily due to:

•	a decrease of approximately $534 primarily as a result of (i) pricing pressures on certain of our products due to increased competition for service provider and enterprise customers; (ii) unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and (iii) lower sales volumes of network expansion products and software upgrades that typically have higher margins;
•	an estimated project loss of approximately $160 related to a contract with BSNL in India recognized in 2004. For further information related to the BSNL contract, see “Developments in 2005 and 2006 — Significant Business Developments — Bharat Sanchar Nigam Limited Contract”;
•	a decrease of approximately $235 due to overall lower sales volumes; and
•	a one-time reduction in accruals of $53 associated with a certain customer bankruptcy settlement in the third quarter of 2003 not repeated in 2004; partially offset by
•	an estimated increase of approximately $425 due to continued improvements in our cost structure primarily as a result of lower material pricing;
•	an increase of approximately $205 primarily due to (i) an absence of significant inventory provision costs that were incurred in prior years as a result of excess inventories due to a decline in revenues in the Carrier Packet Networks segment of our business; and (ii) lower warranty costs as a result of improved product quality; and

•	an approximate $85 decrease in expenses related to our employee return to profitability, or RTP, and regular bonus plans which were not incurred in 2004.

Operating Expenses

Selling, General and Administrative Expense

	For the Years Ended
	December 31,			2005 vs 2004		2004 vs 2003

	2005	2004	2003	$ Change	% Change	$ Change	% Change

SG&A expense	$2,413	$2,133	$1,966	$280	13	$167	8
As % of revenues	22.9%	22.4%	19.8%	0.5pts		2.6pts

SG&A expense increased $280 (and remained essentially flat as a percentage of revenues) in 2005 compared to 2004 primarily due to:

•	net trade and customer financing receivable recoveries of approximately $9 in 2005 compared with recoveries of $118 realized primarily in the second half of 2004;
•	costs related to our internal control remedial measures and investments in our finance processes and restatement related activities of approximately $211 in 2005 compared to approximately $136 in 2004;
•	an increase in sales and marketing expense in the second half of 2005 of approximately $53 arising from the consolidation of the results of PEC and LG-Nortel;
•	increased expenses of $26 related to our employee bonus plans;
•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar against the U.S. dollar;
•	expenses of approximately $39 incurred in the fourth quarter of 2005 related to our agreement to reimburse Mr. Zafirovski for his settlement with Motorola and increased costs associated with the departure of senior executives; partially offset by
•	cost savings associated with our 2004 Restructuring Plan and cost containment initiatives; and
•	a decrease of approximately $25 in our stock-based compensation primarily due to costs incurred for our RSU program in the first quarter of 2004 that was not repeated in 2005.
SG&A expense increased $167 and increased from 19.8% to 22.4% as a percentage of revenues in 2004 compared to 2003 primarily due to:

•	costs related to our restatement activities of approximately $115 in 2004;
•	significant unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar;
•	an increase in expense related to our stock-based compensation plans, including restricted stock unit and stock option programs; and
•	net trade and customer financing receivable recoveries totaling $118 in 2004 compared to a recovery of $189 in 2003. Recoveries were higher in 2003 as a result of favorable settlements related to the sale or restructuring of various receivables and net recoveries on other trade and customer financing receivables due to subsequent collections for amounts exceeding our original estimates of net recovery; partially offset by
•	a decrease of approximately $120 related to our RTP and regular bonus plans in 2004 compared to 2003.
For a discussion of our SG&A expense by segment, see “Management EBT” under “Segment Information”.

Research and Development Expense

	For the Years Ended
	December 31,			2005 vs 2004			2004 vs 2003

	2005	2004	2003	$ Change		% Change	$ Change	% Change

R&D expense	$1,856	$1,960	$1,968	$(104)		(5)	$(8)	(0)
As % of revenues	17.6%	20.6%	19.8%	(3.0pts	)		0.8pts

R&D expense as a percentage of revenues decreased by approximately 3.0 percentage points to 17.6% in 2005 compared to 2004 and remained essentially flat in 2004 compared to 2003. R&D expense in 2005 decreased primarily due to:

•	cost savings associated with our 2004 Restructuring Plan; partially offset by

•	increased investments in targeted product areas, primarily in Enterprise Networks;
•	increased expense of approximately $24 related to our employee bonus plans; and
•	unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

Our continued strategic investments in R&D are aligned with targeting technology leadership in anticipated growth areas. In 2005, we maintained a technology focus and commitment to invest in new innovative solutions where we believed we would achieve the greatest future benefit from this investment and we intend to continue this practice in 2006.
We expect to continue to manage R&D expense according to the requirements of our business, allocating resources and investment where customer demand dictates, and reducing resources and investment where opportunities for improved efficiencies present themselves. Our R&D efforts are currently focused on secure and reliable converged networks including:

•	network applications (VoIP and multimedia solutions) for enterprise and service provider customers;
•	services edge capability to realize simplification of customer network operations and broadband access technologies, including wireless and wireline; and
•	next-generation packet transport for converged networks.

Special Charges
In 2005, our focus has been on managing each of our businesses based on financial performance, the market conditions and customer priorities. In the third quarter of 2004, we announced the 2004 Restructuring Plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments, but primarily in Carrier Packet Networks. Substantially all of the employee actions related to the focused workforce reduction were completed by the end of 2005. This workforce reduction is in addition to the workforce reduction resulting from our agreement with Flextronics. For more information on our agreement with Flextronics, see “Developments in 2005 and 2006 — Evolution of Our Supply Chain Strategy”. We expect the real estate actions relating to the 2004 Restructuring Plan to be substantially complete by the end of 2006.
We estimate total charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $410 comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. We incurred aggregate charges of $165 in 2004 and $177 in 2005, with the remainder expected to be substantially incurred during 2006.
The associated total cash costs of the 2004 Restructuring Plan of approximately $360 are expected to be split equally between the workforce reductions and real estate actions. Approximately 10% and 50% of these cash costs were incurred in 2004 and 2005, respectively, and approximately 15% are expected to be incurred in 2006. The remaining 25% of the cash costs relate to the real estate actions and are expected to be incurred in 2007 through 2022 for ongoing lease costs related to impacted real estate facilities. In addition to the above, we also incurred cash costs of approximately $17 in 2005 for facility improvements related to the real estate actions.
In 2005, we realized cost savings of approximately $340 related to the 2004 Restructuring Plan, which were lower than our previously estimated cost savings of $360 primarily due to additional costs associated with new hires added throughout 2005 and delay in real estate actions. Reductions to cost of revenues, SG&A expense and R&D expense contributed to our total cost savings by approximately 10%, 35% and 55% as a percentage of the realized cost savings, respectively, across all segments but primarily in Carrier Packet Networks. Once the 2004 Restructuring Plan is completed, we anticipate future annualized cost savings of approximately $425 primarily due to reductions to the cost of revenues, SG&A expense and R&D expense at a similar percentage of the realized cost savings across all segments as in 2005. Our estimate of annualized cost savings has been reduced from the previously reported estimate of $450 to approximately $425 primarily due to the costs associated with new hires and certain delays in real estate actions. We expect that this work plan will primarily be funded with cash from operations.
In 2003, we initiated activities to exit certain leased facilities and leases for assets no longer used across all segments.

During 2001, we implemented a work plan to streamline operations and activities around core markets and leadership strategies in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting operations and expected future growth rates, or the 2001 Restructuring Plan.
During the years ended December 31, 2005 and 2004, we continued to implement these restructuring work plans. Special charges provisions recorded from January 1, 2004 to December 31, 2005 were as follows:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2004 Restructuring Plan
Provision balance as of January 1, 2004	$—	$—	$—	$—
Other special charges	163	—	2	165
Cash drawdowns	(38)	—	—	(38)
Non-cash drawdowns	—	—	(2)	(2)
Foreign exchange and other adjustments	(1)	—	—	(1)

Provision balance as of December 31, 2004	124	—	—	124

Other special charges	68	72	30	170
Revisions to prior accruals	—	6	1	7
Cash drawdowns	(167)	(13)	—	(180)
Non-cash drawdowns	—	—	(30)	(30)
Foreign exchange and other adjustments	(4)	(4)	(1)	(9)

Provision balance as of December 31, 2005	$21	$61	$—	$82

2001 Restructuring Plan
Provision balance as of January 1, 2004	$66	$460	$—	$526
Other special charges	7	—	—	7
Revisions to prior accruals	(4)	13	—	9
Cash drawdowns	(49)	(167)	—	(216)
Non-cash drawdowns	(4)	—	—	(4)
Foreign exchange and other adjustments	(1)	18	—	17

Provision balance as of December 31, 2004	15	324	—	339

Revisions to prior accruals	(5)	1	(3)	(7)
Cash drawdowns	(6)	(107)	—	(113)
Non-cash drawdowns	—	—	3	3
Foreign exchange and other adjustments	(1)	(5)	—	(6)

Provision balance as of December 31, 2005	$3	$213	$—	$216

Total provision balance as of December 31, 2005(a)	$24	$274	$—	$298

(a)	As of December 31, 2005 and 2004, the short-term provision balance was $95 and $254, respectively, and the long-term provision balance was $203 and $209, respectively.
Under the 2004 Restructuring Plan, we recorded special charges of $177 (including revisions to prior accruals of $7) and $165 for the years ended December 31, 2005 and 2004, respectively. Under the 2001 Restructuring Plan, we recorded special charges of $(7), $16 and $288 (including revisions to prior accruals of $(7), $9 and $(53)) for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table outlines special charges incurred by segment for each of the three years ended December 31:

	2004
	Restructuring		2001 Restructuring
	Plan		Plan			Total Special Charges

	2005	2004	2005	2004	2003	2005	2004	2003

Special charges by segment:
Carrier Packet Networks	$106	$83	$(3)	$9	$121	$103	$92	$121
CDMA Networks	11	14	—	2	11	11	16	11
GSM and UMTS Networks	32	21	(3)	2	74	29	23	74
Enterprise Networks	28	26	(1)	2	55	27	28	55
Other	—	21	—	1	27	—	22	27

Total special charges	$177	$165	$(7)	$16	$288	$170	$181	$288

For additional information related to our restructuring activities, see “Special charges” in note 7 of the accompanying audited consolidated financial statements.
(Gain) Loss on Sale of Businesses and Assets
In 2005, loss on sale of businesses and assets of $47 was primarily due to charges related to the ongoing divestiture of our remaining manufacturing operations to Flextronics.
In 2004, gain on sale of businesses and assets of $91 was primarily due to a gain of $78 related to the sale of certain assets in CALA for which we received $80 in proceeds and a gain of approximately $30 related to the sale of our directory operator service business to VoltDelta, Resources LLC, or VoltDelta.
In 2003, gain on sale of businesses and assets of $4 was primarily due to the recognition of the remaining unamortized deferred gain related to the sale of substantially all of the assets of our Cogent Defence Systems business in 2001. The remaining unamortized deferred gain of $23 was recognized as a result of the sale of our 41% interest in EADS Telecom S.A.S. (formerly EADS Defence and Security Networks S.A.S.). This gain was partially offset by a loss due to retirement of fixed assets.
For additional information relating to these asset sales, see “Acquisitions, divestitures and closures” in note 10 of the accompanying audited consolidated financial statements.
Shareholder Litigation Settlement Expense
Shareholder litigation settlement expense of $2,474 was recorded during the year ended December 31, 2005 as a result of an agreement in principle for the proposed settlement of shareholder class action litigation. For additional information, see “Developments in 2005 and 2006 — Significant Business Developments — Proposed Class Action Settlement”.
Other Income — Net
The components of other income — net were as follows:

	For the Years Ended
	December 31,

	2005	2004	2003

Interest income(a)	$73	$70	$84
Gain on sale or write down of investments	67	19	143
Currency exchange gains(b)	68	57	107
Other — net	95	66	132

Other income — net	$303	$212	$466

(a)	Interest income on our short-term investments.
(b)	Currency exchange gains were primarily related to day-to-day transactional activities.

In 2005, other income — net was $303, which (other than interest income and currency exchange gains detailed above) primarily included a:

•	dividend income inclusion of $43 on our short-term investments;
•	gain of $21 related to the sale of our remaining Arris Group Inc. shares, $45 related to the sale of Axtel S.A. de CV, or Axtel, shares and $7 related to the sale of shares of VoltDelta;
•	gain of $17 related to a customer exclusivity clause settlement;
•	income of $22 related to sub-leases of facilities; and
•	gain of $10 on customer financing arrangements; partially offset by
•	loss of $20 from the sale of certain account receivables; and
•	loss of $7 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting.
In 2004, other income — net was $212, which (other than interest income and currency exchange gains detailed above) primarily included a:

•	dividend income of $22 on our short-term investments;
•	gain of $52 resulting from a restructured customer financing arrangement;
•	gain of $18 related to the sale of our remaining 7 million common shares of Entrust, Inc. for cash consideration of $33. As a result of this transaction, we no longer hold any equity interest in Entrust;
•	income of $12 related to sub-leases of facilities;
•	gain of $13 related to the sale of Arris Group shares. For additional information on our investment in Arris Group, see “Results of Operations — Discontinued Operations”; and
•	gain of $7 related to a certain customer bankruptcy settlement; partially offset by
•	loss of $24 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting;
•	loss of $14 related to a write down of our Bookham investment; and
•	loss of $7 related to prepaid equity forward purchase contracts that were entered into in connection with the issuance of restricted stock units.
In 2003, other income — net was $466, which (other than interest income and currency exchange gains detailed above) primarily included a:

•	gain of $96 related to the sale of our interest in EADS Telecom in conjunction with the changes in ownership of our French and German operations;
•	dividend income inclusion of $20 on our short-term investments;
•	gain of $31 related to the sale of Arris Group shares. For additional information on our investment in Arris Group see “Results of Operations — Discontinued Operations”;
•	gain of $30 related to a certain customer bankruptcy settlement;
•	gain of $25 resulting from a settlement related to intellectual property use;
•	gain of $22 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting;
•	income of $15 related to sub-leases of facilities;
•	royalty income inclusion of $15 from patented technology;
•	gain of $11 related to sale of certain minority investments; and
•	gain of $6 related to sale of a portion of our interest in Bookham.
Interest Expense
Interest expense increased $16 in 2005 compared to 2004 and decreased $4 in 2004 compared to 2003. The increase in interest expense in 2005 was primarily due to increases in short-term rates which negatively impacted our floating rate swap exposure compared to 2004. In 2004, we reduced our long-term debt by $134, from $4,000 as of December 31, 2003 to $3,866 as of December 31, 2004, primarily due to the purchase of land and two buildings for $87 that were previously leased by us and a decrease of $30 in the fair value adjustment attributable to hedged debt obligations. For additional information, see “Long-term debt” in note 11 of the accompanying audited consolidated financial statements.
Interest rates on our outstanding notes payable and long-term debt remained essentially flat during these periods.

We expect an increase in the quarterly interest expense in 2006 primarily due to higher borrowing costs associated with our 2006 Credit Facility that replaced lower cost debt. For further details relating to the repayment of long-term debt, see “Developments in 2005 and 2006 — Significant Business Developments — Credit and Support Facilities”.
Income Tax Benefit (Expense)
In 2005, we recorded a tax benefit of $56 on a pre-tax loss of $2,586 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. The tax benefit of $56 is primarily related to the release of a liability related to the retroactive application of our advance pricing arrangements, or APA, and various R&D related incentives partially offset by the drawdown of our deferred tax assets and current tax provisions in certain taxable jurisdictions, and various corporate minimum and other taxes. In addition, we recorded additional valuation allowances against the tax benefit of losses realized in some jurisdictions.
In 2004, we recorded a tax benefit of $30 on a pre-tax loss of $240 from continuing operations before minority interests and equity in net loss of associated companies. We recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax benefit is primarily a result of R&D related incentives, favorable audit settlements, and a release of valuation allowances in certain jurisdictions, partially offset by tax expense recorded against the earnings of certain taxable entities and corporate minimum and other taxes.
As of December 31, 2005, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of Critical Accounting Policies and Estimates — Tax Asset Valuation”.
Segment Information
Management EBT is a measure that includes the cost of revenues, SG&A expense, R&D expense, interest expense, other income (expense) — net, minority interests - net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt has not been allocated to a reportable segment and is included in “Other”. “Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed separately as reportable segments. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to our corporate compliance and other non-operational activities and are included in “Other”. See “Segment information — General description” in note 6 of the accompanying audited consolidated financial statements.

The following tables set forth revenues and Management EBT of our reportable segments, “Other” and reconciliation to net earnings (loss) from continuing operations:

	For the Years Ended
	December 31,			2005 vs 2004		2004 vs 2003

	2005	2004	2003	$ Change	% Change	$ Change	% Change

Revenues
Carrier Packet Networks	$2,828	$2,589	$3,132	$239	9	$(543)	(17)
CDMA Networks	2,321	2,216	2,356	105	5	(140)	(6)
GSM and UMTS Networks	2,799	2,411	1,882	388	16	529	28
Enterprise Networks	2,570	2,289	2,531	281	12	(242)	(10)

Total reportable segments	10,518	9,505	9,901	1,013	11	(396)	(4)
Other(a)	5	11	31	(6)	(55)	(20)	(65)

Total revenues	$10,523	$9,516	$9,932	$1,007	11	$(416)	(4)

Management EBT
Carrier Packet Networks	$51	$(298)	$(131)	$349	117	$(167)	(127)
CDMA Networks	685	688	800	(3)	(0)	(112)	(14)
GSM and UMTS Networks	(4)	(197)	(162)	193	98	(35)	(22)
Enterprise Networks	150	136	242	14	10	(106)	(44)

Total reportable segments	882	329	749	553	168	(420)	(56)
Other(a)	(806)	(516)	(309)	(290)	(56)	(207)	(67)

Total management EBT	$76	$(187)	$440	$263	141	$(627)	(143)

Amortization of intangibles	$(17)	$(9)	$(101)	$(8)	(89)	$92	91
Deferred stock option compensation	—	—	(16)	—	—	16	100
Special charges	(170)	(181)	(288)	11	6	107	37
Gain (loss) on sale of businesses and assets	(47)	91	4	(138)	(152)	87	2,175
Shareholder litigation settlement expense	(2,474)	—	—	(2,474)	—	—	—
Income tax benefit	56	30	83	26	87	(53)	(64)

Net earnings (loss) from continuing operations	$(2,576)	$(256)	$122	$(2,320)	(906)	$(378)	(310)

(a)	“Other” represents miscellaneous business activities and corporate functions.
The following table sets forth the positive (negative) contribution to segment Management EBT by each of its components relative to the comparable prior year period:

	2005 vs 2004					2004 vs 2003

	Gross			Other	Total $	Gross			Other	Total $
	Profit	SG&A	R&D	Items(b)	Change	Profit	SG&A	R&D	Items(b)	Change

Carrier Packet Networks	$233	$(10)	$111	$15	$349	$(153)	$23	$38	$(75)	$(167)
CDMA Networks	(17)	13	6	(5)	(3)	(61)	(5)	(50)	4	(112)
GSM and UMTS Networks	101	12	53	27	193	30	(48)	(4)	(13)	(35)
Enterprise Networks	82	(51)	(28)	11	14	(89)	(29)	11	1	(106)

Total reportable segments	399	(36)	142	48	553	(273)	(59)	(5)	(83)	(420)
Other(a)	(35)	(244)	(38)	27	(290)	6	(108)	13	(118)	(207)

Total change	$364	$(280)	$104	$75	$263	$(267)	$(167)	$8	$(201)	$(627)

(a)	“Other” represents miscellaneous business activities and corporate functions.
(b)	“Other items” is comprised of interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. Interest attributable to long-term debt has not been allocated to a reportable segment and is included in “Other”.
The following discussion should be read together with “Consolidated Information — Revenues”, which discusses certain demand trends for our networking solutions and geographical factors that impacted our revenues.

Carrier Packet Networks

Revenues
The following chart summarizes recent quarterly revenues for Carrier Packet Networks:

2005 vs. 2004
Carrier Packet Networks revenues increased 9% primarily due to a substantial increase in packet voice solutions and optical networking solutions (with revenues from metro networking solutions exceeding long-haul solutions), partially offset by a significant decrease in circuit voice solutions. Overall revenues were slightly impacted by pricing pressures driven by increased competition for service provider customers.
Revenues from packet voice solutions in this segment increased substantially in the U.S., EMEA and Canada, and increased significantly in CALA. Circuit voice solutions declined substantially in EMEA and significantly in the U.S. and Canada. Revenues from optical networking solutions increased substantially in the U.S. and CALA and increased significantly in EMEA and Canada. Revenues from data networking solutions declined significantly in the U.S. and CALA and were higher in EMEA and Asia Pacific. The increase in optical networking solutions was negatively impacted by a decrease in optical networking solutions in the first quarter of 2005 due to shipping delays to our customers in the U.S. and Canada as a result of the completion of a portion of the Flextronics transaction relating to manufacturing facilities in Montreal

2004 vs. 2003
Carrier Packet Networks revenues decreased 17% in 2004 compared to 2003.
Revenues from circuit voice solutions decreased substantially in the U.S. and Canada and were lower in EMEA and Asia Pacific. The substantial decrease in circuit voice solutions was partially offset by increase in packet voice solutions across all regions.
Revenues in the optical long-haul portion of this segment decreased substantially in the U.S., EMEA and Canada and decreased significantly in Asia Pacific and slightly in CALA. Revenues in the metro optical portion of this segment increased primarily due to increased sales to certain service provider customers primarily in the U.S. and EMEA. In 2004, the revenues in the metro optical portion of this segment surpassed the revenues in the optical long-haul portion of this segment.
Revenues from the data networking and security portion of this segment decreased significantly primarily due to substantial declines in the U.S., Canada and EMEA.

Management EBT
Management EBT for the Carrier Packet Networks segment increased by $349 in 2005 compared to 2004 and decreased by $167 in 2004 compared to 2003 primarily as a result of the items discussed below.

2005 vs. 2004
Carrier Packet Networks gross margin increased by approximately 5.2 percentage points (while gross profit increased $233) primarily due to:

•	recovery in inventory provisions due to sale of optical inventory that was previously fully provided for;
•	continued improvements in our cost structure primarily as a result of lower material pricing; and

•	lower warranty costs during the first half of 2005; partially offset by
•	increased expenses related to our employee bonus plan during the first half of 2005;
•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution than our traditional solutions; and
•	continued pricing pressures on certain of our products due to increased competition.

Carrier Packet Networks SG&A expense increased $10 primarily due to:

•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar against the U.S. dollar;
•	increased expenses related to our employee bonus plan; and
•	lower net trade and customer financing receivable recoveries; partially offset by
•	continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate.
Carrier Packet Networks R&D expense decreased $111 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; partially offset by
•	increased expenses related to our employee bonus plan;
•	investment in targeted programs to increase the feature content in our Carrier Packet Networks portfolio; and
•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

2004 vs. 2003
Carrier Packet Networks gross margin increased by approximately 1.4 percentage points (while gross profit decreased $153) primarily due to:

•	continued improvements in our cost structure primarily as a result of lower material pricing;
•	absence of significant inventory provision costs that had been incurred in prior years as a result of excess inventories due to a decline in revenues of our business; and
•	lower warranty costs as a result of improved product quality; partially offset by
•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution than our traditional solutions;
•	a one-time reduction in accruals of $53 associated with a certain customer bankruptcy settlement in the third quarter of 2003 not repeated in 2004; and
•	continued pricing pressures on certain of our products due to increased competition.
Carrier Packet Networks SG&A expense decreased $23 primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; partially offset by
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar;
•	planned investment in strategic businesses; and
•	lower net trade and customer financing receivable recoveries.
Carrier Packet Networks R&D expense decreased $38 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; partially offset by
•	continued investment in the accelerated development of certain new voice and data products; and
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.
Carrier Packet Networks other items expense increased by $75 in 2004 compared to 2003 primarily due to:

•	release of accruals of $30 from a certain customer bankruptcy settlement in 2003 not repeated in 2004; and
•	a gain of $25 in 2003 resulting from a settlement related to intellectual property not repeated in 2004.

CDMA Networks

Revenues
The following chart summarizes recent quarterly revenues for CDMA Networks:

2005 vs. 2004
CDMA Networks revenues increased 5% due primarily to a significant increase in the U.S. and a substantial increase in Canada, partially offset by substantial decreases in Asia Pacific and EMEA due to the impact of network completions during the first half of 2004 and, in the case of EMEA, due to industry consolidation, and a significant decrease in CALA during the first half of 2005. Revenues from TDMA solutions in 2005 were not significant.

2004 vs. 2003
CDMA Networks revenues decreased 6% due primarily to substantial decreases in TDMA solutions across all our regions partially offset by a slight increase in revenues from CDMA solutions due to an increase in the U.S. and substantial increases in EMEA and CALA that was partially offset by substantial declines in Asia Pacific and Canada primarily due to network completion during the first half of 2003.

Management EBT
Management EBT for the CDMA Networks segment decreased by $3 in 2005 compared to 2004 and decreased by $112 in 2004 compared to 2003 primarily as a result of the items discussed below.

2005 vs. 2004
CDMA Networks gross margin decreased by approximately 3.3 percentage points (while gross profit decreased $17) primarily due to:

•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and
•	pricing pressures on certain of our products due to increased competition for service provider customers; partially offset by
•	continued improvements in our cost structure primarily as a result of lower material pricing.
CDMA Networks SG&A expense decreased $13 primarily due to:

•	decreases in selling and marketing expenses in our Asia Pacific region; and
•	the ongoing focus on efficiencies and cost reduction activities; partially offset by
•	increased expenses related to our employee bonus plan.
CDMA Networks R&D expense decreased $6 primarily due to:

•	reduced spending due to project timing and completions; partially offset by
•	incremental investment in targeted new programs;
•	increased expenses related to our employee bonus plan; and
•	unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

2004 vs. 2003
CDMA Networks gross margin increased by approximately 0.8 percentage points (while gross profit decreased $61) primarily due to:

•	improvement in cost structure; partially offset by
•	pricing pressures on certain of our products due to increased competition for service provider customers; and
•	unfavorable product mix associated with increased sales of our next-generation products which typically have lower gross margins in the early stages of product evolution.
CDMA Networks SG&A expense increased $5 primarily due to:

•	increases in employee related expenses; partially offset by
•	lower bad debt expense in 2004.
CDMA Networks R&D expense increased $50 primarily due to:

•	continued investment in the development of new products; and
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

GSM and UMTS Networks

Revenues
The following chart summarizes recent quarterly revenues for GSM and UMTS Networks:

2005 vs. 2004
GSM and UMTS Networks revenues increased 16% driven by growth in both our GSM and UMTS solutions.
Revenues from GSM solutions increased significantly due primarily to a substantial increase in Asia Pacific (due primarily to the BSNL contract described under “Developments in 2005 and 2006 — Significant Business Developments — Bharat Sanchar Nigam Limited Contract”) and substantial increases in EMEA and CALA partially offset by a significant decrease in the U.S. and a substantial decrease in Canada due primarily to industry consolidation which in the U.S. caused the loss of a contract and reduced customer spending due to a mature installed base of GSM solutions. Revenues from UMTS solutions increased substantially in the U.S., EMEA and Asia Pacific.

2004 vs. 2003
GSM and UMTS Networks revenues increased 28% in 2004 compared to 2003. GSM and UMTS solutions revenues increased substantially across all regions due to new contracts in certain regions as new service providers entered the market.

Management EBT
Management EBT for the GSM and UMTS Networks segment increased by $193 in 2005 compared to 2004 and decreased by $35 in 2004 compared to 2003 as a result of the items discussed below.

2005 vs. 2004
GSM and UMTS Networks gross margin remained essentially flat (while gross profit increased $101) primarily due to:

•	estimated project loss of approximately $148 in 2005 compared to an estimated project loss of $160 in 2004 related to our contract in India with BSNL;
•	a decrease in contract-related costs including a reduction in losses incurred from customer trials in the second quarter of 2004 not repeated in 2005; and
•	continued improvements in our cost structure primarily as a result of lower material pricing; substantially offset by
•	pricing pressures on certain of our products due to increased competition for service provider customers.
GSM and UMTS Networks SG&A expense decreased $12 primarily due to:

•	the impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; and
•	decreases in employee related expenses; partially offset by
•	increased expenses related to our employee bonus plan.
GSM and UMTS Networks R&D expense decreased $53 primarily due to:

•	the impact of lower spending on certain R&D initiatives; partially offset by
•	increased expenses related to our employee bonus plan; and
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.
GSM and UMTS Networks other items expense decreased $27 primarily due to a cash settlement of $17 in connection with the release of an exclusivity commitment agreement which has been recorded as a gain in other income (expense).

2004 vs. 2003
GSM and UMTS Networks gross margin decreased by approximately 6.6 percentage points (while gross profit increased $30) primarily due to:

•	an estimated project loss of approximately $160 related to our contract with BSNL in India recognized in 2004;
•	pricing pressures on certain of our products due to increased competition for service provider customers; and
•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; partially offset by
•	continued improvements in our cost structure primarily as a result of lower material pricing.
GSM and UMTS Networks SG&A expense increased $48 primarily due to:

•	increases in employee related expenses;
•	net trade and customer financing receivable recoveries in 2003 not repeated in 2004; and
•	unfavorable foreign exchange rate impacts associated with the strengthening of the euro and British pound against the U.S. dollar.
GSM and UMTS Networks R&D expense increased $4 primarily due to:

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar;
•	continued investment in the development of new UMTS products; and
•	acceleration of programs to increase the feature content in our GSM product offering.

Enterprise Networks

Revenues
The following chart summarizes recent quarterly revenues for Enterprise Networks:

2005 vs. 2004
Enterprise Networks revenues increased 12% primarily due to revenues from our acquisition of PEC in the second quarter of 2005 and a significant increase in circuit and packet voice solutions; partially offset by a slight decrease in the data networking and security solutions.
Revenues from circuit and packet voice solutions increased significantly in the U.S., EMEA (in both regions primarily due to the recognition of previously deferred revenues upon deployment of a software upgrade) and CALA, were higher in Asia Pacific and decreased in Canada. Revenues from data networking and security solutions decreased substantially in CALA and significantly in EMEA and Asia Pacific, partially offset by significantly higher revenues in the U.S. and substantially higher revenues in Canada.

2004 vs. 2003
Enterprise Networks revenues decreased 10% in 2004 compared to 2003 due to a significant decrease in circuit voice solutions and a slight decrease in the data networking and security solutions partially offset by an increase in packet voice solutions.
Revenues from circuit voice solutions decreased significantly primarily due to a substantial decrease in circuit switching and interactive voice response solutions primarily in the U.S. This substantial decrease in revenues was primarily a result of the release of certain software, including in connection with the general availability of Succession 3.0 in the fourth quarter of 2003. The general availability of this software triggered the recognition of associated revenues deferred from prior periods, resulting in a net increase in revenues of $150 in 2003 ($300 in the fourth quarter of 2003) that did not occur to the same extent in 2004. In addition, revenues from certain products associated with various software upgrade marketing programs initiated in 2004 did not meet the criteria for revenue recognition in 2004 and were deferred to future periods. This decrease across all regions primarily associated with our packet voice solutions.
Revenues associated with data networking and security solutions decreased slightly primarily due to a decline in revenues associated with our legacy routing portfolio and associated declines in new service contracts and service contract renewals. We also experienced a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition. In addition, in 2003, we recognized revenues of approximately $60 compared with revenues of approximately $30 in 2004, primarily in the U.S., associated with the delivery of certain data switch upgrades. These declines were partially offset by growth from improved market penetration of certain new products.

Management EBT
Management EBT for the Enterprise Networks segment increased by $14 in 2005 compared to 2004 and decreased by $106 in 2004 compared to 2003 primarily as a result of the items discussed below.

2005 vs. 2004
Enterprise Networks gross margin decreased by approximately 2.0 percentage points (while gross profit increased $82) primarily due to:

•	pricing pressures on our data products due to increased competition for enterprise customers primarily in EMEA and Asia Pacific; and
•	increased warranty costs during the second half of 2005; partially offset by
•	higher sales volumes of software upgrades that typically have higher margins; and
•	continued improvements in our cost structure primarily as a result of lower material pricing.
Enterprise Networks SG&A expense increased $51 primarily due to:

•	increases in sales and marketing expenses primarily related to our PEC acquisition;
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar;
•	increased expenses related to our employee bonus plan;
•	an increase in bad debt expense; and
•	increases in employee related expenses; partially offset by
•	the continued impact of our workforce reductions.
Enterprise Networks R&D expense increased $28 primarily due to:

•	timing of recognition of certain software development costs;
•	increased expenses related to our employee bonus plan; and
•	acceleration of R&D programs related to IP technologies; partially offset by
•	more effectively prioritizing investment in data products and increased outsourcing to third parties of certain R&D functions.

2004 vs. 2003
Enterprise Networks gross margin increased by approximately 1.1 percentage points (while gross profit decreased $89) primarily due to:

•	continued improvements in our cost structure primarily as a result of lower material pricing; and
•	lower warranty costs as a result of improved product quality; partially offset by
•	pricing pressures on certain of our products due to increased competition for enterprise customers; and
•	lower sales volumes of software upgrades that typically have higher margins.
Enterprise Networks SG&A expense increased $29 primarily due to:

•	increases in sales and marketing expenses; and
•	increases in employee related expenses; partially offset by
•	the continued impact of our workforce reductions.
Enterprise Networks R&D expense decreased $11 primarily due to:

•	effectively prioritizing investment in data products and increased outsourcing activity; partially offset by
•	acceleration of R&D programs related to IP technologies.

Other

Management EBT
Other Management EBT decreased by $290 in 2005 compared to 2004 and decreased by $207 in 2004 compared to 2003 primarily as a result of the items discussed below.

2005 vs. 2004
Other segment SG&A expense increased $244 primarily due to:

•	costs associated with our internal control remedial measures, investment in our finance processes and restatement related activities;

•	expenses incurred in the fourth quarter of 2005 related to our agreement to reimburse Mr. Zafirovski for his settlement with Motorola and increased costs associated with the departure of senior executives;
•	net trade receivable recoveries realized primarily in the second half of 2004 not repeated in 2005; and
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar; partially offset by
•	cost savings associated with our 2004 Restructuring Plan and cost containment initiatives;
•	lower stock based compensation in 2005 due to the RSU expense incurred in the first quarter of 2004 that was not repeated in 2005 as the program was terminated in 2005.

Other segment R&D expense increased by $38 primarily due to increases in employee related expenses and unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar, partially offset by savings associated with our 2004 Restructuring Plan.

2004 vs. 2003
Other segment SG&A expense increased $108 primarily due to:

•	costs associated with our restatement activities and additional investment in our finance organization;
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar; and
•	an increase in stock based compensation in 2004 which was not allocated to our segments; partially offset by
•	a reduction in our employee return to profitability and regular bonus plans.
Other segment R&D expense decreased by $13 primarily due to a reduction in our employee bonus programs, partially offset by an increase in stock based compensation.
Other segment other items expense increased by $118 primarily due to:

•	gains related to the sale of our interest in EADS Telecom in conjunction with the changes in ownership of our French and German operations in 2003 not repeated in 2004;
•	losses related to changes in fair value of derivative financial instruments that do not meet the criteria for hedge accounting compared to a gain in 2003; and
•	a decrease in interest income.
Results of Operations — Discontinued Operations
In 2005, we recorded net earnings from discontinued operations (net of tax) of $1.
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
In 2003, we recorded net earnings from discontinued operations of $183 (net of tax) primarily related to a number of transactions in 2003 as well as gains of $68 associated with provision reassessments as follows:

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

Following the March 2003 Arris Group transactions, we reduced our interest in Arris Group to 18.8%, and ceased equity accounting for the investment. As a result, we reclassified our remaining ownership interest in Arris Group as an available-for-sale investment within continuing operations effective in the second quarter of 2003. We continued to dispose of our interest in Arris Group in 2004 and 2003 and the gain or loss on the sale of shares subsequent to the first quarter of 2003 was included in other income (expense) — net. We sold 9 million common shares of Arris Group on November 24, 2003 and 1.8 million shares on March 10, 2004. During the year ended December 31, 2005, we sold our remaining 3.2 million common shares of Arris Group. As a result, we no longer hold any equity interest in Arris Group.
For additional information, see “Discontinued operations” in note 20 of the accompanying audited consolidated financial statements and “Other income (expense) — net”.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents excluding restricted cash decreased $734 during 2005 to $2,951 as of December 31, 2005, primarily due to cash payments of $651, net of cash acquired, relating to our acquisitions of PEC and LG-Nortel, expenditures for plant and equipment of $258, and an outflow from operations of $180 which included cash payments for restructuring of $293 and payments of approximately $180 for pension funding, partially offset by cash proceeds of $470 primarily due to the transfer of manufacturing assets to Flextronics and the sale of certain investments. Fluctuations in foreign exchange rates resulted in a $102 reduction in cash and cash equivalents in 2005.
The following table summarizes our cash flows by activity and cash on hand as of December 31:

	For the Years Ended
	December 31,

	2005	2004	2003

Net cash from (used in) operating activities of continuing operations	$(180)	$(179)	$(140)
Net cash from (used in) investing activities of continuing operations	(425)	(138)	145
Net cash from (used in) financing activities of continuing operations	(60)	(110)	(359)
Effect of foreign exchange rate changes on cash and cash equivalents	(102)	88	176

Net cash from (used in) continuing operations	(767)	(339)	(178)
Net cash from (used in) operating activities of discontinued operations	33	22	149
Net cash from (used in) investing activities of discontinued operations	—	—	241

Net increase (decrease) in cash and cash equivalents	(734)	(317)	212
Cash and cash equivalents at beginning of period	3,685	4,002	3,790

Cash and cash equivalents at end of period	$2,951	$3,685	$4,002

Operating activities
In recent years our operating results have produced negative cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue, the continued negative impact on gross margin due to competitive pressures and other factors discussed throughout our MD&A. In addition we have made significant payments related to our restructuring programs and pension plans.
In 2005, our cash flows used in operating activities were $180 due to net loss from continuing operations of $2,576, less adjustments of $217 related to the net change in our operating assets and liabilities plus net adjustments of $2,613 for non-cash and other items.
In 2005, the primary adjustments to our net earnings from continuing operations for non-cash and other items were shareholder litigation settlement expense of $1,899, amortization and depreciation of $302, substantially all of which was depreciation, and stock option expense of $88. In 2006, amortization and depreciation is expected to be slightly lower due to the sale of certain assets and stock option expense is expected to be higher than in 2005 due to the planned issuance of stock options in 2006 as part of our employee stock option plans.

In 2004, our cash flows used in operating activities were $179 due to a net loss from continuing operations of $256, plus adjustments of $732 for non-cash and other items less $655 related to the change in our operating assets and liabilities.
In 2004, the primary adjustments to our net loss from continuing operations for non-cash and other items were amortization and depreciation of $340, substantially all of which was depreciation, and stock option expense of $77. In addition, other adjustments included deferred income taxes, gain on sale of businesses and assets and other items, partially offset by foreign exchange impacts on long-term assets and liabilities, accounted for the remaining $315.

Changes in Operating Assets and Liabilities
In 2005, the use of cash of $217 relating to the net change in our operating assets and liabilities was primarily due to restructuring outflows, other changes in operating assets and liabilities, supplemental pension funding and $312 decrease in cash flows associated with our working capital performance as discussed further below under “Working capital metrics”. This was partially offset by collection of cash proceeds of approximately $76 from the sale of certain customer financing notes receivable. We had cash outflows for restructuring activities of $293 related to our 2004 and 2001 Restructuring Plan and approximately $180 for pension funding.
Other changes in operating assets and liabilities included the following:

•	income tax payments of $48 in 2005 compared to $40 in 2004 primarily due to an increase in taxable income in certain taxable jurisdictions; and
•	an increase of $540 from other changes in operating assets and liabilities primarily due to the shareholder litigation settlement provision of $575.
In 2004, the use of cash of $655 relating to the change in our operating assets and liabilities was primarily due to changes in accounts receivable, inventories and accounts payable, restructuring outflows, supplemental pension funding and other changes in assets and liabilities partially offset by collection of long term or customer financing receivables. This included a $648 reduction in cash flows associated with accounts receivable, inventories and accounts payable as discussed further under “working capital metrics” below.
In 2004, we received cash proceeds of approximately $147 from the sale of certain customer financing notes receivable and convertible notes receivable. We had cash outflows for restructuring activities of $254 primarily related to our 2001 Restructuring Plan and approximately $140 in supplemental pension funding cash outflows to contribute to the reduction of our pension deficit. Other significant operating items included payments of approximately $280 in the first quarter of 2004 associated with our employee bonus plan and restricted stock unit program based on 2003 performance. In 2004, we had increase in cash of $560 from other changes in operating assets and liabilities primarily due to an increase in liabilities, including the deferred revenue.
We expect to pay $575 in cash related to the Proposed Class Action Settlement. The cash amount bears interest commencing March 23, 2006 at a prescribed rate and is to be placed in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Proposed Class Action Settlement. Such cash payments would relate only to the encompassed actions and would not relate to certain ERISA and derivative actions and the ongoing regulatory and criminal investigations. On March 17, 2006, we announced that we and the lead plaintiffs reached an agreement on the related insurance and corporate governance matters including our insurers agreeing to pay $228.5 in cash towards the settlement and us agreeing with our insurers to certain indemnification obligations. On April 3, 2006, the insurance proceeds were placed into escrow by the insurers. We believe that these indemnification obligations would be unlikely to materially increase our total cash payment obligations under the Proposed Class Action Settlement. The insurance payments would not reduce the amounts payable by us. For more information, see “Developments in 2005 and 2006 — Proposed Class Action Settlement”. We expect cash contributions for pension funding for the full year 2006 to be approximately $335, including a portion related to a pension funding agreement in the United Kingdom that requires additional contributions through April 2007. We are currently in discussions with the Trustee of the United Kingdom pension plan to establish a long-term funding agreement which would increase the level of 2006 contributions. In addition, we expect cash outflows of approximately $110 for the full year 2006 related to both our 2001 Restructuring Plan and 2004 Restructuring Plan, and payments related to our employee bonus program in 2006 based on our 2005 performance. For the full year 2006, we expect to generate minimal cash from the sale of customer financing receivables.

Working capital metrics
Working capital for each segment is primarily managed by our regional finance organization which manages accounts receivable performance and by our global operations organization which manages inventory and accounts payable.

	2005	2004	2003

Days sales outstanding in accounts receivable	86	90	74
Net inventory days	132	152	92
Days of purchases outstanding in accounts payable	58	63	45

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
DSO decreased by approximately 4 days as of December 31, 2005 compared to December 31, 2004 due to an increase of approximately 6 days as a result of the transfer of an estimated $238 of receivables from LG to LG-Nortel with minimal corresponding revenue impact; more than offset by an overall decrease of approximately 10 days primarily as a result of factors other than LG-Nortel. In 2006, we expect to focus on improving our collections process; however, we expect to experience fluctuations in collections performance in individual quarters.
DSO increased as of December 31, 2004 compared to December 31, 2003 primarily due to reduction in accounts receivable securitization, increase in deferred revenues, one-time recognition of $300 of deferred revenue in our Enterprise Networks segment in 2003, and reduced focus on collection activities particularly in the first half of 2004, due to our restatement activities. Also contributing to the average increase of DSO was increased CDMA Networks and GSM and UMTS Networks revenues from a large number of contracts involving progress billing, due to significant portions of collections occurring upon project completion.
Net inventory days, or NID, is a metric that approximates the average number of days from procurement to sale of our product. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days. Finished goods inventory includes certain direct and incremental costs associated with arrangements where title and risk of loss was transferred to the customer but revenue was deferred due to other revenue recognition criteria not being met. As of December 31, 2005, 2004, these deferred costs totaled $2,014 and $1,512, respectively.
NID decreased by approximately 20 days as of December 31, 2005 compared to December 31, 2004 primarily due to lower inventory levels as a result of outsourcing of our manufacturing operations to Flextronics partially offset by increased deferred costs associated with deferred revenues. In 2006, we expect that NID will fluctuate from quarter to quarter as future cost of sales and inventory levels fluctuate due in part to the movement in the deferred costs associated with deferred revenues.
NID increased as of December 31, 2004 compared to December 31, 2003 primarily due to an increase in deferred costs associated with deferred revenues, and an increase in inventory to meet new contract requirements, particularly in Asia Pacific for Wireless projects, including BSNL.
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
DPO decreased by approximately 5 days as of December 31, 2005 compared to December 31, 2004 due to a transfer of accounts payable from LG to LG-Nortel without a corresponding cost of revenue impact. The increase in DPO was more than offset by the stabilization of adhering to standard contract terms of 60 days across our supplier base and process improvement for paying our suppliers.
DPO increased by approximately 18 days as of December 31, 2004 compared to December 31, 2003 as we placed additional focus on establishing competitive payment terms with our suppliers and improving the processing of payments to match payment terms.

Investing activities
In 2005, cash flows used in investing activities were $425 and were primarily due to payments of $651 for acquisitions of investments and businesses, net of cash acquired, including $423 relating to the acquisition of PEC and $155 relating to our contribution to LG-Nortel, and $258 for the purchase of plant and equipment, which were partially offset by proceeds of $470 on the sale of assets including net proceeds of $334 related to the transfer of certain manufacturing assets to Flextronics and $136 from the sale of certain investments and businesses which we no longer considered strategic including $27 related to the sale of our remaining common shares of Arris Group, $45 related to the sale of our investment in Axtel, $25 related to the sale of our interest in VoltDelta and $20 related to the sale of short-term investments. We also received proceeds of $10 from the sale of plant and equipment.
In 2004, cash flows used in investing activities were $138 and were primarily due to net expenditures of $276 on plant and equipment and $5 associated with acquisitions of certain investments and businesses. These amounts were partially offset by proceeds of $150 from the sale of certain investments and businesses which we no longer considered strategic, including $80 from the sale of certain assets in CALA, $17 related to the sale of the common shares of Arris Group and $33 related to the sale of the common shares of Entrust.

Financing activities
In 2005, cash flows used in financing activities were $60 and were primarily from dividends of $43 primarily paid by NNL on its outstanding preferred shares, a repayment of capital leases payable of $10 and a net reduction of our notes payable by $13. These amounts were partially offset by $6 of proceeds from the issuance of Nortel Networks Corporation common shares from the exercise of stock options.
In 2005, our cash decreased $102 compared to an increase of $88 in 2004, due to unfavorable effects of changes in foreign exchange rates primarily of the euro and the British pound against the U.S. dollar.
In 2005, cash flows from our discontinued operations were $33 primarily related to the collection of customer financing receivables in 2005.
In 2004, cash flows used in financing activities were $110 and were primarily due to $107 used to reduce our long-term debt, a repayment of capital leases payable of $9 and dividends of $33 paid by NNL related to its outstanding preferred shares. These amounts were partially offset by $31 of proceeds from the issuance of Nortel Networks Corporation common shares from the exercise of stock options and an increase in our notes payable by a net amount of $8. The reduction of our long-term debt was primarily due to the extinguishment of debt of $87 related to the purchase of land and two buildings in the U.S. that were previously leased by us.
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
Future Uses and Sources of Liquidity
The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the “Risk Factors” section in this report.
Future Uses of Liquidity
As of December 31, 2005, our cash requirements for the next 12 months are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	repayment of $150 of notes due in June 2006;
•	costs in relation to the restatement and remedial measure activities, regulatory and other legal proceedings, including the proposed $575 cash payment payable by NNC related to the Proposed Class Action Settlement. The cash amount bears interest commencing March 23, 2006 at a prescribed rate and is to be held in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Proposed Class Action Settlement. In addition, the resolution of other matters not encompassed by the Proposed Class Action Settlement, including regulatory matters, is uncertain and we may be subject to substantial additional payments, judgments, settlements, fines or penalties;
•	capital expenditures of approximately $380;
•	pension and post-retirement and post-employment benefit funding of approximately $372;
•	costs related to workforce reduction and other restructuring activities of approximately $110;
•	investment in certain businesses including approximately $100 for the acquisition of Tasman Networks paid in February 2006; and
•	our finance transformation project which will include, among other things, implementing SAP to provide an integrated global financial system.

In addition, the 2006 Credit Facility of $1,300 due in February 2007 is subject to acceleration until such time that we obtain a waiver for defaults under the 2006 Credit Facility. Any inability to refinance the 2006 Credit Facility would adversely affect our liquidity. Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws. As well, we expect to be required to fund some portion of our aggregate undrawn customer financing commitments as further described below.

Contractual cash obligations

	Payments Due
							Total
Contractual Cash Obligations(a)	2006	2007	2008	2009	2010	Thereafter	Obligations

Long-term debt(b)(d)	$1,446	$19	$1,815	$15	$15	$575	$3,885
Operating leases(c)	98	91	74	51	59	340	713
Purchase obligations	320	56	10	—	—	—	386
Outsourcing contracts	29	17	17	14	—	—	77
Obligations under special charges	71	52	45	40	41	200	449
Pension, post-retirement and post- employment obligations	372	—	—	—	—	—	372
Other long-term liabilities reflected on the balance sheet	8	10	8	2	4	30	62

Total contractual cash obligations	$2,344	$245	$1,969	$122	$119	$1,145	$5,944

(a)	Amounts represent our known, undiscounted, minimum contractual payment obligations under our long-term obligations and include amounts identified as contractual obligations in current liabilities of the accompanying audited consolidated financial statements as of December 31, 2005.
(b)	Includes principal payments due on long-term debt and $219 of capital lease obligations. As described in note 12 to the accompanying audited consolidated financial statements, we have entered into certain interest rate swap contracts which swap fixed rate payments for floating rate payments and therefore, interest payments are not included in the above table. For additional information, also see note 11 “Long-term debt, credit and support facilities” to the accompanying audited consolidated financial statements.
(c)	For additional information, see note 14, “Commitments”, to the accompanying audited consolidated financial statements.

(d)	On February 14, 2006, we entered into a new one-year credit facility in the aggregate principal amount of $1,300. This facility was drawn down in the full amount on February 14, 2006 to repay our outstanding $1,275 aggregate principal amount of NNL’s 6.125% Notes due February 15, 2006 shifting $1,300 of contractual cash obligations from 2006 to, at the latest, February 2007.

Purchase obligations
Purchase obligation amounts in the above table represent the minimum obligation under our supply arrangements related to product and/or services entered into in the normal course of our business. Where the arrangement specifies quantity, pricing and timing information, we have included that arrangement in the amounts presented above. In certain cases, these arrangements define an end date of the contract, but do not specify timing of payments between December 31, 2005 and the end date of the agreement. In those cases, we have estimated the timing of the payments based on forecasted usage rates.
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
As part of our agreement with Flextronics regarding the divestiture of substantially all of our remaining manufacturing operations, Flextronics has the ability in certain cases to exercise rights to sell back to us certain inventory and equipment after the expiration of a specified period (of up to fifteen months) following each respective closing date. We do not expect such rights to be exercised with respect to any material amount of inventory and/or equipment.

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

Obligations under special charges
Obligations under special charges in the above table reflect undiscounted amounts related to contract settlement and lease costs and are expected to be substantially drawn down by the end of 2013. Balance sheet provisions of $24 for workforce reduction costs, included in restructuring in current liabilities in the accompanying audited consolidated financial statements, have not been reflected in the contractual cash obligations table above.

Pension and post-retirement obligations
During 2005, we made cash contributions to our defined benefit pension plans of $180 and to our post-retirement benefit plans of $31. In 2006, we expect to make cash contributions of approximately $335 to our defined benefit pension plans, including a portion related to a pension funding agreement in the United Kingdom that requires additional contributions through April 2007 and approximately $20 to our post-retirement benefit plans. We are currently in discussions with the Trustee of our pension plan in the United Kingdom to establish a long-term funding agreement which would increase the level of 2006 contributions.

Other long-term liabilities reflected on the balance sheets
Other long-term liabilities reflected on the balance sheets relate to asset retirement obligations and deferred compensation accruals. Payment information related to our asset retirement obligations has been presented based on the termination date after the first renewal period of the associated lease contracts. Payment information related to our deferred compensation accruals has been presented based on the anticipated retirement dates of the employees participating in the programs.

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

	December 31,

	2005	2004

Drawn and outstanding — gross	$51	$118
Provisions for doubtful accounts	(35)	(38)

Drawn and outstanding — net(a)	16	80
Undrawn commitments	50	69

Total customer financing	$66	$149

(a)	Includes short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.

During the years ended December 31, 2005 and 2004, we recorded net customer financing bad debt expense (recovery) of $4 and ($45), respectively, as a result of settlements and adjustments to other existing provisions. The recoveries and expense were included in the consolidated statements of operations within SG&A expense.
During the years ended December 31, 2005 and 2004, we entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, we received cash consideration of approximately $112 ($36 of the proceeds was included in discontinued operations) and $147, respectively, to settle outstanding receivables of approximately $102 and $254 with net carrying value of $101 ($33 of the net carrying value was included in discontinued operations) and $75 for the years ended December 31, 2005 and 2004, respectively.
On December 10, 2004, we entered into an agreement to restructure and/or settle customer financing receivables with a certain customer. As a result of this transaction, we received cash consideration of approximately $16 and a deferred senior unsecured note of $33 (net carrying value of nil) to settle the outstanding receivables of approximately $118 with a net carrying value of nil.
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
During 2005, we reduced undrawn customer financing commitments by $19 ($8 relating to a variable interest entity, or VIE, which we began consolidating effective April 1, 2005) primarily as a result of the expiration or cancellation of commitments and changing customer business plans. As of December 31, 2005, all undrawn commitments were available for funding under the terms of our financing agreements.

Acquisitions
On February 24, 2006, we acquired Tasman Networks, an established networking company that provides a portfolio of secure enterprise routers, for $99.5 in cash.
As part of the LG-Nortel joint venture agreement, LG will be entitled to payments from us over a two-year period up to a maximum of $80 based on achievement by LG-Nortel of certain business goals.
Future Sources of Liquidity
As of December 31, 2005 our primary source of liquidity was cash and we expect this to continue throughout 2006. Based on past performance and current expectations we do not expect our operations to generate significant cash flow in 2006. In addition, in 2006, we expect our continued transfer of certain manufacturing assets to Flextronics, and the sale of other non-core assets to continue to be a source of cash at similar levels as in 2005. We believe our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business Overview — Our Strategy”), fund our investments and meet our customer commitments for at least the 12 month period commencing December 31, 2005, including the cash expenditures outlined in our future uses of liquidity. Our ability to generate sustainable cash from operations will be dependent on our ability to generate profitable revenue streams and reduce our operating expenses. If capital spending by our customers changes from what we currently expect, our revenues and cash flows may be materially lower and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. In making this statement, we have not assumed the need to make any payments in respect of fines or other penalties or judgments or settlements in connection with our pending civil litigation not encompassed by the Proposed Class Action Settlement or regulatory or criminal investigations related to the restatements, which could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees and expenses.
The Proposed Class Action Settlement, if finalized and approved, will have a material impact on our liquidity as a result of the proposed $575 cash payment. The cash amount bears interest commencing March 23, 2006 at a prescribed rate and is to be placed in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Proposed Class Action Settlement. We also expect that the proposed issuance of 628,667,750 Nortel Networks Corporation common shares (representing 14.5% of our equity as of February 7, 2006) will result in a significant dilution of existing equity positions and may adversely affect our ability to finance using equity and equity related securities in the future. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Proposed Class Action Settlement would be adjusted accordingly. The Proposed Class Action Settlement is subject to several conditions. In addition, we continue to be subject to significant regulatory and criminal investigations which could materially adversely affect our business, results of operations, financial condition and liquidity by requiring us to pay substantial fines or other penalties or settlements or by limiting our access to capital market transactions.
Our ability and willingness to access the capital markets is based on many factors including market conditions and our overall financial objectives. Currently, our ability is limited by our and NNL’s credit ratings, the findings of the Independent Review, the Third Restatement and related matters. Although we have obtained a new one year credit facility in the aggregate principal amount of $1,300 to refinance the maturing $1,275 Notes paid on February 15, 2006, we can provide no assurance that any future long-term capital markets transactions will be completed on favorable terms, or at all. We are currently in breach of our obligations under the 2006 Credit Facility and the EDC Support Facility, see “Restatements; Nortel Networks Audit Committee Independent Review; Material Weaknesses; Related Matters — Third Restatement”. We are currently in discussions with our lenders under the 2006 Credit Facility and with EDC under the EDC Support Facility to negotiate waivers related to the Third Restatement and the delay in filing this report and the anticipated delay in filing our 2006 First Quarter Report. Although we expect to reach an agreement with the lenders and EDC with respect to the terms of an acceptable waiver, there can be no assurance that we will receive such waivers. We and NNI agreed to a demand right exercisable at any time after May 31, 2006 pursuant to which we will be required to take all reasonable actions to issue senior unsecured debt securities in the capital markets to repay the 2006 Credit Facility. Any inability to refinance the 2006 Credit Facility would adversely affect our liquidity. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed or that liquidity generating transactions, that we will be able to the finance the 2006 Credit Facility or that financings will be available to us on acceptable terms, or at all.
We cannot predict the timing of developments relating to the above matters. See the “Risk Factors” section of this report.
We expect to receive the remainder in 2006 of the revised total range of gross proceeds of approximately $575 to $625 from the Flextronics transaction, which is expected to be partially offset by cash outflows attributable to direct transaction costs and other costs associated with the transaction. See “Business Developments in 2005 and 2006 — Significant Business Developments — Evolution of Our Supply Chain Strategy”.

Credit facilities
As of December 31, 2005, we had no material credit facilities in place. On February 14, 2006, we entered into a new one-year credit facility in the aggregate principal amount of $1,300, or the 2006 Credit Facility. This new facility consists of (i) a senior secured one-year term loan facility in the amount of $850, or Tranche A Term Loans, and (ii) a senior unsecured one-year term loan facility in the amount of $450, or Tranche B Term Loans.
The Tranche A Term Loans are secured equally and ratably with NNL’s obligations under the $750 support facility with Export Development Canada, or the EDC Support Facility, by a lien on substantially all of the U.S. and Canadian assets of NNL and the U.S. assets of NNI. The Tranche A Term Loans are also secured equally and ratably with NNL’s obligations under the EDC Support Facility and the 2023 Bonds by a lien on substantially all of the U.S. and Canadian assets of NNC. The Tranche A Term Loans and Tranche B Term Loans are also guaranteed by NNC and NNL and NNL’s obligations under the EDC Support Facility are also guaranteed by NNC and NNI, in each case until the maturity or prepayment of the 2006 Credit Facility. The 2006 Credit Facility, which will mature in February 2007, was drawn down in the full amount on February 14, 2006 and we used the net proceeds primarily to repay the outstanding $1,275 aggregate principal amount of NNL’s 6.125% Notes on February 15, 2006. We and NNI agreed to a demand right exercisable at any time after May 31, 2006 pursuant to which we would be required to take all reasonable actions to issue senior unsecured debt securities in the capital markets to repay the 2006 Credit Facility.
The Tranche A Loans contain financial covenants that require that we achieve Adjusted EBITDA of not less than $850, $750, $850 and $900 for the twelve-month period ending March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively. Adjusted EBITDA is generally defined as consolidated earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other one-time charges and gains.
Both the Tranche A Term Loans and the Tranche B Term Loans contain a covenant that our consolidated unrestricted cash and cash equivalents must at all times be equal or greater than $1,000. In addition, the 2006 Credit Facility contains covenants that limit our ability to create liens on our assets and the assets of substantially all of our subsidiaries in excess of certain baskets and permitted amounts, limit our ability and the ability of substantially all of our subsidiaries to merge, consolidate or amalgamate with another person. Payments of dividends on our outstanding preferred shares of NNL and payments under the Proposed Class Action Settlement are permitted. NNI is required to prepay the facility in certain circumstances, including in the event of certain debt or equity offerings or asset dispositions of collateral by NNC, NNL or NNI.
At our option, loans bear interest based on the “Base Rate” (defined as the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1% and the prime commercial lending rate of JPMorgan Chase Bank, N.A., established from time to time) or the reserve-adjusted London Interbank Offered Rate, or LIBOR, plus the Applicable Margin. The “Applicable Margin” is defined as 225 basis points in the case of Tranche A Term Loans that are LIBOR loans (125 basis points if such Tranche A Term Loans are Base Rate loans) and 300 basis points in the case of Tranche B Term Loans that are LIBOR loans (200 basis points if such Tranche B Term Loans are Base Rate loans). The Tranche A Loans initially as of February 14, 2006 bear interest at 6.875% while the Tranche B Loans initially as of February 14, 2006 bear interest at 7.625%.
As a result of the delayed filing of this report with the SEC, an event of default occurred under the 2006 Credit Facility. As a result of this and certain other related breaches, lenders holding greater than 50% of each tranche under the 2006 Credit Facility have the right to accelerate such tranche, and lenders holding greater than 50% of all of the secured loans under the 2006 Credit Facility have the right to exercise rights against certain collateral. The entire $1,300 under the 2006 Credit Facility is currently outstanding. We are currently in discussions with our lenders under the 2006 Credit Facility to negotiate waivers related to the Third Restatement and the delay in filing this report and the anticipated delay in filing our 2006 First Quarter Report. Although we expect to reach an agreement with the lenders with respect to the terms of an acceptable waiver, there can be no assurance that we will receive such waivers.

Available support facility
On February 14, 2003, NNL entered into the EDC Support Facility. As of December 31, 2005, the facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments, of which $142 was outstanding; and
•	$450 of uncommitted support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $20 was outstanding.
On May 31, 2005, NNL obtained a permanent waiver from EDC of certain defaults and related breaches under the EDC Support Facility relating to the First and Second Restatement and the related delayed filings and revisions to our and NNL’s prior financial results by NNL under the EDC Support Facility.
Effective October 24, 2005, NNL and EDC entered into an amendment of the EDC Support Facility, or the EDC Amendment, that maintained the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments, and the extension of the maturity date of the EDC Support Facility for an additional year to December 31, 2007. The EDC Amendment modified the facility by combining the two previously uncommitted tranches under the EDC Support Facility (one for performance bonds or similar instruments and one for receivables sales and securitizations) into a single $450 uncommitted revolving general purpose tranche to support our receivables sales, securitizations and performance bonds issuance.
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
In connection with the EDC Amendment, each of the guarantee and security agreements previously guaranteeing or securing the obligations of Nortel and its subsidiaries under the EDC Support Facility and Nortel’s public debt securities were terminated and the assets of Nortel and its subsidiaries pledged under the security agreements were released in full. EDC also agreed to provide future support under the EDC Support Facility on an unsecured basis and without the guarantees of NNL’s subsidiaries provided that should NNL or its subsidiaries incur or guarantee certain indebtedness in the future above agreed thresholds of $25 in North America and $100 outside of North America, equal and ratable security and/or guarantees of NNL’s obligations under the EDC Support Facility would be required at that time.
Effective February 14, 2006, NNL’s obligations under the EDC Support Facility became equally and ratably secured with the 2006 Credit Facility and the 2023 Bonds by a pledge of substantially all of the U.S. and Canadian assets of NNC and NNL and the U.S. assets of NNI in accordance with the terms of the EDC Support Facility. NNL’s obligations under the EDC Support Facility also were guaranteed by NNC and NNI at such time. These guarantees and security agreements will terminate when the 2006 Credit Facility is repaid.
As a result of the delayed filing of this report with the SEC and other related breaches, EDC has the right to refuse to issue additional support and terminate its commitments under the $750 support facility, or the EDC Support Facility, or require that NNL cash collateralize all existing support. As of April 14, 2006, there was approximately $162 of outstanding support under the EDC Support Facility. We are currently in discussions with EDC under the EDC Support Facility to negotiate waivers related to the Third Restatement and the delay in filing this report and the anticipated delay in filing our 2006 First Quarter Report. Although we expect to reach an agreement with EDC with respect to the terms of an acceptable waiver, there can be no assurance that we will receive such waivers.
For information related to our outstanding public debt, see “Long-term debt, credit and support facilities” in note 11 of the accompanying audited consolidated financial statements. For information related to our debt ratings, see “Credit Ratings” below. See the “Risk Factors” section of this report for factors that may affect our ability to comply with covenants and conditions in our EDC Support Facility in the future.

Shelf registration statement and base shelf prospectus
In 2002, we and NNL filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of December 31, 2005, approximately $1,700 under the shelf registration statement and base shelf prospectus had been utilized. As of June 6, 2004, the Canadian base shelf prospectus expired. As a result of the delayed filing of our Exchange Act reports with the SEC due to the multiple restatements and revisions to our and NNL’s prior financial results, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months. See the “Risk Factors” section in this report.
Credit Ratings

Rating on Long-Term Debt
	Issued or Guaranteed by	Rating on Preferred
	Nortel Networks Limited/	Shares Issued by Nortel
Rating Agency	Nortel Networks Corporation	Networks Limited	Last Update

Standard & Poor’s Ratings Service	B-	CCC-	February 8, 2006
Moody’s Investors Service, Inc.	B3	Caa3	February 8, 2006
On June 1, 2005, S&P affirmed its ratings on NNL, including its long-term corporate credit rating at “B-” and its preferred shares rating at “CCC-”. At the same time, the ratings on NNC were removed from credit watch and were assigned a stable outlook. On July 6, 2005, Moody’s confirmed the long-term corporate ratings of NNL at “B3” and the preferred shares at “Caa3” and maintained its negative outlook. The ratings confirmation concluded a ratings review for possible downgrade under effect since April 28, 2004. As a result of the EDC Amendment, on October 27, 2005, both

S&P and Moody’s affirmed its long-term corporate credit ratings of NNL at “B-” long-term and “B3”, respectively. As a result of the Proposed Settlement Agreement, on February 8, 2006, S&P revised its outlook from stable to positive and at the same time affirmed its “B-” long-term and “B-2” short-term corporate credit ratings on NNL. On March 10, 2006, as a result of our announcement of the Third Restatement, S&P placed its ratings on NNL, including the “B-” long-term corporate rating, on creditwatch with negative implications, but indicated that, should we complete our filings by the end of April as expected and absent any further negative consequences of the Third Restatement, S&P would likely affirm the “B-” rating and assign a positive outlook. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.
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
The following table provides information related to these types of bonds as of:

	December 31,	December 31,
	2005	2004

Bid and performance related bonds(a)	$222	$362
Other bonds(b)	44	68

Total bid, performance related and other bonds	$266	$430

(a)	Net of restricted cash and cash equivalents amounts of $36 and $36 as of December 31, 2005 and December 31, 2004, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $31 and $28 as of December 31, 2005 and December 31, 2004, respectively.
The criteria under which bid, performance related and other bonds can be obtained changed due to the industry environment primarily in 2002 and 2001. During that timeframe, in addition to the payment of higher fees, we experienced significant cash collateral requirements in connection with obtaining new bid, performance related and other bonds. Given that the EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 day terms, we will likely need to increase our use of cash collateral to support these obligations beginning on January 1, 2007 absent a further extension of the facility.
Any bid or performance related bonds with terms that extend beyond December 31, 2007 are currently not eligible for the support provided by this facility. See “Liquidity and Capital Resources — Sources of Liquidity — Available support facility” for additional information on the EDC Support Facility and the related security agreements.
Receivables Securitization and Certain Variable Interest Transactions
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

Certain of our lease financing transactions were structured through single transaction VIEs that did not have sufficient equity at risk as defined in FIN 46R. Effective July 1, 2003, we prospectively began consolidating two VIEs for which we were considered the primary beneficiary following the guidance of FIN 46, on the basis that we retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs’ debt, which represented the majority of the risks associated with the respective VIEs’ activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During 2005, the debt related to one of the VIEs was extinguished and as a result consolidation of this VIE was no longer required. As of December 31, 2005, our consolidated balance sheet included $83 of long-term debt and $82 of plant and equipment — net related to these VIEs. These amounts represented both the collateral and maximum exposure to loss as a result of our involvement with these VIEs.
Effective April 1, 2005, we began consolidating a VIE for which we were considered the primary beneficiary under FIN 46R. The VIE is a cellular phone operator in Russia. Loans to this entity comprise the majority of the entity’s subordinated financial support. No creditor of the VIE has recourse to us. This entity’s financial results have been consolidated using the most recent financial information available.
On June 3, 2005, we acquired PEC, a VIE, for which we were considered the primary beneficiary under FIN 46R. No creditor of the VIE has recourse to us. Our consolidated financial results include PEC’s operating results from the date of the acquisition.
On November 2, 2005, we formed LG-Nortel Co. Ltd., which is a VIE. We are considered the primary beneficiary under FIN 46R. No creditor of the entity has recourse to us. This entity’s financial results have been consolidated from the date of formation.
As a result of the Third Restatement adjustments, effective, July 1, 2003, we began to consolidate the Health and Welfare Trust, a VIE, for which we were considered the primary beneficiary under FIN 46R. See “Restatements; Nortel Audit Committee Independent Review; Material Weaknesses; Related Matters”.
As of December 31, 2005, we did not have any variable interests related to transfers of financial assets. We have other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of December 31, 2005, none of these other interests or arrangements were considered significant variable interests and, therefore, did not meet the requirements for consolidation or disclosure under FIN 46R.
We have also conducted certain receivable sales transactions either directly with financial institutions or with multi-seller conduits. Under some of these agreements, we have continued as servicing agent and/or have provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables, historical payment patterns, expected future cash flows and appropriate discount rates as applicable. Where we have acted as the servicing agent, we generally have not recorded an asset or liability related to servicing as the annual servicing fees were equivalent to those that would have been paid to a third party servicing agent. Also, we have not historically experienced significant credit losses with respect to receivables sold with limited recourse. As of December 31, 2005, we were not required to, and did not, consolidate or provide any of the additional disclosures set out in FIN 46R with respect to the variable interest entities involving receivable sales.
Additionally, we have agreed to indemnify some of our counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require us to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of December 31, 2005, we had approximately $247 of securitized receivables which were subject to repurchase under this provision, in which case we would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2006, or collection of the receivable amount by the counterparty. We are generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments or receivable repurchases under these agreements and no significant liability has been accrued in the accompanying audited consolidated financial statements with respect to the obligation associated with these guarantees.

Other Indemnifications or Guarantees
Through our normal course of business, we have also entered into other indemnifications or guarantees that arise in various types of arrangements including:

•	third party debt agreements;
•	business sale and business combination agreements;
•	intellectual property indemnification obligations;
•	lease agreements;
•	indemnification of banks and agents under credit and support facilities and security agreements; and
•	other indemnification agreements.
In 2005, we did not make any significant payments under any of these indemnifications or guarantees. We have agreed to indemnify the banks and agents under our credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs or reduce their return and from any legal action brought against the banks or agents related to the use of loan proceeds. We have agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. This indemnification generally applies to issues that arise during the term of the EDC Support Facility. For additional information, see note 11 and note 13 of the accompanying audited consolidated financial statements. We are unable to estimate the maximum potential liability for these types of indemnification guarantees as the agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these indemnification guarantees.
As part of the Proposed Class Action Settlement, we agreed with our insurers to certain indemnification obligations. We believe that these indemnification obligations would be unlikely to materially increase our total cash payment obligations under the Proposed Class Action Settlement. The insurance payments would not reduce the amounts payable by us. For more information, see “Developments in 2005 and 2006 — Significant Business Developments — Proposed Class Action Settlement” and the “Risk Factors” and “Legal Proceedings” section of this report.
Application of Critical Accounting Policies and Estimates
Our accompanying audited consolidated financial statements are based on the selection and application of accounting policies generally accepted in the U.S., which require us to make significant estimates and assumptions. We believe that the following accounting policies and estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates: revenue recognition, provisions for doubtful accounts, provisions for inventory, provisions for product warranties, income taxes, goodwill valuation, pension and post-retirement benefits, special charges and other contingencies.
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
Revenue Recognition
Our material revenue streams are the result of a wide range of activities, from custom design and installation over a period of time to a single delivery of equipment to a customer. Our networking solutions also cover a broad range of technologies and are offered on a global basis. As a result, our revenue recognition policies can differ depending on the level of customization within the solution and the contractual terms with the customer. Newer technologies within one of our reporting segments may also have different revenue recognition policies, depending on, among other factors, the specific performance and acceptance criteria within the applicable contract. Therefore, management must use significant judgment in determining how to apply the current accounting standards and interpretations, not only based on the networking solution, but also within networking solutions based on reviewing the level of customization and contractual terms with the customer. As a result, our revenues may fluctuate from period to period based on the mix of solutions sold and the geographic region in which they are sold.
When a customer arrangement involves multiple deliverables where the deliverables are governed by more than one authoritative standard, we evaluate all deliverables to determine whether they represent separate units of accounting based on the following criteria:

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
If objective and reliable evidence of fair value exists for all units of accounting in the contract, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. If sufficient evidence of fair value cannot be established for an undelivered element, revenue related to delivered elements is deferred until the earlier of when sufficient fair value is established or all remaining elements have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue is recognized based on the revenue recognition guidance applicable to the last delivered element. For instance, where post-contract support is the last delivered element within the unit of accounting, the deferred revenue is recognized ratably over the remaining post-contract support term once post-contract support is the only undelivered element.
Our assessment of which revenue recognition guidance is appropriate to account for a deliverable also can involve significant judgment. For instance, the determination of whether software is more than incidental to hardware can impact whether the hardware is accounted for under software revenue recognition guidance or based on general revenue recognition guidance. This assessment could significantly impact the amount and timing of revenue recognition.
For elements related to customized network solutions and certain network build-outs, revenues are recognized under AICPA Statement of Position 81-1, generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Contract revenues recognized, based on costs incurred towards the completion of the project, that are unbilled are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on long-term contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities. Significant judgment is often required when estimating total contract costs and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss).
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
The collectibility of trade and notes receivables is also critical in determining whether revenue should be recognized. As part of the revenue recognition process, we determine whether trade or notes receivables are reasonably assured of collection and whether there has been deterioration in the credit quality of our customers that could result in our inability to collect the receivables. We will defer revenue but recognize related costs if we are uncertain about whether we will be able to collect the receivable. As a result, our estimates and judgment regarding customer credit quality could significantly impact the timing and amount of revenue recognition.
For further information on our revenue recognition policies relating to our material revenue streams, you should also refer to note 2(d) of the accompanying audited consolidated financial statements.
Provisions for Doubtful Accounts
In establishing the appropriate provisions for trade, notes and long-term receivables due from customers, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider:

•	age of the receivables;
•	a customer’s ability to meet and sustain its financial commitments;
•	a customer’s current and projected financial condition;
•	collection experience with the customer;
•	historical bad debt experience with the customer;
•	the positive or negative effects of the current and projected industry outlook; and
•	the economy in general
Once we consider all of these individual factors, an appropriate provision is then made, which takes into consideration the likelihood loss and our ability to establish a reasonable estimate.
In addition to these individual assessments, a regional (except Asia) accounts past due provision is established for outstanding trade accounts receivable amounts based on a review of balances greater than six months past due. A regional trend analysis, based on past and expected write-off activity, is performed on a regular basis to determine the likelihood of loss and establish a reasonable estimate.
We recorded net trade and customer financing receivable recoveries related to continuing operations of $9, $118 and $189 in 2005, 2004 and 2003, respectively, primarily related to favorable settlements related to our sale or restructuring of various receivables as well as net recoveries on other trade and customer financing receivables due to subsequent collections for amounts exceeding our original estimates of net recovery. These recoveries were partially offset by receivable provisions recorded during 2005 and 2003 related to our normal business activity.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	December 31,	December 31,
	2005	2004

Gross accounts receivable	$2,999	$2,619
Provision for doubtful accounts	(137)	(109)

Accounts receivable — net	$2,862	$2,510

Accounts receivable provision as a percentage of gross accounts receivables	5%	4%
Gross long-term receivables	$57	$159
Provision for doubtful accounts	(33)	(65)

Net long-term receivables	$24	$94

Long-term receivable provision as a percentage of gross long-term receivables	58%	41%
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
Our inventory includes certain direct and incremental deferred costs associated with arrangements where title and risk of loss was transferred to customers but revenue was deferred due to other revenue recognition criteria not being met. We have not recorded provision against this type of inventory.
The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	December 31,	December 31,
	2005	2004

Gross inventory	$3,660	$3,647
Inventory provisions	(1,039)	(1,143)

Inventories — net(a)	$2,621	$2,504

Inventory provisions as a percentage of gross inventory	28%	31%

(a)	Includes long-term portion of inventory related to the deferred costs, which is included in other assets.
Inventory provisions decreased $104 as a result of $141 of scrapped inventory and $111 of reductions due to sale of inventory partially offset by $99 of additional inventory provisions and $49 of foreign exchange fluctuations, reclassifications and other adjustments. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.
Provisions for Product Warranties
Provisions are recorded for estimated costs related to warranties given to customers on our products to cover defects. These provisions are calculated based on historical return rates as well as on estimates, which take into consideration the historical material replacement costs and the associated labor costs to correct the product defect. Known product defects are specifically provided for as we become aware of such defects. Revisions are made when actual experience differs materially from historical experience. These provisions for product warranties are part of the cost of revenues and are accrued when the revenue is recognized. They represent the best possible estimate, at the time the sale is made, of the expenses to be incurred under the warranty granted. Warranty terms generally range from one to six years from the date of sale depending upon the product. As part of our warranty provision review, we reduced our provision by approximately $21 in the fourth quarter of 2005. This adjustment was in addition to any provisions we have taken in the year.
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
The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of December 31:

	2005	2004

Balance at the beginning of the year	$273	$387
Payments	(176)	(267)
Warranties issued	190	229
Revisions	(79)	(76)

Balance at the end of the year	$208	$273

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
Income Taxes

Tax asset valuation
Our net deferred tax assets balance, excluding discontinued operations, was $3,902 as of December 31, 2005 and $3,849 as of December 31, 2004. The $53 increase was primarily due to the impact of foreign exchange effects and the release of a liability related to the retroactive application of the APA. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which are available to reduce future taxes payable in our significant tax jurisdictions. Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.
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
We are in a cumulative loss position in certain of our material jurisdictions. Primarily for this reason, we have recorded an income tax valuation allowance against a portion of these deferred income tax assets. However, due to the fact that the majority of the carryforwards do not expire in the near future and our future expectations of earnings, we concluded that it is more likely than not that the remaining net deferred income tax asset recorded as of December 31, 2005 will be realized. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our net earnings (loss).
As of December 31, 2005, our gross income tax valuation allowances decreased to $3,410 compared to $3,717 as of December 31, 2004. The decrease was primarily due to the impacts of foreign exchange, deferred taxes that expired during the year and tax return and other adjustments offset by additional valuation allowances recorded against the tax benefit of current period losses in certain jurisdictions. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of December 31, 2005 were appropriate.

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
Specifically, the tax authorities in Brazil have completed an examination of a prior taxation years and have issued assessments in the amount of $56. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are probable as a result of the outcome of the ongoing appeals process.
In addition, tax authorities in France have issued two preliminary notices of proposed assessment in respect of the 2001 and 2002 taxation years. These assessments collectively propose adjustments to taxable income of approximately $800 as well as certain adjustments to withholding and other taxes of approximately $50 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carry-forwards to absorb the entire amount of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time.
We had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with our intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, we filed APA requests with the taxation authorities of the U.S., Canada and the United Kingdom (“U.K.”) that applied to the taxation years beginning in 2000. The APA requests are currently under consideration but the tax authorities have not begun to negotiate the terms of the arrangement. We have applied the transfer pricing methodology proposed in the APA requests in preparing our tax returns and accounts beginning in 2001.
As part of the APA applications, we have requested that the methodology adopted in 2001 be applied retroactively to the 2000 taxation year. Such retroactive application would result in an increase in taxable income in certain jurisdictions offset by an equal decrease in taxable income in the other jurisdictions. We had previously concluded that it was probable that the retroactive application of the proposed methodology would be accepted by the tax authorities and prepared our income tax estimates (both current and deferred taxes) on the basis that the 2000 taxation year would be governed by the APA submission. As a result, we had previously provided approximately $140 for taxes and interest in various tax jurisdictions that would be due as a result of retroactive application of the APA. In the fourth quarter of 2005, we obtained new information and as a result can no longer conclude that it is probable that the APA will be retroactively applied. We have recalculated our current and deferred tax balances assuming the 2000 tax year would not be subject to the retroactive application of the APA. As a result, the gross deferred income tax balances in our material jurisdictions were recalculated on an as filed basis, and the liability of $140 for taxes and interest that was previously accrued was released in the fourth quarter of 2005.
The outcome of the APA applications is uncertain and additional possible losses, as they relate to the APA negotiations, cannot be determined at this time. However, we do not believe it is probable that the ultimate resolution of these negotiations will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Despite our current belief, if this matter is resolved unfavorably, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Goodwill Valuation
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
The fair value of each reporting unit is determined by allocating our total fair value among our reporting units using an average of three valuation models; a discounted cash flow model, or the DCF model, a model based on estimated 2006 revenue multiples, or the Revenue Multiple model, and a model based on a multiple of estimated 2006 earnings before interest, taxes, depreciation and amortization, or the EBITDA Multiple model. All of these valuation models involve significant assumptions regarding our future operating performance. The following are the significant assumptions involved in each model:

•	DCF model: assumptions regarding revenue growth rates, gross margin percentages, discount rates and terminal growth rates;
•	Revenue Multiple model: estimates of 2006 revenue growth and the selection of comparable companies to determine an appropriate multiple; and
•	EBITDA Multiple model: 2006 projected EBITDA and the selection of comparable companies to determine an appropriate multiple.
Of our total goodwill of $2,592 as of December 31, 2005, $1,999 was attributable to our Enterprise Networks business. Accordingly, changes in our assumptions related to the fair value of our Enterprise Networks business are most likely to result in an impairment charge in the future. Based on a sensitivity analysis, we changed certain significant assumptions in order to assess the impact on the value of our Enterprise Networks goodwill. We determined that a decrease as high as 20% in projected 2006 Enterprise revenues, coupled with the assumption of no future Enterprise Networks revenue growth, would not trigger a goodwill impairment. Accordingly, a substantial change in our assumptions would be required before a goodwill impairment would be triggered.
In 2005 and 2004, we concluded that an impairment of our goodwill did not exist and no write down was recorded. In the first quarter of 2005, we changed our reportable segments (see “Business Overview — Our Segments”). This triggered an interim impairment test in the first quarter of 2005 in accordance with SFAS No. 142, “Goodwill and other Intangible Assets”. We performed this test and concluded that there was no impairment.
The carrying value of goodwill was $2,592 as of December 31, 2005 and $2,303 as of December 31, 2004. The increase in goodwill primarily related to the acquisition of PEC and the formation of LG-Nortel. For additional information on this transaction, including the allocation of the purchase price, see “Acquisitions, divestitures and closures” in note 10 of the accompanying audited consolidated financial statements.

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
For 2005, the expected long-term rate of return on plan assets used to estimate pension expenses was 7.4% on a weighted average basis, which was the rate determined at September 30, 2004. The expected long-term rate of return on plan assets remained the same as 2004. The discount rates used to estimate the net pension obligations and expenses for 2005 were 5.1% and 5.7%, respectively, on a weighted average basis, compared to 5.7% and 5.8%, respectively, in 2004.
The key assumption used to estimate the post-retirement benefit costs for 2005 was an expected discount rate of 5.4% and 5.9% for the obligations and costs, respectively, both on a weighted average basis. The discount rates for the obligations and costs decreased in 2005 to 5.4% and 5.9%, respectively, from 5.9% and 6.0%, respectively, in 2004 due to the decline experienced in global interest rates during 2003 through 2005.
The difference between the discount rate reported for the net pension obligations and expenses and discount rate reported for the net post-retirement benefit obligations and costs is due to the weighted-average calculation as a result of the number of countries in which we offer either pension or pension and post-retirement benefits. In developing these assumptions, we evaluated, among other things, input from our actuaries, duration of the liabilities, and current high-quality bond rates.
Changes in net periodic pension and post-retirement benefit expense may occur in the future due to changes in our expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of our pension and post-retirement benefit expense to changes in these assumptions, assuming all other assumptions remain constant:

	Effect on 2005 Pre-tax	Effect on 2005 Pre-tax Post-
Change in Assumption	Pension Expense*	Retirement Benefit Expense

	Increase/(Decrease)	Increase/(Decrease)
1 percentage point increase in the expected return on assets	$(58)	N/A
1 percentage point decrease in the expected return on assets	58	N/A
1 percentage point increase in the discount rate	(88)	<1
1 percentage point decrease in the discount rate	88	4

*	excludes settlement costs (lump sum and termination payments to participants which discharges our obligations)
Plan assets were primarily comprised of debt and equity securities. Included in the equity securities of the defined benefit plan were common shares of Nortel Networks Corporation, held directly or through pooled funds, with an aggregate market value of $5 (0.1% of total plan assets) as of December 31, 2005 and $11 (0.2% of total plan assets) as of December 31, 2004.
Unrecognized actuarial gains and losses are being recognized over approximately a 12 year period, which represents the weighted-average expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. At the end of 2005, we had unrecognized net actuarial losses related to the defined benefit plans of $2,125 which could result in an increase to pension expenses in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. The post-retirement benefit plans had unrecognized actuarial losses of $129 at the end of 2005.
The estimated accumulated benefit obligations for the defined benefit plans exceeded the fair value of the plan assets at September 30, 2005 as a result of reductions in discount rates which more than offset the favorable impacts of strong pension asset returns and the contributions made by us during 2005. Accordingly, we recorded a non-cash charge of $216 (before tax) to other comprehensive income for the minimum pension liability. A similar charge may be required in the future as the impact of changes in global capital markets and interest rates on the value of our pension plan assets and obligations are measured.
During 2005, we made cash contributions to our defined benefit pension plans of $180 and to our post-retirement benefit plans of $31. In 2006, we expect to make cash contributions of approximately $335 to our defined benefit pension plans, including a portion related to a pension funding agreement in the United Kingdom that requires contributions through

April 2007 and approximately $20 to our post-retirement benefit plans. We are currently in discussions with the Trustee of our pension plan in the United Kingdom pension to establish a long-term funding agreement which would increase the level of 2006 contributions.
For 2006, we are lowering our expected rate of return on plan assets from 7.4% to 7.2% for defined benefit pension plans. Also for 2006, we are lowering our discount rate on a weighted-average basis for pension expenses from 5.7% to 5.1% for the defined benefit pension plans and from 5.9% to 5.4% for post-retirement benefit plans given the declining trend in current global interest rates. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. If the actual operation of the plans differs from the assumptions, additional contributions by us may be required. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.
For additional information, see “Employee benefit plans” in note 9 of the accompanying audited consolidated financial statements.
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
In 2005, our focus was on managing each of our businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, we announced a 2004 Restructuring Plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments but primarily in Carrier Packet Networks.
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
At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of December 31, 2005, we had $24 in accruals related to workforce reduction charges and $274 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increase or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.
Other Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. As a result, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We recognize a provision for an estimated loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.
We are also subject to proceedings, lawsuits, investigations and other claims (some of which may involve substantial dollar amounts), including proceedings under laws and government regulations related to securities, income and other taxes, environmental, labor, product and other matters which are in the normal course of business. Our restatements of our consolidated financial statements and related events have caused us to be subject to ongoing regulatory and criminal investigations and significant pending civil litigation actions in the U.S. and Canada. We are required to assess the likelihood of any adverse judgments or outcomes in any of these matters, as well as potential ranges of probable losses. A determination of the amount of provision required, if any, for these contingencies is based on an analysis of each individual issue The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.
On February 8, 2006, we first announced that we had reached a settlement in principle with the lead plaintiffs in two significant class action lawsuits. As a result of the Proposed Class Action Settlement, we have established a litigation reserve and recorded a charge to our full-year 2005 financial results of $2,474, $1,899 of which relates to the proposed equity component of the Proposed Class Action Settlement and will be adjusted in future quarters until the finalization of the settlement based on the market price of the Nortel Networks Corporation common shares issuable. See the “Risk Factors” section of this report.
For more information related to our outstanding legal and other proceedings, see “Contingencies” in note 22 of the accompanying audited consolidated financial statements and “Developments in 2005 and 2006 — Significant Business Developments — Proposed Class Action Settlement”, “Restatements; Nortel Audit Committee Independent Review; Material Weaknesses; Related Matters — Regulatory Actions and Pending Litigation”; the “Legal Proceedings” and “Risk Factors” sections of this report.
Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
Our consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the U.S. For more information related to the accounting policies that we adopted as a result of new accounting standards, see “Accounting changes” in note 3 of the accompanying audited consolidated financial statements. The following summarizes the accounting changes that we have adopted:

•	Consolidation of VIEs — the adoption of new accounting guidance for VIEs resulted in the inclusion of $83 in long-term debt and $82 of plant and equipment — net as of December 31, 2005. These amounts represented both the collateral and maximum exposure to loss as a result of our involvement with VIEs.
•	Accounting for certain financial instruments with characteristics of both liabilities and equity — the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in 2003 did not have a material impact on our results of operations and financial condition.
•	The effect of contingently convertible debt on diluted earnings per share — the adoption of EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, in 2004 did not have an impact on our diluted earnings (loss) per share.
•	Implicit variable interests — in March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No., or FIN, 46 (revised December 2003), “Consolidation of Variable Interest Entities”, or FSP FIN 46R-5. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46. The adoption of FSP FIN 46R-5 had no material impact on our results of operations and financial condition.
•	Accounting for electronic equipment waste obligation — the adoption of the FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations”, did not have a material impact on our results of operations and financial condition for the fiscal year ended December 31, 2005. Due to the fact that certain EU-member countries have not yet enacted country-specific laws, we cannot estimate the impact of applying this guidance in future periods.
Recent Accounting Pronouncements
In March 2004, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The FASB, at its June 29, 2005 Board meeting, decided not to provide additional guidance on the meaning of other-than-temporary impairment, but instead issued proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, as final, superseding EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP, retitled FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”), would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1, issued by the FASB, is not expected to have a material impact on our results of operations and financial condition.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The guidance should be applied prospectively. The adoption of SFAS 151 is not expected to have a material impact on our results of operations and financial condition.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS 123, that will impact us, including the requirement to estimate employee forfeitures each period when recognizing compensation expense, and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective as of January 1, 2006. We previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS 148. SAB 107 was issued by the SEC in March 2005, and provides supplemental SFAS 123R application guidance based on the views of the SEC. The adoption of SFAS 123R is not expected to have a material impact on our results of operations and financial condition.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 also requires certain disclosures for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by us as of January 1, 2006. The impact that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition will depend on the nature of future accounting changes adopted by us and the nature of transitional guidance provided in future accounting pronouncements.
In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 provides guidance on the purchase and sale of inventory to another entity that operates in the same line of business. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. EITF 04-13 applies to new arrangements entered into, or modifications or renewals of existing arrangements in reporting periods beginning after March 15, 2006. The impact of the adoption of EITF 04-13 on our consolidated results of operations and financial condition will depend on the nature of future arrangements entered into, or modifications or renewals of existing arrangements.
In November 2005, the FASB issued FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”). FSP FAS 123R-3 provides an elective alternative transition method, to SFAS 123R, in accounting for the tax effects of share-based payment awards to employees. The elective method comprises of a computational component that establishes a beginning balance of the APIC pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R should be determined in accordance with the guidance in SFAS 123R. The guidance in FSP FAS 123R-3 is effective for us in the first quarter of 2006. We are currently assessing whether we will adopt the transition election of FSP FAS 123R-3 and what the impact will be on our results of operations and financial condition.
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
The principal continuing reconciling differences that affect consolidated net earnings (loss) under Canadian GAAP are derivative accounting, financial instruments and goodwill impairment arising from historical differences in carrying value. We adopted new Canadian accounting standards for asset retirement obligations and for derivatives in 2004 and for VIEs in 2003 that are substantially consistent with U.S. GAAP. Also in 2003, we elected to expense employee stock-based compensation using the fair value based method for U.S. GAAP, which has resulted in no significant continuing reconciling difference for stock-based compensation under Canadian GAAP. Other historical differences between U.S. GAAP and Canadian GAAP were primarily due to facts and circumstances related to prior years.
See note 24 of the accompanying audited consolidated financial statements for a reconciliation from U.S GAAP to Canadian GAAP, including a description of the material differences affecting our consolidated statements of operations and consolidated balance sheets. There were no significant differences affecting the consolidated statements of cash flows.
Accounting Changes
Under Canadian GAAP, we adopted the following accounting changes as more fully described in note 24 (j) of the accompanying audited consolidated financial statements:

•	Determining whether an arrangement contains a lease — effective January 1, 2005, we adopted EIC 150, “Determining Whether an Arrangement Contains a Lease” (“EIC 150”). EIC 150 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of CICA Handbook Section 3065, “Leases”. Equivalent guidance in U.S. GAAP has already been adopted by us. The adoption of EIC 150 did not have any material impact on our results of operations and financial condition.
•	Financial Instruments — presentation and disclosure — effective January 1, 2005, we adopted amendments to CICA Handbook Section 3860, “Financial Instruments — Presentation and Disclosure” (“Section 3860”). The adoption of the amendments to Section 3860 did not have any material impact on our results of operations and financial condition.
•	Accounting by a customer (including a reseller) for certain consideration received from a vendor — in January 2005, the EIC issued amended abstract 144, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. The amendment requires companies to recognize the benefit of non-discretionary rebates for achieving specified cumulative purchasing levels as a reduction of the cost of purchases over the relevant period, provided the rebate is probable and reasonably estimable. Otherwise, the rebates would be recognized as purchasing milestones are achieved. We adopted the amendment effective retroactively for periods commencing on or after February 15, 2005. The adoption of the new amendment did not have a material impact on our results of operations and financial condition.
•	Derivative accounting — Effective January 1, 2004, we adopted Accounting Guideline 13, “Hedging Relationships”, or AcG-13, which establishes specific criteria for derivatives to qualify for hedge accounting. We had been previously applying these criteria under U.S. GAAP, therefore, there was no impact on adoption of AcG-13. Concurrent with the adoption of AcG-13, we also adopted the CICA’s Emerging Issues Committee, or EIC, 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments”, or EIC 128. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under

Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as of January 1, 2004, was an increase to investments and other income of $23 during the year ended December 31, 2004.
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

Outstanding Share Data
As of April 17, 2006, Nortel Networks Corporation had 4,335,644,313 outstanding common shares.
As of April 17, 2006, 11,392,222 issued and assumed stock options were outstanding and are exercisable for common shares of Nortel Networks Corporation on a one-for-one basis.
As of April 17, 2006, 6,972,000 restricted stock units were outstanding. Once vested, each restricted stock unit entitles the holder to receive one common share of Nortel Networks Corporation, or in our discretion, cash in lieu of common shares in certain circumstances from treasury or through open market purchases at our option.
In addition, Nortel Networks Corporation previously issued U.S. $1,800 of 4.25% Convertible Senior Notes, or Senior Notes, due on September 1, 2008. The Senior Notes are convertible, at any time, by holders into common shares of Nortel Networks Corporation, at an initial conversion price of $10 per common share, subject to adjustment upon the occurrence of certain events including the potential consolidation of Nortel Networks Corporation common shares.
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
Additional disclosure of our financial instruments is included in “Financial instruments and hedging activities” in note 12 of the accompanying audited consolidated financial statements.
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
We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business may be denominated in currencies other than U.S. dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our major currency exposures. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. Our significant currency flows for the year ended December 31, 2005 were in U.S. dollars, Canadian dollars, British pounds and euros. The net impact of foreign exchange fluctuations resulted in gains of $68 in 2005, a gain of $57 in 2004 and a gain of $107 in 2003. We cannot predict whether we will incur foreign exchange gains or losses in the future. However, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition.
We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse changes in foreign exchange rates. The balances are segregated by source currency, and a hypothetical unfavorable variance in foreign exchange rates of 10% is applied to each net source currency position using year-end rates, to determine the potential decrease in cash flows over the next year. The sensitivity analysis includes all foreign currency-denominated cash, short-term and long-term debt, and derivative instruments that will impact cash flows over the next year that are held at December 31, 2005 and 2004, respectively. The underlying cash flows that relate to the hedged firm commitments are not included in the analysis. The analysis is performed at the reporting date and assumes no future changes in the balances or timing of cash flows from the year-end position. Further, the model assumes no correlation in the movement of foreign exchange rates. Based on a one-year time horizon, a 10% adverse change in exchange rates would result in a potential decrease in after-tax earnings (increase in loss) of $127 as of December 31, 2005 and would have resulted in a potential decrease in after-tax earnings (increase in loss) of $110 as of

December 31, 2004. This potential decrease would result primarily from our exposure to the Canadian dollar, the British pound and the euro.
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
Historically, we have managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. We use sensitivity analysis to measure our interest rate risk. The sensitivity analysis includes cash, our outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate. A 100 basis point adverse change in interest rates would result in a potential decrease in earnings (increase in loss) of $40 as of December 31, 2005 and would have resulted in a potential decrease in earnings (increase in loss) of $47 as of December 31, 2004.
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
As of December 31, 2005, a hypothetical 20% adverse change in the stock prices of our publicly traded equity securities and the related underlying stock prices of publicly traded equity securities for certain of our derivative instruments would result in a loss in their aggregate fair value of $15. As of December 31, 2004, a hypothetical 20% adverse change in the stock prices of our publicly traded equity securities and the related underlying stock prices of publicly traded equity securities for certain of our derivative instruments would have resulted in a loss in their aggregate fair value of $23. This includes a loss of $5 related to derivative instruments that were purchased to hedge exposure to compensation obligations.
Environmental Matters
We are subject to numerous environmental protection laws and regulations in various jurisdictions around the world, primarily due to our manufacturing operations. As a result, we are exposed to liabilities and compliance costs arising from our past and current generation, management and disposition of hazardous substances and wastes.
We have remedial activities under way at 14 of our facilities which are either currently occupied or were previously owned or occupied. We have also been listed as a potentially responsible party at four Superfund sites in the U.S. An estimate of our anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in our environmental accruals in an approximate amount of $27.
For a discussion of Environmental matters, see “Contingencies” in note 22 of the accompanying audited consolidated financial statements.
Legal Proceedings
For additional information related to our legal proceedings, see “Contingencies” in note 22 of the accompanying consolidated financial statements, “Developments in 2005 and 2006 — Significant Business Developments  — Proposed Class Action Settlement”, “Restatements; Nortel Audit Committee Independent Review; Material Weaknesses; Related Matters — Regulatory Actions and Pending Litigation”; the “Legal Proceedings” and “Risk Factors” section of this report.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
Refer to “Market risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 8.     Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Shareholders and Board of Directors of Nortel Networks Corporation
We have audited the accompanying consolidated balance sheets of Nortel Networks Corporation and its subsidiaries (“Nortel”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of Nortel’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Nortel as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.
As described in Note 4 and 24(i) to the consolidated financial statements, the accompanying consolidated financial statements of Nortel as of December 31, 2004 and for the years ended December 31, 2004 and 2003 have been restated. We therefore withdraw our previous report dated April 29, 2005 on those financial statements, as originally filed.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nortel’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Nortel’s internal control over financial reporting and an adverse opinion on the effectiveness of Nortel’s internal control over financial reporting because of material weaknesses.
/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Toronto, Canada
April *, 2006
COMMENTS BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON
CANADIAN-U.S. REPORTING DIFFERENCES
In the United States, the standards of the Public Company Accounting Oversight Board (United States) for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Company’s financial statements, such as the changes described in Note 3 to the financial statements. Our report to the Shareholders and Board of Directors of Nortel dated April 28, 2006 with respect to the consolidated financial statements is expressed in accordance with Canadian reporting standards which would not include a reference to such changes in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.
/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Toronto, Canada
April 28, 2006

NORTEL NETWORKS CORPORATION
Consolidated Statements of Operations for the years ended December 31

	2005	2004	2003

		As restated*	As restated*
	(Millions of U.S. dollars,
	except per share amounts)
Revenues	$10,523	$9,516	$9,932
Cost of revenues	6,217	5,574	5,723

Gross profit	4,306	3,942	4,209
Selling, general and administrative expense	2,413	2,133	1,966
Research and development expense	1,856	1,960	1,968
Amortization of intangibles	17	9	101
Deferred stock option compensation	—	—	16
Special charges	170	181	288
(Gain) loss on sale of businesses and assets(a)	47	(91)	(4)
Shareholder litigation settlement expense	2,474	—	—

Operating earnings (loss)	(2,671)	(250)	(126)
Other income — net	303	212	466
Interest expense
Long-term debt	(207)	(192)	(178)
Other	(11)	(10)	(28)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(2,586)	(240)	134
Income tax benefit	56	30	83

	(2,530)	(210)	217
Minority interests — net of tax	(50)	(46)	(59)
Equity in net earnings (loss) of associated companies — net of tax	4	—	(36)

Net earnings (loss) from continuing operations	(2,576)	(256)	122
Net earnings from discontinued operations — net of tax	1	49	183

Net earnings (loss) before cumulative effect of accounting change	(2,575)	(207)	305
Cumulative effect of accounting change — net of tax	—	—	(12)

Net earnings (loss)	$(2,575)	$(207)	$293

Basic earnings (loss) per common share
— from continuing operations	$(0.59)	$(0.06)	$0.03
— from discontinued operations	0.00	0.01	0.04

Basic earnings (loss) per common share	$(0.59)	$(0.05)	$0.07

Diluted earnings (loss) per common share
— from continuing operations	$(0.59)	$(0.06)	$0.03
— from discontinued operations	0.00	0.01	0.04

Diluted earnings (loss) per common share	$(0.59)	$(0.05)	$0.07

(a)	Includes related costs.

*	See note 4
The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Balance Sheets as of December 31

	2005	2004

		As restated*
	(Millions of U.S. dollars,
	except for share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,951	$3,685
Restricted cash and cash equivalents	77	80
Accounts receivable — net	2,862	2,510
Inventories — net	1,804	1,962
Deferred income taxes — net	377	255
Other current assets	796	358

Total current assets	8,867	8,850
Investments	244	299
Plant and equipment — net	1,564	1,640
Goodwill	2,592	2,303
Intangible assets — net	172	78
Deferred income taxes — net	3,629	3,738
Other assets	1,044	867

Total assets	$18,112	$17,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,180	$989
Payroll and benefit-related liabilities	801	515
Contractual liabilities	346	571
Restructuring liabilities	95	254
Other accrued liabilities	4,200	3,592
Long-term debt due within one year	1,446	14

Total current liabilities	8,068	5,935
Long-term debt	2,439	3,852
Deferred income taxes — net	104	144
Other liabilities	5,935	3,578

Total liabilities	16,546	13,509

Minority interests in subsidiary companies	780	626
Guarantees, commitments and contingencies (notes 13, 14 and 22)

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 4,339,162,932 for 2005 and 4,272,671,213 for 2004	33,932	33,840
Additional paid-in capital	3,281	3,283
Accumulated deficit	(35,525)	(32,950)
Accumulated other comprehensive loss	(902)	(533)

Total shareholders’ equity	786	3,640

Total liabilities and shareholders’ equity	$18,112	$17,775

*	See note 4
The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)

	2005	2004	2003

		As restated*	As restated*
	(Millions of U.S. dollars)
Common shares
Balance at the beginning of the year	$33,840	$33,674	$33,234
Common shares issued (cancelled) — net	6	31	3
Conversion of prepaid forward purchase contracts	82	127	413
Common shares issued (cancelled) related to acquisitions — net	(4)	—	(11)
Fair value and costs associated with stock option plans and stock purchase plans	8	8	35

Balance at the end of the year	33,932	33,840	33,674

Additional paid-in capital
Balance at the beginning of the year	3,283	3,341	3,753
Additions resulting from acquisition related share cancellations	—	—	11
Prepaid forward purchase contracts settled	(82)	(127)	(413)
Fair value and costs associated with stock option plans and stock purchase plans	(8)	(8)	(35)
Stock option compensation	87	77	26
Restricted stock unit expense	1	—	—
Cancellation of deferred stock options	—	—	(1)

Balance at the end of the year	3,281	3,283	3,341

Deferred stock option compensation
Balance at the beginning of the year	—	—	(17)
Amortization of deferred stock option compensation	—	—	16
Cancellation of deferred stock options	—	—	1

Balance at the end of the year	—	—	—

Accumulated deficit
Balance at the beginning of the year	(32,950)	(32,743)	(32,966)
Adjustment as of January 1, 2003 due to restatement *	—	—	(70)
Net earnings (loss)	(2,575)	(207)	293

Balance at the end of the year	(35,525)	(32,950)	(32,743)

Accumulated other comprehensive loss
Balance at the beginning of the year	(533)	(553)	(951)
Adjustment as of January 1, 2003 due to restatement *	—	—	(10)
Foreign currency translation adjustment	(146)	188	509
Unrealized gain (loss) on investments — net	(2)	(64)	70
Unrealized derivative gain (loss) on cash flow hedges — net	(11)	6	15
Minimum pension liability adjustment — net	(210)	(110)	(186)

Other comprehensive income (loss)	(369)	20	408

Balance at the end of the year	(902)	(533)	(553)

Total shareholders’ equity	$786	$3,640	$3,719

Total comprehensive income (loss) for the year
Net earnings (loss)	$(2,575)	$(207)	$293
Other comprehensive income (loss)	(369)	20	408

Total comprehensive income (loss) for the year	$(2,944)	$(187)	$701

*	See note 4
The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Consolidated Statements of Cash Flows for the years ended December 31

	2005	2004	2003

		As restated*	As restated*
	(Millions of U.S. dollars)
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(2,576)	$(256)	$122
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Non-cash portion of shareholder litigation settlement expense	1,899	—	—
Amortization and depreciation	302	340	546
Non-cash portion of special charges and related asset write downs	27	6	87
Equity in net (earnings) loss of associated companies	(4)	—	36
Stock option compensation	88	77	42
Deferred income taxes	(79)	(46)	(53)
Other liabilities	294	271	163
(Gain) loss on repurchases of outstanding debt securities	—	—	(4)
(Gain) loss on sale or write down of investments, businesses and assets	(20)	(110)	(147)
Other — net	106	194	(53)
Change in operating assets and liabilities	(217)	(655)	(879)

Net cash from (used in) operating activities of continuing operations	(180)	(179)	(140)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(258)	(276)	(169)
Proceeds on disposals of plant and equipment	10	10	38
Restricted cash and cash equivalents	4	(17)	200
Acquisitions of investments and businesses — net of cash acquired	(651)	(5)	(31)
Proceeds on sale of investments and businesses	470	150	107

Net cash from (used in) investing activities of continuing operations	(425)	(138)	145

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to minority interests	(43)	(33)	(35)
Increase in notes payable	70	92	80
Decrease in notes payable	(83)	(84)	(125)
Repayments of long-term debt	—	(107)	(270)
Repayments of capital leases payable	(10)	(9)	(12)
Issuance of common shares	6	31	3

Net cash from (used in) financing activities of continuing operations	(60)	(110)	(359)

Effect of foreign exchange rate changes on cash and cash equivalents	(102)	88	176

Net cash from (used in) continuing operations	(767)	(339)	(178)
Net cash from (used in) operating activities of discontinued operations	33	22	149
Net cash from (used in) investing activities of discontinued operations	—	—	241

Net increase (decrease) in cash and cash equivalents	(734)	(317)	212
Cash and cash equivalents at beginning of year	3,685	4,002	3,790

Cash and cash equivalents at end of year	$2,951	$3,685	$4,002

*	See note 4
The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements
(millions of U.S. dollars, except per share amounts, unless otherwise stated)

1.	Nortel Networks Corporation
Nortel Networks Corporation (“Nortel”) is a global supplier of communication equipment serving both service provider and enterprise customers. Nortel’s technologies span access and core networks, support multimedia and business-critical applications. Nortel’s networking solutions consist of hardware, software and services. Nortel’s business activities include the design, development, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions.
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
The financial statements of entities which are controlled by Nortel through voting equity interests, referred to as subsidiaries, are consolidated. Entities which are jointly controlled, referred to as joint ventures, and entities which are not controlled but over which Nortel has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Variable Interest Entities (“VIEs”) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation No. (“FIN”) 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), are entities in which equity investors generally do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by Nortel when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. Intercompany accounts and transactions are eliminated upon consolidation and unrealized intercompany gains and losses are eliminated when accounting under the equity method.

(b)	Use of estimates
Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable and customer financing, receivables sales, inventory obsolescence, product warranty, amortization, asset valuations, asset retirement obligations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, stock-based compensation and contingencies.

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
When appropriate, Nortel may hedge a designated portion of the exposure to foreign exchange gains and losses incurred on the translation of specific foreign operations. Hedging instruments used by Nortel can include foreign currency denominated debt, foreign currency swaps and foreign currency forward and option contracts that are denominated in the same currency as the hedged foreign operations. The translation gains and losses on the effective portion of the hedging instruments that qualify for hedge accounting are recorded in OCI; other translation gains and losses are recorded in net earnings (loss).

(d)	Revenue recognition
Nortel’s products and services are generally sold as part of a contract and the terms of the contracts, taken as a whole, determine the appropriate revenue recognition methods.
Depending upon the terms of the contract and types of products and services sold, Nortel recognizes revenue under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”), which was preceded by SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”), prior to December 2003. Revenue is recognized net of cash discounts and allowances.
Effective July 1, 2003, for contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, Nortel generally applies the FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a standalone basis, (b) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of Nortel. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. So long as elements otherwise governed by separate authoritative accounting standards cannot be treated as separate units of accounting under the guidance in EITF 00-21, the elements are combined into a single unit of accounting for revenue recognition purposes. In this case, revenue allocated to the unit of accounting is deferred until all combined elements have been delivered or, once there is only one remaining element to be delivered, based on the revenue recognition guidance applicable to the last delivered element within the unit of accounting.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
For elements related to customized network solutions and certain network build-outs, revenues are recognized under SOP 81-1, generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Contract revenues recognized, based on costs incurred towards the completion of the project, that are unbilled are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on long-term contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities. In certain circumstances where reasonable cost estimates cannot be made for a customized network solution or build-out element and there is no assurance that a loss will not be incurred on the element, all revenues and certain costs are deferred until completion of the element (“completed contract accounting”).
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
Nortel makes certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sale at the time of shipment to the distribution channel when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Accruals for estimated sales returns and other allowances are recorded at the time of revenue recognition and are based on contract terms and prior claims experience.
Software revenue is generally recognized under SOP 97-2. For software arrangements involving multiple elements, Nortel allocates revenue to each element based on the relative fair value or the residual method, as applicable, and using vendor specific objective evidence of fair values, which is based on prices charged when the element is sold separately. Software revenue accounted for under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is reasonably assured. Revenue related to post-contract support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
In establishing the appropriate income tax valuation allowances, Nortel assesses its net deferred tax assets quarterly and based on all available evidence, both positive and negative, determines whether it is more likely than not that the remaining net deferred tax assets or a portion thereof will be realized.

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
within the customer’s ultimate marketplaces and market acceptance of current and pending products. In addition, full provisions are generally recorded for surplus inventory in excess of one year’s forecast demand or inventory deemed obsolete.
Inventory includes certain direct and incremental deferred costs associated with arrangements where title and risk of loss was transferred to customers but revenue was deferred due to other revenue recognition criteria not being met.

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
Nortel reviews the fair value assigned to retained interests at each reporting date subsequent to the date of the transfer to determine if there is an other than temporary impairment. Fair value is reviewed using similar valuation techniques as those used to initially measure the retained interest and, if a change in events or circumstances warrants, the fair value is adjusted and any other than temporary impairments are recorded in other income (expense) — net.

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

(o)	Software development and business reengineering costs

Software development costs
Costs to develop, acquire or modify software solely for Nortel’s internal use are capitalized pursuant to SOP No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires qualified internal and external costs (related to such software) incurred during the application development stage to be capitalized and any preliminary project costs (related to such software) and post-implementation costs to be expensed as incurred.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Business reengineering costs
Internal and external costs of business process reengineering activities are expensed pursuant to EITF Issue No. 97-13, “Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation” (“EITF 97-13”). Information technology transformation projects typically involve implementation of enterprise software packages whereby entities must reengineer their business processes to connect into the software rather than modify the software to connect into their existing business processes. Software development costs relating to the information technology transformation are capitalized under SOP 98-1 as described above.

(p)	Impairment or disposal of long-lived assets (plant and equipment and acquired technology)

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
Fair value for the purposes of measuring impairment or a planned disposal of long-lived assets is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

(q)	Goodwill
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

(r)	Intangible assets
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

(s)	Warranty costs
As part of the normal sale of product, Nortel provides its customers with product warranties that extend for periods generally ranging from one to six years from the date of sale. A liability for the expected cost of warranty-related claims is established when revenue is recognized. In estimating warranty liability, historical material replacement costs and the associated labor costs to correct the product defect are considered. Revisions are made when actual experience differs materially from historical experience. Known product defects are specifically accrued for as Nortel becomes aware of such defects.

(t)	Pension, post-retirement and post-employment benefits
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

(u)	Derivative financial instruments
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

(v)	Stock-based compensation
Nortel employees and directors participate in a number of stock-based compensation plans that are described in note 19.
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”), which amended the transitional provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), for companies electing to recognize employee stock-based compensation using the fair value based method.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Prior to January 1, 2003, Nortel, as permitted under SFAS 123, applied the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock-based compensation plans.
Effective January 1, 2003, Nortel elected to adopt the fair value based method for measurement and recognition of all stock-based compensation prospectively for all awards granted, modified or settled on or after January 1, 2003. The impact of the adoption of the fair value based method for expense recognition of employee awards resulted in $26 (net of tax of nil) of stock option expense during 2003.
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
The payment obligation is established for RSUs on the vesting date of the award, for DSUs on the later of the date of termination of employment and/or directorship, and for SARs on the date of exercise of the award by the employee.
Stock-based awards, which are substantively discretionary in nature, are measured and recorded fully as compensation expense in the period that the issuance and settlement of the award is approved.

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Pro forma disclosure required due to a change in accounting policy
Had Nortel applied the fair value based method to all stock-based awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for the following years ended December 31:

	2005	2004	2003

Net earnings (loss) — reported	$(2,575)	$(207)	$293
Stock-based compensation — reported	89	117	55
Deferred stock option compensation — reported(a)	—	—	16
Stock-based compensation — pro forma(b)	(96)	(224)	(481)

Net earnings (loss) — pro forma	$(2,582)	$(314)	$(117)

Basic earnings (loss) per common share:
Reported	$(0.59)	$(0.05)	$0.07
Pro forma	$(0.60)	$(0.07)	$(0.03)
Diluted earnings (loss) per common share:
Reported	$(0.59)	$(0.05)	$0.07
Pro forma	$(0.60)	$(0.07)	$(0.03)

(a)	Deferred stock option compensation — reported, represented the amortization of deferred stock option compensation related primarily to unvested stock options held by employees of companies acquired in a purchase acquisition. For the years ended December 31, 2005, 2004 and 2003, the amounts were net of tax of nil, nil and nil, respectively.
(b)	Stock-based compensation — pro forma expense for the years ended December 31, 2005, 2004 and 2003 was net of tax of nil, nil and nil, respectively.

(w)	Recent accounting pronouncements

(i)	In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The FASB, at its June 29, 2005 Board meeting, decided not to provide additional guidance on the meaning of other-than-temporary impairment, but instead issued proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, as final, superseding EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP, retitled FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”), will be applied prospectively and the effective date is for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(ii)	In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The guidance should be applied prospectively. The adoption of SFAS 151 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(iii)	In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS 123 that will impact Nortel, including

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

the requirement to estimate employee forfeitures each period when recognizing compensation expense and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for Nortel as of January 1, 2006. Nortel previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS 148. SAB 107, “Share-Based Payment” (“SAB 107”), was issued by the SEC in March 2005, and provides supplemental SFAS 123R application guidance based on the views of the SEC. The adoption of SFAS 123R is not expected to have a material impact on Nortel’s results of operations and financial condition for the 2006 fiscal year.

(iv)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 also requires certain disclosures for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in respect of fiscal years beginning after December 15, 2005, and is required to be adopted by Nortel as of January 1, 2006. The impact that the adoption of SFAS 154 will have on Nortel’s consolidated results of operations and financial condition will depend on the nature of future accounting changes adopted by Nortel and the nature of transitional guidance provided in future accounting pronouncements.

(v)	In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 provides guidance on the purchase and sale of inventory to another entity that operates in the same line of business. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process or finished goods. EITF 04-13 applies to new arrangements entered into, or modifications or renewals of existing arrangements, in reporting periods beginning after March 15, 2006. The impact of the adoption of EITF 04-13 on Nortel’s consolidated results of operations and financial condition will depend on the nature of future arrangements entered into, or modifications or renewals of existing arrangements, by Nortel.

(vi)	In November 2005, the FASB issued FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”). FSP FAS 123R-3 provides an elective alternative transition method, to SFAS 123R, in accounting for the tax effects of share-based payment awards to employees. The elective method comprises a computational component that establishes a beginning balance of the Additional Paid In Capital (“APIC”) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R should be determined in accordance with the guidance in SFAS 123R, if adopted. The guidance in FSP FAS 123R-3 is effective for Nortel in the first quarter of 2006. Nortel is currently assessing whether it will adopt the transition election of FSP FAS 123R-3 and what the impact would be on Nortel’s results of operations and financial condition.
3.     Accounting changes
          (a) Consolidation of Variable Interest Entities
In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51, ’Consolidated Financial Statements”’ (“FIN 46”). FIN 46 clarifies the application of consolidation guidance to those entities defined as VIEs (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures) in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 applied immediately to all VIEs created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for VIEs created prior to February 1, 2003. In October 2003, the FASB issued FSP FIN 46-6, “Effective Date of FASB

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Interpretation No. 46”, deferring the effective date for applying the provisions of FIN 46 for VIEs created prior to February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. While the criteria for deferral were met, Nortel elected early application of FIN 46 (see note 15).
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
Nortel continues to consolidate two enterprises with limited lives, which have mandatory liquidation at the end of their prescribed lives in 2024. Upon liquidation, the net assets of these entities will be distributed to the owners based on their relative interests at that time. The minority interests included in the consolidated balance sheets related to these entities were a total of $57 and $47 as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the fair value of these minority interests was approximately $94. The adoption of SFAS 150, as amended by FSP FAS 150-3, did not have a material impact on Nortel’s results of operations and financial condition.
          (c) The Effect of Contingently Convertible Debt on Diluted Earnings per Share
On September 30, 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings (loss) per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings (loss) per share amounts presented for comparative purposes be restated. EITF 04-8 became effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have a material impact on Nortel’s diluted earnings (loss) per share.
          (d) Implicit Variable Interests
In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP FIN 46R-5”). FSP FIN 46R-5 provides guidance for a reporting enterprise on determining whether it holds an implicit variable interest in VIEs or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46. The adoption of FSP FIN 46R-5 had no material impact on Nortel’s results of operations and financial condition.
          (e) Accounting for Electronic Equipment Waste Obligations
In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP FAS 143-1”). FSP FAS 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union (“EU”) Directive

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
2002/96/ EC on Waste Electrical and Electronic Equipment. FSP FAS 143-1, along with the EU Directive, effectively obligates a commercial user to accrue costs associated with the retirement of a specified asset that qualifies as historical waste equipment. FSP FAS 143-1 directs the commercial user to apply the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”, and the related FIN 47, “Accounting for Conditional Asset Retirement Obligations”, to an obligation associated with historical waste. FSP FAS 143-1 applies to the later of Nortel’s fiscal quarter ended June 30, 2005 or the date of the adoption of the law by the applicable EU-member country. In the second, third and fourth quarters of 2005, Nortel adopted FSP FAS 143-1 with respect to those EU-member countries that enacted the directive into country specific laws. The adoption of FSP FAS 143-1 did not have a material impact on Nortel’s results of operations and financial condition for the fiscal year ended December 31, 2005. Due to the fact that certain EU-member countries have not yet enacted country-specific laws, Nortel cannot estimate the impact of applying this guidance in future periods.
4.     Restatement of previously issued financial statements
Nortel has effected successive restatements of prior periods’ financial results. Following the restatement (effected in December 2003) of its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003 (the “First Restatement”), the Audit Committees of Nortel and NNL’s Boards of Directors (the “Audit Committee”) initiated an independent review of the facts and circumstances leading to the First Restatement (the “Independent Review”) and engaged Wilmer Cutler Pickering Hale & Dorr LLP (“WilmerHale”) to advise it in connection with the Independent Review. This review, and other errors and accounting issues identified by management, led to the restatement (effected in 2005) of Nortel’s consolidated financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002 (the “Second Restatement”).
Over the course of the Second Restatement process, Nortel, together with its independent registered chartered accountants, identified a number of material weaknesses in Nortel’s internal control over financial reporting as at December 31, 2003. Five of those material weaknesses continued to exist as at December 31, 2004 and 2005. In addition, in January 2005, Nortel and NNL’s Boards of Directors adopted in their entirety the governing principles for remedial measures identified through the Independent Review. Nortel continues to develop and implement these remedial measures.
As part of these remedial measures and to compensate for the unremedied material weaknesses in its internal control over financial reporting, Nortel undertook intensive efforts in 2005 to enhance its controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods, under SAB 104 and SOP 97-2.
In addition, based on Nortel’s review of its revenue recognition policies and discussions with its independent registered chartered accountants as part of the 2005 audit, Nortel determined that in its previous application of these policies, Nortel misinterpreted certain of these policies principally related to complex contractual arrangements with customers where multiple deliverables were accounted for using the percentage-of-completion method of accounting under SOP 81-1, as described in more detail below:

•	Certain complex arrangements with multiple deliverables were previously fully accounted for under the percentage-of-completion method of SOP 81-1, but elements outside of the scope of SOP 81-1 should have been examined for separation under the guidance in EITF 00-21; and
•	Certain complex arrangements accounted for under the percentage-of-completion method did not meet the criteria for this treatment in SOP 81-1 and should instead have been accounted for using completed contract accounting under SOP 81-1.
In correcting for both application errors, the timing of revenue recognition was frequently determined to be incorrect, with revenue having generally been recognized prematurely when it should have been deferred and recognized in later periods.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Management’s determination that these errors required correction led to the Audit Committee’s decision on March 9, 2006 to effect a further restatement of Nortel’s consolidated financial statements (the “Third Restatement”). Nortel has restated its consolidated balance sheet as of December 31, 2004 and consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the years ended December 31, 2004 and 2003. The Third Restatement also corrected other miscellaneous accounting errors, as well as the classification of certain items within the consolidated statements of operations and cash flows, as described below. The impact of the Third Restatement to periods prior to 2003 was a net increase of $70 to opening accumulated deficit as of January 1, 2003.
The following tables present the impact of the Third Restatement on Nortel’s previously issued consolidated statements of operations for the years ended December 31, 2004 and 2003. The effects of the restatement on the consolidated balance sheet as of December 31, 2004 are shown following the discussion below.
Consolidated Statement of Operations for the year ended December 31, 2004

		Revenues and
	As Previously	Cost of Revenues	Other	As
	Reported	Adjustments	Adjustments	Restated

Revenues	$9,828	$(312)	$—	$9,516
Cost of revenues	5,750	(180)	4	5,574

Gross profit	4,078	(132)	(4)	3,942

Selling, general and administrative expense	2,138	—	(5)	2,133
Research and development expense	1,959	—	1	1,960
Amortization of intangibles	10	—	(1)	9
Special charges	180	—	1	181
(Gain) loss on sale of businesses and assets	(98)	—	7	(91)

Operating earnings (loss)	(111)	(132)	(7)	(250)

Other income — net	231	—	(19)	212
Interest expense
Long-term debt	(193)	—	1	(192)
Other	(10)	—	—	(10)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(83)	(132)	(25)	(240)
Income tax benefit	29	1	—	30

	(54)	(131)	(25)	(210)
Minority interests — net of tax	(46)	—	—	(46)

Net earnings (loss) from continuing operations	(100)	(131)	(25)	(256)
Net earnings from discontinued operations — net of tax	49	—	—	49

Net earnings (loss) before cumulative effect of accounting change	(51)	(131)	(25)	(207)
Cumulative effect of accounting change — net of tax	—	—	—	—

Net earnings (loss)	$(51)	$(131)	$(25)	$(207)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.02)	$(0.03)	$(0.01)	$(0.06)
— from discontinued operations	0.01	0.00	0.00	0.01

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.03)	$(0.01)	$(0.05)

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Consolidated Statement of Operations for the year ended December 31, 2003

		Revenues and
	As Previously	Cost of Revenues	Other
	Reported	Adjustments	Adjustments	As Restated

Revenues	$10,193	$(261)	$—	$9,932
Cost of revenues	5,852	(139)	10	5,723

Gross profit	4,341	(122)	(10)	4,209
Selling, general and administrative expense	1,939	—	27	1,966
Research and development expense	1,960	—	8	1,968
Amortization of intangibles	101	—	—	101
Deferred stock option compensation	16	—	—	16
Special charges	284	—	4	288
(Gain) loss on sale of businesses and assets	(4)	—	—	(4)

Operating earnings (loss)	45	(122)	(49)	(126)
Other income — net	445	(10)	31	466
Interest expense
Long-term debt	(181)	—	3	(178)
Other	(28)	—	—	(28)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	281	(132)	(15)	134
Income tax benefit	80	3	—	83

	361	(129)	(15)	217
Minority interests — net of tax	(63)	4	—	(59)
Equity in net earnings (loss) of associated companies — net of tax	(36)	—	—	(36)

Net earnings (loss) from continuing operations	262	(125)	(15)	122
Net earnings from discontinued operations — net of tax	184	—	(1)	183

Net earnings (loss) before cumulative effect of accounting change	446	(125)	(16)	305
Cumulative effect of accounting change — net of tax	(12)	—	—	(12)

Net earnings (loss)	$434	$(125)	$(16)	$293

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.06	$(0.03)	$(0.00)	$0.03
— from discontinued operations	0.04	0.00	0.00	0.04

Basic and diluted earnings (loss) per common share	$0.10	$(0.03)	$(0.00)	$0.07

Revenues and cost of revenues adjustments
The Third Restatement adjustments that related to revenue recognition errors resulted in a net decrease to revenues of $312 and $261 for the years ended December 31, 2004 and 2003, respectively. These errors related to revenue previously recognized that should have been deferred to subsequent periods. Corresponding adjustments to cost of revenues were made, resulting in a net decrease to cost of revenues of $180 and $139 related to the revenue recognition adjustments, and a total net decrease of $176 and $129 including other adjustments, for the years ended December 31, 2004 and 2003 respectively.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Revenues		Cost of Revenues

	2004	2003	2004	2003

As previously reported	$9,828	$10,193	$5,750	$5,852
Adjustments:
Application of SOP 81-1	$(84)	$(118)	$(55)	$(103)
Interaction between multiple revenue recognition accounting standards	(174)	(49)	(127)	(26)
Application of SAB 104 and SOP 97-2	(38)	(84)	14	(36)
Other revenue recognition adjustments	(16)	(10)	(12)	26
Other adjustments(a)	—	—	4	10

As restated	$9,516	$9,932	$5,574	$5,723

(a)	For further details see explanations of ‘Other adjustments’.

Application of SOP 81-1
Nortel determined that in certain arrangements, it had misinterpreted the guidance in SOP 81-1 relating to the application of percentage-of-completion accounting. Under the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date relative to the total expected costs of the contract. In certain circumstances where a reasonable estimate of costs cannot be made, but it is assured that no loss will be incurred, revenue is recognized to the extent of direct costs incurred (“zero margin accounting”). If a reasonable estimate of costs cannot be made and Nortel is not assured that no loss will be incurred, revenue should be recognized using completed contract accounting.
For certain arrangements accounted for under the percentage-of-completion method which included rights to future software upgrades, Nortel has now determined that it did not have a sufficient basis to estimate the total costs of the arrangements, due to the inability to estimate the cost of providing these future software upgrades. In addition, in one arrangement, Nortel had previously applied zero margin accounting on the basis that it believed that no loss would be incurred. Nortel has now determined that assurance that no loss would be incurred exists only in very limited circumstances, such as in cost recovery arrangements. Accordingly, Nortel has determined that percentage-of-completion accounting should not have been used to account for these specific arrangements, and the completed contract method should have been applied under SOP 81-1. Under the completed contract method, revenues and certain costs are deferred until completion of the arrangement, which results in a delay in the timing of revenue recognition as compared to arrangements accounted for under percentage-of-completion accounting.

Interaction between multiple revenue recognition accounting standards
Nortel determined there were accounting errors related to the application of SOP 81-1, SOP 97-2 and related interpretive guidance under EITF 00-21.
Some of Nortel’s customer arrangements have multiple deliverable elements for which different accounting standards may govern the appropriate accounting treatment. For those arrangements that contained more-than-incidental software and involved significant production, modification or customization of software or software related elements (“customized elements”), Nortel had previously applied the percentage-of-completion method of accounting under SOP 81-1 to all the elements under the arrangement, in accordance with its interpretation of SOP 97-2. This included certain future software, software-related or non-software related deliverables.
Nortel has now determined that it should have applied the separation criteria set forth in EITF 00-21 and SOP 97-2 to non-software and software/software-related elements, respectively, to determine whether the various elements under these arrangements should be treated as separate units of accounting. Generally, the applicable separation criteria in EITF 00-21 and SOP 97-2 requires sufficient objective and reliable evidence of fair value for each element. If an undelivered non-SOP 81-1 element cannot be separated from an SOP 81-1 element, depending on the nature of the elements and the timing of their delivery, the combined unit of accounting may be required to be accounted for under SOP 97-2 rather than under SOP 81-1. SOP 97-2 provides that the entire revenue associated with the combined elements should typically be deferred until the earlier of the point at which (i) the undelivered element(s) meet the criteria for separation or (ii) all elements within the combined unit of accounting have been delivered. Once there is only one

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
remaining element to be delivered within the unit of accounting, the deferred revenue is recognized based on the revenue recognition guidance applicable to the last delivered element.
For certain of Nortel’s multiple element arrangements involving customized elements where elements such as PCS, specified upgrade rights and/or non-essential hardware or software products remained undelivered, Nortel frequently determined that the undelivered element could not be treated as a separate unit of accounting because fair value could not be established for all undelivered non-customized elements. Accordingly, Nortel should not have accounted for the revenue using percentage-of-completion accounting. Instead, the revenue should have been deferred in accordance with SOP 97-2 until such time as the fair value of the undelivered element could be established or all remaining elements have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue is recognized based on the revenue recognition guidance applicable to that last element.

Application of SAB 104 and SOP 97-2
Primarily as a result of Nortel’s contract review, Nortel determined that in respect of certain contracts providing for multiple deliverables, revenues had previously been recognized for which the revenue recognition criteria under SOP 97-2 or SAB 104, as applicable, had not been met. These errors related primarily to situations in which the fair value of an undelivered element under the arrangement could not be established.
In certain arrangements, Nortel had treated commitments to make available a specified quantity of upgrades during the contract period as PCS. Under SOP 97-2, where fair value cannot be established for PCS, revenue is recognized for the entire arrangement ratably over the PCS term. Nortel has now determined that commitments to make available a specified quantity of upgrades do not qualify as PCS and should be accounted for as a separate element of the arrangement from the PCS. Fair value could not be established for these commitments to make available a specified quantity of upgrades and as a result, the revenue related to the entire arrangement should have been deferred until the earlier of when (i) fair value of the undelivered element could be established or (ii) the undelivered element is delivered. Adjustments were made to defer the revenue and related costs until the upgrades were delivered.
In certain multiple element arrangements, Nortel had recognized revenue upon delivery of products under the arrangement although other elements under the arrangement, such as future contractual or implicit PCS, had not been delivered. If sufficient evidence of fair value cannot be established for an undelivered element, revenue related to the delivered products should be deferred until the earlier of when VSOE for the undelivered element can be established or all the remaining elements have been delivered. Once there is only one remaining element, the deferred revenue is recognized based on the revenue recognition guidance applicable to that last undelivered element. For instance, where PCS is the last undelivered element within the unit of accounting, deferred revenue is recognized ratably over the PCS term. As Nortel identified a number of contracts where sufficient evidence of fair value could not be established for the undelivered elements, adjustments were made to defer the revenue and related costs from the periods in which they were originally recorded and until such time as the appropriate criteria recognition were met.
In addition, Nortel identified and corrected certain revenue recognition errors that related to the application of SAB 104 and SOP 97-2. The cumulative adjustments were previously recorded in 2004, rather than restating prior periods, because they were not material either to 2004, or the prior period results as originally reported. As part of the Third Restatement, these adjustments have now been recorded in the appropriate periods as follows:

•	A cumulative correction previously recorded in the third quarter of 2004 has now been recorded primarily in 2003, and prior periods resulting in an increase to revenue of $89 in the third quarter of 2004. The adjustment was to correct for previously recognized revenue relating to past sales of Optical Networks equipment which we determined should have been deferred and recognized with the delivery of future contractual PCS and other services over the term of the PCS.
•	A cumulative correction in the fourth quarter of 2004 has now been recorded in the appropriate prior periods resulting in an increase to revenue of $40 in the fourth quarter of 2004. The adjustment was to correct for previously recognized revenue related to an EMEA contract which should have been deferred until the delivery of certain undelivered elements such as services.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Other revenue recognition adjustments
In addition, errors related to application of profit center definitions were identified and corrected. Nortel made other revenue corrections related to the treatment of non-cash incentives, and certain errors related to the classification of revenue. Other revenue recognition adjustments also reflect the impact on cost of revenues of corrections to standard costing on deferred costs (related to deferred revenue) included in inventory, and other adjustments to inventory to correct standard costing.
Other adjustments
Other miscellaneous adjustments were identified and recorded in the Third Restatement, the more significant of which are summarized below.

Health and Welfare Trust
In prior periods, Nortel had incorrectly netted employee benefit plan assets against the post-employment and post-retirement liabilities and incorrectly recognized gains and losses through the consolidated statement of operations related to certain assets held in an employee benefit trust in Canada (“Health and Welfare Trust”). Historically, Nortel had accounted for the assets of the Health and Welfare Trust in accordance with SFAS No. 106 “Employers Accounting for Post Retirement Benefit Plans” (“SFAS 106”) and SFAS No. 112, “Employers Accounting for Post-Employment Benefit Plans” (“SFAS 112”) which, among other things, permitted the netting of these plan assets against the post-employment and post-retirement liabilities if the assets are appropriately segregated and restricted. Upon further review, Nortel determined that these assets should not have been netted against the liabilities because the Health and Welfare Trust was not legally structured so as to segregate and restrict its assets to meet the definition of plan assets under SFAS 106 and SFAS 112. As a result, Nortel corrected prior periods to present plan assets and liabilities on a gross basis, and to recognize gains and losses in OCI. Nortel further determined that it is the primary beneficiary of the Health and Welfare Trust, which met the definition of a variable interest entity under FIN 46R. As a result, Nortel has corrected prior periods to consolidate the Health and Welfare Trust into its results as of July 1, 2003, the effective date of FIN 46R. The combined impact of these adjustments in the Third Restatement was an increase in cost of revenues of $2 and $10, an increase in selling, general and administrative expense of $3 and $12, an increase in R&D expense of $4 and $6 and an increase in other income of $8 and $9 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, total assets increased by $138 and liabilities increased by $144, including the related foreign exchange impact, as a result of these adjustments.

Foreign exchange
Nortel had previously recorded foreign exchange gains in its 2004 consolidated financial statements, to correct a cumulative error from prior periods related to the functional currency designation of an entity in Brazil. This adjustment was previously recorded in 2004 rather than restating the prior periods, because the adjustment was not material either to the 2004 or the prior period results as originally reported. As part of the Third Restatement, the impact of this adjustment has now been recorded in the appropriate prior periods, resulting in a decrease to other income for the year ended December 31, 2004 of $33 and an increase for the year ended December 31, 2003 of $18.
Nortel also identified and corrected additional foreign currency translation errors related to a pension liability under the Supplemental Executive Retirement Plan and historical balances for certain long-term debt issue and discount costs. The impact of the adjustments in the Third Restatement to correct these errors resulted in a net decrease to other income of $3 for the year ended December 31, 2004 and a decrease of $8 for the year ended December 31, 2003.
In addition, the foreign exchange gains and losses, if any, resulting from the Third Restatement adjustments were recorded in other income-net, and are presented in ‘Other adjustments’ in the consolidated statements of operations tables above.

Other
Nortel had previously capitalized legal and professional fees and real estate impairment costs relating to its transaction with Flextronics International Ltd. (“Flextronics”) for the divestiture of substantially all of Nortel’s remaining

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
manufacturing operations and related activities, accumulating those costs in the consolidated balance sheet as deferred costs starting in 2004. Nortel has determined that these costs should instead have been recognized as incurred in prior periods. Accordingly, Nortel has made adjustments to record these costs in the appropriate prior period, resulting in a decrease to gain (loss) on sale of businesses and assets of $6 for the year ended December 31, 2004.
In 2004, Nortel corrected certain other accounting errors it had identified that related to prior periods. These adjustments were previously recorded in 2004 rather than restating prior periods because they were not material to 2004 or to the financial statements as originally reported. However, as part of the Third Restatement, these adjustments have now been recorded in the appropriate prior periods. These adjustments were as follows:

•	During 2004, Nortel had recorded a cumulative correction to reclassify an operating lease to a capital lease. These adjustments have now been recorded to the appropriate prior periods which resulted in a decrease in selling, general and administrative expense in the year ended December 31, 2004 of $16 and an increase in the year ended December 31, 2003 of $5.
•	Nortel had previously recorded the release of a customer financing provision of $9 in 2004 that should have been recorded in 2003. As a result, selling, general and administrative expense has increased by $9 for the year ended December 31, 2004 and decreased by $9 for the year ended December 31, 2003.
•	Nortel has corrected the useful lives of various leasehold improvement assets, included in plant and equipment — net, which resulted in a decrease to depreciation expense for the year ended December 31, 2004 of $6 and an increase for the year ended December 31, 2003 of $3.

Reclassifications
Nortel had previously classified changes in restricted cash and cash equivalents as a component of net cash from (used in) operating activities of continuing operations. Nortel has now determined that, under SFAS No. 95, “Statement of Cash Flows”, changes in restricted cash and cash equivalents should instead be recorded as a component of net cash from (used in) investing activities of continuing operations. Accordingly, Nortel has made adjustments of $17 and $200 for the years ended December 31, 2004 and 2003, respectively, to reclassify changes in restricted cash and cash equivalents from net cash from (used in) operating activities of continuing operations to net cash from (used in) investing activities of continuing operations in the consolidated statements of cash flows.
Certain sublease income has been reclassified in the consolidated statement of operations. The impact of this adjustment resulted in an increase of $10 and $2 in selling, general and administrative expense and cost of revenues, respectively and an increase in other income of $12 for the year ended December 31, 2004. For the year ended December 31, 2003, sublease income of $15 was reclassified from selling, general and administrative expense to other income.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Balance sheet
The following table presents the impact of the Third Restatement adjustments on Nortel’s previously reported consolidated balance sheet as of December 31, 2004.
Consolidated Balance Sheet as of December 31, 2004

		Revenues and
	As Previously	Cost of Revenues	Other
	Reported	Adjustments	Adjustments	As Restated

ASSETS
Current assets
Cash and cash equivalents	$3,686	$—	$(1)	$3,685
Restricted cash and cash equivalents	80	—	—	80
Accounts receivable — net	2,551	(43)	2	2,510
Inventories — net	1,414	548	—	1,962
Deferred income taxes — net	255	—	—	255
Other current assets	356	3	(1)	358

Total current assets	8,342	508	—	8,850
Investments	159	—	140	299
Plant and equipment — net	1,651	—	(11)	1,640
Goodwill	2,303	—	—	2,303
Intangible assets — net	78	—	—	78
Deferred income taxes — net	3,736	—	2	3,738
Other assets	715	172	(20)	867

Total assets	$16,984	$680	$111	$17,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$996	$—	$(7)	$989
Payroll and benefit-related liabilities	515	—	—	515
Contractual liabilities	569	1	1	571
Restructuring liabilities	254	—	—	254
Other accrued liabilities	2,823	771	(2)	3,592
Long-term debt due within one year	15	—	(1)	14

Total current liabilities	5,172	772	(9)	5,935
Long-term debt	3,862	—	(10)	3,852
Deferred income taxes — net	144	—	—	144
Other liabilities	3,189	240	149	3,578

Total liabilities	12,367	1,012	130	13,509

Minority interests in subsidiary companies	630	(4)	—	626

SHAREHOLDERS’ EQUITY
Common shares, without par value	33,840	—	—	33,840
Additional paid-in capital	3,282	1	—	3,283
Accumulated deficit	(32,583)	(324)	(43)	(32,950)
Accumulated other comprehensive loss	(552)	(5)	24	(533)

Total shareholders’ equity	3,987	(328)	(19)	3,640

Total liabilities and shareholders’ equity	$16,984	$680	$111	$17,775

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
5.     Consolidated financial statement details
The following consolidated financial statement details are presented as of December 31, 2005 and 2004 for the consolidated balance sheets and for each of the three years ended December 31, 2005 for the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Cost of revenues:
In August 2004, Nortel entered into a contract with Bharat Sanchar Nigam Limited (“BSNL”) to establish a wireless network in India. Nortel’s commitments for orders received as of December 31, 2005 and 2004 under this contract have resulted in estimated project losses in each of these years of approximately $148 and $160, respectively, which were recorded as a charge to cost of revenues and accrued within contractual liabilities in the years ended December 31, 2005 and 2004.
During the year ended December 31, 2003, reversals of provisions of $87 relating to a customer bankruptcy settlement reduced cost of revenues and SG&A expense by $53 and $4, respectively, and increased other income (expense) — net by $30.

Selling, general and administrative expense:
SG&A expense included bad debt recoveries of $9, $118 and $188 in the years ended December 31, 2005, 2004 and 2003, respectively.

Research and development expense:

	2005	2004	2003

R&D expense	$1,856	$1,960	$1,968
R&D costs incurred on behalf of others(a)	28	40	72

Total	$1,884	$2,000	$2,040

(a)	These costs included R&D costs charged to customers of Nortel pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Shareholder litigation settlement expense
During the year ended December 31, 2005, Nortel recorded a charge of $2,474 related to an agreement reached in principle for the proposed global settlement of certain shareholder class action litigation. For additional information see notes 22 and 23.

Other income — net:

	2005	2004	2003

Interest income	$73	$70	$84
Write down or gain on sale of investments	67	19	143
Currency exchange gains	68	57	107
Other — net	95	66	132

Other income — net	$303	$212	$466

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Consolidated balance sheets

Accounts receivable — net:

	2005	2004

Trade receivables	$2,266	$2,003
Notes receivable	122	42
Contracts in process	611	574

	2,999	2,619
Less: provision for doubtful accounts	(137)	(109)

Accounts receivable — net	$2,862	$2,510

Inventories — net:

	2005	2004

Raw materials	$777	$933
Work in process	50	123
Finished goods	819	1,079
Deferred costs	2,014	1,512

	3,660	3,647
Less: provision for inventory	(1,039)	(1,143)

Inventories — net	2,621	2,504
Less: long-term deferred costs(a)	(817)	(542)

Current inventories — net	$1,804	$1,962

(a)	Long-term portion of deferred costs is included in other assets.

Other current assets:

	2005	2004

Prepaid expenses	$198	$177
Income taxes recoverable	68	38
Current assets of discontinued operations (note 20)	—	14
Other	530	129

Other current assets	$796	$358

Plant and equipment — net:

	2005	2004

Cost:
Land	$45	$48
Buildings	1,265	1,278
Machinery and equipment	2,190	2,444
Capital lease assets	213	176
Sale lease-back assets	80	59

	3,793	4,005

Less accumulated depreciation:
Buildings	(455)	(399)
Machinery and equipment	(1,679)	(1,884)
Capital lease assets	(78)	(66)
Sale lease-back assets	(17)	(16)

	(2,229)	(2,365)

Plant and equipment — net(a)	$1,564	$1,640

(a)	Included assets held for sale with a carrying value of $136 and $29 as of December 31, 2005 and 2004, respectively, related to owned facilities that were being actively marketed. These assets were written down in previous periods to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel expects to dispose of all of these facilities during 2006.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Goodwill:
The following table outlines goodwill by reportable segment:

			GSM
	Carrier		and
	Packet	CDMA	UMTS	Enterprise
	Networks	Networks	Networks	Networks	Total

Balance — as of December 31, 2003	$578	$26	$9	$1,694	$2,307
Change:
Disposal	(13)	—	—	(2)	(15)
Foreign exchange	6	2	—	3	11

Balance — as of December 31, 2004	571	28	9	1,695	2,303
Change:
Additions (note 10)	11	14	9	308	342
Disposal	(38)	—	—	—	(38)
Foreign exchange	(8)	(3)	—	(4)	(15)

Balance — as of December 31, 2005	$536	$39	$18	$1,999	$2,592

During each of the years ended December 31, 2005 and 2004, Nortel performed its annual goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and concluded that there was no impairment.

Intangible assets — net:

	2005	2004

Other intangible assets(a)	$135	$38
Pension intangible assets (note 9)	37	40

Intangible assets — net(b)	$172	$78

(a)	Other intangible assets are being amortized over a weighted average period of approximately nine years ending in 2014. Amortization expense for the next five years commencing in 2006 is expected to be $28, $26, $19, $17 and $14, respectively. The majority of amortization expense is denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.
(b)	The increase related primarily to intangible assets acquired in the PEC Solutions, Inc. acquisition and the formation of the joint venture with LG Electronics Inc., see note 10.

Other accrued liabilities:

	2005	2004

Outsourcing and selling, general and administrative related provisions	$256	$322
Customer deposits	38	28
Product related provisions	42	57
Warranty provisions (note 13)	208	273
Deferred revenue	1,289	1,420
Miscellaneous taxes	66	53
Income taxes payable	83	112
Interest payable	65	62
Advance billings in excess of revenues recognized to date on contracts	1,195	1,146
Shareholder litigation settlement provision (notes 22 and 23)	804	—
Other	154	119

Other accrued liabilities	$4,200	$3,592

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Other liabilities:

	2005	2004

Pension, post-employment and post-retirement benefit liabilities	$2,459	$2,350
Restructuring liabilities (note 7)	203	209
Deferred revenue	1,073	783
Shareholder litigation settlement provision (notes 22 and 23)	1,899	—
Other long-term provisions	301	236

Other liabilities	$5,935	$3,578

Minority interests in subsidiary companies:

	2005	2004

Preferred shares of NNL (Authorized: unlimited number of Class A and Class B)
Series 5, issued November 26, 1996 for consideration of Canadian $400(a)	$294	$294
Series 7, issued November 28, 1997 for consideration of Canadian $350(b)	242	242
Other(c)	244	90

Minority interests in subsidiary companies	$780	$626

(a)	As of December 31, 2005 and 2004, 16 million Class A Series 5 preferred shares were outstanding. Since December 1, 2001, holders of Series 5 preferred shares are entitled to, if declared, a monthly floating cumulative preferential cash dividend based on Canadian prime rates.
(b)	As of December 31, 2005 and 2004, 14 million Class A Series 7 preferred shares were outstanding. Since December 1, 2002, holders of the Series 7 preferred shares are entitled to, if declared, a monthly floating non-cumulative preferential cash dividend based on Canadian prime rates.
(c)	Other includes minority interest in joint ventures primarily in Europe and Asia.

Consolidated statements of cash flows

Change in operating assets and liabilities:

	2005	2004	2003

Accounts receivable — net	$(248)	$(66)	$(197)
Inventories — net	(266)	(692)	352
Income taxes	(58)	(63)	18
Restructuring liabilities	(138)	(57)	(230)
Accounts payable, payroll and contractual liabilities	283	255	(615)
Other operating assets and liabilities	210	(32)	(207)

Change in operating assets and liabilities	$(217)	$(655)	$(879)

Cash and cash equivalents:

	2005	2004	2003

Cash on hand and balances with banks	$767	$773	$761
Short-term investments	2,184	2,912	3,241

Cash and cash equivalents at end of year	$2,951	$3,685	$4,002

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Acquisitions of investments and businesses — net of cash acquired:

	2005	2004	2003

Cash acquired	$(26)	$(6)	$(5)
Total net assets acquired other than cash	(651)	(5)	(114)

Total purchase price	(677)	(11)	(119)
Less:
Cash acquired	26	6	5
Non-cash consideration paid other than common share options and contingent consideration	—	—	83

Acquisitions of investments and businesses — net of cash acquired	$(651)	$(5)	$(31)

Interest and taxes paid (recovered):

	2005	2004	2003

Cash interest paid	$203	$189	$186
Cash taxes paid (recovered) — net	$48	$40	$(4)

6.	Segment information

General description
Effective January 1, 2005, Nortel changed its reportable segments to the following: (a) Carrier Packet Networks, which is substantially an amalgamation of Nortel’s previous Wireline Networks and Optical Networks operating segments; (b) Code Division Multiple Access (“CDMA”) Networks, which previously represented a portion of Nortel’s Wireless Networks operating segment; (c) Global System for Mobile communications (“GSM”) and Universal Mobile Telecommunications Systems (“UMTS”) Networks, which also previously represented a portion of Nortel’s Wireless Networks operating segment; and (d) Enterprise Networks, which remains substantially unchanged from the previous Enterprise Networks operating segment. The 2004 and 2003 full year segment results have been restated to conform to the new segments that were reported commencing in the first quarter of 2005. There is no impact to Nortel’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows. Nortel’s four reportable segments and other business activities are described below:

•	Carrier Packet Networks provides: (i) circuit and packet voice solutions, (ii) data networking and security solutions and (iii) optical networking solutions. Together, these solutions provide data, voice and multimedia communications solutions to Nortel’s service provider customers that operate wireline networks. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers.
•	CDMA Networks provides communication network solutions to Nortel’s wireless service provider customers based on CDMA and Time Division Multiple Access (“TDMA”) technologies to enable those service providers to offer their customers, the subscribers for wireless communication services, the ability to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices.
•	GSM and UMTS Networks also provides communication network solutions to Nortel’s wireless service provider customers; however, these solutions are based on GSM and UMTS technologies.
•	Enterprise Networks provides: (i) circuit and packet voice solutions and (ii) data networking and security solutions which provide data, voice and multimedia communications solutions to Nortel’s enterprise customers. Nortel’s Enterprise Networks customers consist of a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.
•	“Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed separately as reportable segments. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

allocated to the segments are primarily related to Nortel’s corporate compliance and other non-operational activities and are included in “Other”.
Nortel’s president and chief executive officer (“the CEO”) has been identified as the Chief Operating Decision Maker in assessing the performance of the segments and the allocation of resources to the segments. The CEO relies on the information derived directly from Nortel’s management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes (“Management EBT”), a measure that includes the cost of revenues, SG&A expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements. Prior period segment results have been adjusted to conform to the current period presentation to reflect the movement of certain products and functional allocations.
On September 30, 2005, Nortel announced a new organizational structure that it expects will strengthen its enterprise focus, drive product efficiencies and enhance Nortel’s delivery of global services. The new alignment includes two product groups: (i) Enterprise Solutions and Packet Networks, which combines optical networking solutions (included in Carrier Packet Networks segment in 2005), and portions of circuit and packet voice solutions and data networking and security solutions (included in both Carrier Packet Networks segment and Enterprise Networks segment in 2005) into a unified product group; and (ii) Mobility and Converged Core Networks, which combines Nortel’s CDMA solutions and GSM and UMTS solutions (each a separate segment in 2005) and other circuit and packet voice solutions and data networking and security solutions (included in both Carrier Packet Networks segment and Enterprise Networks segment in 2005). By creating two product groups, Nortel expects to simplify its business model and create new cost efficiencies by leveraging common hardware and software platforms. Nortel expects these two product groups to form its reportable segments commencing in the first quarter of 2006.
Nortel is also in the process of establishing an operating segment that focuses on providing professional services in five key areas: integration services, security services, managed services, optimization services and maintenance services. Nortel expects this operating segment to become a third reportable segment in the second half of 2006.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Segments
The following tables set forth information by segment for the years ended December 31:

	2005	2004	2003

Revenues
Carrier Packet Networks	$2,828	$2,589	$3,132
CDMA Networks	2,321	2,216	2,356
GSM and UMTS Networks	2,799	2,411	1,882
Enterprise Networks	2,570	2,289	2,531

Total reportable segments	10,518	9,505	9,901
Other(a)	5	11	31

Total revenues	$10,523	$9,516	$9,932

Management EBT
Carrier Packet Networks	$51	$(298)	$(131)
CDMA Networks	685	688	800
GSM and UMTS Networks	(4)	(197)	(162)
Enterprise Networks	150	136	242

Total reportable segments	882	329	749
Other(b)	(806)	(516)	(309)

Total management EBT	76	(187)	440

Amortization of intangibles	(17)	(9)	(101)
Deferred stock option compensation	—	—	(16)
Special charges	(170)	(181)	(288)
Gain (loss) on sale of businesses and assets	(47)	91	4
Shareholder litigation settlement expense	(2,474)	—	—
Income tax benefit (expense)	56	30	83

Net earnings (loss) from continuing operations	$(2,576)	$(256)	$122

(a)	“Other” represents miscellaneous revenues that do not correspond to any individual reportable segment.

(b)	“Other” represents miscellaneous business activities, corporate functions, non-operating costs and includes interest attributable to long-term debt.

Product revenues
The following table sets forth external revenues by product for the years ended December 31:

	2005	2004	2003

CDMA solutions	$2,321	$2,216	$2,356
GSM and UMTS solutions	2,799	2,411	1,882
Circuit and packet voice solutions	2,748	2,582	2,989
Optical networking solutions	1,186	958	1,172
Data networking and security solutions	1,321	1,338	1,501
Other	148	11	32

Total	$10,523	$9,516	$9,932

For the years ended December 31, 2005, 2004 and 2003, no customer had revenues greater than 10 percent of consolidated revenues.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Geographic information
The following table sets forth external revenues by geographic region based on the location of the customer for the years ended December 31:

	2005	2004	2003

U.S.	$5,206	$4,646	$5,329
EMEA	2,725	2,496	2,253
Canada	576	553	599
Asia Pacific	1,405	1,261	1,258
CALA	611	560	493

Total	$10,523	$9,516	$9,932

Long-lived assets
The following table sets forth long-lived assets representing plant and equipment — net, goodwill and other intangible assets — net by geographic region as of December 31:

	2005	2004

U.S.	$2,926	$2,583
EMEA	475	607
Canada	702	744
Other regions(a)	225	87

Total	$4,328	$4,021

(a)	The Asia Pacific and CALA regions.

7.	Special charges
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
In 2004 and 2005, Nortel’s focus was on managing each of its businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, Nortel announced a strategic plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments, but primarily in Carrier Packet Networks (the “2004 Restructuring Plan”). Nortel estimates total charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $410 comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. Approximately $165 of the aggregate charges were incurred in 2004 and $177 in 2005 with the remainder expected to be substantially incurred during 2006.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
During the years ended December 31, 2005, 2004 and 2003, Nortel continued to implement these restructuring work plans. Special charges recorded from January 1, 2003 to December 31, 2005 were as follows:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment			Special
	Reduction	Costs	Write Downs	Other	Total	Charges

2004 Restructuring Plan
Provision balance as of January 1, 2004	$—	$—	$—	$—	$—
Other special charges	163	—	2	—	165	$165
Revisions to prior accruals	—	—	—	—	—	—
Cash drawdowns	(38)	—	—	—	(38)
Non-cash drawdowns	—	—	(2)	—	(2)
Foreign exchange and other adjustments	(1)	—	—	—	(1)

Provision balance as of December 31, 2004	$124	$—	$—	$—	$124

Total special charges for the year ended December 31, 2004						$165

Other special charges	$68	$72	$30	$—	$170	$170
Revisions to prior accruals	—	6	1	—	7	7
Cash drawdowns	(167)	(13)	—	—	(180)
Non-cash drawdowns	—	—	(30)	—	(30)
Foreign exchange and other adjustments	(4)	(4)	(1)	—	(9)

Provision balance as of December 31, 2005	$21	$61	$—	$—	$82

Total special charges for the year ended December 31, 2005						$177

2001 Restructuring Plan
Provision balance as of January 1, 2003	$213	$621	$—	$9	$843
Other special charges	199	68	74	—	341	$341
Revisions to prior accruals	(44)	19	(28)	—	(53)	(53)
Cash drawdowns	(274)	(275)	—	(9)	(558)
Non-cash drawdowns	(41)	—	(46)	—	(87)
Foreign exchange and other adjustments	13	27	—	—	40

Provision balance as of December 31, 2003	$66	$460	$—	$—	$526

Total special charges for the year ended December 31, 2003						$288

Other special charges	$7	$—	$—	$—	$7	$7
Revisions to prior accruals	(4)	13	—	—	9	9
Cash drawdowns	(49)	(167)	—	—	(216)
Non-cash drawdowns	(4)	—	—	—	(4)
Foreign exchange and other adjustments	(1)	18	—	—	17

Provision balance as of December 31, 2004	$15	$324	$—	$—	$339

Total special charges for the year ended December 31, 2004						$16

Revisions to prior accruals	$(5)	$1	$(3)	$—	$(7)	$(7)
Cash drawdowns	(6)	(107)	—	—	(113)
Non-cash drawdowns	—	—	3	—	3
Foreign exchange and other adjustments	(1)	(5)	—	—	(6)

Provision balance as of December 31, 2005	$3	$213	$—	$—	$216

Total special charges for the year ended December 31, 2005						$(7)

Total provision balance as of December 31, 2005(a)	$24	$274	$—	$—	$298

(a)	As of December 31, 2005 and 2004, the short-term provision balance was $95 and $254, respectively, and the long-term provision balance was $203 and $209, respectively.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Regular full-time (“RFT”) employee notifications resulting in special charges for both restructuring plans were as follows:

	Employees (Approximate)

	Direct(a)	Indirect(b)	Total

RFT employee notifications by period:
During 2003	400	1,400	1,800
During 2004	200	1,700	1,900
During 2005	61	893	954

RFT employee notifications for the three years ended December 31, 2005	661	3,993	4,654

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel’s products.
(b)	Indirect employees included employees performing manufacturing, management, sales, marketing, research and development and administrative activities.

2004 Restructuring Plan

Year ended December 31, 2005
For the year ended December 31, 2005, Nortel recorded special charges of $177, which included revisions of $7, related to prior accruals.
Workforce reduction charges of $68 were related to severance and benefit costs associated with 954 employees notified of termination during the year ended December 31, 2005. The workforce reduction provision balance was drawn down by cash payments of $167 during 2005. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments. The remaining provision is expected to be substantially drawn down by the end of the first half of 2006.
Contract settlement and lease costs of $78 included revisions to prior accruals of $6 and consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and EMEA and in the Carrier Packet Networks and Enterprise Networks segments. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. During 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $13. The remaining provision, net of approximately $32 in estimated sublease income, is expected to be substantially drawn down by the end of 2018.
Plant and equipment charges of $31 were related to current period write downs to fair value less costs to sell owned facilities and plant and manufacturing related equipment. Included in these charges were revisions of $1 related to prior write downs of assets held for sale related primarily to adjustments to original plans or estimated amounts for certain facility closures.

Year ended December 31, 2004
For the year ended December 31, 2004, Nortel recorded total special charges of $165.
Workforce reduction charges of $163 were related to severance and benefit costs associated with approximately 1,850 employees, of which 1,800 had been notified of termination during 2004. The remaining charge related to termination benefits attributable to ongoing employee benefit arrangements. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments.
During the year ended December 31, 2004, the workforce reduction provision balance was drawn down by cash payments of $38.
Plant and equipment charges of $2 were related to current period write downs to fair value less costs to sell for various leasehold improvements and excess equipment held for sale.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

2004 Restructuring Plan — by Segment
The following table outlines special charges incurred by segment for each of the two years ended December 31:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2004 Restructuring Plan
Carrier Packet Networks	$83	$—	$—	$83
CDMA Networks	14	—	—	14
GSM and UMTS Networks	21	—	—	21
Enterprise Networks	26	—	—	26
Other	19	—	2	21

Total special charges for the year ended December 31, 2004	$163	$—	$2	$165

Carrier Packet Networks	$40	$49	$17	$106
CDMA Networks	5	4	2	11
GSM and UMTS Networks	14	11	7	32
Enterprise Networks	9	14	5	28
Other	—	—	—	—

Total special charges for the year ended December 31, 2005	$68	$78	$31	$177

2001 Restructuring Plan

Year ended December 31, 2005
For the year ended December 31, 2005, Nortel recorded revisions of $(7), of which $(5) related to revisions of prior accruals for workforce reductions.
The workforce reduction provision balance was drawn down by cash payments of $6 during 2005. The remaining provision is expected to be substantially drawn down by the end of 2006.
Revisions of $1 were recorded during the period related to prior contract settlement and lease costs. The provision balance for contract settlement and lease costs was drawn down by cash payments of $107. The remaining provision, net of approximately $183 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.
No new plant and equipment charges were incurred during 2005. Revisions of $(3) to prior write downs of assets held for sale related primarily to adjustments to original plans or estimated amounts for certain facility closures.

Year ended December 31, 2004
For the year ended December 31, 2004, Nortel recorded total special charges of $16, which included revisions of $9 related to prior accruals.
Workforce reduction charges of $7 were related to severance and benefit costs associated with approximately 80 employees notified of termination. The workforce reduction occurred in Canada and related entirely to Carrier Packet Networks. Offsetting these charges were revisions to prior accruals of $4 which were primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments. During 2004, the workforce reduction provision balance was drawn down by cash payments of $49.
No new contract settlement and lease costs were incurred during 2004. Revisions to prior accruals of $13 resulted primarily from changes in estimates for sublease income and costs to vacate certain properties, across all segments. During 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $167. The remaining provision, net of approximately $248 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.
No new plant and equipment charges were incurred during 2004.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The table below summarizes the total costs estimated to be incurred as a result of the exit activities initiated in 2003, which have met the criteria described in SFAS 146, the balance of these accrued expenses as of December 31, 2005 and the movement in the accrual for the year ended December 31, 2005. These costs are included in the provision balance above for the 2001 Restructuring Plan as of December 31, 2005.

	Accrued				Accrued
	Balance as of	Costs	Payments	Adjustments	Balance as of
	December 31,	Incurred During	Made During	Made During	December 31,
	2004	2005	2005	2005	2005

Lease costs(a)	$31	$—	$(1)	$(5)	$25

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $69, of which $19 was drawn down by cash payments of $21 and non-cash adjustments of $(2) prior to January 1, 2005.

Year ended December 31, 2003
For the year ended December 31, 2003, Nortel recorded total special charges of $288, which were net of revisions of $53 related to prior accruals.
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
Contract settlement and lease costs of $68 consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office, warehouse and manufacturing space) and leased furniture that were identified as no longer required across all segments. These lease costs, net of anticipated sublease income, included non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. In addition to these charges were revisions to prior accruals of $19 resulting primarily from changes in estimates for sublease income and costs to vacate certain properties, across all segments. During 2003, the provision balance for contract settlement and lease costs was drawn down by cash payments of $275.
Plant and equipment charges of $74 were largely related to current period write downs to fair value less costs to sell for various leasehold improvements and excess Carrier Packet Networks equipment held for sale. Offsetting these charges were revisions of $28 to prior write downs of assets held for sale related primarily to adjustments to original plans or estimated amounts for certain facility closures.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

2001 Restructuring Plan — by Segment
The following table outlines special charges incurred by segment for each of the three years ended December 31:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2001 Restructuring Plan
Carrier Packet Networks	$60	$33	$28	$121
CDMA Networks	6	4	1	11
GSM and UMTS Networks	42	24	8	74
Enterprise Networks	31	18	6	55
Other	16	8	3	27

Total special charges for the year ended December 31, 2003	$155	$87	$46	$288

Carrier Packet Networks	$3	$6	$—	$9
CDMA Networks	—	2	—	2
GSM and UMTS Networks	—	2	—	2
Enterprise Networks	—	2	—	2
Other	—	1	—	1

Total special charges for the year ended December 31, 2004	$3	$13	$—	$16

Carrier Packet Networks	$(2)	$1	$(2)	$(3)
CDMA Networks	—	—	—	—
GSM and UMTS Networks	(2)	—	(1)	(3)
Enterprise Networks	(1)	—	—	(1)
Other	—	—	—	—

Total special charges for the year ended December 31, 2005	$(5)	$1	$(3)	$(7)

As described in note 6, segment Management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.
8.     Income taxes
As of December 31, 2005, Nortel’s net deferred tax assets, excluding discontinued operations, were $3,902, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carry forwards and tax credit carry forwards.
In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), Nortel reviews all available positive and negative evidence to evaluate the recoverability of the deferred tax assets. This includes a review of such evidence as the carry forward periods of the significant tax assets, Nortel’s history of generating taxable income in its material tax jurisdictions, Nortel’s cumulative profits or losses in recent years, and Nortel’s forecast of earnings in its material jurisdictions. On a jurisdictional basis, Nortel is in a cumulative loss position in certain of its material jurisdictions. For these jurisdictions, Nortel continues to maintain a valuation allowance against a portion of its deferred income tax assets. Nortel has concluded that it is more likely than not that the remaining deferred tax assets in these jurisdictions will be realized.
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
Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the amount of $56. Nortel is currently in the process of appealing these assessments and believes that it has adequately provided for tax adjustments that are probable as a result of the outcome of the ongoing appeals process.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
In addition, the tax authorities in France have issued two preliminary notices of proposed assessment in respect of the 2001 and 2002 taxation years. These assessments collectively propose adjustments to taxable income of approximately $800 as well as certain adjustments to withholding and other taxes of approximately $50 plus applicable interest and penalties. Other than the withholding and other taxes, Nortel has sufficient loss carry forwards to absorb the entire amount of the proposed assessment. However, no amount has been provided for these assessments since Nortel believes that the proposed assessments are without merit and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time.
Nortel had previously entered into Advance Pricing Arrangements (“APAs”) with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities of the U.S., Canada and the United Kingdom (“U.K.”) that applied to the taxation years beginning in 2000. The APA requests are currently under consideration but the tax authorities have not begun to negotiate the terms of the arrangements. Nortel has applied the transfer pricing methodology proposed in the APA requests in preparing its tax returns and accounts beginning in 2001.
As part of the APA applications, Nortel has requested that the methodology adopted in 2001 be applied retroactively to the 2000 taxation year. Such retroactive application would result in an increase in taxable income in certain jurisdictions offset by an equal decrease in taxable income in the other jurisdictions. Nortel had previously concluded that it was probable that the retroactive application of the proposed methodology would be accepted by the tax authorities and prepared its income tax estimates (both current and deferred taxes) on the basis that the 2000 taxation year would be governed by the APA submission. As a result, Nortel had previously provided approximately $140 for taxes and interest in various tax jurisdictions that would be due as a result of retroactive application of the APA. In the fourth quarter of 2005, Nortel obtained new information and as a result can no longer conclude that it is probable that the APA will be retroactively applied. Nortel has recalculated its current and deferred tax balances assuming the 2000 tax year would not be subject to the retroactive application of the APA. As a result, the gross deferred income tax balances in its material jurisdictions were recalculated on an as filed basis, and the liability of $140 for taxes and interest that was previously accrued was released in the fourth quarter of 2005.
The outcome of the APA applications is uncertain and possible additional losses, as they relate to the APA negotiations, cannot be determined at this time. However, Nortel does not believe it is probable that the ultimate resolution of these negotiations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. Despite Nortel’s current belief, if this matter is resolved unfavorably, it could have a material adverse effect on Nortel’s consolidated financial position, results of operations and cash flows.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (expense) included in the consolidated statements of operations for each of the years ended December 31:

	2005	2004	2003

Income taxes at Canadian rates
(2005 — 34.5%, 2004 — 33.3%, 2003 — 35.8%)	$892	$80	$(48)
Difference between Canadian rates and rates applicable to subsidiaries in the U.S. and other jurisdictions	34	(2)	(23)
Valuation allowances on tax benefits	(138)	(203)	(16)
Utilization of losses	18	2	98
Tax benefit of investment tax credits, net of valuation allowance	39	43	41
Shareholder litigation settlement	(854)	—	—
Adjustments to provisions and reserves	141	25	29
Foreign withholding and other taxes	(13)	(14)	(13)
Corporate minimum taxes	(14)	(8)	(9)
Impact of non-taxable/(non-deductible) items and other differences	(49)	107	24

Income tax benefit (expense)	$56	$30	$83

Details of Nortel’s income (loss):
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies:
Canadian, excluding gain (loss) on sale of businesses and assets	$(2,622)	$(306)	$(242)
U.S. and other, excluding gain (loss) on sale of businesses and assets	83	(25)	372
Gain (loss) on sale of businesses and assets	(47)	91	4

	$(2,586)	$(240)	$134

Income tax benefit (expense):
Canadian, excluding gain (loss) on sale of businesses and assets	$21	$16	$188
U.S. and other, excluding gain (loss) on sale of businesses and assets	35	14	(105)

	$56	$30	$83

Income tax benefit (expense):
Current	$(23)	$(16)	$30
Deferred	79	46	53

Income tax benefit (expense)	$56	$30	$83

Details of movement in valuation allowance
Opening Valuation Allowance	$(3,717)	$(3,416)	$(3,046)
Amounts charged to income tax benefit (expense)	(116)	(201)	82
Amounts charged to other comprehensive loss	(72)	(57)	(20)
Other (additions)/deductions(a)	495	(43)	(432)

Closing Valuation Allowance	$(3,410)	$(3,717)	$(3,416)

(a)	Other additions and deductions represent the net impacts of foreign exchange, deferred tax assets that expired during the period, tax rate changes, and tax return and other adjustments.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The following table shows the significant components included in deferred income taxes as of December 31:

	2005	2004

Assets:
Tax benefit of loss carryforwards	$4,433	$4,990
Investment tax credits, net of deferred tax liability	1,174	1,123
Provisions and reserves	786	734
Post-retirement benefits other than pensions	306	255
Plant and equipment	96	133
Pension plan liabilities	610	442
Deferred compensation	256	208

	7,661	7,885
Valuation allowance	(3,410)	(3,717)

	4,251	4,168

Liabilities:
Provisions and reserves	109	157
Plant and equipment	34	—
Unrealized foreign exchange and other	206	162

	349	319

Net deferred income tax assets	$3,902	$3,849

No deferred income tax asset has been recorded at this time with respect to any tax benefit relating to the proposed shareholder litigation settlement (see notes 22 and 23) since the amount of the settlement that is deductible for income tax purposes cannot be reasonably determined until such time as the definitive agreements have been concluded.
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
As of December 31, 2005, Nortel had the following net operating and capital loss carryforwards and tax credits which are scheduled to expire in the following years:

	Net
	Operating	Capital	Tax
	Losses	Losses(a)	Credits(b)	Total

2006 - 2008	$135	$1	$322	$458
2009 - 2011	1,594	—	643	2,237
2012 - 2018	674	11	368	1,053
2019 - 2025	2,682	—	235	2,917
Indefinitely	2,669	4,436	33	7,138

	$7,754	$4,448	$1,601	$13,803

(a)	The capital losses related primarily to the U.K. and may only be used to offset future capital gains. Nortel has recorded a full valuation allowance against this future tax benefit.
(b)	Global investment tax credits of $39, $43 and $41 have been applied against the income tax provision in 2005, 2004 and 2003, respectively. Unused tax credits can be utilized to offset deferred taxes payable primarily in Canada.
9.     Employee benefit plans
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
In 2005, the impact of reductions in discount rates more than offset the favorable impacts of strong pension asset returns and the contributions made by Nortel. As a result, Nortel was required to adjust the minimum pension liability for certain plans, representing the amount by which the accumulated benefit obligation less the fair value of the plan assets was greater than the recorded liability. The effect of this adjustment and the related foreign currency translation adjustment was to increase accumulated other comprehensive loss (before tax) by $216, decrease intangible assets by $3 and increase pension liabilities by $213.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the consolidated balance sheets as of December 31:

			Post-Retirement
	Defined Benefit Plans		Benefits

	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation — beginning	$8,311	$7,378	$719	$754
Service cost	123	122	8	9
Interest cost	458	422	42	43
Plan participants’ contributions	6	8	8	8
Plan amendments	3	1	—	(22)
Actuarial loss (gain)	835	398	82	(57)
Acquisitions/divestitures/settlements	9	—	—	—
Special and contractual termination benefits	21	7	—	—
Curtailments	9	—	(1)	—
Benefits paid	(541)	(506)	(43)	(43)
Foreign exchange	(282)	481	19	27

Benefit obligation — ending	$8,952	$8,311	$834	$719

Change in plan assets:
Fair value of plan assets — beginning	$6,105	$5,415	$—	$—
Actual return on plan assets	919	542	—	—
Employer contributions	174	284	35	35
Plan participants’ contributions	6	8	8	8
Acquisitions/divestitures/settlements	(4)	—	—	—
Special termination benefits	—	2	—	—
Benefits paid	(541)	(506)	(43)	(43)
Foreign exchange	(203)	360	—	—

Fair value of plan assets — ending	$6,456	$6,105	$—	$—

Unfunded status of the plans	$(2,496)	$(2,206)	$(834)	$(719)
Unrecognized prior service cost (credit)	16	18	(44)	(48)
Unrecognized net actuarial losses (gains)	2,125	1,955	129	44
Contributions after measurement date	40	34	4	8

Net amount recognized	$(315)	$(199)	$(745)	$(715)

Amounts recognized in the accompanying consolidated balance sheets consist of:
Other liabilities — long-term	$(1,533)	$(1,508)	$(725)	$(686)
Other liabilities — current	(332)	(93)	(20)	(29)
Intangible assets — net	37	40	—	—
Other assets	2	1	—	—
Foreign currency translation adjustment	163	229	—	—
Accumulated other comprehensive loss	1,348	1,132	—	—

Net amount recognized	$(315)	$(199)	$(745)	$(715)

The following details selected information for defined benefit plans, all of which have accumulated benefit obligations in excess of the fair value of plan assets as of December 31:

	2005	2004

Projected benefit obligation	$8,938	$8,293
Accumulated benefit obligation	$8,312	$7,692
Fair value of plan assets	$6,438	$6,086

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The following details the net pension expense, all related to continuing operations, and the underlying assumptions for the defined benefit plans for the years ended December 31:

	2005	2004	2003

Pension expense:
Service cost	$123	$122	$122
Interest cost	458	422	401
Expected return on plan assets	(427)	(411)	(395)
Amortization of prior service cost	2	4	9
Amortization of net losses	97	77	50
Settlement losses	—	—	41
Curtailment losses	12	—	—
Special and Contractual termination benefits	21	7	8

Net pension expense	$286	$221	$236

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.1%	5.7%	5.8%
Rate of compensation increase	4.4%	4.5%	4.2%
Weighted-average assumptions used to determine net pension expense for years ended December 31:
Discount rate	5.7%	5.8%	6.3%
Expected rate of return on plan assets	7.4%	7.4%	7.8%
Rate of compensation increase	4.5%	4.2%	4.2%
The following details the amounts included within other comprehensive income (loss) for the years ended December 31:

	Defined Benefit
	Plans

	2005	2004

Increase in minimum pension liability adjustment included in other comprehensive income (loss)	$216	$117
The following details the net cost components, all related to continuing operations, and underlying assumptions of post-retirement benefits other than pensions for the years ended December 31:

	2005	2004	2003

Post-retirement benefit cost:
Service cost	$8	$9	$9
Interest cost	42	43	40
Expected return on plan assets	—	—	—
Amortization of net losses (gains)	—	2	(1)
Amortization of prior service cost	(4)	(3)	(3)

Net post-retirement benefit cost	$46	$51	$45

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.4%	5.9%	6.0%
Weighted-average assumptions used to determine net post-retirement benefit cost for years ended December 31:
Discount rate	5.9%	6.0%	6.8%
Weighted-average health care cost trend rate	7.8%	8.3%	8.5%
Weighted-average ultimate health care cost trend rate	4.8%	4.8%	4.8%

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2005	2004	2003

Effect on aggregate of service and interest costs
1% increase	$5	$5	$5
1% decrease	$(4)	$(4)	$(4)
Effect on accumulated post-retirement benefit obligations
1% increase	$86	$67	$66
1% decrease	$(70)	$(55)	$(55)
As of December 31, 2005, the expected benefit payments for the next ten years for the defined benefit plans and the post-retirement benefits other than pensions are as follows, along with the expected reimbursement amounts related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIM Act”):

			Expected
			MPDIM Subsidy
	Defined Benefit	Post-Retirement	(Post-Retirement
	Plans	Benefit Plans	Benefit Plans)

2006	$490	$41	$(1)
2007	459	43	(1)
2008	470	45	(1)
2009	485	46	(1)
2010	501	48	(1)
2011 - 2015	2,797	253	(8)
The target allocation percentages and the year-end percentages based on actual asset balances of the defined benefit plans as of December 31 are as follows:

	2005		2004

	Target	Actual	Target	Actual

Debt instruments	43%	41%	41%	40%
Equity securities	56%	57%	59%	59%
Other	1%	2%	0%	1%
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
The primary method of managing risk within the portfolio is through diversification among and within asset categories, and through the utilization of a wide array of active and passive investment managers. Broadly, the assets are allocated between debt and equity instruments. Included within the debt instruments are government and corporate fixed income securities, money market securities, mortgage-backed securities and inflation indexed securities. Generally, these debt instruments are considered investment grade. Included in equity securities are developed and emerging market stocks of companies at a variety of capitalization levels. The securities are predominantly publicly traded. The amount of employer and related-party securities that the defined benefit plans may hold is governed by the statutory limitations of the jurisdictions of the applicable plans. Included in equity securities of the defined benefit plans are common shares of Nortel Networks Corporation, held directly or through pooled funds, with an aggregate market value of $5 (0.1 percent of total plan assets) and $11 (0.2 percent of total plan assets) as of December 31, 2005 and 2004, respectively.
As a policy, assets within the defined benefit plans are reviewed to the target allocations at least on a quarterly basis and adjustments made as appropriate. The plans commission periodic asset and liability studies to determine the optimal allocation of the portfolio’s assets. These studies consider a variety of the plan characteristics, including membership,

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
benefits and liquidity needs, and utilize mean-variance analysis of historic and projected investment returns to develop a range of acceptable asset mixes among a variety of asset classes.
To develop the expected long-term rate of return on assets assumption, Nortel considered the weighted-average historical returns and the future expectations for returns for each asset class.
Nortel expects to make cash contributions of approximately $335 in 2006 to the defined benefit plans, including a portion related to a pension funding agreement in the United Kingdom that requires additional contributions through April 2007 and approximately $20 in 2006 to the post-retirement benefit plans. Nortel currently is in discussions with the Trustee of Nortel’s pension plan in the U.K. to establish a long term funding agreement which would increase the level of 2006 contributions.
Under the terms of the Balanced Program, Investor Program and Traditional Program, eligible employees may contribute a portion of their compensation to an investment plan. Based on the specific program that the employee is enrolled in, Nortel matches a percentage of the employee’s contributions up to a certain limit. The cost of these investment plans was $67, $75 and $73 for the years ended December 31, 2005, 2004 and 2003, respectively.
Under the terms of the Balanced Program and Flexible Benefits Plan, Nortel contributes a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement. The cost of these plan arrangements was $20, $20 and $17 for the years ended December 31, 2005, 2004 and 2003, respectively.
10.     Acquisitions, divestitures and closures

Acquisitions

PEC Solutions, Inc.
On June 3, 2005, Nortel Networks Inc. (“NNI”), an indirect subsidiary of Nortel, indirectly acquired approximately 26,693,725 shares of PEC Solutions, Inc. (“PEC”) representing approximately 95.6 percent of the outstanding shares of common stock of PEC, through a cash tender offer at a price of $15.50 per share. The aggregate cash consideration in connection with the acquisition of PEC (including $33 paid on June 9, 2005, with respect to stock options) was approximately $449, including estimated costs of acquisition of $8. Nortel acquired more than 90 percent of the outstanding shares of PEC pursuant to the tender offer. Any shares that were not purchased in the tender offer ceased to be outstanding and were converted into the right to receive cash in the amount of $15.50 per share.
PEC (now Nortel Government Solutions, Incorporated) provides professional technology services that enable government entities to use the Internet to enhance productivity and improve services to the public. PEC’s primary customers are executive agencies and departments of the U.S. Federal Government, the U.S. Federal Judiciary and prime contractors to the U.S. government. Nortel expects the PEC acquisition to allow Nortel to pursue opportunities in areas that complement Nortel’s existing products and to increase its competitiveness in the government market. In order to comply with the U.S. National Industrial Security Program and to mitigate foreign ownership, control or influence, voting control of PEC must be vested in citizens of the U.S. Accordingly, proxy holders for Nortel’s shares of PEC have been appointed and approved by the U.S. Defense Security Service. In accordance with a proxy agreement executed in July 2005, the proxy holders exercise all prerogatives of ownership with complete freedom to act independently and have assumed full responsibility for the voting stock. Notwithstanding, for accounting purposes, Nortel has determined that PEC is a VIE, and Nortel is the primary beneficiary (see note 15).
This acquisition was accounted for using the purchase method. Nortel has recorded approximately $278 of non-amortizable intangible assets associated with the acquisition of PEC, which assets consist solely of goodwill. The goodwill of PEC is not deductible for tax purposes, and has been allocated to Nortel’s Enterprise Networks segment.
The allocation of the purchase price presented below is based on management’s best estimate of the relative values of the assets acquired and liabilities assumed in the PEC acquisition.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The following table sets out the purchase price allocation information for the PEC acquisition.

Purchase price	$449

Assets acquired:
Cash and cash equivalents	$26
Accounts receivable — net	65
Other current assets	34
Investments	8
Plant and equipment — net	32
Intangible assets — net	84
Goodwill	278
Other assets	5

532

Less liabilities assumed:
Trade and other accounts payable	6
Payroll and benefit-related liabilities	24
Other accrued liabilities	17
Long-term debt	33
Other liabilities	3

83

Fair value of net assets acquired	$449

As a result of the acquisition of PEC, a net deferred tax liability of $23 was recognized, due to differences between the estimated fair value of assets acquired and liabilities assumed, and PEC’s tax basis in those assets and liabilities. This deferred tax liability is fully offset, however, by an adjustment to Nortel’s deferred tax valuation allowance because Nortel will be able to offset the tax liability by drawing down previously unrecognized loss carryforwards.
The estimated fair values and amortization periods of other intangible assets are as follows:

		Amortization
	Fair Value	Period (Years)

Trade name	$3	1
Software licenses	1	5
Customer contracts and relationships	80	10

Total other intangible assets	$84

The consolidated financial statements of Nortel include PEC’s operating results from the date of the acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of Nortel and PEC as if the acquisition had occurred on January 1, 2004, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments:

	2005	2004

Revenues	$10,632	$9,723
Net earnings (loss)	$(2,584)	$(196)

Basic earnings (loss) per common share	$(0.60)	$(0.05)
Diluted earnings (loss) per common share	$(0.60)	$(0.05)

LG-Nortel Co. Ltd. Joint Venture
On November 3, 2005, Nortel entered into a joint venture with LG Electronics Inc. (“LG”) named LG-Nortel Co. Ltd. (“LG-Nortel”). LG-Nortel combines the telecommunications infrastructure business of LG with Nortel’s South Korean distribution and services business to offer telecom and networking solutions to customers in the Republic of Korea and other markets globally. Nortel acquired approximately 1,000,001 common shares of LG-Nortel, which represents ownership of 50 percent plus one share of the common shares of the joint venture in exchange for consideration consisting principally of cash and its South Korean distribution and services business totaling approximately $155.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Separately, LG will be entitled to payments from Nortel over a two-year period based on achievement by LG-Nortel of certain business goals, up to a maximum of $80. In conjunction with the formation of the joint venture, certain related party agreements were entered into between LG-Nortel and LG including those for the supply of equipment and between LG-Nortel and Nortel including those for product distribution, service supply and R&D services.
The aggregate purchase price for Nortel’s interest in LG-Nortel is approximately $155, including estimated costs of acquisition of $10. The allocation of the purchase price presented below is based on management’s current best estimate of the relative values of the assets acquired and liabilities assumed in LG-Nortel. However, because a full valuation of those assets and liabilities has not yet been finalized, the final allocation of the purchase price may differ from the allocation presented below, and the difference may be material. Any contingent payments would be recorded as an adjustment to the purchase price.
The following table sets out the preliminary purchase price allocation information for LG-Nortel.

Purchase price	$155

Assets acquired:
Accounts receivable — net	$186
Other current assets	5
Investments	9
Plant and equipment — net	20
Intangible assets — net	26
Goodwill	64
Other assets	37

347

Less liabilities assumed:
Trade and other accounts payable	20
Payroll and benefit-related liabilities	12
Other accrued liabilities	14
Minority interests in subsidiary companies	146

192

Fair value of net assets acquired	$155

The preliminary estimates of the fair values and amortization periods of other intangible assets are as follows:

		Amortization
	Fair Value	Period (Years)

Patents	$26	10

LG-Nortel is being consolidated under FIN 46R as Nortel has determined that LG-Nortel is a VIE, and Nortel is the primary beneficiary (see note 15). The consolidated financial statements of Nortel include the operating results of LG-Nortel from November 3, 2005, the date of the formation of the joint venture.

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

Divestitures

Manufacturing operations
On June 29, 2004, Nortel entered into an agreement with Flextronics, regarding the divestiture of substantially all of Nortel’s remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets.
Nortel and Flextronics have also entered into a four-year supply agreement for manufacturing services (whereby after completion of the transaction, Flextronics will manage approximately $2,500 of Nortel’s annual cost of revenues) and a three-year supply agreement for design services. Commencing in the fourth quarter of 2004 and throughout 2005, Nortel completed the transfer to Flextronics of certain of Nortel’s optical design activities in Ottawa, Canada and Monkstown, Northern Ireland and the manufacturing activities in Montreal, Canada and Chateaudun, France. In order to allow completion of several major information systems changes that are expected to simplify and improve the quality of operations during the transition, Nortel now expects to transfer the remaining manufacturing operations in Calgary, Canada to Flextronics by the end of the second quarter of 2006. Nortel and Flextronics have agreed that Nortel will retain its Monkstown manufacturing operations and establish a regional supply chain center to lead Nortel’s EMEA supply chain operations. Nortel expects that the decision to retain its Monkstown manufacturing operations will result in a reduction of estimated cash proceeds from assets divested of approximately $100.
The successful completion of the agreement with Flextronics will result in the transfer of approximately 2,100 employees to Flextronics, of which approximately 1,450 were transferred as of December 31, 2005. Nortel expects gross cash proceeds ranging between $575 and $625, of which approximately $380 has been received as of December 31, 2005 partially offset by cash outflows incurred to date and expected to be incurred in 2006 attributable to direct transaction costs and other costs associated with the transaction. These proceeds will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. Any net gain on the sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.
As of December 31, 2005, Nortel had transferred approximately $247 of inventory and equipment to Flextronics relating to the transfer of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal and Chateaudun and recorded deferred income of approximately $65. As Flextronics has the ability to exercise rights to sell

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
back to Nortel certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective transfer date, Nortel has retained these assets on its balance sheet to the extent they have not been consumed as part of ongoing operations as at December 31, 2005. Nortel does not expect that rights will be exercised with respect to any material amount of inventory and/or equipment.
During the year ended December 31, 2005, Nortel recorded charges through gain (loss) on sale of businesses and assets of $40, related to this ongoing divestiture to Flextronics. The charges relate to legal and professional fees, pension adjustments and real estate impairments.

Directory and operator services business
On August 2, 2004, Nortel completed the contribution of certain fixed assets, intangible assets including customer contracts, software and other licenses, and liabilities of its directory and operator services (“DOS”) business to VoltDelta Resources LLC (“VoltDelta”), a wholly owned subsidiary of Volt Information Sciences, Inc. (“VIS”), in return for a 24 percent interest in VoltDelta which was valued at $57. After a period of two years, Nortel and VIS each have an option to cause Nortel to sell its VoltDelta shares to VIS for proceeds ranging from $25 to $70. As a result of this transaction, approximately 160 Nortel DOS employees in North America and Mexico joined VoltDelta. This non-monetary exchange was recorded at fair value, and Nortel recorded a gain of $30 within sale of businesses and assets during 2004.
On December 28, 2005, VoltDelta entered into a Letter of Agreement to repurchase the 24% minority interest held by Nortel, for an approximate aggregate purchase price equal to $62. The payment terms of the Letter of Agreement included VoltDelta paying Nortel $25 on December 29, 2005, and issuing a promissory note of $37 which was paid in full on February 15, 2006. Nortel continues to provide transitional services to VoltDelta over the initial agreement period of ten years with no additional material financial impact to Nortel. The sale resulted in a net gain of approximately $7.

Sale of Arris Group, Inc. investment
On November 24, 2003, Nortel sold 9 million shares of Arris Group, Inc. (“Arris Group”) for cash consideration of $49, which resulted in a gain of $31 reported in other income (expense) — net. Following this transaction, Nortel owned 5 million Arris Group common shares or 6.6 percent of Arris Group outstanding common shares (see note 20).
In March 2004, Nortel sold 1.8 million shares of Arris Group for cash consideration of $17, which resulted in a gain of $13, which was recorded in other income (expense) — net. Following this transaction, Nortel owned 3.2 million Arris Group common shares or 4.2 percent of Arris Group outstanding common shares (see note 20).
During the second quarter of 2005, Nortel sold 3.2 million common shares of Arris Group for net cash proceeds of $27 and recorded a gain of $21 in other income (expense) — net. As a result, Nortel no longer holds any equity interest in Arris Group.

Optical components operations
On November 8, 2002, Nortel sold certain plant and equipment, inventory, patents and other intellectual property and trademarks relating to its optical components business to Bookham, Inc. (“Bookham”). Included in the sale was the transfer of Nortel’s transmitter and receiver, pump laser and amplifier businesses located in Paignton, U.K., Harlow, U.K., Ottawa, Canada, Zurich, Switzerland and Poughkeepsie, New York. Nortel also transferred approximately 1,200 employees to Bookham in the transaction. Nortel received 61 million common shares of Bookham, 9 million warrants with a strike price of one-third pence Sterling, notes receivable of $50 and cash of $10. The transaction included a minimum purchase commitment with Bookham requiring Nortel to purchase approximately $120 of product from Bookham between November 8, 2002 and March 31, 2004.
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
In February 2005, Nortel agreed to waive until November 6, 2006 the requirement under the Series A Note and Series B Note for Bookham to maintain a minimum cash balance. In May 2005, Nortel entered into an amendment to adjust the prepayment provisions of these notes and received additional collateral for these notes. In May 2005, Nortel entered into an amendment to its supply agreement with Bookham to include for a twelve month period price increases for certain products, and acceleration of certain planned purchase orders and invoice payment terms. These May 2005 amendments were agreed to by Nortel to provide Bookham with financial flexibility to continue the supply of optical components for Nortel’s Carrier Packet Networks products. These notes have been settled subsequent to year end (see note 23). For further information see note 21 and, relating to the Series A Note and Series B Note, see note 23.

Other
On February 3, 2004, Nortel sold approximately 7 million common shares of Entrust Inc. (“Entrust”) for cash consideration of $33, and recorded a gain of $18 in other income (expense) — net. As a result of this transaction, Nortel no longer holds any equity interest in Entrust.
On May 7, 2004, Nortel received $80 in proceeds from the sale of certain assets in connection with a customer contract settlement in the CALA region. This resulted in a gain of $78, which was included in (gain) loss on sale of businesses and assets for the year ended December 31, 2004.
11. Long-term debt, credit and support facilities
          Long-term debt
The following table shows the components of long-term debt as of December 31:

	2005	2004

6.125% Notes due February 15, 2006	$1,275	$1,275
7.40% Notes due June 15, 2006(a)	150	150
4.25% Convertible Senior Notes due September 1, 2008	1,800	1,800
6.875% Notes due September 1, 2023	200	200
7.875% Notes due June 15, 2026(a)	150	150
Other long-term debt with various repayment terms and a weighted-average interest rate of 5.65% for 2005 and 2004	7	3
Fair value adjustment attributable to hedged debt obligations	1	13
Obligation associated with a consolidated VIE with interest rate of 3.1% for 2005 and 2.9% for 2004	83	100
Obligations under capital leases and sale leasebacks with a weighted-average interest rate of 8.98% for 2005 and 9.49% for 2004	219	175

	3,885	3,866
Less: Long-term debt due within one year	1,446	14

Long-term debt	$2,439	$3,852

(a)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNL, and are fully and unconditionally guaranteed by NNL.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2005, the amounts of long-term debt payable for each of the years ending December 31 consisted of:

2006	$1,446
2007	19
2008	1,815
2009	15
2010	15
Thereafter	575

Total long-term debt payable	$3,885

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
As a result of the delay in the filing of Nortel’s and NNL’s 2003 Annual Reports on Form 10-K (the “2003 Annual Reports”), 2004 Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004 (the “2004 Quarterly Reports”), 2004 Annual Reports on Form 10-K (the “2004 Annual Reports”) and 2005 Quarterly Reports on Form 10-Q for the first quarter of 2005 (the “2005 First Quarter Reports”, and together with the 2003 Annual Reports, the 2004 Quarterly Reports and the 2004 Annual Reports, the “Reports”), Nortel and NNL were not in compliance with their obligations to deliver their respective SEC filings to the trustees under Nortel’s and NNL’s public debt indentures. As a result of the delay in the filing of Nortel’s and NNL’s 2005 Annual Reports on Form 10-K. Nortel and NNL are not in compliance with their obligations to deliver their respective SEC filings to the trustees under Nortel’s and NNL’s public debt indentures. See note 23 for additional information.
Approximately $1,275 of NNL’s 6.125% Notes were due in February 2006 and $150 of Nortel’s 7.40% Notes issued by an indirect wholly-owned subsidiary of NNL and guaranteed by NNL are due in June 2006. These Notes have been reclassified from long-term debt to current liabilities in the first quarter of 2005. Nortel expects to have sufficient cash to meet these future obligations. See note 23 for additional information on the repayment of the 6.125% Notes due in February 2006.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Support facility
On February 14, 2003, Nortel’s principal operating subsidiary, NNL, entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support of certain performance related obligations arising out of normal course business activities for the benefit of Nortel (the “EDC Support Facility”). On December 10, 2004, NNL and EDC amended the terms of the EDC Support Facility by extending the termination date of the EDC Support Facility to December 31, 2006 from December 31, 2005.
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
Throughout 2004 and into 2005, NNL obtained waivers from EDC with respect to these matters to permit continued access to the EDC Support Facility in accordance with its terms while Nortel and NNL worked to complete their filing obligations. The waivers also applied to certain related breaches under the EDC Support Facility relating to the delayed filings and the restatements and revisions to Nortel’s and NNL’s prior financial results (the “Related Breaches”). In connection with such waivers, EDC reclassified the previously committed $300 revolving small bond sub-facility of the EDC Support Facility as uncommitted support during the applicable waiver period. On May 31, 2005, NNL obtained a permanent waiver from EDC of certain defaults and the Related Breaches by NNL under the EDC Support Facility (the “Permanent Waiver”). As a result of the filing and delivery to the trustees under Nortel’s and NNL’s public debt indentures and EDC of the 2005 First Quarter Reports and obtaining the Permanent Waiver, NNL was in compliance with its obligations under the EDC Support Facility and the $300 revolving small bond sub-facility was reclassified as committed support.
Effective October 24, 2005, NNL and EDC entered into an amendment of the EDC Support Facility that maintained the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments, and the extension of the maturity date of the EDC Support Facility for an additional year to December 31, 2007. In connection with this amendment (the “EDC Amendment”), all guarantee and security agreements previously guaranteeing or securing the obligations of Nortel and its subsidiaries under the EDC Support Facility and Nortel’s public debt securities were terminated and the assets of Nortel and its subsidiaries pledged under the security agreements were released in full. EDC also agreed to provide future support under the EDC Support Facility on an unsecured basis and without the guarantees of NNL’s subsidiaries provided that, should NNL or its subsidiaries incur or guarantee certain indebtedness in the future above agreed thresholds of $25 in North America and $100 outside of North America, equal and ratable security and/or guarantees of NNL’s obligations under the EDC Support Facility will be required at that time.
As a result of the delayed filing of Nortel’s and NNL’s 2005 Annual Reports on Form 10-K, an event of default occurred under the EDC Support Facility. See note 23 for additional information.
The EDC Support Facility provides up to $750 in support. As of December 31, 2005, there was approximately $162 of outstanding support utilized under the EDC Support Facility, approximately $142 of which was outstanding under the revolving small bond sub-facility.

12.	Financial instruments and hedging activities

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
The following table provides the total notional amounts of the purchase and sale of currency options and forward contracts as of December 31:

	2005(a)				2004(b)

			Net				Net
	Buy	Sell	Buy/(Sell)		Buy	Sell	Buy/(Sell)

Currency
Options(c):
Canadian dollar	$22	$22	$0		$50	$51	$(1)
Forwards(c):
Canadian dollar	$302	$799	($497)		$344	$16	$328
British pound	£597	£27	£570		£370	£0	£370
Euro	37	€96	€(59	€)	40	€130	€(90 €)
Other (U.S. dollar)	$49	$95	$(46)		$4	$55	$(51)

(a)	All notional amounts of option and forward contracts will mature no later than the end of 2006.
(b)	All notional amounts of option and forward contracts matured no later than the end of 2005.
(c)	All amounts are stated in source currency.
On January 27, 2003, various cross currency coupon swaps (notional amount of Canadian $350) were terminated. There was no impact to net earnings (loss) on termination as these instruments were not designated as hedges and changes in fair value were previously accounted for in the consolidated statements of operations.
Nortel did not execute any foreign currency swaps in 2005 and had no such agreements in place as of December 31, 2005.

Interest rate risk
Nortel enters into interest rate swap contracts to minimize the impact of interest rate fluctuations on the fair value of its long-term debt. These contracts swap fixed interest rate payments for floating rate payments and certain swaps are designated as fair value hedges. The fair value adjustment related to the effective portion of interest rate swaps and the corresponding fair value adjustment to the hedged debt obligation included within long-term debt are recorded to interest expense within the consolidated statements of operations. These swap contracts have remaining terms to maturity up to 0.5 years.
The following table provides a summary of interest rate swap contracts and their aggregated weighted-average rates as of December 31:

	2005	2004

Interest rate swap contracts:
Received-fixed swaps — notional amount	$875	$875
Average fixed rate received	6.3%	6.3%
Average floating rate paid	3.9%	2.5%

Equity price risk
From time to time, Nortel enters into equity forward contracts to hedge the variability in future cash flows associated with certain compensation obligations that vary based on future Nortel Networks Corporation common share prices. These contracts fix the price of Nortel Networks Corporation common shares and are cash settled on maturity to offset changes in the compensation liability based on changes in the share price from the inception of the forward contract. These equity forward contracts are not designated in a hedging relationship, and are considered economic hedges of the compensation obligation. They are carried at fair value with changes in fair value recorded in other income (expense) —

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
net. As of December 31, 2005, Nortel did not have any equity forward contracts outstanding. As of December 31, 2004, the total notional amount and fair value of these contracts were $31 and $(9), respectively, and the average fixed Nortel Networks Corporation common share price was $4.52 per share.

Fair value
The estimated fair values approximate amounts at which financial instruments could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of interest rate swaps and forward contracts reflected the present value of the expected future cash flows if settlement had taken place on December 31, 2005 and 2004; the fair value of option contracts reflected the cash flows due to or by Nortel if settlement had taken place on December 31, 2005 and 2004; and the fair value of long-term debt instruments reflected a current yield valuation based on observed market prices as of December 31, 2005 and 2004. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel could potentially realize in a current market exchange.
The following table provides the carrying amounts and fair values for financial assets and liabilities for which fair value differed from the carrying amount and fair values recorded for derivative financial instruments in accordance with SFAS 133 as of December 31:

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial liabilities:
Long-term debt due within one year	$1,446	$1,442	$14	$14
Long-term debt	$2,439	$2,308	$3,852	$3,811
Derivative financial instruments net asset (liability) position:
Interest rate swap contracts(a)	$3	$3	$15	$15
Forward and option contracts(b)	$(12)	$(12)	$5	$5

(a)	Recorded in other assets.
(b)	Comprised of other assets of $14 and other liabilities of $26 as of December 31, 2005, and other assets of $31 and other liabilities of $26 as of December 31, 2004.

Credit risk
Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations to Nortel. Nortel is exposed to credit risk in the event of non-performance, but does not anticipate non-performance by any of the counterparties. Nortel limits its credit risk by dealing with counterparties that are considered to be of high credit quality. The maximum potential loss on all financial instruments may exceed amounts recognized in the consolidated financial statements. However, Nortel’s maximum exposure to credit loss in the event of non-performance by the other party to the derivative contracts is limited to those derivatives that had a positive fair value of $6 as of December 31, 2005. Nortel is also exposed to credit risk from customers. However, Nortel’s global orientation has resulted in a large number of diverse customers which minimizes concentrations of credit risk.

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
Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS 133 had no material impact on the net earnings (loss) for the years ended December 31, 2005, 2004 and 2003 and were reported within other income (expense) — net in the consolidated statements of operations.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Transfers of receivables
In 2005, 2004 and 2003, Nortel entered into various agreements to transfer certain of its receivables. These receivables were transferred at discounts of $19, $37 and $20 from book value for the years ended December 31, 2005, 2004 and 2003, respectively, at annualized discount rates of approximately 2 percent to 8 percent, 2 percent to 6 percent and 2 percent to 6 percent for the years ended December 31, 2005, 2004 and 2003, respectively. Certain receivables have been sold with limited recourse, not exceeding 10 percent, of nil, nil and $7 as of December 31, 2005, 2004 and 2003, respectively.
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
As of December 31, 2005 and 2004, total accounts receivable transferred and under Nortel’s management were $247 and $266, respectively.
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
Proceeds from receivables for the years ended December 31 were as follows:

	2005	2004	2003

Proceeds from new transfers of financial assets	$298	$137	$651
Proceeds from collections reinvested in revolving period transfers	$260	$373	$52

13.	Guarantees
Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel’s outstanding guarantees as of December 31, 2005 is provided below:

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
In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of December 31, 2005 is $10. A liability of $8 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of December 31, 2005.

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
The nature of the intellectual property indemnification obligations generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel has not made any significant indemnification payments under such agreements. As of December 31, 2005, Nortel had no intellectual property indemnification obligations for which compensation would be required.

(c)	Lease agreements
Nortel has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $44 as of December 31, 2005. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.
Historically, Nortel has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d)	Third party debt agreements
From time to time, Nortel guarantees the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. Under most such arrangements, the Nortel guarantee is secured, usually by the assets being purchased or financed. As of December 31, 2005, Nortel had no third party debt agreements that would require it to make any debt payments for its customers.

(e)	Indemnification of banks and agents under credit facilities and EDC Support Facility
As of December 31, 2005, Nortel had agreed to indemnify the banks and agents under its credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs or reduce their return and from any legal action brought against the banks or agents related to the use of loan proceeds. Nortel has agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. This indemnification generally applies to issues that arise during

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
the term of the EDC Support Facility. For additional information related to the recent amendment of the EDC Support Facility, see note 11.
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
Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of December 31, 2005, Nortel had approximately $247 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2006, or collection of the receivable amounts by the counterparty.
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
The nature of such agreements prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its counterparties and directors and officers. The difficulties in assessing the amount of liability result primarily from the unpredictability of future changes in laws, the inability to determine how laws apply to counterparties and the lack of limitations on the potential liability.
Historically, Nortel has not made any significant indemnification payments under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.
On March 17, 2006, Nortel announced that Nortel, NNL and the lead plaintiffs reached an agreement on the related insurance and corporate governance matters including Nortel’s and NNL’s insurers agreeing to pay $228.5 in cash towards the settlement and Nortel and NNL agreeing with their insurers to certain indemnification obligations. Nortel and NNL believe that these indemnification obligations would be unlikely to materially increase their total cash payment

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
obligations under the Proposed Class Action Settlement. The insurance payments would not reduce the amounts payable by Nortel or NNL as disclosed in notes 22 and 23. Nortel and NNL also agreed to certain corporate governance enhancements, including the codification or certain of their current governance practices (such as the annual election by their directors of a non-executive Board chair) in their respective Board of Directors written mandates and the inclusion in their respective annual proxy circulars and proxy statements of a report on certain of their other governance practices (such as the process followed for the annual evaluation of the Board, committees of the Board and individual directors). The Proposed Class Action Settlement would contain no admission of wrongdoing by Nortel, NNL or any of the other defendants.

Product warranties
The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of December 31:

	2005	2004

Balance at the beginning of the year	$273	$387
Payments	(176)	(267)
Warranties issued	190	229
Revisions	(79)	(76)

Balance at the end of the year	$208	$273

14.	Commitments

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
The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of December 31:

	2005	2004

Bid and performance related bonds(a)	$222	$362
Other bonds(b)	44	68

Total bid, performance related and other bonds	$266	$430

(a)	Net of restricted cash and cash equivalent amounts of $36 and $36 as of December 31, 2005 and 2004, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $31 and $28 as of December 31, 2005 and 2004, respectively.

Venture capital financing
Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $25 as of December 31, 2005. These commitments expire at various dates through to 2012.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Purchase commitments
Nortel has entered into purchase commitments with certain suppliers under which it commits to buy a minimum amount or percentage of designated products in exchange for price guarantees or similar concessions. In certain of these agreements, Nortel may be required to acquire and pay for such products up to the prescribed minimum or forecasted purchases. As of December 31, 2005, Nortel had aggregate purchase commitments of $386. Significant purchase commitments are described below.
During the third quarter of 2003, Nortel renegotiated a supply arrangement with a key supplier. The renegotiated agreement requires that $2,800 in aggregate purchases with the supplier be made between June 2003 and June 2009. As of December 31, 2005, the remaining purchase commitment under the agreement was $232. The renegotiated agreement includes a graduated liquidated damages remedy for the benefit of the supplier if the minimum purchase commitment is not met by the end of the agreement in 2009. However, Nortel expects to meet the minimum purchase commitment.
The following table sets forth the expected purchase commitments to be made over the next several years:

					Total
	2006	2007	2008	Thereafter	Obligations

Purchase commitments	$320	$56	$10	$—	$386

Amounts paid by Nortel under the above purchase commitments during the years ended December 31 2005, 2004 and 2003 were $1,134, $1,088 and $1,082, respectively.

Operating leases and other commitments
As of December 31, 2005, the future minimum payments under operating leases, outsourcing contracts, special charges related to lease commitments accrued for as part of restructuring contract settlement and lease costs and related sublease recoveries under contractual agreements consisted of:

	Operating	Outsourcing	Special	Sublease
	Leases	Contracts	Charges	Income

2006	$98	$29	$71	$(20)
2007	91	17	52	(15)
2008	74	17	45	(13)
2009	51	14	40	(11)
2010	59	—	41	(11)
Thereafter	340	—	200	(25)

Total future minimum payments	$713	$77	$449	$(95)

Rental expense on operating leases for the years ended December 31, 2005, 2004 and 2003, net of applicable sublease income, amounted to $175, $179 and $260, respectively.
During the year ended December 31, 2003, Nortel entered into sale-leaseback transactions for certain of its properties with a carrying value of approximately $17, which resulted in a loss on disposal of $6.
Expenses related to outsourcing contracts for the years ended December 31, 2005, 2004 and 2003 amounted to $96, $253 and $308, respectively, and were for services provided to Nortel primarily related to a portion of its information services function. The amount payable under Nortel’s outsourcing contracts is variable to the extent that Nortel’s workforce fluctuates from the baseline levels contained in the contracts. The table above shows the minimum commitment contained in the outsourcing contracts.

15.	Financing arrangements and variable interest entities

Customer financing
Pursuant to certain financing agreements with its customers, Nortel is committed to provide future financing in connection with purchases of Nortel’s products and services. Generally, Nortel facilitates customer financing agreements

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

	2005	2004

Drawn and outstanding — gross	$51	$118
Provisions for doubtful accounts	(35)	(38)

Drawn and outstanding — net(a)	16	80
Undrawn commitments	50	69

Total customer financing	$66	$149

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.
During the years ended December 31, 2005, 2004 and 2003, Nortel recorded net customer financing bad debt expense (recovery) of $4, $(45) and $(122), respectively, as a result of settlements and adjustments to other existing provisions. The recoveries and expense were included in the consolidated statements of operations within SG&A expense.
During the years ended December 31, 2005 and 2004, Nortel entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, Nortel received cash consideration of approximately $112 ($36 of the proceeds was included in discontinued operations) and $147, respectively, to settle outstanding receivables of approximately $102 with a net carrying value of $101 ($33 of the net carrying value was included in discontinued operations) and $254 with a net carrying value of $75, for the years ended December 31, 2005 and 2004, respectively.
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
During the years ended December 31, 2005 and 2004, Nortel reduced undrawn customer financing commitments by $19 ($8 relates to a VIE which Nortel began consolidating effective April 1, 2005) and $111, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of December 31, 2005, all undrawn commitments were available for funding under the terms of the financing agreements.

Consolidation of variable interest entities
Certain lease financing transactions of Nortel were structured through single transaction VIEs that did not have sufficient equity at risk as defined in FIN 46R. Effective July 1, 2003, Nortel prospectively began consolidating two VIEs for

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
which Nortel was considered the primary beneficiary following the guidance of FIN 46, on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs debt, which represented the majority of the risks associated with the respective VIEs activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During 2004, the debt related to one of the VIEs was extinguished and as a result consolidation of this VIE was no longer required. As of December 31, 2005, Nortel’s consolidated balance sheet included $83 of long-term debt (see note 11) and $82 of plant and equipment — net related to the remaining VIE. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.
Effective April 1, 2005, Nortel began consolidating a VIE for which Nortel was considered the primary beneficiary under FIN 46R. The VIE is a cellular phone operator in Russia. Loans to this entity comprise the majority of the entity’s subordinated financial support. No creditor of the VIE has recourse to Nortel. This entity’s financial results have been consolidated using the most recent financial information available.
On June 3, 2005, Nortel acquired PEC, a VIE, for which Nortel was considered the primary beneficiary under FIN 46R. The consolidated financial results of Nortel include PEC’s operating results from the date of the acquisition (see note 10).
On November 2, 2005, Nortel formed LG-Nortel, which is a VIE. Nortel is considered the primary beneficiary under FIN 46R. No creditor of the entity has recourse to Nortel. This entity’s financial results have been consolidated from the date of formation (see note 10).
As of December 31, 2005, Nortel did not have any variable interests related to transfers of financial assets. Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of December 31, 2005, none of these other interests or arrangements were considered significant variable interests and, therefore, did not meet the requirements for consolidation or disclosure under FIN 46R.
As a result of the Third Restatement adjustments, effective July 1, 2003, Nortel began to consolidate the Health and Welfare Trust, a VIE, for which Nortel was considered the primary beneficiary under FIN 46R (see note 4).

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

16.	Capital stock

Common shares
Nortel Networks Corporation is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares and prepaid forward purchase contracts included in shareholders’ equity consisted of the following as of December 31:

	2005		2004		2003

	Number	$	Number	$	Number	$

(Number of common shares in thousands)
Common shares:
Balance at the beginning of the year	4,272,671	$33,840	4,166,714	$33,674	3,844,172	$33,234
Shares issued pursuant to:
Stock option plans	2,624	14	7,127	39	1,550	38
Acquisition and acquisition related(a)	(6)	(1)	(3)	—	(330)	(11)
Common share cancellations(c)	(968)	(3)	—	—	—	—
Prepaid forward purchase contracts(b)	64,842	82	98,833	127	321,322	413

Balance at the end of the year	4,339,163	$33,932	4,272,671	$33,840	4,166,714	$33,674

(Number of prepaid forward purchase contracts)
Prepaid forward purchase contracts:(b)
Balance at beginning of the year	3,840	$82	9,693	$209	28,722	$622
Prepaid forward purchase contracts settled	(3,840)	(82)	(5,853)	(127)	(19,029)	(413)

Balance at the end of the year	—	$—	3,840	$82	9,693	$209

(a)	Common shares issued as part of the purchase price consideration. During the years ended December 31, 2005, 2004 and 2003, common shares were cancelled as earn out provisions were forfeited pursuant to their applicable agreements.
(b)	Included in additional paid in capital in the consolidated balance sheets. During the years ended December 31, 2005, 2004 and 2003, 64,842, 98,833 and 321,322 common shares were issued as a result of the early settlement of 3,840, 5,853 and 19,029 prepaid forward purchase contracts, respectively. The net proceeds from the settled contracts of $82, $127 and $413, respectively, were transferred from additional paid-in capital to common shares.
(c)	Relates to common shares of Nortel Networks Corporation surrendered by members and former members of Nortel’s core executive team for cancellation in connection with the voluntary undertaking by each such individual to pay over a three year period an amount equal to the return to profitability bonus paid in 2003.

Prepaid forward purchase contracts
As of December 31, 2005, the remaining 3,840 forward purchase contracts outstanding were settled by the holders, resulting in an issuance of approximately 65 million common shares of Nortel Networks Corporation.

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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Shareholder rights plan
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
The following table details the weighted-average number of Nortel Networks Corporation common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	2005(a)	2004(a)	2003

(Number of common shares in millions)
Basic weighted-average shares outstanding:
Issued and outstanding	4,297	4,264	3,952
Prepaid forward purchase contracts(b)	41	73	378

Basic weighted-average shares outstanding	4,338	4,337	4,330

Weighted-average shares dilution adjustments:
Dilutive stock options	—	—	2

Diluted weighted-average shares outstanding	4,338	4,337	4,332

Weighted-average shares dilution adjustments — exclusions:
Stock options	303	295	286
4.25% Convertible Senior Notes(c)	180	180	180

(a)	As a result of the net loss from continuing operations for the years ended December 31, 2005 and 2004, all potential dilutive securities were considered anti-dilutive.
(b)	The impact of the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted-average basis was 41 and 73 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the minimum number of Nortel Networks Corporation common shares to be issued upon settlement of the prepaid forward purchase contracts was nil and 65, respectively. Had the weighted-average number of prepaid forward purchase contracts been settled as of December 31, 2005 and 2004, no additional Nortel Networks Corporation common shares would have been issued above the minimum number of Nortel Networks Corporation common shares based on the market price of Nortel Networks Corporation common shares on the respective dates.
(c)	These notes were anti-dilutive for the year ended December 31, 2003.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

18.	Accumulated other comprehensive loss
The components of accumulated other comprehensive loss, net of tax, were as follows:

	2005	2004	2003

Accumulated foreign currency translation adjustment
Balance at the beginning of the year	$353	$165	$(344)
Change in foreign currency translation adjustment(a)	(146)	188	509

Balance at the end of the year	207	353	165

Unrealized gain (loss) on investments — net
Balance at the beginning of the year	30	94	24
Change in unrealized gain (loss) on investments	(2)	(64)	70

Balance at the end of the year(b)	28	30	94

Unrealized derivative gain (loss) on cash flow hedges — net
Balance at the beginning of the year	18	12	(3)
Change in unrealized derivative gain (loss) on cash flow hedges(c)	(11)	6	15

Balance at the end of the year	7	18	12

Minimum pension liability(d)
Balance at the beginning of the year	(934)	(824)	(638)
Change in minimum pension liability adjustment	(210)	(110)	(186)

Balance at the end of the year	(1,144)	(934)	(824)

Accumulated other comprehensive loss	$(902)	$(533)	$(553)

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive loss until realized. Unrealized gain (loss) on investments was net of tax of nil, for each of the years ended December 31, 2005, 2004 and 2003. During the years ended December 31, 2005, 2004 and 2003, realized (gains) losses on investments of $(9), $(14) and $(6), respectively, were reclassified to other income (expense) — net in the consolidated statements of operations.
(c)	During the years ended December 31, 2005, 2004 and 2003, net derivative gains of $18, $14 and $32 were reclassified to other income (expense)-net. Unrealized derivative gain (loss) on cash flow hedges is net of tax of nil, nil and nil for the years ended December 31, 2005, 2004 and 2003, respectively. Nortel estimates that $7 of net derivative gains (losses) included in accumulated other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.
(d)	Represents non-cash charges to shareholders’ equity related to the increase in the minimum required recognizable liability associated with Nortel’s pension plans (see note 9). The change in minimum pension liability adjustment is presented net of tax of $6, $7 and $31 for the years ended December 31, 2005, 2004 and 2003, respectively.

19.	Stock-based compensation plans

Stock options
Prior to 2005, Nortel granted options to purchase Nortel Networks Corporation common shares under two existing stock option plans, the 2000 Plan and the 1986 Plan. Under these two plans, options to purchase Nortel Networks Corporation common shares could be granted to employees and, under the 2000 Plan, options could be granted to directors of Nortel. The options under both plans entitle the holders to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Generally, options granted prior to 2003 vest 33 1/3  percent on the anniversary date of the grant for three years. Commencing in 2003, options granted generally vest 25 percent each year over a four year period on the anniversary date of the grant. The committee of the Board of Directors of Nortel that administers both plans generally has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the term of an option exceed ten years. Nortel meets its obligations under both plans by issuing Nortel Networks Corporation common shares.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
During 2005, the shareholders of Nortel approved a new stock-based compensation plan, the Nortel 2005 Stock Incentive Plan (“SIP”), which permits grants of stock options, including incentive stock options, stock appreciation rights, performance stock units and RSUs. Stock options granted under the SIP may be granted only to employees of the Company. The subscription price for each share subject to an option shall not be less than 100% of the market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. The options granted generally vest 25% each year over a four year period on the anniversary date of the grant. The committee of the Board of Directors of Nortel that administers the SIP generally has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the term of the option exceed ten years.
Options granted under the SIP, 2000 Plan and 1986 Plan may be granted with or without a SAR. A SAR entitles the holder to receive payment of an amount equivalent to the excess of the market value of a common share at the time of exercise of the SAR over the subscription price of the common share to which the option relates. Options with SARs may be granted on a cancellation basis, in which case the exercise of one causes the cancellation of the other, or on a simultaneous basis, in which case the exercise of one causes the exercise of the other. As of December 31, 2005 and 2004, there were no SARs outstanding.
As of December 31, 2005, the maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of Nortel under each of the 1986 Plan, 2000 Plan and SIP is as follows:

	Maximum

	(Number of Common
	Shares in Thousands)
1986 Plan
Issuable to employees(a)	469,718	(b)
2000 Plan
Issuable to non-employee directors	500	(b)
Issuable to employees	94,000	(b)
SIP
Issuable to employees	122,000	(b)

(a)	As of December 31, 2005, the maximum number of Nortel Networks Corporation common shares with respect to which options may be granted in any given year under the 1986 Plan is three percent of Nortel Networks Corporation common shares issued and outstanding at the commencement of the year, subject to certain adjustments.
(b)	Common shares remaining available for grant after December 31, 2005 under the 1986 Plan and the 2000 Plan (and common shares that become available upon expiration or termination of options granted under such plans) will roll-over to the SIP effective January 1, 2006.
In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established that applies to both the 1986 Plan and the 2000 Plan. Under that program, a participant was granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date of grant and the replacement options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of Nortel Networks Corporation at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes and brokerage costs associated with the exercise of the initial options. No Key Contributor Program options were granted for the years ended December 31, 2005 and 2004, respectively, under either stock option plan.
During the year ended December 31, 2005, approximately 1,633,651 Nortel Networks Corporation common shares were issued pursuant to the exercise of stock options granted under the 1986 Plan and 899,415 Nortel Networks Corporation common shares were issued pursuant to the exercise of stock options granted under the 2000 Plan. There were no stock options granted or exercised under the SIP.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Nortel also assumed stock option plans in connection with the acquisition of various companies. Common shares of Nortel Networks Corporation are issuable upon the exercise of options under the assumed stock option plans, although no further options may be granted under the assumed plans. The vesting periods for options granted under these assumed stock option plans may differ from the SIP, 2000 Plan and 1986 Plan, but are not considered to be significant to Nortel’s overall use of stock-based compensation.
The following is a summary of the total number of outstanding stock options and the maximum number of stock options available for grant:

		Weighted-
		Average
	Outstanding	Exercise	Available
	Options	Price	For Grant

	(Thousands)		(Thousands)
Balance at December 31, 2002	256,873	$15.52	128,166
Granted options under all stock option plans	74,924	$2.40	(74,924)
Options exercised	(1,550)	$1.99	—
Options forfeited	(11,734)	$11.66	11,472
Options expired	(30,115)	$20.37	23,283

Balance at December 31, 2003	288,398	$12.27	87,997
Granted options under all stock option plans	37,856	$7.74	(37,856)
Options exercised	(7,127)	$4.24	—
Options forfeited	(7,908)	$5.22	7,865
Options expired	(16,666)	$26.64	15,056

Balance at December 31, 2004	294,553	$11.77	73,062
Granted options under all stock option plans	64,219	$2.92	(64,219)
Options exercised	(2,624)	$2.27	—
Options forfeited	(7,831)	$5.92	7,789
Options expired	(45,399)	$17.16	37,978

Balance at December 31, 2005	302,918	$9.43	54,610

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding				Options Exercisable

			Weighted-
			Average	Weighted-			Weighted-
			Remaining	Average			Average
	Number		Contractual	Exercise	Number		Exercise
Range of Exercise Prices	Outstanding		Life	Price	Exercisable		Price

	(Thousands)		(In Years)		(Thousands)
$0.0084 - $2.3900	47,121		6.9	$2.33	24,121		$2.30
$2.3901 - $3.5852	79,364		8.8	$2.97	11,444		$3.09
$3.5853 - $5.3779	7,095		5.1	$5.04	7,082		$5.04
$5.3780 - $8.0670	77,478	(a)	5.6	$6.92	60,037		$6.71
$8.0671 - $12.1006	41,978	(a)	4.6	$9.36	33,943		$9.51
$12.1007 - $18.1510	12,581		2.1	$14.64	11,981		$14.63
$18.1511 - $27.2267	16,620		3.5	$22.70	16,337		$22.74
$27.2268 - $40.8402	9,771		3.6	$32.98	9,761		$32.98
$40.8403 - $61.2605	7,237		3.3	$53.64	7,115		$53.74
$61.2606 - $102.2916	3,673		3.8	$74.34	3,649		$74.33

	302,918		6.1	$9.43	185,470	(b)	$12.80

(a)	Included approximately 32,603 stock options granted under the Exchange Program.
(b)	Total number of exercisable options for the years ended December 31, 2005 and 2003 were 185,470 and 168,923, respectively. As of December 31, 2004, the exercise of otherwise exercisable stock options was suspended, until such time, at the earliest, that Nortel and NNL are in compliance with U.S. and Canadian regulatory securities filing requirements.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Restricted stock unit plans
The Nortel Networks Limited Restricted Stock Unit Plan is a long-term incentive plan that generally provides executive officers and certain senior management with the opportunity to receive RSUs over a specified period of time if assigned performance thresholds are achieved and the compensation and human resources committee (formerly the joint leadership resources committee) of the Boards of Directors of Nortel and NNL (the “Committee”) determines, in its discretion, to issue and settle all or a portion of the allocated RSUs. Each RSU issued entitles the holder, upon exercise, to receive one authorized, but until selling of the RSUs unissued, common share of Nortel Networks Corporation, purchased either on the open market, or from shares held in third party trusts. As a result of changes to the NYSE listing standards effective June 30, 2004, no further RSUs may be allocated without shareholder approval.
The RSUs allocated in 2003 had a three year performance period ended December 31, 2005, which included four performance thresholds. The performance criteria for each of the four performance thresholds were distinct “Return on Sales Before Tax” percentage targets, calculated on a rolling four-quarter basis. In order to receive a payout, the recipient must have continued employment until the date the allocated RSUs were issued and settled. Once the Committee determined that a threshold had been achieved, the Committee had the discretion to determine whether additional factors should be considered in determining the number of allocated RSUs to be issued and settled. Such additional factors included the performance of competitors and other relevant business, financial, competitive, political and other criteria deemed appropriate by the Committee. Nortel issued and settled approximately 13 million units of the RSUs allocated in 2003.
On January 10, 2005, the Committee exercised the discretion reserved to it with respect to the RSUs allocated in 2003 and determined, and the Boards of Directors of Nortel and NNL confirmed and approved, that no additional RSUs allocated in 2003 would be issued (including in connection with the achievement of the third and fourth “Return on Sales Before Tax” performance targets or otherwise) and that all unissued RSUs relating to 2003 were immediately terminated and cancelled in their entirety.
The SIP, an additional equity incentive plan, was approved by shareholders of Nortel at the June 29, 2005 combined 2004 and 2005 annual meeting of shareholders. Under the SIP, time based or performance based RSUs may be amended.
The number of RSUs (in millions) allocated as of December 31, 2005, 2004 and 2003 were approximately 7, 11 and 20, respectively. All of the RSUs awarded to executive officers in 2005 are time based awards granted pursuant to the SIP. Generally, each award vests in equal installments on the first three anniversary dates of the date of the award. The RSUs awarded in 2005 under the SIP will be settled in shares at the time of vesting.

Directors’ deferred share compensation plans
Under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan, non-employee directors can elect to receive all or a portion of their compensation for services rendered as a director of Nortel or NNL, any committees thereof, and as board or committee chairperson, in cash, share units or a combination of cash and share units. Generally, the share units are settled four trading days following the release of Nortel’s financial results after the director ceases to be a member of the applicable board, and each share unit entitles the holder to receive one common share of Nortel Networks Corporation purchased on the open market. As of December 31, 2005 and 2004, the number of share units outstanding (in millions) was 1 and 2, respectively.

Employee stock purchase plans
Nortel has ESPPs to facilitate the acquisition of common shares of Nortel Networks Corporation by eligible employees. On June 29, 2005, the shareholders of Nortel approved three new stock purchase plans, the Nortel Global Stock Purchase Plan, the Nortel U.S. Stock Purchase Plan and the Nortel Stock Purchase Plan for Members of the Savings and Retirement Program which have been launched in jurisdictions throughout the world.
The ESPPs are designed to have four offering periods each year, with each offering period beginning on the first day of each calendar quarter. Eligible employees were permitted to have up to 10 percent of their eligible compensation deducted from their pay during each offering period to contribute towards the purchase of Nortel Networks Corporation

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
common shares. The Nortel Networks Corporation common shares were purchased by an independent broker through the facilities of the TSX and/or NYSE, and held by a custodian on behalf of the plan participants.

December 31, 2005 Purchase
For eligible employees, Nortel Networks Corporation common shares were purchased on the TSX at fair market value but employees effectively paid only 85% of that price as a result of Nortel contributing the remaining 15% of the price.
The purchases under the ESPPs for the years ended December 31 are shown below:

(number of shares in thousands)	2005	2004	2003

Nortel Networks Corporation common shares purchased(a)	776	—	11,532
Weighted-average price of shares purchased	$3.08	$—	$3.10

(a)	Compensation expense was recognized for Nortel’s portion of the contributions. Nortel contributed an amount equal to the difference between the market price and the purchase price.
The delay in filing the 2003, 2004 and 2005 Annual Reports (see note 23) resulted in suspension of the purchase of Nortel Networks Corporation common shares under the stock purchase plans. In lieu of the employer portion of stock purchase plan contributions, Nortel made equivalent pre-tax payments to eligible employees during the year ended December 31, 2005 totaling $5, which was recorded as compensation expense.

Stock-based compensation
Effective January 1, 2003, Nortel elected to adopt the fair value based method for measurement and recognition of all stock-based compensation prospectively for all awards granted, modified or settled on or after January 1, 2003 in accordance with SFAS 148. Prior to January 1, 2003, Nortel, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its employee stock-based compensation plans.
The fair value at grant date of stock options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period. Adjustments to compensation expense due to not meeting employment vesting requirements are accounted for in the period when they occur.
Stock-based compensation recorded during the years ended December 31 was as follows:

	2005	2004	2003

Stock-based compensation:
Stock option expense	$87	$77	$26
Employer portion of ESPPs(a)	—	—	6
RSU expense(a)	1	41	19
DSU expense(a)	1	(1)	4

Total stock-based compensation reported — net of tax	$89	$117	$55

(a)	Compensation related to employer portion of ESPPs, RSUs and DSUs was net of tax of nil in each period.
During the year ended December 31, 2005, approximately 64 million stock options were granted. During the year ended December 31, 2004, approximately 38 million stock options were granted.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The following weighted-average assumptions were used in computing the fair value of stock options for purposes of expense recognition and pro forma disclosures, as applicable, for the following periods:

	2005	2004	2003

Black-Scholes weighted-average assumptions
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	86.26%	94.47%	92.49%
Risk-free interest rate	4.11%	2.96%	2.81%
Expected option life in years	4	4	4
Weighted-average stock option fair value per option granted	$1.88	$5.21	$1.57

20.	Discontinued operations
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
Certain disposal activities were delayed beyond the original planned timeframe of one year due to the prolonged deterioration in industry and market conditions during 2003. Accordingly, during the year ended December 31, 2003, Nortel continued to wind down its access solutions operations and, as of December 31, 2003, Nortel had substantially completed the wind down of these operations.
The following consolidated financial results for discontinued operations are presented as of December 31 for the consolidated statements of operations and consolidated statements of cash flows:

Consolidated statements of operations:

	2005	2004	2003

Revenues	$—	$4	$14

Net gain (loss) on disposal of operations — net of tax (a)	$1	$49	$183

Net earnings (loss) from discontinued operations — net of tax	$1	$49	$183

(a)	Net gain (loss) on disposal of operations was net of an applicable income tax expense (benefit) of nil, nil and $1 for the years ended December 31, 2005, 2004 and 2003, respectively.

Consolidated statements of cash flows:

	2005	2004	2003

Cash flows from (used in) discontinued operations
Operating activities	$33	$22	$149
Investing activities	—	—	241

Net cash from discontinued operations	$33	$22	$390

2005 Activity
Nortel recorded net earnings from discontinued operations — net of tax, of $1 in 2005.

2004 Activity
Nortel recorded net earnings from discontinued operations — net of tax, of $49 in 2004. The significant items included in net earnings are summarized below.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
During the year ended December 31, 2004, Nortel reassessed its remaining provisions for discontinued operations and recorded a net gain of $17, consisting of changes in estimates of $13 for liabilities and $4 for both short-term and long-term receivables.
On December 23, 2004, a customer financing arrangement was restructured. The notes receivable that were restructured had a net carrying amount of $1, net of a provision of $63. The arrangement increased the net carrying amount of the receivable to $33 and resulted in a gain of $32 due to the revaluation of the receivable. On January 25, 2005, Nortel sold this receivable for cash proceeds (see note 15).

2003 Activity
Nortel recorded net earnings from discontinued operations — net of tax, of $183 in 2003. The significant items included in net earnings are summarized below.
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
On March 24, 2003, Nortel sold 8 million common shares of Arris Group back to Arris Group for cash consideration of $28 pursuant to a March 11, 2003 agreement, which resulted in a gain of $12. Following this transaction, Nortel’s interest in Arris Group was reduced to 18.8 percent, and it ceased equity accounting for the investment. As a result, Nortel classified its remaining ownership interest in Arris Group as an available-for-sale investment within continuing operations.
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
On March 20, 2003, Nortel entered into an agreement with a customer to restructure approximately $465 of trade and customer financing receivables owed to Nortel, the majority of which was previously provisioned. As a result of the restructuring agreement, Nortel received consideration including cash of $125, notes receivable and an ownership interest which were fully provided for and the mutual release of all other claims between the parties. A gain of $66 was recorded as a result of the transaction. In addition to the restructuring agreement, a five year equipment and services supply agreement was entered into requiring customer payment terms of either cash in advance or guarantee by letters of credit in favor of Nortel.

21.	Related party transactions
In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel’s significant influence and with joint ventures of Nortel. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Transactions with related parties for the years ended December 31 are summarized as follows:

	2005	2004	2003

Revenues	$4	$1	$1

Purchases:
Bookham	$20	$73	$84
LG Electronics Inc.(a)	41	—	—
Sasken Communications Technology Ltd.(b)	18	—	—
Other	10	—	—

Total	$89	$73	$84

(a)	LG is a minority interest holder of LG-Nortel. Nortel’s purchases relate primarily to certain inventory related items. As of December 31, 2005, accounts payable to LG were $18.
(b)	Nortel currently owns a minority interest in Sasken Communications Technology Ltd (“Sasken”). Nortel’s purchases from Sasken relate primarily to software and other software development related purchases. As of December 31, 2005, accounts payable to Sasken were $2.
As at December 31, 2005 and 2004, accounts receivable from related parties were $8 and nil, respectively. As at December 31, 2005 and 2004, accounts payable to related parties were $26 and $5, respectively.
Nortel purchases certain inventory for its Carrier Packet Networks business from Bookham, a related party due to Nortel’s equity interest in Bookham. During the years ended December 31, 2005, 2004 and 2003, Nortel’s aggregate purchases from Bookham were $20, $73 and $84, respectively. As of December 31, 2005 and December 31, 2004, accounts payable to Bookham were nil and $5, respectively. Nortel also has certain notes receivable due from Bookham with a carrying amount of $20 and $20 as of December 31, 2005 and 2004, respectively.
Nortel currently relies on Bookham as its sole supplier of key components to Nortel’s optical networks solutions in its Carrier Packet Networks segment. On December 2, 2004, Nortel and Bookham entered into a restructuring agreement which, among other changes, extended the maturity date of a senior secured note (the “Series B Note”) by one year from November 8, 2005 to November 8, 2006, and eliminated the conversion feature of a senior unsecured note (the “Series A Note”). Bookham also agreed to secure the Series A Note, provide additional collateral for the Series A Note and the Series B Note, and provide Nortel with other debt protection covenants. See note 10 for additional information on the Bookham transactions
In 2001, Nortel completed the sale of substantially all of the assets in the Cogent Defence Systems (“CDS”) business to EADS Telecom. At that time, Nortel held a 41 percent ownership interest in EADS Telecom and EADS held the remaining 59 percent. Under the terms of the agreement, Nortel sold substantially all of its assets in the CDS business including: fixed assets; accounts receivable; inventory; intellectual property; and licenses (but excluding cash on hand as at the closing date) for consideration of approximately $143, comprised of a loan note due in 2002 and a call option to acquire an additional approximate 7 percent ownership interest in NNF beginning in 2004. Nortel recorded a gain on the sale of approximately $37 which was included in (gain) loss on sale of businesses and assets, and a deferred gain of $26, which is amortized into (gain) loss on sale of businesses and assets over the life of the assets sold to EADS Telecom. In 2002, in connection with negotiations with EADS, the loan note and call option were cancelled and a new loan note was issued to satisfy the remaining consideration owing in 2003. As a result, Nortel recorded an additional gain on the sale of approximately $30, which was included in (gain) loss on sale of businesses and assets and a further deferred gain of $21, which is amortized into (gain) loss on sale of businesses and assets over the remaining life of the assets sold to EADS Telecom in 2001. During the years ended December 31, 2003 and 2002, $13 and $11, respectively, of the deferred gain was amortized into (gain) loss on sale of businesses and assets. On September 18, 2003, as a result of the sale of Nortel’s 41 percent interest in EADS Telecom (see note 10), the remaining unamortized deferred gain of $23 related to the sale of substantially all of the assets in the CDS business during the year ended December 31, 2001, was recognized and included in (gain) loss on sale of businesses and assets.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

22.	Contingencies
Subsequent to the February 15, 2001 announcement in which Nortel provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the U.S. District Courts for the Eastern District of New York, the Southern District of New York and the District of New Jersey and in courts in the provinces of Ontario, Québec and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities. On May 11, 2001, the defendants filed motions to dismiss and/or stay in connection with the three proceedings in Québec primarily based on the factual allegations lacking substantial connection to Québec and the inclusion of shareholders resident in Québec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Québec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding (the “Québec I Action”) was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, the defendants filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the U.S. District Court for the Southern District of New York was filed consolidating twenty-five of the related U.S. class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs (the “Nortel I Class Action”). The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action (the “British Columbia Action”) served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the grounds that British Columbia is an inappropriate forum. The motion has been adjourned at the plaintiffs’ request to a future date to be set by the parties.
On April 1, 2002, Nortel filed a motion to dismiss the Nortel I Class Action on the ground that it failed to state a cause of action under U.S. federal securities laws. On January 3, 2003, the District Court denied the motion to dismiss the consolidated amended complaint for the Nortel I Class Action. The plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003. The District Court held oral arguments on September 3, 2003 and issued an order granting class certification on September 5, 2003. On September 23, 2003, the defendants filed a motion in the U.S. Court of Appeals for the Second Circuit for permission to appeal the class certification decision. The plaintiffs’ opposition to the motion was filed on October 2, 2003. On November 24, 2003, the U.S. Court of Appeals for the Second Circuit denied the motion. On March 10, 2004, the District Court approved the form of notice to the class, which was published and mailed.
On July 17, 2002, a purported class action lawsuit (the “Ontario Claim”) was filed in the Ontario Superior Court of Justice, Commercial List, naming Nortel, certain of its current and former officers and directors and its auditors as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the Nortel I Class Action. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel Networks Corporation securities (including options on Nortel Networks Corporation securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Canadian $5,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action. On September 23, 2003, the Court issued an order allowing the plaintiffs to proceed to amend the Ontario Claim and requiring that the plaintiffs serve class certification materials by December 15, 2003. On September 24, 2003, the plaintiffs filed a notice of discontinuance of the original action filed in Ontario. On December 12, 2003, plaintiffs’ counsel requested an extension of time to January 21, 2004 to deliver class certification materials. On January 21, 2004, plaintiffs’ counsel advised the Court that the two representative plaintiffs in the action no longer wished to proceed, but counsel was prepared to deliver draft certification materials pending the replacement of the representative plaintiffs. On February 19, 2004, the plaintiffs’ counsel advised the Court of a potential new representative plaintiff. On February 26, 2004, the defendants requested the Court to direct the plaintiffs’ counsel to bring a motion to permit the withdrawal of the current representative plaintiffs and to substitute the proposed representative plaintiff. On June 8, 2004, the Court signed an order allowing a Second Fresh as Amended Statement of Claim that substituted one new representative plaintiff, but did not change the substance of the prior claim.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Subsequent to the March 10, 2004 announcement in which Nortel indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities. On June 30, 2004, the Court signed Orders consolidating the 27 class actions (the “Nortel II Class Action”) and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint. On January 18, 2005, the lead plaintiffs, Nortel and the Audit Committee Defendants reached an agreement in which Nortel would withdraw its motion to dismiss and plaintiffs would dismiss Count II of the complaint, which asserts a claim against the Audit Committee Defendants. On May 13, 2005, the plaintiffs filed a motion for class certification. On September 16, 2005, lead plaintiffs filed an amended consolidated class action complaint that rejoined the previously dismissed Audit Committee Defendants as parties to the action. On March 16, 2006, the plaintiffs withdrew their motion for class certification.
On July 28, 2004, Nortel and NNL, and certain of their current and former officers and directors, were named as defendants in a purported class proceeding in the Ontario Superior Court of Justice on behalf of shareholders who acquired Nortel Networks Corporation securities as early as November 12, 2002 and as late as July 28, 2004 (the “Ontario I Action”). This lawsuit alleges, among other things, breaches of trust and fiduciary duty, oppressive conduct and misappropriation of corporate assets and trust property in respect of the payment of cash bonuses to executives, officers and employees in 2003 and 2004 under the Nortel Return to Profitability bonus program and seeks damages of Canadian $250 and an order under the Canada Business Corporations Act directing that an investigation be made respecting these bonus payments.
On February 16, 2005, a motion for authorization to institute a class action on behalf of residents of Québec, who purchased Nortel securities between January 29, 2004 and March 15, 2004, was filed in the Québec Superior Court naming Nortel as a defendant (the “Québec II Action”). The motion alleges that Nortel made misrepresentations about 2003 financial results.
On March 9, 2005, Nortel and certain of its current and former officers and directors and its auditors were named as defendants in a purported class action proceeding filed in the Ontario Superior Court of Justice, Commercial List, on behalf of all Canadian residents who purchased Nortel Networks Corporation securities from April 24, 2003 to April 27, 2004 (the “Ontario II Action”). This lawsuit alleges, among other things, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with Nortel’s 2003 financial results and seeks damages of Canadian $3,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action.
On September 30, 2005, Nortel announced that a mediator had been jointly appointed by the two U.S. District Court Judges presiding over the Nortel I Class Action and the Nortel II Class Action to oversee settlement negotiations between Nortel and the lead plaintiffs in these two actions. The appointment of the mediator was pursuant to a request by Nortel and the lead plaintiffs for the Courts’ assistance to facilitate the possibility of achieving a global settlement regarding these actions. The settlement discussions before the mediator are confidential and non-binding on the parties without prejudice to their respective positions in the litigation. The mediator, United States District Court Judge the Honorable Robert W. Sweet, is not presiding over either of these actions. On February 8, 2006, Nortel announced first that, as a result of this mediation process, Nortel and the lead plaintiffs in the Nortel I Class Action and the Nortel II Class Action have reached an agreement in principle to settle these lawsuits (the “Proposed Class Action Settlement”).
The Proposed Class Action Settlement would be part of, and is conditioned on, Nortel reaching a global settlement encompassing all pending shareholder class actions and proposed shareholder class actions commenced against Nortel and certain other defendants following Nortel’s announcement of revised financial guidance during 2001, and Nortel’s revision of its 2003 financial results and restatement of other prior periods, including, without limitation, the Nortel I Class Action, the Nortel II Class Action, the Ontario Claim, the Québec I Action, the British Columbia Action, the

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Ontario I Action, the Québec II Action and the Ontario II Action. The Proposed Class Action Settlement is also conditioned on the receipt of all required court, securities regulatory and stock exchange approvals. The Proposed Class Action Settlement would contain no admission of wrongdoing by Nortel or any of the other defendants.
The Proposed Class Action Settlement was also conditioned on Nortel and the lead plaintiffs reaching agreement on corporate governance related matters and the resolution of insurance related issues. On March 17, 2006 Nortel announced that it and the lead plaintiff had reached such an agreement with Nortel’s insurers agreeing to pay $228.5 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. On April 3, 2006, the insurance proceeds were placed into escrow by the insurers. Nortel believes that these indemnification obligations would be unlikely to materially increase its total cash payment obligations under the Proposed Class Action Settlement. The insurance payments would not reduce the amounts payable by Nortel as noted below. Nortel also agreed to certain corporate governance enhancements, including the codification of certain of its current governance practices in its Board of Directors written mandate and the inclusion in its annual proxy circular and proxy statement of a report on certain of its governance practices.
Under the terms of the proposed global settlement contemplated by the Proposed Class Action Settlement, Nortel would make a payment of $575 in cash, issue 628,667,750 of Nortel Networks Corporation common shares (representing 14.5% of Nortel’s equity as of February 7, 2006), and contribute one-half of any recovery in Nortel’s existing litigation against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Proposed Class Action Settlement would be adjusted accordingly. The total settlement amount would include all plaintiffs’ court-approved attorneys’ fees. As a result of the Proposed Class Action Settlement, Nortel has established a litigation provision and recorded a charge to its full-year 2005 financial results of $2,474, $575 of which relates to the proposed cash portion of the Proposed Class Action Settlement, while $1,899 relates to the proposed equity component and will be adjusted in future quarters based on the fair value of the Nortel Networks Corporation common shares issuable until the finalization of the settlement. Any change to the terms of the Proposed Class Action Settlement would likely result in an adjustment to the litigation provision.
Nortel and the lead plaintiffs in the Nortel I Class Action and the Nortel II Class Action are continuing discussions towards a definitive settlement agreement based on the Proposed Class Action Settlement. At this time, it is not certain that such an agreement can be reached, that each of the actions noted above can be brought into, or otherwise bound by, the proposed settlement, if finalized, or that any such definitive settlement agreement would receive the required court and other approvals in all applicable jurisdictions, and the timing of any developments related to these matters is not certain.
In addition to the shareholder class actions encompassed by the Proposed Class Action Settlement, Nortel is also subject to ongoing regulatory and criminal investigations and related matters relating to its accounting restatements, and to certain other class actions, securities litigation and other actions described below. The Proposed Class Action Settlement and the litigation provision charge taken in connection with the Proposed Class Action Settlement do not relate to these matters. Nortel has not provided any additional provisions at this time for any potential judgments, fines, penalties or settlements that may arise from these other pending investigations or actions (other than for professional fees and expenses incurred).
On April 5, 2004, Nortel announced that the SEC had issued a formal order of investigation in connection with Nortel’s previous restatement of its financial results for certain periods, as announced in October 2003, and Nortel’s announcements in March 2004 regarding the likely need to revise certain previously announced results and restate previously filed financial results for one or more periods. The matter had been the subject of an informal SEC inquiry. On April 13, 2004, Nortel announced that it had received a letter from the staff of the Ontario Securities Commission (the “OSC”) advising that there is an OSC Enforcement Staff investigation into the same matters that are the subject of the SEC investigation.
On May 14, 2004, Nortel announced that it had received a federal grand jury subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Division. On August 23, 2005, Nortel received an additional federal grand jury subpoena in this investigation seeking production of additional documents, including documents relating to the Nortel Retirement Income Plan and the Nortel Long-Term Investment Plan.
On August 16, 2004, Nortel received a letter from the Integrated Market Enforcement Team of the Royal Canadian Mounted Police (“RCMP”) advising Nortel that the RCMP would be commencing a criminal investigation into Nortel’s financial accounting situation.
A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the Nortel Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004. On June 17, 2005, the plaintiffs filed a Second Amended Consolidated Class Action Complaint that added additional current and former directors, officers and employees as defendants and alleged breach of fiduciary duty on behalf of the Plan and as a purported class action on behalf of participants and beneficiaries of the Plan who held shares of the Nortel Networks Stock Fund during the period from March 7, 2000 through June 17, 2005. On July 8, 2005, the defendants filed a Renewed Motion to Dismiss Plaintiffs’ Second Amended Class Action Complaint. On July 29, 2005, plaintiffs filed an opposition to the motion, and defendants filed a reply memorandum on August 12, 2005. On March 30, 2006, the defendants filed an additional motion to dismiss raising the jurisdictional challenge that all former plan participants, including one of the named plaintiffs, lack standing to assert a claim under ERISA. On April 17, 2006, the plaintiffs filed a motion to strike this motion to dismiss.
On May 18, 2004, a purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on behalf of individuals who were participants and beneficiaries of the Plan at any time during the period of December 23, 2003 through the filing date and who made or maintained Plan investments in Nortel Networks

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain current and former officers and directors, of Nortel alleging, among other things, breach of fiduciary duties owed to Nortel during the period from 2000 to 2003 including by causing Nortel to engage in unlawful conduct or failing to prevent such conduct; causing Nortel to issue false statements; and violating the law (the “U.S. Derivative Action”). On February 14, 2005, the defendants filed motions to dismiss the derivative complaint. On April 29, 2005, the plaintiffs filed an opposition to the motions to dismiss. On May 26, 2005, the defendants filed a reply memorandum in support of the motions to dismiss. On August 24, 2005, the Court issued an opinion and order granting the defendants’ motions to dismiss the derivative complaint. Since the plaintiffs did not appeal the dismissal and the time to file an appeal has passed, this action is concluded.
On December 21, 2005, an application was filed in the Ontario Superior Court of Justice for leave to commence a shareholders’ derivative action on Nortel’s behalf against certain current and former officers and directors, of Nortel alleging, among other things, breach of fiduciary duties, breach of duty of care and negligence, and unjust enrichment in respect of various alleged acts and omissions including causing or permitting Nortel to issue alleged materially false and misleading statements regarding expected growth in revenues and earnings for 2000 and 2001 and endorsing or permitting accounting practices relating to provisions not in compliance with GAAP. The proposed derivative action would seek on Nortel’s behalf, among other things, compensatory damages of Canadian $1,000 and punitive damages of Canadian $10 from the individual defendants (the “Proposed Ontario Derivative Action”). In the Proposed Ontario Derivative Action, the defendants are the same and the allegations are substantially similar to the derivative complaint in the U.S. Derivative Action. The Proposed Ontario Derivative Action would also seek an order directing Nortel’s Board of Directors to reform and improve Nortel’s corporate governance and internal control procedures as the Court may deem necessary or desirable and an order that Nortel pay the legal fees and other costs in connection with the Proposed Ontario Derivative Action. The application for leave to commence the Proposed Ontario Derivative Action has not yet been heard. However, in response to a motion brought by the applicants to preserve potential claims against the possible expiration of potential limitation periods, Nortel consented to an order, entered February 14, 2006, permitting the applicants to file and have issued by the Court, on an interim basis and pending final determination of the application, the Proposed Ontario Derivative Action without prejudice to Nortel’s position on the merits of the application itself. The order provides that no further steps shall be taken against the individual defendants in the Proposed Ontario Derivative Action unless the application is granted and if the application is denied the Proposed Ontario Derivative Action is to be discontinued.
Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 which Nortel has taken as a charge in its 2005 financial results as a result of the Proposed Class Action Settlement, Nortel has not made any provisions for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims and investigations. Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition or liquidity of Nortel. Except for matters encompassed by the Proposed Class Action Settlement, as to which Nortel and the lead

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
plaintiffs are continuing discussions towards a definitive settlement agreement, Nortel intends to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgement it would be in the best interest of shareholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.
Nortel is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Environmental matters
Nortel’s operations are subject to a wide range of environmental laws in various jurisdictions around the world. Nortel seeks to operate its business in compliance with such laws. Nortel is subject to new European product content laws and product takeback and recycling requirements that will require full compliance commencing in July 2006. As a result of these laws and requirements, Nortel will incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on the business, results of operations, financial condition or liquidity in the past, there can be no assurance that Nortel will not be required to incur such costs in the future. Nortel is actively working on compliance plans and risk mitigation strategies relating to the new laws and requirements. Although Nortel is working with its strategic suppliers in this regard, it is possible that some of Nortel’s products may not be compliant by the legislated compliance date. In such event, Nortel expects that it will have the ability to rely on available exemptions under the new legislation for most of such products and currently expects minimal disruption to the distribution of such products. Nortel intends to manufacture products that are compliant with all applicable legislation and meet its quality and reliability requirements.
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
Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of December 31, 2005, the accruals on the consolidated balance sheet for environmental matters were $27. Based on information available as of December 31, 2005, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.
Nortel has remedial activities under way at 14 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $27.
Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at four Superfund sites in the U.S. (at two of the Superfund sites, Nortel is considered a de minimis potentially responsible party). A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 10% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 10% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $27 referred to above.
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Other
In August 2004, Nortel entered into a contract with BSNL to establish a wireless network in India. Nortel recognized revenues of $228 and $20 in 2005 and 2004, respectively, and project losses of approximately $148 and $160 in the corresponding years. Nortel expects to recognize additional revenues of approximately $92 and additional project losses of approximately $19 in 2006. The losses are primarily driven by the existing contractual terms negotiated in response to pricing pressures as a result of the competitive nature of India’s telecommunications market and an increase in project implementation costs. The time limit within which BSNL could have exercised its 50% business expansion option under the contract has passed and Nortel will not supply BSNL with products or services for this expansion.

23.	Subsequent events

Sale of Brampton facility
On January 4, 2006, Nortel announced that it had finalized an agreement to sell its facility in Brampton, Ontario to Rogers Communications Inc. (“Rogers”) for approximately $84. The sale includes the buildings, which comprises approximately one million square feet, fixtures and certain personal property located at the facility and 63 acres of land. Included in the sale was the sale-leaseback of a portion of the buildings on the Brampton facility to Nortel for lease terms of five years. The gain on sale is expected to be approximately $18. As of December 31, 2005, Nortel classified the carrying value of the Brampton facility as held for sale (see note 5).

Bookham transactions
On January 13, 2006, Nortel received $20 in cash plus accrued interest from Bookham to retire its $20 aggregate principal amount Series A secured note receivable due November 2007. In addition, Nortel sold its $25.9 aggregate principal amount Series B secured note receivable due November 2006 for approximately $26 to a group of unrelated investors.
On January 13, 2006, Nortel announced that it had entered into an agreement with Bookham to amend the current supply agreement and extend certain purchase commitments, which were scheduled to expire on April 29, 2006. Under the terms of the amended supply agreement, Nortel will purchase a minimum of $72 in product from Bookham during the calendar year of 2006. In addition, Nortel has entered into an agreement on the same date as the supply agreements under which Nortel agreed not to sell the approximately 4 million shares of Bookham common stock that it currently owns until after June 30, 2006.

Credit and Support Facilities
On February 14, 2006, Nortel entered into a new one-year credit facility in the aggregate principal amount of $1,300 (“2006 Credit Facility”). This new facility consists of (i) a senior secured one-year term loan facility in the amount of $850 (“Tranche A Term Loans”), and (ii) a senior unsecured one-year term loan facility in the amount of $450 (“Tranche B Term Loans”). The Tranche A Term Loans are secured equally and ratably with NNL’s obligations under the EDC Support Facility and NNL’s 6.875% Bonds due 2023 by a lien on substantially all of the U.S. and Canadian assets of NNL and the U.S. assets of NNL’s indirect subsidiary, Nortel Networks Inc. (“NNI”). The Tranche A Term Loans are also secured equally and ratably with NNL’s obligations under the EDC Support Facility by a lien on substantially all of NNC’s U.S. and Canadian assets. The Tranche A Term Loans and Tranche B Term Loans are also guaranteed by NNC and NNL and NNL’s obligations under the EDC Support Facility are also guaranteed by Nortel and NNI, in each case until the maturity or prepayment of the 2006 Credit Facility. The 2006 Credit Facility, which will mature in February 2007, was drawn down in the full amount on February 14, 2006 and Nortel used the net proceeds primarily to repay the outstanding $1,275 aggregate principal amount of NNL’s 6.125% Notes that matured on February 15, 2006. Nortel and NNI agreed to a demand right exercisable at any time after May 31, 2006 pursuant to which Nortel would be required to take all reasonable actions to issue senior unsecured debt securities in the capital markets to repay the 2006 Credit Facility.
At Nortel’s option, loans bear interest based on the “Base Rate” (defined as the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5% and the prime commercial lending rate of JPMorgan Chase Bank, N.A., established from time to time) or the reserve-adjusted London Interbank Offered Rate (“LIBOR”),

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
plus the Applicable Margin. The “Applicable Margin” is defined as 225 basis points in the case of Tranche A Term Loans that are LIBOR loans (125 basis points if such Tranche A Term Loans are Base Rate loans) and 300 basis points in the case of Tranche B Term Loans that are LIBOR loans (200 basis points if such Tranche B Term Loans are Base Rate loans). The Tranche A Loans initially as of February 14, 2006 bear interest at 6.875% while the Tranche B Loans initially as of February 14, 2006 bear interest at 7.625%.
The Tranche A Loans contain financial covenants that require that Nortel achieve Adjusted Earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of not less than $850, $750, $850 and $900 for the twelve-month period ending March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively. Adjusted EBITDA is generally defined as consolidated earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other one-time charges and gains that will be excluded from the calculation of Adjusted EBITDA. Both the Tranche A Term Loans and the Tranche B Term Loans contain a covenant that consolidated unrestricted cash and cash equivalents of Nortel must at all times exceed $1,000. In addition, the 2006 Credit Facility contains covenants that limit Nortel’s ability to create liens on its assets and the assets of substantially all of its subsidiaries in excess of certain baskets and permitted amounts, limit its ability and the ability of substantially all of its subsidiaries to merge, consolidate or amalgamate with another person. Payments of dividends on the outstanding preferred shares of NNL and payments under the Proposed Class Action Settlement are permitted. NNI is required to prepay the facility in certain circumstances, including in the event of certain debt or equity offerings or asset dispositions of collateral by Nortel, NNL or NNI.

Proposed Class Action Settlement
On February 8, 2006, Nortel announced that, as a result of the previously announced mediation process it entered into with the lead plaintiffs in two significant class action lawsuits pending in the U.S. District Court for the Southern District of New York and based on the recommendation of a senior Federal Judge, Nortel and the lead plaintiffs had reached an agreement in principle to settle these lawsuits (the “Proposed Class Action Settlement”). This settlement would be part of, and is conditioned on, Nortel reaching a global settlement encompassing all pending shareholder class actions and proposed shareholder class actions commenced against Nortel and certain other defendants following its announcement of revised financial guidance during 2001 and its revision of certain of its 2003 financial results and restatement of other prior periods. The Proposed Class Action Settlement was also conditioned on Nortel and the lead plaintiffs reaching agreement on corporate governance related matters and the resolution of insurance related issues and the receipt of all required court, securities regulatory and stock exchange approvals.
On March 17, 2006, Nortel announced that Nortel and the lead plaintiffs reached an agreement on the related insurance and corporate governance matters including Nortel’s insurers agreeing to pay $228.5 in cash towards the settlement and Nortel and NNL agreeing with their insurers to certain indemnification obligations. On April 3, 2006, the insurance proceeds were placed into escrow by the insurers. Nortel believes that these indemnification obligations would be unlikely to materially increase its total payment obligations under the Proposed Class Action Settlement. The insurance payments would not reduce the amounts payable by Nortel as noted below. Nortel also agreed to certain corporate governance enhancements, including the codification or certain of their current governance practices (such as the annual election by their directors of a non-executive Board chair) in their respective Board of Directors written mandates and the inclusion in Nortel Network’s Corporation respective annual proxy circular and proxy statement of a report on certain of their other governance practices (such as the process followed for the annual evaluation of the Board, committees of the Board and individual directors). The Proposed Class Action Settlement would contain no admission of wrongdoing by Nortel or any of the other defendants.
Under the terms of the proposed global settlement contemplated by the Proposed Class Action Settlement, Nortel would make a payment of $575 in cash, issue 628,667,750 Nortel Networks Corporation common shares (representing 14.5% of Nortel’s equity as of February 7, 2006), and contribute one-half of any recovery in its existing litigation against Nortel’s former president and chief executive officer, former chief financial officer and former controller, who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Proposed Class Action Settlement would be adjusted accordingly. As a result of the Proposed Class Action Settlement, Nortel has established a litigation provision and recorded a charge to its full-

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
year 2005 financial results of $2,474, of which $575 relates to the proposed cash portion of the Proposed Class Action Settlement, while $1,899 relates to the proposed equity component and will be adjusted in future quarters based on the fair value of the Nortel Networks Corporation common shares issuable until the finalization of the settlement. The cash amount bears interest commencing March 23, 2006 at a prescribed rate and is to be held in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Proposed Class Action Settlement. Any change to the terms of the Proposed Class Action Settlement as a result of ongoing discussions with the lead plaintiffs would likely also result in an adjustment to the litigation provision.
Nortel and the lead plaintiffs are continuing discussions towards a definitive settlement agreement. At this time, it is not certain that such an agreement can be reached, that each of the actions noted above can be brought into, or otherwise bound by, the proposed settlement, if finalized, or that such an agreement would receive the required court and other approvals in all applicable jurisdictions. The timing of any developments related to these matters is also not certain. The Proposed Class Action Settlement and the litigation provision charge taken in connection with the Proposed Class Action Settlement do not relate to ongoing regulatory and criminal investigations and do not encompass a related Employment Retirement Income Security Act (“ERISA”) class action or the pending application in Canada for leave to commence a derivative action against certain current and former officers and directors of Nortel. For additional information see note 22.

Tasman Networks Acquisition
On February 24, 2006, Nortel acquired Tasman Networks Inc. (“Tasman Networks”), an established networking company that provides a portfolio of secure enterprise routers, for $99.5 in cash and assumed liabilities.

Partial termination of outsourcing contract
Effective February 28, 2006, Nortel terminated a portion of an information services outsourcing contract. In connection with the termination, Nortel agreed to pay $50 to acquire certain hardware and software assets and the rights under certain warranty, maintenance, support and other contracts, and to settle all outstanding claims with the service provider.

Nortel Restatement of previously issued financial statements
On March 10, 2006, in conjunction with the release of Nortel’s preliminary unaudited fourth quarter and full year 2005 results, Nortel announced that it and NNL would restate their financial results for 2003, 2004 and the first nine months of 2005, and would have adjustments to periods prior to 2003. As a result of the Third Restatement, Nortel and NNL delayed the filing of their annual reports on Form 10-K for the year ended December 31, 2005 (the “2005 Reports”) beyond their regulatory filing deadline of March 16, 2006. Nortel and NNL completed the Third Restatement through the filing of the 2005 Reports with the SEC and OSC on April 28, 2006. For additional information on the restatement adjustments see note 4.

2006 Credit Facility and EDC Support Facility
As a result of the delayed filing of this report with the SEC, an event of default occurred under the 2006 Credit Facility. As a result of this and certain other related breaches, lenders holding greater than 50% of each tranche under the 2006 Credit Facility have the right to accelerate such tranche, and lenders holding greater than 50% of all of the secured loans under the 2006 Credit Facility have the right to exercise rights against certain collateral. The entire $1,300 under the 2006 Credit Facility is currently outstanding.
In addition, as a result of the delayed filing of this report with the SEC and other related breaches, EDC has the right to refuse to issue additional support and terminate its commitments under the $750 EDC Support Facility or require that NNL cash collateralize all existing support. As at April 14, 2006, there was approximately $162 of outstanding support under the EDC Support Facility.
Nortel is currently in discussions with its lenders under the 2006 Credit Facility and with EDC under the EDC Support Facility to negotiate waivers related to the Third Restatement and the delay in filing this report and the anticipated delay in filing our Quarterly Report on Form 10-Q for the period ended March 31, 2006, or the 2006 First Quarter Report.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Although Nortel expects to reach an agreement with its lenders and EDC with respect to the terms of an acceptable waiver, there can be no assurance that Nortel or NNL will receive such waivers.

Debt Securities
As a result of the delayed filing of the 2005 Reports Nortel and NNL were not in compliance with its obligations to deliver its SEC filings to the trustees under Nortel’s public debt indentures. The delay in filing the 2005 Reports did not result, and the anticipated delay in filing the 2006 First Quarter Reports (which Nortel is obligated to deliver to the trustees by May 25, 2006) will not result, in an automatic default and acceleration of such long-term debt. Neither the trustee under any such public debt indenture nor the holders of at least 25% of the outstanding principal amount of any series of debt securities issued under the indentures have the right to accelerate the maturity of such debt securities unless Nortel or NNL, as the case may be, fail to file and deliver its required SEC filings within 90 days after the above mentioned holders have given notice of such default to Nortel or NNL. While such notice could have been given at any time after March 30, 2006 as a result of the delayed filing of the 2005 Reports, neither Nortel nor NNL has received such a notice to the date of this report. In addition, any acceleration of the loans under the 2006 Credit Facility would result in a cross-default under the public debt indentures that would give the trustee under any such public debt indenture or the holders of at least 25% of the outstanding principal amount of any series of debt securities issued under the indentures the right to accelerate such series of debt securities. Approximately $500 of debt securities of NNL (or its subsidiaries) and $1,800 of convertible debt securities of Nortel (guaranteed by NNL) are currently outstanding under the indentures.

Stock exchanges
As a result of the delay in filing the 2005 Reports, Nortel and NNL were in breach, and as a result of the anticipated delay in filing the 2006 First Quarter Reports, Nortel and NNL will be in breach of the continued listing requirements of the NYSE and the TSX. The TSX has granted Nortel Networks Corporation and NNL an extension up to April 30, 2006 by which to file the 2005 Reports. To date, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of Nortel Networks Corporation common shares and other of Nortel Networks and NNL’s listed securities. The commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange.

Stock-based compensation plans
As a result of the Third Restatement, Nortel suspended as of March 10, 2006, the purchase of Nortel Networks Corporation common shares under the ESPPs; the exercise of outstanding options granted under the 2000 Plan or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by Nortel in connection with mergers and acquisitions; and the purchase of units in a Nortel stock fund or purchase of Nortel Networks Corporation common shares under Nortel defined contribution and investments plans, until such time, at the earliest, that Nortel is in compliance with U.S. and Canadian securities regulatory filing requirements.

24.	Reconciliation from U.S. GAAP to Canadian GAAP
New Canadian regulations allow issuers that are required to file reports with the SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. Accordingly, for fiscal 2005 and 2004, Nortel is including in the notes to its consolidated financial statements a reconciliation highlighting the material differences between its financial statements prepared in accordance with U.S. GAAP as compared to financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Subsequent to 2005, no further reconciliation or financial statement presentation in accordance with Canadian GAAP will be required under current Canadian regulations. Nortel will therefore not present Canadian GAAP financial statements or a reconciliation from U.S. GAAP to Canadian GAAP in 2006. Prior to 2004, Nortel prepared financial statements (with accompanying notes) and Management’s Discussion and Analysis — Canadian Supplement in accordance with Canadian GAAP and Canadian securities regulations, all of which

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
were presented as a separate report and filed with the relevant Canadian securities regulators in compliance with its Canadian continuous disclosure obligations.
The consolidated financial statements of Nortel have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that Nortel would have followed had its consolidated financial statements been prepared in accordance with Canadian GAAP. There are no significant differences between U.S. and Canadian GAAP that impact the consolidated statement of cash flows. The following is a reconciliation of the net earnings (loss) between U.S. GAAP and Canadian GAAP and accumulated deficit and earnings per share data under Canadian GAAP for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

		As restated*	As restated*
Net earnings (loss)
U.S. GAAP	$(2,575)	$(207)	$293
Deferred stock option compensation(a)	—	—	16
Derivative accounting(b)((j)(iv))	(14)	32	(22)
Financial instruments(c)	(79)	(64)	(79)
Stock option expense(f)	(4)	(8)	(5)
Cumulative effect of accounting change — net of tax((j)(vi))	—	—	12
Other	13	(11)	(46)

Canadian GAAP	$(2,659)	$(258)	$169

Canadian GAAP:
Accumulated deficit
Deficit at the beginning of the period(c)((j)(vi))	$(32,606)	$(32,339)	$(32,389)
Adjustment as of January 1, 2003 due to restatement *	—	—	(70)
Net earnings (loss)	(2,659)	(258)	169
Accretion of prepaid forward purchase contracts	(5)	(9)	(49)

Deficit at the end of the period	$(35,270)	$(32,606)	$(32,339)

Canadian GAAP:
Basic earnings (loss) per common share
— from continuing operations	$(0.61)	$(0.07)	0.00
— from discontinued operations	0.00	0.01	0.04

Basic earnings (loss) per common share	$(0.61)	$(0.06)	$0.04

Diluted earnings (loss) per common share
— from continuing operations	$(0.61)	$(0.07)	0.00
— from discontinued operations	0.00	0.01	0.04

Diluted earnings (loss) per common share	$(0.61)	$(0.06)	$0.04

*	See notes 4 and 24(i)

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The following details the material differences between U.S. GAAP and Canadian GAAP for balance sheet information as of December 31, 2005 and 2004:

	2005			2004

				As restated*
			Canadian			Canadian
	U.S. GAAP	Adjustments	GAAP	U.S. GAAP	Adjustments	GAAP

ASSETS
Current assets(g)	$8,867	$5	$8,872	$8,850	$6	$8,856
Investments(d)(g)	244	(34)	210	299	(35)	264
Plant and equipment — net	1,564	—	1,564	1,640	(1)	1,639
Goodwill(a)	2,592	(895)	1,697	2,303	(910)	1,393
Intangible assets — net(h)	172	(37)	135	78	(40)	38
Deferred income taxes — net (h)	3,629	(197)	3,432	3,738	(218)	3,520
Other assets(b)(h)	1,044	35	1,079	867	(9)	858

Total assets	$18,112	$(1,123)	$16,989	$17,775	$(1,207)	$16,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities(g)((j)(v))	$8,068	$(110)	$7,958	$5,935	$(40)	$5,895
Long-term debt(b)(c)	2,439	(192)	2,247	3,852	(277)	3,575
Deferred income taxes — net (h)	104	12	116	144	14	158
Other liabilities(b)(c)(h)	5,935	(1,302)	4,633	3,578	(1,279)	2,299

Total liabilities	16,546	(1,592)	14,954	13,509	(1,582)	11,927

Minority interests in subsidiary companies(c)	780	(57)	723	626	(47)	579
Total shareholders’ equity (b)(c)(d)(g)(h)	786	526	1,312	3,640	422	4,062

Total liabilities and shareholders’ equity	$18,112	$(1,123)	$16,989	$17,775	$(1,207)	$16,568

*	See notes 4 and 24(i)
The significant differences between U.S. GAAP and Canadian GAAP that impact the consolidated financial statements of Nortel include the following:

(a)	Business combinations
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
Stock options assumed on acquisitions were recorded at fair value for acquisitions on or after July 1, 2000 under U.S. GAAP, and for acquisitions on or after July 1, 2001 under Canadian GAAP. Beginning with acquisitions completed subsequent to July 1, 2000, U.S. GAAP requires an allocation of a portion of the purchase price to deferred compensation related to the intrinsic value of unvested options held by employees of the companies acquired. The deferred compensation is amortized to net earnings (loss) based on the remaining vesting period of the option awards. With the adoption of The Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments”, on January 1, 2002, unearned compensation is recorded on unvested options held by employees of acquired companies. Previously, there was no requirement to record deferred compensation in respect of such unvested options under Canadian GAAP. The difference in accounting for options issued from the

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
value ascribed under U.S. GAAP, as part of acquisitions discussed above, can result in a different balance being ascribed to goodwill under U.S. GAAP.
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
In November 2004, the Emerging Issues Committee (“EIC”) of the Canadian Institute of Chartered Accountants (“CICA”) issued EIC No. 149, “Accounting for Retractable or Mandatorily Redeemable Shares” (“EIC 149”). EIC 149 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities and measured at their redemption value on the balance sheets with retroactive application unless certain criteria are met.
Nortel consolidates two enterprises with limited lives, which have mandatory liquidation requirements at the end of their prescribed lives in 2024. Upon liquidation, the net assets of these entities will be distributed to the owners based on their relative interests at that time. As result of the EIC 149 requirement, the mandatorily redeemable non-controlling interests of the two enterprises are classified as financial liabilities and recorded at their redemption values, where in this particular case, redemption value is fair value, under Canadian GAAP. Changes in the redemption values are reflected in net earnings. Under US GAAP, the non-controlling interests remain in minority interest, with note disclosure of their fair values. The impact of this difference in the years ended December 31, 2005, 2004 and 2003 is to reclassify $57, $47 and $41 from minority interest to long-term liabilities, increase or decrease the long-term liability to $91, $71 and $67, with increases (decreases) of $(10), $2 and $(16), respectively, to net earnings (loss) and a $10 increase to the 2003 opening accumulated deficit.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

(e)	Other financial statement presentation differences
Under Canadian GAAP, global investment tax credits are deducted from R&D expense while under U.S. GAAP, these amounts are required to be deducted from the income tax benefit (expense). The impact of this difference in the years ended December 31, 2005, 2004 and 2003 of $39, $43 and $41, respectively, was to increase or decrease net earnings (loss) from continuing operations before income taxes, non-controlling interests and equity in net loss of associated companies under Canadian GAAP, with a corresponding increase or decrease in income tax benefit (expense).

(f)	Other
Under U.S. GAAP, translation adjustments for self-sustaining subsidiaries are reported as a component of other comprehensive income (loss) whereas, under Canadian GAAP, these translation adjustments are classified as foreign currency translation adjustment, also a component of shareholders’ equity.
Under both U.S. and Canadian GAAP, compensation expense should be recognized if an employee is eligible for retirement at the date of grant or becomes eligible during the vesting period and is eligible for acceleration of vesting upon retirement. The SEC has provided relief from this interpretation for awards granted prior to the adoption of SFAS 123R; however, no such relief exists under Canadian GAAP. Nortel has made an adjustment of $17 (including $13 related to prior periods) for compensation expense under Canadian GAAP in the year ended December 31, 2005.

(g)	Joint ventures
Nortel has a number of joint ventures with other parties. Under U.S. GAAP, investments in joint ventures are generally accounted for under the equity method, whereas, under Canadian GAAP, the proportionate consolidation method is used. The difference in accounting does not impact net earnings (loss), but does impact certain other consolidated financial statement items.

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

(i)	Canadian GAAP Restatement Adjustments
As part of the Third Restatement, Nortel determined that, for the year ended December 31, 2004, it had incorrectly applied the requirement in EIC 149 that required it to classify the mandatorily redeemable non-controlling interests of two enterprises as financial liabilities at their redemption values. For details on the difference from U.S. GAAP as a result of the application of EIC 149, see note 24(c).

(j)	Accounting changes

(i)	Determining whether an arrangement contains a lease
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
modified after January 1, 2005. Equivalent guidance in U.S. GAAP has already been adopted by Nortel. The adoption of EIC 150 did not have any material impact on Nortel’s results of operations and financial condition.

(ii)	Financial Instruments — disclosure and presentation
In January 2004, the CICA issued amendments to CICA Handbook Section 3860, “Financial Instruments — Disclosure and Presentation” (“Section 3860”), to require obligations that must or may be settled at the issuer’s option by a variable number of the issuer’s own equity instruments to be presented as liabilities. Thus, securities issued by an enterprise that give the issuer unrestricted rights to settle the principal amount in cash or in the equivalent value of its own equity instruments will no longer be presented as equity. The amendments to Section 3860 are applicable to Nortel beginning January 1, 2005 on a retroactive basis. The adoption of the amendments to Section 3860 did not have any material impact on Nortel’s results of operations and financial condition.

(iii)	Accounting by a customer (including a reseller) for certain consideration received from a vendor
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

(iv)	Derivative accounting
Effective January 1, 2004, Nortel adopted CICA Accounting Guideline (“AcG”) 13, “Hedging Relationships” (“AcG-13”), which establishes specific criteria for derivatives to qualify for hedge accounting. Nortel had been previously applying these criteria under U.S. GAAP. Therefore, there was no impact on adoption of AcG-13.
Concurrent with the adoption of AcG-13, Nortel also adopted the CICA’s EIC 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments” (“EIC 128”), which requires that certain freestanding derivative instruments that give rise to a financial asset or liability, and do not qualify for hedge accounting under AcG-13, be recognized on the balance sheet and measured at fair value, with changes in fair value recognized in earnings (loss) in each period. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 during the year ended December 31, 2004.

(v)	Revenue recognition
In December 2003, the EIC issued abstract 142, “Revenue Arrangements with Multiple Deliverables” (“EIC 142”). EIC 142 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EIC 142 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EIC 142 was applicable to Nortel beginning January 1, 2004 and was applied prospectively. The application of EIC 142 did not have a material impact on Nortel’s results of operations and financial condition.
In December 2003, the EIC issued abstract 141, “Revenue Recognition” (“EIC 141”). EIC 141 summarizes the principles set forth in SAB 101, which was issued by the SEC. Under EIC 141, performance is achieved in a transaction involving the sale of goods when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; and the seller’s price to the buyer is fixed or determinable. EIC 141 was applicable to Nortel beginning January 1, 2004 and was applied prospectively. The application of EIC 141 did not have a material impact on Nortel’s results of operations and financial condition.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
                    (vi)     Asset retirement obligations
Under U.S. GAAP, Nortel adopted SFAS 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), effective January 1, 2003, and recorded a cumulative effect of accounting change, net of tax, within net earnings (loss) on the date of adoption. Nortel adopted similar Canadian guidance, CICA Handbook Section 3110, “Asset Retirement Obligations”, effective January 1, 2004, with retroactive restatement of prior periods. Under Canadian GAAP, the cumulative effect of adoption as of January 1, 2003 was recorded as an adjustment to opening accumulated deficit, as opposed to an adjustment within net earnings (loss) under U.S. GAAP, resulting in a difference of $12. The retroactive adjustment to net earnings (loss) for the years ended December 31, 2003 and 2002 under Canadian GAAP was not significant. Plant and equipment — net, other liabilities and accumulated deficit as of December 31, 2003 have been increased by $4, $16 and $12, respectively, to reflect the retroactive restatement.
                    (vii)     Stock-based compensation
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
On October 1, 2003, Nortel elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified or settled on or after January 1, 2003, in accordance with the transitional provisions of Section 3870 and concurrent with the adoption of expense recognition under the fair value based method for U.S. GAAP.
                    (viii)     Restructuring charges
Under U.S. GAAP, effective January 1, 2003, Nortel adopted SFAS 146. SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Canadian GAAP, EIC 134, “Accounting for Severance and Termination Benefits” (“EIC 134”), and EIC 135, “Accounting for Costs Associated with Exit and Disposal Activities (Including Costs Incurred in a Restructuring)” (“EIC 135”), were issued to harmonize Canadian GAAP requirement with SFAS 146. Effective April 1, 2003, Nortel adopted EIC 134 and EIC 135.
                    (ix)     Impairment and disposal of long-lived assets
In May 2003, the CICA issued an updated Section 3475 “Disposal of Long-Lived Assets and Discontinued operations” (“Section 3475”). In April 2003, the CICA issued Handbook Section 3063, “Impairment of Long-Lived Assets” (“Section 3063”).
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

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

(x) Guarantees
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

(xi) Consolidation of variable interest entities
In June 2003, the CICA issued AcG-15, which is consistent with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. AcG-15 clarifies the application of consolidation guidance to those entities defined as VIEs (which includes, but is not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures) in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The requirements of AcG-15 were effective for all annual and interim periods beginning on or after November 1, 2004. Earlier application was encouraged and effective July 1, 2003, Nortel adopted AcG-15 at the same time as equivalent guidance under U.S. GAAP and prospectively began consolidating two VIEs for which Nortel was considered the primary beneficiary.

(k)	Comparative information
The following tables present consolidated statements of operations and cash flows under Canadian GAAP for the year ended December 31, 2003. For the years ended December 31, 2005 and 2004, in accordance with Canadian securities law requirements, Nortel quantified the effect of material differences between Canadian GAAP and U.S. GAAP on its

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
consolidated statements of operations and did not publish consolidated statement of operations and cash flows for those periods, due to the differences being immaterial.
Consolidated statement of operations for the year ended December 31:

	2003	2003

	As
	Previously	As
	Reported	Restated*
Revenues	$10,193	$9,932
Cost of revenues	5,851	5,723

Gross profit	4,342	4,209

Selling, general and administrative expense	1,949	1,979
Research and development expense	1,922	1,931
Amortization of intangibles	101	101
Special charges	288	292
(Gain) loss on sale of businesses and assets	(7)	(7)

Operating earnings (loss)	89	(87)

Other income (expense) — net	412	410
Interest expense
Long-term debt	(244)	(241)
Other	(28)	(28)

Earnings (loss) from continuing operations before income taxes, non-controlling interests and equity in net loss of associated companies	229	54
Income tax benefit (expense)	18	20

	247	74
Non-controlling interests — net of tax	(63)	(52)
Equity in net loss of associated companies — net of tax	(37)	(36)

Net earnings (loss) from continuing operations	147	(14)
Net earnings (loss) from discontinued operations — net of tax	184	183

Net earnings (loss)	$331	$169

*	The adjustments for Canadian GAAP, due to the restatement, did not result in any material differences between Canadian and U.S. GAAP.

NORTEL NETWORKS CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Consolidated statement of cash flows for the year ended December 31:

	2003	2003

	As
	Previously	As
	Reported	Restated*
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$147	$(14)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	539	544
Non-cash portion of special charges and related asset write downs	87	87
Equity in net loss of associated companies	37	37
Stock option compensation	26	31
Future income taxes	(21)	(24)
Other liabilities	106	110
(Gain) loss on repurchases of outstanding debt securities	(4)	(4)
(Gain) loss on sale or write down of investments, businesses and assets	(150)	(150)
Other — net	109	115
Change in operating assets and liabilities	(769)	(850)

Net cash from (used in) operating activities of continuing operations	107	(118)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(171)	(168)
Proceeds on disposals of plant and equipment	38	38
Restricted cash and cash equivalents, net	—	200
Acquisitions of investments and businesses — net of cash acquired	(58)	(31)
Proceeds on sale of investments and businesses	107	107

Net cash from (used in) investing activities of continuing operations	(84)	146

Cash flows from (used in) financing activities
Increase in notes payable	80	80
Decrease in notes payable	(125)	(125)
Repayments of long-term debt	(270)	(270)
Repayments of capital leases payable	(12)	(12)
Dividends paid by subsidiaries to non-controlling interests	(35)	(35)
Issuance of common shares	3	3

Net cash from (used in) financing activities of continuing operations	(359)	(359)

Effect of foreign exchange rate changes on cash and cash equivalents	176	176

Net cash from (used in) continuing operations	(160)	(155)
Net cash from (used in) operating activities of discontinued operations	127	127
Net cash from (used in) investing activities of discontinued operations	241	241

Net increase (decrease) in cash and cash equivalents	208	213
Cash and cash equivalents at beginning of year	3,793	3,793

Cash and cash equivalents at end of year	$4,001	$4,006

*	The adjustments for Canadian GAAP, due to the restatement, did not result in any material differences between Canadian and U.S. GAAP.
* * * * *

Quarterly Financial Data (Unaudited)
The following financial data present the impact of the Third Restatement on Nortel’s previously issued consolidated statements of operations and cash flows for each of the quarters ended March 31, 2005; June 30, 2005; September 30, 2005; March 31, 2004; June 30, 2004; September 30, 2004; and December 31, 2004 and consolidated balance sheets as at March 31, 2005; June 30, 2005; and September 30, 2005 (refer to note 4 of the accompanying consolidated financial statements for a description of the nature of the adjustments). The quarter ended December 31, 2005 has not been previously reported.
Nortel believes all adjustments necessary for a fair presentation of the results for the periods presented have been made. These amounts have been restated to reflect the correction of errors identified in the Third Restatement.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

	(Millions of U.S. dollars,
	except per share amounts)
Revenues	$2,536	$2,389	$2,444	$2,366
Cost of revenues	1,479	1,377	1,391	1,353

Gross profit	1,057	1,012	1,053	1,013

Selling, general and administrative expense	574	578	542	546
Research and development expense	474	474	471	471
Amortization of intangibles	2	2	3	2
Special charges	21	14	7	7
(Gain) loss on sale of businesses and assets	1	22	—	1

Operating earnings (loss)	(15)	(78)	30	(14)

Other income — net	46	54	86	85
Interest expense
Long-term debt	(50)	(50)	(44)	(44)
Other	(3)	(3)	(8)	(8)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(22)	(77)	64	19
Income tax benefit (expense)	(16)	(16)	9	10

	(38)	(93)	73	29
Minority interests — net of tax	(14)	(14)	(14)	(14)
Equity in net earnings (loss) of associated companies — net of tax	1	1	(1)	(1)

Net earnings (loss) from continuing operations	(51)	(106)	58	14
Net earnings from discontinued operations — net of tax	2	2	1	1

Net earnings (loss)	$(49)	$(104)	$59	$15

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.01)	$(0.02)	$0.01	$0.00
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.02)	$0.01	$0.00

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

	(Millions of U.S. dollars,
	except per share amounts)
Revenues	$2,855	$2,619	$5,391	$5,008
Cost of revenues	1,620	1,485	3,099	2,862

Gross profit	1,235	1,134	2,292	2,146
Selling, general and administrative expense	579	588	1,153	1,166
Research and development expense	479	488	953	962
Amortization of intangibles	2	2	4	4
Special charges	90	92	111	106
(Gain) loss on sale of businesses and assets	36	11	37	33

Operating earnings (loss)	49	(47)	34	(125)
Other income — net	58	74	104	128
Interest expense
Long-term debt	(51)	(51)	(101)	(101)
Other	(1)	(1)	(4)	(4)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	55	(25)	33	(102)
Income tax benefit (expense)	7	9	(9)	(7)

	62	(16)	24	(109)
Minority interests — net of tax	(17)	(17)	(31)	(31)
Equity in net earnings (loss) of associated companies — net of tax	1	1	2	2

Net earnings (loss) from continuing operations	46	(32)	(5)	(138)
Net earnings from discontinued operations — net of tax	(1)	(1)	1	1

Net earnings (loss)	$45	$(33)	$(4)	$(137)

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.01	$(0.01)	$(0.00)	$(0.03)
— from discontinued operations	(0.00)	(0.00)	0.00	0.00

Basic and diluted earnings (loss) per common share	$0.01	$(0.01)	$(0.00)	$(0.03)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

	(Millions of U.S. dollars,
	except per share amounts)
Revenues	$2,590	$2,478	$5,034	$4,844
Cost of revenues	1,535	1,470	2,926	2,823

Gross profit	1,055	1,008	2,108	2,021
Selling, general and administrative expense	542	546	1,084	1,092
Research and development expense	493	493	964	964
Amortization of intangibles	2	2	5	4
Special charges	(1)	(1)	6	6
(Gain) loss on sale of businesses and assets	(75)	(75)	(75)	(74)

Operating earnings (loss)	94	43	124	29
Other income (expense) — net	(18)	(7)	68	78
Interest expense
Long-term debt	(43)	(43)	(87)	(87)
Other	(7)	(7)	(15)	(15)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	26	(14)	90	5
Income tax benefit (expense)	(7)	(6)	2	4

	19	(20)	92	9
Minority interests — net of tax	(8)	(8)	(22)	(22)
Equity in net earnings (loss) of associated companies — net of tax	(1)	(1)	(2)	(2)

Net earnings (loss) from continuing operations	10	(29)	68	(15)
Net earnings from discontinued operations — net of tax	6	6	7	7

Net earnings (loss)	$16	$(23)	$75	$(8)

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.00	$(0.01)	$0.02	$(0.00)
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$0.00	$(0.01)	$0.02	$(0.00)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

	(Millions of U.S. dollars,
	except per share amounts)
Revenues	$2,655	$2,518	$8,046	$7,526
Cost of revenues	1,648	1,540	4,747	4,402

Gross profit	1,007	978	3,299	3,124
Selling, general and administrative expense	572	567	1,725	1,733
Research and development expense	449	443	1,402	1,405
Amortization of intangibles	6	7	10	11
Special charges	37	39	148	145
(Gain) loss on sale of businesses and assets	4	3	41	36

Operating earnings (loss)	(61)	(81)	(27)	(206)
Other income — net	66	53	170	181
Interest expense
Long-term debt	(55)	(54)	(156)	(155)
Other	(2)	(3)	(6)	(7)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(52)	(85)	(19)	(187)
Income tax benefit (expense)	(40)	(39)	(49)	(46)

	(92)	(124)	(68)	(233)
Minority interests — net of tax	(15)	(15)	(46)	(46)
Equity in net earnings (loss) of associated companies — net of tax	1	1	3	3

Net earnings (loss) from continuing operations	(106)	(138)	(111)	(276)
Net earnings from discontinued operations — net of tax	1	2	2	3

Net earnings (loss)	$(105)	$(136)	$(109)	$(273)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.02)	$(0.03)	$(0.03)	$(0.06)
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.03)	$(0.03)	$(0.06)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

	(Millions of U.S. dollars,
	except per share amounts)
Revenues	$2,179	$2,159	$7,213	$7,003
Cost of revenues	1,393	1,382	4,319	4,205

Gross profit	786	777	2,894	2,798
Selling, general and administrative expense	512	514	1,596	1,606
Research and development expense	501	498	1,465	1,462
Amortization of intangibles	2	2	7	6
Special charges	93	94	99	100
(Gain) loss on sale of businesses and assets	(39)	(39)	(114)	(113)

Operating earnings (loss)	(283)	(292)	(159)	(263)
Other income (expense) — net	44	10	112	88
Interest expense
Long-term debt	(45)	(44)	(132)	(131)
Other	(3)	(3)	(18)	(18)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(287)	(329)	(197)	(324)
Income tax benefit (expense)	30	30	32	34

	(257)	(299)	(165)	(290)
Minority interests — net of tax	(7)	(7)	(29)	(29)
Equity in net earnings (loss) of associated companies — net of tax	—	—	(2)	(2)

Net earnings (loss) from continuing operations	(264)	(306)	(196)	(321)
Net earnings from discontinued operations — net of tax	5	5	12	12

Net earnings (loss)	$(259)	$(301)	$(184)	$(309)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.06)	$(0.07)	$(0.04)	$(0.07)
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.06)	$(0.07)	$(0.04)	$(0.07)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2005(a)	December 31, 2004

		As
		Previously	As
		Reported(b)	Restated

	(Millions of U.S. dollars,
	except per share amounts)
Revenues	$2,997	$2,615	$2,513
Cost of revenues	1,815	1,431	1,369

Gross profit	1,182	1,184	1,144
Selling, general and administrative expense	680	542	527
Research and development expense	451	494	498
Amortization of intangibles	6	3	3
Special charges	25	81	81
(Gain) loss on sale of businesses and assets	11	16	22
Shareholder litigation settlement expense	2,474	—	—

Operating earnings (loss)	(2,465)	48	13
Other income (expense) — net	122	119	124
Interest expense
Long-term debt	(52)	(61)	(61)
Other	(4)	8	8

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(2,399)	114	84
Income tax benefit (expense)	102	(3)	(4)

	(2,297)	111	80
Minority interests — net of tax	(4)	(17)	(17)
Equity in net earnings (loss) of associated companies — net of tax	1	2	2

Net earnings (loss) from continuing operations	(2,300)	96	65
Net earnings from discontinued operations — net of tax	(2)	37	37

Net earnings (loss)	$(2,302)	$133	$102

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.53)	$0.02	$0.01
— from discontinued operations	(0.00)	0.01	0.01

Basic and diluted earnings (loss) per common share	$(0.53)	$0.03	$0.02

(a)	The fourth quarter ended December 31, 2005 had not been previously reported.
(b)	Previously reported in the Unaudited Quarterly Financial Data section of the 2004 Annual Report on Form 10-K.
See notes 3, 7 and 10 to the consolidated financial statements in this report for the impact of accounting changes, special charges and acquisitions, divestitures and closures, respectively, that affect the comparability of the selected financial data. Additionally, the following significant items were recorded in the fourth quarters of 2005 and 2004:

•	During the fourth quarter of 2005, Nortel recorded a charge of $2,474 related to an agreement reached in principle for the settlement of shareholder class action litigation.
•	During the fourth quarter of 2005, Nortel recorded a tax benefit of approximately $140 related to the release of a liability attributed to the retroactive application of the APA.
•	During the fourth quarter of 2004, bad debt recoveries of $80, which related primarily to customer financing notes receivable that were restructured and subsequently sold for cash proceeds in the first quarter of 2005, were recorded as a reduction to SG&A expense. Other income (expense) included foreign exchange gains of $43 related to day-to-day transactional activities and a gain of $53 related to the restructured customer financing arrangement for which Nortel received cash proceeds in the fourth quarter of 2004.

Consolidated Balance Sheets (Unaudited)

	March 31, 2005		June 30, 2005		September 30, 2005

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(Millions of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$3,431	$3,430	$3,060	$3,059	$2,997	$2,996
Restricted cash and cash equivalents	81	81	73	73	73	73
Accounts receivable — net	2,780	2,624	2,735	2,502	2,616	2,347
Inventories — net	1,316	1,974	1,315	2,077	1,232	1,932
Deferred income taxes — net	248	248	259	259	371	371
Other current assets	424	428	519	507	580	573

Total current assets	8,280	8,785	7,961	8,477	7,869	8,292
Investments	148	287	154	291	166	311
Plant and equipment (net of restated accumulated depreciation as of March 31, 2005 of $2,361; June 30, 2005 — $2,297; September 30, 2005 — $2,265)	1,594	1,586	1,581	1,576	1,575	1,572
Goodwill	2,260	2,260	2,522	2,522	2,519	2,519
Intangible assets — net	75	75	154	152	150	147
Deferred income taxes — net	3,706	3,707	3,632	3,636	3,606	3,610
Other assets	694	758	578	750	579	952

Total assets	$16,757	$17,458	$16,582	$17,404	$16,464	$17,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$983	$974	$1,144	$1,135	$984	$971
Payroll and benefit-related liabilities	462	460	593	599	536	536
Contractual liabilities	506	518	436	434	396	425
Restructuring liabilities	152	144	143	140	131	131
Other accrued liabilities	1,020	1,012	910	908	896	885
Deferred revenue and advanced billings	1,849	2,581	1,731	2,532	1,604	2,450
Long-term debt due within one year	1,290	1,289	1,449	1,442	1,455	1,452

Total current liabilities	6,262	6,978	6,406	7,190	6,002	6,850
Long-term debt	2,571	2,566	2,438	2,438	2,428	2,428
Deferred income taxes — net	144	144	151	151	227	227
Deferred revenue	506	787	492	817	625	992
Other liabilities	2,960	2,883	2,837	2,838	2,748	2,975

Total liabilities	12,443	13,358	12,324	13,434	12,030	13,472

Minority interests in subsidiary companies	629	626	636	632	641	637
Guarantees, commitments and contingencies (refer to notes 13, 14 and 22 of this report)
SHAREHOLDERS’ EQUITY
Common shares	33,840	33,840	33,844	33,844	33,932	33,932
Additional paid-in capital	3,301	3,301	3,316	3,316	3,252	3,253
Accumulated deficit	(32,632)	(33,054)	(32,587)	(33,087)	(32,692)	(33,223)
Accumulated other comprehensive loss	(824)	(613)	(951)	(735)	(699)	(668)

Total shareholders’ equity	3,685	3,474	3,622	3,338	3,793	3,294

Total liabilities and shareholders’ equity	$16,757	$17,458	$16,582	$17,404	$16,464	$17,403

Condensed Consolidated Statements of Cash Flows (Unaudited)

	2005

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31		June 30		September 30

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(Millions of U.S. dollars)
Net cash from (used in):
Operating activities of continuing operations	$(262)	$(263)	$(159)	$(153)	$(304)	$(297)

Investing activities of continuing operations
Expenditures for plant and equipment	(54)	(54)	(119)	(124)	(167)	(176)
Proceeds on disposals of plant and equipment	—	—	10	10	10	10
Restricted cash and cash equivalents	—	1	9	9	9	9
Acquisitions of investments and businesses — net	(2)	(2)	(448)	(448)	(449)	(449)
Proceeds on sale of investments and businesses	83	83	167	167	308	308

Investing activities of continuing operations	27	28	(381)	(386)	(289)	(298)

Financing activities of continuing operations
Dividends paid by subsidiaries to minority interests	(14)	(14)	(24)	(24)	(33)	(33)
Increase in notes payable	20	20	38	38	58	59
Decrease in notes payable	(26)	(26)	(46)	(46)	(64)	(64)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	—	—	—	—	—
Repayments of capital leases payable	(1)	(1)	(4)	(5)	(8)	(8)
Issuance of common shares	—	—	1	1	4	4

Financing activities of continuing operations	(21)	(21)	(35)	(36)	(43)	(42)

Effect of foreign exchange rate changes on cash and cash equivalents	(35)	(35)	(85)	(85)	(86)	(86)

Net cash from (used in) continuing operations	(291)	(291)	(660)	(660)	(722)	(723)
Net cash from (used in) operating activities of discontinued operations	36	36	34	34	33	34

Net decrease in cash and cash equivalents	(255)	(255)	(626)	(626)	(689)	(689)
Cash and cash equivalents at beginning of period	3,686	3,685	3,686	3,685	3,686	3,685

Cash and cash equivalents at end of period	$3,431	$3,430	$3,060	$3,059	$2,997	$2,996

Condensed Consolidated Statements of Cash Flows (Unaudited)

	2004

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31		June 30		September 30

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(Millions of U.S. dollars)
Net cash from (used in):
Operating activities of continuing operations	$(340)	$(341)	$(257)	$(257)	$(447)	$(448)

Investing activities of continuing operations
Expenditures for plant and equipment	(43)	(43)	(102)	(102)	(194)	(194)
Proceeds on disposals of plant and equipment	5	5	10	10	10	10
Restricted cash and cash equivalents	—	1	10	10	(14)	(14)
Acquisitions of investments and businesses — net	(3)	(3)	(6)	(6)	(7)	(7)
Proceeds on sale of investments and businesses	55	55	132	132	143	143

Investing activities of continuing operations	14	15	44	44	(62)	(62)

Financing activities of continuing operations
Dividends paid by subsidiaries to minority interests	(9)	(9)	(16)	(16)	(24)	(24)
Increase in notes payable	10	11	41	52	54	65
Decrease in notes payable	(13)	(14)	(26)	(37)	(56)	(67)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	(97)	(97)	(98)	(98)	(107)	(107)
Repayments of capital leases payable	(3)	(3)	(8)	(8)	(5)	(5)
Issuance of common shares	30	30	30	30	30	30

Financing activities of continuing operations	(82)	(82)	(77)	(77)	(108)	(108)

Effect of foreign exchange rate changes on cash and cash equivalents	13	13	(9)	(9)	(6)	(6)

Net cash from (used in) continuing operations	(395)	(395)	(299)	(299)	(623)	(624)
Net cash from (used in) operating activities of discontinued operations	(3)	(3)	11	11	16	16

Net decrease in cash and cash equivalents	(398)	(398)	(288)	(288)	(607)	(608)
Cash and cash equivalents at beginning of period	3,997	4,002	3,997	4,002	3,997	4,002

Cash and cash equivalents at end of period	$3,599	$3,604	$3,709	$3,714	$3,390	$3,394

Supplemental information (Millions of U.S. dollars) (unaudited)

(a)	Adjustments
The following tables summarize the revenue adjustments and other adjustments to net earnings (loss) (refer to note 4 of the accompanying consolidated financial statements for a description of the nature of the adjustments).

	2005			2004

	Three	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	March 31	June 30	September 30	December 31

Revenues — as previously reported	$2,536	$2,855	$2,655	$2,444	$2,590	$2,179	$2,615
Adjustments:
Application of SOP 81-1	82	(23)	(13)	(22)	(29)	(17)	(16)
Interaction between multiple revenue recognition accounting standards	(183)	(155)	(70)	(19)	(31)	(49)	(75)
Application of SAB 104 and SOP 97-2	(53)	(45)	(62)	(37)	(54)	42	11
Other revenue recognition adjustments	7	(13)	8	—	2	4	(22)

Revenues — as restated	$2,389	$2,619	$2,518	$2,366	$2,478	$2,159	$2,513

Net earnings (loss) — as previously reported	$(49)	$45	$(105)	$59	$16	$(259)	$133
Adjustments:
Application of SOP 81-1	9	(12)	(6)	(3)	(14)	(3)	(8)
Interaction between multiple revenue recognition accounting standards	(26)	(12)	(7)	(6)	(7)	(10)	(24)
Application of SAB 104 and SOP 97-2	(26)	(25)	(22)	(23)	(26)	2	(5)
Other revenue recognition adjustments	(3)	(50)	6	(9)	3	2	—
(Gain)/loss on sale of businesses	(21)	25	—	(1)	—	—	(6)
Health and WelfareTrust	—	—	—	—	—	—	(1)
Foreign exchange(i)	2	11	(5)	—	6	(34)	(10)
Other	10	(15)	3	(2)	(1)	1	23

Net earnings (loss) — as restated	$(104)	$(33)	$(136)	$15	$(23)	$(301)	$102

	2005		2004

	Six	Nine	Six	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30	September 30	June 30	September 30

Revenues — as previously reported	$5,391	$8,046	$5,034	$7,213
Adjustments:
Application of SOP 81-1	59	46	(51)	(68)
Interaction between multiple revenue recognition accounting standards	(338)	(408)	(50)	(99)
Application of SAB 104 and SOP 97-2	(98)	(160)	(91)	(49)
Other revenue recognition adjustments	(6)	2	2	6

Revenues — as restated	$5,008	$7,526	$4,844	$7,003

Net earnings (loss) — as previously reported	$(4)	$(109)	$75	$(184)
Adjustments:
Application of SOP 81-1	(3)	(9)	(17)	(20)
Interaction between multiple revenue recognition accounting standards	(38)	(45)	(13)	(23)
Application of SAB 104 and SOP 97-2	(51)	(73)	(49)	(47)
Other revenue recognition adjustments	(53)	(47)	(6)	(4)
(Gain)/loss on sale of businesses	4	4	(1)	(1)
Foreign exchange(i)	13	8	6	(28)
Other	(5)	(2)	(3)	(2)

Net earnings (loss) — as restated	$(137)	$(273)	$(8)	$(309)

(i)	Includes the foreign exchange gains and losses resulting from the Third Restatement adjustments, and the correction of certain foreign exchange errors as described in note 4 of the accompanying consolidated financial statements.

                    Revenue Recognition Adjustments:
As described in note 4, the impact of the Third Restatement adjustments that related to revenue recognition errors resulted in corrections to revenue previously recognized that should have been deferred to subsequent periods. The timing of the recognition of revenue is dependent on the satisfaction of various revenue recognition criteria as described in note 4 and therefore will result in quarterly fluctuations which may not reflect the annual trends.
In 2004, Nortel identified and corrected certain errors that related to revenue recognition. The cumulative adjustments were previously recorded in 2004, rather than restating prior periods, because they were not material either to 2004, or the prior period results as originally reported. As part of the Third Restatement, these adjustments have now been recorded in the appropriate periods as follows:

•	A cumulative correction previously recorded in the third quarter of 2004 has now been recorded primarily in 2003, and prior periods resulting in an increase to revenue of $80 in the third quarter of 2004. The adjustment was to correct for previously recognized revenue relating to past sales of Optical Networks equipment which we determined should have been deferred and recognized with the delivery of future contractual PCS and other services over the term of the PCS.
•	A cumulative correction in the fourth quarter of 2004 has now been recorded in the appropriate prior periods resulting in an increase to revenue of $40 in the fourth quarter of 2004. The adjustment was to correct for previously recognized revenue related to an EMEA contract which should have been deferred until the delivery of certain undelivered elements such as services.
                    Other Adjustments:
Nortel had previously recorded a foreign exchange gain in the third quarter of 2004 to correct a cumulative error from prior periods related to the functional currency designation of an entity in Brazil. As part of the Third Restatement, the impact of this adjustment has now been recorded in the appropriate prior periods, resulting in a decrease to other income in the third quarter of 2004 of $33.
Nortel had previously recorded a charge of $27 to (gain) loss on sale of businesses and assets in the second quarter of 2005 to correct a cumulative error related to capitalized legal and professional fees, real estate impairment costs and special termination benefits relating to its transaction with Flextronics. Nortel determined that these costs should have been expensed as incurred starting in 2004, and through the first quarter of 2005. As part of the Third Restatement, these adjustments have been recorded in the appropriate prior periods resulting in a decrease to the loss on sale of businesses and assets in the second quarter of 2005 of $27 and a corresponding increase of $20 and $7 in the first quarter of 2005 and fourth quarter of 2006, respectively.
In addition, during the first three quarters of 2005, Nortel recorded gains related to inventory transferred to Flextronics as a reduction of cost of revenues. These gains should have been included in the calculation of the (gain) loss on sale of businesses and assets and deferred accordingly. The correction of this error resulted in an increase in cost of revenues of $8, $21, and $10 for the first, second and third quarters of 2005, respectively.

(b)	Segments
The following tables sets forth information by segment:

	2005

	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31		June 30		September 30

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Revenues
Carrier Packet Networks	$664	$598	$743	$724	$754	$715
CDMA Networks	535	535	662	625	539	544
GSM and UMTS Networks	788	713	719	566	674	580
Enterprise Networks	547	542	730	703	685	677

Total reportable segments	2,534	2,388	2,854	2,618	2,652	2,516
Other	2	1	1	1	3	2

Total revenues	$2,536	$2,389	$2,855	$2,619	$2,655	$2,518

Management EBT
Carrier Packet Networks	$(31)	$(59)	$26	$7	$48	$30
CDMA Networks	168	155	203	172	137	139
GSM and UMTS Networks	53	51	27	(6)	(67)	(70)
Enterprise Networks	23	21	103	82	38	39

Total reportable segments	213	168	359	255	156	138
Other	(224)	(220)	(192)	(191)	(175)	(188)

Total Management EBT	(11)	(52)	167	64	(19)	(50)

Amortization of intangibles	(2)	(2)	(2)	(2)	(6)	(7)
Special charges	(21)	(14)	(90)	(92)	(37)	(39)
Gain (loss) on sale of businesses and assets	(1)	(22)	(36)	(11)	(4)	(3)
Income tax benefit (expense)	(16)	(16)	7	9	(40)	(39)

Net earnings (loss) from continuing operations	$(51)	$(106)	$46	$(32)	$(106)	$(138)

	2004

	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended
	March 31		June 30		September 30		December 31

	As		As		As
	Previously	As	Previously	As	Previously	As		As
	Reported	Restated	Reported	Restated	Reported	Restated	Previously(i)	Restated

Revenues
Carrier Packet Networks	$683	$650	$724	$698	$533	$584	$685	$657
CDMA Networks	569	568	567	566	511	493	616	589
GSM and UMTS Networks	656	614	711	641	543	510	665	646
Enterprise Networks	534	532	578	564	591	571	651	622

Total reportable segments	2,442	2,364	2,580	2,469	2,178	2,158	2,617	2,514
Other	2	2	10	9	1	1	(2)	(1)

Total revenues	$2,444	$2,366	$2,590	$2,478	$2,179	$2,159	$2,615	$2,513

Management EBT
Carrier Packet Networks	$(59)	$(85)	$(46)	$(61)	$(131)	$(125)	$(1)	$(27)
CDMA Networks	224	212	173	168	140	133	166	175
GSM and UMTS Networks	1	(15)	(9)	(33)	(179)	(182)	39	33
Enterprise Networks	17	17	22	15	39	30	92	74

Total reportable segments	183	129	140	89	(131)	(144)	296	255
Other	(124)	(115)	(197)	(186)	(107)	(135)	(97)	(80)

Total Management EBT	59	14	(57)	(97)	(238)	(279)	199	175

Amortization of intangibles	(3)	(2)	(2)	(2)	(2)	(2)	(3)	(3)
Special charges	(7)	(7)	1	1	(93)	(94)	(81)	(81)
Gain (loss) on sales of businesses and asset	—	(1)	75	75	39	39	(16)	(22)
Income tax benefit (expense)	9	10	(7)	(6)	30	30	(3)	(4)

Net earnings (loss) from continuing operations	$58	$14	$10	$(29)	$(264)	$(306)	$96	$65

(i)	During the first quarter of 2005, Nortel changed its reportable segments. The first three quarters of 2005 and the related 2004 comparatives had been previously reported under the new reportable segments. Nortel did not previously report financial data for the fourth quarter of 2004 reflecting its new reportable segments. The amounts for the three months ended December 31, 2004 have been reclassified to conform to the new reportable segments.

(c)	Other income — net

	2005

	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31		June 30		September 30

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Interest income	$14	$14	$15	$15	$16	$16
Gain (loss) on sale or write down of investments	(5)	(5)	21	21	—	—
Currency exchange gains (losses)	26	28	8	19	21	16
Other — net	11	17	14	19	29	21

Other income — net	$46	$54	$58	$74	$66	$53

	2004

	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31		June 30		September 30

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Interest income	$15	$15	$16	$16	$16	$16
Gain (loss) on sale or write down of investments	33	33	(1)	(1)	1	1
Currency exchange gains (losses)	1	—	(1)	5	53	19
Other — net	37	37	(32)	(27)	(26)	(26)

Other income — net	$86	$85	$(18)	$(7)	$44	$10

(d)	Accounts receivable — net:

	March 31, 2005		June 30, 2005		September 30, 2005

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Trade receivables	$1,982	$1,979	$1,913	$1,906	$1,954	$1,950
Notes receivable	198	193	140	140	66	66
Contracts in process	707	559	785	559	692	427

	2,887	2,731	2,838	2,605	2,712	2,443
Less: provision for doubtful accounts	(107)	(107)	(103)	(103)	(96)	(96)

Accounts receivable — net	$2,780	$2,624	$2,735	$2,502	$2,616	$2,347

(e)	Inventories — net:

	March 31, 2005		June 30, 2005		September 30, 2005

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Raw materials	$915	$914	$843	$840	$838	$832
Work in progress	64	64	69	68	45	48
Finished goods	1,003	1,135	1,042	1,133	988	797
Deferred costs	799	1,488	779	1,625	796	2,059

	2,781	3,601	2,733	3,666	2,667	3,736
Less: provision for inventory	(1,087)	(1,088)	(1,041)	(1,042)	(1,046)	(1,049)

Inventories — net	1,694	2,513	1,692	2,624	1,621	2,687
Less: long term deferred costs	(378)	(539)	(377)	(547)	(389)	(755)

Current inventories — net	$1,316	$1,974	$1,315	$2,077	$1,232	$1,932

(f)	Acquisitions
On June 3, 2005, NNI, an indirect subsidiary of Nortel, indirectly acquired PEC for approximately $449. The consolidated financial statements of Nortel include PEC’s operating results from the date of acquisition. The following unaudited pro-forma information presents a summary of the consolidated results of operations of Nortel and PEC as if the acquisition had occurred on January 1, 2004, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments:

	Six Months		Nine Months
	Ended		Ended
	June 30,		September 30,

	2005	2004	2005	2004

Revenues	$5,117	$4,933	$7,635	$7,147
Net loss	$(144)	$(12)	$(282)	$(301)

Basic earnings (loss) per common share	$(0.03)	$(0.00)	$(0.07)	$(0.07)
Diluted earnings (loss) per common share	$(0.03)	$(0.00)	$(0.07)	$(0.07)

(g)	Reconciliation from U.S. GAAP to Canadian GAAP
The following is a reconciliation of the net earnings (loss) between U.S. GAAP and Canadian GAAP and earnings per share data under Canadian GAAP for the three months ended:

	2005			2004
	(As restated)			(As restated)
	Three Months Ended			Three Months Ended

	March 31	June 30	September 30	March 31	June 30	September 30

Net earnings (loss)
U.S. GAAP	$(104)	$(33)	$(136)	$15	$(23)	$(301)
Derivative accounting	(4)	(7)	(4)	22	—	—
Financial instruments	(17)	(17)	(17)	(16)	(16)	(17)
Stock option expense	1	1	(11)	(8)	—	—
Other	—	(1)	5	5	1	10

Canadian GAAP	$(124)	$(57)	$(163)	$18	$(38)	$(308)

Canadian GAAP:
Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.03)	$(0.01)	$(0.04)	$0.00	$(0.01)	$(0.07)
— from discontinued operations	0.00	(0.00)	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.01)	$(0.04)	$0.00	$(0.01)	$(0.07)

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Shareholders and Board of Directors of Nortel Networks Corporation
We have audited the consolidated financial statements of Nortel Networks Corporation and its subsidiaries (“Nortel”) as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of Nortel’s internal control over financial reporting as of December 31, 2005, and the effectiveness of Nortel’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated April 28, 2006 (which report on the consolidated financial statements expressed an unqualified opinion, includes an explanatory paragraph relating to the restatement of the consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, and includes a separate report titled Comments by Independent Registered Chartered Accountants on Canadian-U.S. Reporting Differences referring to changes in accounting principles that have a material effect on the comparability of the financial statements; and which report on the effectiveness of Nortel’s internal control over financial reporting expressed an unqualified opinion on management’s assessment of the effectiveness of Nortel’s internal control over financial reporting and an adverse opinion on the effectiveness of Nortel’s internal control over financial reporting because of material weaknesses); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Nortel listed in Item 15. This consolidated financial statement schedule is the responsibility of Nortel’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Toronto, Canada
April 28, 2006

Schedule II
Consolidated
NORTEL NETWORKS CORPORATION
Valuation and Qualifying Accounts and Reserves
Provision For Uncollectibles(a)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Deductions(b)	Year(c)

	U.S. GAAP
	(millions of U.S. dollars)
Year 2005	$175	$(9)	$(4)	$170
Year 2004	$483	$(178)	$130	$175
Year 2003	$1,282	$(188)	$611	$483

(a)	Excludes Discontinued Operations.
(b)	Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, and foreign exchange translation adjustments.
(c)	Includes provisions for uncollectibles on long-term accounts receivable of $33, $65 and $297 as of December 31, 2005, 2004 and 2003, respectively.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Management Conclusions Concerning Disclosure Controls and Procedures

All dollar amounts in this Item 9A are in millions of United States, or U.S., dollars unless otherwise stated.
We carried out an evaluation under the supervision and with the participation of management, including the current CEO and current CFO (Mike S. Zafirovski and Peter W. Currie, respectively), pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures as at December 31, 2005 (the end of the period covered by this report). The CEO and CFO were appointed to such positions as at November 15, 2005 and February 14, 2005, respectively.
In making this evaluation, the CEO and CFO considered, among other matters:

•	our successive restatements of our financial statements, including the Third Restatement;

•	the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee in January 2005 by WilmerHale and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of our 2003 Annual Report;

•	the material weaknesses in our internal control over financial reporting that we and our independent registered chartered accountants, Deloitte, have identified (as more fully described below);

•	management’s assessment of our internal control over financial reporting and conclusion that our internal control over financial reporting was not effective as at December 31, 2004 and 2005, and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, included in Item 8 and Item 9A of our 2004 Annual Report and this report;

•	the conclusion of the CEO and CFO that our disclosure controls and procedures, as at the end of each quarter in 2005, were not effective, included in each 2005 Quarterly Report;

•	the findings of the Revenue Independent Review included in this Item 9A;

•	the ongoing Internal Audit Review described more fully below; and

•	the remedial measures we have identified, developed and begun to implement to address these issues.
Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures as at December 31, 2005 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
In light of this conclusion, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.
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
Management, including the current CEO and current CFO, assessed the effectiveness of our internal control over financial reporting, and concluded that five material weaknesses in our internal control over financial reporting existed, as at December 31, 2005. These material weaknesses, which are the same material weaknesses that existed as at December 31, 2004 and as first reported in our 2003 Annual Report, are:

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
For purposes of this Management’s Report on Internal Control Over Financial Reporting, the term “material weakness” means a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.
In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and PCAOB Standard No. 4. Because of the material weaknesses described above, management believes that, as at December 31, 2005, we did not maintain effective internal control over financial reporting based on those criteria.
Management has excluded from its assessment the internal control over financial reporting of both LG-Nortel, a joint venture formed on November 2, 2005 between Nortel and LG Electronics, Inc., and PEC, a company acquired by Nortel on June 3, 2005 (see “Developments in 2005 and 2006 — Significant Developments — Acquisitions” in the MD&A section of this report).
Our fiscal 2005 consolidated financial statements include the operating results of PEC for approximately 7 months. During this period, PEC’s operations generated approximately $142, or 1%, of our 2005 consolidated revenues and contributed $7 of income included in our 2005 net loss. Additionally, PEC’s total assets as of December 31, 2005 were approximately $515, or 3% of our 2005 consolidated total assets.
Our fiscal 2005 consolidated financial statements also include the operating results of LG-Nortel for approximately 2 months. During this period, LG-Nortel’s operations generated approximately $24, or less than 1%, of our 2005 consolidated revenues and contributed $12 of our 2005 net loss. Additionally, LG-Nortel’s total assets as of December 31, 2005 were approximately $524, or 3% of our 2005 consolidated total assets.
Our independent registered chartered accountants have issued an attestation report expressing an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting, and an adverse opinion on the effectiveness of internal control over financial reporting as at December 31, 2005, which report appears below.
Report of Independent Registered Chartered Accountants

To the Shareholders and Board of Directors of Nortel Networks Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Nortel Networks Corporation and its subsidiaries (“Nortel”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment (1) the internal control over financial reporting at LG-Nortel Co. Ltd. (“LG-Nortel”) which was formed on November 2, 2005 and whose financial statements reflect total assets and revenues constituting 3% and less than 1%, respectively, of Nortel’s consolidated financial statement amounts as of and for the year ended December 31, 2005 and (2) the internal control over financial reporting at Nortel Government Solutions Incorporated (“Nortel Government Solutions”, formerly PEC Solutions Inc.) which was acquired on June 6, 2005 and whose financial statements reflect total assets and revenues constituting 3% and 1%, respectively, of Nortel’s consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at either LG-Nortel or Nortel Government Solutions. Nortel’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Nortel’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Lack of compliance with written Nortel procedures for monitoring and adjusting balances relating to certain accruals and provisions, including restructuring charges and contract and customer accruals;

•	Lack of compliance with Nortel procedures for appropriately applying generally accepted accounting principles (“GAAP”) to the initial recording of certain liabilities including those described in Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, and to foreign currency translation as described in SFAS No. 52, “Foreign Currency Translation”;

•	Lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions including, but not limited to, revenue transactions;

•	Lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions; and

•	Lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel personnel.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule of Nortel as of and for the year ended December 31, 2005 and this report does not affect our reports on such financial statements and financial statement schedule.
In our opinion, management’s assessment that Nortel did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Nortel has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of Nortel and our reports dated April 28, 2006 expressed unqualified opinions on those financial statements (which report on the consolidated financial statements includes an explanatory paragraph relating to the restatement of the consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, and includes a separate report titled Comments by Independent Registered Chartered Accountants on Canadian-U.S. Reporting Differences referring to changes in accounting principles that have a material effect on the comparability of the financial statements) and on the financial statement schedule.
/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Toronto, Canada
April 28, 2006

Third Restatement

Overview
As part of the remediation efforts discussed below in this Item 9A and to compensate for the material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to enhance our controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods, under SAB 104 and SOP 97-2.
In addition, based on our review of our revenue recognition policies and discussions with our independent registered chartered accountants as part of the 2005 audit, we determined that in our previous application of these policies, we misinterpreted certain of these policies principally related to complex contractual arrangements with customers where multiple deliverables were accounted for using the percentage-of-completion method of accounting under SOP 81-1, as described in more detail below:

•	Certain complex arrangements with multiple deliverables were previously fully accounted for under the percentage-of-completion method of SOP 81-1, but elements outside of the scope of SOP 81-1 should have been examined for separation under the guidance in EITF 00-21; and

•	Certain complex arrangements accounted for under the percentage-of-completion method did not meet the criteria for this treatment in SOP 81-1 and should instead have been accounted for using completed contract accounting under SOP 81-1.
In correcting for both application errors, the timing of revenue recognition was frequently determined to be incorrect, with revenue having generally been recognized prematurely when it should have been deferred and recognized in later periods.
Management’s determination that these errors required correction led to the Audit Committee’s decision on March 9, 2006, to effect a further restatement of our consolidated financial statements. We have restated our consolidated balance sheet as of December 31, 2004, and our consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the years ended December 31, 2004 and 2003. The Third Restatement also corrected other miscellaneous accounting errors, as well as the classification of certain items within the consolidated statements of operations and cash flows. The impact of the Third Restatement to periods prior to 2003 was a net increase of $70 to the opening accumulated deficit as of January 1, 2003. The Third Restatement process included the maintenance of a restatement database to track issues and adjustments, the involvement and oversight by senior finance management and open and regular dialogue with Deloitte.
Overall in the Third Restatement, as a result of the adjustments to correct errors related to revenue recognition, we decreased revenues by an aggregate of $261, $312 and $520 in 2003, 2004 and the first nine months of 2005, respectively. These adjustments constituted the recognition of revenues that had previously been improperly recognized in prior periods and should have been deferred to future periods. This also had the effect of reducing previously reported revenues in 2001 and 2002 by approximately $67 and $270, respectively.

Principal Adjustments
The following are the main categories of the revenue adjustments in 2003 and 2004:

	Revenues		Cost of revenues

	2004	2003	2004	2003

As previously reported	$9,828	$10,193	$5,750	$5,852
Adjustments:
Application of SOP 81-1	$(84)	$(118)	$(55)	$(103)
Interaction between multiple revenue recognition accounting standards	(174)	(49)	(127)	(26)
Application of SAB 104 and SOP 97-2	(38)	(84)	14	(36)
Other revenue recognition adjustments	(16)	(10)	(12)	26
Other adjustments	—	—	4	10

As restated	$9,516	$9,932	$5,574	$5,723

The following table summarizes the main categories of the adjustments for the quarters ended March 31, June 30 and September 30, 2004 and 2005, respectively, and the quarter ended December 31, 2004:

	2005			2004

	Three	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	March 31	June 30	September 30	December 31

Revenues — as previously reported	$2,536	$2,855	$2,655	$2,444	$2,590	$2,179	$2,615
Adjustments:
Application of SOP 81-1	82	(23)	(13)	(22)	(29)	(17)	(16)
Interaction between multiple revenue recognition accounting standards	(183)	(155)	(70)	(19)	(31)	(49)	(75)
Application of SAB 104 and SOP 97-2	(53)	(45)	(62)	(37)	(54)	42	11
Other revenue recognition adjustments	7	(13)	8	—	2	4	(22)

Revenues — as restated	$2,389	$2,619	$2,518	$2,366	$2,478	$2,159	$2,513

Net earnings (loss) — as previously reported	$(49)	$45	$(105)	$59	$16	$(259)	$133
Adjustments:
Application of SOP 81-1	9	(12)	(6)	(3)	(14)	(3)	(8)
Interaction between multiple revenue recognition accounting standards	(26)	(12)	(7)	(6)	(7)	(10)	(24)
Application of SAB 104 and SOP 97-2	(26)	(25)	(22)	(23)	(26)	2	(5)
Other revenue recognition adjustments	(3)	(50)	6	(9)	3	2	—
Gain on sale of businesses	(21)	25	—	(1)	—	—	(6)
Health and WelfareTrust	—	—	—	—	—	—	(1)
Foreign exchange	2	11	(5)	—	6	(34)	(10)
Other	10	(15)	3	(2)	(1)	1	23

Net earnings (loss) — as restated	$(104)	$(33)	$(136)	$15	$(23)	$(301)	$102

For additional information concerning adjustments made in the Third Restatement, see note 4 to the accompanying audited consolidated financial statements and “Restatements: Nortel Audit Committee Independent Review; Material Weaknesses; Related Matters — Third Restatement” in the MD&A section of this report.

Decision Not to Amend Certain Previous Filings
The Third Restatement involved the restatement of our consolidated financial statements for 2001, 2002, 2003, 2004 and the first nine months of 2005. Amendments to our prior filings with the SEC would be required in order for us to be in full compliance with our reporting obligations under the Securities Exchange Act of 1934. However, any amendments to our 2003 Annual Report and 2004 Annual Report and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2005 and 2004, respectively, would in large part repeat the disclosure contained in this report. Accordingly, Nortel does not plan to amend these or any other prior filings. Nortel believes that it has included in this report all information needed for current investor understanding.
We have not restated the separate consolidated financial statements of Nortel’s indirect subsidiary, Nortel Networks S.A., originally presented in our 2003 Annual Report, or the supplemental consolidating financial information presented in our 2003 Annual Report and 2004 Annual Report (as well as in relevant Quarterly Reports on Form 10-Q during the applicable periods). As certain guarantee and security agreements that gave rise to the requirement to present this information under applicable rules under the Securities and Exchange Act of 1934 were no longer in effect as at December 31, 2005, we are not required to present this information in this report and we believe that the restatement of this information would not be relevant for current investor understanding. The previously filed consolidated financial statements of Nortel Networks S.A. and supplemental consolidating financial information should no longer be relied upon.

Internal Audit Review of facts and circumstances surrounding Third Restatement
Following the announcement of the Third Restatement on March 10, 2006, the Audit Committee directed the Internal Audit group to conduct a review of the facts and circumstances surrounding the Third Restatement principally to review the underlying conduct of the initial recording of the errors and any overlap of items restated in the Third Restatement and the Second Restatement. Internal Audit engaged third party forensic accountants to assist in the review. The work underlying the review is substantially complete. Internal Audit continues to review and assess its work and upon completion, will provide its final findings to the Audit Committee.
Revenue Independent Review
As described in our 2003 Annual Report, management identified certain accounting practices and errors related to revenue recognition that it determined required adjustment as part of the Second Restatement. In light of the resulting corrections to previously reported revenues totaling approximately $3,400, the Audit Committee determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement, with a particular emphasis on the underlying conduct. The Audit Committee sought a full understanding of the historic events that required the revenues for these specific transactions to be restated and intended to consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee engaged WilmerHale to advise it in connection with this review. Because of the significant accounting issues involved in the inquiry, WilmerHale retained Huron Consulting Services LLC, or Huron, to provide expert accounting assistance, and Huron was involved in all phases of WilmerHale’s work. The Audit Committee launched the Revenue Independent Review after the Second Restatement was completed and did not seek to have WilmerHale and Huron audit or otherwise review the substantive accuracy of Nortel’s restated financial statements or review other aspects of Nortel’s accounting practices not adjusted in the Second Restatement.
The Revenue Independent Review focused principally on transactions that accounted for approximately $3,000 of the approximately $3,400 in restated revenue, with a particular emphasis on transactions that accounted for approximately $2,600 in 2000. That emphasis was appropriate because (1) the size of the revenue restatement for 2000 ($2,800 of the total restated revenue of $3,400) and (2) the same types of errors made in 2000 reoccurred in subsequent years. As more fully described in Item 9A of the 2003 Annual Report, the revenue adjustments that were part of the Second Restatement primarily related to certain categories of transactions, and the independent review has examined transactions in each of these categories.
The Revenue Independent Review found that, in an effort to meet internal and external targets, the senior corporate finance management team, none of whom are current employees, changed the accounting policies of the Company several times during 2000, either to defer revenue out to a subsequent period or pull revenue in to the current period. After changing internal accounting policies, senior corporate finance management did not understand relevant U.S. GAAP, misapplied these U.S. GAAP requirements, and, in certain circumstances, turned a blind eye to these U.S. GAAP requirements. As a result, Nortel recognized revenue for numerous transactions with disregard for the proper accounting and this conduct was driven by the need to close revenue and earnings gaps.
The findings of the Revenue Independent Review have been presented to the Audit Committee and Board of Directors. The Revenue Independent Review is now complete.
In the Independent Review Summary approved by the Board of Directors and included in our 2003 Annual Report, the Board of Directors adopted a framework of governing remedial principles to prevent recurrence of the inappropriate accounting conduct, to rebuild a finance environment based on transparency and integrity, and to ensure sound financial reporting and comprehensive disclosure. The Board of Directors directed management to implement those principles, through a series of remedial measures, across the company, to prevent any repetition of past misconduct and re-establish a finance organization with values of transparency, integrity, and sound financial reporting as its cornerstone. Management’s ongoing implementation efforts are described below and will continue following the filing of this report. The Board of Directors has monitored the implementation efforts to date and will continue to regularly monitor management’s implementation efforts.
Remedial Measures
We have identified, developed and begun to implement remedial measures in light of the findings of the Independent Review and Revenue Independent Review,and of management’s assessment of the effectiveness of internal control over financial reporting, to strengthen our internal control over financial reporting and disclosure controls and procedures, and to address the material weaknesses in our internal control over financial reporting.
At the recommendation of the Audit Committee, the Board of Directors adopted all of the recommendations for remedial measures contained in the Independent Review Summary. Those governing remedial principles were designed to prevent recurrence of the inappropriate accounting conduct found in the Independent Review, to rebuild a finance environment based on transparency and integrity, and to ensure sound financial reporting and comprehensive disclosure. The governing remedial principles included:

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
See the Independent Review Summary for further information concerning these governing principles as they relate to three identified categories — people, processes and technology.
The Board of Directors recognized that its adoption of these governing principles was the beginning of a long and vitally important process. It directed management to develop a detailed plan and timetable for the implementation of these remedial measures. Management developed an implementation plan, which was approved by the Board of Directors, and has begun implementation of that plan. Certain remedial measures that management has begun to implement include: the hiring of key senior management including our CFO, Controller and Vice President Audit and Compliance Officer; reorganization of the finance organization to segregate control and planning and forecasting responsibilities; strengthening of the internal audit function; and continual review and improvements to controls around the review and approval of accounting entries. The Board of Directors continues to monitor the ongoing implementation efforts.
In February 2005, the Board of Directors approved a program to transform our finance organization’s structure, processes and finance systems to create a more effective organization with segregated functions and clear accountabilities built around global standard processes based on SAP. SAP is a software package that will allow us to consolidate many of our numerous computer systems into an integrated finance system. We expect that the global phased SAP finance implementation will reduce the chance of error, including through a significant reduction in manual journal entries, improve speed of the consolidation process and increase transparency of journal entries to senior management.
Management has also identified, developed and begun to implement a number of measures to strengthen our internal control over financial reporting and disclosure controls and procedures, and to address the material weaknesses in our internal control over financial reporting. These measures include the compensating procedures and processes that we have applied, in light of our material weaknesses and ineffective internal control over financial reporting and disclosure controls and procedures, to ensure the reliability of our financial reporting, including the substantive processes described above under “Restatement of Financial Results”. Management also has taken, and will continue to take where appropriate, steps to augment the organization with individuals of requisite skill to address the material weaknesses. We have taken disciplinary action with respect to some employees, including employee terminations where appropriate. Senior management has regularly communicated to our employees, through education sessions, ‘town hall’ meetings and training, that it will not tolerate accounting conduct that involves the misapplication of U.S. GAAP and will hold employees accountable for their actions and decisions.

Management Assessment and Observations
In management’s assessment of its internal control over financial reporting, the following observations were made:

•	While we have invested significantly in improvements to our internal control environment, this has been a very difficult task, as many of the reasons for weak internal control over financial reporting are pervasive and relate to our infrastructure and organization.

•	Without significant infrastructure changes, including changes to the information systems and finance organizational structure, we will be utilizing short-term, time-consuming workaround solutions to address identified control issues as opposed to streamlining and building sustainable processes that involve the effective execution of stronger and more efficient monitoring and preventative controls.

•	In order to fully remediate the identified material weaknesses, we will need to put in place a more rigorous management assessment process while continuing to remedy deficiencies in the process. In addition, we need to ensure that we have sufficient resources to make the necessary improvements to controls as well as further strengthen the training and competencies of our finance personnel and to invest sufficient time to design and evaluate the necessary controls so that they are fully understood, implemented and operate effectively.

•	A number of control design deficiencies, including those at the entity level, result in a control environment wherein the design or operation of the internal control components would not reduce to a relatively low level the risk that material misstatements caused by error or fraud may occur and may not be detected within a timely period in the normal course (entity level controls include those controls that have a pervasive effect on the organization). Entity level controls will require significant attention and improvement before a foundation upon which internal controls could be considered effective will exist and upon which controls at the transaction process level could be considered effective and reliable (i.e., result in a sustainable control environment). In general, we noted many control deficiencies at the entity level and a high volume of deficiencies at the transaction process level.

•	At the transaction process level, we need to improve upon the balance between detective and preventative controls. We continue to rely heavily on manual and detective controls and experience a high volume of post-close accounting adjustments, including out-of-period adjustments, all in the context of processes that are complex and fragmented.
Management’s assessment is that, in our control environment, it would be impractical to categorize each of our extensive control deficiencies as either inconsequential or significant, and therefore, virtually all control deficiencies should be considered as more than inconsequential, and each such deficiency relates closely to, or is a symptom of, one of the material weaknesses identified by management and described above under “Management’s Report on Internal Control Over Financial Reporting”. The control deficiencies at the transaction process level generally relate more to preventative controls than to detective controls. The control deficiencies directly or indirectly referenced in the material weaknesses or in the observations set forth above, include, among others, those that relate to our whistle-blowing, code of ethics and anti-fraud programs, as well as our segregation of duty requirements such as control over user access to systems, data protection controls and controls with outsource providers.
Deloitte has reported to the Audit Committee on their audit of our internal control over financial reporting, which included observations on management’s assessment and conclusion that the internal control over financial reporting was not effective as at December 31, 2005 because of the effect of our five material weaknesses. Management’s observations described above under “Management Assessment and Observation” are consistent with Deloitte’s reporting to the Audit Committee.
We expect that full implementation of the remedial measures contained in the Independent Review Summary and full remediation of our material weaknesses, our internal control over financial reporting and our disclosure controls and procedures will continue to take significant time and effort, due largely to the complexity and extensive nature of some of the remediation required and a need to increase the co-ordination of remedial efforts within the organization in order to implement one comprehensive remediation plan with a well defined set of objectives and agreed upon timelines. These initiatives were impacted in 2005 and in 2006 to date by the substantial efforts needed to reestablish our current financial reporting in accordance with U.S. and Canadian securities laws, the significant turnover in our finance personnel, changes in our accounting systems and continuing documentation weaknesses. Management continues to assess the internal and external resources that will be needed to continue to implement, support, sustain and monitor the effectiveness of our ongoing and future remedial efforts.
In addition, in part as a result of the compensating procedures and processes that we are applying to our financial reporting process, during the preparation of our financial statements for recent periods (including 2004, 2005 and interim periods in 2005), we have identified a number of adjustments to correct accounting errors related to prior periods, including the errors corrected by the Third Restatement, as more fully described above. We also recorded in the past adjustments that were immaterial to the then current period and to the prior periods in the financial statements for the then current period. As long as we continue to have material weaknesses in our internal control over financial reporting, we may in future identify similar adjustments to prior period financial information. Adjustments that may be identified in the future could require further restatement of our financial statements.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended December 31, 2005, the following changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	The formation of the LG-Nortel joint venture on November 2, 2005, including implementation by the joint venture entity of a separate Oracle financial software system (including general ledger, accounts payable and accounts receivable functions) and an enterprise resource planning system. For more information about the LG-Nortel joint venture, see “Developments in 2005 and 2006 — Significant Business Developments — Joint Ventures” in the MD&A section of this report and note 9 of the accompanying audited consolidated financial statements.

•	The appointment of a new President and CEO, Chief Legal Officer and Vice President, Global Supply Chain and Quality.

•	As part of the remediation efforts discussed above and to compensate for the material weaknesses in our internal control over financial reporting, we undertook extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. This contract review was commenced in the middle of 2005 following the completion of the Second Restatement and the filing of our delayed periodic reports, but was conducted substantially in the fourth quarter of 2005 and the first quarter of 2006.
ITEM 9B. Other Information
Not Applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
The information required by this item is incorporated herein by reference to Nortel’s 2006 proxy circular and proxy statement to be filed with the Commission pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Report on Executive Compensation”, “Shareholder Return Performance Graph” and “Report of the Audit Committee of Nortel Networks Corporation”.

ITEM 11.	Executive Compensation
The information required by this item is incorporated herein by reference to Nortel’s 2006 proxy circular and proxy statement to be filed with the Commission pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Report on Executive Compensation”, “Shareholder Return Performance Graph” and “Report of the Audit Committee of Nortel Networks Corporation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to Nortel’s 2006 proxy circular and proxy statement to be filed with the Commission pursuant to Regulation 14A. Such incorporation by reference shall be deemed not to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K, contained under the captions “Report on Executive Compensation”, “Shareholder Return Performance Graph” and “Report of the Audit Committee of Nortel Networks Corporation”.

ITEM 13.	Certain Relationships and Related Transactions

Indebtedness of management
The Company provides relocation assistance to employees who are requested to relocate under the Nortel Networks — International Assignment Relocation program that is designed to minimize the financial exposure to employees as a result of the move. In the past, the assistance has included housing loans, advances on real estate equity, and payments on behalf of employees of direct costs associated with the move. The assistance offered is specific to each employee and is structured to be competitive in the area to which the employee is relocated, subject to the overall relocation policy. Effective July 30, 2002, the Company no longer offers its executive officers housing loans as part of their relocation assistance and neither the Company nor its subsidiaries have given any guarantee, support agreement, letter of credit, or similar arrangement or understanding, to any other entity in connection with indebtedness of current and former directors or executive officers since that time.
As at April 21, 2006, approximately $4.2 million of indebtedness was owed by current and former employees to the Company and its subsidiaries, of which $1.2 million related to housing loans and $3.0 million related to miscellaneous employee receivable such as adjustments to employee reimbursements and advances. Except for a recently appointed officer’s indebtedness (set out below), which pre-dates the United States Sarbanes-Oxley Act of 2002, no current or former director or executive officer had any loans outstanding during 2005.
Table of Indebtedness of Directors and Executive Officers

Largest Amount
		Outstanding		Amount Forgiven
Name and Principal	Involvement of	January 1, 2005 –	Amount Outstanding as at	January 1, 2005 to
Position	Company or Subsidiary	December 31, 2005 ($)	December 31, 2005 ($)	December 31, 2005 ($)

Kimberly S. Lechner (1) Assistant Controller	Lender	50,000	50,000	0

(1)	A subsidiary of the Company extended a housing loan to Ms. Lechner in February 2000 in connection with a relocation. As long as Ms. Lechner remains a Nortel employee, the loan is due and payable in full in February 2010.

ITEM 14.	Principal Accountant Fees and Services
Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (or, collectively, the Deloitte Entities) are the principal independent registered chartered accountants of the Company and NNL.
In accordance with applicable laws and the requirements of stock exchanges and securities regulatory authorities, the audit committees of the Company and NNL pre-approve all audit and non-audit services to be provided by the Deloitte Entities. In addition, in April 2002, the audit committees of the Company and NNL recommended for approval, and the boards of directors of the Company and NNL approved, a policy that thereafter the Company’s and NNL’s auditors would be retained solely to provide audit and audit-related services and advice with respect to tax matters, and that the auditors would not be retained to provide consulting services, such as information technology services.

Audit Fees
The Company and NNL prepare financial statements in accordance with United States generally accepted accounting principles (or US GAAP), with a reconciliation to Canadian generally accepted accounting principles (or Canadian GAAP). Deloitte Entities billed the Company and its subsidiaries $59.5 million for 2005, for the following audit services: (i) the audit of the annual consolidated financial statements of the Company and NNL for the fiscal year ended December 31, 2005; (ii) reviews of the financial statements of the Company and NNL in Forms 10-Q for the periods ended March 31, June 30 and September 30, 2005; (iii) audit of internal controls over financial reporting as required under the United States Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2005; (iv) audits of individual subsidiary and other investments statutory financial statements; and (v) comfort letters, attest services, statutory and regulatory audits, consents and other services related to United States Securities and Exchange Commission matters. Deloitte Entities billed $49 million for 2004, previously reported as $46 million, for the following audit services: (i) audits of the annual consolidated financial statements of the Company and NNL for the fiscal year ended December 31, 2004; (ii) reviews of the financial statements of the Company and NNL in Forms 10-Q for the periods ended March 31, June 30 and September 30, 2004; (iii) audit of internal controls over financial reporting as required under the United States Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2004; (iv) audits and reviews of the restated financial statements of the Company and NNL as comparative statements in their respective Form 10-K for the fiscal year ended December 31, 2003; (v) audits of individual subsidiary statutory financial statements; and (vi) comfort letters, attest services, statutory and regulatory audits, consents and other services related to United States Securities and Exchange Commission matters.

Audit-Related Fees
Deloitte Entities billed the Company and its subsidiaries $2.9 million and $3.8 million for 2005 and 2004, respectively, for the following audit-related services: (i) audit of pension plan financial statements; (ii) financial accounting and reporting consultations; (iii) advisory services related to the United States Sarbanes-Oxley Act of 2002; (iv) accounting consultations and audits in connection with acquisitions and dispositions; (v) internal control reviews; and (vi) accounting consultations regarding financial accounting standards for various local business-related transactions.

Tax Fees
Deloitte Entities billed the Company and its subsidiaries $4.9 million and $7.1 million for 2005 and 2004, respectively, for tax compliance services. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute and obtain government approval for amounts to be included in tax filings and consisted of: (i) assistance in filing tax returns in various jurisdictions; (ii) sales and use, property and other tax return assistance; (iii) research and development tax credit documentation and analysis for purposes of filing amended returns; (iv) transfer pricing documentation; (v) requests for technical advice from taxing authorities; (vi) assistance with tax audits and appeals; and (vii) preparation of expatriate tax returns.

All Other Fees
Deloitte Entities did not bill the Company and its subsidiaries for any other services in 2005 and 2004.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements
The index to the Consolidated Financial Statements appears on page 122.
2.     Financial Statement Schedules

Page

Quarterly Financial Data (Unaudited)	214
Report of Independent Registered Chartered Accountants	229
II — Valuation and Qualifying Accounts and Reserves, Provision for Uncollectibles	230
All other schedules are omitted because they are inapplicable or not required.

3.	Other Documents Filed as a Part of This Report

Management’s Report on Internal Control over Financial Reporting	231
Report of Independent Registered Chartered Accountants	123
Individual financial statements of entities accounted for by the equity method have been omitted because no such entity constitutes a “significant subsidiary” requiring such disclosure at December 31, 2005.

4.	Exhibit Index
Pursuant to the rules and regulations of the SEC, Nortel has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in Nortel’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe Nortel’s actual state of affairs at the date hereof and should not be relied upon.
The items listed as Exhibits 10.2 to 10.8, 10.25 to 10.41, 10.44 to 10.46, 10.52 to 10.62, 10.64 to 10.66 and items 10.68 to 10.76 relate to management contracts or compensatory plans or arrangements.

Exhibit
No		Description

*2	.	Amended and Restated Arrangement Agreement involving BCE Inc., Nortel Networks Corporation, formerly known as New Nortel Inc., and Nortel Networks Limited, formerly known as Nortel Networks Corporation, made as of January 26, 2000, as amended and restated March 13, 2000 (including Plan of Arrangement under Section 192 of the Canada Business Corporations Act) (filed as Exhibit 2.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 1, 2000).
*3	.1	Restated Certificate and Articles of Incorporation of Nortel Networks Corporation (filed as Exhibit 3 to Nortel Networks Corporation’s Current Report on Form 8-K dated October 18, 2000).
*3	.2	By-Law No. 1 of Nortel Networks Corporation (filed as Exhibit 3.2 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
*4	.1	Shareholders Rights Plan Agreement dated as of March 13, 2000 between Nortel Networks Corporation and Montreal Trust Company of Canada, which includes the Form of Rights Certificate as Exhibit A thereto, as amended by the Registration Statement on Form 8-A/ A filed on May 1, 2000, as further amended and restated by Registration Statement dated February 14, 2003 (filed as Exhibit 3 to Nortel Networks Corporation’s Registration Statement on Form 8-A/ A filed on April 25, 2003).

Exhibit
No		Description

*4	.2	Indenture dated as of November 30, 1988, between Nortel Networks Limited and The Toronto-Dominion Bank Trust Company, as trustee, related to debt securities authenticated and delivered thereunder, which comprised the 6% Notes due September 1, 2003, and the 6.875% Notes due September 1, 2023 issued by Nortel Networks Limited (filed as Exhibit 4.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).
*4	.3	Indenture dated as of February 15, 1996, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, formerly Northern Telecom Capital Corporation, as issuer, and The Bank of New York, as trustee, related to debt securities and guarantees authenticated and delivered thereunder, which comprised the 7.40% Notes due 2006 and the 7.875% Notes due 2026 (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-1720) of Nortel Networks Limited and Nortel Networks Capital Corporation).
*4	.4	Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to debt securities authenticated and delivered thereunder (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-51888) of Nortel Networks Limited and Nortel Networks Capital Corporation).
*4	.5	First Supplemental Indenture dated as of February 1, 2001 to Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to 6.125% Notes due 2006 (filed as Exhibit 4.1 to Nortel Networks Limited’s Current Report on Form 8-K dated February 2, 2001).
*4	.6	Instrument of Resignation, Appointment and Acceptance entered into as of December 19, 2002, effective as of January 2, 2003, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, Citibank, N.A. and Deutsche Bank Trust Company Americas, with respect to the Indenture dated as of December 5, 2000, as supplemented by a First Supplemental Indenture dated as of February 1, 2001 related to debt securities (filed as Exhibit 4.6 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
*4	.7	Indenture dated as of August 15, 2001 between Nortel Networks Corporation, Nortel Networks Limited, as guarantor, and Bankers Trust Company, as trustee, related to convertible debt securities and guarantees authenticated and delivered thereunder, which comprised the 4.25% Convertible Senior Notes due 2008 (filed as Exhibit 4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
*10	.1	Third Amended and Restated Reciprocal Credit Agreement dated as of December 19, 2002 between Nortel Networks Corporation, Nortel Networks Limited and the other parties who have executed the agreement (filed as Exhibit 10.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.2	Nortel Networks Supplementary Executive Retirement Plan, as amended effective October 18, 2001 and October 23, 2002 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.3	Agreement dated April 29, 1997 related to the remuneration of the Chief Legal Officer (termination agreement filed September 7, 2005) (filed as Exhibit 10.3 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.4	Acknowledgement effective as of June 1, 2000 related to the remuneration of the Chief Legal Officer (termination agreement filed September 7, 2005) (filed as Exhibit 10.4 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.5	Statement describing the retirement arrangements of the former President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.6	Nortel Networks Corporation Executive Retention and Termination Plan, as amended and restated, effective from June 26, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
*10	.7	Nortel Networks Corporation Special Retention Plan effective August 1, 2001 and expired on June 30, 2003 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
*10	.8	Purchase Contract and Unit Agreement dated as of June 12, 2002 among Nortel Networks Corporation, Computershare Trust Company of Canada, as purchase contract agent, and Holders (as defined therein) from time to time (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit
No		Description

*10	.9	U.S. Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited, Nortel Networks Inc. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent as terminated by Letter, Termination Agreement and Full and Final Release and Discharge all dated as of October 24, 2005 (filed as Exhibits 99.1, 99.2 and 99.7 respectively to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).
*10	.10	Amendment No. 1 dated as of December 12, 2002 to the U.S. Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Lien Grantors party thereto and JPMorgan Chase Bank, as Collateral Agent, as terminated by Letter, Termination Agreement and Full and Final Release and Discharge all dated as of October 24, 2005 (filed as Exhibits 99.1, 99.2 and 99.7 respectively to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).
*10	.11	Canadian Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited and certain of its subsidiaries and JPMorgan Chase Bank, as Collateral Agent, as terminated by Letter, Termination Agreement and Full and Final Release and Discharge all dated as of October 24, 2005 (filed as Exhibits 99.1, 99.3 and 99.7 respectively to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).
*10	.12	Amendment No. 1 dated as of December 12, 2002 to the Canadian Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent, as terminated by Letter, Termination Agreement and Full and Final Release and Discharge all dated as of October 24, 2005 (filed as Exhibits 99.1, 99.3 and 99.7 respectively to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).
*10	.13	Form of Nortel Networks Limited Foreign Subsidiary Guarantee dated as of April 4, 2002 and schedule thereto listing the specific foreign subsidiary guarantees which are not attached as exhibits (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.14	Amendment No. 1 dated as of December 12, 2002 to certain Foreign Subsidiary Guarantees dated as of April 4, 2002 among Nortel Networks (Ireland) Limited, Nortel Networks UK Limited, Nortel Networks (Asia) Limited and JPMorgan Chase Bank, as Collateral Agent, as terminated by Letter, Termination Agreements and Full and Final Release and Discharge all dated as of October 24, 2005 (filed as Exhibits 99.1 to 99.7 respectively to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).
*10	.15	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.16	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Corporation and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.10 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.17	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Inc. and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.11 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.18	Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Finance & Holding B.V., Nortel Networks S.A., and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.12 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.19	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent, together with(a) the Supplementing Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding, B.V. and JPMorgan Chase Bank, as Collateral Agent,(b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, and(c) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks U.K. Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.13 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.20	Foreign Pledge Agreement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, together with(a) the Pledge Agreement Supplement, dated as of April 4, 2002 between Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent, and(b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V., Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.14 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

Exhibit
No		Description

*10	.21	Pledge Agreement Supplement dated as of May 20, 2002 between Nortel Networks Mauritius Ltd and JPMorgan Chase Bank, as Collateral Agent supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10	.22	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10	.23	Pledge Agreement Supplement dated as of June 4, 2002 between Nortel Networks Singapore Pte Ltd, and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.7 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10	.24	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JP Morgan Chase Bank, as Collateral Agent (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10	.25	Nortel Networks Limited SUCCESS Plan approved on July 25, 2002, as amended and restated on July 28, 2003 with effect from January 1, 2003, as amended on July 28, 2003 with effect from January 1, 2003, as amended on February 26, 2004 with effect from January 1, 2004 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
*10	.26	Supplementary Pension Credits Arrangement (filed as Exhibit 10.14 to Nortel Networks Corporation’s Registration Statement on Form S-1 (No. 2-71087)).
*10	.27	Statements describing the right of certain executives in Canada to defer all or part of their short-term and long-term incentive awards (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
*10	.28	Statement describing eligibility for the Group Life Insurance Plan for directors who are not salaried employees of Nortel Networks Corporation (filed as Exhibit 10.30 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.29	Resolutions of the Board of Directors of Nortel Networks Limited dated December 17, 1993, as amended by resolutions of the Board of Directors of Nortel Networks Limited dated February 29, 1996, providing for retirement compensation of directors who are not salaried employees of Nortel Networks Limited or its subsidiaries (filed as Exhibit 10.33 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.30	Agreement between a director of Nortel Networks Corporation and Nortel Networks Limited and the respective companies dated June 22, 2001, setting forth the arrangements with respect to serving as non-executive chairman of each of the board of directors of Nortel Networks Corporation and Nortel Networks Limited (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
*10	.31	Amended general description of cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited as originally filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (filed as Exhibit 10.01 to the Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10	.32	Nortel Networks Limited Restricted Stock Unit Plan dated as of January 30, 1997, as amended effective April 29, 1999, September 1, 1999, February 15, 2000, May 1, 2000, November 15, 2000 and January 23, 2003 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
*10	.33	Nortel Networks Corporation Directors’ Deferred Share Compensation Plan effective January 1, 2002 as amended and restated May 29, 2003, as amended and restated December 18, 2003 effective January 1, 2004 as amended June 29, 2005 effective immediately (filed as Exhibit 10.7 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit
No		Description

*10	.34	Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998 as amended and restated May 1, 2000, as further amended and restated effective January 1, 2002, as amended and restated May 29, 2003, as amended and restated December 18, 2003 effective January 1, 2004 as amended June 29, 2005 effective immediately (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.35	Nortel Networks Corporation 1986 Stock Option Plan as Amended and Restated, as amended effective April 30, 1992, April 27, 1995, December 28, 1995, April 8, 1998, February 25, 1999, April 29, 1999, September 1, 1999, December 16, 1999, May 1, 2000 and January 31, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.36	Nortel Networks Corporation 2000 Stock Option Plan as amended effective May 1, 2000 and January 31, 2002 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.37	Nortel Networks NA Inc., formerly known as Bay Networks, Inc., 1994 Stock Option Plan as Amended and Restated, as amended effective May 1, 2000 (filed as Exhibit 4.3 to Post-Effective Amendment No. 2 on Form S-8 to Nortel Networks Corporation’s Registration Statement on Form S-4 (No. 333-9066)).
*10	.38	Nortel Networks/ BCE 1985 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*10	.39	Nortel Networks/ BCE 1999 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*10	.40	Assumption Agreement between Nortel Networks Corporation and Nortel Networks Limited dated March 5, 2001, regarding the assumption and agreement by Nortel Networks Corporation to perform certain covenants and obligations of Nortel Networks Limited under the Nortel Networks Limited Executive Retention and Termination Plan (filed as Exhibit 10.25 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
*10	.41	Nortel Networks U.S. Deferred Compensation Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement on Form S-8 (No. 333-11558)).
*10	.42	Master Facility Agreement dated as of February 14, 2003, and amended by Amending Agreement No. 1 dated July 10, 2003, between Nortel Networks Limited and Export Development Canada, and as further amended by letter agreements dated March 29, 2004, May 28, 2004, August 20, 2004, September 29, 2004, October 29, 2004, November 19, 2004, December 10, 2004, January 14, 2005, February 15, 2005, March 15, 2005, April 29, 2005 and May 31, 2005 and amended and restated as of October 24, 2005 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).
*10	.43	Master Indemnity Agreement dated as of February 14, 2003 between Nortel Networks Limited and Export Development Canada, amended and restated as of October 24, 2005 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).
*10	.44	Letter dated June 23, 2003 from the former President and Chief Executive Officer of Nortel Networks, to the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited regarding the voluntary return for cancellation of certain stock options to purchase common shares of Nortel Networks Corporation (filed as Exhibit 10.4 to the Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10	.45	Notice of Blackout to Nortel Networks Corporation’s Board of Directors and Executive Officers Regarding Suspension of Trading dated March 10, 2004 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 10, 2004).
*10	.46	Summary statement of terms of initial compensation arrangements related to the president and chief executive officer approved by the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited as of April 29, 2004 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*10	.47	Asset Purchase Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd., amended as of November 1, 2004, February 7, 2005 and August 22, 2005 (filed as Exhibit 99.1 to Nortel Network Corporation’s Current Report on Form 8-K dated August 26, 2005).
**10	.48	Amended and Restated Master Contract Manufacturing Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd., amended as of November 1, 2004 (filed as Exhibit 10.59 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit
No		Description

**10	.49	Master Repair Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems Limited, amended as of February 8, 2005 (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
**10	.50	Master Contract Logistics Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd., amended as of February 8, 2005 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
**10	.51	Letter Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd. (filed as Exhibit 10.7 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*10	.52	William A. Owens, President and Chief Executive Officer Employment Letter dated as at August 31, 2004 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
*10	.53	Letter, dated January 10, 2005, to Mr. Lynton (Red) Wilson, the Chairman of the Board of Nortel Networks Corporation, and modified March 1, 2005 and delivered on August 11, 2005 from certain officers of Nortel Networks Corporation (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated August 18, 2005).
*10	.54	Peter Currie, Executive Vice-President and Chief Financial Officer Employment Letter dated January 20, 2005 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
*10	.55	Gary Daichendt, President and Chief Operating Officer Employment Letter dated March 2, 2005 (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
*10	.56	Summary statement of terms of the additional special pension benefits for the Vice-Chairman and Chief Executive Officer approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on March 22, 2005 (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
*10	.57	The Nortel 2005 Stock Incentive Plan (as filed with the 2005 Proxy Statement) (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.58	Summary statement of the interest payable on the special pension benefits for the Vice-Chairman and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on May 27, 2005 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.59	Form of Indemnity Agreement effective on or as of June 29, 2005 entered into between Nortel Networks Corporation and each of the following Directors: Harry J. Pearce, Ronald W. Osborne, Richard D. McCormick, John A. MacNaughton, James B. Hunt, Jr. and Jalynn H. Bennett (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.60	Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Corporation effective June 29, 2005 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.61	Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Limited effective June 29, 2005 (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.62	Forms of Instruments of Grant generally provided to optionees granted options under the Nortel Networks Corporation 1986 Stock Option Plan, as Amended and Restated or the Nortel Networks Corporation 2000 Stock Option Plan (filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.63	Proxy Agreement effective as of July 29, 2005 with respect to Capital Stock of Nortel Government Solutions Inc. by and among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc., Nortel Government Solutions Inc., James Frey, Thomas McInerney, Gregory Newbold, and the United States Department of Defense (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

Exhibit
No		Description

*10	.64	Escrow Agreement dated as of March 1, 2005 and as entered into on August 11, 2005 between Nortel Networks Corporation, Computershare Trust Company of Canada and certain officers of Nortel Networks Corporation (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
*10	.65	Form of Instrument of Award in connection with the award of restricted stock units under the Nortel 2005 Stock Incentive Plan (filed as Exhibit 10.1 to Nortel Network Corporation’s Current Report on Form 8-K dated September 12, 2005).
*10	.66	Termination Agreement dated September 7, 2005 between Nicholas DeRoma, Chief Legal Officer and Nortel Networks Corporation (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
*10	.67	Agreement and Plan of Merger dated as of April 25, 2005, by and among Nortel Networks Inc., PS Merger Sub, Inc. and PEC Solutions, Inc. (filed as Exhibit 99(d)(1) to Nortel Networks Inc. Current Report on Form SC TO-T dated May 3, 2005 and filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.68		William A. Owens letter agreement entered into on December 1, 2005, concerning the cessation of Mr. Owens’ responsibilities as Vice-Chairman and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited effective November 15, 2005.
10.69		Nicholas DeRoma, former Chief Legal Officer, Letter Agreement dated December 20, 2005 amending the Termination Agreement dated September 7, 2005.
10.70		Steve Pusey, Executive Vice-President and President, Eurasia, Letter Agreement dated September 29, 2005 concerning a retention bonus.
10.71		Summary statement of employment terms and conditions for Mike Zafirovski, President and Chief Executive Officer effective November 15, 2005, as approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on October 16, 2005.
10.72		Mike Zafirovski, President and Chief Executive Officer, Indemnity Agreement dated January 18, 2006 with effect from October 31, 2005.
10.73		Nortel Networks Corporation Directors’ Deferred Share Compensation Plan as amended December 7, 2005 and restated on June 29, 2005.
10.74		Nortel Networks Limited Directors’ Deferred Share Compensation Plan as amended December 7, 2005 and restated on June 29, 2005.
10.75		Pascal Debon letter agreement dated February 21, 2006, concerning the cessation of Mr. Debon’s responsibilities as Senior Advisor of Nortel Networks Corporation and Nortel Networks Limited effective December 23, 2005.
10.76		Brain McFadden letter agreement dated February 21, 2006, concerning the cessation of Mr. McFadden’s responsibilities as Chief Research Officer of Nortel Networks Corporation and Nortel Networks Limited effective December 23, 2005.
10.77		Notice of Blackout to Nortel Networks Corporation’s Board of Directors and Executive Officers Regarding Suspension of Trading dated March 10, 2006 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 10, 2006).
21	.	Subsidiaries of the Registrant.
23	.	Consent of Deloitte & Touche LLP.
24	.	Power of Attorney of certain directors and officers.
31.1		Rule 13a — 14(a)/15d — 14(a) Certification of the Vice-Chairman and Chief Executive Officer.
31.2		Rule 13a — 14(a)/15d — 14(a) Certification of the Chief Financial Officer.
32	.	Certification of the Vice-Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference

**	Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brampton, Ontario, Canada on the 28th day of April, 2006.

NORTEL NETWORKS CORPORATION

By:	/s/ Mike S. Zafirovski

(Mike S. Zafirovski, President
and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April, 2006.

Signature	Title
Principal Executive Officer

/s/ Mike S. Zafirovski (Mike S. Zafirovski)	President and Chief Executive Officer, and a Director

Principal Financial Officer

/s/ Peter W. Currie (Peter W. Currie)	Executive Vice-President and Chief Financial Officer

Principal Accounting Officer

/s/ Paul W. Karr (Paul W. Karr)	Controller

Directors

J.H. Bennett* (J.H. Bennett)	J.A. MacNaughton* (J.A. MacNaughton)

M. Bischoff* (M. Bischoff)	J.P. Manley* (J.P. Manley)

R.E. Brown* (R.E. Brown)	R.D. McCormick* (R.D. McCormick)

J.E. Cleghorn* (J.E. Cleghorn)	R.W. Osborne* (R.W. Osborne)

J.B. Hunt, Jr.* (J.B. Hunt, Jr.)	H.J. Pearce* (H.J. Pearce)

R.A. Ingram* (R.A. Ingram)	M.S. Zafirovski* (M.S. Zafirovski)

/s/ Gordon A. Davies By:* (Gordon A. Davies, as attorney-in-fact April 28, 2006.)