Form 10-K/A
period 2005-12-31
NORTEL NETWORKS CORP
filed 2006-05-01
CIK 72911

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
DOCUMENTS INCORPORATED BY REFERENCE
Nortel Networks 2006 Proxy Circular and Proxy Statement filed with the Commission

ANNUAL REPORT ON FORM 10-K/A
For the fiscal year ended December 31, 2005
EXPLANATORY NOTE
This Form 10-K/A (the “10-K/A”) is being filed to correct a typographical error in Exhibits 31.1, 31.2 and 32 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2005 (the “10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2006. Inadvertently, the certifications in Exhibits 31.1, 31.2 and 32 included as the date “[       ●        ], 2006” instead of “April 28, 2006”, the actual date of the signed certificates.
This 10-K/A replaces the 10-K in its entirety. The Company is re-filing the entire 10-K as part of this 10-K/A for it believes this approach is consistent with the view of the Staff of the SEC. Except as described above, no change has been made to the 10-K.

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2005
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
Pursuant to the rules and regulations of the SEC, Nortel has filed certain agreements as exhibits to this Annual Report on Form 10-K/A. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in Nortel’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe Nortel’s actual state of affairs at the date hereof and should not be relied upon.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brampton, Ontario, Canada on the 1st day of May, 2006.

NORTEL NETWORKS CORPORATION

By:	/s/ Mike S. Zafirovski

(Mike S. Zafirovski, President
and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of May, 2006.

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

/s/ Gordon A. Davies By:* (Gordon A. Davies, as attorney-in-fact May 1, 2006.)