Form 10-Q
period 2006-03-31
NORTEL NETWORKS CORP
filed 2006-06-06
CIK 72911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2006.
4,335,644,313 shares of common stock without nominal or par value

PART I
FINANCIAL INFORMATION
All dollar amounts in this document are in United States dollars unless otherwise stated.
NORTEL, NORTEL (Logo), NORTEL NETWORKS, The GLOBEMARK, NT, and NORTEL > BUSINESS MADE SIMPLE are trademarks of Nortel Networks.
MOODY’S is a trademark of Moody’s Investor Services, Inc.
NYSE is a trademark of the New York Stock Exchange, Inc.
SAP is a trademark of SAP AG.
S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.
All other trademarks are the property of the respective owners.

i

NORTEL NETWORKS CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended March 31,

	2006	2005

		As restated *
	(Millions of U.S. dollars,
	except per share amounts)
Revenues	$2,382	$2,389
Cost of revenues	1,474	1,377

Gross profit	908	1,012
Selling, general and administrative expense	595	578
Research and development expense	478	474
Amortization of intangibles	5	2
Special charges	5	14
(Gain) loss on sale of businesses and assets(a)	(35)	22
Shareholder litigation settlement expense	19	—

Operating earnings (loss)	(159)	(78)
Other income — net	69	54
Interest expense
Long-term debt	(46)	(50)
Other	(24)	(3)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(160)	(77)
Income tax benefit (expense)	(23)	(16)

	(183)	(93)
Minority interests — net of tax	9	(14)
Equity in net earnings (loss) of associated companies — net of tax	(2)	1

Net earnings (loss) from continuing operations	(176)	(106)
Net earnings from discontinued operations — net of tax	—	2

Net earnings (loss) before cumulative effect of accounting change	(176)	(104)
Cumulative effect of accounting change — net of tax (note 16)	9	—

Net earnings (loss)	$(167)	$(104)

Basic earnings (loss) per common share
— from continuing operations	$(0.04)	$(0.02)
— from discontinued operations	0.00	0.00

Basic earnings (loss) per common share	$(0.04)	$(0.02)

Diluted earnings (loss) per common share
— from continuing operations	$(0.04)	$(0.02)
— from discontinued operations	0.00	0.00

Diluted earnings (loss) per common share	$(0.04)	$(0.02)

(a)	Includes related costs.

*	See note 3
The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION
Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2006	2005

	(Millions of U.S. dollars,
	except for share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,695	$2,951
Restricted cash and cash equivalents	77	77
Accounts receivable — net	2,620	2,862
Inventories — net	1,984	1,804
Deferred income taxes — net	388	377
Other current assets	823	796

Total current assets	8,587	8,867
Investments	246	244
Plant and equipment — net	1,531	1,564
Goodwill	2,680	2,592
Intangible assets — net	166	172
Deferred income taxes — net	3,606	3,629
Other assets	1,025	1,044

Total assets	$17,841	$18,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,069	$1,180
Payroll and benefit-related liabilities	778	801
Contractual liabilities	297	346
Restructuring liabilities	84	95
Other accrued liabilities	4,384	4,200
Long-term debt due within one year	168	1,446
Loan payable	1,300	—

Total current liabilities	8,080	8,068
Long-term debt	2,445	2,439
Deferred income taxes — net	109	104
Other liabilities	5,778	5,935

Total liabilities	16,412	16,546

Minority interests in subsidiary companies	754	780
Guarantees, commitments and contingencies (notes 11, 12 and 18)

SHAREHOLDERS’ EQUITY
Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 4,339,337,625 as of March 31, 2006 and 4,339,162,932 as of December 31, 2005	33,935	33,932
Additional paid-in capital	3,295	3,281
Accumulated deficit	(35,692)	(35,525)
Accumulated other comprehensive loss	(863)	(902)

Total shareholders’ equity	675	786

Total liabilities and shareholders’ equity	$17,841	$18,112

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,

	2006	2005

		As restated *
	(Millions of U.S. dollars)
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(176)	$(106)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	60	81
Non-cash portion of shareholder litigation settlement expense	19	—
Equity in net (earnings) loss of associated companies	2	(1)
Stock option compensation	25	18
Deferred income taxes	16	8
Other liabilities	73	79
(Gain) loss on sale or write down of investments, businesses and assets	(34)	27
Other — net	103	(107)
Change in operating assets and liabilities	(262)	(262)

Net cash from (used in) operating activities of continuing operations	(174)	(263)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(99)	(54)
Proceeds on disposals of plant and equipment	87	—
Restricted cash and cash equivalents	3	1
Acquisitions of investments and businesses — net of cash acquired	(121)	(2)
Proceeds on sale of investments and businesses	30	83

Net cash from (used in) investing activities of continuing operations	(100)	28

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to minority interests	(18)	(14)
Increase in notes payable	4	20
Decrease in notes payable	(3)	(26)
Borrowings in loan payable	1,300	—
Repayment of long-term debt	(1,275)	—
Decrease in capital leases payable	(5)	(1)
Issuance of common shares	1	—

Net cash from (used in) financing activities of continuing operations	4	(21)

Effect of foreign exchange rate changes on cash and cash equivalents	14	(35)

Net cash from (used in) continuing operations	(256)	(291)
Net cash from (used in) operating activities of discontinued operations	—	36

Net increase (decrease) in cash and cash equivalents	(256)	(255)
Cash and cash equivalents at beginning of period	2,951	3,685

Cash and cash equivalents at end of period	$2,695	$3,430

*	See note 3
The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
(millions of U.S. dollars, except per share amounts, unless otherwise stated)
1.     Significant accounting policies

Basis of presentation
The condensed unaudited consolidated financial statements of Nortel Networks Corporation (“Nortel”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2005. Although Nortel is headquartered in Canada, the unaudited condensed consolidated financial statements are expressed in U.S. dollars as the greater part of the financial results and net assets of Nortel are denominated in U.S. dollars.
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
Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three months ended March 31, 2006 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the SEC and Canadian Securities Regulatory Authorities (the “2005 Annual Report”).

Comparative figures
Certain 2005 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to the 2006 presentation and certain 2005 figures have been restated as set out in note 3.

Recent accounting pronouncements

(a)	In February 2006, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In addition, it amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Nortel will adopt the provisions of SFAS 155 on January 1, 2007. The implementation of SFAS 155 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(b)	In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 simplifies the accounting for loan servicing rights and the financial instruments used to hedge risks associated with those rights. SFAS 156 requires that servicing rights be valued initially at fair value, and subsequently accounted for at either fair value, or amortized over the economic life of the related lease. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Nortel will adopt the

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

provisions of SFAS 156 on January 1, 2007. The implementation of SFAS 156 is not expected to have a material impact on Nortel’s results of operations and financial condition.
2.     Accounting changes

(a) The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments
As of January 1, 2006, Nortel adopted the United States Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), re-titled FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on Nortel’s results of operations and financial condition.

(b) Inventory Costs
As of January 1, 2006, Nortel adopted FASB SFAS No. 151, “Inventory Costs” (“SFAS 151”). The adoption of SFAS 151 did not have a material impact on Nortel’s results of operations and financial condition.

(c) Share-Based Payment
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS 123 that will impact Nortel, including the requirement to estimate employee forfeitures each period when recognizing compensation expense and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for Nortel as of January 1, 2006. Nortel previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure” (“SFAS 148”). SEC Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment” (“SAB 107”), was issued by the SEC in March 2005, and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, Nortel recorded a gain of $9 as a cumulative effect of an accounting change. There were no other material impacts on Nortel’s results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosures related to SFAS 123R, see note 16.

(d) Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 also requires certain disclosures for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and was adopted by Nortel as of January 1, 2006. The impact that the adoption of SFAS 154 will have on Nortel’s consolidated results of operations and financial condition will depend on the nature of future accounting changes adopted by Nortel and the nature of transitional guidance provided in future accounting pronouncements.
3.     Restatement of previously issued financial statements
Nortel has effected successive restatements of prior period financial results. Following the restatement (effected in December 2003) of Nortel’s consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003 (the “First Restatement”), the Audit Committees of Nortel’s and Nortel Networks Limited (“NNL”) Board of Directors (the “Audit Committee”) initiated an independent

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
review of the facts and circumstances leading to the First Restatement (the “Independent Review”) and engaged Wilmer Cutler Pickering Hale & Dorr LLP to advise it in connection with the Independent Review. This review and related work led to a variety of actions, and ultimately to the restatement of Nortel’s financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002 (the “Second Restatement”).
In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures, the summary of which is included in the “Controls and Procedures” section of the Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”). Each of Nortel’s and NNL’s Board of Directors adopted these recommendations in their entirety and directed management to implement those principles, through a series of remedial measures, across the company, to prevent any repetition of past misconduct and re-establish a finance organization with values of transparency, integrity and sound financial reporting as its cornerstone.
As part of these remedial measures and to compensate for the unremedied material weaknesses in Nortel’s internal control over financial reporting, Nortel undertook intensive efforts in 2005 to enhance its controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods, under American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SAB No. 104 “Revenue Recognition”, (“SAB 104”).
In addition, based on Nortel’s review of its revenue recognition policies and discussions with its independent registered chartered accountants as part of the 2005 audit, Nortel determined that in its previous application of these policies, it misinterpreted certain of these policies principally related to complex contractual arrangements with customers where multiple deliverables were accounted for using the percentage-of-completion method of accounting under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), as described in more detail below:

•	Certain complex arrangements with multiple deliverables were previously fully accounted for under the percentage of completion method of SOP 81-1, but elements outside of the scope of SOP 81-1 should have been examined for separation under the guidance in EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”); and
•	Certain complex arrangements accounted for under the percentage-of-completion method did not meet the criteria for this treatment in SOP 81-1 and should instead have been accounted for using completed contract accounting under SOP 81-1.
In correcting for both application errors, the timing of revenue recognition was frequently determined to be incorrect, with revenue having generally been recognized prematurely when it should have been deferred and recognized in later periods. Management’s determination that these errors required correction led to the Audit Committee’s decision on March 9, 2006 to effect a further restatement of Nortel’s consolidated financial statements (the “Third Restatement”) which was effected with the filing of Nortel’s and NNL’s 2005 Annual Reports with the SEC.
The following tables present the impact of the Third Restatement adjustments on Nortel’s previously reported consolidated statements of operations and a summary of the adjustments from the Third Restatement for the three months

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
ended March 31, 2005. Restated amounts presented herein are consistent with those disclosed in Nortel’s 2005 Annual Report.
Condensed Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2005

	As
	previously
	reported	Adjustments	As restated

Revenues	$2,536	$(147)	$2,389
Cost of revenues	1,479	(102)	1,377

Gross profit	1,057	(45)	1,012
Selling, general and administrative expense	574	4	578
Research and development expense	474	—	474
Amortization of intangibles	2	—	2
Special charges	21	(7)	14
(Gain) loss on sale of businesses and assets	1	21	22

Operating earnings (loss)	(15)	(63)	(78)
Other income — net	46	8	54
Interest expense
Long-term debt	(50)	—	(50)
Other	(3)	—	(3)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(22)	(55)	(77)
Income tax benefit (expense)	(16)	—	(16)

	(38)	(55)	(93)
Minority interests — net of tax	(14)	—	(14)
Equity in net earnings (loss) of associated companies — net of tax	1	—	1

Net earnings (loss) from continuing operations	(51)	(55)	(106)
Net earnings from discontinued operations — net of tax	2	—	2

Net earnings (loss)	$(49)	$(55)	$(104)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.01)	$(0.01)	$(0.02)
— from discontinued operations	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)	$(0.02)

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Adjustments
The following table summarizes the revenue adjustments and other adjustments to net earnings (loss).

Three months ended
March 31, 2005

Revenues — as previously reported	$2,536
Adjustments:
Application of SOP 81-1	82
Interaction between multiple revenue recognition accounting standards	(183)
Application of SAB 104 and SOP 97-2	(53)
Other revenue recognition adjustments	7

Revenues — as restated	$2,389

Net earnings (loss) — as previously reported	$(49)
Adjustments:
Application of SOP 81-1	9
Interaction between multiple revenue recognition accounting standards	(26)
Application of SAB 104 and SOP 97-2	(26)
Other revenue recognition adjustments	(3)
(Gain) loss on sale of businesses	(21)
Foreign exchange(i)	2
Other	10

Net earnings (loss) — as restated	$(104)

(i)	Includes the foreign exchange gains and losses resulting from the Third Restatement adjustments, and the correction of certain foreign exchange errors.
Revenue Recognition Adjustments:

Application of SOP 81-1
Nortel determined that, in certain arrangements, it had misinterpreted the guidance in SOP 81-1 relating to the application of percentage-of-completion accounting. Under the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date relative to the total expected costs of the contract. In certain circumstances where a reasonable estimate of costs cannot be made, but it is assured that no loss will be incurred, revenue is recognized to the extent of direct costs incurred (“zero margin accounting”). If a reasonable estimate of costs cannot be made and Nortel is not assured that no loss will be incurred, revenue should be recognized using completed contract accounting.
For certain arrangements accounted for under the percentage-of-completion method which included rights to future software upgrades, Nortel has determined that it did not have a sufficient basis to estimate the total costs of the arrangements, due to the inability to estimate the cost of providing these future software upgrades. In addition, in one arrangement, Nortel had previously applied zero margin accounting on the basis that it believed that no loss would be incurred. Nortel has determined that assurance that no loss would be incurred exists only in very limited circumstances, such as in cost recovery arrangements. Accordingly, Nortel has determined that percentage-of-completion accounting should not have been used to account for these specific arrangements and the completed contract method should have been applied under SOP 81-1. Under the completed contract method, revenues and certain costs are deferred until completion of the arrangement, which results in a delay in the timing of revenue recognition as compared to arrangements accounted for under percentage-of-completion accounting.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Interaction between multiple revenue recognition accounting standards
Nortel has determined there were accounting errors related to the application of SOP 81-1, SOP 97-2, and related interpretive guidance under EITF 00-21.
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
Nortel has determined that it should have applied the separation criteria set forth in EITF 00-21 and SOP 97-2 to non-software and software/ software-related elements, respectively, to determine whether the various elements under these arrangements should be treated as separate units of accounting. Generally, the applicable separation criteria in EITF 00-21 and SOP 97-2 requires sufficient objective and reliable evidence of fair value for each element. If an undelivered non-SOP 81-1 element cannot be separated from an SOP 81-1 element, depending on the nature of the elements and the timing of their delivery, the combined unit of accounting may be required to be accounted for under SOP 97-2 rather than under SOP 81-1. SOP 97-2 provides that the entire revenue associated with the combined elements should typically be deferred until the earlier of the point at which (i) the undelivered element(s) meet the criteria for separation or (ii) all elements within the combined unit of accounting have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue is recognized based on the revenue recognition guidance applicable to the last delivered element.
For certain of Nortel’s multiple element arrangements involving customized elements where elements such as post-contract support (“PCS”), specified upgrade rights and/or non-essential hardware or software products remained undelivered, Nortel frequently determined that the undelivered element could not be treated as a separate unit of accounting because fair value could not be established for all undelivered non-customized elements. Accordingly, Nortel should not have accounted for the revenue using percentage-of-completion accounting. Instead, the revenue should have been deferred in accordance with SOP 97-2 until such time as the fair value of the undelivered element could be established or all remaining elements have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue is recognized based on the revenue recognition guidance applicable to that last element.

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
In certain arrangements, Nortel had treated commitments to make available a specified quantity of upgrades during the contract period as PCS. Under SOP 97-2, where fair value cannot be established for PCS, revenue is recognized for the entire arrangement ratably over the PCS term. Nortel has determined that commitments to make available a specified quantity of upgrades do not qualify as PCS and should be accounted for as a separate element of the arrangement from the PCS. Fair value could not be established for these commitments to make available a specified quantity of upgrades and as a result, the revenue related to the entire arrangement should have been deferred until the earlier of when (i) fair value of the undelivered element could be established or (ii) the undelivered element is delivered. Adjustments were made to defer the revenue and related costs until the upgrades were delivered.
In certain multiple element arrangements, Nortel had recognized revenue upon delivery of products under the arrangement although other elements under the arrangement, such as future contractual or implicit PCS, had not been delivered. If sufficient evidence of fair value cannot be established for an undelivered element, revenue related to the delivered products should be deferred until the earlier of when vendor specific objective evidence (“VSOE”), for the undelivered element can be established or all the remaining elements have been delivered. Once there is only one remaining element, the deferred revenue is recognized based on the revenue recognition guidance applicable to that last undelivered element. For instance, where PCS is the last undelivered element within the unit of accounting, deferred

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
revenue is recognized ratably over the PCS term. As Nortel identified a number of contracts where sufficient evidence of fair value could not be established for the undelivered elements, adjustments were made to defer the revenue and related costs from the periods in which they were originally recorded and until such time as the appropriate recognition criteria were met.

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
Other adjustments:
Other miscellaneous adjustments were identified and recorded in the Third Restatement, the more significant of which are summarized below.
Nortel had previously recorded a charge of $27 to (gain) loss on sale of businesses and assets in the second quarter of 2005 to correct a cumulative error related to capitalized legal and professional fees, real estate impairment costs and special termination benefits relating to its transaction with Flextronics International Ltd. (“Flextronics”). Nortel determined that these costs should have been expensed as incurred starting in 2004, and through the first quarter of 2005. As part of the Third Restatement, these adjustments were recorded in the appropriate prior periods resulting in a decrease to the loss on sale of businesses and assets in the second quarter of 2005 of $27 and a corresponding increase of $20 and $7 in the first quarter of 2005 and fourth quarter of 2004, respectively.
In addition, during the first three quarters of 2005, Nortel recorded gains related to inventory transferred to Flextronics as a reduction of cost of revenues. These gains should have been included in the calculation of the (gain) loss on sale of businesses and assets and deferred accordingly. The correction of this error resulted in an increase in cost of revenues of $8 for the first quarter of 2005.
There were no material adjustments to the consolidated statement of cash flows for the three months ended March 31, 2005, as a result of the restatement adjustments recorded for the Third Restatement.
4.     Consolidated financial statement details
The following consolidated financial statement details are presented for each of the three months ended March 31, 2006 and 2005 for the consolidated statements of operations, as of March 31, 2006 and December 31, 2005 for the consolidated balance sheets and for each of the three months ended March 31, 2006 and 2005 for the consolidated statements of cash flows.

Consolidated statements of operations

Other income — net:

	Three months
	ended
	March 31,

	2006	2005

Interest income	$16	$14
Gain (loss) on sale or write down of investments	(1)	(5)
Currency exchange gains (losses)	10	28
Other — net	44	17

Other income (expense) — net	$69	$54

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS 133 had no material impact on net earnings (loss) for the three months ended March 31, 2006 and 2005 and were reported within other income (expense) — net in the consolidated statements of operations.

Consolidated balance sheets

Accounts receivable — net:

	March 31,	December 31,
	2006	2005

Trade receivables	$2,044	$2,266
Notes receivable	69	122
Contracts in process	600	611

	2,713	2,999
Less: provision for doubtful accounts	(93)	(137)

Accounts receivable — net	$2,620	$2,862

Inventories — net:

	March 31,	December 31,
	2006	2005

Raw materials	$781	$777
Work in process	56	50
Finished goods	856	819
Deferred costs	2,110	2,014

	3,803	3,660
Less: provision for inventory	(1,033)	(1,039)

Inventories — net	2,770	2,621
Less: long-term deferred costs(a)	(786)	(817)

Current inventories — net	$1,984	$1,804

(a)	Long-term portion of deferred costs is included in other assets.

Other current assets:

	March 31,	December 31,
	2006	2005

Prepaid expenses	$223	$198
Income taxes recoverable	73	68
Other	527	530

Other current assets	$823	$796

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Plant and equipment — net:

	March 31,	December 31,
	2006	2005

Cost:
Land	$40	$45
Buildings	1,171	1,265
Machinery and equipment	2,262	2,190
Capital lease assets	212	213
Sale lease-back assets	88	80

	3,773	3,793

Less accumulated depreciation:
Buildings	(428)	(455)
Machinery and equipment	(1,716)	(1,679)
Capital lease assets	(81)	(78)
Sale lease-back assets	(17)	(17)

	(2,242)	(2,229)

Plant and equipment — net(a)	$1,531	$1,564

(a)	Included assets held for sale with a carrying value of $69 and $136 as of March 31, 2006 and December 31, 2005, respectively, related to owned facilities that were being actively marketed. These assets were written down in previous periods to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel expects to dispose of all of these facilities during 2006.

Goodwill:
The following table outlines goodwill by reportable segment:

	Enterprise	Mobility
	Solutions	and
	and	Converged
	Packet	Core
	Networks	Networks	Other	Total

Balance — as of December 31, 2005	$2,228	$86	$278	$2,592
Change:
Additions(a)	101	—	—	101
Disposal	(12)	—	—	(12)
Foreign exchange	3	2	—	5
Other(b)	—	—	(6)	(6)

Balance — as of March 31, 2006	$2,320	$88	$272	$2,680

(a)	The additions of $101 relate to the estimated goodwill acquired as a result of the Tasman Networks, Inc. (“Tasman Networks”) acquisition, during the three months ended March 31, 2006. See note 9 for additional information.

(b)	Relates to a $6 reduction of goodwill recorded as part of the acquisition of Nortel Government Solutions Incorporated (formerly PEC Solutions Inc.) (“NGS”), as a result of a tax adjustment.
Due to the change in operating segments and reporting segments as described in note 5, a triggering event occurred requiring a goodwill impairment test in the first quarter of 2006 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Nortel performed this test and concluded that there was no impairment.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Intangible assets — net:

	March 31,	December 31,
	2006	2005

Other intangible assets(a)	$129	$135
Pension intangible assets	37	37

Intangible assets — net	$166	$172

(a)	Other intangible assets are being amortized over a weighted average period of approximately nine years ending in 2014, based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows. The amortization expense is partially denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.

Other accrued liabilities:

	March 31,	December 31,
	2006	2005

Outsourcing and selling, general and administrative related provisions	$247	$256
Customer deposits	64	38
Product related provisions	56	42
Warranty provisions (note 11)	200	208
Deferred revenue	1,508	1,289
Miscellaneous taxes	57	66
Income taxes payable	66	83
Interest payable	25	65
Advance billings in excess of revenues recognized to date on contracts	1,219	1,195
Shareholder litigation settlement provision (note 18)	804	804
Other	138	154

Other accrued liabilities	$4,384	$4,200

Other liabilities:

	March 31,	December 31,
	2006	2005

Pension, post-employment and post-retirement benefit liabilities	$2,439	$2,459
Restructuring liabilities (note 6)	184	203
Deferred revenue	970	1,073
Shareholder litigation settlement provision (note 18)	1,918	1,899
Other long-term provisions	267	301

Other liabilities	$5,778	$5,935

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Consolidated statements of cash flows

Change in operating assets and liabilities:

	Three months
	ended March 31,

	2006	2005

Accounts receivable — net	$244	$(131)
Inventories — net	(129)	(43)
Income taxes	(27)	(18)
Restructuring liabilities	(30)	(119)
Accounts payable, payroll and contractual liabilities	(263)	(118)
Other operating assets and liabilities	(57)	167

Change in operating assets and liabilities	$(262)	$(262)

Interest and taxes paid (recovered):

	Three months
	ended March 31,

	2006	2005

Cash interest paid	$105	$84
Cash taxes paid (recovered) — net	$27	$14
5.     Segment information

General description
During 2005, Nortel’s operations were organized into four reportable segments: Carrier Packet Networks, Code Division Multiple Access (“CDMA”) Networks, Global System for Mobile communications (“GSM”) and Universal Mobile Telecommunications Systems (“UMTS”) Networks and Enterprise Networks. On September 30, 2005, Nortel announced a new organizational structure, effective January 1, 2006, that included, among other things, combining the businesses represented by its four reportable segments at that time into two product groups: (i) Enterprise Solutions and Packet Networks, which combines optical networking solutions (included in Nortel’s Carrier Packet Networks segment in 2005), data networking and security solutions, and portions of circuit and packet voice solutions (included in both Nortel’s Carrier Packet Networks segment and Enterprise Networks segment in 2005) into a unified product group; and (ii) Mobility and Converged Core Networks, which combines Nortel’s CDMA solutions and GSM and UMTS solutions (each a separate segment in 2005) and other circuit and packet voice solutions (included in Nortel’s Carrier Packet Networks segment in 2005).
These organizational changes resulted in a change to Nortel’s reportable segments. Commencing in the first quarter of 2006, Mobility and Converged Core Networks and Enterprise Solutions and Packets Networks form Nortel’s reportable segments and are described below:

•	Mobility and Converged Core Networks provides mobility networking solutions using (i) CDMA solutions and GSM and UMTS solutions and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end-users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end-user to be connected and identified when not in a fixed location. In addition, Nortel’s carrier circuit and packet voice solutions provide a complete range of voice solutions to its service provider customers, including local, toll, long-distance and international gateway capabilities using either circuit or packet-based switching technologies. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers.
•	Enterprise Solutions and Packet Networks provides (i) enterprise circuit and packet voice solutions, (ii) data networking and security solutions and (iii) optical networking solutions. Nortel’s solutions for enterprises are used

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

to build new networks and transform their existing communications network into a more cost effective, packet-based network supporting data, voice and multimedia communications. Nortel’s optical networking and carrier data networking and security solutions provide voice, data and multimedia communication solutions to its service provider customers that operate wireline networks.
“Other” represents miscellaneous business activities and corporate functions and includes the results from NGS. None of these activities meet the quantitative criteria to be disclosed separately as reportable segments. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to Nortel’s corporate compliance, interest attributable to its long-term debt and other non-operational activities and are included in “Other”.
Nortel’s president and chief executive officer (the “CEO”) has been identified as the Chief Operating Decision Maker in assessing the performance of the segments and the allocation of resources to the segments. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes (“Management EBT”), a measure that includes the cost of revenues, selling, general and administrative (“SG&A”) expense, research and development (“R&D”) expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements. Prior period segment results have been restated to conform to the current period presentation.

Segments
The following tables set forth information by segment for the three months ended:

	March 31,	March 31,
	2006	2005

Revenues
Mobility and Converged Core Networks	$1,426	$1,486
Enterprise Solutions and Packet Networks	871	878

Total reportable segments	2,297	2,364
Other	85	25

Total revenues	$2,382	$2,389

Management EBT
Mobility and Converged Core Networks	$118	$190
Enterprise Solutions and Packet Networks	(49)	(33)

Total reportable segments	69	157
Other	(228)	(209)

Total Management EBT	(159)	(52)

Amortization of intangibles	(5)	(2)
Special charges	(5)	(14)
Gain (loss) on sale of businesses and assets	35	(22)
Shareholder litigation settlement expense	(19)	—
Income tax benefit (expense)	(23)	(16)

Net earnings (loss) from continuing operations	$(176)	$(106)

During the three months ended March 31, 2006, Nortel had one customer which generated revenues of approximately $275 or 11.5% of total consolidated revenues. The revenues did not relate specifically to one of Nortel’s reportable segments, but rather were earned throughout both of Nortel’s reportable segments. For the three months ended March 31, 2005, no customer generated revenues greater than 10 percent of consolidated revenues.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
In 2004 and 2005, Nortel’s focus was on managing each of its businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, Nortel announced a strategic plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments (the “2004 Restructuring Plan”). Nortel estimates total charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $410 comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. Approximately $177 of the aggregate charges were incurred in 2005 and $6 for the three months ended March 31, 2006, with the remainder expected to be substantially incurred during 2006.
During the three months ended March 31, 2006, Nortel continued to implement these restructuring work plans. Special charges recorded from January 1, 2006 to March 31, 2006 were as follows:

		Contract			Special Charges
		settlement	Plant and
	Workforce	and lease	equipment		Three months ended
	reduction	costs	write downs	Total	March 31, 2006

2004 Restructuring Plan
Provision balance as of December 31, 2005(a)	$21	$61	$—	$82
Revisions to prior accruals:
For the three months ended March 31, 2006	2	4	—	6	$6
Cumulative provision (drawdowns) adjustments in 2006:
Cash drawdowns	(13)	(5)	—	(18)

Provision balance as of March 31, 2006	$10	$60	$—	$70

2001 Restructuring Plan
Provision balance as of December 31, 2005(a)	$3	$213	$—	$216
Revisions to prior accruals:
For the three months ended March 31, 2006	1	(2)	—	(1)	(1)
Cumulative provision (drawdowns) adjustments in 2006:
Cash drawdowns	(1)	(16)	—	(17)

Provision balance as of March 31, 2006	$3	$195	$—	$198

Total provision balance as of March 31, 2006(a)	$13	$255	$—	$268

Total special charges					$5

(a)	As of March 31, 2006 and December 31, 2005, the short-term provision balance was $84 and $95, respectively, and the long-term provision balance was $184 and $203, respectively.
As workforce reductions related to the 2004 and 2001 Restructuring plans are substantially complete, there were no employee notifications during the three months ended March 31, 2006.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2004 Restructuring Plan

Three months ended March 31, 2006
During the three months ended March 31, 2006, Nortel recorded revisions of $6, related to prior accruals.
The workforce reduction provision balance was drawn down by cash payments of $13 during the three months ended March 31, 2006. The workforce reduction was primarily in the U.S., Canada and Europe, Middle East and Africa (“EMEA”) and extended across both segments. The remaining provision is expected to be substantially drawn down by the end of the first half of 2006.
Contract settlement and lease costs included revisions to prior accruals of $4 for negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and EMEA and in the Mobility and Converged Core Networks segment. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. During the three months ended March 31, 2006, the provision balance for contract settlement and lease costs was drawn down by cash payments of $5. The remaining provision, net of approximately $32 in estimated sublease income, is expected to be substantially drawn down by the end of 2018.

Three months ended March 31, 2005
During the three months ended March 31, 2005, Nortel recorded special charges of $25, which included revisions of $2 related to prior accruals.
Workforce reduction charges of $16, net of revisions to prior accruals of $2, were related to severance and benefit costs associated with approximately 240 employees notified of termination during the three months ended March 31, 2005. The workforce reduction provision balance was drawn down by cash payments of $86 during the three months ended March 31, 2005. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across both segments.
Contract settlement and lease costs of $8 consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and in the Enterprise Solutions and Packet Networks segment. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2004 Restructuring Plan — by Segment
The following table outlines special charges incurred by segment for each of the three months ended March 31:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2004 Restructuring Plan
Mobility and Converged Core Networks For the three months ended March 31, 2006	$1	$2	$—	$3
Enterprise Solutions and Packet Networks For the three months ended March 31, 2006	1	2	—	3
Other	—	—	—	—

Total special charges for the three months ended March 31, 2006	$2	$4	$—	$6

Mobility and Converged Core Networks For the three months ended March 31, 2005	$11	$1	$1	$13
Enterprise Solutions and Packet Networks For the three months ended March 31, 2005	5	7	—	12
Other	—	—	—	—

Total special charges for the three months ended March 31, 2005	$16	$8	$1	$25

2001 Restructuring Plan

Three months ended March 31, 2006
During the three months ended March 31, 2006, Nortel recorded revisions of $1 related to prior accruals.
The workforce reduction provision balance was drawn down by cash payments of $1 during the three months ended March 31, 2006. The remaining provision is expected to be substantially drawn down by the end of 2006.
No new contract settlement and lease costs were incurred during the period. The provision balance for contract settlement and lease costs was drawn down by cash payments of $16. The remaining provision, net of approximately $178 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Three months ended March 31, 2005
During the three months ended March 31, 2005, Nortel recorded revisions of $11 related to prior accruals.
The workforce reduction provision balance was drawn down by cash payments of $2 during the three months ended March 31, 2005.
No new contract settlement and lease costs were incurred during the period. During the three months ended March 31, 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $40.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The table below summarizes the total costs estimated to be incurred as a result of the exit activities initiated in 2003, which have met the criteria described in SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the balance of these accrued expenses as of March 31, 2006 and the movement in the accrual for the three months ended March 31, 2006. These costs are included in the provision balance above for the 2001 Restructuring Plan as of March 31, 2006.

	Accrued		Payments during	Adjustments	Accrued
	balance as of	Costs during the	the three months	during the three	balance as
	December 31,	three months ended	ended	months ended	of March 31,
	2005	March 31, 2006	March 31, 2006	March 31, 2006	2006

Lease costs(a)	$25	$—	$(1)	$4	$28

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $69, of which $25 was drawn down by cash payments of $22 and non-cash adjustments of $3 prior to January 1, 2006.

2001 Restructuring Plan — by Segment
The following table outlines special charges incurred by segment for the three months ended March 31:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2001 Restructuring Plan
Mobility and Converged Core Networks For the three months ended March 31, 2006	$1	$(1)	$—	$—
Enterprise Solutions and Packet Networks For the three months ended March 31, 2006	—	(1)	—	(1)
Other	—	—	—	—

Total special charges for the three months ended March 31, 2006	$1	$(2)	$—	$(1)

Mobility and Converged Core Networks For the three months ended March 31, 2005	$(1)	$—	$—	$(1)
Enterprise Solutions and Packet Networks For the three months ended March 31, 2005	(2)	—	(8)	(10)
Other	—	—	—	—

Total special charges for the three months ended March 31, 2005	$(3)	$—	$(8)	$(11)

As described in note 5, segment Management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.
7.     Income taxes
During the three months ended March 31, 2006, Nortel recorded a tax expense of $23 on a loss from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $160. The tax expense of $23 is primarily related to the drawdown of Nortel’s deferred tax assets and current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes, partially offset by the recognition of R&D related incentives.
During the three months ended March 31, 2005, Nortel recorded a tax expense of $16 on a loss from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $77. The tax expense of $16 is primarily related to the drawdown of Nortel’s deferred tax assets and current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes, partially offset by the recognition of R&D related incentives.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As of March 31, 2006, Nortel’s net deferred tax assets were $3,885, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carry forwards and tax credit carry forwards.
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
Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the amount of $56 for the taxation years of 1999 and 2000. Nortel is currently in the process of appealing these assessments and believes that it has adequately provided for tax adjustments that are probable as a result of the outcome of the ongoing appeals process.
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
Nortel has four kinds of capital accumulation and retirement programs: balanced capital accumulation and retirement programs (the “Balanced Program”) and investor capital accumulation and retirement programs (the “Investor Program”) available to substantially all of its North American employees; flexible benefits plan, which includes a group personal pension plan (the “Flexible Benefits Plan”), available to substantially all of its employees in the U.K., and traditional capital accumulation and retirement programs that include defined benefit pension plans (the “Traditional Program”) which are closed to new entrants in the U.K. and portions of which are closed to new entrants in the U.S. and Canada. Although these four kinds of programs represent Nortel’s major retirement programs and may be

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
available to employees in combination and/or as options within a program, Nortel also has smaller pension plan arrangements in other countries.
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
The following details the net pension expense, all related to continuing operations, for the defined benefit plans for the three months ended:

	Three months ended
	March 31,

	2006	2005

Pension expense:
Service cost	$35	$35
Interest cost	113	116
Expected return on plan assets	(113)	(109)
Amortization of prior service cost	1	1
Amortization of net losses (gains)	31	23
Curtailment, contractual and special termination losses (gains)	1	12

Net pension expense	$68	$78

The following details the net cost components, all related to continuing operations, of post-retirement benefits other than pensions for the three months ended:

	Three months ended
	March 31,

	2006	2005

Post-retirement benefit cost:
Service cost	$2	$2
Interest cost	11	10
Amortization of prior service cost	(1)	(1)

Net post-retirement benefit cost	$12	$11

During the three months ended March 31, 2006, contributions of $91 were made to the defined benefit plans and $7 to the post-retirement benefit plans. Nortel expects to contribute an additional $273 in 2006 to the defined benefit pension plans for a total contribution of $364, including a portion related to a pension funding agreement in the United Kingdom, and an additional $24 in 2006 to the post-retirement benefit plans for a total contribution of $31.
9.     Acquisitions, divestitures and closures

Acquisitions

Tasman Networks Inc.
On February 24, 2006, Nortel acquired 100% of the common and preferred shares of Tasman Networks for approximately $99 in cash and assumed liabilities. Tasman Networks is an established networking company that provides a portfolio of secure enterprise routers, which will enable Nortel access to low-latency technology to handle packets in secure enterprise environments.
Nortel acquired the assets, certain assumed liabilities and the employees related to the business of Tasman Networks. The aggregate purchase price for Tasman Networks was approximately $99, including estimated costs of acquisition of $6. The preliminary purchase price allocation of $99 includes approximately $101 of goodwill acquired and $2 in net liabilities assumed. The allocation of the purchase price is based on management’s current best estimate of the relative

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
values of the assets acquired and liabilities assumed in Tasman Networks. However, because a full valuation of those assets and liabilities has not yet been finalized, the final allocation of the purchase price may differ from the current allocation disclosed, and the difference may be material.
The results of operations of Tasman Networks have been consolidated into Nortel as of February 24, 2006, and were not material to Nortel’s consolidated results of operations.

Divestitures

Manufacturing operations
In 2004, Nortel entered into an agreement with Flextronics regarding the divestiture of substantially all of Nortel’s remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets. Nortel and Flextronics have also entered into a four-year supply agreement for manufacturing services (whereby after completion of the transaction, Flextronics will manage approximately $2,500 of Nortel’s annual cost of revenues) and a three-year supply agreement for design services. Commencing in the fourth quarter of 2004 and throughout 2005, Nortel completed the transfer to Flextronics of certain of Nortel’s optical design activities in Ottawa, Canada and Monkstown, Northern Ireland and the manufacturing activities in Montreal, Canada and Chateaudun, France. On May 8, 2006, Nortel completed the transfer of the manufacturing operations and related assets including product integration, testing, repair and logistics operations of its Calgary, Canada manufacturing operations to Flextronics, representing the final transfer of Nortel’s manufacturing and related operations to Flextronics.
The agreement with Flextronics resulted in the transfer of approximately 2,100 employees to Flextronics. Nortel expects gross cash proceeds ranging between $575 and $625, of which approximately $380 has been received as of March 31, 2006, partially offset by cash outflows incurred to date and expected to be incurred in 2006 attributable to direct transaction costs and other costs associated with the transaction. These proceeds will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. Any net gain on the sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.
As of March 31, 2006, Nortel had transferred approximately $247 of inventory and equipment to Flextronics relating to the transfer of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal and Chateaudun and recorded deferred income of approximately $64. As Flextronics has the ability to exercise rights to sell back to Nortel certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective transfer date, Nortel has retained these assets on its balance sheet to the extent they have not been consumed as part of ongoing operations as at March 31, 2006. Nortel does not expect that rights will be exercised with respect to any material amount of inventory and/or equipment.
10.     Long-term debt, credit and support facilities
As a result of the delayed filing of Nortel’s and NNL’s 2005 Annual Reports and Nortel’s and NNL’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2006 (the “2006 First Quarter Reports”) with the SEC, Nortel and NNL were not in compliance with their obligations to deliver their respective SEC filings to the trustees under its and NNL’s public debt indentures. With the filing of the 2006 First Quarter Reports with the SEC and the delivery of the 2006 First Quarter Reports to the trustees under Nortel’s and NNL’s public debt indentures, Nortel and NNL will be in compliance with their delivery obligations under the public debt indentures. Approximately $500 of notes of NNL (or its subsidiaries) and $1,800 of convertible debt securities of Nortel were outstanding under such indentures as of March 31, 2006.

Credit facility
On February 14, 2006, Nortel entered into a new one-year credit facility in the aggregate principal amount of $1,300 (“2006 Credit Facility”). This new facility consists of (i) a senior secured one-year term loan facility in the amount of $850 (“Tranche A Term Loans”), and (ii) a senior unsecured one-year term loan facility in the amount of $450 (“Tranche B Term Loans”). The Tranche A Term Loans are secured equally and ratably with NNL’s obligations under the EDC Support Facility and NNL’s 6.875% Bonds due 2023 by a lien on substantially all of the U.S. and Canadian

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
assets of NNL and the U.S. assets of NNL’s indirect subsidiary, Nortel Networks Inc. (“NNI”). The Tranche A Term Loans are also secured equally and ratably with NNL’s obligations under the EDC Support Facility by a lien on substantially all of Nortel’s U.S. and Canadian assets. The Tranche A Term Loans and Tranche B Term Loans are also guaranteed by Nortel and NNL and NNL’s obligations under the EDC Support Facility are also guaranteed by Nortel and NNI, in each case until the maturity or prepayment of the 2006 Credit Facility. The 2006 Credit Facility, which will mature in February 2007, was drawn down in the full amount on February 14, 2006 and Nortel used the net proceeds primarily to repay the outstanding $1,275 aggregate principal amount of NNL’s 6.125% Notes that matured on February 15, 2006. Nortel and NNI agreed to a demand right exercisable at any time after May 31, 2006 pursuant to which Nortel would be required to take all reasonable actions to issue senior unsecured debt securities in the capital markets to repay the 2006 Credit Facility. As of the date of this report, the demand right has not been exercised.
At Nortel’s option, loans bear interest based on the “Base Rate” (defined as the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5% and the prime commercial lending rate of JPMorgan Chase Bank, N.A., established from time to time) or the reserve-adjusted London Interbank Offered Rate (“LIBOR”), plus the Applicable Margin. Prior to the amendment as described in note 19, “Applicable Margin” was defined as 225 basis points in the case of Tranche A Term Loans that are LIBOR loans (125 basis points if such Tranche A Term Loans are Base Rate loans) and 300 basis points in the case of Tranche B Term Loans that are LIBOR loans (200 basis points if such Tranche B Term Loans are Base Rate loans). Subsequent to March 31, 2006, Nortel entered into an amendment of the 2006 Credit Facility to modify the interest rates applicable to the Tranche A Term Loans and the Tranche B Term Loans. For further information see note 19.
As of March 31, 2006, the Tranche A Loans contained financial covenants that required Nortel to achieve Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) of not less than $850, $750, $850 and $900 for the twelve-month period ending March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively. Adjusted EBITDA was generally defined as consolidated earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other non-recurring charges and gains. As of March 31, 2006, both the Tranche A Term Loans and the Tranche B Term Loans contained a covenant that Nortel’s consolidated unrestricted cash and cash equivalents at all times had to be equal or greater than $1,000. In addition, the 2006 Credit Facility contains covenants that limit Nortel’s ability to create liens on its assets and the assets of substantially all of its subsidiaries in excess of certain baskets and permitted amounts and limit its ability and the ability of substantially all of its subsidiaries to merge, consolidate or amalgamate with another person. Payments of dividends on the outstanding preferred shares of NNL and payments under the Proposed Class Action Settlement are permitted. NNI is required to prepay the facility in certain circumstances, including in the event of certain debt or equity offerings or asset dispositions of collateral by Nortel, NNL or NNI. As described in note 19, on May 9, 2006, Nortel entered into an amendment and waiver that amended the covenants under the Tranche A Term Loans and the Tranche B Term Loans. See note 19 for additional information.

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
Effective October 24, 2005, NNL and EDC amended the EDC Support Facility to maintain the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments, and the extension of the maturity date of the EDC Support Facility for an additional year to December 31, 2007. In connection with this amendment (the “EDC Amendment”), all guarantee and security agreements previously guaranteeing or securing the obligations of Nortel and its subsidiaries under the EDC Support Facility and Nortel’s public debt securities of Nortel and its subsidiaries were terminated and the assets of Nortel and its subsidiaries pledged under the security agreements were released in full. EDC also agreed to provide future support under the EDC Support Facility on an unsecured basis and without the guarantees of NNL’s subsidiaries provided that, should NNL or its subsidiaries incur or guarantee certain indebtedness in the future above agreed thresholds of $25 in North America and

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
$100 outside of North America, equal and ratable security and/or guarantees of NNL’s obligations under the EDC Support Facility will be required at that time.
The delayed filing of Nortel’s and NNL’s 2005 Annual Reports and 2006 First Quarter Reports with the SEC, and delayed delivery of such reports to the trustees under Nortel’s and NNL’s public debt indentures and EDC, gave EDC the right to (i) terminate its commitments under the EDC Support Facility, relating to certain of Nortel’s performance related obligations arising out of normal course business activities, and (ii) exercise certain rights against the collateral pledged under related security agreements or require NNL to cash collateralize all existing support. With the filing and delivery to EDC and the trustees under Nortel’s and NNL’s public debt indentures, of the 2005 Annual Reports and the 2006 First Quarter Reports and obtaining the waiver and amendment as described in note 19, NNL will be in compliance with its obligations under the EDC Support Facility.
As of March 31, 2006, there was approximately $163 of outstanding support utilized under the EDC Support Facility, approximately $143 of which was outstanding under the revolving small bond sub-facility.
11.     Guarantees
Nortel has entered into agreements that contain features which meet the definition of a guarantee under FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 defines a guarantee as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel’s outstanding guarantees as of March 31, 2006 is provided below:

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
In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of March 31, 2006 is $10. A liability of $8 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of March 31, 2006.

(b) Intellectual property indemnification obligations
Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These types of guarantees typically have indefinite terms

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
and generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions.
The nature of the intellectual property indemnification obligations generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel has not made any significant indemnification payments under such agreements. As of March 31, 2006, Nortel had no intellectual property indemnification obligations for which compensation would be required.

(c) Lease agreements
Nortel has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $43 as of March 31, 2006. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.
Historically, Nortel has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d) Third party debt agreements
From time to time, Nortel guarantees the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. Under most such arrangements, the Nortel guarantee is secured, usually by the assets being purchased or financed. As of March 31, 2006, Nortel had no third party debt agreements that would require it to make any debt payments for its customers.

(e) Indemnification of banks and agents under credit facilities and EDC Support Facility
Nortel has agreed to indemnify the banks and agents under its credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs or reduce their return and from any legal action brought against the banks or agents related to the use of loan proceeds. Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. This indemnification generally applies to issues that arise during the term of the EDC Support Facility.
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
Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of March 31, 2006, Nortel had approximately $286 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2006, or collection of the receivable amounts by the counterparty.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
On March 17, 2006, in connection with the Proposed Class Action Settlement, Nortel announced that Nortel, NNL and the lead plaintiffs reached an agreement on the related insurance and corporate governance matters including Nortel’s and NNL’s insurers agreeing to pay $228.5 in cash towards the settlement and Nortel and NNL agreeing with their insurers to certain indemnification obligations. Nortel and NNL believe that these indemnification obligations would be unlikely to materially increase their total cash payment obligations under the Proposed Class Action Settlement, as defined in note 18. The insurance payments would not reduce the amounts payable by Nortel or NNL as disclosed in this report. Nortel and NNL also agreed to certain corporate governance enhancements, including the codification or certain of their current governance practices (such as the annual election by their directors of a non-executive Board chair) in their respective Board of Directors written mandates and the inclusion in their respective annual proxy circular and proxy statement of a report on certain of their other governance practices (such as the process followed for the annual evaluation of the Board, committees of the Board and individual directors). The Proposed Class Action Settlement would contain no admission of wrongdoing by Nortel, NNL or any of the other defendants.

Product warranties
The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of March 31, 2006:

Balance as of December 31, 2005	$208
Payments	(65)
Warranties issued	56
Revisions	1

Balance as of March 31, 2006	$200

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
12.     Commitments

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
The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of the following dates:

	March 31,	December 31,
	2006	2005

Bid and performance related bonds(a)	$221	$222
Other bonds(b)	42	44

Total bid, performance related and other bonds	$263	$266

(a)	Net of restricted cash and cash equivalent amounts of $36 and $36 as of March 31, 2006 and December 31, 2005, respectively.

(b)	Net of restricted cash and cash equivalent amounts of $28 and $31 as of March 31, 2006 and December 31, 2005, respectively.

Venture capital financing
Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $23 as of March 31, 2006. These commitments expire at various dates through to 2012.
13.     Financing arrangements and variable interest entities

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

	March 31,	December 31,
	2006	2005

Drawn and outstanding — gross	$46	$51
Provisions for doubtful accounts	(36)	(35)

Drawn and outstanding — net(a)	10	16
Undrawn commitments	50	50

Total customer financing	$60	$66

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
During the three months ended March 31, 2006 and 2005, net customer financing bad debt expense as a result of settlements and adjustments to other existing provisions was not significant.
During the three months ended March 31, 2006, Nortel did not enter into any new agreements to restructure and/or settle customer financing and related receivables. During the three months ended March 31, 2005, Nortel entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, Nortel received cash consideration of approximately $110 ($36 of the proceeds was included in discontinued operations), to settle outstanding receivables with a net carrying value of $100 ($33 of the net carrying value was included in discontinued operations).
During the three months ended March 31, 2006 and 2005, Nortel reduced undrawn customer financing commitments by nil and $5, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of March 31, 2006, all undrawn commitments were available for funding under the terms of the financing agreements.

Consolidation of variable interest entities
Certain lease financing transactions of Nortel were structured through single transaction variable interest entities (“VIEs”) that did not have sufficient equity at risk as defined in FASB Interpretation No. (“FIN”) 46R “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). Nortel consolidates one VIE for which Nortel was considered the primary beneficiary following the guidance of FIN 46, on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs debt, which represented the majority of the risks associated with the respective VIEs activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. As of March 31, 2006, Nortel’s consolidated balance sheet included $83 of long-term debt and $83 of plant and equipment — net related to this VIE. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.
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
On June 3, 2005, Nortel acquired NGS, a VIE, for which Nortel was considered the primary beneficiary under FIN 46R. The consolidated financial results of Nortel include NGS’s operating results from the date of the acquisition.
On November 2, 2005, Nortel formed LG-Nortel Co. Ltd. (“LG-Nortel”), a joint venture with LG Electronics Inc., which is a VIE. Nortel is considered the primary beneficiary under FIN 46R. No creditor of the entity has recourse to Nortel. This entity’s financial results have been consolidated from the date of formation.
Nortel consolidates certain assets and liabilities held in an employee benefit trust in Canada, a VIE, for which Nortel was considered the primary beneficiary under FIN 46R.
As of March 31, 2006, Nortel did not have any variable interests related to transfers of financial assets. Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of March 31, 2006, none of these other interests or arrangements were considered significant variable interests and, therefore, were not consolidated on the basis that they were not material VIE’s to Nortel’s results of operations and statement of cash flows.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
14.     Earnings (loss) per common share
The following table details the weighted-average number of Nortel Networks Corporation common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the three months ended:

	March 31,	March 31,
	2006(a)	2005(a)

(Number of common shares in millions)
Basic weighted-average shares outstanding:
Issued and outstanding	4,339	4,273
Prepaid forward purchase contracts(b)	—	65

Basic weighted-average shares outstanding	4,339	4,338

Weighted-average shares dilution adjustments:
Dilutive stock options	—	—

Diluted weighted-average shares outstanding	4,339	4,338

Weighted-average shares dilution adjustments — exclusions:
Stock options	292	293
4.25% Convertible Senior Notes(a)	180	180

(a)	As a result of the net loss from continuing operations for the three months ended March 31, 2006 and 2005, all potential dilutive securities were considered anti-dilutive.

(b)	The impact of the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted-average basis was nil and 65 for the three months ended March 31, 2006 and 2005, respectively. As of December 31, 2005, the remaining 3,840 forward purchase contracts outstanding were settled by the holders.
15.     Comprehensive income (loss)
The following are the components of comprehensive income (loss), net of tax, for the three months ended:

	March 31,	March 31,
	2006	2005

Net earnings (loss)	$(167)	$(104)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment	28	(67)
Unrealized gain (loss) on investments — net(a)	18	(7)
Minimum pension liability adjustment — net	(1)	2
Unrealized derivative gain (loss) on cash flow hedges — net(b)	(6)	(8)

Comprehensive income (loss)	$(128)	$(184)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil and nil for the three months ended March 31, 2006 and 2005, respectively.

(b)	During the three months ended March 31, 2006 and 2005, $5 and $8 of net derivative gains (losses) were reclassified to other income (expense) — net, respectively. Nortel estimates that $2 of net derivative gains (losses) included in accumulated other comprehensive income (loss) will be reclassified into net earnings (loss) within the next 12 months.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
16.     Capital stock and stock-based compensation plans

Common shares
Nortel Networks Corporation is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares included in shareholders’ equity consisted of the following as of the following dates:

	Number	$

(Number of common shares in thousands)
Common shares:
Balance as at December 31, 2005	4,339,163	$33,932
Shares issued pursuant to:
Stock option plans	175	3

Balance as at March 31, 2006	4,339,338	$33,935

Stock options
Prior to 2005, Nortel granted options to purchase Nortel Networks Corporation common shares under two existing stock option plans, the Nortel Networks Corporation 2000 Stock Option Plan (“2000 Plan”)and the Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (“1986 Plan”). Under these two plans, options to purchase Nortel Networks Corporation common shares could also be granted to employees and, under the 2000 Plan, options could be also granted to directors of Nortel. The options under both plans entitle the holders to purchase one common share at a subscription price of not less than 100% of market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Generally, options granted prior to 2003 vest 33 1/3 % on the anniversary date of the grant for three years. Commencing in 2003, options granted generally vest 25% each year over a four year period on the anniversary date of the grant. The committee of the Board of Directors of Nortel that administers both plans generally has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the term of an option exceed ten years. Nortel meets its obligations under both plans by issuing Nortel Networks Corporation common shares. Common shares remaining available for grant after December 31, 2005 under the 2000 Plan and the 1986 Plan (and common shares that become available upon expiration or termination of options granted under such plans) have been rolled-over to the Nortel 2005 Stock Incentive Plan (“SIP”) effective January 1, 2006.
During 2005, the shareholders of Nortel approved the SIP stock-based compensation plan, which permits grants of stock options, including incentive stock options, stock appreciation rights (“SARs”), performance stock units (“PSUs”) and Restricted Stock Units (“RSUs”). Stock options granted under the SIP may be granted only to employees of Nortel. The subscription price for each share subject to an option shall not be less than 100% of the market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. The options to be granted generally vest 25% each year over a four year period on the anniversary date of the grant. The committee of the Board of Directors of Nortel that administers the SIP generally has the discretion to vary the period during which the holder has the right to exercise options, but in no case shall options granted become exercisable within the first year, and in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years. Nortel meets its obligations under the SIP by issuing Nortel Networks Corporation common shares.
Stand-alone SARs or SARs in tandem with options may be granted under the SIP. Upon the exercise of a vested SAR (and in the case of a tandem SAR, the related option), a holder will be entitled to receive payment of an amount equal to the excess of the market value of a common share of Nortel Networks Corporation on the date of exercise over the subscription or base price under the SAR. On the exercise of a tandem SAR, the related option shall be cancelled. As of March 31, 2006 and December 31, 2005, there were no SARs outstanding.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As of March 31, 2006, the maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of Nortel under each of the 1986 Plan, 2000 Plan and SIP is as follows:

Maximum

(Number of common
shares in thousands)
1986 Plan
Issuable to employees(a)	469,718
2000 Plan
Issuable to non-employee directors	500
Issuable to employees	94,000
SIP
Issuable to employees	122,000

(a)	As of March 31, 2006, the maximum number of Nortel Networks Corporation common shares with respect to which options may be granted in any given year under the 1986 Plan is three percent of Nortel Networks Corporation common shares issued and outstanding at the commencement of the year, subject to certain adjustments.
In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established that applies to both the 1986 Plan and the 2000 Plan. Under that program, a participant was granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of a common share of Nortel Networks Corporation on the date of grant and the replacement options have an exercise price equal to the market value of a common share of Nortel Networks Corporation on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of Nortel Networks Corporation at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes and brokerage costs associated with the exercise of the initial options. No Key Contributor Program options were granted for the three months ended March 31, 2006 and 2005, respectively, under either stock option plan.
During the three months ended March 31, 2006, approximately 385,438 Nortel Networks Corporation common shares were issued pursuant to the exercise of stock options granted under the 1986 Plan and 168,484 Nortel Networks Corporation common shares were issued pursuant to the exercise of stock options granted under the 2000 Plan. There were no stock options granted or exercised under the SIP.
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
The following is a summary of the total number of outstanding stock options and the maximum number of stock options available for grant:

		Weighted-
		average	Aggregate
	Outstanding	exercise	Intrinsic	Available
	options	price	value	for grant

	(Thousands)		(Thousands)	(Thousands)
Balance at December 31, 2005	302,918	$9.43	$44,600	169,638
Granted options under all stock option plans	—	$—	$—	—
Options exercised	(572)	$2.32	$469	—
Options forfeited	(1,832)	$4.12	$—	1,832
Options expired	(8,403)	$16.20	$—	7,937

Balance at March 31, 2006	292,111	$9.28	$42,757	179,407

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The aggregate intrinsic value for the exercises under all share-based payment arrangements was nil for the three months ended March 31, 2005.
The following table summarizes information about stock options outstanding and exercisable as of March 31, 2006:

	Options outstanding
						Options exercisable
			Weighted-
			average	Weighted-				Weighted-
			remaining	average	Aggregate			average	Aggregate
	Number		contractual	exercise	Intrinsic	Number		exercise	Intrinsic
Range of exercise prices	outstanding		life	price	value	exercisable		price	value

	(Thousands)		(In years)		(Thousands)	(Thousands)			(Thousands)
$0.0084 - $2.3900	46,089		6.6	$2.33	$33,374	34,907		$2.32	$25,516
$2.3901 - $3.5852	78,047		8.5	$2.97	$9,383	14,618		$3.08	$230
$3.5853 - $5.3779	6,933		4.9	$5.04	$—	6,924		$5.05	$—
$5.3780 - $8.0670	73,424	(a)	5.5	$6.95	$—	62,218		$6.83	$—
$8.0671 - $12.1006	40,441	(a)	4.4	$9.34	$—	34,415		$9.45	$—
$12.1007 - $18.1510	12,037		1.9	$14.64	$—	11,437		$14.62	$—
$18.1511 - $27.2267	16,080		3.3	$22.69	$—	15,797		$22.74	$—
$27.2268 - $40.8402	9,100		3.4	$32.75	$—	9,090		$32.75	$—
$40.8403 - $61.2605	6,413		3.2	$53.92	$—	6,411		$53.92	$—
$61.2606 - $102.2916	3,547		3.6	$74.04	$—	3,534		$74.01	$—

	292,111		5.9	$9.28	$42,757	199,351	(b)	$11.75	$25,746

(a)	Included approximately 31,809 stock options granted under the Exchange Program.

(b)	Total number of exercisable options for the periods ended March 31, 2006 and December 31, 2005 were 199,351 and 185,470, respectively. As of March 10, 2006, the exercise of otherwise exercisable stock options was suspended, until such time, at the earliest, that Nortel and NNL are in compliance with U.S. and Canadian regulatory securities filing requirements.
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on Nortel’s closing stock price of $3.05 as of March 31, 2006, which would have been received by the stock option holders had all stock option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 35,613,084.

Nonvested shares
Nortel’s nonvested share awards consist of options granted under all of Nortel’s stock option plans and RSU awards granted under the SIP. The fair value of each nonvested share award is calculated using the stock price at the date of grant. A summary of the status of non-vested share awards as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below.

	Options		RSU awards

		Weighted-		Weighted-
		average		average
		grant date		grant date
	Shares	fair value	Shares	fair value(a)

	(Thousands)		(Thousands)
Nonvested shares at December 31, 2005	117,448	$4.09	6,972	$3.15
Granted	—	$—	—	$—
Vested	(22,856)	$4.62	—	$—
Forfeited	(1,832)	$4.12	—	$—

Nonvested shares at March 31, 2006	92,760	$3.96	6,972	$3.15

(a)	RSU awards do not have an exercise price therefore grant date weighted average fair value has been calculated.
As of March 31, 2006, there was $140 of total unrecognized compensation cost related to Nortel’s non-vested stock options that is expected to be recognized over a weighted average period of 2.7 years.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Restricted stock unit plan and Performance stock units
RSUs and PSUs can be issued under the SIP. RSUs generally become vested based on employment and PSUs generally become vested subject to the attainment of performance criteria. Each RSU or PSU granted under the SIP generally represents one common share of Nortel Networks Corporation. Vested units will generally be settled upon vesting by delivery of a common share of Nortel Networks Corporation for each vested unit or payment of a cash amount equal to the market value of a common share of Nortel Networks Corporation at the time of settlement, as determined in the discretion of the Compensation and Human Resources Committee (formerly the joint leadership resources committee) (“CHRC”).
The number of RSUs (in millions) granted as of periods ended March 31, 2006 and March 31, 2005, were nil and nil, respectively. All of the RSUs awarded to executive officers in 2005 and going forward vest in equal installments on the first three anniversary dates of the date of the award. The RSUs awarded in 2005 under the SIP and going forward, will be settled in shares at the time of vesting or, in the discretion of the CHRC, cash. As at March 31, 2006, there are no PSUs outstanding.
A summary of the total number of outstanding RSU awards granted during the three months ended March 31, 2006 and the changes during the quarter ended March 31, 2006 is presented below:

Weighted
	Outstanding	Weighted-	average
	RSU	average	remaining	Aggregate
	awards	grant date	contractual	intrinsic
	granted	fair value(a)	life	value

	(Thousands)		(In years)	(Thousands)
Balance at December 31, 2005	6,972	$3.15	9.7	$—
Granted RSU awards	—	$—	—	$—
Awards exercised	—	$—	—	$—
Awards forfeited	—	$—	—	$—
Awards expired	—	$—	—	$—

Balance at March 31, 2006	6,972	$3.15	9.5	$—

(a)	RSU awards do not have an exercise price therefore grant date weighted average fair value has been calculated.
The aggregate intrinsic value for the RSU awards was nil for the three months ended March 31, 2006, since the weighted average grant date fair value of the RSUs was in excess of Nortel’s closing stock price of $3.05 as of March 31, 2006. As of March 31, 2006, there were no vested RSU awards.

Stock-based compensation
Effective January 1, 2006, Nortel adopted SFAS 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Nortel adopted SFAS 123R using the modified prospective transition method and accordingly the results of prior periods have not been restated. This method requires that the provisions of SFAS 123R are generally applied only to share-based awards granted, modified, repurchased, or cancelled on January 1, 2006 and thereafter. Nortel voluntarily adopted fair value accounting for share-based awards effective January 1, 2003 (under SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS 123). Using the prospective method, Nortel measured the cost of share-based awards granted or modified on or after January 1, 2003 using the fair value of the award and began recognizing that cost in the consolidated statements of operations over the vesting period. Nortel will recognize the remaining cost of these awards over the remaining service period following the provisions of SFAS 123R. For those grants prior to January 1, 2003, that are nonvested and outstanding as of January 1, 2006, Nortel will recognize the remaining cost of these awards over the remaining service period as required by the new standard.
Nortel did not accelerate the recognition of expense for those awards that applied to retirement eligible employees prior to the adoption of SFAS 123R, but rather expensed those awards over the vesting period. Therefore, an expense of approximately $1 was recognized during the three months ended March 31, 2006, that would have not been recognized had Nortel accelerated recognition of the expense prior to January 1, 2006, the adoption date of SFAS 123R.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. As share-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Prior to the adoption of SFAS 123R Nortel recognized forfeitures as they occurred. Nortel recorded a gain of $9 as a cumulative effect of an accounting change, as a result of the change in accounting for forfeitures under SFAS 123R. In Nortel’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, Nortel accounted for forfeitures as they occurred.
In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”). Nortel elected to adopt the alternative transition method to SFAS 123R in accounting for the tax effects of share-based payment awards to employees. The elective method comprises a computational component that establishes a beginning balance of the Additional Paid In Capital (“APIC”) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. As of March 31, 2006, the APIC balance was nil, and there were no other material impacts as a result of the adoption of FSP FAS 123R-3.

Pro forma disclosure
Had Nortel applied the fair value based method to all stock-based awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for the three months ended:

March 31,
2005

Net earnings (loss) — reported	$(104)
Stock-based compensation — reported	17
Stock-based compensation — pro forma(a)	(25)

Net earnings (loss) — pro forma	$(112)

Basic earnings (loss) per common share:
Reported	$(0.02)
Pro forma	$(0.03)
Diluted earnings (loss) per common share:
Reported	$(0.02)
Pro forma	$(0.03)

(a)	Stock-based compensation — pro forma expense was net of tax of nil.
Nortel estimates the fair value of stock options using the Black-Scholes-Merton option-pricing model, consistent with the provisions of SFAS 123R and SAB 107, and Nortel’s prior period pro forma disclosures of net earnings, including share-based compensation. The key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected term of the options, the volatility of Nortel’s stock, the risk-free rate, the annual forfeiture rate and Nortel’s dividend yield. The expected term of the options is estimated based on historical grants with similar vesting periods. The expected volatility of Nortel’s stock is estimated using the daily historical stock prices over a period equal to the expected term. Nortel believes that the Black-Scholes-Merton option-pricing model utilized to develop the underlying assumptions, is appropriate in calculating the fair values of Nortel’s stock options.
As of March 31, 2006, the annual forfeiture rates applied to the Nortel stock option plans and the RSU awards were 13% and 7%, respectively.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Stock-based compensation recorded during the three months ended was as follows:

	March 31,		March 31,
	2006		2005

Stock-based compensation:
Stock option expense	$14	(b)	$18
RSU expense(a)	2		—
DSU expense(a)	—		(1)

Total stock-based compensation reported — net of tax	$16		$17

(a)	Compensation related to employer portion of RSUs and Director Stock Units (“DSUs”) was net of tax of nil in each period.

(b)	Includes a reduction of stock option expense of approximately $9, recognized during the three months ended March 31, 2006, to align Nortel’s recognition of stock option forfeitures with the adoption of SFAS 123R.
The compensation cost that has been charged against income for Nortel’s share-based award plans was $14 for the three months ended March 31, 2006, and $18 for the three months ended March 31, 2005. The total income tax benefit recognized in the statements of operations for stock-based award compensation was nil for the three months ended March 31, 2006 and 2005.
As of March 31, 2006, there was $183 of total unrecognized compensation cost related to Nortel’s stock option plans that is expected to be recognized over a weighted average period of 2 years. As of March 31, 2006, there was $18 of total unrecognized compensation cost related to Nortel’s RSU awards granted which is expected to be recognized over a weighted average period of 3.2 years.
Cash received from exercise under all share-based payment arrangements was $1 for the three months ended March 31, 2006 and nil for the three months ended March 31, 2005. Tax benefits realized by Nortel related to these exercises were nil and nil, for the three months ended March 31, 2006 and 2005, respectively.
During the three months ended March 31, 2006 and the three months ended March 31, 2005, no stock options or RSUs were granted.

Suspension of Nortel Stock based compensation plans
As a result of Nortel’s March 10, 2006 announcement, that it and NNL would have to delay the filing of its 2005 Annual Reports, Nortel suspended, as of March 10, 2006, the grant of any new equity and exercise or settlement of previously outstanding awards under the SIP; the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the 2000 Plan and the 1986 Plan, or the exercise of outstanding options granted under employee stock option plans previously assumed by Nortel in connection with mergers and acquisitions; and the purchase of units in a Nortel Networks stock fund or purchase of Nortel Networks Corporation common shares under defined contribution and investment plans, until such time as, at the earliest, Nortel is in compliance with U.S. and Canadian regulatory securities filing requirements. Nortel intends to lift the suspension of these plans as soon as practicable.
17.     Related party transactions
In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel’s significant influence and with joint ventures of Nortel. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Transactions with related parties for the three months ended March 31 are summarized as follows:

	2006	2005

Revenues	$1	$—

Purchases:
Bookham	$3	$4
LG Electronics Inc.(a)	53	—
Sasken Communications Technology Ltd.(b)	8	—
Other	9	—

Total	$73	$4

(a)	LG Electronics Inc. (“LG”), is a minority interest holder of LG-Nortel. Nortel’s purchases relate primarily to certain inventory related items. As of March 31, 2006, accounts payable to LG were $37, compared to $18 as at December 31, 2005.

(b)	Nortel currently owns a minority interest in Sasken Communications Technology Ltd. (“Sasken”). Nortel’s purchases from Sasken relate primarily to software and other software development related purchases. As of March 31, 2006, accounts payable to Sasken were $3, compared to $2 as at December 31, 2005.
As at March 31, 2006 and December 31, 2005, accounts receivable from related parties were $8 and $8, respectively. As at March 31, 2006 and December 31, 2005, accounts payable to related parties were $45 and $26, respectively.
Nortel purchases certain inventory for its Enterprise Solutions and Packet Networks business from Bookham, Inc. (“Bookham”), a related party due to Nortel’s equity interest in Bookham. Bookham is a sole supplier of key optical components to Nortel’s optical networks solutions in its Enterprise Solutions and Packet Networks segment. As of March 31, 2006 and December 31, 2005, accounts payable to Bookham were nil and nil, respectively.
Nortel currently relies on Bookham as its sole supplier of key components to Nortel’s optical networks solutions in its Enterprise Solutions and Packet Networks segment. On December 2, 2004, Nortel and Bookham entered into a restructuring agreement which, among other changes, extended the maturity date of a senior secured note (the “Series B Note”) by one year from November 8, 2005 to November 8, 2006, and eliminated the conversion feature of a senior unsecured note (the “Series A Note”). Bookham also agreed to secure the Series A Note, provide additional collateral for the Series A Note and the Series B Note, and provide Nortel with other debt protection covenants. On January 13, 2006, Nortel received $20 in cash plus accrued interest from Bookham to retire its $20 aggregate principal amount Series A secured note receivable due November 2007. In addition, Nortel sold its $25.9 aggregate principal amount Series B secured note receivable due November 2006 for approximately $26 to a group of unrelated investors.
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
18.     Contingencies
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
On September 30, 2005, Nortel announced that a mediator had been jointly appointed by the two U.S. District Court Judges presiding over the Nortel I Class Action and the Nortel II Class Action to oversee settlement negotiations between Nortel and the lead plaintiffs in these two actions. The appointment of the mediator was pursuant to a request by Nortel and the lead plaintiffs for the Courts’ assistance to facilitate the possibility of achieving a global settlement regarding these actions. The settlement discussions before the mediator are confidential and non-binding on the parties without prejudice to their respective positions in the litigation. The mediator, United States District Court Judge the Honorable Robert W. Sweet, is not presiding over either of these actions. On February 8, 2006, Nortel announced that, as a result of this mediation process, Nortel and the lead plaintiffs in the Nortel I Class Action and the Nortel II Class Action reached an agreement in principle to settle these lawsuits (the “Proposed Class Action Settlement”).
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
The Proposed Class Action Settlement was also conditioned on Nortel and the lead plaintiffs reaching agreement on corporate governance related matters and the resolution of insurance related issues. On March 17, 2006, Nortel announced that it and the lead plaintiff had reached such an agreement with Nortel’s insurers agreeing to pay $228.5 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. On April 3, 2006, the insurance proceeds were placed into escrow by the insurers. Nortel believes that these indemnification obligations would be unlikely to materially increase its total cash payment obligations under the Proposed Class Action Settlement. The insurance payments would not reduce the amounts payable by Nortel as noted below. Nortel also agreed to certain corporate governance enhancements, including the codification of certain of its current governance practices in its Board of Directors written mandate and the inclusion in its annual proxy circular and proxy statement of a report on certain of its other governance practices.
Under the terms of the proposed global settlement contemplated by the Proposed Class Action Settlement, Nortel would make a payment of $575 in cash, issue 628,667,750 of Nortel Networks Corporation common shares (representing 14.5%

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
of Nortel’s equity as of February 7, 2006), and contribute one-half of any recovery in Nortel’s existing litigation against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. In addition, Nortel’s insurers agreed to pay $228.5 in cash towards the settlement. Nortel has recorded an asset of $228.5 to reflect the insurance proceeds with an offsetting increase in the shareholder litigation settlement provision included in other accrued liabilities. On April 3, 2006 the insurance proceeds were placed in escrow by the insurers. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Proposed Class Action Settlement would be adjusted accordingly. The total settlement amount would include all plaintiffs’ court-approved attorneys’ fees. As a result of the Proposed Class Action Settlement, Nortel has established a litigation provision and recorded a charge to its full-year 2005 financial results of $2,474 (net of insurance proceeds), and an additional $19 for the three months ended March 31, 2006 for a fair value mark-to-market adjustment of the Nortel Networks Corporation common shares. Of the total net shareholder lawsuit charges recorded as of March 31, 2006, $575 relates to the proposed cash portion of the Proposed Class Action Settlement, while $1,918 relates to the proposed equity component and will continue to be adjusted in future quarters based on the fair value of the Nortel Networks Corporation common shares issuable until the finalization of the settlement. Any change to the terms of the Proposed Class Action Settlement would likely result in an adjustment to the litigation provision.
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
A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the Nortel Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004. On June 17, 2005, the plaintiffs filed a Second Amended Consolidated Class Action Complaint that added additional current and former directors, officers and employees as defendants and alleged breach of fiduciary duty on behalf of the Plan and as a purported class action on behalf of participants and beneficiaries of the Plan who held shares of the Nortel Networks Stock Fund during the period from March 7, 2000 through June 17, 2005. On July 8, 2005, the defendants filed a Renewed Motion to Dismiss Plaintiffs’ Second Amended Class Action Complaint. On July 29, 2005, plaintiffs filed an opposition to the motion, and defendants filed a reply memorandum on August 12, 2005. On March 30, 2006, the defendants filed an additional motion to dismiss raising the jurisdictional challenge that all former plan participants, including one of the named plaintiffs, lack standing to assert a claim under ERISA. On April 17, 2006, the plaintiffs filed a motion to strike this motion to dismiss. On May 5, 2006, the defendants filed a reply brief in support of this motion to dismiss.
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 and the related fair value adjustment of $19, which Nortel has taken as a charge in its 2005 and three months ended March 31, 2006 financial results, respectively, as a result of the Proposed Class Action Settlement, Nortel has not made any provisions for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims and investigations. Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition or liquidity of Nortel. Except for matters encompassed by the Proposed Class Action Settlement, as to which Nortel and the lead plaintiffs are continuing discussions towards a definitive settlement agreement, Nortel intends to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgement it would be in the best interest of shareholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of March 31, 2006, the accruals on the consolidated balance sheet for environmental matters were $28. Based on information available as of March 31, 2006, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.
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
19.     Subsequent events

Stock Exchanges and Regulatory Actions
On April 10, 2006, the OSC issued a final order prohibiting all trading by Nortel’s directors, officers and certain current and former employees in its and NNL’s securities. This order will remain in effect until two full business days following the receipt by the OSC of all filings required to be made by Nortel and NNL pursuant to Ontario securities laws. Nortel and NNL plan to apply to the OSC to have this order revoked now that it and NNL have become current with their financial reporting obligations under Ontario securities laws. The OSC may, in its discretion, revoke the order where in its opinion doing so would not be prejudicial to the public interest.
As a result of the delay in filing the 2005 Annual Reports and the 2006 First Quarter Reports, Nortel was in breach of the continued listing requirements of the NYSE and TSX. With the filing and delivery of the 2006 First Quarter Reports to the NYSE and TSX, Nortel and NNL will be in compliance with the continued listing requirements of the NYSE and TSX.

Credit and Support Facilities
As a result of the delayed filing of Nortel’s and NNL’s 2005 Annual Reports with the SEC, certain events of default occurred under the 2006 Credit Facility and the EDC Support Facility. On May 9, 2006, Nortel entered into an amendment and waiver with the lenders under the 2006 Credit Facility and with EDC under the EDC Support Facility. The amendment and waiver agreements, among other things, waived the events of defaults that had occurred under the facilities due to the need to restate and make adjustments to Nortel’s and NNL’s financial results for prior periods as well as the delay that occurred in filing its 2005 Annual Reports and extending the required filing date under the 2006

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Credit Facility and the EDC Support Facility of Nortel’s and NNL’s 2006 First Quarter Reports. The amendment and waiver under the 2006 Credit Facility removed the minimum Adjusted EBITDA covenant and revised the minimum cash covenant to require that Nortel’s consolidated unrestricted cash and cash equivalents exceed $1,250 at all times and $1,500 on the last day of each fiscal quarter. The amendment and waiver under the 2006 Credit Facility also made certain adjustments to the restrictions on the incurrence of liens and the provisions determining the percentage of lenders required to amend or waive the terms of the 2006 Credit Facility.
On May 19, 2006, Nortel entered into a further amendment of the 2006 Credit Facility to modify the interest rate applicable to the Tranche A Term Loans and the Tranche B Term Loans. The amendment revised the definition of “Applicable Margin” contained in the 2006 Credit Facility to mean 200 basis points in the case of Tranche A Term Loans that are LIBOR loans (amended from 225 basis points), 100 basis points in the case of Tranche A Term Loans that are Base Rate loans (amended from 125 basis points), 325 basis points in the case of Tranche B Term Loans that are LIBOR loans (amended from 300 basis points), and 225 basis points in the case Tranche B Term Loans that are Base Rate loans (amended from 200 basis points). The Tranche A Loans as of February 14, 2006 had an interest rate of 6.875% while the Tranche B Loans as of February 14, 2006 had an interest rate of 7.625%. As of May 19, 2006, the Tranche A loans bear interest at 7.125% and the Tranche B loans bear interest at 8.375%.

Completion of Flextronics Calgary plant transfer
On May 8, 2006, Nortel completed the transfer of its Calgary manufacturing operations and related assets including product integration, testing, repair and logistics operations to its manufacturing service provider, Flextronics. For additional information, see note 9.

Proposed Class Action Settlement
The provision for the proposed equity component of the Proposed Class Action Settlement will continue to be adjusted for in future quarters based on the fair value of the Nortel Networks Corporation common shares issuable, until the finalization of the settlement. On June 1, 2006, Nortel deposited $575 plus interest of $5 into escrow pursuant to the Proposed Class Action Settlement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — TABLE OF CONTENTS

Business Overview	46
Our Business	46
Our Segments	46
How We Measure Performance	47
Our Strategy	47
Developments in 2006	48
Consolidated Results Summary	48
Significant Business Developments	49
Proposed Class Action Settlement	49
Credit and Support Facilities	50
Acquisitions	50
Joint Ventures	50
Evolution of Our Supply Chain Strategy	50
Restatements; Material Weaknesses; Related Matters	51
First and Second Restatements, Independent Review and Revenue Independent Review	51
Material Weaknesses in Internal Control over Financial Reporting	51
Third Restatement	51
Third Restatement Impacts	53
Other Regulatory Actions and Pending Litigation	54
Results of Operations — Continuing Operations	55
Consolidated Information	55
Revenues	55
Geographic Revenues	56
Gross Profit and Gross Margin	57
Operating Expenses	57
Selling, General and Administrative Expense	57
Research and Development Expense	58
Special Charges	58
(Gain) Loss on Sale of Businesses and Assets	60
Shareholder Litigation Settlement Expense	60
Other Income — Net	60
Interest Expense	60
Income Tax Benefit (Expense)	61
Segment Information	61
Mobility and Converged Core Networks	63
Enterprise Solutions and Packet Networks	64
Other	64
Liquidity and Capital Resources	65
Cash Flow	65
Operating activities	65
Investing activities	67
Financing activities	67
Credit facilities	68
Future Uses and Sources of Liquidity	68
Future Uses of Liquidity	69
Contractual cash obligations	69

Customer financing	69
Future Sources of Liquidity	69
Available support facility	70
Shelf registration statement and base shelf prospectus	71
Credit Ratings	71
Off-Balance Sheet Arrangements	71
Bid, Performance Related and Other Bonds	71
Receivables Securitization and Certain Variable Interest Transactions	72
Application of Critical Accounting Policies and Estimates	73
Provisions for Doubtful Accounts	73
Provisions for Inventory	74
Provisions for Product Warranties	75
Tax Asset Valuation	75
Goodwill Valuation	76
Special Charges	76
Accounting Changes and Recent Accounting Pronouncements	76
Accounting Changes	76
Recent Accounting Pronouncements	77
Outstanding Share Data	77
Market Risk	77
Equity Price Risk	78
Environmental Matters	78
Legal Proceedings	78
Cautionary Notice Regarding Forward Looking Information	79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation, or MD&A, in combination with the accompanying unaudited condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. In particular, the risk factors described in the “Risk Factors” section of this report and in our Annual Report on Form 10-K/ A for the year ended December 31, 2005, or the 2005 Annual Report, could cause actual results or events to differ materially from those contemplated in forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward Looking Information” below. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Where we say “we”, “us”, “our”, “NNC”, or “Nortel”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable, and where we refer to the “industry”, we mean the telecommunications industry. All dollar amounts in this MD&A are in millions of United States, or U.S., dollars unless otherwise stated. Certain 2005 amounts are presented on a restated basis as described under “Restatements; Material Weaknesses; Related Matters — Third Restatement”, and reclassified to conform to our new segments unless otherwise stated. Restated amounts presented herein are consistent with those disclosed in our 2005 Annual Report.
The common shares of Nortel Networks Corporation are publicly traded on the New York Stock Exchange, or NYSE, and Toronto Stock Exchange, or TSX, under the symbol “NT”. Nortel Networks Limited, or NNL, is our principal direct operating subsidiary and its results are consolidated into our results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in minority interests in subsidiary companies in the unaudited condensed consolidated balance sheets and dividends and the related taxes are reported in minority interests — net of tax in the unaudited condensed consolidated statements of operations.
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
Our Segments
During 2005, our operations were organized into four reportable segments: Carrier Packet Networks, Code Division Multiple Access, or CDMA, Networks, Global System for Mobile communications, or GSM, and Universal Mobile Telecommunications Systems, or UMTS, Networks and Enterprise Networks. On September 30, 2005, we announced a new organizational structure, effective January 1, 2006, that we expect will strengthen our enterprise focus, drive product efficiencies, and enhance our delivery of global services. The new alignment includes two product groups: (i) Enterprise Solutions and Packet Networks, which combines optical networking solutions (included in our Carrier Packet Networks segment in 2005), data networking and security solutions and portions of circuit and packet voice solutions (included in both our Carrier Packet Networks segment and Enterprise Networks segment in 2005) into a unified product group; and (ii) Mobility and Converged Core Networks, which combines our CDMA solutions and GSM and UMTS solutions (each a separate segment in 2005) and other circuit and packet voice solutions (included in our Carrier Packet Networks segment in 2005).
These organizational changes resulted in a change to our reportable segments. Commencing in the first quarter of 2006, Mobility and Converged Core Networks and Enterprise Solutions and Packets Networks form our reportable segments and are described below:

•	Mobility and Converged Core Networks provides mobility networking solutions using (i) CDMA solutions and GSM and UMTS solutions and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end-users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end-user to be connected and identified when not in a fixed location. In addition, our carrier circuit and packet voice solutions provide a complete range of voice solutions to our service provider customers, including local, toll, long-distance and international gateway capabilities using either circuit or packet-based switching technologies. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers.
•	Enterprise Solutions and Packet Networks provides (i) enterprise circuit and packet voice solutions, (ii) data networking and security solutions and (iii) optical networking solutions. Our solutions for enterprises are used to build new networks and transform existing communications network into a more cost effective, packet-based network supporting data, voice and multimedia communications. Our optical networking and carrier data networking and security solutions provide voice, data and multimedia communication solutions to our service provider customers that operate wireline networks.
How We Measure Performance
Our president and chief executive officer, or CEO, has been identified as our chief operating decision maker in assessing the performance and allocating resources to our operating segments. The primary financial measure used by the CEO is management earnings (loss) before income taxes, or Management EBT. This measure includes the cost of revenues, selling, general and administrative, or SG&A, expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.
Our Strategy
We continue to drive our business forward with a renewed focus on execution and operational excellence through (i) the transformation of our businesses and processes, (ii) integrity renewal and (iii) growth imperatives.
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
Our long-term growth imperatives are motivated by a desire to generate profitable growth and focus on areas where we can attain a leadership position and a minimum market share of twenty percent in key technologies. Some areas in which we plan to increase our investment include products compliant with the Worldwide Interoperability for Microwave Access, or WiMAX, standard, the IP Multimedia Subsystem, or IMS, architecture, and IPTV. On May 16, 2006, we announced a new business initiative to drive market share in the growing video bandwidth market, or Metro Ethernet Networks. Metro Ethernet Networks will combine our optical solutions and the carrier portion of our data networking and security solutions currently included in our Enterprise Solutions and Packet Networks segment, which are designed to deliver innovative Ethernet portfolios with high quality, reliability, and security. We are currently assessing the impact of this new business initiative on our reportable segments.
Recent key strategic and business initiatives include the continued progress of our finance transformation project, which will implement, among other things, a new information technology platform to provide an integrated global financial system; establishing a greater presence in Asia Pacific through our recently established joint venture with LG Electronics, Inc., or LG; strengthening our end-to-end convergence solutions and focus on the enterprise market, including the acquisition of Tasman Networks Inc., or Tasman Networks; and evolving our supply chain strategy.
We are also in the process of establishing an operating segment that focuses on providing professional services in five key areas: integration services, security services, managed services, optimization services and maintenance services, which are currently a component of all of our networking solutions and reportable segments. We expect this operating segment to become a reportable segment in the second half of 2006.
Developments in 2006
Consolidated Results Summary
Summary of selected financial data:

	Three Months Ended		Three Months Ended
	March 31,	% of	March 31,	% of
	2006	Revenues	2005	Revenues

	(Millions of U.S. dollars)
Revenues	$2,382		$2,389
Gross profit	908	38.1	1,012	42.4
Operating expenses
Selling, general and administrative expense	595	25.0	578	24.2
Research and development expense	478	20.1	474	19.8
Special charges	5	0.2	14	0.6
Gain (loss) on sale of businesses and assets	35	1.5	(22)	(0.9)
Shareholder litigation settlement expense	19	0.8	—
Operating earnings (loss)	(159)	(6.7)	(78)	(3.3)
Other income — net	69	2.9	54	2.3
Interest expense	70	2.9	53	2.2
Income tax benefit (expense)	(23)	(1.0)	(16)	(0.7)
Net earnings (loss) from continuing operations	(176)	(7.4)	(106)	(4.4)
Net earnings (loss)	$(167)	(7.0)	$(104)	(4.4)

Our revenues remained essentially flat in the first quarter of 2006 compared to the first quarter of 2005. In the first quarter of 2006, Mobility and Converged Core Networks revenues were $1,426, a decrease of approximately 4 percent compared to the first quarter of 2005 and Enterprise Solutions and Packet Networks revenues were $871, a decrease of approximately 1 percent compared to the first quarter of 2005. For further information related to the changes in revenue by segment, see “Results of Operations — Continuing Operations — Segment Information”.
Our gross margin decreased by 4.3 percentage points and gross profit decreased by $104 in the first quarter of 2006 compared to first quarter of 2005 primarily due to gross margin decrease in both Mobility and Converged Core Networks and Enterprise Solutions and Packet Networks segments. Overall, we continue to see an unfavorable product mix and competitive pricing pressures, partially offset by improvements in our cost structure as a result of lower material pricing.
During the first quarter of 2006, SG&A expense as a percentage of revenues increased by 0.8 percentage points to 25% as a percentage of revenue compared to 24.2% in the first quarter of 2005. During the first quarter of 2006, SG&A expense included higher costs related to our acquisition of Nortel Government Solutions Incorporated, or NGS (formerly PEC Solutions, Inc.), and the formation and consolidation of the LG-Nortel joint venture in the fourth quarter of 2005, unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar against the U.S. dollar (partially offset by favorable foreign exchange impacts associated with the strengthening of the U.S. dollar against the Euro and the British pound) and increased costs as a result of our business transformation initiatives, internal control remedial measures and investment in our finance processes; partially offset by lower costs related to our restatement activities and cost savings associated with our restructuring plan announced in 2004, or the 2004 Restructuring Plan.

R&D expense as a percentage of revenues increased slightly to 20.1% in the first quarter of 2006 compared to 19.8% in the first quarter of 2005 primarily due to increased investments in targeted product areas, primarily in our Enterprise Solutions and Packet Networks segment, and unfavorable foreign exchange impacts; partially offset by savings associated with our 2004 Restructuring Plan.
Special charges as a percentage of revenue decreased by 0.4 percentage points to 0.2% in the first quarter of 2006 compared to 0.6% in the first quarter of 2005 primarily due to the completion of activities associated with the implementation of our 2004 Restructuring Plan that were substantially completed in the first half of 2005.
For further information related to the changes in operating expenses, see “Results of Operations — Continuing Operations — Operating Expenses”.
Shareholder litigation settlement expense of $19 was recorded during the first quarter of 2006 as a result of a fair value mark-to-market adjustment as of March 31, 2006 of the proposed equity component of an agreement in principle reached for the settlement of certain shareholder class action litigation. For additional information, see “Developments in 2006 — Significant Business Developments — Proposed Class Action Settlement”.
Significant Business Developments

Proposed Class Action Settlement
On February 8, 2006, we announced an agreement in principle to settle two significant class action lawsuits pending in the U.S. District Court for the Southern District of New York, or the Proposed Class Action Settlement. This settlement would be part of, and is conditioned on, our reaching a global settlement encompassing all pending shareholder class actions and proposed shareholder class actions commenced against us and certain other defendants following our announcement of revised financial guidance during 2001 and our revision of certain of our 2003 financial results and restatement of other prior periods. The Proposed Class Action Settlement is also conditioned upon the receipt of all required court, securities regulatory and stock exchange approvals. On March 17, 2006, we announced that we and the lead plaintiffs reached an agreement on the related insurance and corporate governance matters including our insurers agreeing to pay $228.5 in cash towards the settlement and us agreeing with our insurers to certain indemnification obligations. We believe that these indemnification obligations would be unlikely to materially increase our total cash payment obligations under the Proposed Class Action Settlement. On April 3, 2006, the insurance proceeds were placed into escrow by the insurers. The insurance payments would not reduce the amounts payable by us as noted below. We also agreed to certain corporate governance enhancements, including the codification of certain of our current governance practices (such as the annual election by our directors of a non-executive Board chair) in our Board of Directors written mandate and the inclusion in our annual proxy circular and proxy statement of a report on certain of our other governance practices (such as the process followed for the annual evaluation of the Board, committees of the Board and individual directors). The Proposed Class Action Settlement would contain no admission of wrongdoing by us or any of the other defendants.
Under the terms of the proposed global settlement contemplated by the Proposed Class Action Settlement, we would make a payment of $575 in cash, issue 628,667,750 of Nortel Networks Corporation common shares (representing 14.5% of our equity as of February 7, 2006), and contribute one-half of any recovery in our existing litigation against our former president and chief executive officer, former chief financial officer and former controller, who were terminated for cause in April 2004, seeking the return of payments made to them under our bonus plan in 2003. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Proposed Class Action Settlement would be adjusted accordingly. The proposed settlement amount would include all plaintiffs court-approved attorney’s fees. As a result of the Proposed Class Action Settlement, we established a litigation provision and recorded a charge to our full-year 2005 financial results of $2,474 (net of insurance proceeds), of which $575 related to the proposed cash portion of the Proposed Class Action Settlement, while $1,899 related to the proposed equity component. We adjusted the equity component in the first quarter of 2006 and will further adjust it in future quarters based on the fair value of the Nortel Networks Corporation common shares issuable until the finalization of the settlement. As of March 31, 2006, the fair value of the proposed equity component increased to $1,918, resulting in an additional shareholder litigation settlement expense of $19. The cash amount bears interest commencing March 23, 2006 at a prescribed rate and was deposited in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Proposed Class Action Settlement. Any change to the terms of the Proposed Class Action Settlement as a result of ongoing discussions with the lead plaintiffs would likely also result in an adjustment to the litigation provision.

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
For additional information, see the “Risk Factors” section of this report and “Contingencies” in note 18 of the accompanying unaudited condensed consolidated financial statements.

Credit and Support Facilities
On February 14, 2006, we entered into a new one-year credit facility in the aggregate principal amount of $1,300, or the 2006 Credit Facility. This new facility consists of (i) a senior secured one-year term loan facility in the amount of $850, or Tranche A Term Loans, and (ii) a senior unsecured one-year term loan facility in the amount of $450, or Tranche B Term Loans. The 2006 Credit Facility was drawn down in the full amount on February 14, 2006, and we used the net proceeds primarily to repay at maturity the outstanding $1,275 aggregate principal amount of NNL’s 6.125% Notes on February 15, 2006. These loans are now held by a syndicate of banks and institutional investors. We obtained an amendment and waiver of the 2006 Credit Facility and our $750 support facility, or the EDC Support Facility, with Export Development Canada, or EDC, as described below under “Third Restatement Impacts — Credit and Support Facilities”.
For more information on the 2006 Credit Facility and the EDC Support Facility, see “Liquidity and Capital Resources — Future Sources of Liquidity” and the “Risk Factors” section of this report.

Acquisitions
On February 24, 2006, we acquired 100% of the common and preferred shares of Tasman Networks, an established networking company that provides a portfolio of secure enterprise routers for approximately $99 in cash and related liabilities. The preliminary purchase price allocation of $99 included approximately $101 of goodwill and $2 in net liabilities assumed.

Joint Ventures
On November 9, 2005, we and Huawei Technologies Co., Ltd. entered into a non-binding Memorandum of Understanding to establish a joint venture for developing ultra broadband access solutions. We and Huawei have now decided not to proceed with a joint venture. The parties are continuing discussions to define the nature that any ongoing alliance or relationship may take. An alliance or relationship, if any, would still be subject to negotiation, execution of definitive agreements and customary regulatory approvals.

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
On May 8, 2006, we completed the transfer to Flextronics of our manufacturing operations and related assets in Calgary, Canada including product integration, testing, repair and logistics operations, representing the final transfer of our manufacturing operations to Flextronics.
The successful completion of the agreement with Flextronics resulted in the transfer of approximately 2,100 employees to Flextronics. We expect gross cash proceeds ranging between $575 and $625, of which approximately $450 has been received to date, partially offset by cash outflows incurred to date and expected to be incurred in 2006 attributable to direct transaction costs and other costs associated with the transaction.

For additional information related to the Flextronics divestiture, see “Liquidity and Capital Resources” and “Acquisitions, divestitures and closures” in note 9 of the accompanying unaudited condensed consolidated financial statements.
Restatements; Material Weaknesses; Related Matters
First and Second Restatements, Independent Review and Revenue Independent Review
We have effected successive restatements of prior period financial results. In December 2003, we restated our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement. Following an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, we restated our financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002, or the Second Restatement. Management identified certain accounting practices and errors related to revenue recognition that it determined required adjustment as part of the Second Restatement. The Audit Committee determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement, with a particular emphasis on the underlying conduct, or the Revenue Independent Review. For more information about the First and Second Restatement, see our Annual Report on Form 10-K for the year ended December 31, 2003, or the 2003 Annual Report.
In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures, the summary of which is included in the “Controls and Procedures” section of the 2003 Annual Report. Each of our and NNL’s Board of Directors adopted these recommendations in their entirety and directed our management to implement those principles, through a series of remedial measures, across Nortel, to prevent any repetition of past misconduct and re-establish a finance organization with values of transparency, integrity, and sound financial reporting as its cornerstone. See the “Controls and Procedures” section of this report. In addition, the Revenue Independent Review was completed in April, 2006. For more information about the Revenue Independent Review, see our 2005 Annual Report.
Material Weaknesses in Internal Control over Financial Reporting
Over the course of the Second Restatement process, we identified a number of reportable conditions, each constituting a material weakness (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), in our internal control over financial reporting as of December 31, 2003. Five of those material weaknesses continued to exist as of December 31, 2005, as follows:

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
Third Restatement
As part of the remedial measures and to compensate for the unremedied material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to enhance our controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods, under American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2 “Software Revenue Recognition”, and SEC Staff Accounting Bulletin, or SAB, 104 “Revenue Recognition”, or SAB 104.
In addition, based on our review of our revenue recognition policies and discussions with our independent registered chartered accountants as part of the 2005 audit, we determined that in our previous application of these policies, we misinterpreted certain of these policies principally related to complex contractual arrangements with customers where multiple deliverables were accounted for using the percentage-of-completion method of accounting under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, or SOP 81-1, as described in more detail below:

•	Certain complex arrangements with multiple deliverables were previously fully accounted for under the percentage of completion method of SOP 81-1, but elements outside of the scope of SOP 81-1 should have been examined for separation under the guidance in Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”; and
•	Certain complex arrangements accounted for under the percentage-of-completion method did not meet the criteria for this treatment in SOP 81-1 and should instead have been accounted for using completed contract accounting under SOP 81-1.
In correcting for both application errors, the timing of revenue recognition was frequently determined to be incorrect, with revenue having generally been recognized prematurely when it should have been deferred and recognized in later periods. Management’s determination that these errors required correction led to the Audit Committee’s decision on March 9, 2006 to effect a further restatement of our consolidated financial statements (the “Third Restatement”), which was effected with the filing of our and NNL’s 2005 Annual Reports with the SEC. Following the announcement of the Third Restatement on March 10, 2006, the Audit Committee directed the Internal Audit group to conduct a review of the facts and circumstances surrounding the Third Restatement principally to review the underlying conduct of the initial recording of the errors and any overlap of items restated in the Third Restatement and the Second Restatement. Internal Audit engaged third party forensic accountants to assist in the review. The review is now completed and Internal Audit has reported its findings to the Audit Committee. For more information, see the “Controls and Procedures” section of this report.

The following table presents a summary of the adjustments from the Third Restatement for the three months ended March 31, 2005:

Three Months Ended
March 31,
2005

Revenues — as previously reported	$2,536
Adjustments:
Application of SOP 81-1	82
Interaction between multiple revenue recognition accounting standards	(183)
Application of SAB 104 and SOP 97-2	(53)
Other revenue recognition adjustments	7

Revenues — as restated	$2,389

Net earnings (loss) — as previously reported	$(49)
Adjustments:
Application of SOP 81-1	9
Interaction between multiple revenue recognition accounting standards	(26)
Application of SAB 104 and SOP 97-2	(26)
Other revenue recognition adjustments	(3)
(Gain) loss on sale of businesses	(21)
Foreign exchange(a)	2
Other	10

Net earnings (loss) — as restated	$(104)

(a)	Includes the foreign exchange gains and losses resulting from the Third Restatement adjustments, and the correction of certain foreign exchange errors.
For further information, see note 3 of the accompanying unaudited condensed consolidated financial statements.
Third Restatement Impacts

Credit and Support Facilities
As a result of the delayed filing of our and NNL’s 2005 Annual Reports with the SEC, certain events of default occurred under the 2006 Credit Facility and the EDC Support Facility. On May 9, 2006, we entered into an amendment and waiver with the lenders under the 2006 Credit Facility and with EDC under the EDC Support Facility. The amendment and waiver agreements, among other things, waived the events of default that had occurred under the facilities due to the need to restate and make adjustments to our financial results for prior periods as well as the delay that occurred in filing our 2005 Annual Reports and extended the required filing date under the 2006 Credit Facility and the EDC Support Facility of our and NNL’s Quarterly Reports on Form 10-Q for the first quarter of 2006, or the 2006 First Quarter Reports. The amendment and waiver agreement under the 2006 Credit Facility also removed the minimum Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, covenant and revised the minimum cash covenant to require that our unrestricted cash and cash equivalents exceed $1,250 at all times and $1,500 on the last day of each fiscal quarter (increased from $1,000 at all times as previously required). The amendment and waiver under the 2006 Credit Facility also made certain adjustments to the restrictions on the incurrence of liens and the provisions determining the percentage of lenders required to amend or waive the terms of the 2006 Credit Facility.

Public Debt Securities
As a result of the delayed filing of our and NNL’s 2005 Annual Reports and the 2006 First Quarter Reports with the SEC, we and NNL were not in compliance with our obligations to deliver our respective SEC filings to the trustees under our and NNL’s public debt indentures. With the filing of the 2006 First Quarter Reports with the SEC and the delivery of the 2006 First Quarter Reports to the trustees under our and NNL’s public debt indentures, we and NNL will be in compliance with these delivery obligations.

Stock-based Compensation Plans
As a result of our March 10, 2006 announcement that we and NNL would have to delay the filing of our 2005 Annual Reports, we suspended, as of March 10, 2006, the grant of any new equity and exercise or settlement of previously outstanding awards under the Nortel 2005 Stock Incentive Plan, or SIP, the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the Nortel Networks Corporation 2000 Stock Option Plan, or the 2000 Plan, and the Nortel Networks Corporation 1986 Stock Option Plan as amended and restated, or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in a Nortel Networks stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investment plans, until such time as, at the earliest, we are in compliance with U.S. and Canadian regulatory securities filing requirements. We intend to lift the suspension of these plans as soon as practicable.

Annual Shareholders’ Meeting
On April 6, 2006, we announced the postponement of our Annual Shareholders’ Meeting for 2005 to June 29, 2006 due to the delay in filing our 2005 Annual Report.

Regulatory Actions and Securities Exchanges
On April 10, 2006, the Ontario Securities Commission, or OSC, issued a final order prohibiting all trading by our directors, officers and certain current and former employees in our and NNL’s securities. This order will remain in effect until at least two full business days following the receipt by the OSC of all filings required to be made by us and NNL pursuant to Ontario securities laws. We and NNL plan to apply to the OSC to have this order revoked now that we and NNL have become current with our financial reporting obligations for the first quarter of 2006 under Ontario securities laws. The OSC may, in its discretion, revoke the order where in its opinion doing so would not be prejudicial to the public interest.
As a result of our delay in filing the 2005 Annual Reports and the 2006 First Quarter Reports we and NNL were in breach of the continued listing requirements of the NYSE and TSX. With the filing and delivery of the 2006 First Quarter Reports, we and NNL will be in compliance with the continued listing requirements of the NYSE and TSX.
Other Regulatory Actions and Pending Litigation
We are under investigation by the SEC and the OSC Enforcement Staff. In addition, we received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, the Integrated Market Enforcement Team of the Royal Canadian Mounted Police, or RCMP, advised us that it would be commencing a criminal investigation into our financial accounting situation. Regulatory sanctions may potentially require us to agree to remedial undertakings that may involve the appointment of an independent adviser to review, assess and monitor our accounting practices, financial reporting and disclosure processes and internal control systems. We will continue to cooperate fully with all authorities in connection with these investigations and reviews.
In addition, numerous class action complaints and other actions have been filed against us and NNL, including class action complaints under the Employee Retirement Income Security Act, or ERISA, and an application in Canada for leave to commence a derivative action against certain of our current and former officers and directors.
Our pending civil litigation and regulatory and criminal investigations are significant and, if decided against us, including if we are not able to reach a global definitive settlement in the case of the civil litigation proposed to be encompassed by the Proposed Class Action Settlement, as described above under “Significant Business Developments — Proposed Class Action Settlement”, could materially adversely affect our business, results of operations, financial condition or liquidity by requiring us to pay substantial judgments, settlements, fines, sanctions or other penalties, or requiring us to issue equity or equity related securities which could potentially result in the significant dilution of existing shareholders’ equity positions.
For additional information, see “Liquidity and Capital Resources”, the “Legal Proceedings” and “Risk Factors” sections of this report and “Contingencies” in note 18 of the accompanying unaudited condensed consolidated financial statements. For more information on the Proposed Class Action Settlement, see also “Developments in 2006 — Significant Business Developments — Proposed Class Action Settlement”.

Results of Operations — Continuing Operations
Consolidated Information
          Revenues

Demand Trends for Our Network Solutions
The following table sets forth our external revenues by category of network solutions for each of our reportable segments:

	For the Three
	Months Ended
	March 31,

	2006	2005	$ Change	% Change

Mobility and Converged Core Networks
CDMA solutions	$514	$534	$(20)	(4)
GSM and UMTS solutions	633	713	(80)	(11)
Circuit and packet voice solutions	279	239	40	17

	1,426	1,486	(60)	(4)
Enterprise Solutions and Packet Networks
Circuit and packet voice solutions	339	322	17	5
Optical networking solutions	250	237	13	5
Data networking and security solutions(a)	282	319	(37)	(12)

	871	878	(7)	(1)
Other(b)	85	25	60	240

Total	$2,382	$2,389	$(7)	(0)

(a)	Includes $175 and $203 of revenue from our enterprise customers for the three months ended March 31, 2006 and 2005, respectively.

(b)	Other includes our revenues from NGS which we acquired in June 2005, and various other network solutions and miscellaneous business activities and corporate functions.
The following discusses significant demand trends in the first quarter of 2006 for our various network solutions, which impacted our consolidated revenues. We make reference to demand trends in developing and developed countries. Other than the United States and Canada, which we consider developed, each of our geographic regions encompass both developed and developing countries. Other factors also impacted our first quarter 2006 and 2005 revenues, and this discussion should be read together with the “Geographic Revenues” and “Segment Information” sections.

Mobility and Converged Core Networks

CDMA Solutions
In the first quarter of 2006, revenues from our CDMA solutions (which decreased 4% over the first quarter of 2005) were negatively impacted by network completions in certain regions and reduced customer spending on next-generation products. However, revenues from CDMA solutions were positively impacted by expansion to meet increased subscriber demand in both developed and developing countries. Demand for new CDMA technologies was generally greater in developed countries with an installed base of CDMA solutions.

GSM and UMTS Solutions
In the first quarter of 2006, revenues from our GSM and UMTS solutions (which decreased 11% over the first quarter of 2005) reflected a significant decrease in GSM solutions and a significant increase in UMTS solutions. Revenues from our GSM and UMTS solutions were negatively impacted by industry consolidation in the U.S. and a mature installed base of GSM solutions in certain regions. Revenues from our GSM solutions were positively impacted by greater infrastructure sales, particularly in developing countries, related to increasing subscriber demand. Revenues from our UMTS solutions were positively impacted by higher subscriber demand to support progressively more sophisticated communication services and continued transition to this next-generation technology, primarily in developed countries where demand for these services is highest.

Carrier Circuit and Packet Voice Solutions
In the first quarter of 2006, revenues from our circuit and packet voice solutions included in our Mobility and Converged Core Networks segment (which increased 17% over the first quarter of 2005) were impacted by a substantial increase in packet voice solutions while our circuit voice solutions remained relatively flat. Revenues from packet voice solutions were positively impacted by increased demand for next-generation packetized communications, including voice over IP, or VoIP. Demand for circuit and packet voice solutions varied across developed and developing countries.

Enterprise Solutions and Packet Networks

Enterprise Circuit and Packet Voice Solutions
In the first quarter of 2006, revenues from our circuit and packet voice solutions included in our Enterprise Solutions and Packet Networks segment (which increased 5% over the first quarter of 2005) were positively impacted by an increase in next-generation packet voice solutions offset by declines in traditional circuit voice solutions. Demand for circuit and packet voice solutions varied across developed and developing countries.

Optical Networking Solutions
In the first quarter of 2006, revenues from our optical networking solutions (which increased 5% over the first quarter of 2005) were positively impacted by increased demand for multimedia and other communications at broadband network speeds. Revenues from our metro networking solutions were positively impacted by the delivery of “triple play” services (data, voice and multimedia) by a range of service providers, particularly in developed countries where these services are readily available. Revenues from our long-haul solutions were positively impacted primarily in developed countries where the focus is on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks to meet fluctuation in subscriber demand.

Data Networking and Security Solutions
In the first quarter of 2006, revenues from our data networking and security solutions (which decreased by 12% over the first quarter of 2005) were negatively impacted by reduced demand for our legacy routing solutions and a mature router access market. Revenues were positively impacted by demand for IP based services and related next generation routing solutions.
This demand varied across developed and developing countries depending on the rate of network upgrade and expansion.

Geographic Revenues
The following table summarizes our geographic revenues based on the location of the customer:

	For the
	Three Months Ended
	March 31,

	2006	2005	$ Change	% Change

United States	$1,132	$1,219	$(87)	(7)
EMEA(a)	631	673	(42)	(6)
Canada	159	112	47	42
Asia Pacific	301	264	37	14
CALA(b)	159	121	38	31

Consolidated	$2,382	$2,389	$(7)	(0)

(a)	Europe, Middle East and Africa, or EMEA, region.

(b)	Caribbean and Latin America, or CALA, region.
From a geographic perspective, revenues in the first quarter of 2006 remained essentially flat when compared to the first quarter of 2005, primarily due to a:

•	7% decrease in revenues in the U.S. primarily due to substantially lower revenues from GSM and UMTS solutions as a result of industry consolidation of our service provider customers and lower revenues from our CDMA solutions due to reduced customer spending on next-generation products. These decreases were partially offset by an increase in revenues due to the impact of our acquisition of NGS in the second quarter of 2005 and a significant increase in packet voice solutions supplied to our service provider customers and optical networking solutions.
•	6% decrease in revenues in EMEA primarily due to a substantial decline in Data networking and security solutions primarily due to increased competition and lower GSM and UMTS solutions revenues with UMTS growth almost offsetting GSM decline. Revenues in EMEA were negatively impacted by the unfavorable impacts due to the strengthening of the U.S. dollar against the Euro. These decreases were partially offset by a substantial increase in optical networking solutions and a substantial increase in packet voice solutions included in our Mobility and Converged Core Networks segment.
•	42% increase in revenues in Canada primarily due to a substantial increase in optical networking revenues primarily due to the negative impact of shipping delays on our optical solutions revenues in the first quarter of 2005 not repeated in the first quarter of 2006 and a substantial increase in our CDMA revenues primarily due to network expansions, and circuit and packet voice solutions revenues.
•	14% increase in revenues in Asia Pacific primarily due to substantial increases in all network solutions with the exception of our optical networking solutions, which had a substantial decrease due to network completions in the first quarter of 2005. Revenues in Asia Pacific were positively impacted by our LG-Nortel joint venture across CDMA solutions and Circuit and packet voice solutions included in our Enterprise Solutions and Packet Networks segment.
•	31% increase in revenues in CALA primarily due to substantial increases in GSM solutions and optical networking solutions due to new customer contracts and existing customer network expansion and a substantial increase in circuit and packet voice solutions included in our Mobility and Converged Core Networks segment; partially offset by a substantial decrease in CDMA solutions.

Gross Profit and Gross Margin

	For The
	Three Months Ended
	March 31,

	2006	2005	Change		% Change

Gross profit	$908	$1,012	$(104)		(10)
Gross margin	38.1%	42.4%	(4.3pts	)

Gross profit decreased $104 (while gross margin decreased by approximately 4.3 percentage points) in the first quarter of 2006 compared to the first quarter of 2005 primarily due to:

•	a decrease of approximately $99 primarily as a result of (i) pricing pressures on certain of our products due to increased competition for service provider and enterprise customers; (ii) unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and (iii) increased costs associated with European Union Environmental Directive compliance, or EUED; and
•	a decrease of approximately $40 primarily due to recoveries in inventory provisions due to sale of inventory in the first quarter of 2005 not repeated in the first quarter of 2006; partially offset by
•	an increase of approximately $35 due to continued improvements in our cost structure primarily as a result of lower material pricing.
Operating Expenses

Selling, General and Administrative Expense

	For The Three
	Months Ended
	March 31,

	2006	2005	$ Change	% Change

SG&A expense	$595	$578	$17	3
As % of revenues	25.0%	24.2%	0.8pts

SG&A expense increased by $17 and increased by 0.8 percentage points as a percentage of revenues in the first quarter of 2006 compared to the first quarter of 2005 primarily due to:

•	costs of approximately $38 related to our acquisition of NGS and the LG-Nortel joint venture;
•	higher costs of approximately $34 related to our internal control remedial measures, investment in our finance processes and business transformation initiatives; and
•	unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar against the U.S. dollar (partially offset by favorable foreign exchange impacts associated with the strengthening of the U.S. dollar against the Euro and the British pound; partially offset by
•	lower costs related to our restatement related activities; and
•	cost savings associated with the 2004 Restructuring Plan and cost containment initiatives.
For a discussion of our SG&A expense by segment, see “Management EBT” under “Segment Information”.

Research and Development Expense

	For The Three
	Months Ended
	March 31,

	2006	2005	$ Change	% Change

R&D expense	$478	$474	$4	1
As % of revenues	20.1%	19.8%	0.3pts

R&D expense as a percentage of revenues were slightly higher in the first quarter of 2006, up from 19.8% to 20.1% compared to the first quarter of 2005, primarily due to:

•	increased investments in targeted product areas, primarily in the Enterprise Solutions and Packet Networks segment; and
•	unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar against the U.S. dollar; substantially offset by
•	cost savings associated with our 2004 Restructuring Plan.
Our continued strategic investments in R&D are aligned with targeting technology leadership in potential growth areas. We continue to maintain a technology focus and commitment to invest in new innovative solutions where we believe we would achieve the greatest future benefit from this investment.
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

Special Charges
In 2005 and the first quarter of 2006, our focus has been on managing each of our businesses based on financial performance, the market conditions and customer priorities. In the third quarter of 2004, we announced the 2004 Restructuring Plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across both segments, but primarily in Enterprise Solutions and Packet Networks. Substantially all of the employee actions related to the focused workforce reduction were completed by the end of 2005. This workforce reduction is in addition to the workforce reduction resulting from our agreement with Flextronics. For more information on our agreement with Flextronics, see “Developments in 2006 — Significant Business Developments — Evolution of Our Supply Chain Strategy”. We expect the real estate actions relating to the 2004 Restructuring Plan to be substantially complete by the end of 2006.

We estimate total charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $410 comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. We incurred aggregate charges of $342 in 2004 and 2005 and $6 in the first quarter of 2006, with the remainder of approximately $62 expected to be substantially incurred during the balance of 2006.
The associated total cash costs of the 2004 Restructuring Plan of approximately $360 are expected to be split approximately $230 for workforce reductions and $130 for real estate actions. Approximately 10% and 50% of these cash costs were incurred in 2004 and 2005, respectively, and approximately 5% were incurred in the first quarter of 2006 and 10% are expected to be incurred during the balance of 2006. The remaining 25% of the cash costs relate to the real estate actions and are expected to be incurred through 2022 for ongoing lease costs related to impacted real estate facilities.
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
During the three months ended March 31, 2006, we continued to implement these restructuring work plans. Special charges provisions recorded from January 1, 2006 to March 31, 2006 were as follows:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2004 Restructuring Plan
Provision balance as of December 31, 2005	$21	$61	$—	$82
Revisions to prior accruals	2	4	—	6
Cash drawdowns	(13)	(5)	—	(18)

Provision balance as of March 31, 2006	$10	$60	$—	$70

2001 Restructuring Plan
Provision balance as of December 31, 2005	$3	$213	$—	$216
Revisions to prior accruals	1	(2)	—	(1)
Cash drawdowns	(1)	(16)	—	(17)

Provision balance as of March 31, 2006	$3	$195	$—	$198

Total provision balance as of March 31, 2006 (a)	$13	$255	$—	$268

(a)	As of March 31, 2006 and December 31, 2005, the short-term provision balance was $84 and $95, respectively, and the long-term provision balance was $184 and $203, respectively.
Under the 2004 Restructuring Plan, we recorded revisions to prior accruals of $6 and special charges of $25 (which included revisions to prior accruals of $(2)) for the three months ended March 31, 2006 and 2005, respectively. Under the 2001 Restructuring Plan, we recorded revisions to prior accruals of $(1) and $(11) for the three months ended March 31, 2006 and 2005, respectively.
The following table outlines total special charges incurred by segment for each of the three months ended March 31:

	2004		2001
	Restructuring		Restructuring		Total Special
	Plan		Plan		Charges

	2006	2005	2006	2005	2006	2005

Special charges by segment:
Mobility and Converged Core Networks	$3	$13	$—	$(1)	$3	$12
Enterprise Solutions and Packet Networks	3	12	(1)	(10)	2	2

Total special charges	$6	$25	$(1)	$(11)	$5	$14

For additional information related to our restructuring activities, see “Special charges” in note 6 of the accompanying unaudited condensed consolidated financial statements.
(Gain) Loss on Sale of Businesses and Assets
In the first quarter of 2006, gain on sale of businesses and assets of $35 was primarily due to a gain of $19 on the sale of certain assets and a gain of $18 on the sale of our Brampton facility.
In the first quarter of 2005, loss on sale of businesses and assets of $22 was primarily due to a loss of $21 on sale of businesses and assets related to the ongoing divestiture of our remaining manufacturing operations to Flextronics.
For additional information relating to these asset sales, see “Acquisitions, divestitures and closures” in note 9 of the accompanying unaudited condensed consolidated financial statements.
Shareholder Litigation Settlement Expense
Shareholder litigation settlement expense of $19 was recorded during the three months ended March 31, 2006 as a result of a fair value mark-to-market adjustment at quarter end of the proposed equity component of the Proposed Class Action Settlement. For additional information, see “Developments in 2006 — Significant Business Developments — Proposed Class Action Settlement”.
Other Income — Net
The components of other income — net were as follows:

	For The Three
	Months Ended
	March 31,

	2006	2005

Interest income(a)	$16	$14
Gain (loss) on sale or write down of investments	(1)	(5)
Currency exchange gains(b)	10	28
Other — net	44	17

Other income — net	$69	$54

(a)	Interest income on our short-term investments.

(b)	Currency exchange gains were primarily related to day-to-day transactional activities.
In the first quarter of 2006, other income — net was $69, which (other than interest income and currency exchange gains detailed above) primarily included:

•	dividend income of $13 on our short-term investments;
•	a gain of $26 related to the sale of a note receivable from Bookham, Inc.; and
•	income of $4 related to the sub-lease of facilities.
In the first quarter of 2005, other income — net was $54, which (other than interest income and currency exchange gains detailed above) primarily included:

•	a gain of $10 resulting from a restructured customer financing arrangement;
•	dividend income of $9 on our short-term investments; and
•	income of $5 related to the sub-lease of facilities; partially offset by
•	losses of $5 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting.
Interest Expense
Interest expense increased $17 in the first quarter of 2006 compared to the first quarter of 2005 primarily due to securitization charges relating to the Bharat Sanchar Nigam Limited, or BSNL, receivables and higher borrowing costs. For further details, see “Developments in 2006 — Significant Business Developments — Credit and Support Facilities”.

Income Tax Benefit (Expense)
During the three months ended March 31, 2006, we recorded a tax expense of $23 on a pre-tax loss of $160 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. The tax expense of $23 was primarily related to the drawdown of our deferred tax assets and current tax provisions in certain taxable jurisdictions, and various corporate minimum and other taxes. In addition, we recorded additional valuation allowances against the tax benefit of losses realized in some jurisdictions.
In the first quarter of 2005, we recorded a tax expense of $16 on a pre-tax loss of $77 from continuing operations before minority interests and equity in net earnings (loss) of associated companies. We recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax benefit was primarily a result of R&D related incentives, favorable audit settlements, and a release of valuation allowances in certain jurisdictions, partially offset by tax expense recorded against the earnings of certain taxable entities and corporate minimum and other taxes.
Segment Information
Management EBT is a measure that includes the cost of revenues, SG&A expense, R&D expense, interest expense, other income (expense) — net, minority interests - net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt has not been allocated to a reportable segment and is included in “Other”. “Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed separately as reportable segments. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to our corporate compliance and other non-operational activities and are included in “Other”. See “Segment information — General description” in note 5 of the accompanying unaudited condensed consolidated financial statements.

The following tables set forth revenues and Management EBT of our reportable segments, “Other” and reconciliation to Net earnings (loss) from continuing operations:

	For The
	Three Months Ended
	March 31,

	2006	2005	$ Change	% Change

Revenues
Mobility and Converged Core Networks	$1,426	$1,486	$(60)	(4)
Enterprise Solutions and Packet Networks	871	878	(7)	(1)

Total reportable segments	2,297	2,364	(67)	(3)
Other(a)	85	25	60	240

Total revenues	$2,382	$2,389	$(7)	(0)

Management EBT
Mobility and Converged Core Networks	$118	$190	$(72)	(38)
Enterprise Solutions and Packet Networks	(49)	(33)	(16)	(48)

Total reportable segments	69	157	(88)	(56)
Other(a)	(228)	(209)	(19)	(9)

Total management EBT	$(159)	$(52)	$(107)	(206)

Amortization of intangibles	$(5)	$(2)	$(3)	(150)
Special charges	(5)	(14)	9	64
Gain (loss) on sale of businesses and assets	35	(22)	57	259
Shareholder litigation settlement expense	(19)	—	(19)	—
Income tax benefit (expense)	(23)	(16)	(7)	(44)

Net earnings (loss) from continuing operations	$(176)	$(106)	$(70)	(66)

(a)	“Other” represents results from NGS and miscellaneous business activities and corporate functions.
The following table sets forth the positive (negative) contribution to segment Management EBT by each of its components relative to the comparable prior year period:

	For The Three Months Ended March 31, 2006
	Compared to Three Months Ended March 31, 2005

	Gross Profit	SG&A	R&D	Other items(a)	Total $ change

Mobility and Converged Core Networks	$(93)	$—	$3	$18	$(72)
Enterprise Solutions and Packet Networks	(24)	8	(7)	7	(16)

Total reportable segments	(117)	8	(4)	25	(88)
Other	13	(25)	—	(7)	(19)

Total change	$(104)	$(17)	$(4)	$18	$(107)

(a)	“Other items” is comprised of interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. Interest attributable to long-term debt has not been allocated to a reportable segment and is included in “Other”.
The following discussion should be read together with “Consolidated Information — Revenues”, which discusses certain demand trends for our networking solutions and geographical factors that impacted our revenues.

Mobility and Converged Core Networks

Revenues
The following chart summarizes recent quarterly revenues for Mobility and Converged Core Networks:

Q1 2006 vs. Q1 2005
Mobility and Converged Core Networks revenues decreased 4% primarily due to significantly lower GSM and UMTS solutions and slight decline in CDMA solutions; partially offset by a substantial increase in packet voice solutions. Overall revenues were impacted by pricing pressures driven by increased competition for service provider customers and industry consolidation.
Revenues from packet voice solutions in this segment increased substantially in EMEA, Canada and CALA and increased significantly in the U.S. Circuit voice solutions declined substantially in EMEA and Asia Pacific and significantly in Canada and increased significantly in the U.S. Revenues from CDMA solutions were lower in the U.S. and EMEA, and decreased substantially in CALA, partially offset by a substantial increase in Asia Pacific and Canada. Revenues from GSM and UMTS solutions declined substantially in the U.S. and were lower in EMEA; partially offset by a substantial increase in Asia Pacific.

Management EBT
Management EBT for the Mobility and Converged Core Networks segment decreased by $72 in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of the items discussed below.
Mobility and Converged Core Networks gross margin decreased by approximately 5 percentage points (while gross profit decreased by $93) primarily due to:

•	unfavorable product mix associated with increased sales of our next generation packet voice and UMTS solutions which typically have lower gross margins in the early stages of product evolution than our traditional circuit voice and GSM solutions; and
•	continued pricing pressures and customer mix primarily in the U.S. and Asia Pacific due to increased competition; partially offset by
•	continued improvements in our cost structure primarily as a result of lower material pricing.
Mobility and Converged Core Networks SG&A expense remained essentially flat primarily due to:

•	increased sales and marketing expenses as a result of the LG-Nortel joint venture; offset by
•	the continued impact of on going spending actions and cost savings due to our workforce reduction under the 2004 Restructuring Plan.
Mobility and Converged Core Networks R&D expense decreased $3 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; partially offset by
•	investment in targeted next-generation wireless programs to increase the feature content in our portfolio solutions; and
•	increased expenses as a result of the LG-Nortel joint venture.
Mobility and Converged Core Networks other items expense decreased by $18 primarily due to minority interest as a result of the LG-Nortel joint venture.

Enterprise Solutions and Packet Networks

Revenues
The following chart summarizes recent quarterly revenues for Enterprise Solutions and Packet Networks:

Q1 2006 vs.Q1 2005
Enterprise Solutions and Packet Networks revenues decreased by approximately 1% primarily due to a significant decrease in data networking and security solutions revenues; partially offset by LG-Nortel joint venture and a slight increase in our optical networking solutions and circuit and packet voice solutions.
Revenues from circuit and packet voice solutions increased significantly in Asia Pacific and Canada, partially offset by lower revenues in the U.S., CALA and EMEA. Revenues from data networking and security solutions decreased substantially in EMEA and Canada and were lower in the U.S., partially offset by substantially higher revenues in Asia Pacific and slightly higher revenues in CALA. Revenues from our optical networking solutions increased substantially in Canada, EMEA and CALA and significantly in the U.S., partially offset by a substantial decline in Asia Pacific.

Management EBT
Management EBT for the Enterprise Solutions and Packet Networks segment decreased by $16 in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of the items discussed below.
Enterprise Solutions and Packet Networks gross margin decreased by approximately 2 percentage points (while gross profit decreased by $24) primarily due to:

•	recovery in inventory provisions in the first quarter of 2005 not repeated in the first quarter 2006 primarily due to sale of optical inventory that was previously fully provided for;
•	pricing pressures on our data products due to increased competition for enterprise customers; and
•	increased costs due to the effect of EUED compliance activities; partially offset by
•	continued improvements in our cost structure including lower material pricing.
Enterprise Solutions and Packet Networks SG&A expense decreased by $8 primarily due to:

•	favorable foreign exchange rate impacts associated with the weakening of the Euro and British pound partially offset by strengthening of the Canadian dollar against the U.S. dollar; and
•	continued improvements in our cost structure and cost savings due to our workforce reduction under the 2004 Restructuring Plan; partially offset by
•	increase in sales and marketing expenses primarily related to the LG-Nortel joint venture.
Enterprise Solutions and Packet Networks R&D expense increased by $7 primarily due to:

•	increased spending on R&D programs related to IP technologies and the LG-Nortel joint venture; partially offset by
•	more effectively prioritizing investment in data products.
Enterprise Solutions and Packet Networks other items expense decreased by $7 primarily due to minority interest as a result of the LG-Nortel joint venture.

Other

Management EBT
Other Management EBT decreased by $19 in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of the items discussed below.

Other segment SG&A expense increased by $25 primarily due to:

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar partially offset by favorable foreign exchange rate impacts associated with the strengthening of the U.S. dollar against Euro and British pound;
•	increase in sales and marketing expenses primarily related to Nortel’s acquisition of NGS; and
•	increased costs associated with our business transformation initiatives, internal control remedial measures and investment in our finance process; partially offset by
•	lower costs related to our restatement related activities; and
•	cost savings associated with our 2004 Restructuring Plan and cost containment initiatives.
Other segment R&D expense remained essentially flat primarily due to savings associated with the 2004 Restructuring Plan, offset by unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar and increases in employee related expenses.
Other segment other items expense increased by $7 primarily due to:

•	an increase in interest expense primarily due to securitization charges relating to BSNL receivables and higher borrowing costs; and
•	lower net foreign exchange transactional and translation gains; partially offset by
•	a gain related to the sale of our note receivable from Bookham; and
•	gains related to changes in fair value of derivative financial instruments that do not meet the criteria for hedge accounting.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents excluding restricted cash decreased $256 during the three months ended March 31, 2006 to $2,695 as of March 31, 2006, primarily due to cash payments of $98, net of cash acquired, relating to our acquisitions of Tasman Networks, expenditures for plant and equipment of $99, and an outflow from operations of $174 which included cash payments for restructuring of $35 and payments of approximately $91 for pension funding, partially offset by cash proceeds of $87 relating to the sale of our Brampton facility and $30 relating to the sale of certain investments.
On June 1, 2006, we deposited $575 plus accrued interest of $5 into escrow pursuant to the Proposed Class Action Settlement.
The following table summarizes our cash flows by activity and cash on hand as of March 31:

	For The
	Three Months Ended
	March 31,

	2006	2005

Net cash from (used in) operating activities of continuing operations	$(174)	$(263)
Net cash from (used in) investing activities of continuing operations	(100)	28
Net cash from (used in) financing activities of continuing operations	4	(21)
Effect of foreign exchange rate changes on cash and cash equivalents	14	(35)

Net cash from (used in) continuing operations	(256)	(291)
Net cash from (used in) operating activities of discontinued operations	—	36
Net increase (decrease) in cash and cash equivalents	(256)	(255)
Cash and cash equivalents at beginning of period	2,951	3,685

Cash and cash equivalents at end of period	$2,695	$3,430

Operating activities
In recent years, our operating results have produced negative cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue, the continued negative impact on gross margin due to competitive pressures, product mix and other factors discussed throughout our MD&A. In addition, we have made significant payments related to our restructuring programs and pension plans.

In the first quarter of 2006, our cash flows used in operating activities were $174 due to net loss from continuing operations of $176, less adjustments of $262 related to the net change in our operating assets and liabilities plus net adjustments of $264 for non-cash and other items.
In the first quarter of 2006, the primary adjustments to our net earnings from continuing operations for non-cash and other items were shareholder litigation settlement expense of $19 and amortization and depreciation of $60, substantially all of which was depreciation, stock option expense of $25, foreign exchange impacts on long-term assets and liabilities and other items of $105, other liabilities of $73 and deferred income taxes of $16, partially offset by gain on sale of businesses and assets of $34.
In the first quarter of 2005, our cash flows used in operating activities were $263 due to a net loss from continuing operations of $106, less $262 related to the change in our operating assets and liabilities, plus adjustments of $105 for non-cash and other items.
In the first quarter of 2005, the primary adjustments to our net loss from continuing operations for non-cash and other items were amortization and depreciation of $81, substantially all of which was depreciation, and stock option expense of $18. In addition, other adjustments included deferred income taxes, gain on sale of businesses and assets and other items, partially offset by foreign exchange impacts on long-term assets and liabilities, accounted for the remaining $6.

Changes in Operating Assets and Liabilities
In the first quarter of 2006, the use of cash of $262 relating to the net change in our operating assets and liabilities was primarily due to restructuring outflows, other changes in operating assets and liabilities, pension funding and $2 increase in cash flows associated with our working capital performance as discussed further below under “Working capital metrics”. We had cash outflows for restructuring activities of $35 related to our 2004 and 2001 Restructuring Plan and approximately $91 for pension funding.
Other changes in operating assets and liabilities included the following:

•	income tax payments of $27 in the first quarter of 2006 compared to $14 in the first quarter of 2005 primarily due to an increase in taxable income in certain taxable jurisdictions; and
•	a decrease of $111 from other changes in operating assets and liabilities primarily due to deferred costs and other assets, partially offset by an increase in deferred revenue.
In the first quarter of 2005, the use of cash of $262 relating to the change in our operating assets and liabilities was primarily due to a $183 reduction in cash flows associated with our accounts receivable, inventory and accounts payable, $128 relating to restructuring outflows, $69 for pension funding and $14 relating to income taxes payments primarily due to an increase in income in certain taxable jurisdictions and other changes in operating assets and liabilities partially offset by $74 relating to the collection of long-term or customer financing receivables and $58 relating to the other changes in operating assets and liabilities.
We expect to pay $575 (plus accrued interest of $5) in cash related to the Proposed Class Action Settlement. The cash amount bears interest commencing March 23, 2006 at a prescribed rate and has been placed in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Proposed Class Action Settlement. Such cash payments would relate only to the encompassed actions and would not relate to certain ERISA and derivative actions and the ongoing regulatory and criminal investigations. On March 17, 2006, we announced that we and the lead plaintiffs reached an agreement on the related insurance and corporate governance matters including our insurers agreeing to pay $228.5 in cash towards the settlement and us agreeing with our insurers to certain indemnification obligations. We believe that these indemnification obligations would be unlikely to materially increase our total cash payment obligations under the Proposed Class Action Settlement. On April 3, 2006, the insurance proceeds were placed into escrow by the insurers. The insurance payments would not reduce the amounts payable by us. For more information, see “Developments in 2006 — Significant Business Developments — Proposed Class Action Settlement”. We expect cash contributions for pension funding for the 12 months commencing March 31, 2006, to be approximately $361, including a portion related to increased pension funding in the United Kingdom. In addition, we expect cash outflows for the 12 months commencing March 31, 2006, of approximately $110 related to both our 2001 Restructuring Plan and 2004 Restructuring Plan, and payments in the second quarter of 2006 related to our employee bonus program in 2006 based on our 2005 performance. For the 12 months commencing March 31, 2006, we expect to generate minimal cash from the sale of customer financing receivables.

Working capital metrics
Working capital for each segment is primarily managed by our regional finance organization which manages accounts receivable performance and by our global operations organization which manages inventory and accounts payable.

	Q1 2006	Q4 2005

Days sales outstanding in accounts receivable	99	86
Net inventory days	165	132
Days of purchases outstanding in accounts payable	64	58
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
DSO increased by approximately 13 days as of March 31, 2006 compared to December 31, 2005, primarily due to the impact of outstanding receivables related to the BSNL contract and a collection of a significant receivable in Asia Pacific in the fourth quarter of 2005 that was not repeated in the first quarter of 2006. In 2006, we expect to focus on improving our collections process; however, we expect to experience fluctuations in collections performance in individual quarters.
Net inventory days, or NID, is a metric that approximates the average number of days from procurement to sale of our product. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days. Finished goods inventory includes certain direct and incremental costs associated with arrangements where title and risk of loss was transferred to the customer but revenue was deferred due to other revenue recognition criteria not being met. As of March 31, 2006 and December 31, 2005, these deferred costs totaled $2,110 and $2,014, respectively.
NID increased by approximately 33 days as of March 31, 2006 compared to December 31, 2005, primarily due to the impact of higher deferred costs associated with the deferred revenue and higher inventory levels built up prior to the outsourcing of our manufacturing operations in Calgary to Flextronics. As of March 31, 2006 and December 31, 2005, the NID without deferred costs associated with deferred revenues was 39 days and 36 days, respectively. In 2006, we expect that NID will fluctuate from quarter to quarter as future cost of sales and inventory levels fluctuate due in part to the movement in the deferred costs associated with deferred revenues.
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
DPO increased by approximately 6 days as of March 31, 2006 compared to December 31, 2005 primarily due to a continued focus on our objective of adhering to standard contract terms with our suppliers and process improvements for paying our suppliers.

Investing activities
In the first quarter of 2006, cash flows used in investing activities were $100 and were primarily due to payments of $121 for acquisitions of investments and businesses, net of cash acquired, including $98 related to our acquisition of Tasman Networks and $99 for the purchase of plant and equipment, which were partially offset by proceeds of $87 related to the sale of our Brampton facility and $30 related to the proceeds on sale of certain investments and businesses which we no longer consider strategic.
In the first quarter of 2005, cash flows from investing activities were $28 and were primarily due to proceeds of $83 including $76 related to transfer of certain manufacturing assets to Flextronics and $7 from the sale of certain investments and business which no longer considered strategic. These amounts were partially offset by $54 in plant and equipment expenditures and $2 associated with acquisition of certain investments and businesses.

Financing activities
In the first quarter of 2006, cash flows from financing activities were $4 and were primarily from cash proceeds of $1,300 relating to our draw down under the 2006 Credit Facility, which was primarily used to repay the $1,275 relating to the aggregate principal amount of notes payable on February 15, 2006, partially offset by dividends of $18 primarily paid by NNL related to its outstanding preferred shares and repayment of our capital leases of approximately $5.
In the first quarter of 2006, our cash increased by $14 compared to a decrease of $35 in the first quarter of 2005, due to favorable effects of changes in foreign exchange rates primarily of the Euro and the British pound against the U.S. dollar.
In the first quarter of 2005, cash flows used in financing activities were $21 and were primarily due to dividends of $14 primarily paid by NNL related to its outstanding preferred shares and a reduction of our notes payable by net of $6.
In the first quarter of 2005, our discontinued operations generated net cash of $36 related to the continued wind-down of our discontinued operations.

Credit facilities
On February 14, 2006, we entered into a new one-year credit facility in the aggregate principal amount of $1,300, or the 2006 Credit Facility. This new facility consists of (i) a senior secured one-year term loan facility in the amount of $850, or Tranche A Term Loans, and (ii) a senior unsecured one-year term loan facility in the amount of $450, or Tranche B Term Loans. Tranche A Term Loans are secured equally and ratably with NNL’s obligations under the $750 support facility with Export Development Canada, or the EDC Support Facility, and the 2023 Bonds by a lien on substantially all of the U.S. and Canadian assets of NNL and the U.S. assets of NNI. The Tranche A Term Loans are also secured equally and ratably with NNL’s obligations under the EDC Support Facility by a lien on substantially all of the U.S. and Canadian assets of NNC. The Tranche A Term Loans and Tranche B Term Loans are also guaranteed by NNC and NNL and NNL’s obligations under the EDC Support Facility are also guaranteed by NNC and NNI, in each case until the maturity or prepayment of the 2006 Credit Facility. The 2006 Credit Facility, which will mature in February 2007, was drawn down in the full amount on February 14, 2006 and we used the net proceeds primarily to repay the outstanding $1,275 aggregate principal amount of NNL’s 6.125% Notes on February 15, 2006. We and NNI agreed to a demand right exercisable at any time after May 31, 2006 pursuant to which we would be required to take all reasonable actions to issue senior unsecured debt securities in the capital markets to repay the 2006 Credit Facility. This demand right has not been exercised to date.
As described above under “Third Restatement Impacts — Credit and Support Facilities”, we entered into an amendment and waiver which, among other things, amended the covenants under the Tranche A Term Loans and the Tranche B Term Loans to now require that our consolidated unrestricted cash and cash equivalents exceed $1,250 at all times and $1,500 on the last day of each fiscal quarter. In addition, the 2006 Credit Facility contains covenants that limit our ability to create liens on our assets and the assets of substantially all of our subsidiaries in excess of certain baskets and permitted amounts and limit our ability and the ability of substantially all of our subsidiaries to merge, consolidate or amalgamate with another person. Payments of dividends on our outstanding preferred shares of NNL and payments under the Proposed Class Action Settlement are permitted. NNI is required to prepay the facility in certain circumstances, including in the event of certain debt or equity offerings or asset dispositions of collateral by NNC, NNL or NNI.
The loans outstanding under the 2006 Credit Facility bear interest based, at NNI’s option, either on the “Base Rate” (defined as the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5% and the prime commercial lending rate of JPMorgan Chase Bank, N.A., established from time to time) or the reserve-adjusted London Interbank Offered Rate (“LIBOR”), plus the Applicable Margin. On May 19, 2006, we entered into a further amendment of the 2006 Credit Facility to modify the interest rate applicable to the Tranche A Term Loans and the Tranche B Term loans. The amendment revised the definition of “Applicable Margin” contained in the 2006 Credit Facility to mean 200 basis points in the case of Tranche A Term Loans that are LIBOR loans (amended from 225 basis points), 100 basis points in the case of Tranche A Term Loans that are Base Rate loans (amended from 125 basis points), 325 basis points in the case of Tranche B Term Loans that are LIBOR loans (amended from 300 basis points), and 225 basis points in the case Tranche B Term Loans that are Base Rate loans (amended from 200 basis points). As of February 14, 2006, the Tranche A Loans had an interest rate of 6.875% and the Tranche B Loans had an interest rate of 7.625%. As of May 19, 2006, Tranche A loans had an interest rate of 7.125% and the Tranche B loans had an interest rate of 8.375%.
Future Uses and Sources of Liquidity
The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the “Risk Factors” section in this report.

Future Uses of Liquidity
Our cash requirements for the 12 months commencing March 31, 2006, are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	repayment of the 2006 Credit Facility of $1,300 due in February 2007;
•	costs in relation to the restatement and remedial measure activities, regulatory and other legal proceedings, including the proposed $575 (plus accrued interest of $5) cash payment payable by NNC related to the Proposed Class Action Settlement. The cash amount bears interest commencing March 23, 2006 at a prescribed rate and is held in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Proposed Class Action Settlement. In addition, the resolution of other matters not encompassed by the Proposed Class Action Settlement, including regulatory and criminal investigations, is uncertain and we may be subject to substantial additional payments, judgments, settlements, fines or penalties;
•	pension and post-retirement and post-employment benefit funding of approximately $425;
•	capital expenditures of approximately $280;
•	repayment of $150 of notes due on June 15, 2006;
•	costs related to workforce reduction and other restructuring activities of approximately $110; and
•	our finance transformation project which will include, among other things, implementing SAP to provide an integrated global financial system.
Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws and may enter into acquisition or joint ventures as opportunities arise. As well, we expect to be required to fund some portion of our aggregate undrawn customer financing commitments as further described below.

Contractual cash obligations
Our contractual cash obligations for long-term debt, purchase obligations, operating leases, outsourcing contracts, obligations under special charges, pension and post-retirement obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of March 31, 2006 from the amounts disclosed as of December 31, 2005 in our 2005 Annual Report.

Customer financing
Generally, customer financing arrangements may include financing with deferred payment terms in connection with the sale of our products and services, as well as funding for non-product costs associated with network installation and integration of our products and services. We may also provide from time to time funding to our customers for working capital purposes and equity financing. There have been no significant changes to our customer financing commitments during the first quarter of 2006.
Future Sources of Liquidity
As of March 31, 2006, our primary source of liquidity was cash and we expect this to continue throughout the next 12 months. In addition, over the next 12 months, we expect the collection of cash due from Flextronics as a result of the transfer of certain manufacturing assets completed during the first half of 2006 and the sale of other non-core assets to continue to be a source of cash. We believe our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business Overview — Our Strategy”), fund our investments and meet our customer commitments for at least the 12 month period commencing March 31, 2006, including the cash expenditures outlined in our future uses of liquidity. Our ability to generate sustainable cash from operations will be dependent on our ability to generate profitable revenue streams and reduce our operating expenses. If capital spending by our customers changes from what we currently expect, our revenues and cash flows may be materially lower and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. In making this statement, we have not assumed the need to make any payments in respect of fines or other penalties or judgments or settlements in connection with our pending civil litigation not encompassed by the Proposed Class Action Settlement or regulatory or criminal investigations related to the restatements, which could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees and expenses.

The Proposed Class Action Settlement, if finalized and approved, will have a material impact on our liquidity as a result of the proposed $575 (plus accrued interest of $5) cash payment. The cash amount bears interest commencing March 23, 2006 at a prescribed rate and has been placed in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Proposed Class Action Settlement. We also expect that the proposed issuance of 628,667,750 Nortel Networks Corporation common shares (which represented 14.5% of our equity as of February 7, 2006) will result in a significant dilution of existing shareholder equity positions and may adversely affect our ability to finance using equity and equity related securities in the future. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Proposed Class Action Settlement would be adjusted accordingly. The Proposed Class Action Settlement is subject to several conditions. In addition, we continue to be subject to significant regulatory and criminal investigations which could materially adversely affect our business, results of operations, financial condition and liquidity by requiring us to pay substantial fines or other penalties or settlements or by limiting our access to capital market transactions.
We intend to refinance the $1,300 Credit Facility prior to its stated maturity with long-term debt and have assumed that the ability to refinance this debt will be available to us. Our ability and willingness to access the capital markets is based on many factors including market conditions and our overall financial objectives. Currently, our ability is limited by our and NNL’s credit ratings, the Third Restatement and related matters. We can provide no assurance that any future long-term capital markets transactions will be completed on favorable terms, or at all. We and NNI agreed to a demand right exercisable at any time after May 31, 2006 pursuant to which we will be required to take all reasonable actions to issue senior unsecured debt securities in the capital markets to repay the 2006 Credit Facility. This demand right has not been exercised to date. Any inability to refinance the 2006 Credit Facility would adversely affect our liquidity. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed or that we will be able to refinance the 2006 Credit Facility or that financings will be available to us on acceptable terms, or at all.
We cannot predict the timing of developments relating to the above matters. See the “Risk Factors” section of this report.
We expect to receive the remainder of the total range of gross proceeds of approximately $575 to $625 from the Flextronics transaction in 2006, which is expected to be partially offset by cash outflows attributable to direct transaction costs and other costs associated with the transaction. See “Developments in 2006 — Significant Business Developments — Evolution of Our Supply Chain Strategy”.

Available support facility
On February 14, 2003, NNL entered into the EDC Support Facility. As of March 31, 2006, the facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments, of which $143 was outstanding; and
•	$450 of uncommitted support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $20 was outstanding.
The EDC Support Facility provides that EDC may suspend its obligation to issue NNL any additional support if events occur that would have a material adverse effect on NNL’s business, financial position or results of operation. The EDC Support Facility does not materially restrict NNL’s ability to sell any of its assets (subject to certain maximum amounts) or to purchase or pre-pay any of its currently outstanding debt. In addition, the EDC Support Facility can be suspended or terminated if NNL’s senior long-term debt rating by Moody’s Investors Service, or Moody’s, has been downgraded to less than B3 or if its debt rating by Standard & Poor’s, or S&P, has been downgraded to less than B-.
EDC has also agreed to provide future support under the EDC Support Facility on an unsecured basis and without the guarantees of NNL’s subsidiaries provided that should NNL or its subsidiaries incur or guarantee certain indebtedness in the future above agreed thresholds of $25 in North America and $100 outside of North America, equal and ratable security and/or guarantees of NNL’s obligations under the EDC Support Facility would be required at that time.
Effective February 14, 2006, NNL’s obligations under the EDC Support Facility became equally and ratably secured with the 2006 Credit Facility and the 2023 Bonds by a pledge of substantially all of the U.S. and Canadian assets of NNC and NNL and the U.S. assets of NNI and equally and ratably secured with the 2006 Credit Facility by a pledge of substantially all of NNC’s U.S. and Canadian assets in accordance with the terms of the EDC Support Facility. NNL’s obligations under the EDC Support Facility also were guaranteed by NNC and NNI at such time. These guarantees and security agreements will terminate when the 2006 Credit Facility is repaid.

As described above under “Third Restatement Impacts — Credit and Support Facilities”, we entered into an amendment and waiver agreement with respect to certain breaches under the EDC Support Facility relating to the delayed filings and the restatements and revisions to our and NNL’s prior financial results.
For information related to our outstanding public debt, see “Long-term debt, credit and support facilities” in note 10 of the accompanying unaudited condensed consolidated financial statements. For information related to our debt ratings, see “Credit Ratings” below. See the “Risk Factors” section of this report for factors that may affect our ability to comply with covenants and conditions in our EDC Support Facility in the future.

Shelf registration statement and base shelf prospectus
In 2002, we and NNL filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of March 31, 2006, approximately $1,700 under the shelf registration statement and base shelf prospectus had been utilized. As of June 6, 2004, the Canadian base shelf prospectus expired. As a result of the delayed filing of our Exchange Act reports with the SEC due to the multiple restatements and revisions to our and NNL’s prior financial results, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months. See the “Risk Factors” section in this report.
Credit Ratings

Rating on long-term debt
	issued or guaranteed by	Rating on preferred
	Nortel Networks Limited/	shares issued by Nortel
Rating agency	Nortel Networks Corporation	Networks Limited	Last update

Standard & Poor’s Ratings Service	B-	CCC-	February 8, 2006
Moody’s Investors Service, Inc.	B3	Caa3	February 8, 2006
As a result of the Proposed Class Action Settlement, on February 8, 2006, S&P revised its outlook from stable to positive and at the same time affirmed its “B-” long-term and “B-2” short-term corporate credit ratings on NNL. On May 1, 2006, S&P kept its ratings on NNL, including its “B-” long-term corporate credit rating, on creditwatch with negative implications, where they were placed on March 10, 2006, but indicated that, should we file our 2006 First Quarter Reports during the week of June 5, 2006 as expected and absent any further negative consequences arising from this delayed filing, S&P would likely affirm the “B-” rating and assign a positive outlook. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.
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

The following table provides information related to these types of bonds as of:

	March 31,	December 31,
	2006	2005

Bid and performance related bonds(a)	$221	$222
Other bonds(b)	42	44

Total bid, performance related and other bonds	$263	$266

(a)	Net of restricted cash and cash equivalents amounts of $36 and $36 as of March 31, 2006 and December 31, 2005, respectively.

(b)	Net of restricted cash and cash equivalents amounts of $28 and $31 as of March 31, 2006 and December 31, 2005, respectively.
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
Any bid or performance related bonds with terms that extend beyond December 31, 2007 are currently not eligible for the support provided by this facility. See “Liquidity and Capital Resources — Future Sources of Liquidity — Available support facility” for additional information on the EDC Support Facility and the related security agreements.
Receivables Securitization and Certain Variable Interest Transactions
Certain of our lease financing transactions were structured through single transaction variable interest entities, or VIEs, that did not have sufficient equity at risk as defined in the Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities  — an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, or FIN 46, and in FIN 46 — FIN 46 (Revised 2003), or FIN 46R. VIEs are characterized as entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Reporting entities which have a variable interest in such an entity and are deemed to be the primary beneficiary must consolidate the variable interest entity. Effective July 1, 2003, we prospectively began consolidating two VIEs for which we were considered the primary beneficiary following the guidance of FIN 46, on the basis that we retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs’ debt, which represented the majority of the risks associated with the respective VIEs’ activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During 2005, the debt related to one of the VIEs was extinguished and as a result consolidation of this VIE was no longer required. As of March 31, 2006, our consolidated balance sheet included $83 of long-term debt and $83 of plant and equipment — net related to these VIEs. These amounts represented both the collateral and maximum exposure to loss as a result of our involvement with these VIEs.
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
On June 3, 2005, we acquired NGS, a VIE, for which we were considered the primary beneficiary under FIN 46R. Our consolidated financial results include NGS’s operating results from the date of the acquisition.
On November 2, 2005, we formed LG-Nortel, which is a VIE. We are considered the primary beneficiary under FIN 46R. No creditor of the entity has recourse to us. This entity’s financial results have been consolidated from the date of formation.
As of March 31, 2006, we did not have any variable interests related to transfers of financial assets. We have other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of March 31, 2006, none of these other interests or arrangements were considered significant variable interests and, therefore, did not meet the requirements for consolidation or disclosure under FIN 46R.
We consolidate certain assets and liabilities held in an employee benefit trust in Canada, a VIE for which we were considered the primary beneficiary under FIN 46R.

We have also conducted certain receivable sales transactions either directly with financial institutions or with multi-seller conduits. Under some of these agreements, we have continued as servicing agent and/or have provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables, historical payment patterns, expected future cash flows and appropriate discount rates as applicable. Where we have acted as the servicing agent, we generally have not recorded an asset or liability related to servicing as the annual servicing fees were equivalent to those that would have been paid to a third party servicing agent. Also, we have not historically experienced significant credit losses with respect to receivables sold with limited recourse. As of March 31, 2006, we were not required to, and did not, consolidate or provide any of the additional disclosures set out in FIN 46R with respect to the variable interest entities involving receivable sales.
Additionally, we have agreed to indemnify some of our counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require us to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of March 31, 2006, we had approximately $286 of securitized receivables which were subject to repurchase under this provision, in which case we would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2006, or collection of the receivable amount by the counterparty. We are generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments or receivable repurchases under these agreements and no significant liability has been accrued in the accompanying unaudited condensed consolidated financial statements with respect to the obligation associated with these guarantees.
Application of Critical Accounting Policies and Estimates
Our accompanying unaudited condensed consolidated financial statements are based on the selection and application of accounting policies generally accepted in the U.S., which require us to make significant estimates and assumptions. We believe that the following accounting policies and estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates: revenue recognition, provisions for doubtful accounts, provisions for inventory, provisions for product warranties, income taxes, goodwill valuation, pension and post-retirement benefits, special charges and other contingencies.
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
We have not identified any changes to the nature of our critical accounting policies and estimates as described in our 2005 Annual Report other than the material changes in the recorded balances and other updates noted below. For further information related to our critical accounting policies and estimates, see our 2005 Annual Report.
Provisions for Doubtful Accounts
In establishing the appropriate provisions for trade, notes and long-term receivables due from customers, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider:

•	age of the receivables;
•	customer’s ability to meet and sustain its financial commitments;
•	customer’s current and projected financial condition;
•	collection experience with the customer;
•	historical bad debt experience with the customer;

•	the positive or negative effects of the current and projected industry outlook; and
•	the economy in general.

Once we consider all of these individual factors, an appropriate provision is then made, which takes into consideration the likelihood loss and our ability to establish a reasonable estimate.
In addition to these individual assessments, a regional (except Asia Pacific) accounts past due provision is established for outstanding trade accounts receivable amounts based on a review of balances greater than six months past due. A regional trend analysis, based on past and expected write-off activity, is performed on a regular basis to determine the likelihood of loss and establish a reasonable estimate.
The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	March 31,	December 31,
	2006	2005

Gross accounts receivable	$2,713	$2,999
Provision for doubtful accounts	(93)	(137)

Accounts receivable — net	$2,620	$2,862

Accounts receivable provision as a percentage of gross accounts receivables	3%	5%
Gross long-term receivables	$60	$57
Provision for doubtful accounts	(34)	(33)

Net long-term receivables	$26	$24

Long-term receivable provision as a percentage of gross long-term receivables	57%	58%
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
The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	March 31,	December 31,
	2006	2005

Gross inventory	$3,803	$3,660
Inventory provisions	(1,033)	(1,039)

Inventories — net(a)	$2,770	$2,621

Inventory provisions as a percentage of gross inventory	27%	28%

(a)	Includes long-term portion of inventory related to the deferred costs, which is included in other assets.
Inventory provisions decreased $6 as a result of $55 of scrapped inventory and $11 reductions due to sale of inventory partially offset by $26 of additional inventory provisions and $34 of reclassifications and other adjustments. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.
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
The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of:

Balance as of December 31, 2005	$208
Payments	(65)
Warranties issued	56
Revisions	1

Balance as of March 31, 2006	$200

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
Tax Asset Valuation
Our net deferred tax assets balance, excluding discontinued operations, was $3,885 as of March 31, 2006 and $3,902 as of December 31, 2005. The $17 decrease was primarily due to a drawdown of deferred tax assets in profitable jurisdictions. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which are available to reduce future taxes payable in our significant tax jurisdictions. Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.
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

We are in a cumulative loss position in certain of our material jurisdictions. Primarily for this reason, we have recorded an income tax valuation allowance against a portion of these deferred income tax assets. However, due to the fact that the majority of the carryforwards do not expire in the near future and our future expectations of earnings, we concluded that it is more likely than not that the remaining net deferred income tax asset recorded as of March 31, 2006 will be realized. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our net earnings (loss).
During the three months ended March 31, 2006, our gross income tax valuation allowance increased to $3,500 compared to $3,410 as of December 31, 2005. The $90 increase was primarily due to the impacts of foreign exchange, deferred taxes that expired during the year and tax return and other adjustments offset by additional valuation allowances recorded against the tax benefit of current period losses in certain jurisdictions. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of March 31, 2006 were appropriate.
Goodwill Valuation
The carrying value of goodwill was $2,680 as of March 31, 2006 and $2,592 as of December 31, 2005. The increase primarily relates to our acquisition of Tasman Networks partially offset by the sale of certain assets, foreign exchange fluctuations associated with minority interests and an adjustment of $6 related to the reduction of goodwill originally recorded as part of the acquisition of NGS.
Due to the change in our operating segments and reporting units as described in “Business Overview — Our Segments”, a triggering event occurred requiring a goodwill impairment test in the first quarter of 2006 in accordance with SFAS No. 142, “Goodwill and other Intangible Assets”. We performed this test and concluded that there was no impairment.
Special Charges
At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of March 31, 2006, we had $13 in accruals related to workforce reduction charges and $255 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by Nortel or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.
Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
Our unaudited condensed consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the U.S. For more information related to the accounting policies that we adopted as a result of new accounting standards, see “Accounting changes” in note 2 of the accompanying unaudited condensed consolidated financial statements. The following summarizes the accounting changes that we have adopted:

•	The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments — As of January 1, 2006, we adopted the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1, re-titled FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or FSP FAS 115-1 and FAS 124-1. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on our results of operations and financial condition.

•	Inventory Costs — As of January 1, 2006, we adopted FASB SFAS No. 151, “Inventory Costs”, or SFAS 151. The adoption of SFAS 151 did not have a material impact on our results of operations and financial condition.
•	Share-Based Payment — SFAS No. 123 (Revised 2004), “Share-Based Payment”, or SFAS 123R, is effective as of January 1, 2006. We previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS 148. SAB 107 was issued by the SEC in March 2005, and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R, we recorded a gain of $9 as the cumulative effect of this accounting change.
•	Accounting Changes and Error Corrections — SFAS No. 154, “Accounting Changes and Error Corrections”, or SFAS 154, requires certain disclosures for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, is required to be adopted by us as of January 1, 2006. The impact that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition will depend on the nature of future accounting changes adopted by us and the nature of transitional guidance provided in future accounting pronouncements.

Recent Accounting Pronouncements
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140”, or SFAS 155. SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt the provisions of SFAS 155 on January 1, 2007. The implementation of SFAS 155 is not expected to have a material impact on our results of operations and financial condition.
In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”, or SFAS 156. SFAS 156 simplifies the accounting for loan servicing rights and the financial instruments used to hedge risks associated with those rights. SFAS 156 requires that servicing rights be valued initially at fair value, and subsequently accounted for at either fair value, or amortized over the economic life of the related lease. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We will adopt the provisions of SFAS 156 on January 1, 2007. The implementation of SFAS 156 is not expected to have a material impact on our results of operations and financial condition.
Outstanding Share Data
As of May 15, 2006, Nortel Networks Corporation had 4,335,644,313 outstanding common shares.
As of May 15, 2006, 281,103,532 issued and 10,588,633 assumed stock options were outstanding and are exercisable for common shares of Nortel Networks Corporation on a one-for-one basis.
As of May 15, 2006, 6,972,000 restricted stock units were outstanding. Once vested, each restricted stock unit entitles the holder to receive one common share of Nortel Networks Corporation, or in our discretion, cash in lieu of common shares in certain circumstances from treasury or through open market purchases at our option.
In addition, Nortel Networks Corporation previously issued $1,800 of 4.25% Convertible Senior Notes, or Senior Notes, due on September 1, 2008. The Senior Notes are convertible, at any time, by holders into common shares of Nortel Networks Corporation, at an initial conversion price of $10 per common share, subject to adjustment upon the occurrence of certain events including the potential consolidation of Nortel Networks Corporation common shares.
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
Historically, we have managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. We use sensitivity analysis to measure our interest rate risk. The sensitivity analysis includes cash, our outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate. There have been no significant changes to our market risk during the first quarter of 2006.
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
For a discussion of Environmental matters, see “Contingencies” in note 18 of the accompanying unaudited condensed consolidated financial statements.
Legal Proceedings
For additional information related to our legal proceedings, see “Contingencies” in note 18 of the accompanying unaudited condensed consolidated financial statements, “Developments in 2006 — Significant Business Developments  — Proposed Class Action Settlement”, “Restatements; Material Weaknesses; Related Matters — Other Regulatory Actions and Pending Litigation”; and “Risk Factors” section of this report.

Cautionary Notice Regarding Forward Looking Information
Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following (i) risks and uncertainties relating to our restatements and related matters including: our most recent restatement and two previous restatements of our financial statements and related events; the negative impact on us and NNL of our most recent restatement and delay in filing our financial statements and related periodic reports, legal judgments, fines, penalties or settlements, or any substantial regulatory fines or other penalties or sanctions, related to the ongoing regulatory and criminal investigations of us in the U.S. and Canada; any significant pending civil litigation actions not encompassed by our Proposed Class Action Settlement; any substantial cash payment and/or significant dilution of our existing shareholders’ equity positions resulting from the finalization and approval of our Proposed Class Action Settlement, or if such Proposed Class Action Settlement is not finalized, any larger settlements or awards of damages in respect of such class actions; any unsuccessful remediation of our material weaknesses in internal control over financial reporting resulting in an inability to report our results of operations and financial condition accurately and in a timely manner; the time required to implement our remedial measures; our inability to access, in its current form, our shelf registration filed with the SEC, and our below investment grade credit rating and any further adverse effect on our credit rating due to our restatements of our financial statements; any adverse affect on our business and market price of our publicly traded securities arising from continuing negative publicity related to our restatements; our potential inability to attract or retain the personnel necessary to achieve our business objectives; any breach by us of the continued listing requirements of the NYSE or TSX causing the NYSE and/or the TSX to commence suspension or delisting procedures; (ii) risks and uncertainties relating to our business including: yearly and quarterly fluctuations of our operating results; reduced demand and pricing pressures for our products due to global economic conditions, significant competition, competitive pricing practice, cautious capital spending by customers, increased industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material and adverse affects on our performance if our expectations regarding market demand for particular products prove to be wrong or because of certain barriers in our efforts to expand internationally; any reduction in our operating results and any related volatility in the market price of our publicly traded securities arising from any decline in our gross margin, or fluctuations in foreign currency exchange rates; any negative developments associated with our supply contract and contract manufacturing agreements including as a result of using a sole supplier for key optical networking solutions components, and any defects or errors in our current or planned products; any negative impact to us of our failure to achieve our business transformation objectives; additional valuation allowances for all or a portion of our deferred tax assets; our failure to protect our intellectual property rights, or any adverse judgments or settlements arising out of disputes regarding intellectual property; changes in regulation of the Internet and/or other aspects of the industry; any failure to successfully operate or integrate our strategic acquisitions, or failure to consummate or succeed with our strategic alliances; any negative effect of our failure to evolve adequately our financial and managerial control and reporting systems and processes, manage and grow our business, or create an effective risk management strategy; and (iii) risks and uncertainties relating to our liquidity, financing arrangements and capital, including: the impact of our most recent restatement and two previous restatements of our financial statements; any inability of us to manage cash flow fluctuations to fund working capital requirements or achieve our business objectives in a timely manner or obtain additional sources of funding; high levels of debt, limitations on us capitalizing on business opportunities because of credit facility covenants, or on obtaining additional secured debt pursuant to the provisions of indentures governing certain of our public debt issues and the provisions of our credit facilities; any increase of restricted cash requirements for us if we are unable to secure alternative support for obligations arising from certain normal course business activities, or any inability of our subsidiaries to provide us with sufficient funding; any negative effect to us of the need to make larger defined benefit plans contributions in the future or exposure to customer credit risks or inability of customers to fulfill payment obligations under customer financing arrangements; any negative impact on our ability to make future acquisitions, raise capital, issue debt and retain employees arising from stock price volatility and further declines in the market price of our publicly traded securities, or any future share consolidation resulting in a lower total market capitalization or adverse effect on the liquidity of our common shares. For additional information with respect to certain of these and other factors, see our 2005 Annual Report, the “Risk Factors” section of this report, and our other securities filings with the SEC. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact the consolidated financial statements of Nortel due to adverse changes in financial market prices and rates. Nortel’s market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in “Market Risk” in the MD&A section of this report and in our 2005 Annual Report filed with the SEC on May 1, 2006.

ITEM 4.     Controls and Procedures
Management Conclusions Concerning Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO (Mike S. Zafirovski and Peter W. Currie, respectively), pursuant to Rule 13a-15 under the Unites States Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures as at March 31, 2006 (the end of the period covered by this report).
In making this evaluation, the CEO and CFO considered, among other matters:

•	our successive restatements of our financial statements, including the Third Restatement;
•	the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee in January 2005 by WilmerHale and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of our 2003 Annual Report;
•	the material weaknesses in our internal control over financial reporting that we and our independent registered chartered accountants, Deloitte, have identified (as more fully described below);
•	management’s assessment of our internal control over financial reporting and conclusion that our internal control over financial reporting was not effective as at December 31, 2005 (including the matters disclosed under “Management’s Assessment and Observations” included in Item 9A of our 2005 Annual Report), and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, included in Item 9A of our 2005 Annual Report;
•	the conclusion of the CEO and CFO that our disclosure controls and procedures, as at December 31, 2005 were not effective, included in Item 9A of our 2005 Annual Report;
•	the findings of the Revenue Independent Review included in Item 9A of our 2005 Annual Report;
•	the findings of the Internal Audit Review described more fully below; and
•	the remedial measures we have identified, developed and begun to implement to address these issues.
Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures as at March 31, 2006 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Material Weaknesses in Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As previously disclosed in Item 9A of our 2005 Annual Report, management, including the CEO and CFO, assessed the effectiveness of our internal control over financial reporting, and concluded that five material weaknesses in our internal control over financial reporting existed, as at December 31, 2005. These material weaknesses, which are the same material weaknesses that existed as at December 31, 2004 and as first reported in our 2003 Annual Report, are:

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
As used above, “material weakness” means a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.
These material weaknesses, if not fully addressed, could result in accounting errors such as those underlying the multiple restatements of our consolidated financial statements more fully discussed in our 2005 Annual Report.
Internal Audit Review of Facts and Circumstances Surrounding Third Restatement
Following the announcement of the Third Restatement on March 10, 2006, the Audit Committee directed the Internal Audit group to conduct a review of the facts and circumstances surrounding the Third Restatement principally to review the underlying conduct of the initial recording of the errors and any overlap of items restated in the Third Restatement and the Second Restatement. Internal Audit engaged third party forensic accountants to assist in the review. The review is now complete and Internal Audit has reported its findings to the Audit Committee. The findings are as follows:
          Conduct

•	no evidence was found of intent to improperly record revenues associated with the contracts included in the Third Restatement nor was any evidence of misconduct found other than what was previously reported by WilmerHale in connection with the Independent Review and Revenue Independent Review;
          Why items in the Third Restatement were not discovered in the Second Restatement

•	a Global Revenue Governance, or GRG, group was formed in the second quarter of 2004 and the Company planned to implement a top-down contract review independent of the Second Restatement process to improve documentation for contract terms and conditions;
•	later in that same quarter, concerns were raised in the restatement process regarding possible revenue recognition issues;
•	the Company addressed the concerns by initiating a review of a sampling of contracts focused on the specific revenue recognition issues identified, rather than an extensive top-down review of contracts;
•	resources available to the revenue review process in 2004 were limited due to other restatement and 2004 reporting activities;
•	constraints in resources were dealt with by the GRG group requesting regional finance employees to conduct contract reviews which resulted in some inconsistency in reviews and interpretations of contracts;
•	notwithstanding the foregoing, the employees involved in the Second Restatement process believed that all material issues had been satisfactorily addressed;
•	a top-down extensive contract review was implemented in 2005 and continued into 2006 leading to the identification of items contained in the Third Restatement;

•	additionally, no evidence was found that the scope of the activities associated with completing the Third Restatement was limited.

Remedial Measures
We have identified, developed and begun to implement remedial measures in light of the findings of the Independent Review and Revenue Independent Review, and of management’s assessment of the effectiveness of internal control over financial reporting, to strengthen our internal control over financial reporting and disclosure controls and procedures, and to address the material weaknesses in our internal control over financial reporting.
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
The Board of Directors recognized that its adoption of these governing principles was the beginning of a long and vitally important process. It directed management to develop a detailed plan and timetable for the implementation of these remedial measures. Management developed an implementation plan, which was approved by the Board of Directors, and has begun implementation of that plan. Certain remedial measures that management has been implementing include: the hiring of key senior management including our CFO, Controller and Chief Audit, Security and Compliance Officer; reorganization of the finance organization to segregate control and planning and forecasting responsibilities; strengthening of the internal audit function; and continual review and improvements to controls around the review and approval of accounting entries. The Board of Directors continues to monitor the ongoing implementation efforts.
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
Management has also identified, developed and begun to implement a number of measures to strengthen our internal control over financial reporting and disclosure controls and procedures, and to address the material weaknesses in our internal control over financial reporting. These measures include the compensating procedures and processes that we have applied, in light of our material weaknesses and ineffective internal control over financial reporting and disclosure controls and procedures, to ensure the reliability of our financial reporting.
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
We expect that full implementation of the remedial measures contained in the Independent Review Summary and full remediation of our material weaknesses, our internal control over financial reporting and our disclosure controls and procedures will continue to take significant time and effort, due largely to the complexity and extensive nature of some of the remediation required and a need to increase the co-ordination of remedial efforts within the Company in order to implement one comprehensive remediation plan with a well defined set of objectives and agreed upon timelines. These initiatives were impacted in 2005 and in 2006 to date by the substantial efforts needed to reestablish our current financial reporting in accordance with U.S. and Canadian securities laws, the significant turnover in our finance personnel, changes in our accounting systems and continuing documentation weaknesses. Management continues to assess the internal and external resources that will be needed to continue to implement, support, sustain and monitor the effectiveness of our ongoing and future remedial efforts. For a further discussion of certain management observations related to the complexity of the remedial efforts, see Item 9A of our 2005 Annual Report.
In addition, in part as a result of the compensating procedures and processes that we are applying to our financial reporting process, during the preparation of our financial statements for recent periods (including 2004, 2005 and interim periods in 2005), we identified a number of adjustments to correct accounting errors related to prior periods, including the errors corrected in the Third Restatement. In the past, we also recorded adjustments that were immaterial to the then current period and to the prior periods in the financial statements for the then current period. As long as we continue to have material weaknesses in our internal control over financial reporting, we may in the future identify similar adjustments to prior period financial information. Adjustments that may be identified in the future could require further restatement of our financial statements.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2006, the following changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	The appointment of Dennis J. Carey as our Executive Vice-President, Corporate Operations, which includes human resources, ethics and information services;
•	The completion of the reorganization of the finance organization to separate the control and financial planning and analysis functions, with the Control group having had exclusive authority to initiate, approve and post general ledger entries commencing with the closing of the books and records as of March 31, 2006;
•	In the first quarter of 2006, as part of the remediation efforts discussed above, we conducted a review process for new contracts and amendments to existing contracts entered into during the quarter that have a total revenue impact in excess of $5 million;
•	The repatriation of certain company-wide information technology functions, services and processes, which had previously been outsourced to Computer Science Corporation.
In February 2006, we acquired Tasman Networks Inc. Management is assessing the impact of this transaction on our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.     Legal Proceedings
On May 25, 2006, Mr. Michael Gollogly filed a Statement of Claim in the Ontario Superior Court of Justice against Nortel and NNL asserting claims for wrongful dismissal and seeking compensatory, aggravated and punitive damages, damages for mental distress, pre and post- judgment interest and costs.
Other than referenced above, there were no material developments in our material legal proceedings as previously reported in our 2005 Annual Report. For additional discussion of our material legal proceedings, see “Contingencies” in note 18 of the accompanying unaudited consolidated condensed financial statements and the “Risk Factors” section of this report.

ITEM 1A.     Risk Factors
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our 2005 Annual Report, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2005 Annual Report are not the only risks facing Nortel. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. The risks described in our 2005 Annual Report have not materially changed, other than as set forth below.
Risks Relating to Our Restatements and Related Matters

Our three restatements of our consolidated financial statements and related events have had, and will continue to have, a material adverse effect on us.
As described in the “MD&A” and “Controls and Procedures” sections of our 2005 Annual Report, we have effected successive restatements of prior periods financial results. As described in more detail in our 2003 Annual Report, following the First Restatement, the Audit Committee initiated the Independent Review, and engaged WilmerHale, to advise it in connection with the Independent Review. This review and related work led to a variety of actions, including the termination for cause of our and NNL’s former president and chief executive officer, chief financial officer and controller in April 2004 and seven additional individuals with significant responsibilities for financial reporting in August 2004, and ultimately to the Second Restatement.
Over the course of the Second Restatement process, we, together with our independent registered chartered accountants, identified a number of material weaknesses in our internal control over financial reporting as at December 31, 2003. Five of those material weaknesses continued to exist as at March 31, 2006. In addition, in January 2005, our and NNL’s Boards of Directors adopted in their entirety the governing principles for remedial measures identified through the Independent Review. We continue to develop and implement these remedial measures.
As part of these remedial efforts and to compensate for the unremedied material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to validate and enhance our controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods under SOP 97-2 and SAB 104.
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
Management’s determination that these errors required correction led to the Audit Committee’s decision on March 9, 2006 to effect the Third Restatement. The need for the Third Restatement resulted in a delay in filing the 2005 Annual Reports and the 2006 First Quarter Reports. Following the announcement of the Third Restatement on March 10, 2006, the Audit Committee directed the Internal Audit group to conduct a review of the facts and circumstances surrounding the Third Restatement principally to review the underlying conduct of the initial recording of the errors and any overlap of items restated in the Third Restatement and the Second Restatement, or the Internal Audit Review. Internal Audit engaged third party forensic accountants to assist in the review. The work underlying the Internal Audit Review is now complete and Internal Audit has reported its findings to the Audit Committee.

For more information on our restatements and related matters, see the “MD&A” and “Controls and Procedures” sections of this report and the 2005 Annual Report and note 3 of the accompanying unaudited condensed consolidated financial statements. As a result of these events, we have become subject to the following key risks, each of which is described in more detail in the 2005 Annual Report. Each of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

•	We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties and we cannot predict the timing of developments in these matters.
•	It is uncertain at this time if and when the Proposed Class Action Settlement will be finalized and approved. If the Proposed Class Action Settlement is finalized and approved, it would require us to pay $575 million in cash (which has already been placed into an escrow account pending finalization of the Proposed Class Action Settlement) and would result in a significant dilution of existing equity positions.
•	We are subject to additional significant pending civil litigation actions, which are not encompassed by the Proposed Class Action Settlement and which, if decided against us or as a result of settlement, could require us to pay substantial judgments, settlements, fines or other penalties and could result in the dilution of existing equity positions, and we cannot predict the timing of developments in these matters.
•	Material adverse legal judgments, fines, penalties or settlements, including the Proposed Class Action Settlement, could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.
•	We and our independent registered chartered accountants have identified a number of material weaknesses related to our internal control over financial reporting and we have concluded that our internal control over financial reporting was ineffective as of December 31, 2005. These material weaknesses remain unremedied, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.
•	Full implementation of the governing principles of the Independent Review as they relate to remedial measures and the full remediation of our material weaknesses, internal control over financial reporting and disclosure controls and procedures will continue to take significant time and effort.
•	Our credit ratings are below investment grade, and we are currently unable to access, in its current form, our shelf registration statement filed with the SEC, each of which may adversely affect our liquidity.
•	Continuing negative publicity has adversely affected and may continue to adversely affect our business and the market price of our publicly traded securities.
•	We may not be able to attract or retain the personnel necessary to achieve our business objectives.
•	Any future delays in filing our periodic reports could cause us to breach our public debt indentures and our obligations under our credit and support facilities. In such circumstances, it is possible that the holders of our public debt or our lenders would seek to accelerate the maturity of our debt or that EDC or the lenders would not grant us further waivers.
•	Any future breach of the continued listing requirements of the NYSE and/or TSX could cause the NYSE and/or the TSX to commence suspension or delisting procedures.

Material adverse legal judgments, fines, penalties or settlements, including the Proposed Class Action Settlement, could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.

•	We estimate that our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business Overview — Our Strategy” in the MD&A section of this report), fund our investments and meet our customer commitments for at least the next twelve month period commencing March 31, 2006, including cash expenditures outlined under “Liquidity and Capital Resources — Future Uses of Liquidity” in the “MD&A” section of this report. In making this estimate, we have not assumed the need to make any payments in respect of fines or other penalties or judgments or settlements in connection with our pending civil litigation (other than those encompassed by the Proposed Class Action Settlement and for anticipated professional fees and expenses) or regulatory or criminal investigations related to the restatements, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Any such payments (in addition to those encompassed by the Proposed Class Action Settlement) could materially and adversely affect our cash position, our available cash and cash flow from operations may not be sufficient to pay them, and additional sources of funding may not be available to us on commercially reasonable terms or at all. In addition, we continue to monitor the capital markets for opportunities to refinance upcoming debt maturities, as more fully discussed under “Our high level of debt could materially and adversely affect our business, results of operations, financial condition and liquidity.” If we are unable to refinance our existing debt that is coming due in 2007, should we decide to do so, the amount of cash available to

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
Any future delays in filing our periodic reports could cause us to breach our public debt indentures and our obligations under our credit and support facilities. In such circumstances, it is possible that the holders of our public debt or our lenders would seek to accelerate the maturity of our debt or that EDC or the lenders would not grant us further waivers or that the terms of any such waiver would be unfavorable. If an acceleration of our and NNL’s obligations were to occur, we and NNL may be unable to meet our respective payment obligations with respect to the related indebtedness. Any such acceleration could also adversely affect our business, results of operations, financial condition and liquidity and the market price of our publicly traded securities.

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
In particular, we currently rely on a sole supplier, Bookham, for key optical networking solutions components, and our supply of such components used in our solutions could be materially adversely affected by adverse developments in that supply arrangement with that supplier. In December 2004, we entered into a restructuring agreement with Bookham. In February 2005, we agreed to waive for a period of time Bookham’s obligation to maintain a minimum cash balance under certain secured and unsecured notes and in May 2005 we agreed to adjust the prepayment provisions under these notes, received additional collateral for these notes and amended our supply agreement with Bookham to provide Bookham with financial flexibility to continue the supply of optical networking solutions components. In January 2006, we amended the supply agreement to extend certain purchase commitments and agreed to purchase a minimum of $72 million in products from Bookham in 2006. The inability of this supplier to meet its contractual obligations under our supply arrangements and our inability to make alternative arrangements could have a material adverse effect on our revenues, cash flows and relationships with our customers. For more information, see “Developments in 2005 and 2006 — Optical Components Operations” in the “MD&A” section of our 2005 Annual Report.
As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we are in the process of finalizing the outsourcing of substantially all of our manufacturing capacity to contract manufacturers, including an agreement with Flextronics. On May 8, 2006, we completed the transfer to Flextronics of our manufacturing operations and related assets in Calgary, Canada including product integration, testing, repair and logistics operations, representing the final transfer of our manufacturing operations to Flextronics. We and Flextronics have agreed that we will retain our Monkstown manufacturing operations and establish a regional supply chain center to lead our EMEA supply chain operations. Flextronics also has the ability in certain cases to exercise rights to sell back to us certain inventory and equipment after the expiration of a specified period (of up to fifteen months) following each respective closing date. We do not expect these rights to be exercised with respect to any material amount of inventory and/or equipment. As a result of the divestiture, a significant portion of our supply chain is concentrated with Flextronics. For more information, see “Developments in 2006 — Evolution of Our Supply Chain Strategy” in the “MD&A” section of this report. Outsourcing our manufacturing capability to contract manufacturers involves potential difficulties in designing and maintaining controls relating to the outsourced operations in an effective or timely manner.
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
Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. As of March 31, 2006, our primary source of liquidity was cash and we expect this to continue throughout 2006. Based on past performance and current expectations we do not expect our operations to generate significant cash flow in 2006. In addition, in 2006, we expect our recently completed transfer of certain manufacturing assets to Flextronics, and the sale of other non-core assets to continue to be a source of cash at similar levels as in 2005. We estimate that as our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business Overview — Our Strategy” in the MD&A section of this report), fund our investments and meet our customer commitments for at least the next twelve month period commencing March 31, 2006, including cash expenditures outlined under “Liquidity and Capital Resources — Future Uses of Liquidity” in the “MD&A” section of this report. In making this estimate, we have not assumed the need to make any payments in respect of fines or other penalties or judgments or settlements in connection with our pending civil litigation not encompassed by the Proposed Class Action Settlement or regulatory or criminal investigations related to the restatements, which could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees and expenses. As more fully discussed under “Material adverse legal judgments, fines, penalties or settlements, including the Proposed Class Action Settlement, could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant,” these payments could materially and adversely affect our cash position, our available cash and cash flow from operations may not be sufficient to pay them, and additional sources of funding may not be available to us on commercially reasonable terms or at all.
We and NNI agreed to a demand right exercisable at any time after May 31, 2006 pursuant to which we will be required to take all reasonable actions to issue senior unsecured debt securities in the capital markets to repay the 2006 Credit Facility. There can be no assurance that we will be able to refinance the 2006 Credit Facility by issuing unsecured debt securities. Any inability to refinance the 2006 Credit Facility would materially adversely affect our liquidity. In addition, we continue to monitor the capital markets for opportunities to refinance upcoming debt maturities, as more fully discussed under “Our high level of debt could materially and adversely affect our business, results of operations, financial condition and liquidity.” If we are unable to refinance our existing debt that is coming due in 2007, should we decide to do so, the amount of cash available to finance our operations and other business activities and our ability to pay any judgments, fines, penalties or settlements, if any, would be significantly reduced, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Other factors, discussed more fully elsewhere in this section, may also result in our net cash requirements exceeding our current expectations and negatively affect the amount of cash available to finance our operations and other business activities, including:

•	a greater than expected slowdown in capital spending by service providers and other customers or other changes to our business model could result in materially lower revenues and cash flows;
•	costs incurred in connection with restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings;
•	changes in market demand for networking products, which may require increased expenditures to develop and market different technologies;
•	we may need to make larger contributions to our defined benefit plans in North America and the U.K. and retirement plans in other countries;
•	an increased portion of our cash and cash equivalents may be restricted as cash collateral for customer performance bonds and contracts if the industry or our current condition deteriorates;
•	an inability of our subsidiaries to provide us with funding in sufficient amounts could adversely affect our ability to meet our obligations.
•	We may seek additional funds from liquidity-generating transactions and other sources of external financing (which may include a variety of debt, convertible debt and/or equity financings), but these financings may not be available to us on acceptable terms or at all. In addition, we may not continue to have access to the EDC Support Facility when and as needed. Our inability to manage cash flow fluctuations resulting from the above factors and the potential reduction, expiry or termination of the EDC Support Facility could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner. These circumstances could, for example:
•	make it more difficult for us to satisfy our obligations under our outstanding debt and other obligations and to pay any judgments, fines, penalties or settlements in connection with our pending civil litigation and investigations;
•	require us to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities such as acquisitions, R&D projects or product design enhancements;
•	increase our vulnerability to economic downturns, adverse industry conditions and adverse developments in our business, and limit our flexibility in planning for or reacting to such changes; and
•	place us at a competitive disadvantage compared to competitors that have greater liquidity.

Covenants under the 2006 Credit Facility and the EDC Support Facility impose operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities.
The agreements governing our credit facilities contain covenants that:

•	limit our ability to create liens on our assets and the assets of substantially all of our subsidiaries in excess of certain baskets and permitted amounts;
•	limit our ability and the ability of substantially all of our subsidiaries to merge, consolidate, amalgamate with another person;
•	require us to maintain at least $1,250 million of unrestricted cash at all times and $1,500 million as of the last day of each fiscal quarter; and
•	restrict the ability of our subsidiaries to incur funded debt in excess of certain amounts without guaranteeing NNL’s obligations under the EDC Support Facility.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2006, Nortel Networks Corporation issued an aggregate of 120,182 shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE Inc. employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration pursuant to Regulation S under the United States Securities Act of 1933 (the “Securities Act”), as amended. All funds received by Nortel Networks Corporation in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to Nortel Networks Corporation to round up fractional entitlements into whole shares. Nortel Networks Corporation keeps these nominal amounts and uses them for general corporate purposes.

	Number of Common Shares Issued
	Without U.S. Registration Upon	Range of
	Exercise of Stock Options Under	Exercise Prices
Date of Exercise	Nortel/BCE Plans	Canadian $

1/26/2006	2,944	$34.40 - $46.48
2/1/2006	74,503	$18.75 - $25.27
2/2/2006	3,628	$18.75 - $18.75
2/11/2006	39,107	$31.63 - $51.88
Issuer Purchases of Equity Securities
The following table sets forth the common shares of Nortel Networks Corporation repurchased during the first quarter of 2006:

(d) Maximum Number
				(c) Total Number of	(or Approximate Dollar
				Shares (or Units)	Value) of Shares (or
	(a) Total Number		(b) Average Price	Purchased as Part of	Units) that may yet be
	of Shares (or		Paid per Share	Publicly Announced	Purchased Under the
Period	Units) Purchased		(or Unit)	Plans or Programs	Plans or Programs

Jan 1 - 31	—		—	—	—
Feb 1 - 28	353,627	(1)	US $2.98	—	—
March 1 - 31	—		—	—	—

Total	353,627		US $2.98	—	—

(1)	Common shares of Nortel Networks Corporation surrendered by members of Nortel’s core executive leadership team for cancellation in connection with the voluntary undertaking by each such member to pay over a three year period an amount equal to the return to profitability bonus paid to such member in 2003, net of tax deductions at source. Such persons may deliver to us additional common shares in connection with such voluntary undertaking from time to time.

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

Exhibit
No.		Description

10	.1*	Commitment Letter dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 2, 2006).
10	.2*	Commitment Advice Letter Agreement dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., Royal Bank of Canada and J.P. Morgan Securities Inc. (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 2, 2006).
10	.3*	Commitment Advice Letter Agreement dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., Export Development Canada and J.P. Morgan Securities Inc. (filed as Exhibit 10.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 2, 2006).
10	.4*	Securities Demand Letter dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.4 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 2, 2006).
10	.5*	Credit Agreement dated February 14, 2006 among Nortel Networks Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citigroup Global Markets, Inc., Citicorp USA, Inc., Royal Bank of Canada (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 21, 2006).
10	.6*	Guarantee Agreement dated February 14, 2006 among Nortel Networks Inc., Nortel Networks Limited, Nortel Networks Corporation, JPMorgan Chase Bank, N.A., and Export Development Canada. (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 21, 2006).
10	.7*	U.S. Security Agreement dated February 14, 2006 among Nortel Networks Inc., the subsidiary lien grantors from time to time party thereto, JPMorgan Chase Bank and Export Development Canada. (filed as Exhibit 10.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 21, 2006).
10	.8*	Canadian Security Agreement dated February 14, 2006 among Nortel Networks Limited, Nortel Networks Corporation, the subsidiary lien grantors from time to time party thereto, JPMorgan Chase Bank and Export Development Canada (filed as Exhibit 10.4 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 21, 2006).
10	.9*	Pascal Debon Letter Agreement dated February 21, 2006, concerning the cessation of Mr. Debon’s responsibilities as Senior Advisor of Nortel Networks Corporation and Nortel Networks Limited effective December 23, 2005 (filed as Exhibit 10.75 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.10*	Brian McFadden letter agreement dated February 21, 2006, concerning the cessation of Mr. McFadden’s responsibilities as Chief Research Officer of Nortel Networks Corporation and Nortel Networks Limited effective December 23, 2005 (filed as Exhibit 10.76 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.11*	Notice of Blackout to Nortel Networks Corporation’s Board of Directors and Executive Officers Regarding Suspension of Trading dated March 10, 2006 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 10, 2006).
10	.12*	Amendment No. 1 and Waiver dated May 9, 2006 among Nortel Networks Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and Citicorp USA, Inc., Royal Bank of Canada and Export Development Canada, as Lenders (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 11, 2006).
10	.13*	Amendment No. 1 and Waiver dated May 9, 2006 between Nortel Networks Limited and Export Development Canada (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 11, 2006).

Exhibit
No.		Description

10	.14*	Amendment No. 2 dated as of May 19, 2006 among Nortel Networks Inc., Nortel Networks Corporation, Nortel Networks Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 19, 2006).
10.15		Forms of Instruments of Award generally provided to recipients of Restricted Stock Units and Performance Stock Units granted under the Nortel 2005 Stock Incentive Plan and Form of Instrument of Grant generally provided to recipients of stock options granted under the Nortel 2005 Stock Incentive Plan.
31.1		Certification of the Vice-Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Vice-Chairman and Chief Executive Officer and Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTEL NETWORKS CORPORATION
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ Peter W. Currie	/s/ Paul W. Karr

Peter W. Currie	Paul W. Karr
Executive Vice-President	Controller
and Chief Financial Officer
Date: June 5, 2006