Form 10-Q
period 2006-06-30
NORTEL NETWORKS CORP
filed 2006-08-03
CIK 72911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 25, 2006.
4,335,727,064 shares of common stock without nominal or par value

		PAGE

PART I FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	87
ITEM 4.	Controls and Procedures	88

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	92
ITEM 1A.	Risk Factors	93
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	97
ITEM 4.	Submission of Matters to a Vote of Security Holders	98
ITEM 6.	Exhibits	100
SIGNATURES		102
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
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

i

PART I
FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NORTEL NETWORKS CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

		As restated *		As restated *
	(Millions of U.S. dollars, except per share amounts)
Revenues	$2,744	$2,619	$5,126	$5,008
Cost of revenues	1,678	1,485	3,152	2,862

Gross profit	1,066	1,134	1,974	2,146
Selling, general and administrative expense	596	588	1,191	1,166
Research and development expense	489	488	967	962
Amortization of intangibles	6	2	11	4
In-process research and development expense	16	—	16	—
Special charges	45	92	50	106
(Gain) loss on sale of businesses and assets	10	11	(25)	33
Shareholder litigation settlement recovery	(510)	—	(491)	—

Operating earnings (loss)	414	(47)	255	(125)
Other income — net	51	74	120	128
Interest expense
Long-term debt	(59)	(51)	(105)	(101)
Other	(11)	(1)	(35)	(4)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	395	(25)	235	(102)
Income tax benefit (expense)	(27)	9	(50)	(7)

	368	(16)	185	(109)
Minority interests — net of tax	1	(17)	10	(31)
Equity in net earnings (loss) of associated companies — net of tax	(3)	1	(5)	2

Net earnings (loss) from continuing operations	366	(32)	190	(138)
Net earnings (loss) from discontinued operations — net of tax	—	(1)	—	1

Net earnings (loss) before cumulative effect of accounting change	366	(33)	190	(137)
Cumulative effect of accounting change — net of tax (note 2)	—	—	9	—

Net earnings (loss)	$366	$(33)	$199	$(137)

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.08	$(0.01)	$0.05	$(0.03)
— from discontinued operations	0.00	(0.00)	0.00	0.00

Basic and diluted earnings (loss) per common share	$0.08	$(0.01)	$0.05	$(0.03)

*	See note 3
The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION
Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2006	2005

	(Millions of U.S. dollars,
	except for share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,904	$2,951
Restricted cash and cash equivalents	646	77
Accounts receivable — net	2,785	2,862
Inventories — net	2,035	1,804
Deferred income taxes — net	348	377
Other current assets	833	796

Total current assets	8,551	8,867
Investments	209	244
Plant and equipment — net	1,574	1,564
Goodwill	2,588	2,592
Intangible assets — net	205	172
Deferred income taxes — net	3,728	3,629
Other assets	971	1,044

Total assets	$17,826	$18,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,065	$1,180
Payroll and benefit-related liabilities	861	801
Contractual liabilities	258	346
Restructuring liabilities	111	95
Other accrued liabilities	4,517	4,200
Long-term debt due within one year	18	1,446

Total current liabilities	6,830	8,068
Long-term debt	3,752	2,439
Deferred income taxes — net	107	104
Other liabilities	5,238	5,935

Total liabilities	15,927	16,546

Minority interests in subsidiary companies	738	780
Guarantees, commitments and contingencies (notes 11, 12 and 18)

SHAREHOLDERS’ EQUITY
Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 4,339,368,770 as of June 30, 2006 and 4,339,162,932 as of December 31, 2005	33,932	33,932
Additional paid-in capital	3,326	3,281
Accumulated deficit	(35,326)	(35,525)
Accumulated other comprehensive loss	(771)	(902)

Total shareholders’ equity	1,161	786

Total liabilities and shareholders’ equity	$17,826	$18,112

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,

	2006	2005

		As restated *
	(Millions of U.S. dollars)
Cash flows from (used in) operating activities
Net earnings (loss)	$199	$(137)
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities from continuing operations, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	136	160
Non-cash portion of shareholder litigation settlement recovery	(491)	—
Non-cash portion of special charges and related asset write downs	—	2
Non-cash portion of in-process research and development expense	16	—
Equity in net (earnings) loss of associated companies	5	(2)
Stock option compensation	53	36
Deferred income taxes	54	12
Cumulative effect of accounting change	(9)	—
Net (earnings) from discontinued operations	—	(1)
Other liabilities	159	181
(Gain) loss on sale or write down of investments, businesses and assets	(26)	17
Other — net	286	(77)
Change in operating assets and liabilities	(664)	(344)

Net cash from (used in) operating activities of continuing operations	(282)	(153)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(177)	(124)
Proceeds on disposals of plant and equipment	89	10
Restricted cash and cash equivalents	(567)	9
Acquisitions of investments and businesses — net of cash acquired	(125)	(448)
Proceeds on sale of investments and businesses	111	167

Net cash from (used in) investing activities of continuing operations	(669)	(386)

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to minority interests	(31)	(24)
Increase in notes payable	27	38
Decrease in notes payable	(12)	(46)
Borrowings in loan payable	1,300	—
Repayment of long-term debt	(1,425)	—
Decrease in capital leases payable	(9)	(5)
Issuance of common shares	1	1

Net cash from (used in) financing activities of continuing operations	(149)	(36)

Effect of foreign exchange rate changes on cash and cash equivalents	53	(85)

Net cash from (used in) continuing operations	(1,047)	(660)
Net cash from (used in) operating activities of discontinued operations	—	34

Net increase (decrease) in cash and cash equivalents	(1,047)	(626)
Cash and cash equivalents at beginning of period	2,951	3,685

Cash and cash equivalents at end of period	$1,904	$3,059

*	See note 3
The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
(millions of U.S. dollars, except per share amounts, unless otherwise stated)
1.     Significant accounting policies

Basis of presentation
The unaudited condensed consolidated financial statements of Nortel Networks Corporation (“Nortel”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), for the preparation of interim financial information. They do not include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2005. The condensed consolidated balance sheet as of December 31, 2005 is derived from the December 31, 2005 audited financial statements. Although Nortel is headquartered in Canada, the unaudited condensed consolidated financial statements are expressed in U.S. dollars as the greater part of the financial results and net assets of Nortel are denominated in U.S. dollars.
Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable and customer financing, receivables sales, inventory obsolescence, product warranty, amortization, asset valuations, impairment assessments, employee benefits including pensions, taxes and related valuation allowance, restructuring and other provisions, stock-based compensation and contingencies.
Nortel believes all adjustments necessary for a fair presentation of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three and six months ended June 30, 2006 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K/ A for the year ended December 31, 2005 and Nortel’s Current Report on Form 8-K dated June 16, 2006, filed with the SEC and Canadian Securities Regulatory Authorities (together, the “2005 Annual Report”).

Comparative figures
Certain 2005 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to the 2006 presentation and certain 2005 figures have been restated as set out in note 3.

Recent accounting pronouncements

(a)	In February 2006, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In addition, it amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Nortel will adopt the provisions of SFAS 155 on January 1, 2007. The implementation of SFAS 155 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(b)	In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 simplifies the accounting for assets and liabilities arising from loan servicing contracts. SFAS 156 requires that servicing rights be

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

valued initially at fair value, and subsequently either (i) accounted for at fair value or (ii) amortized over the period of estimated net servicing income/loss, with an assessment for impairment or increased obligation each reporting period. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Nortel will adopt the provisions of SFAS 156 on January 1, 2007. The implementation of SFAS 156 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(c)	In April 2006, the FASB issued FASB Staff Position (“FSP”), FASB Interpretation No. (“FIN”) 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 provides accounting guidance on how to distinguish between arrangements that create variability (i.e., the risks and rewards) within an entity and arrangements that are subject to that variability (i.e., variable interests). FSP FIN 46(R)-6 is responding to a need for accounting guidance on arrangements that can be either assets or liabilities (e.g., derivative financial instruments). FSP FIN 46(R)-6 is effective for the first fiscal period that begins after June 15, 2006. Nortel will adopt the provisions of FSP FIN 46(R)-6 effective July 1, 2006. Nortel is currently in the process of assessing the impact of FSP FIN 46(R)-6 on its results of operations and financial condition.

(d)	In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Nortel will adopt the provisions of FIN 48 on January 1, 2007. Nortel is currently in the process of assessing the impact of FIN 48 on its results of operations and financial condition.
2.     Accounting changes

(a) The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments
As of January 1, 2006, Nortel adopted the United States Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), re-titled FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on Nortel’s results of operations and financial condition.

(b) Inventory Costs
As of January 1, 2006, Nortel adopted SFAS No. 151, “Inventory Costs” (“SFAS 151”). The adoption of SFAS 151 did not have a material impact on Nortel’s results of operations and financial condition.

(c) Share-Based Payment
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS 123 that will impact Nortel, including the requirement to estimate employee forfeitures each period when recognizing compensation expense and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for Nortel as of January 1, 2006. Nortel previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (“SFAS 148”). SEC Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment” (“SAB 107”), was issued by the SEC in March 2005 and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, Nortel recorded a gain of $9 as a cumulative effect of an accounting change. There were no other material impacts on Nortel’s results of

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosure related to SFAS 123R, see note 16.

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

(e) Accounting for Purchases and Sales of Inventory with the same Counterparty
As of April 1, 2006, Nortel adopted EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). The adoption of EITF 04-13 did not have a material impact on Nortel’s results of operations and financial condition.
3.     Restatement of previously issued financial statements
Nortel has effected successive restatements of prior period financial results. Following the restatement (effected in December 2003) of Nortel’s consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003 (the “First Restatement”), the Audit Committees of Nortel’s and Nortel Networks Limited’s (“NNL”) Board of Directors (the “Audit Committee”) initiated an independent review of the facts and circumstances leading to the First Restatement (the “Independent Review”) and engaged Wilmer Cutler Pickering Hale & Dorr LLP to advise it in connection with the Independent Review. This review and related work led to a variety of actions, and ultimately to the restatement of Nortel’s consolidated financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002 (the “Second Restatement”).
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
As part of these remedial measures and to compensate for the unremedied material weaknesses in Nortel’s internal control over financial reporting, Nortel undertook intensive efforts in 2005 to enhance its controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods, under American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SAB No. 104 “Revenue Recognition” (“SAB 104”).
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following tables present the impact of the Third Restatement adjustments on Nortel’s previously reported consolidated statements of operations and a summary of the adjustments from the Third Restatement for the three and six months ended June 30, 2005. Restated amounts presented herein are consistent with those disclosed in Nortel’s 2005 Annual Report.
Condensed Consolidated Statement of Operations (unaudited) for the three months ended June 30, 2005

	As
	previously
	reported	Adjustments	As restated

Revenues	$2,855	$(236)	$2,619
Cost of revenues	1,620	(135)	1,485

Gross profit	1,235	(101)	1,134
Selling, general and administrative expense	579	9	588
Research and development expense	479	9	488
Amortization of intangibles	2	—	2
Special charges	90	2	92
(Gain) loss on sale of businesses and assets	36	(25)	11

Operating earnings (loss)	49	(96)	(47)
Other income — net	58	16	74
Interest expense
Long-term debt	(51)	—	(51)
Other	(1)	—	(1)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	55	(80)	(25)
Income tax benefit (expense)	7	2	9

	62	(78)	(16)
Minority interests — net of tax	(17)	—	(17)
Equity in net earnings (loss) of associated companies — net of tax	1	—	1

Net earnings (loss) from continuing operations	46	(78)	(32)
Net loss from discontinued operations — net of tax	(1)	—	(1)

Net earnings (loss)	$45	$(78)	$(33)

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.01	$(0.02)	$(0.01)
— from discontinued operations	(0.00)	(0.00)	(0.00)

Basic and diluted earnings (loss) per common share	$0.01	$(0.02)	$(0.01)

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Consolidated Statement of Operations (unaudited) for the six months ended June 30, 2005

	As
	previously
	reported	Adjustments	As restated

Revenues	$5,391	$(383)	$5,008
Cost of revenues	3,099	(237)	2,862

Gross profit	2,292	(146)	2,146
Selling, general and administrative expense	1,153	13	1,166
Research and development expense	953	9	962
Amortization of intangibles	4	—	4
Special charges	111	(5)	106
(Gain) loss on sale of businesses and assets	37	(4)	33

Operating earnings (loss)	34	(159)	(125)
Other income — net	104	24	128
Interest expense
Long-term debt	(101)	—	(101)
Other	(4)	—	(4)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	33	(135)	(102)
Income tax benefit (expense)	(9)	2	(7)

	24	(133)	(109)
Minority interests — net of tax	(31)	—	(31)
Equity in net earnings (loss) of associated companies — net of tax	2	—	2

Net earnings (loss) from continuing operations	(5)	(133)	(138)
Net earnings from discontinued operations — net of tax	1	—	1

Net earnings (loss)	$(4)	$(133)	$(137)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.00)	$(0.03)	$(0.03)
— from discontinued operations	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.03)	$(0.03)

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Adjustments
The following table summarizes the revenue adjustments and other adjustments to net earnings (loss).

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Revenues — as previously reported	$2,855	$5,391
Adjustments:
Application of SOP 81-1	(23)	59
Interaction between multiple revenue recognition accounting standards	(155)	(338)
Application of SAB 104 and SOP 97-2	(45)	(98)
Other revenue recognition adjustments	(13)	(6)

Revenues — as restated	$2,619	$5,008

Net earnings (loss) — as previously reported
Adjustments:	$45	$(4)
Application of SOP 81-1	(12)	(3)
Interaction between multiple revenue recognition accounting standards	(12)	(38)
Application of SAB 104 and SOP 97-2	(25)	(51)
Other revenue recognition adjustments	(50)	(53)
(Gain) loss on sale of businesses	25	4
Foreign exchange(i)	11	13
Other	(15)	(5)

Net earnings (loss) — as restated	$(33)	$(137)

(i)	Includes the foreign exchange gains and losses resulting from the Third Restatement adjustments, and the correction of certain foreign exchange errors.
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
Some of Nortel’s customer arrangements have multiple deliverable elements for which different accounting standards may govern the appropriate accounting treatment. For those arrangements that contained more-than-incidental software and involved significant production, modification or customization of software or software-related elements (“customized elements”), Nortel had previously applied the percentage-of-completion method of accounting under SOP 81-1 to all the elements under the arrangement, in accordance with its interpretation of SOP 97-2. This included certain future software, software-related or non-software related deliverables.
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
In certain arrangements, Nortel had treated commitments to make available a specified quantity of upgrades during the contract period as PCS. Under SOP 97-2, where fair value cannot be established for PCS, revenue is recognized for the entire arrangement ratably over the PCS term. Nortel has determined that commitments to make available a specified quantity of upgrades do not qualify as PCS and should be accounted for as a separate element of the arrangement from the PCS. Fair value could not be established for these commitments to make available a specified quantity of upgrades and, as a result, the revenue related to the entire arrangement should have been deferred until the earlier of when (i) fair value of the undelivered element could be established or (ii) the undelivered element is delivered. Adjustments were made to defer the revenue and related costs until the upgrades were delivered.
In certain multiple element arrangements, Nortel had recognized revenue upon delivery of products under the arrangement although other elements under the arrangement, such as future contractual or implicit PCS, had not been delivered. If sufficient evidence of fair value cannot be established for an undelivered element, revenue related to the delivered products should be deferred until the earlier of when vendor specific objective evidence (“VSOE”) for the undelivered element can be established or all the remaining elements have been delivered. Once there is only one remaining element, the deferred revenue is recognized based on the revenue recognition guidance applicable to that last undelivered element. For instance, where PCS is the last undelivered element within the unit of accounting, deferred

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
revenue is recognized ratably over the PCS term. As Nortel identified a number of contracts where sufficient evidence of fair value could not be established for the undelivered elements, adjustments were made to defer the revenue and related costs from the periods in which they were originally recorded and until such time as the appropriate recognition criteria were met.

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
In addition, during the first three quarters of 2005, Nortel recorded gains related to inventory transferred to Flextronics as a reduction of cost of revenues. These gains should have been included in the calculation of the (gain) loss on sale of businesses and assets and deferred accordingly. The correction of this error resulted in an increase in cost of revenues of $21 for the second quarter of 2005 and $29 for the six months ended June 30, 2005.
Adjustments resulting from the Third Restatement were not material to the consolidated statement of cash flows for the three and six months ended June 30, 2005.
4.     Consolidated financial statement details
The following consolidated financial statement details are presented for each of the three and six months ended June 30, 2006 and 2005 for the consolidated statements of operations, as of June 30, 2006 and December 31, 2005 for the consolidated balance sheets and for each of the six months ended June 30, 2006 and 2005 for the consolidated statements of cash flows.

Consolidated statements of operations

Other income — net:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest income	$19	$15	$35	$29
Gain (loss) on sale or write down of investments	2	21	1	16
Currency exchange gains (losses)	16	19	26	47
Other — net	14	19	58	36

Other income — net	$51	$74	$120	$128

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS 133 had no material impact on net earnings (loss) for the three and six months ended June 30, 2006 and 2005 and were reported within other income — net in the consolidated statements of operations.

Consolidated balance sheets

Accounts receivable — net:

	June 30,	December 31,
	2006	2005

Trade receivables	$2,076	$2,266
Notes receivable	208	122
Contracts in process	602	611

	2,886	2,999
Less: provision for doubtful accounts	(101)	(137)

Accounts receivable — net	$2,785	$2,862

Inventories — net:

	June 30,	December 31,
	2006	2005

Raw materials	$744	$777
Work in process	44	50
Finished goods	894	819
Deferred costs	2,153	2,014

	3,835	3,660
Less: provision for inventory	(1,070)	(1,039)

Inventories — net	2,765	2,621
Less: long-term deferred costs(a)	(730)	(817)

Current inventories — net	$2,035	$1,804

(a)	Long-term portion of deferred costs is included in other assets.

Other current assets:

	June 30,	December 31,
	2006	2005

Prepaid expenses	$234	$198
Income taxes recoverable	81	68
Other	518	530

Other current assets	$833	$796

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Plant and equipment — net:

	June 30,	December 31,
	2006	2005

Cost:
Land	$39	$45
Buildings	1,213	1,265
Machinery and equipment	2,321	2,190
Capital lease assets	213	213
Sale lease-back assets	95	80

	3,881	3,793

Less accumulated depreciation:
Buildings	(451)	(455)
Machinery and equipment	(1,751)	(1,679)
Capital lease assets	(86)	(78)
Sale lease-back assets	(19)	(17)

	(2,307)	(2,229)

Plant and equipment — net(a)	$1,574	$1,564

(a)	Included assets held for sale with a carrying value of $77 and $136 as of June 30, 2006 and December 31, 2005, respectively, related to owned facilities that were being actively marketed. These assets were written down in previous periods to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel expects to dispose of all of these facilities during 2006.

Goodwill:
The following table outlines goodwill by reportable segment:

	Enterprise	Mobility
	Solutions	and
	and	Converged
	Packet	Core
	Networks	Networks	Other		Total

Balance — as of December 31, 2005	$2,228	$86	$278		$2,592
Change:
Additions(a)	43	—	—		43
Disposal(c)	(44)	(4)	—		(48)
Foreign exchange	7	4	—		11
Other	(2)	(2)	(6	) (b)	(10)

Balance — as of June 30, 2006	$2,232	$84	$272		$2,588

(a)	The additions of $43 relate to the goodwill acquired as a result of the Tasman Networks, Inc. (“Tasman Networks”) acquisition in the first quarter of 2006. See note 9 for additional information.

(b)	Relates to a $6 reduction of goodwill recorded as part of the acquisition of Nortel Government Solutions Incorporated (formerly PEC Solutions Inc.) (“NGS”), as a result of a tax adjustment.

(c)	Includes a disposal of $42 related to the transfer of Nortel’s Calgary manufacturing plant assets to Flextronics in the second quarter of 2006. See note 9 for additional information.
Due to the change in operating segments and reporting segments in the first quarter of 2006 as described in note 5, a triggering event occurred requiring a goodwill impairment test in the first quarter of 2006 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Nortel performed this test and concluded that there was no impairment.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Intangible assets — net:

	June 30,	December 31,
	2006	2005

Other intangible assets(a)	$166	$135
Pension intangible assets	39	37

Intangible assets — net	$205	$172

(a)	Other intangible assets are being amortized over a weighted average period of approximately nine years ending in 2014, based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows. The amortization expense is partially denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.

Other accrued liabilities:

	June 30,	December 31,
	2006	2005

Outsourcing and selling, general and administrative related provisions	$265	$256
Customer deposits	77	38
Product related provisions	56	42
Warranty provisions (note 11)	211	208
Deferred revenue	1,723	1,289
Miscellaneous taxes	60	66
Income taxes payable	52	83
Interest payable	39	65
Advance billings in excess of revenues recognized to date on contracts(a)	1,012	1,195
Shareholder litigation settlement provision (note 18)	804	804
Other	218	154

Other accrued liabilities	$4,517	$4,200

(a)	Includes amounts which will be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	June 30,	December 31,
	2006	2005

Pension, post-employment and post-retirement benefit liabilities	$2,465	$2,459
Restructuring liabilities (note 6)	178	203
Deferred revenue	948	1,073
Shareholder litigation settlement provision (note 18)	1,408	1,899
Other long-term provisions	239	301

Other liabilities	$5,238	$5,935

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Consolidated statements of cash flows

Change in operating assets and liabilities:

	Six months
	ended June 30,

	2006	2005

Accounts receivable — net	$238	$3
Inventories — net	(287)	(162)
Income taxes	(53)	(33)
Restructuring liabilities	(9)	(95)
Accounts payable, payroll and contractual liabilities	(320)	(186)
Other operating assets and liabilities	(233)	129

Change in operating assets and liabilities	$(664)	$(344)

Interest and taxes paid (recovered):

	Six months
	ended June 30,

	2006	2005

Cash interest paid	$162	$98
Cash taxes paid (recovered) — net	$52	$29
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
These organizational changes resulted in a change to Nortel’s reportable segments. Commencing in the first quarter of 2006, Mobility and Converged Core Networks and Enterprise Solutions and Packets Networks form Nortel’s reportable segments and are described below:

•	Mobility and Converged Core Networks provides mobility networking solutions using (i) CDMA solutions and GSM and UMTS solutions and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end-users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end-user to be connected and identified when not in a fixed location. In addition, Nortel’s carrier circuit and packet voice solutions provide a complete range of voice solutions to its service provider customers, including local, toll, long-distance and international gateway capabilities using either circuit or packet-based switching technologies. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

•	Enterprise Solutions and Packet Networks provides (i) enterprise circuit and packet voice solutions, (ii) data networking and security solutions and (iii) optical networking solutions. Nortel’s solutions for enterprises are used to build new networks and transform their existing communications network into a more cost effective, packet-based network supporting data, voice and multimedia communications. Nortel’s optical networking and carrier data networking and security solutions provide voice, data and multimedia communication solutions to its service provider customers that operate wireline networks.
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
Nortel’s president and chief executive officer (the “CEO”) has been identified as the Chief Operating Decision Maker in assessing the performance of the segments and the allocation of resources to the segments. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes (“Management EBT”), a measure that includes the cost of revenues, selling, general and administrative (“SG&A”) expense, research and development (“R&D”) expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied to the unaudited condensed consolidated financial statements. Prior period segment results have been restated to conform to the current period presentation.

Segments
The following tables set forth information by segment for the three and six months ended:

	Three months		Six months
	ended June 30,		ended June 30,

	2006	2005	2006	2005

Revenues
Mobility and Converged Core Networks	$1,591	$1,484	$3,017	$2,970
Enterprise Solutions and Packet Networks	1,068	1,074	1,939	1,952

Total reportable segments	2,659	2,558	4,956	4,922
Other	85	61	170	86

Total revenues	$2,744	$2,619	$5,126	$5,008

Management EBT
Mobility and Converged Core Networks	$168	$177	$286	$367
Enterprise Solutions and Packet Networks	12	60	(37)	27

Total reportable segments	180	237	249	394
Other	(220)	(173)	(448)	(382)

Total Management EBT	(40)	64	(199)	12

Amortization of intangibles	(6)	(2)	(11)	(4)
In-process research and development expense	(16)	—	(16)	—
Special charges	(45)	(92)	(50)	(106)
Gain (loss) on sale of businesses and assets	(10)	(11)	25	(33)
Shareholder litigation settlement recovery	510	—	491	—
Income tax benefit (expense)	(27)	9	(50)	(7)

Net earnings (loss) from continuing operations	$366	$(32)	$190	$(138)

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
For the three and six months ended June 30, 2006 and 2005, no customer generated revenues greater than 10 percent of consolidated revenues.
6.     Special charges
During the second quarter of 2006, in an effort to increase competitiveness by improving operating margins and overall business performance, Nortel announced a restructuring plan that includes a work plan involving workforce reductions of approximately 1,900 employees (the “2006 Restructuring Plan”). The workforce reductions are expected to include approximately 350 middle management positions throughout the company, with the balance of workforce reductions to primarily occur in the U.S. and Canada and span both of Nortel’s segments. Nortel estimates total charges to earnings and cash associated with the 2006 Restructuring Plan will be approximately $100, to be expensed over fiscal 2006 and 2007. The 2006 Restructuring Plan focuses exclusively on workforce reductions, and as such, no additional special charges are expected to be recorded with respect to the other cost containment actions. Approximately $43 of the 2006 Restructuring Plan charges were incurred in the first half of 2006, with the remainder expected to be incurred during the second half of 2006 and fiscal 2007.
In 2004 and 2005, Nortel’s focus was on managing each of its businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, Nortel announced a strategic plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments (the “2004 Restructuring Plan”). Nortel estimates total charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $410 comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. Approximately $177 of the aggregate charges were incurred in 2005 and $7 in the first half of 2006, with the remainder expected to be substantially incurred during the second half of 2006.
During 2001, Nortel implemented a work plan to streamline operations and activities around core markets and leadership strategies in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting operations and expected future growth rates (the “2001 Restructuring Plan”).
Under the 2001 Restructuring Plan, as described below, activities were initiated in 2003 to exit certain leased facilities and leases for assets no longer used across all segments. The liabilities associated with these activities were measured at fair value and recognized under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
During the three and six months ended June 30, 2006, Nortel continued to implement these restructuring work plans. Special charges recorded from January 1, 2006 to June 30, 2006 were as follows:

					Special Charges
		Contract
		settlement	Plant and		Three months	Six months
	Workforce	and lease	equipment		ended	ended
	reduction	costs	write downs	Total	June 30, 2006	June 30, 2006

2006 Restructuring Plan
Provision balance as of December 31, 2005(a)	$—	$—	$—	$—
Other special charges	43	—	—	43	$43	$43
Revisions to prior accruals	—	—	—	—
Cash drawdowns	(3)	—	—	(3)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of June 30, 2006	$40	$—	$—	$40

2004 Restructuring Plan
Provision balance as of December 31, 2005(a)	$21	$61	$—	$82
Other special charges	—	—	—	—
Revisions to prior accruals	3	4	—	7	1	7
Cash drawdowns	(17)	(11)	—	(28)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	2	—	2

Provision balance as of June 30, 2006	$7	$56	$—	$63

2001 Restructuring Plan
Provision balance as of December 31, 2005(a)	$3	$213	$—	$216
Other special charges	—	—	—	—
Revisions to prior accruals	1	(1)	—	—	1	—
Cash drawdowns	(1)	(32)	—	(33)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	(1)	4	—	3

Provision balance as of June 30, 2006	$2	$184	$—	$186

Total provision balance as of June 30, 2006(a)	$49	$240	$—	$289

Total special charges					$45	$50

(a)	As of June 30, 2006 and December 31, 2005, the short-term provision balance was $111 and $95, respectively, and the long-term provision balance was $178 and $203, respectively.
As workforce reductions related to the 2004 and 2001 Restructuring Plans are substantially complete, there were no employee notifications during the three and six months ended June 30, 2006.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2006 Restructuring Plan

Three and six months ended June 30, 2006
During the three and six months ended June 30, 2006, Nortel recorded special charges of $43 and $43, respectively, related to severance and benefit costs associated with a workforce reduction of approximately 700 employees, of which 190 had been notified of termination during the three months ended June 30, 2006. The workforce reduction was primarily in the U.S. and Canada and extended across both segments. The remaining provision is expected to be substantially drawn down by the end of 2007.
The workforce reduction provision balance was drawn down by cash payments of $3 and $3, respectively, during the three and six months ended June 30, 2006.

2006 Restructuring Plan — by Segment
The following table outlines special charges incurred by segment related to the 2006 Restructuring Plan for each of the three and six months ended June 30:

	Workforce
	reduction	Total

Mobility and Converged Core Networks For the three months ended June 30, 2006	$27	$27
Enterprise Solutions and Packet Networks For the three months ended June 30, 2006	16	16
Other	—	—

Total special charges for the six months ended June 30, 2006	$43	$43

2004 Restructuring Plan

Three and six months ended June 30, 2006
During the three and six months ended June 30, 2006, Nortel recorded revisions of $1 and $7, respectively, related to prior accruals.
The workforce reduction provision balance was drawn down by cash payments of $4 and $17 during the three and six months ended June 30, 2006, respectively. The workforce reduction was primarily in the U.S., Canada and Europe, Middle East and Africa (“EMEA”) and extended across both segments. The remaining provision is expected to be substantially drawn down by the end of 2006.
Contract settlement and lease costs included revisions to prior accruals of nil and $4 for the three and six months ended June 30, 2006, respectively, and consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and EMEA and in the Mobility and Converged Core Networks segment. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. During the three and six months ended June 30, 2006, the provision balance for contract settlement and lease costs was drawn down by cash payments of $6 and $11, respectively. The remaining provision, net of approximately $33 in estimated sublease income, is expected to be substantially drawn down by the end of 2018.

Three and six months ended June 30, 2005
During the three and six months ended June 30, 2005, Nortel recorded special charges of $89 and $114, respectively, which included revisions of $(1) and $7, respectively, related to prior accruals.
Workforce reduction charges of $38 and $54, net of revisions to prior accruals of $7 and $7, respectively, were related to severance and benefit costs associated with approximately 240 and 460 employees notified of termination during the three and six months ended June 30, 2005, respectively. The workforce reduction provision balance was drawn down by

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
cash payments of $33 and $119 during the three and six months ended June 30, 2005, respectively. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across both segments.
Contract settlement and lease costs of $46 and $54, for the three and six months ended June 30, 2005, respectively, consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and EMEA. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties.

2004 Restructuring Plan — by Segment
The following table outlines special charges incurred by segment related to the 2004 Restructuring Plan for each of the three and six months ended June 30, 2006 and 2005:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

Mobility and Converged Core Networks
For the three months ended March 31, 2006	$1	$2	$—	$3
For the three months ended June 30, 2006	1	—	—	1
Enterprise Solutions and Packet Networks
For the three months ended March 31, 2006	1	2	—	3
For the three months ended June 30, 2006	—	—	—	—
Other	—	—	—	—

Total special charges for the six months ended June 30, 2006	$3	$4	$—	$7

Mobility and Converged Core Networks
For the three months ended March 31, 2005	$11	$1	$1	$13
For the three months ended June 30, 2005	26	30	4	60
Enterprise Solutions and Packet Networks
For the three months ended March 31, 2005	5	7	—	12
For the three months ended June 30, 2005	12	16	1	29
Other	—	—	—	—

Total special charges for the six months ended June 30, 2005	$54	$54	$6	$114

2001 Restructuring Plan

Three and six months ended June 30, 2006
During the three and six months ended June 30, 2006, Nortel recorded revisions of $1 and nil, respectively, related to prior accruals.
The workforce reduction provision balance was drawn down by cash payments of nil and $1 during the three and six months ended June 30, 2006, respectively. The remaining provision is expected to be substantially drawn down by the end of 2006.
During the three and six months ended June 30, 2006, Nortel recorded revisions of $1 and $(1), respectively, for contract settlements and lease costs, respectively. During the three and six months ended June 30, 2006, the provision balance for contract settlement and lease costs was drawn down by cash payments of $16 and $32, respectively. The remaining provision, net of approximately $167 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Three and six months ended June 30, 2005
During the three and six months ended June 30, 2005, Nortel recorded revisions of $3 and $(8), respectively, related to prior accruals.
The workforce reduction provision balance was drawn down by cash payments of $2 and $4 during the three and six months ended June 30, 2005, respectively.
During the three and six months ended June 30, 2005, Nortel recorded revisions of $1 and $1, respectively, for contract settlements and lease costs. During the three and six months ended June 30, 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $25 and $65, respectively.
The table below summarizes the total costs estimated to be incurred as a result of the exit activities initiated in 2003, which have met the criteria described in SFAS 146, the balance of these accrued expenses as of June 30, 2006 and the movement in the accrual for the six months ended June 30, 2006. These costs are included in the provision balance above for the 2001 Restructuring Plan as of June 30, 2006.

	Accrued	Costs	Payments	Adjustments	Accrued
	balance as of	during the six	during the six	during the six	balance as
	December 31,	months ended	months ended	months ended	of June 30,
	2005	June 30, 2006	June 30, 2006	June 30, 2006	2006

Lease costs(a)	$25	$—	$(10)	$4	$19

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $69, of which $25 was drawn down by cash payments of $22 and non-cash adjustments of $3 prior to January 1, 2006.

2001 Restructuring Plan — by Segment
The following table outlines special charges incurred by segment related to the 2001 Restructuring Plan for the three and six months ended June 30, 2006 and 2005:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

Mobility and Converged Core Networks
For the three months ended March 31, 2006	$1	$(1)	$—	$—
For the three months ended June 30, 2006	—	—	—	—
Enterprise Solutions and Packet Networks
For the three months ended March 31, 2006	—	(1)	—	(1)
For the three months ended June 30, 2006	—	1	—	1
Other	—	—	—	—

Total special charges for the six months ended June 30, 2006	$1	$(1)	$—	$—

Mobility and Converged Core Networks
For the three months ended March 31, 2005	$(1)	$—	$—	$(1)
For the three months ended June 30, 2005	(1)	1	3	3
Enterprise Solutions and Packet Networks
For the three months ended March 31, 2005	(2)	—	(8)	(10)
For the three months ended June 30, 2005	(1)	—	1	—
Other	—	—	—	—

Total special charges for the six months ended June 30, 2005	$(5)	$1	$(4)	$(8)

As described in note 5, segment Management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
7.     Income taxes
During the six months ended June 30, 2006, Nortel recorded a tax expense of $50 on earnings from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $235. The tax expense of $50 is primarily related to the drawdown of Nortel’s deferred tax assets and current tax provisions in certain taxable jurisdictions, including tax adjustments of $13 related to prior tax positions taken in the United Kingdom (“U.K.”), and various corporate minimum and other taxes, partially offset by the recognition of R&D related incentives.
During the six months ended June 30, 2005, Nortel recorded a tax expense of $7 on a loss from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $102. The tax expense of $7 is primarily related to the drawdown of Nortel’s deferred tax assets and current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes, partially offset by the recognition of R&D related incentives.
As of June 30, 2006, Nortel’s net deferred tax assets were $3,969, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carry forwards and tax credit carry forwards.
In accordance with SFAS 109, Nortel reviews all available positive and negative evidence to evaluate the recoverability of the deferred tax assets. This includes a review of such evidence as the carry forward periods of the significant tax assets, Nortel’s history of generating taxable income in its material tax jurisdictions, Nortel’s cumulative profits or losses in recent years, and Nortel’s forecast of earnings in its material jurisdictions. On a jurisdictional basis, Nortel is in a cumulative loss position in certain of its material jurisdictions. For these jurisdictions, Nortel continues to maintain a valuation allowance against a portion of its deferred income tax assets. Nortel has concluded that it is more likely than not that the remaining deferred tax assets in these jurisdictions will be realized.
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
Nortel had previously entered into Advance Pricing Arrangements (“APAs”) with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities of the U.S., Canada and the U.K. that applied to the taxation years beginning in 2001. The APA requests are currently under consideration by the tax authorities and discussions have begun to negotiate the terms of the arrangements. Nortel has applied the transfer pricing methodology proposed in the APA requests in preparing its tax returns and accounts beginning in 2001. Nortel has requested that the APA be extended to cover 2005.
The outcome of the APA applications is uncertain and possible allocation of losses, as they relate to the APA negotiations, cannot be determined at this time. However, Nortel does not believe it is probable that the ultimate resolution of these negotiations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. Despite Nortel’s current belief, if this matter is resolved unfavorably, it could have a material adverse effect on Nortel’s consolidated financial position, results of operations and cash flows.
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
On June 27, 2006 Nortel announced changes to its North American pension plans effective January 1, 2008. Nortel will move employees currently enrolled in its defined benefit pension plans to defined contribution plans. In addition, Nortel will eliminate post-retirement healthcare benefits for employees who are not age 50 with five years service as of July 1, 2006. The announcement of these changes had no financial impact on Nortel’s pension or post-retirement obligation or related expense as at and for the three months ended June 30, 2006 as Nortel uses September 30 as its annual measurement date for its pension and post-retirement benefit obligations and accordingly recognizes the accounting effects for any plan amendments based on a one-quarter lag. It is expected that these changes will impact Nortel’s unfunded pension liability commencing September 30, 2006.
The following details the net pension expense, all related to continuing operations, for the defined benefit plans for the three and six months ended:

	Three months		Six months
	ended June 30,		ended June 30,

	2006	2005	2006	2005

Pension expense:
Service cost	$36	$30	$71	$65
Interest cost	116	114	229	230
Expected return on plan assets	(115)	(107)	(228)	(216)
Amortization of prior service cost	1	1	2	2
Amortization of net losses (gains)	32	25	63	48
Curtailment, contractual and special termination losses (gains)	8	13	9	25

Net pension expense	$78	$76	$146	$154

The following details the net cost components, all related to continuing operations, of post-retirement benefits other than pensions for the three and six months ended:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2006	2005	2006	2005

Post-retirement benefit cost:
Service cost	$3	$2	$5	$4
Interest cost	10	11	21	21
Amortization of prior service cost	(1)	(1)	(2)	(2)

Net post-retirement benefit cost	$12	$12	$24	$23

During the six months ended June 30, 2006, contributions of $162 were made to the defined benefit plans and $19 to the post-retirement benefit plans. Nortel expects to contribute an additional $191 in 2006 to the defined benefit pension plans

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
for a total contribution of $353 and an additional $16 in 2006 to the post-retirement benefit plans for a total contribution of $35.
9.     Acquisitions, divestitures and closures

Acquisitions

Tasman Networks Inc.
On February 24, 2006, Nortel acquired 100% of the common and preferred shares of Tasman Networks, for approximately $99 in cash and assumed liabilities. Tasman Networks is an established networking company that provides a portfolio of secure enterprise routers, which will enable Nortel access to low-latency technology to handle packets in secure enterprise environments.
Nortel acquired the assets, certain assumed liabilities and the employees related to the business of Tasman Networks. The aggregate purchase price for Tasman Networks was approximately $99, including estimated costs of acquisition of $6. The purchase price allocation of $99 includes approximately $43 of goodwill acquired, $58 of intangible assets acquired and $2 in net liabilities assumed. The allocation of the purchase price is based on management’s current best estimate of the relative values of the assets acquired and liabilities assumed in Tasman Networks.
The following table sets out the preliminary purchase price allocation information for Tasman Networks:

Purchase price	$99

Assets acquired:
Cash and cash equivalents	$1
Accounts receivable — net	2
Inventories — net	1
Other current assets	1
Plant and equipment — net	1
Intangible assets — net	58
Goodwill	43

107

Less liabilities assumed:
Trade and other accounts payable	3
Other accrued liabilities	5

8

Fair value of net assets acquired	$99

The preliminary estimates of the fair values and amortization periods of the intangible assets acquired are as follows:

	Fair		Amortization
	Value		Period (years)

Existing router technology	$19		10
Access router technology	16		7
In-process research and development	16	(a)	—
Non-contractual customer relationships	7		8

Total intangible assets	$58

(a)	Nortel expensed $16 for in-process research and development in the second quarter of 2006.
The results of operations of Tasman Networks have been consolidated into Nortel’s results of operations as of February 24, 2006, and were not material to Nortel’s consolidated results of operations.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

LG-Nortel Co. Ltd. Joint Venture
On November 3, 2005, Nortel entered into a joint venture with LG Electronics Inc. (“LG”) named LG-Nortel Co. Ltd. (“LG-Nortel”). Although the valuations have not yet been finalized related to the preliminary allocation of the $155 aggregate purchase price, during the second quarter of 2006 Nortel identified certain LG-Nortel projects that may include in-process research and development (“IPR&D”). Once the valuations are finalized, Nortel expects to record an expense for the fair value of the IPR&D.

Divestitures

Manufacturing operations
In 2004, Nortel entered into an agreement with Flextronics regarding the divestiture of substantially all of Nortel’s remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets. Nortel and Flextronics have also entered into a four-year supply agreement for manufacturing services (whereby after completion of the transaction, Flextronics will manage approximately $2,500 of Nortel’s annual cost of revenues) and a three-year supply agreement for design services. Commencing in the fourth quarter of 2004 and throughout 2005, Nortel completed the transfer to Flextronics of certain of Nortel’s optical design activities in Ottawa, Canada and Monkstown, Northern Ireland and the manufacturing activities in Montreal, Canada and Chateaudun, France. In the second quarter of 2006, Nortel completed the transfer of the manufacturing operations and related assets including product integration, testing, repair and logistics operations of its Calgary, Canada manufacturing operations to Flextronics, representing the final transfer of Nortel’s manufacturing and related operations to Flextronics.
The agreement with Flextronics resulted in the transfer of approximately 2,100 employees to Flextronics. Nortel expects gross cash proceeds of approximately $600, of which approximately $450 has been received as of June 30, 2006, partially offset by cash outflows incurred to date and expected to be incurred in 2006 attributable to direct transaction costs and other costs associated with the transaction. These proceeds will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. Any net gain on the sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.
As of June 30, 2006, Nortel had transferred approximately $406 of inventory and equipment to Flextronics relating to the transfer of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal, Chateaudun and Calgary and recorded deferred income of approximately $36. As Flextronics has the ability to exercise rights to sell back to Nortel certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective transfer date, Nortel has retained these assets on its balance sheet to the extent they have not been consumed as part of ongoing operations as at June 30, 2006. Nortel does not expect that rights will be exercised with respect to any material amount of inventory and/or equipment.
10.     Long-term debt, credit and support facilities
As a result of the delayed filing of Nortel’s and NNL’s 2005 Annual Reports and Nortel’s and NNL’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2006 (the “2006 First Quarter Reports”) with the SEC, Nortel and NNL were not in compliance with their obligations to deliver their respective SEC filings to the trustees under Nortel’s and NNL’s public debt indentures. With the filing of the 2006 First Quarter Reports with the SEC and the delivery of the 2006 First Quarter Reports to the trustees under Nortel’s and NNL’s public debt indentures, Nortel and NNL became compliant with their delivery obligations under the public debt indentures. Approximately $350 of notes of NNL (or its subsidiaries) and $1,800 of convertible debt securities of Nortel were outstanding under such indentures as of June 30, 2006.

Credit facility
On February 14, 2006, Nortel’s indirect subsidiary, Nortel Networks Inc. (“NNI”), entered into a new one-year credit facility in the aggregate principal amount of $1,300 (the “2006 Credit Facility”). This facility consisted of (i) a senior secured one-year term loan facility in the amount of $850 (the “Tranche A Term Loans”), and (ii) a senior unsecured one-year term loan facility in the amount of $450 (the “Tranche B Term Loans”). The Tranche A Term Loans were

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
secured equally and ratably with NNL’s obligations under the EDC Support Facility (as defined below) and NNL’s 6.875% Bonds due 2023 by a lien on substantially all of the U.S. and Canadian assets of NNL and the U.S. assets of NNI. The Tranche A Term Loans were secured equally and ratably with NNL’s obligations under the EDC Support Facility by a lien on substantially all of Nortel’s U.S. and Canadian assets. The Tranche A Term Loans and Tranche B Term Loans were guaranteed by Nortel and NNL, and NNL’s obligations under the EDC Support Facility were also guaranteed by Nortel and NNI, in each case until the maturity or prepayment of the 2006 Credit Facility. The 2006 Credit Facility was drawn down in the full amount on February 14, 2006, and Nortel used the net proceeds primarily to repay the outstanding $1,275 aggregate principal amount of NNL’s 6.125% notes that matured on February 15, 2006.
The 2006 Credit Facility contained covenants that limited Nortel’s ability to create liens on its assets and the assets of substantially all of its subsidiaries in excess of certain permitted amounts and limited its ability and the ability of substantially all of its subsidiaries to merge, consolidate or amalgamate with another person. Payments of dividends on the outstanding preferred shares of NNL and payments under the Proposed Class Action Settlement (as defined in note 18) were permitted. NNI was required to prepay the facility in certain circumstances, including in the event of certain debt or equity offerings or asset dispositions of collateral by Nortel, NNL or NNI.
In the second quarter of 2006, Nortel entered into amendment and waiver agreements with the lenders under the 2006 Credit Facility and with EDC under the EDC Support Facility. The amendment and waiver agreements, among other things, waived the events of default that had occurred under the facilities due to the need to restate and make adjustments to Nortel’s and NNL’s financial results for prior periods as well as the delay that occurred in filing Nortel’s and NNL’s 2005 Annual Reports and extended the required filing date of Nortel’s and NNL’s 2006 First Quarter Reports under the 2006 Credit Facility and the EDC Support Facility. The amendment and waiver under the 2006 Credit Facility removed a covenant requiring Nortel to achieve a minimum Adjusted EBITDA (generally defined as consolidated earnings, before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other non-recurring charges and gains) and amended a covenant to require that Nortel’s consolidated unrestricted cash and cash equivalents exceed $1,250 at all times and $1,500 on the last day of each fiscal quarter (amended from $1,000 required at all times). The amendment and waiver to the 2006 Credit Facility also made certain adjustments to the restrictions on the incurrence of liens and the provisions determining the percentage of lenders required to amend or waive the terms of the 2006 Credit Facility. Nortel also entered into a further amendment of the 2006 Credit Facility to modify the interest rate applicable to the Tranche A Term Loans and the Tranche B Term Loans. Loans would bear interest at either the “Base Rate” (defined as the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5% and the prime commercial lending rate of JPMorgan Chase Bank, N.A., established from time to time) or the reserve-adjusted London Interbank Offered Rate (“LIBOR”), in either case plus the Applicable Margin. The amendment revised the definition of “Applicable Margin” contained in the 2006 Credit Facility to mean 200 basis points in the case of Tranche A Term Loans that are LIBOR loans (amended from 225 basis points), 100 basis points in the case of Tranche A Term Loans that are Base Rate loans (amended from 125 basis points), 325 basis points in the case of Tranche B Term Loans that are LIBOR loans (amended from 300 basis points), and 225 basis points in the case of Tranche B Term Loans that are Base Rate loans (amended from 200 basis points). As of June 30, 2006, the Tranche A Term Loans had an interest rate of 7.375% and the Tranche B Term Loans had an interest rate of 8.625%.
On July 5, 2006, NNL completed a $2,000 senior notes offering and refinanced the 2006 Credit Facility. As a result, the 2006 Credit Facility has been classified under long-term debt. For additional information see note 19.

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
Effective October 24, 2005, NNL and EDC amended and restated the EDC Support Facility to maintain the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments, and the extension of the maturity date of the EDC Support Facility for an additional year to December 31, 2007. In connection with this amendment, all guarantee and security agreements previously guaranteeing or securing the obligations of Nortel and its subsidiaries under the EDC Support Facility and Nortel’s public debt securities of Nortel

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
and its subsidiaries were terminated and the assets of Nortel and its subsidiaries pledged under the security agreements were released in full. EDC also agreed to provide future support under the EDC Support Facility on an unsecured basis and without the guarantees of NNL’s subsidiaries provided that, should NNL or its subsidiaries incur or guarantee certain indebtedness in the future above agreed thresholds of $25 in North America and $100 outside of North America, equal and ratable security and/or guarantees of NNL’s obligations under the EDC Support Facility will be required at that time.
The delayed filing of Nortel’s and NNL’s 2005 Annual Reports and 2006 First Quarter Reports with the SEC, and delayed delivery of such reports to the trustees under Nortel’s and NNL’s public debt indentures and to EDC under the EDC Support Facility gave EDC the right to (i) terminate its commitments under the EDC Support Facility, relating to certain of Nortel’s performance related obligations arising out of normal course business activities, and (ii) exercise certain rights against the collateral pledged under related security agreements or require NNL to cash collateralize all existing support. With the filing and delivery to EDC and to the trustees under Nortel’s and NNL’s public debt indentures, of the 2005 Annual Reports and the 2006 First Quarter Reports and obtaining the amendment and waiver as described above, NNL became compliant with Nortel’s and NNL’s obligations under the EDC Support Facility.
As of June 30, 2006, there was approximately $194 of outstanding support utilized under the EDC Support Facility, approximately $147 of which was outstanding under the revolving small bond sub-facility.
In connection with the $2,000 senior notes offering referenced above, NNL, NNI and EDC entered into a new guarantee agreement dated July 4, 2006 by which NNI agreed to guarantee NNL’s obligations under the EDC Support Facility during such time that such senior notes are guaranteed by NNI. See note 19 for more information on the $2,000 senior notes offering.
11.     Guarantees
Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 defines a guarantee as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel’s outstanding guarantees as of June 30, 2006 is provided below:

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
In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten-year period ending December 31, 2007. The maximum

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
amount that Nortel may be required to pay under the volume guarantee as of June 30, 2006 is $10. A liability of $8 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of June 30, 2006.

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
The nature of the intellectual property indemnification obligations generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel has not made any significant indemnification payments under such agreements. As of June 30, 2006, Nortel had no intellectual property indemnification obligations for which compensation would be required.

(c) Lease agreements
Nortel has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $42 as of June 30, 2006. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.
Historically, Nortel has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d) Third party debt agreements
From time to time, Nortel guarantees the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. Under most such arrangements, the Nortel guarantee is secured, usually by the assets being purchased or financed. As of June 30, 2006, Nortel had no third party debt agreements that would require it to make any debt payments for its customers.

(e) Indemnification of lenders and agents under credit facilities and EDC Support Facility
Nortel has agreed to indemnify the banks and their agents under its credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs or reduce their return and from any legal action brought against the banks or their agents related to the use of loan proceeds. Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. This indemnification generally applies to issues that arise during the term of the EDC Support Facility.
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
Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of June 30, 2006, Nortel had approximately $284 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2006, or collection of the receivable amounts by the counterparty.
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
On March 17, 2006, in connection with the Proposed Class Action Settlement, Nortel announced that Nortel and the lead plaintiffs reached an agreement on the related insurance and corporate governance matters including Nortel’s insurers agreeing to pay $228.5 in cash towards the settlement and Nortel agreeing with their insurers to certain indemnification obligations. Nortel believes that these indemnification obligations would be unlikely to materially increase its total cash payment obligations under the Proposed Class Action Settlement, as defined in note 18. The insurance payments would not reduce the amounts payable by Nortel or NNL as disclosed in this report.

Product warranties
The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of June 30, 2006:

Balance as of December 31, 2005	$208
Payments	(140)
Warranties issued	138
Revisions	5

Balance as of June 30, 2006	$211

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
12.     Commitments
During the first half of 2006, Nortel fulfilled a $232 purchase commitment, which existed at December 31, 2005.

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
The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of the following dates:

	June 30,	December 31,
	2006	2005

Bid and performance related bonds(a)	$242	$222
Other bonds(b)	40	44

Total bid, performance related and other bonds	$282	$266

(a)	Net of restricted cash and cash equivalent amounts of $25 and $36 as of June 30, 2006 and December 31, 2005, respectively.

(b)	Net of restricted cash and cash equivalent amounts of $614 and $31 as of June 30, 2006 and December 31, 2005, respectively.

Venture capital financing
Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $26 as of June 30, 2006. These commitments expire at various dates through 2012.
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
technology purpose supports such financing. The following table sets forth customer financing related information and commitments, excluding discontinued operations, as of the following dates:

	June 30,	December 31,
	2006	2005

Drawn and outstanding — gross	$46	$51
Provisions for doubtful accounts	(37)	(35)

Drawn and outstanding — net(a)	9	16
Undrawn commitments	51	50

Total customer financing	$60	$66

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.
During the six months ended June 30, 2006 and 2005, net customer financing bad debt expense as a result of settlements and adjustments to other existing provisions was not significant.
During the six months ended June 30, 2006, Nortel did not enter into any new agreements to restructure and/or settle customer financing and related receivables. During the six months ended June 30, 2005, Nortel entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, Nortel received cash consideration of approximately $110 ($36 of the proceeds was included in discontinued operations), to settle outstanding receivables with a net carrying value of $100 ($33 of the net carrying value was included in discontinued operations). As of June 30, 2006, all undrawn commitments were available for funding under the terms of the financing agreements.

Consolidation of variable interest entities
Certain lease financing transactions of Nortel were structured through single transaction variable interest entities (“VIEs”) that did not have sufficient equity at risk as defined in FIN 46R “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). Nortel consolidates one VIE for which Nortel was considered the primary beneficiary following the guidance of FIN 46, on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs debt, which represented the majority of the risks associated with the respective VIEs activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. As of June 30, 2006, Nortel’s consolidated balance sheet included $86 of long-term debt and $86 of plant and equipment — net related to this VIE. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.
On June 3, 2005, Nortel acquired NGS, a VIE, for which Nortel was considered the primary beneficiary under FIN 46R. The consolidated financial results of Nortel include NGS’s operating results from the date of the acquisition.
On November 2, 2005, Nortel formed LG-Nortel, a joint venture with LG, which is a VIE. Nortel is considered the primary beneficiary under FIN 46R. No creditor of the entity has recourse to Nortel. This entity’s financial results have been consolidated from the date of formation.
Nortel consolidates certain assets and liabilities held in an employee benefit trust in Canada, a VIE, for which Nortel was considered the primary beneficiary under FIN 46R.
As of June 30, 2006, Nortel did not have any variable interests related to transfers of financial assets. Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of June 30, 2006, none of these other interests or arrangements were considered significant variable interests and, therefore, were not disclosed in the financial statements.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
14.     Earnings (loss) per common share
The following table details the weighted-average number of Nortel Networks Corporation common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the three and six months ended:

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005(a)	2006	2005(a)

(Number of common shares in millions)
Basic weighted-average shares outstanding:
Issued and outstanding	4,339	4,273	4,339	4,273
Prepaid forward purchase contracts(b)	—	65	—	65

Basic weighted-average shares outstanding	4,339	4,338	4,339	4,338

Weighted-average shares dilution adjustments:
Dilutive stock options	1	—	3	—

Diluted weighted-average shares outstanding	4,340	4,338	4,342	4,338

Weighted-average shares dilution adjustments — exclusions:
Stock options	326	287	324	287
4.25% Convertible Senior Notes	180	180	180	180

(a)	As a result of the net loss from continuing operations for the three and six months ended June 30, 2005, all potential dilutive securities were considered anti-dilutive.
(b)	The impact of the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted-average basis was nil and 65 for the six months ended June 30, 2006 and 2005, respectively. As of December 31, 2005, the remaining 3,840 forward purchase contracts outstanding were settled by the holders.
15.     Comprehensive income (loss)
The following are the components of comprehensive income (loss), net of tax, for the three and six months ended:

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

Net earnings (loss)	$366	$(33)	$199	$(137)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment	117	(95)	145	(162)
Unrealized gain (loss) on investments — net(a)	(34)	(16)	(16)	(23)
Minimum pension liability adjustment — net	—	—	(1)	2
Unrealized derivative gain (loss) on cash flow hedges — net(b)	9	(11)	3	(19)

Comprehensive income (loss)	$458	$(155)	$330	$(339)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil and nil for the three and six months ended June 30, 2006 and 2005, respectively.
(b)	During the three and six months ended June 30, 2006, $5 and $9, respectively, of net derivative gains (losses) were reclassified to other income — net. During the three and six months ended June 30, 2005, $5 and $13, respectively, of net derivative gains (losses) were reclassified to other income — net. Nortel estimates that $10 of net derivative gains (losses) included in accumulated other comprehensive income (loss) will be reclassified into net earnings (loss) within the next 12 months.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
16.     Capital stock and stock-based compensation plans

Common shares
Nortel Networks Corporation is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares included in shareholders’ equity consisted of the following as of the following dates:

	Number	$

(Number of common shares in thousands)
Common shares:
Balance as at December 31, 2005	4,339,163	$33,932
Shares issued pursuant to:
Stock option plans	206	—

Balance as at June 30, 2006	4,339,369	$33,932

Stock options
Prior to 2005, Nortel granted options to purchase Nortel Networks Corporation common shares under two existing stock option plans, the Nortel Networks Corporation 2000 Stock Option Plan (“2000 Plan”) and the Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (“1986 Plan”). Under these two plans, options to purchase Nortel Networks Corporation common shares could be granted to employees and, under the 2000 Plan, options could be also granted to directors of Nortel. The options under both plans entitle the holders to purchase one common share at a subscription price of not less than 100% of market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Generally, options granted prior to 2003 vest 33 1/3% on the anniversary date of the grant for three years. Commencing in 2003, options granted generally vest 25% each year over a four-year period on the anniversary date of the grant. The committee of the Board of Directors of Nortel that administers both plans generally has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the term of an option exceed ten years. Nortel meets its obligations under both plans by issuing Nortel Networks Corporation common shares. Common shares remaining available for grant after December 31, 2005 under the 2000 Plan and the 1986 Plan (and common shares that become available upon expiration or termination of options granted under such plans) have been rolled-over to the Nortel 2005 Stock Incentive Plan (“SIP”) effective January 1, 2006.
During 2005, the shareholders of Nortel approved the SIP stock-based compensation plan, which permits grants of stock options, including incentive stock options, stock appreciation rights (“SARs”), Performance Stock Units (“PSUs”) and Restricted Stock Units (“RSUs”). Stock options granted under the SIP may be granted only to employees of Nortel. The subscription price for each share subject to an option shall not be less than 100% of the market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. The options to be granted generally vest 25% each year over a four-year period on the anniversary date of the grant. The committee of the Board of Directors of Nortel that administers the SIP generally has the discretion to vary the period during which the holder has the right to exercise options, but in no case shall options granted become exercisable within the first year, and in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years. Nortel meets its obligations under the SIP by issuing Nortel Networks Corporation common shares.
Stand-alone SARs or SARs in tandem with options may be granted under the SIP. Upon the exercise of a vested SAR, a holder will be entitled to receive payment of an amount equal to the excess of the market value of a common share of Nortel Networks Corporation on the date of exercise over the subscription or base price under the SAR. On the exercise of a tandem SAR, the related option shall be cancelled. As of June 30, 2006 and December 31, 2005, there were no SARs outstanding.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As of June 30, 2006, the maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of Nortel under each of the 1986 Plan, 2000 Plan and SIP is as follows:

Maximum

(Number of common
shares in thousands)
1986 Plan
Issuable to employees(a)	469,718
2000 Plan
Issuable to non-employee directors	500
Issuable to employees	94,000
SIP
Issuable to employees	122,000

(a)	As of June 30, 2006, the maximum number of Nortel Networks Corporation common shares with respect to which options may be granted in any given year under the 1986 Plan is three percent of Nortel Networks Corporation common shares issued and outstanding at the commencement of the year, subject to certain adjustments.
In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established that applies to both the 1986 Plan and the 2000 Plan. Under that program, a participant was granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of a common share of Nortel Networks Corporation on the date of grant and the replacement options have an exercise price equal to the market value of a common share of Nortel Networks Corporation on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of Nortel Networks Corporation at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes and brokerage costs associated with the exercise of the initial options. No Key Contributor Program options were granted for the six months ended June 30, 2006 and 2005, respectively, under either stock option plan.
During the six months ended June 30, 2006, approximately 390,488 Nortel Networks Corporation common shares were issued pursuant to the exercise of stock options granted under the 1986 Plan and 168,484 Nortel Networks Corporation common shares were issued pursuant to the exercise of stock options granted under the 2000 Plan. During the six months ended June 30, 2006, approximately 38,907,660 stock options, 7,310,000 RSUs and 4,310,000 PSUs were granted under the SIP. During the six months ended June 30, 2006, there were no stock options, RSUs or PSUs exercised under the SIP.
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
The following is a summary of the total number of outstanding stock options and the maximum number of stock options available for grant:

		Weighted-
		average	Aggregate
	Outstanding	exercise	intrinsic	Available
	options	price	value	for grant

	(Thousands)		(Thousands)	(Thousands)
Balance at December 31, 2005	302,918	$9.43	$44,553	169,638
Granted options under all stock option plans	38,908	$2.11	$5,059	(50,528	) (a)
Options exercised	(604)	$2.26	$504	—
Options forfeited	(4,385)	$4.38		4,485	(a)
Options expired	(9,737)	$16.09		8,909

Balance at June 30, 2006	327,100	$8.56	$5,474	132,504

(a)	Amount is inclusive of RSUs and PSUs granted or cancelled. The SIP allows for grants of RSUs and PSUs, which reduce the stock options available for grant.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The aggregate intrinsic value for the exercises under all share-based payment arrangements was nil for the six months ended June 30, 2005.
The following table summarizes information about stock options outstanding and exercisable as of June 30, 2006:

	Options outstanding					Options exercisable

			Weighted-
			average	Weighted-				Weighted-
			remaining	average	Aggregate			average	Aggregate
	Number		contractual	exercise	Intrinsic	Number		exercise	Intrinsic
Range of exercise prices	outstanding		life	price	Value	exercisable		price	value

	(Thousands)		(In years)		(Thousands)	(Thousands)			(Thousands)
$0.0084 - $2.3900	84,419		7.9	$2.23	$5,474	34,802		$2.32	$857
$2.3901 - $3.5852	76,479		8.2	$3.02	$—	14,847		$3.18	$—
$3.5853 - $5.3779	6,670		4.5	$5.04	$—	6,653		$5.04	$—
$5.3780 - $8.0670	71,521	(a)	5.2	$6.94	$—	60,658		$6.81	$—
$8.0671 - $12.1006	41,444	(a)	4.0	$9.59	$—	35,575		$9.69	$—
$12.1007 - $18.1510	11,653		1.6	$14.79	$—	11,173		$14.79	$—
$18.1511 - $27.2267	15,522		2.9	$22.74	$—	15,279		$22.77	$—
$27.2268 - $40.8402	9,575		3.0	$33.17	$—	9,565		$33.17	$—
$40.8403 - $61.2605	5,325		2.9	$53.10	$—	5,323		$53.09	$—
$61.2606 - $107.0843	4,492		3.1	$72.86	$—	4,480		$72.84	$—

	327,100		6.1	$8.56	$5,474	198,355	(b)	$11.89	$857

(a)	Included approximately 31,663 stock options granted under the Exchange Program.

(b)	Total number of exercisable options for the periods ended June 30, 2006 and December 31, 2005 were 198,355 and 185,470, respectively.
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on Nortel’s closing stock price of $2.24 as of June 30, 2006, which would have been received by the stock option holders had all stock option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 1,511,609.

Nonvested shares
Nortel’s nonvested share awards consist of options granted under all of Nortel’s stock option plans and RSU and PSU awards granted under the SIP. The fair value of each nonvested share award is calculated using the stock price at the date of grant. A summary of the status of nonvested share awards as of June 30, 2006 and changes during the first six months ended June 30, 2006 is presented below.

	Options		RSU awards		PSU awards

		Weighted-		Weighted-		Weighted-
		average		average		average
		grant date		grant date		grant date
	Shares	fair value	Shares	fair value(a)	Shares	fair value(b)

	(Thousands)		(Thousands)		(Thousands)
Nonvested shares at December 31, 2005	117,448	$4.09	6,972	$3.15	—	$—
Granted	38,908	$2.11	7,310	$2.11	4,310	$2.26
Vested	(23,226)	$4.64	—	$—	—	$—
Forfeited	(4,385)	$4.38	(100)	$2.92	—	$—

Nonvested shares at June 30, 2006	128,745	$3.42	14,182	$2.63	4,310	$2.27

(a)	RSU awards do not have an exercise price therefore grant date weighted average fair value has been calculated.

(b)	PSU awards do not have an exercise price therefore grant date weighted average fair value has been calculated using a Monte Carlo simulation model.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As of June 30, 2006, there was $167 of total unrecognized compensation cost related to Nortel’s nonvested stock options that is expected to be recognized over a weighted average period of 2.9 years.

Restricted stock units and Performance stock units
RSUs and PSUs can be issued under the SIP. RSUs generally become vested based on employment and PSUs generally become vested subject to the attainment of performance criteria. Each RSU or PSU granted under the SIP generally represents one common share of Nortel Networks Corporation. Vested units will generally be settled upon vesting by delivery of a common share of Nortel Networks Corporation for each vested unit or payment of a cash amount equal to the market value of a common share of Nortel Networks Corporation at the time of settlement, as determined in the discretion of the Compensation and Human Resources Committee (formerly the Joint Leadership Resources Committee) (“CHRC”).
The number of RSUs (in millions) granted during the six months ended June 30, 2006 and June 30, 2005, were 7 and nil, respectively. All of the RSUs awarded to executive officers in 2005 and going forward vest in equal installments on the first three anniversary dates of the date of the award. The RSUs awarded in 2005 under the SIP and going forward will be settled in shares at the time of vesting or, in the discretion of the CHRC, cash.
The number of PSUs (in millions) granted during the six months ended June 30, 2006 and June 30, 2005, were 4 and nil, respectively. Vesting and settlement of PSUs at the end of the three year performance period will depend upon the level of achievement of certain performance criteria based on the relative total shareholder return on the common shares of Nortel Networks Corporation compared to the total shareholder return on the common shares of a comparative group of companies included in the Dow Jones Sector Titans -Technology Index (the “Technology Index”). The number of shares to be issued for the vested PSUs are determined based on Nortel’s ranking within the Technology Index and can range from 0% to 200%.
A summary of the total number of outstanding RSU awards granted during the six months ended June 30, 2006 and the changes during the six months ended June 30, 2006 is presented below:

			Weighted
	Outstanding	Weighted-	average
	RSU	average	remaining
	awards	grant date	contractual
	granted	fair value(a)	life

	(Thousands)		(In years)
Balance at December 31, 2005	6,972	$3.15	9.7
Granted RSU awards	7,310	$2.11
Awards exercised	—	$—
Awards forfeited	(100)	$2.92
Awards expired	—	$—

Balance at June 30, 2006	14,182	$2.63	9.6

(a)	RSU awards do not have an exercise price therefore grant date weighted average fair value has been calculated. The grant date fair value for the RSU awards is the stock price on the date of grant.
As of June 30, 2006, there were no vested RSU awards.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
A summary of the total number of outstanding PSU awards granted during the six months ended June 30, 2006 and the changes during the six months ended June 30, 2006 is presented below:

Weighted
	Outstanding	Weighted-	average
	PSU	average	remaining
	awards	grant date	contractual
	granted	fair value(a)	life

	(Thousands)		(In years)
Balance at December 31, 2005	—	$—	—
Granted PSU awards	4,310	$2.26
Awards exercised	—	$—
Awards forfeited	—	$—
Awards expired	—	$—

Balance at June 30, 2006	4,310	$2.27	10.0

(a)	PSU awards do not have an exercise price therefore grant date weighted average fair value has been calculated. The grant date fair value for the PSU awards was determined using a Monte Carlo simulation model.
As of June 30, 2006, there were no vested PSU awards.

Stock-based compensation
Effective January 1, 2006, Nortel adopted SFAS 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Nortel adopted SFAS 123R using the modified prospective transition method and accordingly the results of prior periods have not been restated. This method requires that the provisions of SFAS 123R are generally applied only to share-based awards granted, modified, repurchased or cancelled on January 1, 2006 and thereafter. Nortel voluntarily adopted fair value accounting for share-based awards effective January 1, 2003 (under SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS 123). Using the prospective method, Nortel measured the cost of share-based awards granted or modified on or after January 1, 2003 using the fair value of the award and began recognizing that cost in the consolidated statements of operations over the vesting period. Nortel will recognize the remaining cost of these awards over the remaining service period following the provisions of SFAS 123R. For those grants prior to January 1, 2003, that are nonvested and outstanding as of January 1, 2006, Nortel will recognize the remaining cost of these awards over the remaining service period as required by the new standard.
Nortel did not accelerate the recognition of expense for those awards that applied to retirement eligible employees prior to the adoption of SFAS 123R, but rather expensed those awards over the vesting period. Therefore, an expense of approximately $2 was recognized during the six months ended June 30, 2006, that would have not been recognized had Nortel accelerated recognition of the expense prior to January 1, 2006, the adoption date of SFAS 123R.
SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. As share-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Prior to the adoption of SFAS 123R Nortel recognized forfeitures as they occurred. Nortel recorded a gain of $9 as a cumulative effect of an accounting change, as a result of the change in accounting for forfeitures under SFAS 123R. In Nortel’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, Nortel accounted for forfeitures as they occurred.
In November 2005, the FASB issued FASB FSP No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”). Nortel elected to adopt the alternative transition method to SFAS 123R in accounting for the tax effects of share-based payment awards to employees. The elective method comprises a computational component that establishes a beginning balance of the Additional Paid In Capital (“APIC”) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. As of June 30,

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
2006, the APIC balance was nil, and there were no other material impacts as a result of the adoption of FSP FAS 123R-3.

Pro forma disclosure
Had Nortel applied the fair value based method to all stock-based awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for the three and six months ended:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2005	2005

Net earnings (loss) — reported	$(33)	$(137)
Stock-based compensation — reported	18	36
Stock-based compensation — pro forma(a)	(18)	(43)

Net earnings (loss) — pro forma	$(33)	$(144)

Basic earnings (loss) per common share:
Reported	$(0.01)	$(0.03)
Pro forma	$(0.01)	$(0.03)
Diluted earnings (loss) per common share:
Reported	$(0.01)	$(0.03)
Pro forma	$(0.01)	$(0.03)

(a)	Stock-based compensation — pro forma expense was net of tax of nil.
Stock-based compensation recorded during the three and six months ended was as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2006	2005	2006		2005

Stock-based compensation:
Stock option expense	$27	$18	$41	(b)	$37
RSU expense(a)	1	—	3		—
PSU expense	—	—	—		—
DSU expense(a)	—	—	—		(1)

Total stock-based compensation reported — net of tax	$28	$18	$44		$36

(a)	Compensation related to employer portion of RSUs and Director Stock Units (“DSUs”) was net of tax of nil in each period.

(b)	Includes a reduction of stock option expense of approximately $9, recognized during the first quarter of 2006, to align Nortel’s recognition of stock option forfeitures with the adoption of SFAS 123R.
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following weighted-average assumptions were used in computing the fair value of stock options for purposes of expense recognition and pro forma disclosures, as applicable, for the three and six months ended:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2006	2006

Black-Scholes weighted-average assumptions
Expected dividend yield	0.00%	0.00%
Expected volatility(b)	73.99%	73.99%
Risk-free interest rate(c)	5.01%	5.01%
Expected option life in years(a)	4	4
Weighted-average stock option fair value per option granted	$1.23	$1.23

(a)	The expected term of the options is estimated based on historical grants with similar vesting periods.

(b)	The expected volatility of Nortel’s stock is estimated using the daily historical stock prices over a period equal to the expected term.

(c)	The risk free rate used was the five year government treasury bill rate.
The fair value of RSU awards is the stock price on the date of grant. Nortel estimates the fair value of PSU awards using a Monte Carlo simulation model, consistent with the provisions of SFAS 123R. Certain assumptions used in the model include (but are not limited to) the following for the three and six months ended:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2006	2006

Monte Carlo assumptions
Beta	2.1	2.1
Risk-free interest rate(a)	5.13%	5.13%
Equity risk premium	5.00%	5.00%

(a)	The risk free rate used was the three year government treasury bill rate.
As of June 30, 2006, the annual forfeiture rates applied to the Nortel stock option plans were 13% and 7% for the RSU and PSU awards.
The compensation cost that has been charged against income for Nortel’s share-based award plans was $27 and $41 for the three and six months ended June 30, 2006, respectively, and $18 and $37 for the three and six months ended June 30, 2005, respectively. The total income tax benefit recognized in the statements of operations for stock-based award compensation was nil and nil for the three and six months ended June 30, 2006 and 2005, respectively.
As of June 30, 2006, there was $198 of total unrecognized compensation cost related to Nortel’s stock option plans that is expected to be recognized over a weighted average period of two years. As of June 30, 2006, there was $30 of total unrecognized compensation cost related to Nortel’s RSU awards granted which is expected to be recognized over a weighted average period of three years. As of June 30, 2006, there was $9 of total unrecognized compensation cost related to Nortel’s PSU awards granted which is expected to be recognized over a weighted average period of three years.
Cash received from exercise under all share-based payment arrangements was $1 for the six months ended June 30, 2006 and $1 for the six months ended June 30, 2005. Tax benefits realized by Nortel related to these exercises were nil and nil, for the six months ended June 30, 2006 and 2005, respectively.
During the six months ended June 30, 2006, 38,907,660 stock options, 7,310,000 RSUs and 4,310,000 PSUs were granted.

Suspension of Nortel Stock based compensation plans
As a result of Nortel’s March 10, 2006 announcement that it and NNL would have to delay the filing of its 2005 Annual Reports, Nortel suspended, as of March 10, 2006, the grant of any new equity and exercise or settlement of previously outstanding awards under the SIP; the purchase of Nortel Networks Corporation common shares under the stock purchase

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the 2000 Plan and the 1986 Plan, or the exercise of outstanding options granted under employee stock option plans previously assumed by Nortel in connection with mergers and acquisitions; and the purchase of units in a Nortel Networks stock fund or purchase of Nortel Networks Corporation common shares under defined contribution and investment plans. In the second quarter Nortel lifted the suspension on the stock based compensation plans, upon its compliance with the U.S. and Canadian regulatory securities filing requirements with the filing of Nortel’s 2006 First Quarter Reports.
17.     Related party transactions
In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel’s significant influence and with joint ventures of Nortel. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.
Transactions with related parties for the three and six months ended are summarized as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues	$3	$—	$5	$—

Purchases:
Bookham	$9	$2	$12	$6
LG Electronics Inc.(a)	58	—	111	—
Sasken Communications Technology Ltd.(b)	9	2	17	2
Other	12	—	21	—

Total	$88	$4	$161	$8

(a)	LG holds a minority interest in LG-Nortel. Nortel’s purchases relate primarily to certain inventory related items. As of June 30, 2006, accounts payable to LG were $50, compared to $18 as at December 31, 2005.

(b)	Nortel currently owns a minority interest in Sasken Communications Technology Ltd. (“Sasken”). Nortel’s purchases from Sasken relate primarily to software and other software development related purchases. As of June 30, 2006, accounts payable to Sasken were $2, compared to $2 as at December 31, 2005.
As of June 30, 2006 and December 31, 2005, accounts receivable from related parties were $8 and $8, respectively. As of June 30, 2006 and December 31, 2005, accounts payable to related parties were $55 and $26, respectively.
Nortel purchases certain inventory for its Enterprise Solutions and Packet Networks business from Bookham, Inc. (“Bookham”), a related party due to Nortel’s equity interest in Bookham. Bookham is a supplier of key optical components to Nortel’s optical networks solutions in its Enterprise Solutions and Packet Networks segment. As of June 30, 2006 and December 31, 2005, accounts payable to Bookham were nil and nil, respectively.
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
On February 16, 2005, a motion for authorization to institute a class action on behalf of residents of Québec, who purchased Nortel securities between January 29, 2004 and March 15, 2004, was filed in the Québec Superior Court naming Nortel as a defendant (the “Québec II Action”). The motion alleged that Nortel made misrepresentations about 2003 financial results.
On March 9, 2005, Nortel and certain of its current and former officers and directors and its auditors were named as defendants in a purported class action proceeding filed in the Ontario Superior Court of Justice, Commercial List, on behalf of all Canadian residents who purchased Nortel Networks Corporation securities from April 24, 2003 to April 27, 2004 (the “Ontario II Action”). This lawsuit alleged, among other things, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with Nortel’s 2003 financial results and seeks damages of Canadian $3,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action.
On September 30, 2005, Nortel announced that a mediator had been jointly appointed by the two U.S. District Court Judges presiding over the Nortel I Class Action and the Nortel II Class Action to oversee settlement negotiations between Nortel and the lead plaintiffs in these two actions. The appointment of the mediator was pursuant to a request by Nortel and the lead plaintiffs for the Courts’ assistance to facilitate the possibility of achieving a global settlement regarding these actions. The settlement discussions before the mediator were confidential and non-binding on the parties without prejudice to their respective positions in the litigation. The mediator, United States District Court Judge the Honorable Robert W. Sweet, is not presiding over either of these actions. On February 8, 2006, Nortel announced that, as a result of this mediation process, Nortel and the lead plaintiffs in the Nortel I Class Action and the Nortel II Class Action reached an agreement in principle to settle these lawsuits (the “Proposed Class Action Settlement”).
The Proposed Class Action Settlement would be part of, and was conditioned on, Nortel reaching a global settlement encompassing all pending shareholder class actions and proposed shareholder class actions commenced against Nortel and certain other defendants following Nortel’s announcement of revised financial guidance during 2001, and Nortel’s revision of its 2003 financial results and restatement of other prior periods, including, without limitation, the Nortel I Class Action, the Nortel II Class Action, the Ontario Claim, the Québec I Action, the British Columbia Action, the Québec II Action and the Ontario II Action.
The Proposed Class Action Settlement was also conditioned on Nortel and the lead plaintiffs reaching agreement on corporate governance related matters and the resolution of insurance related issues. On March 17, 2006, Nortel announced that it and the lead plaintiff had reached such an agreement with Nortel’s insurers agreeing to pay $228.5 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that these indemnification obligations would be unlikely to materially increase its total cash payment obligations under the Proposed Class Action Settlement. The insurance payments would not reduce the amounts payable by Nortel as noted below. Nortel also agreed to certain corporate governance enhancements, including the codification of certain of its current governance practices in its Board of Directors written mandate and the inclusion in its annual proxy circular and proxy statement of a report on certain of its other governance practices. On June 21, 2006, Nortel reached an agreement with the lead plaintiffs on the corporate governance related matters.
Under the terms of the Proposed Class Action Settlement, Nortel would make a payment of $575 in cash, issue 628,667,750 of Nortel Networks Corporation common shares (representing 14.5% of Nortel’s equity as of February 7, 2006), and contribute one-half of any recovery in Nortel’s existing litigation against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
payments made to them under Nortel’s bonus plan in 2003. On June 1, 2006, Nortel placed $575 plus related interest of $5 into escrow and classified this amount as restricted cash as of June 30, 2006. In addition, Nortel’s insurers agreed to pay $228.5 in cash towards the settlement. Nortel has recorded an asset of $228.5 to reflect the insurance proceeds with an offsetting increase in the shareholder litigation settlement provision included in other accrued liabilities. On April 3, 2006, the insurance proceeds were placed in escrow by the insurers. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Proposed Class Action Settlement would be adjusted accordingly. The total settlement amount would include all plaintiffs’ court-approved attorneys’ fees. As a result of the Proposed Class Action Settlement, Nortel has established a litigation provision and recorded a charge to its full-year 2005 financial results of $2,474 (net of insurance proceeds), and a reduction of the expense of $510 and $491 for the three and six months ended June 30, 2006 respectively, to reflect the fair value mark-to-market adjustment of the Nortel Networks Corporation common shares. Of the total net shareholder lawsuit charges recorded as of the six months ended June 30, 2006, $575 relates to the proposed cash portion of the Proposed Class Action Settlement, while $1,408 relates to the proposed equity component and will continue to be adjusted in future quarters based on the fair value of the Nortel Networks Corporation common shares issuable until the finalization of the settlement. Any change to the terms of the Proposed Class Action Settlement would likely result in an adjustment to the litigation provision.
On June 21, 2006, Nortel announced that it entered into stipulations and agreements of settlement with the lead plaintiffs and an agreement with the plaintiffs in the Canadian actions with respect to the Proposed Class Action Settlement. The settlement remains conditioned, among other things, on receipt of all required court, securities regulatory and stock exchange approvals. The Proposed Class Action Settlement and related litigation provision do not relate to ongoing regulatory and criminal investigations and do not encompass the Employee Retirement Income Security Act (“ERISA”) action filed in December 2001, the application in Canada for leave to commence a shareholders’ derivative action against certain current and former officers and directors of Nortel filed in December 2005 and the Ontario I Action against Nortel and certain current and former directors and certain former officers, each as described in this note.
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
A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Nortel Networks Corporation common shares, under the ERISA for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the Nortel Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004. On June 17, 2005, the plaintiffs filed a Second Amended Consolidated Class Action Complaint that added additional current and former directors, officers and employees as defendants and alleged breach of fiduciary duty on behalf of the Plan and as a purported class action on behalf of participants and beneficiaries of the Plan who held shares of the Nortel Networks Stock Fund during the period from March 7, 2000 through June 17, 2005. On July 8, 2005, the defendants filed a Renewed Motion to Dismiss Plaintiffs’ Second Amended Class Action Complaint. On July 29, 2005, plaintiffs filed an opposition to the motion, and defendants filed a reply memorandum on August 12, 2005. On March 30, 2006, the defendants filed an additional motion to dismiss raising the jurisdictional challenge that all former plan participants, including one of the named plaintiffs, lack standing to assert a claim under ERISA. On April 17, 2006, the plaintiffs filed a motion to strike this motion to dismiss. On May 5, 2006, the defendants filed a reply brief in support of this motion to dismiss.
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
Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 and the related fair value adjustments, which Nortel has recorded in its 2005 and first half 2006 financial results, respectively, as a result of the Proposed Class Action Settlement, Nortel has not made any provisions for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims and investigations. Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition or liquidity of Nortel. Except for matters encompassed by the Proposed Class Action Settlement, Nortel intends to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgement it would be in the best interest of shareholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of June 30, 2006, the accruals on the consolidated balance sheet for environmental matters were $29. Based on information available as of June 30, 2006, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.
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
19.     Subsequent events

Senior notes offering
On July 5, 2006, Nortel’s principal operating subsidiary, NNL, completed an offering of $2,000 aggregate principal amount of senior notes (the “Notes”) to qualified institutional buyers pursuant to Rule 144A and to persons outside the United States pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The Notes consist of $450 of senior notes due 2016 (the “2016 Fixed Rate Notes”), $550 of senior notes due 2013 (the “2013 Fixed Rate Notes”) and $1,000 of floating rate senior notes due 2011 (the “Floating Rate Notes”). The 2016 Fixed Rate Notes bear interest semi-annually at a rate per annum of 10.75%, the 2013 Fixed Rate Notes bear interest semi-annually at a rate per annum of 10.125% and the Floating Rate Notes bear interest quarterly at a rate per annum, reset quarterly, equal to the reserve-adjusted LIBOR plus 4.25%. As of July 5, 2006, the Floating Rate Notes had an interest rate of 9.73%.
NNL may redeem all or a portion of the 2016 Fixed Rate Notes at any time on or after July 15, 2011 at specified redemption prices ranging from 100% to 105.375% of the principal amount thereof plus accrued and unpaid interest. In addition, NNL may redeem all or a portion of the 2013 Fixed Rate Notes at any time and, prior to July 15, 2011, all or a portion of the 2016 Fixed Rates Notes, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to July 15, 2009, NNL may also redeem up to 35% of the original aggregate principal amount of any series of Notes with proceeds of certain equity offerings at a redemption price equal to (i) in the case of the 2016 Fixed Rate Notes, 110.750% of the principal amount thereof, (ii) in the case of the 2013 Fixed Rate Notes, 110.125% of the principal amount thereof and (iii) in the case of the Floating Rate Notes, 100% of the principal amount so redeemed plus a premium equal to the interest rate per annum of such Floating Rate Notes applicable on the date of redemption, in each case, plus accrued and unpaid interest, if any; provided that in each case, NNL makes such redemption not more than 90 days after the receipt by Nortel or NNL of the proceeds of such equity offerings. In the event of certain changes in applicable withholding taxes, NNL may redeem the Notes of each series of Notes in whole, but not in part.
Upon a change of control, NNL is required within 30 days to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest. A “change of control” is defined in the indenture governing the notes (the “Note Indenture”) as, among other things, the filing of a

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Schedule 13D or Schedule TO under the Securities Exchange Act of 1934, as amended, by any person or group unaffiliated with Nortel disclosing that such person or group has become the beneficial owner of a majority of the voting stock of Nortel or has the power to elect a majority of the members of the Board of Directors of Nortel or Nortel ceases to be the beneficial owner of 100% of the voting power of the common stock of NNL.
In connection with the issuance of the Notes, Nortel, NNL and NNI entered into a registration rights agreement with the initial purchasers of the Notes and are obligated under that agreement to use their reasonable best efforts to file with the SEC, and cause to become effective, a registration statement relating to the exchange or resale of the Notes within certain time periods, failing which holders of the Notes will be entitled to payment of certain additional interest.
The Note Indenture and related guarantees contain various covenants that limit Nortel’s and NNL’s ability to create liens (other than certain permitted liens) against assets of Nortel, NNL and its restricted subsidiaries to secure funded debt in excess of certain permitted amounts without equally and ratably securing the Notes and to merge, consolidate and sell or otherwise dispose of substantially all of the assets of any of Nortel, NNL and, so long as NNI is a guarantor of the Notes, NNI unless the surviving entity or purchaser of such assets assumes the obligations of Nortel, NNL or NNI, as the case may be, under the Notes and related guarantees and no default exists under the indenture governing the Notes after giving effect to such merger, consolidation or sale.
In addition, the Note Indenture and related guarantees contain covenants that, at any time that the Notes do not have an investment grade rating, limit Nortel’s ability to incur, assume, issue or guarantee additional funded debt (including capital leases) and certain types of preferred stock, or repurchase, redeem, retire or pay any dividends in respect of any Nortel Networks Corporation stock or NNL preferred stock, in excess of certain permitted amounts or incur debt that is subordinated to any other debt of Nortel, NNL or NNI, without having that new debt be expressly subordinated to the Notes and the guarantees. At any time that the Notes do not have an investment grade rating, Nortel’s ability to incur additional indebtedness and pay dividends is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.00 to 1.00, except that Nortel may incur certain debt and make certain restricted payments without regard to the ratio up to certain permitted amounts. Adjusted EBITDA is generally defined as consolidated earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other one-time charges and gains that will be excluded from the calculation of Adjusted EBITDA. “Fixed charges” is defined in the indenture governing the Notes as consolidated interest expense plus dividends paid on certain preferred stock.
Nortel has entered into interest rate swaps to convert the fixed interest rate payable on the 2016 Fixed Rate Notes and the 2013 Fixed Rate Notes to a floating rate based on LIBOR plus 4.9% and LIBOR plus 4.4%, respectively.
NNL used $1,300 of the net proceeds from the issuance of the Notes to repay the 2006 Credit Facility and expects to use the remainder for general corporate purposes, including to replenish recent cash outflows of $150 for the repayment at maturity of the outstanding aggregate principal amount of the 7.40% Notes due June 15, 2006 and $575, plus accrued interest, deposited into escrow on June 1, 2006 pursuant to the Proposed Class Action Settlement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in combination with the accompanying unaudited condensed consolidated financial statements, or unaudited financial statements, prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. In particular, the risk factors described in the “Risk Factors” section of this report, our Annual Report on Form 10-K/ A for the year ended December 31, 2005, or 2005 10-K/ A, and our current report on Form 8-K dated June 16, 2006, or 2006 Form 8-K, or 2006 Form 8-K and 2005 10-K/ A together the 2005 Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, or the 2006 First Quarter Report, could cause actual results or events to differ materially from those contemplated in forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward Looking Information” below. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
The common shares of Nortel Networks Corporation are publicly traded on the New York Stock Exchange, or NYSE, and Toronto Stock Exchange, or TSX, under the symbol “NT”. Nortel Networks Limited, or NNL, is our principal direct operating subsidiary and its results are consolidated into our results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in minority interests in subsidiary companies in the unaudited condensed consolidated balance sheets, and dividends and the related taxes are reported in minority interests — net of tax in the unaudited condensed consolidated statements of operations.
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
Our Segments
During 2005, our operations were organized into four reportable segments: Carrier Packet Networks, Code Division Multiple Access, or CDMA, Networks, Global System for Mobile communications, or GSM, and Universal Mobile Telecommunications Systems, or UMTS, Networks and Enterprise Networks. We have modified our organizational structure to reflect two product groups: (i) Enterprise Solutions and Packet Networks, which combines optical networking solutions, data networking and security solutions and portions of circuit and packet voice solutions into a unified product group; and (ii) Mobility and Converged Core Networks, which combines our CDMA solutions and GSM and UMTS solutions and other circuit and packet voice solutions.
These organizational changes resulted in a change to our reportable segments. Commencing in the first quarter of 2006, Mobility and Converged Core Networks, or MCCN, and Enterprise Solutions and Packets Networks, or ESPN, form our reportable segments and are described below:

•	MCCN provides mobility networking solutions using CDMA solutions, GSM and UMTS solutions and carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end-users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end-user to be connected and identified when not in a fixed location. In addition, our carrier circuit and packet voice solutions provide a broad range of voice solutions to our service provider customers in this segment, including local, toll, long-distance and international gateway capabilities using either circuit or packet-based switching technologies. Our service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers.
•	ESPN provides enterprise circuit and packet voice solutions, data networking and security solutions and optical networking solutions. Our solutions for enterprises are used to build new networks by customers who want to transform their existing communications networks into more cost effective, packet-based networks supporting data, voice and multimedia communications. Our optical and data networking solutions efficiently transform our enterprise and carrier customers’ networks to be more scaleable and reliable for the high speed delivery of diverse multi-media communications services.
How We Measure Performance
Our president and chief executive officer, or CEO, has been identified as our chief operating decision maker in assessing the performance and allocating resources to our operating segments. The primary financial measure used by the CEO is management earnings (loss) before income taxes, or Management EBT. This measure includes the cost of revenues, selling, general and administrative, or SG&A, expense, research and development expense, or R&D, expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.
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
We remain focused on integrity renewal through a commitment to effective corporate governance practices, remediation of our material weaknesses in our internal controls and ethical conduct. We have enhanced our compliance function to more effectively comply with applicable laws, regulations and company policies and to increase employee awareness of our code of ethical business conduct.
Our long-term growth imperatives are motivated by a desire to generate profitable growth and focus on areas where we can attain a leadership position and a minimum market share of twenty percent in key technologies. Some areas in which we plan to increase our investment include products compliant with the Worldwide Interoperability for Microwave Access, or WiMAX, standard and the IP Multimedia Subsystem, or IMS, architecture. We cannot predict when or if significant revenues from these areas will materialize and expect to continue to derive a substantial portion of our revenues from our current networking solutions.

On May 16, 2006, we announced a new business initiative to drive market share in the growing video bandwidth market, or Metro Ethernet Networks. Metro Ethernet Networks will combine our networking optical solutions and the carrier portion of our data networking and security solutions currently included in our ESPN segment, which are designed to deliver innovative Ethernet portfolios with high quality, reliability and security. We expect this new business initiative to become a reportable segment in the second half of 2006.
We are also in the process of establishing an operating segment that focuses on providing professional services in five key areas: integration services, security services, managed services, optimization services and maintenance services, which are currently components of all of our networking solutions and reportable segments. We expect this operating segment to become a reportable segment in the second half of 2006.
Recent key strategic and business initiatives include the continued progress of our finance transformation project, which will implement, among other things, a new information technology platform to provide an integrated global financial system; establishing a greater presence in Asia through our joint venture with LG Electronics, Inc., or LG; strengthening our end-to-end convergence solutions and focus on the enterprise market, including with the acquisition of Tasman Networks Inc., or Tasman Networks; entry into an alliance with Microsoft Corp., or Microsoft, to facilitate the ongoing transition of a key component of our business from traditional voice technology into software; and evolving our supply chain strategy.
We also have recently determined that our UMTS solutions and GSM solutions businesses will start operating as separate business units within our MCCN portfolio as the second generation GSM and third generation UMTS technologies are at two very different market stages. We also intend to decide whether to expand, partner, or divest our UMTS solutions business.
Developments in 2006
Consolidated Results Summary
Summary of selected financial data:

	For the Three Months Ended				For the Six Months Ended

	June 30,	% of	June 30,	% of	June 30,	% of	June 30,	% of
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues

Revenues	$2,744		$2,619		$5,126		$5,008
Gross profit	1,066	38.8	1,134	43.3	1,974	38.5	2,146	42.9
Operating expenses
Selling, general and administrative expense	596	21.7	588	22.5	1,191	23.2	1,166	23.3
Research and development expense	489	17.8	488	18.6	967	18.9	962	19.2
Special charges	45	1.6	92	3.5	50	1.0	106	2.1
Gain (loss) on sale of businesses and assets	(10)	(0.4)	(11)	(0.4)	25	0.5	(33)	(0.7)
Shareholder litigation settlement recovery	510	18.6	—	—	491	9.6	—	—
Operating earnings (loss)	414	15.1	(47)	(1.8)	255	5.0	(125)	(2.5)
Other income — net	51	1.9	74	2.8	120	2.3	128	2.6
Interest expense	70	2.6	52	2.0	140	2.7	105	2.1
Income tax benefit (expense)	(27)	(1.0)	9	0.3	(50)	(1.0)	(7)	(0.1)
Net earnings (loss) from continuing operations	366	13.3	(32)	(1.2)	190	3.7	(138)	(2.8)
Net earnings (loss)	$366	13.3	$(33)	(1.3)	$199	3.9	$(137)	(2.7)

Our revenues increased 4.8 percent in the second quarter of 2006 compared to the second quarter of 2005 and increased 2.4 percent in the first half of 2006 compared to the first half of 2005. In the second quarter of 2006, MCCN revenues were $1,591, an increase of 7.2 percent compared to the second quarter of 2005, and ESPN revenues were $1,068, a decrease of 0.6 percent compared to the second quarter of 2005. In the first half of 2006, MCCN revenues were $3,017, an increase of 1.6 percent compared to the first half of 2005, and ESPN revenues were $1,939, a decrease of 0.7 percent compared to the first half of 2005. Revenues from the acquisition of Nortel Government Solutions Incorporated, or NGS, and the LG-Nortel joint venture represented 4 and 4 percentage points of our growth in the second quarter and first half of 2006, respectively. For further information related to the changes in revenue by segment, see “Results of Operations — Continuing Operations  — Segment Information”.
Our gross margin decreased by 4.5 percentage points to 38.8 percent in the second quarter of 2006 compared to the second quarter of 2005 and decreased by 4.4 percentage points to 38.5 percent in the first half of 2006 compared to the first half of 2005. Overall, gross margins decreased in both the MCCN and ESPN segments as a result of competitive pricing pressures and unfavorable geographic and product mixes, partially offset by improvements in our cost structure as a result of lower materials pricing.
During the second quarter of 2006, SG&A expense as a percentage of revenues decreased by 0.8 percentage points to 21.7 percent compared to 22.5 percent in the second quarter of 2005. During the first half of 2006, SG&A expense decreased by 0.1 percentage points to 23.2 percent of revenue compared to 23.3 percent in the first half of 2005. SG&A spending in the first half of 2006 compared to the first half of 2005 increased slightly due to higher costs related to our acquisition of NGS and the LG-Nortel joint venture, unfavorable foreign exchange impacts and increased costs as a result of our business transformation initiatives, internal control remedial measures and investment in our finance processes, partially offset by lower bonus accruals, lower restatement costs and cost containment initiatives in the first half of 2006 compared to the first half of 2005.
R&D expense as a percentage of revenues decreased by 0.8 percentage points to 17.8 percent in the second quarter of 2006 compared to 18.6 percent in the second quarter of 2005 and decreased by 0.3 percentage points to 18.9 percent in the first half of 2006 compared to 19.2 percent in the first half of 2005. R&D spending has remained relatively flat primarily due to increased investment costs related to the LG-Nortel joint venture, and unfavorable foreign exchange impacts, substantially offset by savings associated with our restructuring plan announced in 2004, or the 2004 Restructuring Plan.
Special charges as a percentage of revenue decreased by 1.9 percentage points to 1.6 percent in the second quarter of 2006 compared to 3.5 percent in the second quarter of 2005 and decreased by 1.1 percentage points to 1.0 percent in the first half of 2006 compared to 2.1 percent in the first half of 2005 primarily due to the substantial completion of the 2004 Restructuring Plan in the first half of 2005, partially offset by charges of $43 associated with the restructuring plan announced on June 27, 2006, or the 2006 Restructuring Plan.
For further information related to the changes in operating expenses, see “Results of Operations — Continuing Operations — Operating Expenses”.
Shareholder litigation settlement recovery of $510 was recorded during the second quarter of 2006 and $491 during the first half of 2006 as a result of a fair value mark-to-market adjustment as of June 30, 2006 of the equity component of an agreement in principle reached for the settlement of certain shareholder class action litigation. For additional information, see “Developments in 2006 — Significant Business Developments — Global Class Action Settlement”.
Significant Business Developments

Credit Facility and Senior Notes
On February 14, 2006, our indirect subsidiary, Nortel Networks Inc., or NNI, entered into a new one-year credit facility in the aggregate principal amount of $1,300, or the 2006 Credit Facility. The 2006 Credit Facility was drawn down in the full amount on February 14, 2006, and we used the net proceeds primarily to repay at maturity the outstanding $1,275 aggregate principal amount of NNL’s 6.125% Notes on February 15, 2006.
On July 5, 2006, NNL completed an offering of $2,000 aggregate principal amount of Senior Notes, or the Notes, to qualified institutional buyers pursuant to Rule 144A and to persons outside the United States pursuant to Regulation S under the U.S. Securities Act of 1933, as amended, or the Securities Act. The Notes consist of $450 of Senior Notes due 2016, or the 2016 Fixed Rate Notes, $550 of Senior Notes due 2013, or the 2013 Fixed Rate Notes, and $1,000 of Floating Rate Senior Notes due 2011, or the Floating Rate Notes. The 2016 Fixed Rate Notes pay interest semi-annually at a rate per annum of 10.75%, the 2013 Fixed Rate Notes pay interest semi-annually at a rate per annum of 10.125% and the Floating Rate Notes pay interest quarterly at a rate per annum, reset quarterly, equal to the reserve-adjusted London Interbank Offered Rate, or LIBOR, plus 4.25%. As of July 5, 2006, the Floating Rate Notes had an interest rate of 9.73% per annum. Although these Notes are subject to certain covenants as described under “Liquidity and Capital Resources — Future Sources of Liquidity”, we believe the Notes and their longer maturities provide sufficient financial flexibility to execute our business strategy.
Following the issuance of the Notes, we entered into interest rate swaps to convert our fixed interest rate exposure under the Notes to a floating rate equal to LIBOR plus 4.4% for the 2013 Fixed Rate Notes and LIBOR plus 4.9% for the

2016 Fixed Rate Notes. We have entered into interest rate swaps in order to offset floating rate assets and floating rate liabilities and minimize income statement volatility related to interest rates on our indebtedness. The Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI.
NNL used $1,300 of the net proceeds from the offering of the Notes to repay the 2006 Credit Facility, and expects to use the remainder for general corporate purposes, including to replenish recent cash outflows of $150 for the repayment at maturity of the outstanding aggregate principal amount of the 7.40% Notes due June 15, 2006 and $575, plus accrued interest of $5, deposited into escrow on June 1, 2006 pursuant to the Global Class Action Settlement (as described below).
For more information on the 2006 Credit Facility and the Notes, see “Liquidity and Capital Resources — Credit Facility and Senior Notes” and the “Risk Factors” section of this report.

2006 Restructuring and Pension Plan Changes
On June 27, 2006, in connection with our previously announced Business Transformation plan to increase competitiveness by improving operating margins and overall business performance, we announced significant changes to our North American pension programs and the 2006 Restructuring Plan which resulted in a series of new initiatives to create a world-class operations organization and planned actions to achieve organizational simplification. These initiatives are expected to result in a reduction of approximately 1,900 positions globally and the creation of approximately 800 new positions in Operations Centers of Excellence. In connection with the 2006 Restructuring Plan, we recorded a charge of $43 in the second quarter of 2006. The expected charges and cash cost of $100 of the restructuring are expected to be incurred over a two-year period. See “Results of Operations — Continuing Operations — Operating Expenses — Special Charges”.

Global Class Action Settlement
On February 8, 2006, we announced an agreement in principle to settle two significant class action lawsuits pending in the U.S. District Court for the Southern District of New York, or the Global Class Action Settlement, which is described in our 2005 Annual Report. The Global Class Action Settlement contains no admission of wrongdoing by us or any of the other defendants. As a result of the Global Class Action Settlement, we established a litigation provision and recorded a charge to our full-year 2005 financial results of $2,474 (net of insurance proceeds of $228.5 which were placed in escrow in April 2006). Of this amount, $575 related to the cash portion, which was placed in escrow on June 1, 2006 together with accrued interest of $5 pending satisfactory completion of all conditions to the Global Class Action Settlement and $1,899 related to the equity component which requires the issuance of 628,667,750 of Nortel Networks Corporation common shares (representing 14.5% of our equity as of February 7, 2006). We adjusted the equity component in the first and second quarters of 2006 and will further adjust it in future quarters based on the fair value of the Nortel Networks Corporation common shares issuable until the finalization of the settlement. As of June 30, 2006, the fair value of the equity component decreased to $1,408, resulting in a shareholder litigation settlement recovery of $510 for the second quarter of 2006.
On June 21, 2006, we announced that we entered into stipulations and agreements of settlement with the lead plaintiffs and an agreement with the plaintiffs in the Canadian actions with respect to the Global Class Action Settlement. The appropriate courts in the U.S. and Canada have now appointed a claims administrator and authorized the mailing of notices of the Global Class Action Settlement, which occurred on July 21, 2006, and the publication of summary notices, which occurred on July 28, 2006, which include details of how to participate in the settlement. The settlement remains conditioned, among other things, on receipt of all required court, securities regulatory and stock exchange approvals.
The Global Class Action Settlement and the litigation provision taken in connection with the settlement do not relate to ongoing regulatory and criminal investigations and do not encompass a related Employment Retirement Income Security Act, or ERISA, class action or the pending application in Canada for leave to commence a derivative action against certain of our current and former officers and directors, and the previously reported proposed Ontario shareholder class action against Nortel and certain current and former directors and certain former officers in respect of the payment of cash bonuses to executives, officers and employees in 2003 and 2004 under the Nortel Networks Return to Profitability bonus program.
For additional information, see the “Risk Factors” section of this report and “Contingencies” in note 18 of the accompanying unaudited financial statements.

Acquisitions
On February 24, 2006, we acquired 100% of the common and preferred shares of Tasman Networks, an established networking company that provides a portfolio of secure enterprise routers, for approximately $99 in cash and related liabilities. The preliminary purchase price allocation of $99 included approximately $43 of goodwill acquired, $58 of intangible assets acquired and $2 in net liabilities assumed. We recorded an expense of $16 for in-process research and development in the second quarter of 2006. The allocation of the purchase price is based on management’s current best estimate of the relative values of the assets acquired and liabilities assumed in Tasman Networks.

Evolution of Our Supply Chain Strategy
On May 8, 2006, we completed the transfer to Flextronics International Ltd., or Flextronics, our manufacturing operations and related assets in Calgary, Canada including product integration, testing, repair and logistics operations, representing the final transfer of substantially all of our remaining manufacturing operations to Flextronics. The completion of the agreement with Flextronics resulted in the transfer of approximately 2,100 employees to Flextronics. We expect gross cash proceeds of approximately $600, of which approximately $520 has been received to date, partially offset by cash outflows incurred to date and expected to be incurred in 2006 attributable to direct transaction costs and other costs associated with the transaction.
For additional information related to the Flextronics divestiture, see “Liquidity and Capital Resources” and “Acquisitions, divestitures and closures” in note 9 of the accompanying unaudited financial statements.

Microsoft Alliance
On July 18, 2006, we and Microsoft announced a strategic alliance to accelerate the transformation of business communications towards a shared vision for unified communications. The agreement engages the companies at the technology, marketing and business levels and includes joint product development, solutions and systems integration, and go-to-market initiatives.
Restatements; Material Weaknesses; Related Matters
First and Second Restatements, Independent Review and Revenue Independent Review
We have effected successive restatements of prior period financial results. In December 2003, we restated our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement. Following an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, we restated our financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002, or the Second Restatement. Management identified certain accounting practices and errors related to revenue recognition that it determined required adjustment as part of the Second Restatement. The Audit Committee determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement, with a particular emphasis on the underlying conduct, or the Revenue Independent Review. For more information about the First and Second Restatements, see our Annual Report on Form 10-K for the year ended December 31, 2003, or the 2003 Annual Report.
In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures, the summary of which is included in the “Controls and Procedures” section of the 2003 Annual Report. Each of our and NNL’s Board of Directors adopted these recommendations in their entirety and directed our management to implement those principles, through a series of remedial measures, across Nortel, to prevent any repetition of past misconduct and re-establish a finance organization with values of transparency, integrity, and sound financial reporting as its cornerstone. See the “Controls and Procedures” section of this report. In addition, the Revenue Independent Review was completed in April, 2006. For more information about the Revenue Independent Review, see our 2005 Annual Report and 2005 10-K/ A.
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
We have identified, developed and implemented remedial measures to strengthen our internal control over financial reporting and disclosure controls and procedures, and to address the material weaknesses in our internal control over financial reporting. For more information see the “Controls and Procedures” section of this report and “Risks Related to Our Restatements and Related Matters” in the “Risk Factors” section of this report and the 2006 First Quarter Report.
Third Restatement
As part of the remedial measures and to compensate for the unremedied material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to enhance our controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods, under American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, and SEC Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition”, or SAB 104.
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
In correcting for both application errors, the timing of revenue recognition was frequently determined to be incorrect, with revenue having generally been recognized prematurely when it should have been deferred and recognized in later periods. Management’s determination that these errors required correction led to the Audit Committee’s decision on March 9, 2006 to effect a further restatement of our consolidated financial statements, or the Third Restatement, which was effected with the filing of our 2005 10-K/A and NNL’s 2005 10-K with the SEC. Following the announcement of the Third Restatement on March 10, 2006, the Audit Committee directed the Internal Audit group to conduct a review of the facts and circumstances surrounding the Third Restatement principally to review the underlying conduct of the initial recording of the errors and any overlap of items restated in the Third Restatement and the Second Restatement. Internal Audit engaged third party forensic accountants to assist in the review. The review was completed and Internal Audit reported its findings to the Audit Committee. For more information, see the 2006 First Quarter Report.

The following table presents a summary of the adjustments from the Third Restatement for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Revenues — as previously reported	$2,855	$5,391
Adjustments:
Application of SOP 81-1	(23)	59
Interaction between multiple revenue recognition accounting standards	(155)	(338)
Application of SAB 104 and SOP 97-2	(45)	(98)
Other revenue recognition adjustments	(13)	(6)

Revenues — as restated	$2,619	$5,008

Net earnings (loss) — as previously reported	$45	$(4)
Adjustments:
Application of SOP 81-1	(12)	(3)
Interaction between multiple revenue recognition accounting standards	(12)	(38)
Application of SAB 104 and SOP 97-2	(25)	(51)
Other revenue recognition adjustments	(50)	(53)
(Gain) loss on sale of businesses	25	4
Foreign exchange(a)	11	13
Other	(15)	(5)

Net earnings (loss) — as restated	$(33)	$(137)

(a)	Includes the foreign exchange gains and losses resulting from the Third Restatement adjustments, and the correction of certain foreign exchange errors.
For further information, see note 3 of the accompanying unaudited financial statements.
Third Restatement Impacts
As a result of the delayed filing of our 2005 10-K/A and NNL’s 2005 10-K and the 2006 First Quarter Reports with the SEC:

•	we and NNL were in breach of the continued listing requirements of the NYSE and TSX and were not in compliance with our obligations to deliver our respective SEC filings to the trustees under our and NNL’s public debt indentures. With the filing of the 2006 First Quarter Reports with the SEC and the delivery of the 2006 First Quarter Reports to the trustees under our and NNL’s public debt indentures, we and NNL became compliant with these delivery obligations;
•	we entered into an amendment and waiver with the lenders under the 2006 Credit Facility and with Export Development Canada, or EDC, under our $750 support facility, or the EDC Support Facility, which, among other things, waived the events of default that had occurred under the facilities;
•	as of March 10, 2006, we suspended the grant of any new equity and exercise or settlement of previously outstanding awards under certain equity and stock option compensation plans. Upon our becoming current with U.S. and Canadian regulatory securities filing requirements upon the filing of the 2006 First Quarter Reports, we lifted those suspensions;
•	Our Annual Shareholders’ Meeting was postponed to June 29, 2006; and
•	the Ontario Securities Commission, or OSC, issued a final order on April 10, 2006 prohibiting all trading by our directors, officers and certain current and former employees in our and NNL’s securities, which was revoked upon us and NNL becoming current with our financial reporting obligations for the first quarter of 2006 under Ontario securities laws.
Regulatory Actions
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
For additional information, see “Liquidity and Capital Resources”, the “Legal Proceedings” and “Risk Factors” sections of this report and “Contingencies” in note 18 of the accompanying unaudited financial statements.
Results of Operations — Continuing Operations
Consolidated Information
          Revenues

Demand Trends for Our Network Solutions
The following table sets forth our external revenues by category of network solutions for each of our reportable segments:

	For the				For the
	Three Months Ended				Six Months Ended
	June 30,				June 30,
			$	%			$	%
	2006	2005	Change	Change	2006	2005	Change	Change

Mobility and Converged Core Networks
CDMA solutions	$588	$620	$(32)	(5)	$1,102	$1,154	$(52)	(5)
GSM and UMTS solutions	723	565	158	28	1,356	1,278	78	6
Circuit and packet voice solutions	280	299	(19)	(6)	559	538	21	4

	1,591	1,484	107	7	3,017	2,970	47	2
Enterprise Solutions and Packet Networks
Circuit and packet voice solutions	361	459	(98)	(21)	700	781	(81)	(10)
Optical networking solutions	326	304	22	7	576	541	35	6
Data networking and security solutions (a)	381	311	70	23	663	630	33	5

	1,068	1,074	(6)	(1)	1,939	1,952	(13)	(1)
Other(b)	85	61	24	39	170	86	84	98

Total	$2,744	$2,619	$125	5	$5,126	$5,008	$118	2

(a)	Includes revenue from our enterprise customers of $186 and $194 for the three months ended June 30, 2006 and 2005, respectively, and $357 and $395 of revenue for the first half of 2006 and 2005, respectively.

(b)	Other includes our revenues from NGS, which we acquired in June 2005, and various other network solutions and miscellaneous business activities and corporate functions.
The following discusses significant demand trends in the second quarter and first half of 2006 for our various network solutions, which impacted our consolidated revenues. We make reference to demand trends in developing and developed countries. Other than the United States and Canada, which we consider developed, each of our geographic regions encompass both developed and developing countries. Other factors also impacted our second quarter 2006 and first half 2005 revenues, and this discussion should be read together with the “Geographic Revenues” and “Segment Information” sections.

Mobility and Converged Core Networks

CDMA Solutions
In the second quarter and first half of 2006, revenues from our CDMA solutions (which decreased 5% over the second quarter and first half of 2005, respectively) were negatively impacted by reduced customer spending on our next-generation products and reduced volumes primarily in the U.S. and Canada. Revenues from CDMA solutions were positively impacted by expansion to meet increased subscriber demand and the delivery of software upgrades in Europe, Middle East and Africa, or EMEA, and Asia.

GSM and UMTS Solutions
In the second quarter and first half of 2006, revenues from our GSM and UMTS solutions (which increased 28% and 6% over the second quarter and first half of 2005, respectively) were positively impacted by a significant increase in our UMTS solutions primarily due to recognition of previously deferred revenue due to a contract renegotiation in EMEA in the second quarter of 2006. Revenues from our UMTS solutions were also positively impacted by higher subscriber demand to support progressively more sophisticated communication services and continued transition to this next-generation technology, primarily in developed countries, except for the U.S.
Revenues from our GSM solutions decreased slightly in the second quarter of 2006 compared to the second quarter of 2005 and decreased in the first half of 2006 compared to 2005. GSM solutions were negatively impacted by decreased volume as a result of industry consolidation in the U.S. Revenues from our GSM solutions were positively impacted by greater infrastructure sales, particularly in developing countries, related to increasing subscriber demand.

Circuit and Packet Voice Solutions
In the second quarter of 2006 revenues from our carrier circuit and packet voice solutions (which decreased 6% compared to the second quarter of 2005) were positively impacted by growth in our circuit voice solutions. Revenues from our packet voice solutions were negatively impacted by decreases across all regions except for Asia.
In the first half of 2006, revenues from our carrier circuit and packet voice solutions (which increased 4% over the first half of 2005) were positively impacted by slight increases in both our circuit and packet voice solutions. Revenues from packet voice solutions were positively impacted by increased demand for next-generation packetized communications, including voice over IP, or VoIP. Demand for circuit and packet voice solutions varied across developed and developing countries.

Enterprise Solutions and Packet Networks

Circuit and Packet Voice Solutions
In the second quarter and first half of 2006, revenues from our enterprise circuit and packet voice solutions (which decreased 21% and 10% over the second quarter and first half of 2005, respectively) were negatively impacted by the recognition of previously deferred revenues related to a specific software upgrade in the second quarter of 2005 which was not repeated in 2006. Demand for circuit and packet voice solutions varied across developed and developing countries.

Optical Networking Solutions
In the second quarter and first half of 2006, revenues from our optical networking solutions (which increased 7% and 6% over the second quarter and first half of 2005, respectively) were positively impacted by increased demand for multimedia and other communications at broadband network speeds and the recognition of revenue due to the delivery of software upgrades in Asia. Revenues from our metro networking solutions were positively impacted by the delivery of “triple play” services (data, voice and multimedia) by a range of service providers, particularly in developed countries where these services are readily available. Revenues from our long-haul solutions were positively impacted primarily in developed countries where the focus is on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks to meet fluctuation in subscriber demand.

Data Networking and Security Solutions
In the second quarter and first half of 2006, revenues from our data networking and security solutions (which increased 23% and 5% over the second quarter and first half of 2005, respectively) were positively impacted by demand for IP based services and related next generation routing solutions from our service provider customers, and the delivery of software upgrades in EMEA. Revenues from our data networking and security solutions were negatively impacted by reduced demand for our legacy routing solutions and a mature router access market. This demand varied across developed and developing countries depending on the rate of network upgrade and expansion.

Geographic Revenues
The following table summarizes our geographic revenues based on the location of the customer:

	For the				For the
	Three Months Ended				Six Months Ended
	June 30,				June 30,
			$	%			$	%
	2006	2005	Change	Change	2006	2005	Change	Change

United States	$1,114	$1,371	$(257)	(19)	$2,246	$2,590	$(344)	(13)
EMEA	894	666	228	34	1,525	1,339	186	14
Canada	139	168	(29)	(17)	298	280	18	6
Asia	449	284	165	58	750	548	202	37
CALA(a)	148	130	18	14	307	251	56	22

Consolidated	$2,744	$2,619	$125	5	$5,126	$5,008	$118	2

(a)	Caribbean and Latin America, or CALA, region.
From a geographic perspective, revenues increased in the second quarter and first half of 2006 when compared to the second quarter and first half of 2005, primarily due to the following:
                    Q2 2006 vs. Q2 2005

•	19% decrease in revenues in the U.S. primarily due to significant declines in CDMA solutions, and substantial declines in enterprise circuit and packet voice solutions and GSM and UMTS solutions. These declines were partially offset by revenues related to our acquisition of NGS.
•	34% increase in revenues in EMEA primarily due to a substantial increase in GSM and UMTS solutions revenues as a result of the recognition of previously deferred revenues due to a contract renegotiation and substantial increases in CDMA solutions and data networking and security solutions as a result of revenue recognized on the delivery of software upgrades, partially offset by price erosion and shipment deferrals.
•	17% decrease in revenues in Canada primarily due to a substantial decline in CDMA revenues due to a decrease in volumes, and declines in our ESPN portfolio primarily related to reductions in data networking and security solutions and enterprise circuit and packet voice solutions.
•	58% increase in revenues in Asia due to substantial growth across most product portfolios including optical networking and GSM solutions which were positively impacted by the recognition of revenue previously deferred due to software deliveries and the impact of the consolidation of the LG-Nortel joint venture.
•	14% increase in revenues in CALA primarily due to substantial increases in GSM solutions and CDMA networking solutions due to new customer contracts and existing customer network expansion, partially offset by decreases in the ESPN portfolio due to volume decreases and local political and business events.
                    First half of 2006 vs. First half of 2005

•	13% decrease in revenues in the U.S. primarily due to substantial declines in GSM and UMTS solutions and enterprise circuit and packet voice solutions and a significant decline in CDMA solutions. These declines were partially offset by revenues related to our acquisition of NGS.
•	14% increase in revenues in EMEA primarily due to substantial increases in CDMA solutions and GSM and UMTS solutions as a result of the recognition of previously deferred revenue due to a contract renegotiation and increases in data networking and security solutions.
•	6% increase in revenues in Canada primarily due to a substantial increase in optical networking revenues primarily due to the negative impact of shipping delays on our optical networking solutions revenues in the first quarter of 2005 not repeated in the first quarter of 2006 and a substantial increase in our carrier circuit and packet voice solutions, partially offset by a significant decrease in CDMA revenues and a substantial decline in our data networking and security solutions.
•	37% increase in revenues in Asia due to substantial growth across most product portfolios including Optical and GSM solutions which were positively impacted by the recognition of revenue previously deferred due to software deliveries and the impact of the consolidation of the LG-Nortel joint venture.
•	22% increase in revenues in CALA was primarily due to a substantial increase in GSM solutions due to new contracts and existing customer expansion, partially offset by decreases in the ESPN portfolio due to volume decreases and local political and business events.

Gross Profit and Gross Margin

	For The					For The
	Three Months Ended					Six Months Ended
	June 30,					June 30,
					%					%
	2006	2005	Change		Change	2006	2005	Change		Change

Gross profit	$1,066	$1,134	$(68)		(6)	$1,974	$2,146	$(172)		(8)
Gross margin	38.8%	43.3%	(4.5pts	)		38.5%	42.9%	(4.4pts	)

Gross profit decreased $68 and $172 (while gross margin decreased by approximately 4.5 and 4.4 percentage points) in the second quarter and first half of 2006 compared to the second quarter and first half of 2005, respectively, primarily due to:

•	a decrease of approximately $186 ($286 for the first half of 2006) primarily as a result of (i) pricing pressures due to increased competition; (ii) unfavorable product and geographic mixes associated with a greater proportion of our revenue earned outside of North America; and (iii) increased costs associated with European Union Environmental Directive compliance; and
•	a decrease of approximately $15 ($55 for the first half of 2006) primarily due to higher product and warranty costs and recoveries in inventory provisions due to sale of inventory in the first half of 2005 not repeated in the first half of 2006; partially offset by
•	an increase of approximately $85 ($80 for the first half of 2006) due to overall higher sales volumes;
•	an increase of approximately $20 ($26 for the first half of 2006) due to project losses related to the Bharat Sanchar Nigam Limited, or BSNL, contract in India that were incurred in 2005 not repeated in 2006;
•	an increase of approximately $13 ($13 for the first half of 2006) related to our employee bonus plans incurred in 2005 not repeated to the same extent in the first half of 2006; and
•	an increase of approximately $15 ($50 for the first half of 2006) due to continued improvements in our cost structure.
Operating Expenses

Selling, General and Administrative Expense

	For The					For The
	Three Months Ended					Six Months Ended
	June 30,					June 30,
			$		%			$		%
	2006	2005	Change		Change	2006	2005	Change		Change

SG&A expense	$596	$588	$8		1	$1,191	$1,166	$25		2
As % of revenues	21.7%	22.5%	(0.8pts	)		23.2%	23.3%	(0.1pts	)

SG&A expenses increased slightly in the second quarter of 2006, and decreased 0.8 percentage points as a percentage of revenues compared to the second quarter of 2005. SG&A expenses in the first half of 2006 increased by $25 and decreased by 0.1 percentage points as a percentage of revenues compared to the first half of 2005, primarily due to:

•	incremental costs of approximately $31 ($69 for the first half of 2006) related to our acquisition of NGS and the formation of the LG-Nortel joint venture;
•	higher costs of approximately $5 ($32 for the first half of 2006) related to our internal control remedial measures, investment in our finance processes and business transformation initiatives; and
•	unfavorable foreign exchange impacts primarily in the second quarter of 2006 associated with the strengthening of the Canadian dollar against the U.S. dollar; partially offset by
•	lower bonus accruals and cost containment initiatives; and
•	lower costs related to our restatement related activities.
For a discussion of our SG&A expense by segment, see “Management EBT” under “Segment Information”.

Research and Development Expense

	For The					For The
	Three Months Ended					Six Months Ended
	June 30,					June 30,
			$		%			$		%
	2006	2005	Change		Change	2006	2005	Change		Change

R&D expense	$489	$488	$1		0	$967	$962	$5		1
As % of revenues	17.8%	18.6%	(0.8pts	)		18.9%	19.2%	(0.3pts	)

R&D expenses were flat in the second quarter of 2006 and decreased 0.8 percentage point as a percentage of revenues compared to the second quarter of 2005 and were flat in the first half of 2006 compared to the first half of 2005, primarily due to:

•	incremental costs of approximately $23 ($44 for the first half of 2006) related to our consolidation of the LG-Nortel joint venture;
•	unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar against the U.S. dollar; substantially offset by
•	cost savings associated with our 2004 Restructuring Plan and cost containment initiatives.

Special Charges
During the second quarter of 2006, in an effort to increase competitiveness by improving operating margins and overall business performance, we announced the 2006 Restructuring Plan, which includes a work plan involving workforce reductions of approximately 1,900 employees, as well as the creation of approximately 800 new positions in our Operations Centers of Excellence. The workforce reductions are expected to include approximately 350 middle management positions throughout the Company, with the balance of workforce reductions to primarily occur in the U.S. and Canada and span both of Nortel’s segments. We estimate total charges to earnings and cash associated with the 2006 Restructuring Plan will be approximately $100, to be expensed over fiscal 2006 and 2007. Approximately $43 of the 2006 Restructuring Plan charges were incurred in the first half of 2006, with the remainder expected to be incurred during the second half of 2006 and fiscal 2007.
In 2004 and 2005, our focus was on managing each of our businesses based on financial performance, market conditions and customer priorities. In the third quarter of 2004, we announced a strategic plan which includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments or, the 2004 Restructuring Plan. We estimate total charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $410 comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. Approximately $177 of the aggregate charges was incurred in 2005 and $7 in the first half of 2006, with the remainder expected to be substantially incurred during the second half of 2006.
We have incurred total cash costs related to the 2004 Restructuring Plan of approximately $360, which were split approximately $230 for workforce reductions and $130 for real estate actions. Approximately 10% and 50% of these cash costs were incurred in 2004 and 2005, respectively, and approximately 8% were incurred in the first half of 2006 and 7% are expected to be incurred during the balance of 2006. The remaining 25% of the cash costs relate to the real estate actions and are expected to be incurred through 2022 for ongoing lease costs related to impacted real estate facilities. We expect the real estate actions relating to the 2004 Restructuring Plan to be substantially complete by the end of 2006.
During 2001, we implemented a work plan to streamline operations and activities around core markets and leadership strategies in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting operations and expected future growth rates or, the 2001 Restructuring Plan. Under the 2001 Restructuring Plan activities were initiated in 2003 to exit certain leased facilities and leases for assets no longer used across all segments.

During the six months ended June 30, 2006, we continued to implement these restructuring work plans. Special charges provisions recorded from January 1, 2006 to June 30, 2006 were as follows:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Total

2006 Restructuring Plan
Provision balance as of December 31, 2005(a)	$—	$—	$—	$—
Other special charges	43	—	—	43
Revisions to prior accruals	—	—	—	—
Cash drawdowns	(3)	—	—	(3)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of June 30, 2006	$40	$—	$—	$40

2004 Restructuring Plan
Provision balance as of December 31, 2005(a)	$21	$61	$—	$82
Other special charges	—	—	—	—
Revisions to prior accruals	3	4	—	7
Cash drawdowns	(17)	(11)	—	(28)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	2	—	2

Provision balance as of June 30, 2006	$7	$56	$—	$63

2001 Restructuring Plan
Provision balance as of December 31, 2005(a)	$3	$213	$—	$216
Other special charges	—	—	—	—
Revisions to prior accruals	1	(1)	—	—
Cash drawdowns	(1)	(32)	—	(33)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	(1)	4	—	3

Provision balance as of June 30, 2006	$2	$184	$—	$186

Total provision balance as of June 30, 2006(a)	$49	$240	$—	$289

Total special charges

(a)	As of June 30, 2006 and December 31, 2005, the short-term provision balance was $111 and $95, respectively, and the long-term provision balance was $178 and $203, respectively.
Under the 2004 Restructuring Plan, we recorded revisions to prior accruals of $1 and $7 during the three and six months ended June 30, 2006, respectively, and special charges of $89 and $114 (which included revisions to prior accruals of $(1) and $7), for the three and six months ended June 30, 2005, respectively. Under the 2001 Restructuring Plan, we recorded revisions to prior accruals of $1 and nil during the three and six months ended June 30, 2006, respectively, and $3 and $(8) for the three and six months ended June 30, 2005, respectively.

The following table outlines total special charges incurred by segment for each of the three and six months ended June 30:

	2006		2004		2001
	Restructuring		Restructuring		Restructuring
	Plan		Plan		Plan

	2006	2005	2006	2005	2006	2005

Special charges by segment:
Mobility and Converged Core Networks
Three months ended March 31	$—	$—	$3	$13	$—	$(1)
Three months ended June 30	27	—	1	60	—	3
Enterprise Solutions and Packet Networks
Three months ended March 31	—	—	3	12	(1)	(10)
Three months ended June 30	16	—	—	29	1	—
Other
Three months ended March 31	—	—	—	—	—	—
Three months ended June 30	—	—	—	—	—	—

Total special charges	$43	$—	$7	$114	$—	$(8)

For additional information related to our restructuring activities, see “Special charges” in note 6 of the accompanying unaudited financial statements.
(Gain) Loss on Sale of Businesses and Assets
(Gain) loss on sale of businesses and assets was a loss of $10 in the second quarter of 2006 and a gain of $25 in the first half of 2006 primarily due to costs related to the divestiture of our manufacturing operations to Flextronics in the second quarter of 2006, and gains of $19 related to the sale of certain assets and $18 related to the sale of our Brampton facility in the first quarter of 2006.
Loss on sale of businesses and assets was $11 in the second quarter of 2005 and $33 in the first half of 2005, primarily due to a loss of $35 on sale of businesses and assets related to the ongoing divestiture of substantially all of our remaining manufacturing operations to Flextronics.
For additional information relating to these asset sales, see “Acquisitions, divestitures and closures” in note 9 of the accompanying unaudited financial statements.
Shareholder Litigation Settlement Recovery
Shareholder litigation settlement recovery of $510 and $491 was recorded in the second quarter and first half of 2006, respectively, as a result of a fair value mark-to-market adjustment at quarter end of the equity component of the Global Class Action Settlement. For additional information, see “Developments in 2006 — Significant Business Developments — Global Class Action Settlement”.

Other Income — Net
The components of other income — net were as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest income(a)	$19	$15	$35	$29
Gain (loss) on sale or write down of investments	2	21	1	16
Currency exchange gains(b)	16	19	26	47
Other — net	14	19	58	36

Other income — net	$51	$74	$120	$128

(a)	Interest income on our short-term investments.

(b)	Currency exchange gains were primarily related to day-to-day transactional activities.
In the second quarter of 2006, other income — net was $51, which (other than interest income and currency exchange gains detailed above) primarily included:

•	dividend income of $10 on our short-term investments; and
•	income of $6 related to the sub-lease of certain facilities; partially offset by
•	expenses of $13 related to the securitization of certain receivables.
In the first half of 2006, other income — net was $120, which (other than interest income and currency exchange gains detailed above) primarily included:

•	dividend income of $23 on our short-term investments;
•	a gain of $26 related to the sale of a note receivable from Bookham, Inc.; and
•	income of $10 related to the sub-lease of facilities; partially offset by
•	expenses of $13 from the securitization of certain receivables.
In the second quarter of 2005, other income — net was $74, which (other than interest income and currency exchange gains detailed above) included:

•	dividend income of $11 on our short-term investments;
•	gain of $21 related to the sale of our remaining Arris Group, Inc., or Arris Group, shares. For additional information on our investment in Arris Group, see “Acquisitions, divestitures and closures” in note 9 of the accompanying unaudited consolidated financial statements;
•	gain of $17 related to a customer exclusivity clause settlement; and
•	a gain of $6 related to the sub-lease of facilities; partially offset by
•	a loss of $9 from the sale of certain receivables.
In the first half of 2005, other income — net was $128, which (other than interest income and currency exchange gains detailed above) primarily included:

•	dividend income of $20 on our short-term investments;
•	gain of $21 related to the sale of our remaining Arris Group shares;
•	gain of $17 related to a customer exclusivity clause settlement;
•	a gain of $11 related to the sub-lease of certain facilities; and
•	gain of $10 on customer financing arrangements; partially offset by
•	loss of $12 from the sale of certain account receivables; and
•	loss of $5 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting.
Interest Expense
Interest expense increased $18 and $35 in the second quarter and first half of 2006, respectively, compared to the second quarter and first half of 2005 primarily due to higher borrowing costs associated with 2006 Credit Facility and accrued interest on the Global Class Action Settlement.

Income Tax Benefit (Expense)
During the three and six months ended June 30, 2006, we recorded a tax expense of $27 and $50 on pre-tax earnings of $395 and $235 from continuing operations before minority interests and equity in net earnings (loss) of associated companies, respectively. The tax expense of $50 was primarily related to the drawdown of our deferred tax assets and current tax provision in certain taxable jurisdictions, including tax adjustments of $13 related to prior tax positions taken in the U.K., and various corporate minimum and other taxes, partially offset by the recognition of R&D related incentives.
During the three and six months ended June 30, 2005, we recorded a tax benefit of $9 and expense of $7 on a pre-tax loss of $25 and $102 from continuing operations before minority interests and equity in net earnings (loss) of associated companies, respectively. We recorded a tax expense against the earnings of certain taxable entities, partially offset by the tax benefit of certain R&D related incentives and favorable audit settlements, and we recorded additional valuation allowances against the tax benefit of current period losses of other entities
As of June 30, 2006, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS 109 which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of Critical Accounting Policies and Estimates — Tax Asset Valuation.”
Segment Information
Management EBT is a measure that includes the cost of revenues, SG&A expense, R&D expense, interest expense, other income (expense) — net, minority interests - net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt has not been allocated to a reportable segment and is included in “Other”. “Other” represents miscellaneous business activities and corporate functions and includes the results of NGS. None of these activities meet the quantitative criteria to be disclosed separately as reportable segments. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to our corporate compliance and other non-operational activities and are included in “Other”. See “Segment information — General description” in note 5 of the accompanying unaudited financial statements.

The following tables set forth revenues and Management EBT of our reportable segments, “Other” and reconciliation to Net earnings (loss) from continuing operations:

	For The				For The
	Three Months Ended				Six Months Ended
	June 30,				June 30,
			$	%			$	%
	2006	2005	Change	Change	2006	2005	Change	Change

Revenues
Mobility and Converged Core Networks	$1,591	$1,484	$107	7	$3,017	$2,970	$47	2
Enterprise Solutions and Packet Networks	1,068	1,074	(6)	(1)	1,939	1,952	(13)	(1)

Total reportable segments	2,659	2,558	101	4	4,956	4,922	34	1
Other	85	61	24	39	170	86	84	98

Total revenues	$2,744	$2,619	$125	5	$5,126	$5,008	$118	2

Management EBT
Mobility and Converged Core Networks	$168	$177	$(9)	(5)	$286	$367	$(81)	(22)
Enterprise Solutions and Packet Networks	12	60	(48)	(80)	(37)	27	(64)	(237)

Total reportable segments	180	237	(57)	(24)	249	394	(145)	(37)
Other	(220)	(173)	(47)	(27)	(448)	(382)	(66)	(17)

Total management EBT	$(40)	$64	$(104)	(163)	$(199)	$12	$(211)	(1,758)

Amortization of intangibles	$(6)	$(2)	$(4)	(200)	$(11)	$(4)	$(7)	(175)
In-process research and development expense	(16)	—	(16)	—	(16)	—	(16)	—
Special charges	(45)	(92)	47	51	(50)	(106)	56	53
Gain (loss) on sale of businesses and assets	(10)	(11)	1	9	25	(33)	58	176
Shareholder litigation settlement recovery	510	—	510	—	491	—	491	—
Income tax benefit (expense)	(27)	9	(36)	(400)	(50)	(7)	(43)	(614)

Net earnings (loss) from continuing operations	$366	$(32)	$398	1,244	$190	$(138)	$328	238

The following table sets forth the positive (negative) contribution to segment Management EBT by each of its components relative to the comparable prior year period:

	For The					For The
	Three Months Ended					Six Months Ended
	June 30, 2006					June 30, 2006

	Gross			Other	Total $	Gross			Other	Total $
	Profit	SG&A	R&D	items(a)	change	Profit	SG&A	R&D	items(a)	change

Mobility and Converged Core Networks	$12	$(9)	$(2)	$(10)	$(9)	$(81)	$(9)	$1	$8	$(81)
Enterprise Solutions and Packet Networks	(59)	(13)	10	14	(48)	(83)	(5)	3	21	(64)

Total reportable segments	(47)	(22)	8	4	(57)	(164)	(14)	4	29	(145)
Other	(21)	14	(9)	(31)	(47)	(8)	(11)	(9)	(38)	(66)

Total change	$(68)	$(8)	$(1)	$(27)	$(104)	$(172)	$(25)	$(5)	$(9)	$(211)

(a)	“Other items” is comprised of interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. Interest attributable to long-term debt has not been allocated to a reportable segment and is included in “Other”.

The following discussion should be read together with “Consolidated Information — Revenues”, which discusses certain demand trends for our networking solutions and geographical factors that impacted our revenues.

Mobility and Converged Core Networks

Revenues
The following chart summarizes recent quarterly revenues for MCCN:

Q2 2006 vs. Q2 2005
MCCN revenues increased 7% in the second quarter of 2006 compared to the same period in 2005, primarily due to substantially higher GSM and UMTS solutions, partially offset by declines in circuit and packet voice solutions, and CDMA solutions.
Revenues from GSM and UMTS solutions in this segment increased substantially in EMEA, Asia and CALA and decreased substantially in the U.S. Circuit and packet voice solutions declined substantially in EMEA, and significantly in the U.S. and increased substantially in Asia as a result of the recognition of previously deferred revenue. Revenues from CDMA solutions were substantially higher in EMEA, Asia and CALA and decreased substantially in Canada and significantly in the U.S.

First half of 2006 vs. first half of 2005
MCCN revenues increased 2% in the first half of 2006 compared to the same period in 2005, primarily due to higher GSM and UMTS solutions, and a slight increase in circuit and packet solutions, partially offset by a decline in CDMA solutions.
Revenues from GSM and UMTS solutions increased substantially in EMEA, Asia and CALA and decreased substantially in the U.S. Asia revenue was positively impacted by the recognition of previously deferred revenue. Circuit and packet voice solutions increased substantially in Asia and Canada, partially offset by substantial decrease in EMEA. Revenues from CDMA solutions decreased significantly in the U.S. and increased substantially in EMEA and Asia.

Management EBT

Q2 2006 vs. Q2 2005
Management EBT for the MCCN segment decreased by $9 in the second quarter of 2006 compared to the same period in 2005 primarily as a result of the items discussed below.
MCCN gross margin decreased by approximately 2.1 percentage points (while gross profit increased by $12) primarily due to unfavorable product mix associated with increased UMTS solutions revenue, penalty costs related to a contract in the U.S., and customer mix primarily due to decreased revenue in the U.S. These decreases were partially offset by continued improvements in our cost structure primarily as a result of lower material pricing.
MCCN SG&A expense increased by $9 primarily due to increased sales and marketing expenses as a result of the LG-Nortel joint venture. Other items expense increased $10 primarily due to minority interest as a result of the LG-Nortel joint venture.
MCCN R&D expense remained relatively flat primarily due to the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business and the negative impact of foreign exchange, partially offset by investment in targeted next-generation wireless programs to increase the feature content in our portfolio solutions and increased expenses as a result of the LG-Nortel joint venture.

First half of 2006 vs. first half of 2005
MCCN Management EBT, gross margin, gross profit, SG&A expense, R&D expense and other items expense, decreased by $81, decreased by approximately 3.3 percentage points, decreased by $81, increased by $9, remained flat and decreased $8, respectively primarily due to the same factors discussed above.

Enterprise Solutions and Packet Networks

Revenues
The following chart summarizes recent quarterly revenues for ESPN:

Q2 2006 vs.Q2 2005
ESPN revenues decreased by approximately 1% in the second quarter of 2006 compared to the same period in 2005, primarily due to a substantial decrease in circuit and packet voice solutions substantially offset by increases in data networking and security solutions revenues and optical networking solutions.
Revenues from circuit and packet voice solutions decreased substantially in the U.S., Canada, and CALA and declined in EMEA. These decreases were partially offset by a substantial increase in Asia. Revenues from data networking and security solutions increased substantially in EMEA and Asia, decreased substantially in Canada and CALA and remained flat in the U.S. Revenues from our optical networking solutions increased substantially in Canada and Asia, decreased substantially in CALA and declined in the U.S. and EMEA.

First half of 2006 vs. first half of 2005
ESPN revenues decreased by approximately 1% in the first half of 2006 compared to the same period in 2005, primarily due to a significant decrease in circuit and packet voice solutions partially offset by increases in data networking and security solutions and optical networking solutions.
Revenues from circuit and packet voice solutions decreased substantially in the U.S. and CALA and declined in Canada and EMEA. These decreases were partially offset by a substantial increase in Asia. Revenues from data networking and security solutions increased substantially in Asia and improved in EMEA, partially offset by a substantial decrease in Canada, a significant decrease in CALA and a slight decrease in the U.S. Revenues from our optical networking solutions increased substantially in Canada, and improved in EMEA, partially offset by a decline in CALA and a slight decrease in Asia.

Management EBT

Q2 2006 vs. Q2 2005
Management EBT for the ESPN segment decreased by $48 in the second quarter of 2006 compared to the same period in 2005 primarily as a result of the items discussed below.
ESPN gross margin decreased by approximately 5.3 percentage points (while gross profit decreased by $59) primarily due to lower volumes and unfavorable product mix due to higher software revenue in the second quarter of 2005 compared to the second quarter of 2006. In addition, continued pricing pressures on data products, particularly in EMEA, and increased product and warranty costs, and European Union compliance related costs contributed to the decreased margin. These decreases were partially offset by continued improvements in our cost structure.
ESPN SG&A expense increased by $13 primarily due to an increase resulting from the LG-Nortel joint venture, EMEA headcount spending and unfavorable foreign exchange impacts.
ESPN R&D expense decreased by $10 primarily due to the cancellation of certain programs; partially offset by the LG-Nortel joint venture and increased development in our voice portfolio.
ESPN other items expense decreased $14 primarily due to the completion of the LG-Nortel joint venture and increased royalty benefits.

First half of 2006 vs. first half 2005
Management EBT for the ESPN segment decreased by $64 in the first half of 2006 compared to the same period in 2005 primarily as a result of the items discussed below.
ESPN gross margin decreased by approximately 4.0 percentage points (while gross profit decreased by $83) primarily due to unfavorable product mix due to higher software revenue in the second quarter of 2005 compared to the second quarter of 2006, continued pricing pressures, particularly in EMEA, European Union compliance costs, and a recovery in inventory provisions in the first quarter of 2005 not repeated in the first quarter 2006. These decreases were partially offset by continued improvements in our cost structure.
ESPN SG&A expense increased by $5 which included increases in sales and marketing expenses primarily related to the LG-Nortel joint venture and partially offset by a decrease due to continued improvements in our cost structure and cost savings due to our workforce reduction under the 2004 Restructuring Plan.
ESPN R&D expense decreased by $3 primarily due to spending on R&D programs related to IP technologies and the LG-Nortel joint venture, partially offset by more effectively prioritizing investment in data products and net unfavorable foreign exchange impacts.
ESPN other items expense decreased by $21 primarily due to minority interest as a result of the LG-Nortel joint venture.

Other

Management EBT
Other Management EBT decreased by $47 and $66 in the second quarter and first half of 2006, respectively, compared to the same periods in 2005 primarily as a result of the items discussed below.

Q2 2006 vs. Q2 2005
Other segment SG&A expense decreased by $14 primarily due to an increase in sales and marketing expenses primarily related to our acquisition of NGS and costs associated with our business transformation initiatives, internal control remedial measures and investment in our finance process, partially offset by lower costs related to our restatement related activities.
Other segment R&D expense increased by $9 primarily due to unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar and increases in employee related expenses, partially offset by savings associated with the 2004 Restructuring Plan.
Other segment other items expense increased by $31 primarily due to an increase in interest expense primarily due to securitization charges relating to BSNL receivables and higher borrowing costs and lower net foreign exchange transactional and translation gains, partially offset by a gain related to the sale of our note receivable from Bookham and gains related to changes in fair value of derivative financial instruments that do not meet the criteria for hedge accounting.

First half of 2006 vs. first half of 2005
Other segment SG&A expense, R&D expense and other expense increased by $11, $9 and $38, respectively primarily due to the same factors discussed above.

Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents excluding restricted cash decreased $1,047 during the first half of 2006 to $1,904 as of June 30, 2006, primarily due to a payment of $580 into escrow on June 1, 2006 pursuant to the Global Class Action Settlement, cash payments of $98, net of cash acquired, relating to our acquisition of Tasman Networks, expenditures for plant and equipment of $177, and an outflow from operations of $282 which included cash payments for restructuring of $64, payments of approximately $162 for pension funding and $150 repayment of the 7.40% Notes due June 15, 2006, partially offset by cash proceeds of $87 relating to the sale of our Brampton facility and $111 relating to the sale of certain investments, including $70 received from Flextronics.
The following table summarizes our cash flows by activity and cash on hand as of June 30:

	For The
	Six Months Ended
	June 30,

	2006	2005

Net cash from (used in) operating activities of continuing operations	$(282)	$(153)
Net cash from (used in) investing activities of continuing operations	(669)	(386)
Net cash from (used in) financing activities of continuing operations	(149)	(36)
Effect of foreign exchange rate changes on cash and cash equivalents	53	(85)

Net cash from (used in) continuing operations	(1,047)	(660)
Net cash from (used in) operating activities of discontinued operations	—	34
Net increase (decrease) in cash and cash equivalents	(1,047)	(626)
Cash and cash equivalents at beginning of period	2,951	3,685

Cash and cash equivalents at end of period	$1,904	$3,059

Operating activities
In recent years, our operating results have produced negative cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and the continued negative impact on gross margin due to competitive pressures, product mix and other factors discussed throughout our MD&A. In addition, we have made significant payments related to our restructuring programs and pension plans.
In the first half of 2006, our cash flows used in operating activities were $282 due to net income of $199, less adjustments of $664 related to the net change in our operating assets and liabilities plus net adjustments of $183 for non-cash and other items.
In the first half of 2006, the primary adjustments to our net earnings for non-cash and other items were shareholder litigation settlement recovery of $491 and gain on sale of businesses and assets of $26, partially offset by amortization and depreciation of $136, in process research and development expense of $16, stock option expense of $53, foreign exchange impacts on long-term assets and liabilities and other items of $291, other liabilities of $159 and deferred income taxes of $54.
In the first half of 2005, our cash outflows in operating activities were $153 due to a net loss from continuing operations of $138, less $344 related to the change in our operating assets and liabilities, plus adjustments of $329 for non-cash and other items.
In the first half of 2005, the primary adjustments to our net loss from continuing operations for non-cash and other items were amortization and depreciation of $160, substantially all of which was depreciation, and stock option expense of $36, other liabilities of $181, deferred income taxes of $12, loss on sale of businesses and assets of $17 and other adjustments of $2 partially offset by foreign exchange impacts on long-term assets and liabilities of $79.

Changes in Operating Assets and Liabilities
In the first half of 2006, the use of cash of $664 relating to the net change in our operating assets and liabilities was primarily due to restructuring outflows of $64, pension funding of approximately $162, a $180 decrease in cash flows associated with our working capital performance as discussed further below under “Working capital metrics”, income tax payments of $52 primarily due to an increase in taxable income in certain jurisdictions, and a decrease of $206 from other changes in operating assets and liabilities primarily due to deferred costs and other assets, partially offset by an increase in deferred revenue.
In the first half of 2005, the use of cash of $344 relating to the change in our operating assets and liabilities was primarily due to a $4 reduction in cash flows associated with our accounts receivable, inventory and accounts payable, $191 relating to restructuring outflows, $99 for pension funding and $29 relating to income taxes payments primarily due to an increase in income in certain taxable jurisdictions and other changes in operating assets and liabilities partially offset by $74 relating to the collection of long-term or customer financing receivables and $95 relating to the other changes in operating assets and liabilities.
We expect to pay $575, plus accrued interest in cash related to the Global Class Action Settlement. The cash amount bears interest commencing March 23, 2006 at a prescribed rate, was placed in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Global Class Action Settlement and has been classified in restricted cash and cash equivalents. On March 17, 2006, we announced that we and the lead plaintiffs reached an agreement on the related insurance and corporate governance matters including our insurers agreeing to pay $228.5 in cash towards the settlement and us agreeing with our insurers to certain indemnification obligations. We believe that these indemnification obligations would be unlikely to materially increase our total cash payment obligations under the Global Class Action Settlement. On April 3, 2006, the insurance proceeds were placed into escrow by the insurers. The insurance payments would not reduce the amounts payable by us. For more information, see “Developments in 2006 — Significant Business Developments — Global Class Action Settlement”.
We expect cash contributions for pension, post retirement and post employment funding for the 12 months commencing June 30, 2006, to be approximately $455, including a portion related to increased pension funding in the United Kingdom. In addition, we expect cash outflows for the 12 months commencing June 30, 2006, of approximately $100 related to our 2006 Restructuring Plan, 2004 Restructuring Plan and 2001 Restructuring Plan. For the 12 months commencing June 30, 2006, we expect to generate minimal cash from the sale of customer financing receivables.

Working capital metrics
Working capital for each segment is primarily managed by our regional finance organization which manages accounts receivable performance and by our global operations organization which manages inventory and accounts payable.

	Q2 2006	Q4 2005

Days sales outstanding in accounts receivable	91	86
Net inventory days	148	132
Days of purchases outstanding in accounts payable	56	58
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
DSO increased by approximately 5 days as of June 30, 2006 compared to December 31, 2005, primarily due to revenue deferrals and an increase in notes receivable related to the transfer of our Calgary manufacturing operation to Flextronics, without a corresponding increase in revenue. These increases were partially offset by the impact of continued focus on improving our collections process; however, we expect to experience fluctuations in collections performance in individual quarters.
Net inventory days, or NID, is a metric that approximates the average number of days from procurement to sale of our product. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days. Finished goods inventory includes certain direct and incremental costs associated with arrangements where title and risk of loss was transferred to the customer but revenue was deferred due to other revenue recognition criteria not being met. As of June 30, 2006 and December 31, 2005, these deferred costs totaled $2,153 and $2,014, respectively.
NID increased by approximately 16 days as of June 30, 2006 compared to December 31, 2005, primarily due to higher inventory levels associated with deferred revenue, and higher cost of sales in the fourth quarter of 2005. As of June 30, 2006 and December 31, 2005, the NID without deferred costs associated with deferred revenues was 34 days and 36 days, respectively. This improvement is due to the reduction in inventory from the Calgary facility transfer to

Flextronics. In 2006, we expect that NID will fluctuate from quarter to quarter as future cost of sales and inventory levels fluctuate due in part to the movement in the deferred costs associated with deferred revenues.
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
DPO decreased by approximately 2 days as of June 30, 2006 compared to December 31, 2005 primarily due to the one-time impact on our accounts payable balance of the divestiture of our Calgary manufacturing operations to Flextronics.

Investing activities
In the first half of 2006, cash flows used in investing activities were $669 and were primarily due to an increase in restricted cash and cash equivalents of $567, primarily related to the Global Class Action Settlement, $125 for acquisitions of investments and businesses, net of cash acquired, including $98 related to our acquisition of Tasman Networks, and $177 for the purchase of plant and equipment, which were partially offset by proceeds of $89 primarily related to the sale of our Brampton facility, and $111 related to the proceeds on sale of certain investments and businesses which we no longer consider strategic, including $70 related to the transfer of certain manufacturing assets to Flextronics.
In the first half of 2005, cash flows used in investing activities were $386 and were primarily due to proceeds of $167 from the sale of certain investments and businesses which we no longer considered strategic, including $139 related to the transfer of certain manufacturing assets to Flextronics and other adjustments of $19. These amounts were partially offset by $124 in plant and equipment expenditures and $448 associated primarily with the acquisition of NGS.

Financing activities
In the first half of 2006, cash flows used in financing activities were $149 and were primarily from cash proceeds of $1,300 relating to our draw down under the 2006 Credit Facility, which was primarily used to repay the $1,425 relating to the aggregate principal amount of notes payable on February 15, 2006 and June 15, 2006, net proceeds from other notes payable and other adjustments of $15, partially offset by dividends of $31 primarily paid by NNL related to its outstanding preferred shares and repayment of our capital leases of approximately $9.
In the first half of 2005, cash flows used in financing activities were $36 and were primarily due to dividends of $24 primarily paid by NNL related to its outstanding preferred shares, a net reduction of our notes payable by net of $8 and capital leases and other adjustments of $4.
In the first half of 2006, our cash increased by $53 compared to a decrease of $85 in the first half of 2005 due to favorable effects of changes in foreign exchange rates primarily of the Euro and the British pound against the U.S. dollar.
In the first half of 2005, our discontinued operations generated net cash of $34 related to the continued wind-down of our discontinued operations.

Credit Facility and Senior Notes
On February 14, 2006, NNI entered into the 2006 Credit Facility which was drawn down in the full amount on February 14, 2006 and we used the net proceeds primarily to repay the outstanding $1,275 aggregate principal amount of NNL’s 6.125% Notes on February 15, 2006. For more detail of the 2006 Credit Facility, see note 10 of the accompanying unaudited financial statements.
On July 5, 2006, NNL completed an offering of the Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The Notes consist of $450 of Senior Notes due 2016, $550 of Senior Notes due 2013, and $1,000 of Floating Rate Senior Notes due in 2011. The 2016 Fixed Rate Notes bear interest of 10.75% and will pay interest on a semi-annual basis. The 2013 Fixed Rate Notes bear an annual interest rate of 10.125% and will pay interest on a semi-annual basis. The Floating Rate Notes will pay interest quarterly at a rate per annum, reset quarterly, equal to the reserve-adjusted LIBOR, plus 4.25%. Following the issuance of the Notes, we entered into interest rate swaps to convert our fixed interest rate exposure under the Notes to a floating rate equal to LIBOR plus 4.625%. See the “Quantitative and Qualitative Disclosures About Market Risk” section of this report. The Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI. We have entered into interest rate swaps in order to offset floating rate assets and floating rate liabilities and minimize income statement volatility related to interest rates on our indebtedness.

NNL may redeem all or a portion of the 2016 Fixed Rate Notes at any time on or after July 15, 2011 at specified redemption prices ranging from 100% to 105.375% plus accrued and unpaid interest. In addition, NNL may redeem all or a portion of the 2013 Fixed Rate Notes at any time and, prior to July 15, 2011, all or a portion of the 2016 Fixed Rates Notes, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to July 15, 2009, NNL may also redeem up to 35% of the original aggregate principal amount of any series of Notes with proceeds of certain equity offerings at a redemption price equal to (i) in the case of the 2016 Fixed Rate Notes, 110.750% of the principal amount so redeemed, (ii) in the case of the 2013 Fixed Rate Notes, 110.125% of the principal amount so redeemed and (iii) in the case of the Floating Rate Notes, 100% of the principal amount so redeemed plus a premium equal to the interest rate per annum of such Floating Rate Notes applicable on the date of redemption, in each case, plus accrued and unpaid interest, if any. In addition, in the event of certain changes in applicable withholding taxes, NNL may redeem the Notes of each series of Notes in whole, but not in part.
The indenture governing the Notes and related guarantees contain various covenants that limit our ability to create liens (other than certain permitted liens) against assets of NNC and its restricted subsidiaries to secure funded debt in excess of certain permitted amounts without equally and ratably securing the Notes and to merge, consolidate and sell or otherwise dispose of substantially all of the assets of any of NNC, NNL and, so long as NNI is a guarantor of the Notes, NNI, unless the surviving entity or purchaser of such assets assumes the obligations of NNC, NNL or NNI, as the case may be, under the Notes and related guarantees and no default exists under the indenture governing the Notes after giving effect to such merger, consolidation or sale.
In addition, the indenture governing the Notes and related guarantees contain covenants that, at any time that the Notes do not have an investment grade rating, limit our ability to incur, assume, issue or guarantee additional funded debt (including capital leases) and certain types of preferred stock, or repurchase, redeem, retire or pay any dividends in respect of any Nortel Networks Corporation stock or NNL preferred stock, in excess of certain permitted amounts or incur debt that is subordinated to any other debt of NNC, NNL or NNI, without having that new debt be expressly subordinated to the Notes and the guarantees. At any time that the Notes do not have an investment grade rating, our ability to incur additional indebtedness and pay dividends is tied to an Adjusted EBITDA to fixed charges ratio. Adjusted EBITDA is generally defined as consolidated earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other one-time charges and gains that will be excluded from the calculation of Adjusted EBITDA. “Fixed charges” is defined in the indenture governing the Notes as consolidated interest expense plus dividends paid on certain preferred stock. Pursuant to certain significant exceptions and “carve-outs” contained in the covenants in the indenture governing the Notes, we may incur certain debt and make certain restricted payments without regard to the Adjusted EBITDA to fixed charges ratio up to certain permitted amounts. We believe that these exceptions and carve-outs currently provide us with sufficient flexibility to incur additional indebtedness, if we chose to do so, in order to operate our business.
Upon a change of control, NNL is required within 30 days to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. A “change of control” is defined in the indenture governing the notes as, among other things, the filing of a Schedule 13D or Schedule TO under the Securities Exchange Act of 1934, as amended, by any person or group unaffiliated with Nortel disclosing that such person or group has become the beneficial owner of a majority of the voting stock of Nortel Networks Corporation or has the power to elect a majority of the members of the Board of Directors of Nortel or it ceases to be the beneficial owner of 100% of the voting power of the common stock of NNL.
For additional information, see note 19, “Subsequent events” in the accompanying unaudited financial statements.
Future Uses and Sources of Liquidity
The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the “Risk Factors” section in this report.
Future Uses of Liquidity
Our cash requirements for the 12 months commencing June 30, 2006, are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	costs in relation to restatement related and remedial measure activities, regulatory and other legal proceedings, including the $575, plus accrued interest cash payment payable by NNC related to the Global Class Action Settlement. The cash amount bears interest commencing March 23, 2006 at a prescribed rate and was placed in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Global Class Action Settlement;

•	pension and post-retirement and post-employment benefit funding of approximately $455;
•	capital expenditures of approximately $300;
•	costs related to workforce reduction and other restructuring activities of approximately $100; and
•	costs related to our finance transformation project which will include, among other things, implementing SAP to provide an integrated global financial system.

Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws and may enter into acquisition or joint ventures as opportunities arise.

Contractual cash obligations
During 2006, we fulfilled a $232 purchase commitment which existed at December 31, 2005. On February 14, 2006, NNI entered into the 2006 Credit Facility which was drawn down in full to repay at maturity the outstanding $1,275 aggregate principal amount of NNL’s 6.125% Notes of February 15, 2006. On July 5, 2006, NNL completed the Notes offering and repaid the 2006 Credit Facility. For further information related to the 2006 Credit Facility and the Notes see “Developments in 2006 — Significant Business Developments — Credit Facility and Senior Notes” and note 10 of the accompanying unaudited financial statements.
Our contractual cash obligations for operating leases, obligations under special charges, pension and post-retirement obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of June 30, 2006 from the amounts disclosed as of December 31, 2005 in our 2005 Annual Report.

Customer financing
Generally, customer financing arrangements may include financing with deferred payment terms in connection with the sale of our products and services, as well as funding for non-product costs associated with network installation and integration of our products and services. We may also provide from time to time funding to our customers for working capital purposes and equity financing. There have been no significant changes to our customer financing commitments during the first half of 2006.
Future Sources of Liquidity
As of June 30, 2006, our primary source of liquidity was cash and we expect this to continue throughout the next 12 months. In addition, over the next 12 months, we expect the collection of cash due from Flextronics as a result of the transfer of certain manufacturing assets completed during the first half of 2006 to be a source of cash. We believe our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business Overview — Our Strategy”), fund our investments and meet our customer commitments for at least the 12 month period commencing June 30, 2006, including the cash expenditures outlined in our future uses of liquidity. Our ability to generate sustainable cash from operations will be dependent on our ability to generate profitable revenue streams and reduce our operating expenses. If capital spending by our customers changes or pricing and margins change from what we currently expect, our revenues and cash flows may be materially lower and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. In making this statement, we have not assumed the need to make any payments in respect of fines or other penalties or judgments or settlements in connection with our pending civil litigation not encompassed by the Global Class Action Settlement or regulatory or criminal investigations related to the restatements, which could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees and expenses.
The Global Class Action Settlement, if approved and all other conditions are satisfied, will have a material impact on our liquidity as a result of the $575, plus accrued interest cash payment. The cash amount bears interest commencing March 23, 2006 at a prescribed rate and has been placed in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Global Class Action Settlement. Amounts placed in escrow are included in restricted cash and cash equivalents. We also expect that the issuance of 628,667,750 Nortel Networks Corporation common shares (which represented 14.5% of our equity as of February 7, 2006) will result in a significant dilution of existing shareholder equity positions and may adversely affect our ability to finance using equity and equity related securities in the future. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Global Class Action Settlement would be adjusted accordingly. The Global Class Action Settlement is subject to several conditions. In addition, we continue to be subject to significant regulatory and criminal investigations which could materially adversely affect our business, results of operations, financial condition and liquidity by requiring us to pay substantial fines or other penalties or settlements or by limiting our access to capital market transactions.
Our ability and willingness to access the capital markets is based on many factors including market conditions and our overall financial objectives. Currently, our ability is limited by our and NNL’s credit ratings, the Third Restatement and related matters. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed or that we will be able to refinance any maturing debt as it comes due or that financings will be available to us on acceptable terms, or at all. See the “Risk Factors” section of this report.
We expect to receive the remainder of the estimated gross proceeds of approximately $600 from the Flextronics transaction in 2006, which is expected to be partially offset by cash outflows attributable to direct transaction costs and other costs associated with the transaction. See “Developments in 2006 — Significant Business Developments — Evolution of Our Supply Chain Strategy”.

Available support facility
On February 14, 2003, NNL entered into the EDC Support Facility. As of June 30, 2006, the facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments, of which $147 was outstanding; and
•	$450 of uncommitted support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $46 was outstanding.
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
Effective February 14, 2006, NNL’s obligations under the EDC Support Facility became equally and ratably secured with the 2006 Credit Facility and the 2023 Bonds by a pledge of substantially all of the U.S. and Canadian assets of NNC and NNL and the U.S. assets of NNI and equally and ratably secured with the 2006 Credit Facility by a pledge of substantially all of NNC’s U.S. and Canadian assets in accordance with the terms of the EDC Support Facility. NNL’s obligations under the EDC Support Facility also were guaranteed by NNC and NNI at such time. These guarantees and security agreements terminated on July 5, 2006 with the repayment of the 2006 Credit Facility. In connection with the $2,000 Notes offering discussed above, NNL, NNI and EDC entered into a new guarantee agreement dated July 4, 2006 by which NNI agreed to guarantee NNL’s obligations under the EDC Support Facility during such time that such senior notes are guaranteed by NNI.
As described above under “Third Restatement Impacts — Credit and Support Facilities”, we entered into an amendment and waiver agreement with respect to certain breaches under the EDC Support Facility relating to the delayed filings and the restatements and revisions to our and NNL’s prior financial results.
For information related to our outstanding public debt, see “Long-term debt, credit and support facilities” in note 10 of the accompanying unaudited financial statements. For information related to our debt ratings, see “Credit Ratings” below. See the “Risk Factors” section of this report for factors that may affect our ability to comply with covenants and conditions in our EDC Support Facility in the future.

Shelf registration statement and base shelf prospectus
In 2002, we and NNL filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of June 30, 2006, approximately $1,700 under the shelf registration statement and base shelf prospectus had been utilized. As of June 6, 2004, the Canadian base shelf prospectus expired. As a result of the delayed filing of our Exchange Act reports with the SEC due to the multiple restatements and revisions to our and NNL’s prior financial results, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months. See the “Risk Factors” section in this report.
Credit Ratings

Rating on long-term debt
	issued or guaranteed by	Rating on preferred
	Nortel Networks Limited/	shares issued by Nortel
Rating agency	Nortel Networks Corporation	Networks Limited	Last update

Standard & Poor’s Ratings Service	B-	CCC-	June 16, 2006
Moody’s Investors Service, Inc.	B3	Caa3	June 16, 2006
On June 16, 2006, S&P revised its rating on NNL from credit watch with negative implications. At the same time S&P affirmed its B- long-term credit rating and assigned its B- senior unsecured debt rating to the Notes with an outlook of stable. On June 16, 2006, Moody’s affirmed the B3 Corporate Family Rating on Nortel and assigned a B3 rating to the Notes issue and revised the outlook from negative to stable. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.
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
The following table provides information related to these types of bonds as of:

	June 30,	December 31,
	2006	2005

Bid and performance related bonds(a)	$242	$222
Other bonds(b)	40	44

Total bid, performance related and other bonds	$282	$266

(a)	Net of restricted cash and cash equivalents amounts of $25 and $36 as of June 30, 2006 and December 31, 2005, respectively.

(b)	Net of restricted cash and cash equivalents amounts of $614 and $31 as of June 30, 2006 and December 31, 2005, respectively.
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

Receivables Securitization and Certain Variable Interest Transactions
Certain of our lease financing transactions were structured through single transaction variable interest entities, or VIEs, that did not have sufficient equity at risk as defined in the Financial Accounting Standards Board, or FASB, Interpretation, or FIN No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, or FIN 46, and in FIN 46 — FIN 46 (Revised 2003), or FIN 46R. VIEs are characterized as entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Reporting entities which have a variable interest in such an entity and are deemed to be the primary beneficiary must consolidate the variable interest entity. Effective July 1, 2003, we prospectively began consolidating two VIEs for which we were considered the primary beneficiary following the guidance of FIN 46, on the basis that we retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs’ debt, which represented the majority of the risks associated with the respective VIEs’ activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During 2005, the debt related to one of the VIEs was extinguished and as a result consolidation of this VIE was no longer required. As of June 30, 2006, our consolidated balance sheet included $86 of long-term debt and $86 of plant and equipment — net related to these VIEs. These amounts represented both the collateral and maximum exposure to loss as a result of our involvement with these VIEs.
On June 3, 2005, we acquired NGS, a VIE for which we were considered the primary beneficiary under FIN 46R. Our consolidated financial results include NGS’s operating results from the date of the acquisition.
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
As of June 30, 2006, none of our other interests or arrangements were considered significant variable interests and, therefore, they did not meet the requirements for disclosure under FIN 46R.
We have also conducted certain receivable sales transactions either directly with financial institutions or with multi-seller conduits. As of June 30, 2006, we were not required to, and did not, consolidate or provide any of the additional disclosures set out in FIN 46R with respect to the variable interest entities involving receivable sales.
Additionally, we have agreed to indemnify some of our counterparties in certain receivables securitization transactions. These receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of June 30, 2006, we had approximately $284 of securitized receivables which were subject to repurchase under this provision, in which case we would assume all rights to collect such receivables. Historically, we have not made any significant indemnification payments or receivable repurchases under these agreements and no significant liability has been accrued in the accompanying unaudited financial statements with respect to the obligation associated with these indemnities.
Application of Critical Accounting Policies and Estimates
Our accompanying unaudited financial statements are based on the selection and application of accounting policies generally accepted in the U.S., which require us to make significant estimates and assumptions. We believe that the following accounting policies and estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates: revenue recognition, provisions for doubtful accounts, provisions for inventory, provisions for product warranties, income taxes, goodwill valuation, pension and post-retirement benefits, special charges and other contingencies.
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
Once we consider all of these individual factors, an appropriate provision is then made, which takes into consideration the likelihood of loss and our ability to establish a reasonable estimate.
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
The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	June 30,	December 31,
	2006	2005

Gross accounts receivable	$2,886	$2,999
Provision for doubtful accounts	(101)	(137)

Accounts receivable — net	$2,785	$2,862

Accounts receivable provision as a percentage of gross accounts receivable	3%	5%
Gross long-term receivables	$52	$57
Provision for doubtful accounts	(30)	(33)

Net long-term receivables	$22	$24

Long-term receivable provision as a percentage of gross long-term receivables	58%	58%
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

Our inventory includes certain direct and incremental deferred costs associated with arrangements where title and risk of loss was transferred to customers but revenue was deferred due to other revenue recognition criteria not being met. We have not recorded provisions against this type of inventory.
The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	June 30,	December 31,
	2006	2005

Gross inventory	$3,835	$3,660
Inventory provisions	(1,070)	(1,039)

Inventories — net(a)	$2,765	$2,621

Inventory provisions as a percentage of gross inventory	28%	28%

(a)	Includes long-term portion of inventory related to deferred costs, which is included in other assets.
Inventory provisions increased $31 as a result of $64 of additional inventory provisions and $76 of reclassifications and other adjustments, partially offset by $81 of scrapped inventory and $28 of reductions due to sale of inventory. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.
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
The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of:

Balance as of December 31, 2005	$208
Payments	(140)
Warranties issued	138
Revisions	5

Balance as of June 30, 2006	$211

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
Tax Asset Valuation
Our net deferred tax assets balance, excluding discontinued operations, was $3,969 as of June 30, 2006 and $3,902 as of December 31, 2005. The $67 increase was primarily due to the effects of foreign exchange translation, partially offset by a drawdown of deferred tax assets in profitable jurisdictions. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which are available to reduce future taxes payable in our significant tax jurisdictions. Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.
During the second quarter of 2006, the Canadian government enacted a reduction in the federal tax rate. The overall rate reduction of approximately 3% will be phased in through 2010, at which time the federal rate will be 19%. As a result of this change in rates, our gross deferred tax asset was reduced with a corresponding decrease in the amount of valuation allowance established against the gross deferred tax asset.
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
We are in a cumulative loss position in certain of our material jurisdictions. Primarily for this reason, we have recorded an income tax valuation allowance against a portion of these deferred income tax assets. However, due to the fact that the majority of the carryforwards do not expire in the near future and our future expectations of earnings, we concluded that it is more likely than not that the remaining net deferred income tax asset recorded as of June 30, 2006 will be realized. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our net earnings (loss).
During the six months ended June 30, 2006, our gross income tax valuation allowance increased to $3,640 compared to $3,410 as of December 31, 2005. The $230 increase was primarily due to the impacts of foreign exchange rates and other adjustments offset by additional valuation allowances recorded against the tax benefit of current period losses in certain jurisdictions. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of June 30, 2006 were appropriate.
Goodwill Valuation
The carrying value of goodwill was $2,588 as of June 30, 2006 and $2,592 as of December 31, 2005. The decrease primarily relates to the divestiture to Flextronics and an adjustment of $6 related to the reduction of goodwill originally recorded as part of the acquisition of NGS, partially offset by our acquisition of Tasman Networks and foreign exchange fluctuations associated with minority interests.
Due to the change in our operating segments and reporting units as described in “Business Overview — Our Segments”, a triggering event occurred requiring a goodwill impairment test in the first quarter of 2006 in accordance with SFAS No. 142, “Goodwill and other Intangible Assets”. We performed this test and concluded that there was no impairment.
Special Charges
At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write-downs to ensure that these accruals are still appropriate. As of June 30, 2006, we had $49 in accruals related to workforce reduction charges and $240 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by Nortel or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.
Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
Our unaudited financial statements are based on the selection and application of accounting policies, generally accepted in the U.S. For more information related to the accounting policies that we adopted as a result of new accounting standards, see “Accounting changes” in note 2 of the accompanying unaudited financial statements. The following summarizes the accounting changes that we have adopted:

•	The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments — As of January 1, 2006, we adopted the United States Emerging Issues Task Force EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1, re-titled FASB Staff Position (“FSP”), FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or FSP FAS 115-1 and FAS 124-1. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on our results of operations and financial condition.
•	Inventory Costs — As of January 1, 2006, we adopted FASB SFAS No. 151, “Inventory Costs”, or SFAS 151. The adoption of SFAS 151 did not have a material impact on our results of operations and financial condition.
•	Share-Based Payment — In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS 123 that will impact us, including the requirement to estimate employee forfeitures each period when recognizing compensation expense and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for us as of January 1, 2006. We previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”, or SFAS 148. SAB 107, “Share-Based Payment”, or SAB 107, was issued by the SEC in March 2005, and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, we recorded a gain of $9 as a cumulative effect of an accounting change. There were no other material impacts on our results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosures related to SFAS 123R, see note 16 of the accompanying unaudited financial statements.
•	Accounting Changes and Error Corrections — In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, or SFAS 154, which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 also requires certain disclosures for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and was adopted by us as of January 1, 2006. The impact that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition will depend on the nature of future accounting changes adopted by us and the nature of transitional guidance provided in future accounting pronouncements.
•	Accounting for Purchases and Sales of Inventory with the same Counterparty — As of April 1 2006, we adopted EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, or EITF 04-13. The adoption of EITF 04-13 did not have a material impact on our results of operations and financial condition.

Recent Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140” or SFAS 155. SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133”). In addition, it amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” , or SFAS 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Nortel will adopt the provisions of SFAS 155 on January 1, 2007. The implementation of SFAS 155 is not expected to have a material impact on Nortel’s results of operations and financial condition.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”, or SFAS 156. SFAS 156 simplifies the accounting for assets and liabilities arising from loan servicing contracts. SFAS 156 requires that servicing rights be valued initially at fair value, and subsequently either (i) accounted for at fair value or (ii) amortized over the period of estimated net servicing income/ loss, with an assessment for impairment or increased obligation each reporting period. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Nortel will adopt the provisions of SFAS 156 on January 1, 2007. The implementation of SFAS 156 is not expected to have a material impact on Nortel’s results of operations and financial condition.
In April 2006, the FASB issued FSP, FASB Interpretation No. (“FIN”), 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)”, or FSP FIN 46(R)-6. FSP FIN 46(R)-6 provides accounting guidance on how to distinguish between arrangements that create variability (i.e., the risks and rewards) within an entity and arrangements that are subject to that variability (i.e., variable interests). FSP FIN 46(R)-6 is responding to a need for accounting guidance on arrangements that can be either assets or liabilities (e.g., derivative financial instruments). FSP FIN 46(R)-6 is effective for the first fiscal period that begins after June 15, 2006. Nortel will adopt the provisions of FSP FIN 46(R)-6 effective July 1, 2006. Nortel is currently in the process of assessing the impact of FSP FIN 46(R)-6 on its results of operations and financial condition.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, or SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Nortel will adopt the provisions of FIN 48 on January 1, 2007. Nortel is currently in the process of assessing the impact of FIN 48 on Nortel’s results of operations and financial condition.
Outstanding Share Data
As of July 25, 2006, Nortel Networks Corporation had 4,335,727,064 outstanding common shares.
As of July 25, 2006, 318,848,577 issued and 10,840,569 assumed stock options were outstanding and 199,199,399 and 10,840,459, respectively, are exercisable for common shares of Nortel Networks Corporation on a one-for-one basis.
As of July 25, 2006, 14,162,000 restricted stock units and 4,310,000 performance stock units were outstanding. Once vested, each restricted stock unit and performance stock unit entitles the holder to receive one common share of Nortel Networks Corporation or, in our discretion, cash in lieu of common shares in certain circumstances from treasury or through open market purchases at our option.
In addition, Nortel Networks Corporation previously issued $1,800 of 4.25% Convertible Senior Notes, or Convertible Senior Notes, due on September 1, 2008. The Convertible Senior Notes are convertible, at any time, by holders into common shares of Nortel Networks Corporation, at an initial conversion price of $10 per common share, subject to adjustment upon the occurrence of certain events including the potential consolidation of Nortel Networks Corporation common shares.

Market Risk
Market risk represents the risk of loss that may impact our consolidated financial statements due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in “Quantitative and Qualitative Disclosures About Market Risks” section of this report and in our 2005 Annual Report.
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
Environmental Matters
We are exposed to liabilities and compliance costs arising from its past management and disposal of hazardous substances and wastes. As of June 30, 2006, the accruals on the consolidated balance sheet for environmental matters were $29. Based on information available as of June 30, 2006, we believe that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.
We have remedial activities under way at 14 sites which are either currently or previously owned or occupied facilities. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $29.
We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at four Superfund sites in the U.S. (two Potentially Responsible Party and two de minimis Potentially Responsible Party). An estimate of our share of the anticipated remediation costs associated with such Superfund sites is included in the environmental accruals of $29 referred to above.
Liability under CERCLA may be imposed on a joint and several basis, without regard to the extent of our involvement. In addition, the accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements which may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than its current estimate.
For a discussion of Environmental matters, see “Contingencies” in note 18 of the accompanying unaudited financial statements.
Legal Proceedings
For additional information related to our legal proceedings, see “Contingencies” in note 18 of the accompanying unaudited financial statements, “Developments in 2006 — Significant Business Developments — Global Class Action Settlement”, “Restatements; Material Weaknesses; Related Matters — Regulatory Actions”; and “Risk Factors” section of this report.
Cautionary Notice Regarding Forward Looking Information
Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following (i) risks and uncertainties relating to our restatements and related matters including: our most recent restatement and two previous restatements of our financial statements and related events; the negative impact on us and NNL of our most recent restatement and delay in filing our financial statements and related periodic reports, legal judgments, fines, penalties or settlements, or any substantial regulatory fines or other penalties or sanctions, related to the ongoing regulatory and criminal investigations of us in the U.S. and Canada; any significant pending civil litigation actions not encompassed by the Global Class Action Settlement; any substantial cash payment and/or significant dilution of our existing shareholders’ equity positions resulting from approval of the Global Class Action Settlement, or if the Global Class Action Settlement is not approved, any larger settlements or awards of damages in respect of such class actions; any unsuccessful remediation of our material weaknesses in internal control over financial reporting resulting in an inability to report our results of operations and financial condition accurately and in a timely manner; the time required to implement our remedial measures; our inability to access, in its current form, our shelf registration filed with the SEC, and our below investment grade credit rating and any further adverse effect on our credit rating due to our restatements of our financial statements; any adverse affect on our business and market price of our publicly traded securities arising from continuing negative publicity related to our restatements; our potential inability to attract or retain the personnel necessary to achieve our business objectives; any breach by us of the continued listing requirements of the NYSE or TSX causing the NYSE and/or the TSX to commence suspension or delisting procedures; (ii) risks and uncertainties relating to our business including: yearly and quarterly fluctuations of our operating results; reduced demand and pricing pressures for our products due to global economic conditions, significant competition, competitive pricing practice, cautious capital spending by customers, increased industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material and adverse affects on our performance if our expectations regarding market demand for particular products prove to be wrong or because of certain barriers in our efforts to expand internationally; any reduction in our operating results and any related volatility in the market price of our publicly traded securities arising from any decline in our gross margin, or fluctuations in foreign currency exchange rates; any negative developments associated with our supply contract and contract manufacturing agreements including as a result of using a sole supplier for key optical networking solutions components, and any defects or errors in our current or planned products; any negative impact to us of our failure to achieve our business transformation objectives; additional valuation allowances for all or a portion of our deferred tax assets; our failure to protect our intellectual property rights, or any adverse judgments or settlements arising out of disputes regarding intellectual property; changes in regulation of the Internet and/or other aspects of the industry; any failure to successfully operate or integrate our strategic acquisitions, or failure to consummate or succeed with our strategic alliances; any negative effect of our failure to evolve adequately our financial and managerial control and reporting systems and processes, manage and grow our business, or create an effective risk management strategy; and (iii) risks and uncertainties relating to our liquidity, financing arrangements and capital, including: the impact of our most recent restatement and two previous restatements of our financial statements; any inability of us to manage cash flow fluctuations to fund working capital requirements or achieve our business objectives in a timely manner or obtain additional sources of funding; high levels of debt, limitations on us capitalizing on business opportunities because of credit facility covenants, or on obtaining additional secured debt pursuant to the provisions of indentures governing certain of our public debt issues and the provisions of our credit facilities; any increase of restricted cash requirements for us if we are unable to secure alternative support for obligations arising from certain normal course business activities, or any inability of our subsidiaries to provide us with sufficient funding; any negative effect to us of the need to make larger defined benefit plans contributions in the future or exposure to customer credit risks or inability of customers to fulfill payment obligations under customer financing arrangements; any negative impact on our ability to make future acquisitions, raise capital, issue debt and retain employees arising from stock price volatility and further declines in the market price of our publicly traded securities, or any future share consolidation resulting in a lower total market capitalization or adverse effect on the liquidity of our common shares. For additional information with respect to certain of these and other factors, see our 2005 Annual Report, the “Risk Factors” sections of this report and the 2006 First Quarter Report, and our other securities filings with the SEC. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact Nortel’s consolidated financial statements through adverse changes in financial market prices and rates. Nortel’s risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. To manage the risk from these fluctuations, Nortel enters into various derivative-hedging transactions that it has authorized under its policies and procedures. Nortel maintains risk management control systems to monitor market risks and counterparty risks. These systems rely on analytical techniques including both sensitivity analysis and value-at-risk estimations. Nortel does not hold or issue financial instruments for trading purposes.
Nortel manages foreign exchange exposures using forward and option contracts to hedge sale and purchase commitments. Nortel’s most significant foreign exchange exposures are in the Canadian dollar, the British pound and the euro. Nortel enters into U.S. to Canadian dollar forward and option contracts intended to hedge the U.S. to Canadian dollar exposure on future revenues and expenditure streams. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, Nortel recognizes the gains and losses on the effective portion of these contracts in earnings when the hedged transaction occurs. Any ineffective portion of these contracts is recognized in earnings immediately.
Nortel expects to continue to expand its business globally and, as such, expects that an increasing proportion of Nortel’s business may be denominated in currencies other than U.S. dollars. As a result, fluctuations in foreign currencies may have a material impact on Nortel’s business, results of operations and financial condition. Nortel tries to minimize the impact of such currency fluctuations through its ongoing commercial practices and by attempting to hedge its major currency exposures. In attempting to manage this foreign exchange risk, it identifies operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Given Nortel’s exposure to international markets, it regularly monitors all of its material foreign currency exposures. However, if significant foreign exchange losses are experienced, they could have a material adverse effect on its business, results of operations and financial condition.
A portion of Nortel’s long-term debt is subject to changes in fair value resulting from changes in market interest rates. Nortel has hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps. Changes in fair value of the swaps are recognized in earnings with offsetting amounts related to the change in the fair value of the hedged debt attributable to interest rate changes. Any ineffective portion of the swaps is recognized in earnings immediately. Nortel records net settlements on these swap instruments as adjustments to interest expense. In the second quarter of 2006, following the issuance of the Notes, Nortel entered into interest rate swaps to convert its fixed interest rate exposure under the Notes to a floating rate equal to LIBOR plus 4.625%. Nortel entered into these interest rate swaps in order to offset floating assets and floating liabilities and minimize income statement volatility related to interest rate movements.
Historically, Nortel has managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. Nortel uses sensitivity analysis to measure its interest rate risk. The sensitivity analysis includes cash, outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate long-term debt. There have been no significant changes to Nortel’s market risk during the second quarter of 2006.

ITEM 4.     Controls and Procedures
Management Conclusions Concerning Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO (Mike S. Zafirovski and Peter W. Currie, respectively), pursuant to Rule 13a-15 under the Unites States Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures as at June 30, 2006 (the end of the period covered by this report).
In making this evaluation, the CEO and CFO considered, among other matters:

•	our successive restatements of our financial statements, including the Third Restatement;
•	the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review”, submitted to the Audit Committee in January 2005 by WilmerHale and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of our 2003 Annual Report;
•	the material weaknesses in our internal control over financial reporting that we and our independent registered chartered accountants, Deloitte, have identified (as more fully described below);
•	management’s assessment of our internal control over financial reporting and conclusion that our internal control over financial reporting was not effective as at December 31, 2005 (including the matters disclosed under “Management’s Assessment and Observation’s included in Item 9A of our 2005 Annual Report), and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, included in Item 9A of our 2005 Annual Report;
•	the conclusion of the CEO and CFO that our disclosure controls and procedures, as at March 31, 2006 were not effective, included in Item 4 of our 2006 First Quarter Report;
•	the findings of the Revenue Independent Review included in Item 9A of our 2005 Annual Report;
•	the findings of the Internal Audit Review included in Item 4 of our 2006 First Quarter Report; and
•	the remedial measures we have identified, developed and begun to implement to address these issues.
Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures as at June 30, 2006 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Remedial Measures
We have identified, developed and are implementing remedial measures in light of the findings of the Independent Review and Revenue Independent Review, and of management’s assessment of the effectiveness of internal control over financial reporting, to strengthen our internal control over financial reporting and disclosure controls and procedures, and to address the material weaknesses in our internal control over financial reporting.
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
Management has also identified, developed and is implementing a number of measures to strengthen our internal control over financial reporting and disclosure controls and procedures, and to address the material weaknesses in our internal control over financial reporting. These measures include the compensating procedures and processes that we have applied, in light of our material weaknesses and ineffective internal control over financial reporting and disclosure controls and procedures, to ensure the reliability of our financial reporting. Further, as part of the strengthening of our 2006 SOX 404 program, and specifically to monitor the progress on remedial efforts towards addressing our material weaknesses, in the second quarter of 2006 we established a SOX Steering Committee comprised of senior management from finance, legal, human resources, internal audit, information services and operations. The committee meets biweekly. In addition, the SOX VP regularly meets with internal audit and reports to the Audit Committee on the continuing development and implementation of plans to address our material weaknesses.
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

Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended June 30, 2006, the following changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	As part of the completion of the portion of the Flextronics transaction related to the manufacturing activities in Calgary, Canada, as described in greater detail under “Business Overview — Evaluation of Our Supply Chain Strategy” in the MD&A section of this report, in the second quarter of 2006 we transferred existing accounts payable and supply chain functions related to the Calgary activities to SAP as well as, approximately 650 employees from various business functions located primarily in Calgary to Flextronics. In relation to these activities, we have modified our internal control over financial reporting to accommodate changes in our business processes and implemented certain compensating manual processes and controls that we continue to monitor.
•	NGS consolidated its various enterprise resource planning systems and supporting accounting applications into one system, reducing certain manual processes and we are monitoring this new system.

PART II
OTHER INFORMATION
ITEM 1.     Legal Proceedings
On May 25, 2006, Mr. Michael Gollogly filed a Statement of Claim in the Ontario Superior Court of Justice against Nortel and NNL asserting claims for wrongful dismissal and seeking compensatory, aggravated and punitive damages, damages for mental distress, pre and post- judgment interest and costs.
Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2005 Annual Report and the 2006 First Quarter Report. For additional discussion of our material legal proceedings, see “Contingencies” in note 18 of the accompanying unaudited financial statements and the “Risk Factors” section of this report.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our 2005 Annual Report and 2006 First Quarter Report, which could materially affect our business, results of operations, financial condition or liquidity. The risks described herein and in our 2005 Annual Report and 2006 First Quarter Report are not the only risks facing Nortel. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. The risks described in our 2005 Annual Report have not materially changed, other than as set forth below.
Risks Relating to Our Restatements and Related Matters

Material adverse legal judgments, fines, penalties or settlements, including the Global Class Action Settlement, could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.
We estimate that our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business Overview — Our Strategy” in the MD&A section of this report), fund our investments and meet our customer commitments for at least the next twelve month period commencing June 30, 2006, including cash expenditures outlined under “Liquidity and Capital Resources — Future Uses of Liquidity” in the MD&A section of this report. In making this estimate, we have not assumed the need to make any payments in respect of fines or other penalties or judgments or settlements in connection with our pending civil litigation (other than those encompassed by the Global Class Action Settlement and for anticipated professional fees and expenses) or regulatory or criminal investigations related to the restatements, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Any such payments (in addition to those encompassed by the Global Class Action Settlement) could materially and adversely affect our cash position, our available cash and cash flow from operations may not be sufficient to pay them, and additional sources of funding may not be available to us on commercially reasonable terms or at all. If we are unable to refinance our existing debt that is coming due in 2008, should we decide to do so, the amount of cash available to finance our operations and other business activities and our ability to pay any judgments, fines, penalties or settlements, if any, would be significantly reduced, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
These circumstances could have a material adverse effect on our business, results of operations, financial condition and liquidity, including by:

•	requiring us to dedicate a substantial portion of our cash and/or cash flow from operations to payments of such judgments, fines, penalties or settlements, thereby reducing the availability of our cash and/or cash flow to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, including debt reduction;
•	making it more difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness;
•	increasing the difficulty and/or cost to us of refinancing our indebtedness, should we decide to do so;
•	adversely affecting our credit ratings;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•	making it more difficult or more costly for us to make acquisitions and investments;
•	limiting our ability to obtain, and/or increasing the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance; and
•	restricting our ability to introduce new technologies and products and/or exploit business opportunities.

Risks Relating to Our Liquidity, Financing Arrangements and Capital

Cash flow fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner. Additional sources of funds may not be available on acceptable terms or at all.
Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. As of June 30, 2006, our primary source of liquidity was cash and we expect this to continue throughout 2006. Based on past performance and current expectations we do not expect our operations to generate significant cash flow in 2006. We estimate that as our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business Overview — Our Strategy” in the MD&A section of this report), fund our investments and meet our customer commitments for at least the next twelve month period commencing June 30, 2006, including cash expenditures outlined under “Liquidity and Capital Resources — Future Uses of Liquidity” in the MD&A section of this report. In making this estimate, we have not assumed the need to make any payments in respect of fines or other penalties or judgments or settlements in connection with our pending civil litigation not encompassed by the Global Class Action Settlement or regulatory or criminal investigations related to the restatements, which could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees and expenses. As more fully discussed under “Material adverse legal judgments, fines, penalties or settlements, including the Global Class Action Settlement, could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant,” these payments could materially and adversely affect our cash position, our available cash and cash flow from operations may not be sufficient to pay them, and additional sources of funding may not be available to us on commercially reasonable terms or at all.
If we are unable to refinance our existing debt that is coming due in 2008, should we decide to do so, the amount of cash available to finance our operations and other business activities and our ability to pay any judgments, fines, penalties or settlements, if any, would be significantly reduced, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Other factors, discussed more fully elsewhere in this section, may also result in our net cash requirements exceeding our current expectations and negatively affect the amount of cash available to finance our operations and other business activities, including:

•	a greater than expected slowdown in capital spending by service providers and other customers, increased pricing and product margin pressures, or other changes to our business model could result in materially lower revenues and cash flows;
•	costs incurred in connection with restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings;
•	changes in market demand for networking products, which may require increased expenditures to develop and market different technologies;
•	we may need to make larger contributions to our defined benefit plans in North America and the U.K. and retirement plans in other countries;
•	an increased portion of our cash and cash equivalents may be restricted as cash collateral for customer performance bonds and contracts if the industry or our current condition deteriorates; and
•	an inability of our subsidiaries to provide us with funding in sufficient amounts could adversely affect our ability to meet our obligations.
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
In order to finance our business, we have incurred significant levels of debt. As of June 30, 2006, we had approximately $3.8 billion of debt reflected on our consolidated balance sheet, of which $2.2 billion was notes outstanding under our public debt indentures and $194 million was outstanding under the EDC Support Facility. In addition, on July 5, 2006 we completed an offering of $2 billion aggregate principal amount of senior notes to qualified institutional buyers pursuant to Rule 144A and to persons outside the United States pursuant to Regulation S under the U.S. Securities Act of 1933, as amended. NNL used $1.3 billion of the net proceeds, from this offering, to repay the 2006 Credit Facility. In the future, we may need to obtain additional sources of funding, which may include debt or convertible debt financing. A high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding, or any significant reduction in, or access to, the EDC Support Facility, could materially and adversely affect our ability to fund the operations of our business.
Other effects of our high degree of leverage include the following:

•	it could be more difficult for us to satisfy our obligations under our outstanding debt and other obligations;
•	we may have difficulty borrowing money in the future or accessing other sources of funding;
•	we may have difficulty refinancing our existing debt, should we decide to do so;
•	we may need to dedicate a substantial portion of our cash and cash flow from operations to debt payments, thereby significantly reducing the availability of our cash and cash flow from operations for other purposes, including payments of judgments, settlements, fines or other penalties and our operational needs (for example, in order to meet our debt service obligations, we may be required to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities such as acquisitions, R&D projects or product design enhancements);
•	increase our vulnerability to economic downturns, adverse industry conditions and adverse developments in our business, and limit our flexibility in planning for or reacting to such changes; and
•	place us at a competitive disadvantage compared to competitors that have less debt.

Covenants in the indenture governing certain of our senior notes impose operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities.
The indenture governing the senior notes we issued on July 5, 2006 contains various covenants that limit our ability to create liens (other than certain permitted liens) against assets of NNC and its restricted subsidiaries to secure funded debt in excess of certain permitted amounts without equally and ratably securing the notes and to merge, consolidate and sell or otherwise dispose of substantially all of the assets of any of NNC, NNL and, so long as NNI is a guarantor of the notes, NNI unless the surviving entity or purchaser of such assets assumes the obligations of NNC, NNL or NNI, as the case may be, under the notes and related guarantees and no default exists under the indenture after giving effect to such merger, consolidation or sale.
In addition, the indenture contains covenants that, at any time that the notes do not have an investment grade rating, limit our ability to incur, assume, issue or guarantee additional funded debt (including capital leases) and certain types of preferred stock, or repurchase, redeem, retire or pay any dividends in respect of any Nortel Networks Corporation stock or NNL preferred stock, in excess of certain permitted amounts or incur debt that is subordinated to any other debt of NNC, NNL or NNI, without having that new debt be expressly subordinated to the notes and the guarantees. At any time that the notes do not have an investment grade rating, our ability to incur additional indebtedness and pay dividends is tied to an Adjusted EBITDA to fixed charges ratio of, except that Nortel may incur certain debt and make certain restricted payments without regard to the ratio up to certain permitted amounts. Adjusted EBITDA is generally defined as consolidated earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other one-time charges and gains that will be excluded from the calculation of Adjusted EBITDA. “Fixed charges” is defined in the indenture as consolidated interest expense plus dividends paid on certain preferred stock. See “Liquidity and Capital Resources — Cash Flow — Credit Facility and Senior Notes” for more information.

Upon a change of control, NNL is required within 30 days to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. A “change of control” is defined in the indenture governing the notes as, among other things, the filing of a Schedule 13D or Schedule TO under the Securities Exchange Act of 1934, as amended, by any person or group unaffiliated with Nortel disclosing that such person or group has become the beneficial owner of a majority of the voting stock of Nortel Networks Corporation or has the power to elect a majority of the members of the Board of Directors of Nortel or it ceases to be the beneficial owner of 100% of the voting power of the common stock of NNL.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2006, Nortel Networks Corporation issued an aggregate of 39,432 shares upon the exercise of options granted under the Nortel Networks/ BCE 1985 Stock Option Plan and the Nortel Networks/ BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE Inc. employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration pursuant to Regulation S under the United States Securities Act of 1933 (the “Securities Act”), as amended. All funds received by Nortel Networks Corporation in connection with the exercise of stock options granted under the two Nortel Networks/ BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to Nortel Networks Corporation to round up fractional entitlements into whole shares. Nortel Networks Corporation keeps these nominal amounts and uses them for general corporate purposes.

Number of Common Shares Issued
	Without U.S. Registration Upon	Range of
	Exercise of Stock Options Under	Exercise Prices
Date of Exercise	Nortel/BCE Plans	Canadian $

June 8, 2006	39,432	$18.02 - $58.38
The following table sets forth the total number of share units of Nortel Networks Corporation credited to accounts of Directors of the Corporation, in lieu of cash fees, under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and Nortel Networks Limited Directors’ Deferred Share Compensation Plan during the second quarter of 2006. These transactions are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Total Number of
	Common Share Units	Price per
	Acquired under Directors	Common Share
Date of Grant	Deferred Share Compensation Plans	(or Unit)

June 30, 2006	115,786.0553(1)	$2.27(2)

(1)	Share units issued under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan/ Nortel Networks Limited Directors’ Deferred Share Compensation Plan (the “NNCDDSCP/ NNLDDSCP”). Pursuant to the NNCDDSCP/ NNLDDSCP, upon election of the director, certain fees payable to Nortel Networks Corporation (“NNC”) and Nortel Networks Limited (“NNL”) directors are paid in the form of NNC/ NNL share units, based upon the market price of NNC common shares at the time such NNC/ NNL share units are credited to the director’s account under the NNCDDSCP/ NNLDDSCP. On the earliest date when a director ceases to be both (i) a member of the board of directors of NNC/ NNL and (ii) employed by NNC/ NNL or its subsidiaries, NNC/ NNL will cause to be purchased on the open market, for delivery to the director, a number of NNC common shares equal to the number of NNC/ NNL share units credited to the director’s account under the NNCDDSCP/ NNLDDSCP.

(2)	Represents NNC common share price of $2.54 Cdn. as converted into U.S. dollars using the noon rate of exchange of the Bank of Canada on the grant date.

ITEM 4.     Submission of Matters to a Vote of Security Holders
The annual and special meeting of Nortel Networks Corporation was held on June 29, 2006.
          (a) Election of Directors
The following nominees were elected by ballot as directors of Nortel:

	Shares	Shares Withheld
Director	Voted For	(Abstained)	Broker Non-Votes

Jalynn Hamilton Bennett	2,570,511,158	169,011,689	4
Dr. Manfred Bischoff	2,579,717,343	159,805,394	4
The Hon. James Baxter Hunt, Jr.	2,580,397,810	159,125,805	4
John Alan MacNaughton	2,573,243,598	166,284,608	4
The Hon. John Paul Manley	2,370,729,246	368,502,272	4
Richard David McCormick	2,579,272,110	160,256,724	4
Claude Mongeau	2,694,804,282	56,850,810	4
Harry Jonathan Pearce	2,590,998,338	148,530,433	4
John David Watson	2,687,074,441	52,453,476	4
Mike Svetozar Zafirovski	2,691,206,400	48,322,130	4
          (b) Appointment of Auditors
Deloitte & Touche LLP were appointed independent auditors of Nortel. The following were the results of the ballot conducted for the resolution to appoint Deloitte & Touche LLP as independent auditors of Nortel:

	Shares Withheld
Shares Voted For	(Abstained)	Broker Non-Votes

2,448,901,270	290,321,533	2,279
          (c) Shareholder Rights Plan
The continuation of Nortel’s shareholder rights plan, as amended and restated by an amended and restated shareholder rights plan agreement dated as of February 28, 2006, was approved, ratified and confirmed. The following were the results of the ballot conducted for the resolution to approve the reconfirmation and amendment of Nortel’s shareholder rights plan:

	Shares	Shares Withheld
Shares Voted For	Voted Against	(Abstained)	Broker Non-Votes

1,780,598,075	223,964,444	12,164,991	720,970,026
          (d) Consolidation of Share Capital
The special resolution approving an amendment to Nortel’s restated articles of incorporation to consolidate its issued and outstanding common shares on the basis of a ratio within the range of one post-consolidation common share for every four pre-consolidation common shares to one post-consolidation common share for every ten pre-consolidation common shares, with the ratio to be selected and implemented by Nortel’s board of directors in its sole discretion, if at all, at any time prior to April 11, 2007 was approved. The following were the results of the ballot conducted for this special resolution:

	Shares	Shares Withheld
Shares Voted For	Voted Against	(Abstained)	Broker Non-Votes

2,610,862,299	116,317,619	12,302,352	36,554

          (e) Shareholder Proposals
                    Shareholder Proposal #1:
That the Board of Director’s Executive Compensation Committee establish a pay-for-superior-performance standard in Nortel’s executive compensation plan for senior executives by incorporating certain stated principles into the plan.
On a vote by ballot, shareholder proposal #1 was rejected. The following were the results of the ballot for shareholder proposal #1:

	Shares	Shares Withheld
Shares Voted For	Voted Against	(Abstained)	Broker Non-Votes

207,787,454	1,794,154,096	16,480,846	721,074,707
                    Shareholder Proposal #2:
That Nortel prepare a report to shareholders by November 2006, at reasonable cost and omitting proprietary information: (1) describing Nortel’s policies and management practices to promote and protect human rights in China and Tibet; and (2) that Nortel cooperate with independent human rights assessments.
On a vote by ballot, shareholder proposal #2 was rejected. The following were the results of the ballot for shareholder proposal #2:

	Shares	Shares Withheld
Shares Voted For	Voted Against	(Abstained)	Broker Non-Votes

651,446,398	1,180,878,921	186,135,862	721,038,350

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

Exhibit
No.		Description

10.1		Nortel Networks Limited SUCCESS Plan as amended on March 9, 2006 with effect from January 1, 2006.
10.2		Fourth Amending Agreement to Asset Purchase Agreement dated as of May 8, 2006 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd.
10.3		Fifth Amending Agreement to Asset Purchase Agreement dated as of May 8, 2006 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd.
10	.4**	Second Amending Agreement to Amended and Restated Master Contract Manufacturing Services Agreement dated as of May 8, 2006 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd.
10.5		Second Amending Agreement to Master Repair Services Agreement dated as of May 8, 2006 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd.
10	.6**	Amended and Restated Letter Agreement dated as of May 8, 2006 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd.
10	.7*	Amendment No. 1 and Waiver dated May 9, 2006 among Nortel Networks Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and Citicorp USA, Inc., Royal Bank of Canada and Export Development Canada, as Lenders (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 11, 2006).
10	.8*	Amendment No. 1 and Waiver dated May 9, 2006 between Nortel Networks Limited and Export Development Canada (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 11, 2006).
10	.9*	Amendment No. 2 dated as of May 19, 2006 among Nortel Networks Inc., Nortel Networks Corporation, Nortel Networks Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 19, 2006).
10	.10**	Stipulation and Agreement of Settlement, dated June 20, 2006, in the matter captioned In re Nortel Networks Corp. Securities Litigation, United States District Court for the Southern District of New York, Consolidated Civil Action No. 01 Civ. 1855 (RMB).
10	.11**	Stipulation and Agreement of Settlement, dated June 20, 2006, in the matter captioned In re Nortel Networks Corp. Securities Litigation, United States District Court for the Southern District of New York, Master File No. 05-MD-1659 (LAP).
10.12		Court Order, dated June 20, 2006, in the matter captioned Frohlinger et. al. v. Nortel Networks Corporation et. al., Ontario Superior Court of Justice, Court File No. 02-CL-4605 (Ont.Sup.Ct.J.).
10.13		Court Order, dated June 20, 2006, in the matter captioned Association de Protection des Épargnants et. al. Investisseurs du Québec v. Corporation Nortel Networks, Superior Court of Quebec, District of Montreal, No. 500-06-000126-017.
10.14		Court Order, dated June 20, 2006, in the matter captioned Jeffery et. al. v. Nortel Networks Corporation et. al., Supreme Court of British Columbia, Vancouver Registry Court File No. S015159 (B.C.S.C.).
10.15		Court Order, dated June 20, 2006, in the matter captioned Gallardi v. Nortel Networks Corporation et. al., Ontario Superior Court of Justice, Court File No. 05-CV-285606CP (Ont.Sup.Ct.J.).
10.16		Court Order, dated June 20, 2006, in the matter captioned Skarstedt v. Corporation Nortel Networks, Superior Court of Quebec, District of Montreal, No. 500-06-000277-059.
10.17		Resolution effective June 28, 2006 for Mike Zafirovski, President and Chief Executive Officer of NNC and NNL outlining acceptance by Boards of Directors of Nortel Networks Corporation and Nortel Networks Limited of the voluntary reduction by Mr. Zafirovski of a special lifetime annual pension benefit by 29% resulting in a payout of US$355,000 per year rather than US$500,000 per year.

Exhibit
No.		Description

10	.18*	Amended and Restated Shareholders Rights Plan Agreement dated as of February 28, 2006 effective June 29, 2006, pursuant to an amended and restated shareholder rights plan agreement dated as of February 28, 2006 between Nortel Networks Corporation and Computershare Trust Company of Canada, as Rights Agent (filed as Exhibit 3 to Nortel Networks Corporation’s Form 8-A12B/A dated June 29, 2006).
10	.19*	Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).
10	.20*	First Supplemental Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).
10	.21*	Purchase Agreement dated June 29, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and the representative of the initial purchasers with regards to U.S.$1,000,000,000 Floating Rate Senior Notes due 2011, U.S.$550,000,000 10.125% Senior Notes due 2013, U.S.$450,000,000 10.750% Senior Notes due 2016 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).
10	.22*	Registration Rights Agreement dated July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and the representative of the initial purchasers with regards to U.S.$1,000,000,000 Floating Rate Senior Notes due 2011, U.S.$550,000,000 10.125% Senior Notes due 2013, U.S.$450,000,000 10.750% Senior Notes due 2016 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).
31.1		Certification of the Vice-Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of the Vice-Chairman and Chief Executive Officer and Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**	Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission.

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
Date: August 2, 2006