Form 10-Q
period 2006-09-30
NORTEL NETWORKS CORP
filed 2006-11-08
CIK 72911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-07260
Nortel Networks Corporation
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 The West Mall Toronto, Ontario, Canada (Address of principal executive offices)	M9C 5K1 (Zip Code)
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
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 23, 2006.
4,336,368,897 shares of common stock without nominal or par value

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

i

PART I
FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NORTEL NETWORKS CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

		As restated*		As restated*
	(Millions of U.S. dollars,
	except per share amounts)
Revenues:
Products	$2,640	$2,193	$7,141	$6,684
Services	315	325	940	842

Total revenues	2,955	2,518	8,081	7,526

Cost of Revenues:
Products	1,646	1,350	4,453	3,941
Services	184	190	529	461

Total cost of revenues	1,830	1,540	4,982	4,402

Gross profit	1,125	978	3,099	3,124
Selling, general and administrative expense	605	567	1,796	1,733
Research and development expense	480	443	1,447	1,405
Amortization of intangibles	8	7	19	11
In-process research and development expense	—	—	16	—
Special charges	25	39	75	145
(Gain) loss on sale of businesses and assets	(16)	3	(41)	36
Shareholder litigation settlement expense (recovery)	38	—	(453)	—

Operating earnings (loss)	(15)	(81)	240	(206)
Other income — net	51	53	171	181
Interest expense
Long-term debt	(85)	(54)	(190)	(155)
Other	(20)	(3)	(55)	(7)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(69)	(85)	166	(187)
Income tax expense	(9)	(39)	(59)	(46)

	(78)	(124)	107	(233)
Minority interests — net of tax	(19)	(15)	(9)	(46)
Equity in net earnings (loss) of associated companies — net of tax	(2)	1	(7)	3

Net earnings (loss) from continuing operations	(99)	(138)	91	(276)
Net earnings (loss) from discontinued operations — net of tax	—	2	—	3

Net earnings (loss) before cumulative effect of accounting change	(99)	(136)	91	(273)
Cumulative effect of accounting change — net of tax (note 2)	—	—	9	—

Net earnings (loss)	$(99)	$(136)	$100	$(273)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.02)	$(0.03)	$0.02	$(0.06)
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.03)	$0.02	$(0.06)

*	See note 3
The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION
Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2006	2005

	(Millions of U.S. dollars,
	except for share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,600	$2,951
Restricted cash and cash equivalents	628	77
Accounts receivable — net	2,804	2,862
Inventories — net	1,834	1,804
Deferred income taxes — net	405	377
Other current assets	755	796

Total current assets	9,026	8,867
Investments	211	244
Plant and equipment — net	1,559	1,564
Goodwill	2,589	2,592
Intangible assets — net	184	172
Deferred income taxes — net	3,651	3,629
Other assets	979	1,044

Total assets	$18,199	$18,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$949	$1,180
Payroll and benefit-related liabilities	793	801
Contractual liabilities	233	346
Restructuring liabilities	93	95
Other accrued liabilities	4,356	4,200
Long-term debt due within one year	18	1,446

Total current liabilities	6,442	8,068
Long-term debt	4,446	2,439
Deferred income taxes — net	107	104
Other liabilities	5,147	5,935

Total liabilities	16,142	16,546

Minority interests in subsidiary companies	742	780
Guarantees, commitments and contingencies (notes 11, 12 and 18)

SHAREHOLDERS’ EQUITY

Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 4,339,356,226 as of September 30, 2006 and 4,339,162,932 as of December 31, 2005	33,936	33,932
Additional paid-in capital	3,352	3,281
Accumulated deficit	(35,425)	(35,525)
Accumulated other comprehensive loss	(548)	(902)

Total shareholders’ equity	1,315	786

Total liabilities and shareholders’ equity	$18,199	$18,112

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,

	2006	2005

		As restated*
	(Millions of U.S. dollars)
Cash flows from (used in) operating activities
Net earnings (loss)	$100	$(273)
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities from continuing operations, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	222	233
Non-cash portion of shareholder litigation settlement recovery	(453)	—
Non-cash portion of special charges and related asset write downs	12	3
Non-cash portion of in-process research and development expense	16	—
Equity in net (earnings) loss of associated companies	7	(3)
Stock option compensation	83	58
Deferred income taxes	74	56
Cumulative effect of accounting change	(9)	—
Net (earnings) from discontinued operations	—	(3)
Other liabilities	240	256
(Gain) loss on sale or write down of investments, businesses and assets	(35)	20
Other — net	326	(7)
Change in operating assets and liabilities	(911)	(637)

Net cash from (used in) operating activities of continuing operations	(328)	(297)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(260)	(176)
Proceeds on disposals of plant and equipment	125	10
Restricted cash and cash equivalents — net	(546)	9
Acquisitions of investments and businesses — net of cash acquired	(134)	(449)
Proceeds on sale of investments and businesses	199	308

Net cash from (used in) investing activities of continuing operations	(616)	(298)

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to minority interests	(46)	(33)
Increase in notes payable	88	59
Decrease in notes payable	(30)	(64)
Proceeds from issuance of long-term debt	3,300	—
Repayment of long-term debt	(2,725)	—
Debt issuance cost	(42)	—
Decrease in capital leases payable	(12)	(8)
Issuance of common shares	1	4

Net cash from (used in) financing activities of continuing operations	534	(42)

Effect of foreign exchange rate changes on cash and cash equivalents	59	(86)

Net cash from (used in) continuing operations	(351)	(723)
Net cash from (used in) operating activities of discontinued operations	—	34

Net increase (decrease) in cash and cash equivalents	(351)	(689)
Cash and cash equivalents at beginning of period	2,951	3,685

Cash and cash equivalents at end of period	$2,600	$2,996

*	See note 3
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
In conjunction with the establishment of Nortel’s Global Services operating segment in the third quarter of 2006, Nortel has disclosed in its condensed consolidated statements of operations revenue and related cost of revenues from both its products and services. Nortel’s products and services are generally sold jointly as part of a contract and the terms of the contract, taken as a whole, determine the appropriate revenue recognition methods. Product revenue includes revenue from arrangements that include services such as installation, engineering and network planning where the services cannot be separated from the arrangement because fair value could not be established. Services revenue reported on the condensed consolidated statements of operations is comprised of revenue from Nortel’s Global Services segment (excluding services bundled with product sales) and revenue from the acquisition of Nortel Government Solutions Incorporated (“NGS”).
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
Nortel believes all adjustments necessary for a fair presentation of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three and nine months ended September 30, 2006 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K/ A for the year ended December 31, 2005 and Nortel’s Current Report on Form 8-K dated June 16, 2006, filed with the SEC and Canadian securities regulators (together, the “2005 Annual Report”).

Comparative figures
Certain 2005 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to the 2006 presentation and certain 2005 figures have been restated as set out in note 3.

Recent accounting pronouncements

(a)	In February 2006, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In addition, it amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), to eliminate certain restrictions on passive derivative financial instruments that a

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

qualifying special-purpose entity can hold. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Nortel will adopt the provisions of SFAS 155 on January 1, 2007. The implementation of SFAS 155 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(b)	In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 simplifies the accounting for assets and liabilities arising from loan servicing contracts. SFAS 156 requires that servicing rights be valued initially at fair value, and subsequently either (i) accounted for at fair value or (ii) amortized over the period of estimated net servicing income (loss), with an assessment for impairment or increased obligation each reporting period. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Nortel will adopt the provisions of SFAS 156 on January 1, 2007. The implementation of SFAS 156 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(c)	In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 will be a two-step process, whereby (1) Nortel determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and, (2) for those tax positions that meet the more-likely-than-not recognition threshold, Nortel would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. Nortel will adopt the provisions of FIN 48 on January 1, 2007. Nortel is currently in the process of assessing the impact of FIN 48 on its results of operations.

(d)	In June 2006, the United States Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 provides clarification surrounding the accounting for benefits in the form of compensated absences, whereby an employee is entitled to paid time off after working for a specified period of time. EITF 06-2 is effective for fiscal years beginning after June 28, 2006. Nortel will adopt the provisions of EITF 06-2 on January 1, 2007. Nortel does not expect the adoption of EITF 06-2 to have a material impact on its results of operations and financial condition.

(e)	In June 2006, the EITF reached a consensus on EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides guidance on how taxes directly imposed on revenue producing transactions between a seller and customer that are remitted to governmental authorities should be presented in the income statement (i.e. gross versus net presentation). EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. Nortel will adopt the provisions of EITF 06-3 on January 1, 2007. Nortel is currently in the process of assessing the impact of EITF 06-3 on the presentation of its results of operations and financial condition.

(f)	In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Nortel plans to adopt the provisions of SFAS 157 on January 1, 2008. Nortel is currently assessing the impact of the adoption of SFAS 157 on its results of operations and financial condition.

(g)	In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Nortel is required to initially recognize the funded status of its defined benefit pension and post-retirement plans and to provide the required disclosures as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for Nortel for its fiscal year ending December 31, 2008. As a result of the Nortel Board of Directors approving pension and other post-retirement benefit plan design changes in the U.S. and Canada, Nortel re-measured the U.S. and Canadian pension and other post-retirement benefit plans that were impacted by the design change. Nortel uses a measurement date of September 30 to measure plan assets and benefit obligations annually. Changes in key assumptions used for the September 30 measurement could have a material impact on the unfunded status of Nortel’s pension and other post-retirement benefit plans. Nortel is currently assessing the impact of the adoption of SFAS 158 on its results of operations and financial condition; however, as Nortel has currently recognized a certain amount representing additional minimum liabilities in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions”, the impact of the adoption of SFAS 158 is expected to be offset by these previously recognized amounts. Based on the funded status of Nortel’s pension and post-retirement benefit plans as of the September 30, 2005 measurement date, using Nortel’s estimate of the current discount rates and adjusting for the impact of announced changes to the North American pension and post-retirement plans, the adoption of SFAS 158 would have the estimated effect of increasing Nortel’s net liabilities for pension and post-retirement benefits, and a decrease in shareholders’ equity of approximately $400. The actual impact of SFAS 158 on Nortel’s financial position as at December 31, 2006 will ultimately be based on the assumptions used at that time and as such, may differ significantly from the most recent measurement date. For additional information on Nortel’s pension and post-retirement plans see note 8.

(h)	In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), which addresses the process for considering the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 intended to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper balance sheet amounts. The application of SAB 108 is effective for financial statements issued for an interim period of the first fiscal year ending after November 15, 2006. Nortel will adopt the interpretations of SAB 108 on October 1, 2006. Nortel is currently assessing the impact of the interpretation of SAB 108 on its results of operations and financial condition.

2.	Accounting changes
          (a)     Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)
As of July 1, 2006, Nortel adopted FASB Staff Position (“FSP”), FIN No. 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). The adoption of FSP FIN 46(R)-6 did not have a material impact on Nortel’s results of operations and financial condition.
          (b)     The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments
As of January 1, 2006, Nortel adopted EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), re-titled FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on Nortel’s results of operations and financial condition.
          (c)     Inventory Costs
As of January 1, 2006, Nortel adopted SFAS No. 151, “Inventory Costs” (“SFAS 151”). The adoption of SFAS 151 did not have a material impact on Nortel’s results of operations and financial condition.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
          (d)     Share-Based Payment
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
          (e)     Accounting Changes and Error Corrections
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
          (f)     Accounting for Purchases and Sales of Inventory with the same Counterparty
As of April 1, 2006, Nortel adopted EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). The adoption of EITF 04-13 did not have a material impact on Nortel’s results of operations and financial condition.

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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As part of these remedial measures and to compensate for the unremedied material weaknesses in Nortel’s internal control over financial reporting, Nortel undertook intensive efforts in 2005 to enhance its controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods, under American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SAB No. 104, “Revenue Recognition” (“SAB 104”).
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
In correcting for both application errors, the timing of revenue recognition was frequently determined to be incorrect, with revenue having generally been recognized prematurely when it should have been deferred and recognized in later periods. Management’s determination that these errors required correction led to the Audit Committee’s decision on March 9, 2006 to effect a further restatement of Nortel’s consolidated financial statements (the “Third Restatement”) which was effected with the filing of Nortel’s and NNL’s 2005 Annual Reports with the SEC and Canadian securities regulators on May 1, 2006.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following tables present the impact of the Third Restatement adjustments on Nortel’s previously reported consolidated statements of operations and a summary of the adjustments from the Third Restatement for the three and nine months ended September 30, 2005. Restated amounts presented herein are consistent with those disclosed in Nortel’s 2005 Annual Report.
Condensed Consolidated Statement of Operations (unaudited) for the three months ended September 30, 2005

	As
	Previously
	Reported	Adjustments	As Restated

Revenues	$2,655	$(137)	$2,518
Cost of revenues	1,648	(108)	1,540

Gross profit	1,007	(29)	978
Selling, general and administrative expense	572	(5)	567
Research and development expense	449	(6)	443
Amortization of intangibles	6	1	7
Special charges	37	2	39
(Gain) loss on sale of businesses and assets	4	(1)	3

Operating earnings (loss)	(61)	(20)	(81)
Other income — net	66	(13)	53
Interest expense
Long-term debt	(55)	1	(54)
Other	(2)	(1)	(3)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(52)	(33)	(85)
Income tax benefit (expense)	(40)	1	(39)

	(92)	(32)	(124)
Minority interests — net of tax	(15)	—	(15)
Equity in net earnings (loss) of associated companies — net of tax	1	—	1

Net earnings (loss) from continuing operations	(106)	(32)	(138)
Net loss from discontinued operations — net of tax	1	1	2

Net earnings (loss)	$(105)	$(31)	$(136)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.02)	$(0.01)	$(0.03)
— from discontinued operations	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.01)	$(0.03)

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Consolidated Statement of Operations (unaudited) for the nine months ended September 30, 2005

	As
	Previously
	Reported	Adjustments	As Restated

Revenues	$8,046	$(520)	$7,526
Cost of revenues	4,747	(345)	4,402

Gross profit	3,299	(175)	3,124
Selling, general and administrative expense	1,725	8	1,733
Research and development expense	1,402	3	1,405
Amortization of intangibles	10	1	11
Special charges	148	(3)	145
(Gain) loss on sale of businesses and assets	41	(5)	36

Operating earnings (loss)	(27)	(179)	(206)
Other income — net	170	11	181
Interest expense
Long-term debt	(156)	1	(155)
Other	(6)	(1)	(7)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(19)	(168)	(187)
Income tax benefit (expense)	(49)	3	(46)

	(68)	(165)	(233)
Minority interests — net of tax	(46)	—	(46)
Equity in net earnings (loss) of associated companies — net of tax	3	—	3

Net earnings (loss) from continuing operations	(111)	(165)	(276)
Net earnings from discontinued operations — net of tax	2	1	3

Net earnings (loss)	$(109)	$(164)	$(273)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.03)	$(0.03)	$(0.06)
— from discontinued operations	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.03)	$(0.06)

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Adjustments
The following table summarizes the revenue adjustments and other adjustments to net earnings (loss).

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Revenues — as previously reported	$2,655	$8,046
Adjustments:
Application of SOP 81-1	(13)	46
Interaction between multiple revenue recognition accounting standards	(70)	(408)
Application of SAB 104 and SOP 97-2	(62)	(160)
Other revenue recognition adjustments	8	2

Revenues — as restated	$2,518	$7,526

Net earnings (loss) — as previously reported
Adjustments:	$(105)	$(109)
Application of SOP 81-1	(6)	(9)
Interaction between multiple revenue recognition accounting standards	(7)	(45)
Application of SAB 104 and SOP 97-2	(22)	(73)
Other revenue recognition adjustments	6	(47)
(Gain) loss on sale of businesses	—	4
Foreign exchange(i)	(5)	8
Other	3	(2)

Net earnings (loss) — as restated	$(136)	$(273)

(i)	Includes the foreign exchange gains and losses resulting from the Third Restatement adjustments, and the correction of certain foreign exchange errors.
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
In certain multiple element arrangements, Nortel had recognized revenue upon delivery of products under the arrangement although other elements under the arrangement, such as future contractual or implicit PCS, had not been delivered. If sufficient evidence of fair value cannot be established for an undelivered element, revenue related to the delivered products should be deferred until the earlier of when vendor specific objective evidence for the undelivered element can be established or all the remaining elements have been delivered. Once there is only one remaining element, the deferred revenue is recognized based on the revenue recognition guidance applicable to that last undelivered element. For instance, where PCS is the last undelivered element within the unit of accounting, deferred revenue is recognized

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
ratably over the PCS term. As Nortel identified a number of contracts where sufficient evidence of fair value could not be established for the undelivered elements, adjustments were made to defer the revenue and related costs from the periods in which they were originally recorded and until such time as the appropriate recognition criteria were met.

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
In addition, during the first three quarters of 2005, Nortel recorded gains related to inventory transferred to Flextronics as a reduction of cost of revenues. These gains should have been included in the calculation of the (gain) loss on sale of businesses and assets and deferred accordingly. The correction of this error resulted in an increase in cost of revenues of $10 for the third quarter of 2005 and $39 for the nine months ended September 30, 2005.
Adjustments resulting from the Third Restatement were not material to the consolidated statements of cash flows for the three and nine months ended September 30, 2005.

4.	Consolidated financial statement details
The following consolidated financial statement details are presented for each of the three and nine months ended September 30, 2006 and 2005 for the consolidated statements of operations, as of September 30, 2006 and December 31, 2005 for the consolidated balance sheets and for each of the nine months ended September 30, 2006 and 2005 for the consolidated statements of cash flows.

Consolidated statements of operations
During the three and nine months ended September 30, 2006 Nortel recorded adjustments related to prior periods which are included in its third quarter 2006 financial statements. These adjustments resulted in a net increase of approximately $38 to net loss, or an approximately $0.01 increase in basic and diluted loss per common share for the third quarter of 2006, and a net decrease of approximately $37 to net earnings, or an approximately $0.01 decrease on basic and diluted earnings per common share for the first nine months of 2006.
The adjustments relate to various revenue recognition corrections, expense accrual corrections and other adjustments. The revenue recognition corrections relate to the incorrect application of appropriate revenue recognition models and calculation corrections which resulted in an increase of $7 and a decrease of $57 in revenues for the three and nine months ended September 30, 2006, respectively, and a corresponding reduction in gross margin of $14 and $33 for the respective periods. The expense accrual adjustments relate to accruals recorded in the third quarter of 2006 that should have been recorded primarily in the first half of 2006. The various expense accrual corrections resulted in a net increase of approximately $21 to net loss for the third quarter of 2006 and a reduction of $8 in net earnings for the nine months ended September 30, 2006, respectively.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The aggregate impact of the adjustments relating to prior periods was not material to Nortel’s results for the three and nine months ended September 30, 2006 or to any individual segment, financial statement item or geographical region, or to any prior interim or annual period.

Other income — net:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest and dividend income	$35	$27	$93	$76
Gain (loss) on sale or write down of investments	(7)	—	(6)	16
Currency exchange gains (losses)	(2)	16	24	63
Other — net	25	10	60	26

Other income — net	$51	$53	$171	$181

Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS 133 resulted in a gain of $23 on net earnings (loss) for the three and nine months ended September 30, 2006 and were reported within other income — net in the consolidated statements of operations.

Consolidated balance sheets

Accounts receivable — net:

	September 30,	December 31,
	2006	2005

Trade receivables	$2,237	$2,266
Notes receivable	165	122
Contracts in process	500	611

	2,902	2,999
Less: provision for doubtful accounts	(98)	(137)

Accounts receivable — net	$2,804	$2,862

Inventories — net:

	September 30,	December 31,
	2006	2005

Raw materials	$772	$777
Work in process	8	50
Finished goods	790	819
Deferred costs	2,050	2,014

	3,620	3,660
Less: provision for inventory	(1,067)	(1,039)

Inventories — net	2,553	2,621
Less: long-term deferred costs(a)	(719)	(817)

Current inventories — net	$1,834	$1,804

(a)	Long-term portion of deferred costs is included in other assets. Deferred costs include inventory related substantially to multi-element arrangements where title and risk of loss was transferred to customers but revenue was deferred due to other revenue recognition criteria not being met. Once the revenue recognition criteria are satisfied, the deferred costs are relieved from inventory into cost of revenues at the same time revenue is recognized.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other current assets:

	September 30,	December 31,
	2006	2005

Prepaid expenses	$194	$198
Income taxes recoverable	56	68
Other	505	530

Other current assets	$755	$796

Plant and equipment — net:

	September 30,	December 31,
	2006	2005

Cost:
Land	$38	$45
Buildings	1,190	1,265
Machinery and equipment	2,314	2,190
Capital lease assets	215	213
Sale lease-back assets	100	80

	3,857	3,793

Less accumulated depreciation:
Buildings	(463)	(455)
Machinery and equipment	(1,724)	(1,679)
Capital lease assets	(93)	(78)
Sale lease-back assets	(18)	(17)

	(2,298)	(2,229)

Plant and equipment — net(a)	$1,559	$1,564

(a)	Included are assets held for sale with a carrying value of $117 and $136 as of September 30, 2006 and December 31, 2005, respectively, related to owned facilities that were being actively marketed. These assets were written down in previous periods to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel expects to dispose of all of these assets held for sale during the remainder of 2006 and 2007. See note 9 for additional information on the assets held for sale as a result of the proposed “UMTS access business divestiture”.

Goodwill:
The following table outlines goodwill by reportable segment:

		Mobility and
		Converged	Metro
	Enterprise	Core	Ethernet	Global
	Solutions	Networks	Networks	Services	Other		Total

Balance — as of December 31, 2005	$449	$64	$840	$961	$278		$2,592
Change:
Additions(a)	9	—	16	18	—		43
Disposals(b)	(9)	(3)	(17)	(19)	—		(48)
Foreign exchange	1	3	4	4	—		12
Other	(1)	(1)	(1)	(1)	(6	) (c)	(10)

Balance — as of September 30, 2006	$449	$63	$842	$963	$272		$2,589

(a)	The additions of $43 relate to the goodwill acquired as a result of the Tasman Networks, Inc. (“Tasman Networks”) acquisition in the first quarter of 2006. See note 9 for additional information.
(b)	Includes a disposal of $42 related to the transfer of Nortel’s Calgary manufacturing plant assets to Flextronics in the second quarter of 2006. See note 9 for additional information.
(c)	Relates to a $6 reduction of goodwill recorded as part of the acquisition of Nortel Government Solutions Incorporated (formerly PEC Solutions Inc.) (“NGS”), as a result of a tax adjustment.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Due to the changes in operating segments and reporting segments in the first and third quarters of 2006 as described in note 5, a triggering event occurred requiring a goodwill impairment test in each of the first and third quarters of 2006 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Nortel performed these tests and concluded that there was no impairment.
Subsequent to September 30, 2006, NGS reduced its forecast for the remainder of 2006 and 2007 to reflect the delay in the issuance and in some cases, cancellation of certain intended contract offerings by the U.S. federal government. Continued delays or further cancellations could result in an impairment of goodwill for this reporting unit. The goodwill from the acquisition of NGS is included in “Other”.

Intangible assets — net:

	September 30,	December 31,
	2006	2005

Other intangible assets(a)	$159	$135
Pension intangible assets	25	37

Intangible assets — net	$184	$172

(a)	Other intangible assets are being amortized over a weighted average period of approximately nine years ending in 2014, based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows. The amortization expense is partially denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.

Other accrued liabilities:

	September 30,	December 31,
	2006	2005

Outsourcing and selling, general and administrative related provisions	$280	$256
Customer deposits	80	38
Product related provisions	56	42
Warranty provisions (note 11)	227	208
Deferred revenue	1,482	1,289
Miscellaneous taxes	79	66
Income taxes payable	36	83
Interest payable	71	65
Advance billings in excess of revenues recognized to date on contracts(a)	1,054	1,195
Shareholder litigation settlement provision (note 18)	819	804
Other	172	154

Other accrued liabilities	$4,356	$4,200

(a) Includes amounts which may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	September 30,	December 31,
	2006	2005

Pension, post-employment and post-retirement benefit liabilities	$2,261	$2,459
Restructuring liabilities (note 6)	183	203
Deferred revenue	1,011	1,073
Shareholder litigation settlement provision (note 18)	1,446	1,899
Other long-term provisions	246	301

Other liabilities	$5,147	$5,935

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Consolidated statements of cash flows

Change in operating assets and liabilities:

	Nine Months
	Ended
	September 30,

	2006	2005

Accounts receivable — net	$220	$85
Inventories — net	(116)	(231)
Income taxes	(51)	(50)
Restructuring liabilities	(10)	(111)
Accounts payable, payroll, accrued and contractual liabilities	(759)	(480)
Other operating assets and liabilities	(195)	150

Change in operating assets and liabilities	$(911)	$(637)

Interest and taxes paid (recovered):

	Nine Months
	Ended
	September 30,

	2006	2005

Cash interest paid	$196	$184
Cash taxes paid	$42	$44

5.	Segment information

General description
Commencing in the first quarter of 2006, Nortel’s operations were modified into two product groups: (i) Enterprise Solutions and Packet Networks (“ESPN”), which combined Nortel’s optical networking solutions, data networking and security solutions, and enterprise circuit and packet voice solutions into a unified product group; and (ii) Mobility and Converged Core Networks, which combined Nortel’s Code Division Multiple Access (“CDMA”) solutions and Global Systems for Mobile communications (“GSM”) and Universal Mobile Telecommunications Systems (“UMTS”) solutions and its carrier circuit and packet voice solutions into a unified product group. In the third quarter of 2006, Nortel changed the way its operations were organized, with the creation of a new product group, Metro Ethernet Networks (“MEN”) which combines optical networking solutions and the carrier portion of data networking solutions previously included in the ESPN segment. In addition, Nortel established Global Services (“GS”), an operating segment focused on providing a broad range of services and solutions to Nortel’s carrier and enterprise customers.
These organizational changes resulted in a change to Nortel’s reportable segments. Commencing in the third quarter of 2006, Mobility and Converged Core Networks (“MCCN”), Enterprise Solutions (“ES”), MEN and GS form Nortel’s reportable segments and are described below:

•	MCCN provides mobility networking solutions using (i) CDMA solutions and GSM and UMTS solutions and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end-users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end-user to be connected and identified when not in a fixed location and to roam globally. In addition, Nortel’s carrier circuit and packet voice solutions provide a broad range of voice solutions to its service provider customers for business and residential subscribers, including local, toll, long-distance and international gateway capabilities using either circuit or packet-based switching technologies. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers. On September 1, 2006, Nortel entered into a non-binding memorandum of understanding with Alcatel SA (“Alcatel”) for the sale of certain assets related to Nortel’s UMTS access business. See note 9 for additional information.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

•	ES provides (i) enterprise circuit and packet voice solutions, (ii) data networking and security solutions, which supply data, voice and multi-media communications solutions to Nortel’s enterprise customers and (iii) software solutions for multi-media messaging, conferencing and call centers. Nortel’s solutions for enterprises are used to build new networks and transform their existing communications networks into more cost effective, packet-based networks supporting data, voice and multi-media communications. Nortel’s ES customers consist of a broad range of enterprises around the world, including large businesses at their headquarters, data centers, call centers and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.
•	MEN combines Nortel’s optical networking solutions and the carrier portion of its data networking solutions, to transform Nortel’s carrier and large enterprise customers’ networks to be more scalable and reliable for the high speed delivery of diverse multi-media communications services. By combining Nortel’s optical expertise and data knowledge, Nortel creates solutions that help service providers and enterprises better manage increasing bandwidth demands. Nortel believes that ethernet technology is particularly suited to these solutions and is being integrated with Nortel’s optical technology. In addition to increased capacity and lower cost per bit, Nortel differentiates its MEN products on the basis of being able to deliver carrier-grade reliability. The metropolitan or metro network is a key focus area as bandwidth demands are increasing as a result of the growth of network based broadcast and on-demand video delivery, wireless “back haul” for a variety of data services including video as well as traditional business, internet, private line and voice services. MEN serves the long haul optical market using common products and technologies from the metro optical market.
•	GS provides a broad range of services to address the requirements of Nortel’s carrier and enterprise customers throughout the entire lifecycle of their networks. The GS portfolio is organized into four main service groups: (i) network implementation services, consisting of network integration, planning, installation, optimization and security services, (ii) network support services, consisting of technical support, hardware maintenance, equipment spares logistics and on-site engineers, (iii) network managed services, consisting of services related to the monitoring and management of customer networks and providing a range of network managed service options and (iv) network application services, consisting of applications development, integration and web services. Nortel’s GS market mirrors that of its carrier and enterprise markets along with a broad range of customers in all geographic regions where Nortel conducts business, including small and medium-sized businesses, to large global enterprises and all levels of government. Revenues from network services consisting of network planning, engineering and installation are generally bundled with product sales and are not currently included in the revenues of GS.
Other miscellaneous business activities and corporate functions including the results from the acquisition of NGS do not meet the quantitative criteria to be disclosed separately as reportable segments and have been reported in “Other”. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to Nortel’s corporate compliance, interest attributable to its long-term debt and other non-operational activities, and are included in “Other”.
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Segments
The following tables set forth information by segment for the three and nine months ended:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Revenues
Mobility and Converged Core Networks	$1,540	$1,251	$4,255	$3,953
Enterprise Solutions	609	534	1,523	1,608
Metro Ethernet Networks	430	363	1,201	998
Global Services	316	305	916	883

Total reportable segments	2,895	2,453	7,895	7,442
Other	60	65	186	84

Total revenues	$2,955	$2,518	$8,081	$7,526

Management EBT
Mobility and Converged Core Networks	$107	$37	$287	$282
Enterprise Solutions	(3)	25	(123)	104
Metro Ethernet Networks	12	(16)	26	(100)
Global Services	89	85	270	268

Total reportable segments	205	131	460	554
Other	(240)	(181)	(694)	(592)

Total Management EBT	(35)	(50)	(234)	(38)

Amortization of intangibles	(8)	(7)	(19)	(11)
In-process research and development expense	—	—	(16)	—
Special charges	(25)	(39)	(75)	(145)
Gain (loss) on sale of businesses and assets	16	(3)	41	(36)
Shareholder litigation settlement recovery	(38)	—	453	—
Income tax benefit (expense)	(9)	(39)	(59)	(46)

Net earnings (loss) from continuing operations	$(99)	$(138)	$91	$(276)

During the three and nine months ended September 30, 2006, Nortel had one customer which generated revenues of approximately $320 or 10.8% and $833 or 10.3%, respectively, of total consolidated revenues. The revenues did not relate specifically to one of Nortel’s reportable segments, but rather were earned throughout all of Nortel’s reportable segments. For the three and nine months ended September 30, 2005, no customer generated revenues greater than 10 percent of consolidated revenues.

6.	Special charges
During the second quarter of 2006, in an effort to increase competitiveness by improving operating margins and overall business performance, Nortel announced a restructuring plan that includes a work plan involving workforce reductions of approximately 1,900 employees (the “2006 Restructuring Plan”). The workforce reductions are expected to include approximately 350 middle management positions throughout the company, with the balance of workforce reductions to primarily occur in the U.S. and Canada and span all of Nortel’s segments. Nortel estimates total charges to earnings and cash associated with the 2006 Restructuring Plan will be approximately $100, to be expensed over fiscal 2006 and 2007, of which $51 was incurred in the first nine months of 2006. The 2006 Restructuring Plan focuses primarily on workforce reductions and, as such, no material additional special charges are expected to be recorded with respect to the other cost containment actions.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
In the third quarter of 2004, Nortel announced a strategic plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments (the “2004 Restructuring Plan”). Nortel estimates total charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $410 comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. Approximately $177 of the aggregate charges relating to the 2004 Restructuring Plan were incurred in 2005 and $19 have been incurred to date in 2006. The remainder of the charges related to the 2004 Restructuring Plan, are expected to be substantially incurred by the end of 2007.
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
During the three and nine months ended September 30, 2006, Nortel continued to implement these restructuring work plans. Special charges recorded from January 1, 2006 to September 30, 2006 were as follows:

		Contract			Three Months	Nine Months
		Settlement	Plant and		Ended	Ended
	Workforce	and Lease	Equipment		September 30,	September 30,
	Reduction	Costs	Write Downs	Total	2006	2006

2006 Restructuring Plan
Provision balance as of December 31, 2005	$—	$—	$—	$—
Other special charges	50	—	1	51	$8	$51
Revisions to prior accruals	—	—	—	—
Cash drawdowns	(15)	—	—	(15)
Non-cash drawdowns	—	—	(1)	(1)
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of September 30, 2006	$35	$—	$—	$35

2004 Restructuring Plan
Provision balance as of December 31, 2005	$21	$61	$—	$82
Other special charges	—	—	—	—
Revisions to prior accruals	2	6	11	19	12	19
Cash drawdowns	(19)	(16)	—	(35)
Non-cash drawdowns	—	—	(11)	(11)
Foreign exchange and other adjustments	1	3	—	4

Provision balance as of September 30, 2006	$5	$54	$—	$59

2001 Restructuring Plan
Provision balance as of December 31, 2005	$3	$213	$—	$216
Other special charges	—	—	—	—
Revisions to prior accruals	1	4	—	5	5	5
Cash drawdowns	(1)	(40)	—	(41)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	(1)	3	—	2

Provision balance as of September 30, 2006	$2	$180	$—	$182

Total provision balance as of September 30, 2006	$42	$234	$—	$276

Total special charges					$25	$75

As workforce reductions related to the 2004 and 2001 Restructuring Plans are substantially complete, there were no employee notifications during the three and nine months ended September 30, 2006.

2006 Restructuring Plan

Three and nine months ended September 30, 2006
During the three and nine months ended September 30, 2006, Nortel recorded special charges of $8 and $51, respectively, related to severance and benefit costs associated with a workforce reduction of approximately 700 employees, of which 190 and 380 were notified of termination during the three and nine months ended September 30, 2006, respectively. The workforce reduction was primarily in the U.S. and Canada and extended across all four segments. The remaining provision is expected to be substantially drawn down by the end of 2007.
The workforce reduction provision balance was drawn down by cash payments of $12 and $15, respectively, during the three and nine months ended September 30, 2006.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2006 Restructuring Plan — by Segment
The following table outlines special charges incurred by segment related to the 2006 Restructuring Plan for the three and nine months ended September 30, 2006:

		Plant and
	Workforce	Equipment
	Reduction	Writedowns	Total

Mobility and Converged Core Networks
For the three months ended September 30, 2006	$4	$1	$5
For the nine months ended September 30, 2006	$29	$1	$30
Enterprise Solutions
For the three months ended September 30, 2006	$2	$—	$2
For the nine months ended September 30, 2006	$14	$—	$14
Metro Ethernet Networks
For the three months ended September 30, 2006	$1	$—	$1
For the nine months ended September 30, 2006	$4	$—	$4
Global Services
For the three months ended September 30, 2006	$—	$—	$—
For the nine months ended September 30, 2006	$3	$—	$3
Other	$—	$—	$—

Total special charges for the three months ended September 30, 2006	$7	$1	$8

Total special charges for the nine months ended September 30, 2006	$50	$1	$51

2004 Restructuring Plan

Three and nine months ended September 30, 2006
During the three and nine months ended September 30, 2006, Nortel recorded revisions of $12 and $19, respectively, related to prior accruals.
The workforce reduction provision balance was drawn down by cash payments of $2 and $19 during the three and nine months ended September 30, 2006, respectively. The workforce reduction was primarily in the U.S., Canada and Europe, Middle East and Africa (“EMEA”) and extended across all four of Nortel’s segments. The remaining provision is expected to be substantially drawn down by the end of 2007.
Contract settlement and lease costs included revisions to prior accruals of $2 and $6 for the three and nine months ended September 30, 2006, respectively, and consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required. These revisions occurred primarily in the U.S. and EMEA primarily in Nortel’s MCCN segment. The lease costs component, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and any termination penalties. During the three and nine months ended September 30, 2006, the provision balance for contract settlement and lease costs was drawn down by cash payments of $5 and $16, respectively. The remaining provision, net of approximately $33 in estimated sublease income, is expected to be substantially drawn down by the end of 2018.

Three and nine months ended September 30, 2005
During the three and nine months ended September 30, 2005, Nortel recorded special charges of $36 and $149, respectively, which included revisions of $5 and $9, respectively, related to prior accruals.
Workforce reduction charges of $17 and $70, net of revisions to prior accruals of $(3) and $2, respectively, were related to severance and benefit costs associated with approximately 254 and 954 employees notified of termination during the three and nine months ended September 30, 2005, respectively. The workforce reduction provision balance was drawn

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
down by cash payments of $29 and $148 during the three and nine months ended September 30, 2005, respectively. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all of Nortel’s segments.
Contract settlement and lease costs of $18 and $72, for the three and nine months ended September 30, 2005, respectively, consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and EMEA. These lease costs, net of anticipated sublease income of $28, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties.

2004 Restructuring Plan — by Segment
The following table outlines special charges incurred by segment related to the 2004 Restructuring Plan for each of the three and nine months ended September 30, 2006 and 2005:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

Mobility and Converged Core Networks
For the three months ended September 30, 2006	$(1)	$1	$5	$5
For the nine months ended September 30, 2006	$1	$3	$5	$9
Enterprise Solutions
For the three months ended September 30, 2006	$—	$—	$2	$2
For the nine months ended September 30, 2006	$—	$1	$2	$3
Metro Ethernet Networks
For the three months ended September 30, 2006	$—	$1	$4	$5
For the nine months ended September 30, 2006	$1	$2	$4	$7
Global Services
For the three months ended September 30, 2006	$—	$—	$—	$—
For the nine months ended September 30, 2006	$—	$—	$—	$—
Other	$—	$—	$—	$—

Total special charges for the three months ended September 30, 2006	$(1)	$2	$11	$12

Total special charges for the nine months ended September 30, 2006	$2	$6	$11	$19

Mobility and Converged Core Networks
For the three months ended September 30, 2005	$8	$9	$1	$18
For the nine months ended September 30, 2005	$47	$50	$6	$103
Enterprise Solutions
For the three months ended September 30, 2005	$2	$2	$—	$4
For the nine months ended September 30, 2005	$9	$8	$—	$17
Metro Ethernet Networks
For the three months ended September 30, 2005	$6	$6	$—	$12
For the nine months ended September 30, 2005	$11	$12	$1	$24
Global Services
For the three months ended September 30, 2005	$1	$1	$—	$2
For the nine months ended September 30, 2005	$3	$2	$—	$5
Other	$—	$—	$—	$—

Total special charges for the three months ended September 30, 2005	$17	$18	$1	$36

Total special charges for the nine months ended September 30, 2005	$70	$72	$7	$149

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2001 Restructuring Plan

Three and nine months ended September 30, 2006
During the three and nine months ended September 30, 2006, Nortel recorded revisions of $5 and $5, respectively, related to prior accruals.
The workforce reduction provision balance was drawn down by cash payments of nil and $1 during the three and nine months ended September 30, 2006, respectively. The remaining provision is expected to be substantially drawn down by the end of 2006.
During the three and nine months ended September 30, 2006, Nortel recorded revisions of $5 and $4, respectively, for contract settlements and lease costs respectively. During the three and nine months ended September 30, 2006, the provision balance for contract settlement and lease costs was drawn down by cash payments of $8 and $40, respectively. The remaining provision, net of approximately $146 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Three and nine months ended September 30, 2005
During the three and nine months ended September 30, 2005, Nortel recorded revisions of $3 and $(4), respectively, related to prior accruals.
The workforce reduction provision balance was drawn down by cash payments of $1 and $5 during the three and nine months ended September 30, 2005, respectively.
During the three and nine months ended September 30, 2005, Nortel recorded revisions of $3 and $4, respectively, for contract settlements and lease costs. During the three and nine months ended September 30, 2005, the provision balance for contract settlement and lease costs was drawn down by cash payments of $21 and $86, respectively.
The table below summarizes the total costs estimated to be incurred as a result of the exit activities initiated in 2003, which have met the criteria described in SFAS 146, the balance of these accrued expenses as of September 30, 2006 and the movement in the accrual for the nine months ended September 30, 2006. These costs are included in the provision balance above for the 2001 Restructuring Plan as of September 30, 2006.

	Accrued	Costs During	Payments During	Adjustments During	Accrued
	Balance as of	the Nine Months	the Nine Months	the Nine Months	Balance as of
	December 31,	Ended September 30,	Ended September 30,	Ended September 30,	September 30,
	2005	2006	2006	2006	2006

Lease costs(a)	$25	$—	$(10)	$4	$19

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $69, of which $25 was drawn down by cash payments of $22 and non-cash adjustments of $3 prior to January 1, 2006.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2001 Restructuring Plan — by Segment
The following table outlines special charges incurred by segment related to the 2001 Restructuring Plan for the three and nine months ended September 30, 2006 and 2005:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

Mobility and Converged Core Networks
For the three months ended September 30, 2006	$—	$4	$—	$4
For the nine months ended September 30, 2006	$1	$4	$—	$5
Enterprise Solutions
For the three months ended September 30, 2006	$—	$1	$—	$1
For the nine months ended September 30, 2006	$—	$—	$—	$—
Metro Ethernet Networks
For the three months ended September 30, 2006	$—	$—	$—	$—
For the nine months ended September 30, 2006	$—	$—	$—	$—
Global Services
For the three months ended September 30, 2006	$—	$—	$—	$—
For the nine months ended September 30, 2006	$—	$—	$—	$—
Other	$—	$—	$—	$—

Total special charges for the three months ended September 30, 2006	$—	$5	$—	$5

Total special charges for the nine months ended September 30, 2006	$1	$4	$—	$5

Mobility and Converged Core Networks
For the three months ended September 30, 2005	$—	$2	$—	$2
For the nine months ended September 30, 2005	$(3)	$3	$4	$4
Enterprise Solutions
For the three months ended September 30, 2005	$—	$1	$—	$1
For the nine months ended September 30, 2005	$(2)	$1	$1	$—
Metro Ethernet Networks
For the three months ended September 30, 2005	$—	$—	$—	$—
For the nine months ended September 30, 2005	$—	$—	$(8)	$(8)
Global Services
For the three months ended September 30, 2005	$—	$—	$—	$—
For the nine months ended September 30, 2005	$—	$—	$—	$—
Other	$—	$—	$—	$—

Total special charges for the three months ended September 30, 2005	$—	$3	$—	$3

Total special charges for the nine months ended September 30, 2005	$(5)	$4	$(3)	$(4)

As described in note 5 above, segment Management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

7.	Income taxes
During the nine months ended September 30, 2006, Nortel recorded a tax expense of $59 on earnings from continuing operations before income taxes, minority interests and equity in net earnings of associated companies of $166. The tax expense of $59 is primarily related to the reduction of Nortel’s deferred tax assets as well as current tax provisions in

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
certain taxable jurisdictions, including tax adjustments of $13 related to prior tax positions taken in the United Kingdom (“U.K.”), partially offset by the recognition of R&D related incentives.
During the nine months ended September 30, 2005, Nortel recorded a tax expense of $46 on a loss from continuing operations before income taxes, minority interests and equity in net loss of associated companies of $187. The tax expense of $46 was primarily related to the reduction of Nortel’s deferred tax assets as well as current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes partially offset by the recognition of R&D related incentives.
As of September 30, 2006, Nortel’s net deferred tax assets were $3,949 reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carry forwards and tax credit carry forwards.
In accordance with SFAS 109, Nortel reviews all available positive and negative evidence to evaluate the recoverability of the deferred tax assets. This includes a review of such evidence as the carry forward periods of the significant tax assets, Nortel’s history of generating taxable income in its significant tax jurisdictions (namely Canada, the U.S., the U.K. and France), Nortel’s cumulative profits or losses in recent years, and Nortel’s projections of earnings in its significant jurisdictions. On a jurisdictional basis, Nortel is in a cumulative loss position in certain of its significant jurisdictions. For these jurisdictions, Nortel continues to maintain a valuation allowance against a portion of its deferred income tax assets. Nortel has concluded that it is more likely than not that the remaining deferred tax assets in these jurisdictions will be realized.
Nortel is subject to ongoing examinations by certain tax authorities of the jurisdictions in which it operates. Nortel regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the amount of $56 for the taxation years of 1999 and 2000. In addition, the tax authorities in France commenced negotiations to settle the proposed assessments in respect of the 2001 and 2002 taxation years. These assessments collectively propose adjustments to taxable income of approximately $800 as well as certain adjustments to withholding and other taxes of approximately $50 plus applicable interest and penalties. Nortel believes that it has adequately provided for tax adjustments that are probable as a result of any ongoing or future examinations.
Nortel had previously entered into Advance Pricing Arrangements (each an “APA”) with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities of the U.S., Canada and the U.K. that applied to the taxation years beginning in 2001. The APA requests are currently under consideration by the tax authorities and discussions have been initiated regarding the negotiation of the terms of the arrangements. Nortel has applied the transfer pricing methodology proposed in the APA requests in preparing its tax returns and accounts beginning in 2001. Nortel has requested that the APAs be extended to cover 2005. Nortel continues to apply the transfer pricing methodology proposed in the APAs to its current year financial statements and intends to file its 2006 corporate income tax returns consistent with the methodology described in its APA requests.
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
On June 27, 2006, Nortel announced changes to its North American pension and post-retirement plans effective January 1, 2008. Nortel will move employees currently enrolled in its defined benefit pension plans to defined contribution plans. In addition, Nortel will eliminate post-retirement healthcare benefits for employees who are not age 50 with five years of service as of July 1, 2006. As a result of these changes Nortel re-measured its pension and post-retirement benefit obligations related to its North American plans as of the date its Board of Directors approved such changes, and recorded the impacts of this re-measurement in the third quarter of 2006 in accordance with SFAS 88 and SFAS 106. Plan changes approved by Nortel’s Board of Directors and changes to key assumptions as a result of the re-measurement resulted in a curtailment gain of approximately $37 for both the pension and post-retirement benefit plans. As a result of this re-measurement, Nortel changed its discount rates, a key assumption used in estimating its pension and post-retirement benefit costs. This resulted in weighted average discount rates of 5.3% and 5.7% for all the pension and post-retirement benefit plans, respectively. This compares to weighted average rates of 5.1% and 5.4%, respectively, used in 2005. In addition, Nortel was required to adjust the minimum pension liability for certain plans, representing the amount by which the accumulated benefit obligation less the fair value of the plan assets was greater than the recorded liability. The effect of this adjustment and the related foreign currency translation adjustment was to decrease accumulated other comprehensive loss (before tax) by $196, decrease intangible assets by $14 and decrease pension liabilities by $210.
The following details the net pension expense, all related to continuing operations, for the defined benefit plans for the three and nine months ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Pension expense:
Service cost	$31	$32	$102	$97
Interest cost	118	112	347	342
Expected return on plan assets	(117)	(105)	(345)	(321)
Amortization of prior service cost and transition	—	1	2	3
Amortization of net losses (gains)	35	24	98	72
Curtailment, contractual and special termination losses (gains)	(5)	1	4	26

Net pension expense	$62	$65	$208	$219

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following details the net cost components, all related to continuing operations, of post-retirement benefits other than pensions for the three and nine months ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Post-retirement benefit cost:
Service cost	$1	$2	$6	$6
Interest cost	10	10	31	31
Amortization of prior service cost	(1)	(1)	(3)	(3)
Curtailment loss (gain)	(32)	—	(32)	—

Net post-retirement benefit cost	$(22)	$11	$2	$34

During the nine months ended September 30, 2006, contributions of $277 were made to the defined benefit plans and $28 to the post-retirement benefit plans. Nortel expects to contribute an additional $76 in 2006 to the defined benefit pension plans for a total contribution of $353 and an additional $8 in 2006 to the post-retirement benefit plans for a total contribution of $36.

9.	Acquisitions, divestitures and closures

Acquisitions

Tasman Networks Inc.
On February 24, 2006, Nortel completed the acquisition of Tasman Networks for approximately $99 in cash and assumed liabilities. Tasman Networks is an established communication equipment provider that sells secure, high performance, wide area network IP routers and converged service routers. The acquisition of Tasman Networks gives Nortel access to low-latency technology to handle packets in secure enterprise environments.
Under the acquisition agreement Nortel acquired 100% of the common and preferred shares of Tasman Networks. Nortel acquired the working capital, property and equipment, contractual rights, licenses, operating leases, intellectual property and employees related to Tasman Networks’ business. The purchase price allocation of $99 includes approximately $58 of intangible assets acquired and $2 in net liabilities assumed, with the remaining $43 (including $6 of acquisition costs) allocated to goodwill. The allocation of the purchase price is based on management’s valuation of the assets acquired and liabilities assumed. The unaudited condensed consolidated statements of operations include the results of the acquired business since the date of the acquisition.
In connection with the acquisition, Nortel acquired existing technology which was incorporated into certain of its existing router products. Tasman Networks’ existing technology was valued to reflect the present value of the operating cash flows expected to be generated by the existing software technology after taking into account the cost to realize the revenue, the relative risks of the product, and an appropriate discount rate to reflect the time value of invested capital. The fair value of the existing technology was valued at $35. Tasman Networks had a new router product under development at the date of acquisition. Based on the stage of development of the product at the time of the valuation, and the expected applications of the router, Nortel has valued this technology under development separately at $16 based on its related expected cash flows, taking into account the cost to realize the revenue, the relative risk of the products and an appropriate discount rate to reflect the time value of invested capital. The fair value of the non-contractual and contractual customer relationships was similarly valued at $7.
Certain other intangibles, such as non-competition agreements, trade names, patents and copyrights, were considered and concluded to not exist. None of the goodwill, intangibles or in-process research and development amounts is expected to be deductible for tax purposes.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table sets out the purchase price allocation information for Tasman Networks:

Purchase price	$99

Assets acquired:
Other assets — net	$6
Intangible assets — net	58
Goodwill	43

107

Less liabilities assumed:
Trade and other accounts payable	3
Other accrued liabilities	5

8

Fair value of net assets acquired	$99

The fair values and amortization periods of the intangible assets acquired are as follows:

			Amortization
	Fair Value		Period (years)

Existing router technology	$19		10
Access router technology	16		7
In-process research and development	16	(a)	—
Non-contractual customer relationships	7		8

Total intangible assets	$58

(a)	Nortel expensed $16 for in-process research and development in the second quarter of 2006.
The results of operations of Tasman Networks have been consolidated into Nortel’s results of operations as of February 24, 2006, and were not material to Nortel’s consolidated results of operations.

LG-Nortel Co. Ltd. Joint Venture
On November 3, 2005, Nortel entered into a joint venture with LG Electronics Inc. (“LG”) named LG-Nortel Co. Ltd. (“LG-Nortel”). Although the valuations have not yet been finalized related to the preliminary allocation of the $155 aggregate purchase price, Nortel has identified certain LG-Nortel projects that may include in-process research and development (“IPR&D”). Due to the complexity of obtaining and validating operational information of the acquired business, Nortel continues to finalize the purchase price allocation, and expects to complete that allocation in the fourth quarter of 2006. Once the valuations are finalized, Nortel expects to record an expense for the fair value of the IPR&D.

Divestitures

Manufacturing operations
In 2004, Nortel entered into an agreement with Flextronics for the divestiture of substantially all of Nortel’s remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets. Nortel and Flextronics have also entered into a four-year supply agreement for manufacturing services (whereby after completion of the transaction, Flextronics will manage approximately $2,500 of Nortel’s annual cost of revenues) and a three-year supply agreement for design services. Commencing in the fourth quarter of 2004 and throughout 2005, Nortel completed the transfer to Flextronics of certain of Nortel’s optical design activities in Ottawa, Canada and Monkstown, Northern Ireland and the manufacturing activities in Montreal, Canada and Chateaudun, France. In the second quarter of 2006, Nortel completed the transfer of the manufacturing operations and related assets including product integration, testing, repair and logistics operations of its

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Calgary, Canada manufacturing operations to Flextronics, representing the final transfer of substantially all of Nortel’s manufacturing and related operations to Flextronics.
The agreement with Flextronics resulted in the transfer of approximately 2,100 employees to Flextronics. Nortel expects gross cash proceeds of approximately $600, of which approximately $520 has been received as of September 30, 2006. On October 18, 2006, Nortel and Flextronics signed an amendment to various agreements, including the sale agreement and the supply and design services agreements to restructure Nortel’s purchase commitments and increase Nortel’s obligation to reimburse Flextronics for certain costs associated with the transaction. Nortel expects to receive the final payment of $80 from Flextronics during 2006, which it expects to be substantially offset by cash outflows attributable to direct transaction costs and other costs associated with the transaction. Any net gain on the sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.
As of September 30, 2006, Nortel had transferred approximately $405 of inventory and equipment to Flextronics relating to the transfer of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal, Chateaudun and Calgary and recorded deferred income of approximately $46. As Flextronics has the ability to exercise rights to sell back to Nortel certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective transfer date, Nortel has retained these assets on its balance sheet to the extent they have not been consumed as part of ongoing operations as at September 30, 2006. Nortel does not expect that rights will be exercised with respect to any material amount of inventory and/or equipment.

UMTS access business divestiture
On August 31, 2006, Nortel entered into a non-binding memorandum of understanding to sell certain assets related to its UMTS access business to Alcatel for gross proceeds of approximately $320, less certain significant deductions, restructuring and transaction related costs. If the sale is consummated, funds that would otherwise have been required to be invested in Nortel’s UMTS access business can be invested in technologies where Nortel believes it can attain a leadership position. It is anticipated that a significant portion of the assets and the majority of employees of Nortel’s UMTS access business will be transferred to Alcatel. Completion of the transaction is subject to the negotiation and execution of a definitive agreement between Nortel and Alcatel, completion of consultations with works councils and other employee representatives, and once a definitive agreement is executed, customary closing conditions including regulatory approvals. As a result of the proposed sale, Nortel has classified approximately $50 as assets held for sale and expects to record a gain on the transaction. As Nortel has not executed a definitive agreement, further adjustments to assets held for sale may be required.

10.	Long-term debt, credit and support facilities
As a result of the delayed filing of Nortel’s and NNL’s 2005 Annual Reports and Nortel’s and NNL’s respective Quarterly Reports on Form 10-Q for the quarter ended March 31, 2006 (the “2006 First Quarter Reports”) with the SEC, Nortel and NNL were not in compliance with their obligations to deliver their respective SEC filings to the trustees under Nortel’s and NNL’s public debt indentures. With the filing of the 2006 First Quarter Reports with the SEC and the delivery of the 2006 First Quarter Reports to the trustees under Nortel’s and NNL’s public debt indentures, Nortel and NNL became compliant with their delivery obligations under the public debt indentures. Approximately $2,350 of notes of NNL (or its subsidiaries) and $1,800 of convertible debt securities of Nortel were outstanding under such indentures as of September 30, 2006.

Credit facility
On February 14, 2006, Nortel’s indirect subsidiary, Nortel Networks Inc. (“NNI”), entered into a new one-year credit facility in the aggregate principal amount of $1,300 (the “2006 Credit Facility”). This facility consisted of (i) a senior secured one-year term loan facility in the amount of $850 (the “Tranche A Term Loans”), and (ii) a senior unsecured one-year term loan facility in the amount of $450 (the “Tranche B Term Loans”). The Tranche A Term Loans were secured equally and ratably with NNL’s obligations under the EDC Support Facility (as defined below) and NNL’s 6.875% Bonds due September 2023 by a lien on substantially all of the U.S. and Canadian assets of Nortel and NNL and the U.S. assets of NNI. The Tranche A Term Loans and Tranche B Term Loans were guaranteed by Nortel and by NNL, and NNL’s obligations under the EDC Support Facility were also guaranteed by Nortel and by NNI, in each case until the maturity or prepayment of the 2006 Credit Facility. The 2006 Credit Facility was drawn down in the full

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
amount on February 14, 2006, and Nortel used the net proceeds primarily to repay the outstanding $1,275 aggregate principal amount of NNL’s 6.125% notes that matured on February 15, 2006. The 2006 Credit Facility was amended in the second quarter of 2006 and waivers were obtained in connection with defaults arising from the delayed filing of the 2005 Annual Reports and the 2006 First Quarter Reports. On July 5, 2006, the total amount owing under the 2006 Credit Facility was repaid using the proceeds from the issuance of the Notes (as defined below) and as such the facility and all of the collateral arrangements securing it and Nortel’s and NNL’s public debt were terminated.

Senior notes offering
On July 5, 2006, Nortel’s principal operating subsidiary, NNL, completed an offering of $2,000 aggregate principal amount of senior notes (the “Notes”) to qualified institutional buyers pursuant to Rule 144A and to persons outside the United States pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The Notes consist of $450 of senior fixed rate notes due 2016 (the “2016 Fixed Rate Notes”), $550 of senior fixed rate notes due 2013 (the “2013 Fixed Rate Notes”) and $1,000 of floating rate senior notes due 2011 (the “Floating Rate Notes”). The 2016 Fixed Rate Notes bear interest at a rate per annum of 10.75% payable semi-annually, the 2013 Fixed Rate Notes bear interest at a rate per annum of 10.125% payable semi-annually and the Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to the reserve-adjusted LIBOR plus 4.25%, payable quarterly. As of September 30, 2006, the Floating Rate Notes had an interest rate of 9.73% per annum.
NNL may redeem all or a portion of the 2016 Fixed Rate Notes at any time on or after July 15, 2011 at specified redemption prices ranging from 100% to 105.375% of the principal amount thereof plus accrued and unpaid interest. In addition, NNL may redeem all or a portion of the 2013 Fixed Rate Notes at any time and, prior to July 15, 2011, all or a portion of the 2016 Fixed Rates Notes, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to July 15, 2009, NNL may also redeem up to 35% of the original aggregate principal amount of any series of Notes with proceeds of certain equity offerings at a redemption price equal to (i) in the case of the 2016 Fixed Rate Notes, 110.750% of the principal amount thereof, (ii) in the case of the 2013 Fixed Rate Notes, 110.125% of the principal amount thereof and (iii) in the case of the Floating Rate Notes, 100% of the principal amount so redeemed plus a premium equal to the interest rate per annum of such Floating Rate Notes applicable on the date of redemption, in each case, plus accrued and unpaid interest, if any. In the event of certain changes in applicable withholding taxes, NNL may redeem each series of Notes in whole, but not in part.
Upon a change of control, NNL is required within 30 days to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest. A “change of control” is defined in the indenture governing the Notes (the “Note Indenture”) as, among other things, the filing of a Schedule 13D or Schedule TO under the Securities Exchange Act of 1934, as amended, by any person or group unaffiliated with Nortel disclosing that such person or group has become the beneficial owner of a majority of the voting stock of Nortel or has the power to elect a majority of the members of the Board of Directors of Nortel or Nortel ceases to be the beneficial owner of 100% of the voting power of the common stock of NNL.
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
The Note Indenture and related guarantees contain various covenants that limit Nortel’s and NNL’s ability to create liens (other than certain permitted liens) against assets of Nortel, NNL and its restricted subsidiaries to secure funded debt in excess of certain permitted amounts without equally and ratably securing the Notes and to merge, consolidate and sell or otherwise dispose of substantially all of the assets of any of Nortel, NNL and, so long as NNI is a guarantor of the Notes, NNI unless the surviving entity or purchaser of such assets assumes the obligations of Nortel, NNL or NNI, as the case may be, under the Notes and related guarantees and no default exists under the Note Indenture after giving effect to such merger, consolidation or sale.
In addition, the Note Indenture and related guarantees contain covenants that, at any time that the Notes do not have an investment grade rating, limit Nortel’s ability to incur, assume, issue or guarantee additional funded debt (including capital leases) and certain types of preferred stock, or repurchase, redeem, retire or pay any dividends in respect of any Nortel stock or NNL preferred stock, in excess of certain permitted amounts or incur debt that is subordinated to any

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
other debt of Nortel, NNL or NNI, without having that new debt be expressly subordinated to the Notes and the guarantees. At any time that the Notes do not have an investment grade rating, Nortel’s ability to incur additional indebtedness is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.00 to 1.00, except that Nortel may incur certain debt and make certain restricted payments without regard to the ratio up to certain permitted amounts. Adjusted EBITDA is generally defined as consolidated earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other one-time charges and gains that will be excluded from the calculation of Adjusted EBITDA. “Fixed charges” is defined in the Note Indenture as consolidated interest expense plus dividends paid on certain preferred stock.
A portion of Nortel’s long-term debt is subject to changes in fair value resulting from changes in market interest rates. Nortel has hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps. Following the issuance of the Notes, Nortel entered into interest rate swaps to convert the fixed interest rate exposure under the 2016 Fixed Rate Notes and the 2013 Fixed Rate Notes to a floating rate equal to LIBOR plus 4.9% and LIBOR plus 4.4%, respectively. Nortel entered into these interest rate swaps to minimize the impact of interest rate volatility on the income statement. In an effort to minimize Nortel’s exposure to interest rate risk the fixed rate debt was converted to floating interest rates. Nortel is assessing hedge effectiveness in accordance with SFAS 133. Nortel expects this hedging strategy to be effective at achieving offsetting changes in the fair value of the related hedged assets and liabilities.
NNL used $1,300 of the net proceeds from the issuance of the Notes to repay the 2006 Credit Facility and used the remainder for general corporate purposes, including to replenish cash outflows of $150 used to repay at maturity the outstanding aggregate principal amount of the 7.40% Notes due June 15, 2006 and $575, plus accrued interest, deposited into escrow on June 1, 2006 pursuant to the Proposed Class Action Settlement (as defined in note 18).

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
Effective October 24, 2005, NNL and EDC amended and restated the EDC Support Facility to maintain the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments, and the extension of the maturity date of the EDC Support Facility for an additional year to December 31, 2007. In connection with this amendment, all guarantee and security agreements previously guaranteeing or securing the obligations of Nortel and its subsidiaries under the EDC Support Facility and the public debt securities of Nortel and its subsidiaries were terminated and the assets of Nortel and its subsidiaries pledged under the security agreements were released in full. EDC also agreed to provide future support under the EDC Support Facility on an unsecured basis and without the guarantees of NNL’s subsidiaries provided that, should NNL or its subsidiaries incur or guarantee certain indebtedness in the future above agreed thresholds of $25 in North America and $100 outside of North America, equal and ratable security and/or guarantees of NNL’s obligations under the EDC Support Facility will be required at that time.
The delayed filing of Nortel’s and NNL’s 2005 Annual Reports and 2006 First Quarter Reports with the SEC, and delayed delivery of such reports to the trustees under Nortel’s and NNL’s public debt indentures and to EDC under the EDC Support Facility, gave EDC the right to (i) terminate its commitments under the EDC Support Facility relating to certain of Nortel’s performance related obligations arising out of normal course business activities, and (ii) exercise certain rights against the collateral pledged under related security agreements or require NNL to cash collateralize all existing support. With the filing and delivery to EDC and to the trustees under Nortel’s and NNL’s public debt indentures of the 2005 Annual Reports and the 2006 First Quarter Reports and obtaining the amendment and waiver as described above under “Credit Facility”, NNL became compliant with its obligations under the EDC Support Facility.
As of September 30, 2006, there was approximately $175 of outstanding support utilized under the EDC Support Facility, approximately $143 of which was outstanding under the revolving small bond sub-facility.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
In connection with the issuance of the Notes, NNL, NNI and EDC entered into a new guarantee agreement dated July 4, 2006 by which NNI agreed to guarantee NNL’s obligations under the EDC Support Facility during such time that the Notes are guaranteed by NNI.

11.	Guarantees
Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 defines a guarantee as applicable to Nortel as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of Nortel or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel’s outstanding guarantees as of September 30, 2006 is provided below:
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
Nortel also entered into guarantees related to the escrow of shares in business combinations in prior periods. These types of agreements generally include indemnities that require Nortel to indemnify counterparties for losses incurred from litigation that may be suffered by counterparties arising under such agreements. These types of indemnities apply over a specified period of time from the date of the business combinations and do not provide for any limit on the maximum potential amount.
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
In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten-year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of September 30, 2006 is $10. A liability of $8 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of September 30, 2006.
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
The nature of the intellectual property indemnification obligations generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel has not made any significant indemnification payments under such agreements. As of September 30, 2006, Nortel had no intellectual property indemnification obligations for which compensation would be required.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
          (c)     Lease agreements
Nortel has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $39 as of September 30, 2006. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.
Historically, Nortel has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.
          (d)     Third party debt agreements
From time to time, Nortel guarantees the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. Under most such arrangements, Nortel’s guarantee is secured, usually by the assets being purchased or financed. As of September 30, 2006, Nortel had no third party debt agreements that would require it to make any debt payments for its customers.
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
Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of September 30, 2006, Nortel had approximately $217 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2006, or collection of the receivable amounts by the counterparty.
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

Product warranties
The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of September 30, 2006:

Balance as of December 31, 2005	$208
Payments	(191)
Warranties issued	205
Revisions	5

Balance as of September 30, 2006	$227

12.	Commitments
During the first nine months of 2006, Nortel fulfilled a $232 purchase commitment, which existed at December 31, 2005.

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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of the following dates:

	September 30,	December 31,
	2006	2005

Bid and performance related bonds(a)	$265	$222
Other bonds(b)	31	44

Total bid, performance related and other bonds	$296	$266

(a)	Net of restricted cash and cash equivalent amounts of $6 and $36 as of September 30, 2006 and December 31, 2005, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $617 and $31 as of September 30, 2006 and December 31, 2005, respectively.

Venture capital financing
Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $24 as of September 30, 2006. These commitments expire at various dates through 2016.

Nortel and Microsoft Corporation Alliance
In the third quarter of 2006, Nortel and Microsoft Corporation (“Microsoft”) entered into a four-year agreement, with provisions for extension, to form a strategic alliance to jointly develop, market and sell communications solutions. Under the agreement Nortel and Microsoft agreed to form joint teams to collaborate on product development spanning enterprise, mobile and wireline carrier solutions. The agreement engages the companies at the technology, marketing and business levels and includes joint product development, solutions and systems integration, and go-to-market initiatives. Both companies will invest resources in marketing, business development and delivery.
Microsoft will make available to Nortel up to $52 in marketing and telephony systems integration funds to be offset against marketing costs incurred by Nortel, and $40 in research and development funds over the initial four year term of the agreement. Substantially all of the payments are scheduled to be received by Nortel beginning in fiscal year 2007 and are subject to Nortel achieving certain mutually agreed upon performance metrics. Microsoft will recoup its payment of research and development funds by receiving payments from Nortel of five percent of revenue over a mutually agreed upon enterprise voice and application business base plan. Any research and development funds that have not been recouped must be repaid in full by Nortel to Microsoft by March 31, 2012. As of September 30, 2006, Nortel has not received any of the research and development funds from Microsoft.
Microsoft and Nortel will each retain all revenues from sales or licenses of each party’s respective software, sales or leasing of each party’s respective hardware and delivery of services to customers and partners in accordance with separate agreements with each parties’ respective channel partners and/or customers.
In addition, Nortel entered into a patent cross license agreement that establishes an alliance relationship between Nortel and Microsoft. Nortel and Microsoft have agreed to exchange patent rights to certain products, services and technology. In consideration for access to Nortel’s developed technology, in the third quarter of 2006 Microsoft paid Nortel $40, recognition of which has been substantially deferred.

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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
During the nine months ended September 30, 2006 and 2005, net customer financing bad debt expense as a result of settlements and adjustments to other existing provisions was not significant.
During the nine months ended September 30, 2006, Nortel did not enter into any new agreements to restructure and/or settle customer financing and related receivables. During the nine months ended September 30, 2005, Nortel entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, Nortel received cash consideration of approximately $112 ($36 of the proceeds was included in discontinued operations), to settle outstanding receivables with a net carrying value of $101 ($33 of the net carrying value was included in discontinued operations). As of September 30, 2006, all undrawn commitments were available for funding under the terms of the financing agreements.

Consolidation of variable interest entities
Certain lease financing transactions of Nortel were structured through single transaction variable interest entities (“VIEs”) that did not have sufficient equity at risk as defined in FIN 46R “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). Nortel consolidates one VIE for which Nortel was considered the primary beneficiary following the guidance of FIN 46, on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs debt, which represented the majority of the risks associated with the respective VIEs activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. As of September 30, 2006, Nortel’s consolidated balance sheet included $85 of long-term debt and $84 of plant and equipment — net related to this VIE. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.
On June 3, 2005, Nortel acquired NGS, a VIE, for which Nortel is considered the primary beneficiary under FIN 46R. The condensed consolidated financial statements of Nortel include NGS’s financial statements consolidated from the date of the acquisition.
On November 3, 2005, Nortel formed LG-Nortel, a joint venture with LG, which is a VIE. Nortel is considered the primary beneficiary under FIN 46R. No creditor of the entity has recourse to Nortel. This entity’s financial statements have been consolidated from the date of formation.
Nortel consolidates certain assets and liabilities held in an employee benefit trust in Canada, a VIE, for which Nortel is considered the primary beneficiary under FIN 46R.
Nortel has conducted certain receivable sales transactions either directly with financial institutions or with multi-seller conduits. As of September 30, 2006, Nortel was not required to, and did not, consolidate or provide any of the additional disclosures set out in FIN 46R with respect to variable interest entities involving receivable sales.
Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
guarantees and indemnification arrangements. As of September 30, 2006, none of these other interests or arrangements were considered significant variable interests and, therefore, were not disclosed in the financial statements.

14.	Earnings (loss) per common share
The following table details the weighted-average number of Nortel common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the three and nine months ended:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006(a)	2005(a)	2006	2005(a)

	(Number of common shares in
	millions)
Basic weighted-average shares outstanding	4,339	4,339	4,339	4,338
Weighted-average shares dilution adjustments:
Dilutive stock options	—	—	1	—

Diluted weighted-average shares outstanding	4,339	4,339	4,340	4,338

Weighted-average shares dilution adjustments — exclusions:
Stock options	310	303	310	303
4.25% Convertible Senior Notes	180	180	180	180

(a)	As a result of the net loss from continuing operations for the three months ended September 30, 2006 and the three and nine months ended September 30, 2005, all potential dilutive securities were considered anti-dilutive.

15.	Comprehensive income (loss)
The following are the components of comprehensive income (loss), net of tax, for the three and nine months ended:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net earnings (loss)	$(99)	$(136)	$100	$(273)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment	71	35	216	(127)
Unrealized gain (loss) on investments — net(a)	18	20	2	(3)
Minimum pension liability adjustment — net	141	—	140	2
Unrealized derivative gain (loss) on cash flow hedges — net(b)	(7)	12	(4)	(7)

Comprehensive income (loss)	$124	$(69)	$454	$(408)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil and nil for the three and nine months ended September 30, 2006 and 2005, respectively.
(b)	During the three and nine months ended September 30, 2006, $4 and $13, respectively, of net derivative gains (losses) were reclassified to other income — net. During the three and nine months ended September 30, 2005, $1 and $14, respectively, of net derivative gains (losses) were reclassified to other income — net. Nortel estimates that $3 of net derivative gains (losses) included in accumulated other comprehensive income (loss) will be reclassified into net earnings (loss) within the next 12 months.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

16.	Capital stock and stock-based compensation plans

Common shares
Nortel is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares included in shareholders’ equity consisted of the following as of the following dates:

	Number	$

	(Number of common
	shares in thousands)
Common shares:
Balance as at December 31, 2005	4,339,163	$33,932
Shares issued pursuant to:
Stock option plans	193	4

Balance as at September 30, 2006	4,339,356	$33,936

Stock options
Prior to 2006, Nortel granted options to purchase Nortel common shares under two existing stock option plans, the Nortel Networks Corporation 2000 Stock Option Plan (“2000 Plan”) and the Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (“1986 Plan”). Under these two plans, options to purchase Nortel common shares could be granted to employees and, under the 2000 Plan, options could be also granted to directors of Nortel. The options under both plans entitle the holders to purchase one common share at a subscription price of not less than 100% of market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Options granted prior to 2003 generally vest 33% on the anniversary date of the grant for three years. Commencing in 2003, options granted generally vest 25% each year over a four-year period on the anniversary date of the grant. The Compensation and Human Resources Committee of the Board of Directors of Nortel and Nortel Networks Limited (“CHRC”) that administers both plans generally has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the term of an option exceed ten years. Nortel meets its obligations under both plans by issuing Nortel common shares. Common shares remaining available for grant after December 31, 2005 under the 2000 Plan and the 1986 Plan (and including common shares that become available upon expiration or termination of options granted under such plans) have been rolled-over to the Nortel 2005 Stock Incentive Plan (“SIP”) effective January 1, 2006.
During 2005, the shareholders of Nortel approved the SIP, a stock-based compensation plan, which permits grants of stock options, including incentive stock options, stock appreciation rights (“SARs”), performance stock units (“PSUs”) and restricted stock units (“RSUs”). Stock options granted under the SIP may be granted only to employees of Nortel and its subsidiaries. The subscription price for each share subject to an option shall not be less than 100% of the market value of common shares of Nortel on the date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Options granted under the SIP generally vest 25% each year over a four-year period on the anniversary date of the grant. The CHRC that administers the SIP generally has the discretion to accelerate or waive any condition to the vesting of options, but in no case shall options granted become exercisable within the first year (except in the event of death), and in no case shall the exercise period exceed ten years. Nortel meets its obligations under the SIP by issuing Nortel common shares. All stock options granted have been classified as equity instruments based on the settlement provisions of the stock-based compensation plans.
Stand-alone SARs or SARs in tandem with options may be granted under the SIP. Upon the exercise of a vested SAR, a holder will be entitled to receive payment of an amount equal to the excess of the market value of a common share of Nortel on the date of exercise over the subscription or base price under the SAR. On the exercise of a tandem SAR, the related option shall be cancelled. As of September 30, 2006 and December 31, 2005, there were no SARs outstanding.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As of September 30, 2006, the maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of Nortel under each of the 1986 Plan, 2000 Plan and SIP is as follows:

Maximum

(Number of common
shares in thousands)
1986 Plan
Issuable to employees	469,718
2000 Plan
Issuable to non-employee directors	500
Issuable to employees	94,000
SIP
Issuable to employees	122,000
In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established and options were granted under the 1986 Plan and the 2000 Plan in connection with this program. Under that program, a participant was granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of a common share of Nortel on the date of grant and the replacement options have an exercise price equal to the market value of a common share of Nortel on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of Nortel at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes and brokerage costs associated with the exercise of the initial options. No Key Contributor Program options were granted for the nine months ended September 30, 2006 and 2005, respectively, under either stock option plan.
During the nine months ended September 30, 2006, approximately 429,416 Nortel common shares were issued pursuant to the exercise of stock options granted under the 1986 Plan and 168,484 Nortel common shares were issued pursuant to the exercise of stock options granted under the 2000 Plan. During the nine months ended September 30, 2006, approximately 39,802,060 stock options, 7,735,000 RSUs and 4,640,000 PSUs were granted under the SIP. During the nine months ended September 30, 2006, there were 1,104,991 Nortel common shares issued pursuant to the vesting of RSUs granted under the SIP. During the nine months ended September 30, 2006, there were no stock options exercised or PSUs that vested under the SIP.
Nortel also assumed stock option plans in connection with the acquisition of various companies. Common shares of Nortel are issuable upon the exercise of options under the assumed stock option plans, although no further options may be granted under the assumed plans. The vesting periods for options granted under these assumed stock option plans may differ from the SIP, 2000 Plan and 1986 Plan, but are not considered significant to Nortel’s overall use of stock-based compensation.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following is a summary of the total number of outstanding stock options and the maximum number of stock options available for grant:

		Weighted-
		Average	Aggregate
	Outstanding	Exercise	Intrinsic	Available
	Options	Price	Value	for Grant

	(thousands)		(thousands)	(thousands)
Balance at December 31, 2005	302,918	$9.43	$44,553	169,638
Granted options under all stock option plans	39,802	$2.11	$7,515	(52,177	) (a)
Options exercised	(657)	$2.21	$527	—
Options forfeited	(6,436)	$4.11		6,605	(a)
Options expired	(25,313)	$14.70		20,344

Balance at September 30, 2006	310,314	$8.30	$8,037	144,410

(a)	Amount is inclusive of RSUs and PSUs granted or cancelled. The SIP allows for grants of RSUs and PSUs, which reduce the stock options available for grant.
The weighted-average grant-date fair value of the stock options granted for the nine months ended September 30, 2005 was $1.86. The aggregate intrinsic value for the exercises under all share-based payment arrangements was $1 for the nine months ended September 30, 2005.
The following table summarizes information about stock options outstanding and exercisable as of September 30, 2006:

	Options outstanding				Options exercisable

		Weighted-	Weighted-				Weighted-
		Average	Average	Aggregate			Average	Aggregate
	Number	Remaining	Exercise	Intrinsic	Number		Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable		Price	Value

	(thousands)	(in years)		(thousands)	(thousands)			(thousands)
$0.0000 – $2.3900	83,128	7.8	$2.23	$8,037	33,413		$2.32	$897
$2.3901 – $3.5852	74,601	8.0	$3.01	$—	25,659		$3.07	$—
$3.5853 – $5.3779	6,349	4.3	$5.03	$—	6,333		$5.04	$—
$5.3780 – $8.0670	67,002	5.2	$6.94	$—	56,382		$6.81	$—
$8.0671 – $12.1006	38,539	3.9	$9.54	$—	32,802		$9.65	$—
$12.1007 – $18.1510	8,597	1.9	$15.14	$—	8,117		$15.16	$—
$18.1511 – $27.2267	14,422	2.8	$22.70	$—	14,178		$22.73	$—
$27.2268 – $40.8402	8,883	3.0	$33.23	$—	8,873		$33.23	$—
$40.8403 – $61.2605	4,598	3.0	$52.64	$—	4,598		$52.64	$—
$61.2606 – $106.6332	4,195	3.0	$72.73	$—	4,195		$72.73	$—

	310,314	6.0	$8.30	$8,037	194,550	(a)	$11.18	$897

(a)	Total number of exercisable options for the periods ended September 30, 2006 and December 31, 2005 were 194,550 and 185,470, respectively.
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on Nortel’s closing stock price of $2.30 as of September 30, 2006, which would have been received by the stock option holders had all stock option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 1,435,377.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nonvested shares
Nortel’s nonvested share awards consist of options granted under all of Nortel’s stock option plans and RSU and PSU awards granted under the SIP. The fair value of each nonvested share award is calculated using the stock price at the date of grant. A summary of the status of nonvested share awards as of September 30, 2006 and changes during the first nine months ended September 30, 2006 is presented below.

	Options		RSU Awards		PSU Awards

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value(a)	Shares	Fair Value(b)

	(thousands)		(thousands)		(thousands)
Nonvested shares at December 31, 2005	117,448	$4.09	6,972	$3.15	—	$—
Granted	39,802	$2.11	7,735	$2.11	4,640	$2.25
Vested	(35,050)	$4.10	(1,105)	$3.24	—	$—
Forfeited	(6,436)	$4.11	(170)	$2.90	—	$—

Nonvested shares at September 30, 2006	115,764	$3.45	13,432	$2.56	4,640	$2.26

(a)	RSU awards do not have an exercise price therefore grant date weighted average fair value has been calculated.
(b)	PSU awards do not have an exercise price therefore grant date weighted average fair value has been calculated using a Monte Carlo simulation model.
As of September 30, 2006, there was $134 of total unrecognized compensation cost related to Nortel’s nonvested stock options that is expected to be recognized over a weighted average period of 2.6 years. As of September 30, 2006, there were $28 and $8 of total unrecognized compensation cost related to Nortel’s nonvested RSUs and PSUs, respectively, that are expected to be recognized over a weighted average period of 2.8 and 2.7 years, respectively.

Restricted stock units and Performance stock units
RSUs and PSUs can be issued under the SIP. RSUs generally become vested based on employment and PSUs generally become vested subject to the attainment of performance criteria. Each RSU or PSU granted under the SIP generally represents one common share of Nortel. Vested units will generally be settled upon vesting by delivery of a common share of Nortel for each vested unit or payment of a cash amount equal to the market value of a common share of Nortel at the time of settlement, as determined in the discretion of the CHRC.
The number of RSUs (in millions) granted during the nine months ended September 30, 2006 and September 30, 2005, were 8 and 3, respectively. All of the RSUs awarded to executive officers in 2005 and going forward vest in equal installments on the first three anniversary dates of the date of the award. The RSUs awarded in 2005 under the SIP and going forward will be settled in shares at the time of vesting or, in the discretion of the CHRC, cash. All RSUs granted have been classified as equity instruments based on the settlement provisions of the stock-based compensation plans.
The number of PSUs (in millions) granted during the nine months ended September 30, 2006 and September 30, 2005, were 5 and nil, respectively. Vesting and settlement of PSUs at the end of the three year performance period will depend upon the level of achievement of certain performance criteria based on the relative total shareholder return on the common shares of Nortel compared to the total shareholder return on the common shares of a comparative group of companies included in the Dow Jones Sector Titans — Technology Index (the “Technology Index”). The number of common shares to be issued for the vested PSUs are determined based on Nortel’s ranking within the Technology Index and can range from 0% to 200%. All PSUs granted have been classified as equity instruments based on the settlement provisions of the stock-based compensation plans.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
A summary of the total number of outstanding RSU awards granted during the nine months ended September 30, 2006 and the changes during the nine months ended September 30, 2006 is presented below:

	Outstanding	Weighted-	Weighted
	RSU	Average	Average
	Awards	Grant Date	Remaining
	Granted	Fair Value(a)	Contractual Life

	(thousands)		(in years)
Balance at December 31, 2005	6,972	$3.15	9.7
Granted RSU awards	7,735	$2.11
Awards exercised	(1,105)	$3.24
Awards forfeited	(170)	$2.90
Awards expired	—	$—

Balance at September 30, 2006	13,432	$2.56	9.4

(a)	RSU awards do not have an exercise price therefore grant date weighted average fair value has been calculated. The grant date fair value for the RSU awards is the stock price on the date of grant.
As of September 30, 2006, there were no outstanding vested RSU awards. The weighted-average grant-date fair value of the RSUs awarded for the nine months ended September 30, 2005 was $3.17.
A summary of the total number of outstanding PSU awards granted during the nine months ended September 30, 2006 and the changes during the nine months ended September 30, 2006 is presented below:

	Outstanding	Weighted-	Weighted
	PSU	Average	Average
	Awards	Grant Date	Remaining
	Granted	Fair Value(a)	Contractual Life

	(thousands)		(in years)
Balance at December 31, 2005	—	$—	—
Granted PSU awards	4,640	$2.25
Awards exercised	—	$—
Awards forfeited	—	$—
Awards expired	—	$—

Balance at September 30, 2006	4,640	$2.26	9.7

(a)	PSU awards do not have an exercise price therefore grant date weighted average fair value has been calculated. The grant date fair value for the PSU awards was determined using a Monte Carlo simulation model.
As of September 30, 2006, there were no outstanding vested PSU awards.

Stock-based compensation
Effective January 1, 2006, Nortel adopted SFAS 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Nortel adopted SFAS 123R using the modified prospective transition method and accordingly the results of prior periods have not been restated. This method requires that the provisions of SFAS 123R are generally applied only to share-based awards granted, modified, repurchased or cancelled on January 1, 2006 and thereafter. Nortel voluntarily adopted fair value accounting for share-based awards effective January 1, 2003 (under SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS 123). Using the prospective method, Nortel measured the cost of share-based awards granted or modified on or after January 1, 2003 using the fair value of the award and began recognizing that cost in the consolidated statements of operations over the vesting period. Nortel will recognize the remaining cost of these awards over the remaining service period following the provisions of SFAS 123R. For those grants prior to January 1, 2003, that were nonvested and outstanding as of January 1, 2006, Nortel will recognize the remaining cost of these awards over the remaining service period as required by the new standard.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Nortel did not accelerate the recognition of expense for those awards that applied to retirement eligible employees prior to the adoption of SFAS 123R, but rather expensed those awards over the vesting period. Therefore, an expense of approximately $2 was recognized during the nine months ended September 30, 2006, that would have not been recognized had Nortel accelerated recognition of the expense prior to January 1, 2006, the adoption date of SFAS 123R.
SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. As share-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Prior to the adoption of SFAS 123R Nortel recognized forfeitures as they occurred. Nortel recorded a gain of $9 as a cumulative effect of an accounting change, as a result of the change in accounting for forfeitures under SFAS 123R. In Nortel’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, Nortel accounted for forfeitures as they occurred.
In November 2005, the FASB issued FASB FSP No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”). Nortel elected to adopt the alternative transition method to SFAS 123R in accounting for the tax effects of share-based payment awards to employees. The elective method comprises a computational component that establishes a beginning balance of the Additional Paid In Capital (“APIC”) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. As of September 30, 2006, the APIC balance was nil, and there were no other material impacts as a result of the adoption of FSP FAS 123R-3.

Pro forma disclosure
Had Nortel applied the fair value based method to all stock-based awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for the three and nine months ended:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net earnings (loss) — reported	$(136)	$(273)
Stock-based compensation — reported	23	59
Stock-based compensation — pro forma(a)	(23)	(66)

Net earnings (loss) — pro forma	$(136)	$(280)

Basic earnings (loss) per common share:
Reported	$(0.03)	$(0.06)
Pro forma	$(0.03)	$(0.06)
Diluted earnings (loss) per common share:
Reported	$(0.03)	$(0.06)
Pro forma	$(0.03)	$(0.06)

(a)	Stock-based compensation — pro forma expense was net of tax of nil.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Stock-based compensation recorded during the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006		2005

Stock-based compensation:
Stock option expense	$26	$21	$67	(b)	$58
RSU expense(a)	3	—	6		—
PSU expense	1	—	1		—
DSU expense(a)	—	2	—		1

Total stock-based compensation reported — net of tax	$30	$23	$74		$59

(a)	Compensation related to employer portion of RSUs and Director Stock Units (“DSUs”) was net of tax of nil in each period.
(b)	Includes a reduction of stock option expense of approximately $9, recognized during the first quarter of 2006, to align Nortel’s recognition of stock option forfeitures with the adoption of SFAS 123R.
Nortel estimates the fair value of stock options using the Black-Scholes-Merton option-pricing model, consistent with the provisions of SFAS 123R and SAB 107, and Nortel’s prior period pro forma disclosures of net earnings, including share-based compensation. The key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected term of the options, the volatility of Nortel’s stock, the risk-free rate, the annual forfeiture rate and Nortel’s dividend yield. Nortel believes that the Black-Scholes-Merton option-pricing model utilized to develop the underlying assumptions is appropriate in calculating the fair values of Nortel’s stock options.
The following weighted-average assumptions were used in computing the fair value of stock options for purposes of expense recognition and pro forma disclosures, as applicable, for the three and nine months ended:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,

	2006	2005	2006	2005

Black-Scholes weighted-average assumptions
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility(a)	67.11%	86.40%	73.85%	86.40%
Risk-free interest rate(b)	4.72%	4.06%	5.01%	4.06%
Expected option life in years(c)	4	4	4	4
Weighted-average stock option fair value per option granted	$1.14	$1.86	$1.22	$1.86

(a)	The expected volatility of Nortel’s stock is estimated using the daily historical stock prices over a period equal to the expected term.
(b)	The risk free rate used was the five year government treasury bill rate.
(c)	The expected term of the options is estimated based on historical grants with similar vesting periods.
The fair value of RSU awards is the stock price on the date of grant. Nortel estimates the fair value of PSU awards using a Monte Carlo simulation model, consistent with the provisions of SFAS 123R. Certain assumptions used in the model include (but are not limited to) the following for the three and nine months ended:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,

	2006	2006

Monte Carlo assumptions
Beta (range)	2.0	2.0 - 2.1
Risk-free interest rate (range)(a)	4.79% - 4.87%	4.79% - 5.10%
Equity risk premium	5.00%	5.00%

(a)	The risk free rate used was the three year government treasury bill rate.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As of September 30, 2006, the annual forfeiture rates applied to the Nortel stock option plans were 13% and 7% for the RSU and PSU awards.
The compensation cost that has been charged against income for Nortel’s share-based award plans was $26 and $67 for the three and nine months ended September 30, 2006, respectively, and $21 and $58 for the three and nine months ended September 30, 2005, respectively. The total income tax benefit recognized in the statements of operations for stock-based award compensation was nil and nil for the three and nine months ended September 30, 2006 and 2005, respectively.
As of September 30, 2006, there was $173 of total unrecognized compensation cost related to Nortel’s stock option plans that is expected to be recognized over a weighted average period of two years. As of September 30, 2006, there was $28 of total unrecognized compensation cost related to Nortel’s RSU awards granted which is expected to be recognized over a weighted average period of three years. As of September 30, 2006, there was $9 of total unrecognized compensation cost related to Nortel’s PSU awards granted which is expected to be recognized over a weighted average period of three years.
Cash received from exercise under all share-based payment arrangements was $2 for the nine months ended September 30, 2006 and $4 for the nine months ended September 30, 2005. Tax benefits realized by Nortel related to these exercises were nil and nil, for the nine months ended September 30, 2006 and 2005, respectively.

Suspension of Nortel stock based compensation plans
As a result of Nortel’s March 10, 2006 announcement that it and NNL would have to delay the filing of its 2005 Annual Reports, Nortel suspended, as of March 10, 2006, the grant of any new equity and exercise or settlement of previously outstanding awards under the SIP; the purchase of Nortel common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel common shares; the exercise of outstanding options granted under the 2000 Plan and the 1986 Plan, or the exercise of outstanding options granted under employee stock option plans previously assumed by Nortel in connection with mergers and acquisitions; and the purchase of units in a Nortel stock fund or purchase of Nortel common shares under defined contribution and investment plans. In the second quarter of 2006, Nortel lifted the suspension on the stock based compensation plans, upon its compliance with the U.S. and Canadian regulatory securities filing requirements with the filing of Nortel’s and NNL’s 2006 First Quarter Reports.

17.	Related party transactions
In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel’s significant influence and with joint ventures of Nortel. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Transactions with related parties for the three and nine months ended are summarized as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Revenues:
LG Electronics Inc.(a)	$21	$—	$22	$—
Other	3	1	7	2

Total	$24	$1	$29	$2

Purchases:
Bookham	$10	$7	$22	$13
LG Electronics Inc.(a)	61	—	172	—
Sasken Communications Technology Ltd.(b)	7	7	25	11
GN Tel LG-Nortel(c)	32	—	53	—
Other	3	1	3	2

Total	$113	$15	$275	$26

(a)	LG holds a minority interest in LG-Nortel. Nortel’s sales and purchases relate primarily to certain inventory related items. As of September 30, 2006, accounts payable to LG were $54, compared to $18 as at December 31, 2005.
(b)	Nortel currently owns a minority interest in Sasken Communications Technology Ltd. (“Sasken”). Nortel’s purchases from Sasken relate primarily to software and other software development related purchases. As of September 30, 2006, accounts payable to Sasken were $3, compared to $2 as at December 31, 2005.
(c)	Nortel holds a minority interest in GN Tel through its joint venture LG-Nortel. Nortel’s purchases from GN Tel LG-Nortel relate primarily to installation and warranty services.
As of September 30, 2006 and December 31, 2005, accounts receivable from related parties were $16 and $8, respectively. As of September 30, 2006 and December 31, 2005, accounts payable to related parties were $74 and $26, respectively.
Nortel purchases certain inventory for its MEN business from Bookham, Inc. (“Bookham”), a related party due to Nortel’s equity interest in Bookham. Bookham is a supplier of key optical components to Nortel’s optical networks solutions in its MEN segment. As of September 30, 2006 and December 31, 2005, accounts payable to Bookham were nil and nil, respectively.
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
Subsequent to the February 15, 2001 announcement in which Nortel provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the U.S. District Courts for the Eastern District of New York, the Southern District of New York and the District of New Jersey and in courts in

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
the provinces of Ontario, Québec and British Columbia in Canada, on behalf of shareholders who acquired Nortel securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities.
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
On July 17, 2002, a new purported class action lawsuit (the “Ontario Claim”) was filed in the Ontario Superior Court of Justice, Commercial List, naming Nortel, certain of its current and former officers and directors and its auditors as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the Nortel I Class Action. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel securities (including options on Nortel securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Canadian $5,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action.
Subsequent to the March 10, 2004 announcement in which Nortel indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities. On June 30, 2004, the Court signed Orders consolidating the 27 class actions (the “Nortel II Class Action”) and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint. On January 18, 2005, the lead plaintiffs, Nortel and the Audit Committee Defendants reached an agreement in which Nortel would withdraw its motion to dismiss and plaintiffs would dismiss Count II of the complaint, which asserts a claim against the Audit Committee Defendants. On May 13, 2005, the plaintiffs filed a motion for class certification. On September 16, 2005, lead plaintiffs filed an amended consolidated class action complaint that rejoined the previously dismissed Audit Committee Defendants as parties to the action. On March 16, 2006, the plaintiffs withdrew their motion for class certification.
On July 28, 2004, Nortel and NNL, and certain of their current and former officers and directors, were named as defendants in a purported class proceeding in the Ontario Superior Court of Justice on behalf of shareholders who acquired Nortel securities as early as November 12, 2002 and as late as July 28, 2004 (the “Ontario I Action”). This lawsuit alleges, among other things, breaches of trust and fiduciary duty, oppressive conduct and misappropriation of

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
corporate assets and trust property in respect of the payment of cash bonuses to executives, officers and employees in 2003 and 2004 under the Nortel Return to Profitability bonus program and seeks damages of Canadian $250 and an order under the Canada Business Corporations Act directing that an investigation be made respecting these bonus payments. On August 2, 2006, Nortel reached an agreement in principle with plaintiffs’ counsel to settle this action, subject to court approval. The proposed settlement did not have a material impact on Nortel’s financial condition and an accrued liability has been recorded in the quarter ended September 30, 2006.
On February 16, 2005, a motion for authorization to institute a class action on behalf of residents of Québec, who purchased Nortel securities between January 29, 2004 and March 15, 2004, was filed in the Québec Superior Court naming Nortel as a defendant (the “Québec II Action”). The motion alleged that Nortel made misrepresentations about its 2003 financial results.
On March 9, 2005, Nortel and certain of its current and former officers and directors and its auditors were named as defendants in a purported class action proceeding filed in the Ontario Superior Court of Justice, Commercial List, on behalf of all Canadian residents who purchased Nortel securities from April 24, 2003 to April 27, 2004 (the “Ontario II Action”). This lawsuit alleged, among other things, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with Nortel’s 2003 financial results and seeks damages of Canadian $3,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action.
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
The Proposed Class Action Settlement was also conditioned on Nortel and the lead plaintiffs reaching agreement on corporate governance related matters and the resolution of insurance related issues. On March 17, 2006, Nortel announced that it and the lead plaintiffs had reached such an agreement with Nortel’s insurers agreeing to pay $228.5 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that these indemnification obligations would be unlikely to materially increase its total cash payment obligations under the Proposed Class Action Settlement. The insurance payments would not reduce the amounts payable by Nortel as noted below. Nortel also agreed to certain corporate governance enhancements, including the codification of certain of its current governance practices in its Board of Directors written mandate and the inclusion in its annual proxy circular and proxy statement of a report on certain of its other governance practices. On June 21, 2006, Nortel reached an agreement with the lead plaintiffs on the corporate governance related matters.
Under the terms of the Proposed Class Action Settlement, Nortel would make a payment of $575 in cash, issue 628,667,750 of Nortel common shares (representing 14.5% of Nortel’s equity as of February 7, 2006, and contribute one-half of any recovery in Nortel’s existing litigation against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. On June 1, 2006, Nortel placed $575 plus related interest of $5 into escrow and classified this amount as restricted cash as of June 30, 2006. In addition, Nortel’s insurers agreed to pay $228.5 in cash towards the settlement. Nortel has recorded an asset of $228.5 to reflect the insurance proceeds with an offsetting increase in the shareholder litigation settlement provision included in other accrued liabilities. On April 3, 2006, the

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
insurance proceeds were placed in escrow by the insurers. In the event of a share consolidation of Nortel common shares, the number of Nortel common shares to be issued pursuant to the Proposed Class Action Settlement would be adjusted accordingly. The total settlement amount would include all plaintiffs’ court-approved attorneys’ fees. As a result of the Proposed Class Action Settlement, Nortel has established a litigation provision and recorded a charge to its full-year 2005 financial results of $2,474 (net of insurance proceeds), and a reduction of the expense of $453 for the nine months ended September 30, 2006, to reflect the fair value mark-to-market adjustment of the Nortel common shares. Of the total net shareholder lawsuit charges recorded as of September 30, 2006, $575 relates to the proposed cash portion of the Proposed Class Action Settlement, while $1,446 relates to the proposed equity component and will continue to be adjusted in future quarters based on the fair value of the Nortel common shares issuable until the finalization of the settlement. Any change to the terms of the Proposed Class Action Settlement would likely result in an adjustment to the litigation provision.
On June 21, 2006, Nortel announced that it had entered into stipulations and agreements of settlement with the lead plaintiffs in the Nortel I Class Action and the Nortel II Class Action and an agreement with the plaintiffs in the related Canadian actions with respect to the Proposed Class Action Settlement. The settlement remains conditioned, among other things, on receipt of all required court, securities regulatory and stock exchange approvals. The Proposed Class Action Settlement and related litigation provision do not relate to ongoing regulatory and criminal investigations and do not encompass an Employee Retirement Income Security Act (“ERISA”) action filed in December 2001, the Proposed Ontario Derivative Action and the Ontario I Action, each as described in this note.
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
On August 16, 2004, Nortel received a letter from the Integrated Market Enforcement Team of the Royal Canadian Mounted Police (“RCMP”) advising Nortel that the RCMP would be commencing a criminal investigation into Nortel’s financial accounting situation. This investigation is ongoing.
A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel common shares, under the ERISA for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel common shares, during the period from March 7, 2000 through December 21, 2001. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the Nortel Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004. On June 17, 2005, the plaintiffs filed a Second Amended Consolidated Class Action Complaint that added additional current and former directors, officers and employees as defendants and alleged breach of fiduciary duty on behalf of the Plan and as a purported class action on behalf of participants and beneficiaries of the Plan who held shares of the Nortel Networks Stock Fund during the period from March 7, 2000 through June 17, 2005. On July 8, 2005, the defendants filed a Renewed Motion to Dismiss Plaintiffs’ Second Amended Consolidated Class Action Complaint. On July 29, 2005, plaintiffs filed an opposition to the motion, and defendants filed a reply memorandum on August 12, 2005. On March 30, 2006, the defendants filed an additional motion to dismiss raising the jurisdictional challenge that all former plan participants, including one of the named plaintiffs, lack standing to assert a claim under ERISA. On April 17, 2006, the plaintiffs filed a motion to strike this motion to dismiss. On May 5, 2006, the defendants filed a reply brief in support of this motion to dismiss. On October 11, 2006, the court issued a Memorandum Order granting in part and denying in part the Renewed Motion to Dismiss Plaintiff’s Second Amended Consolidated Class Action Complaint.
On May 18, 2004, a purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on behalf of individuals who were participants and beneficiaries of the Plan at any time during the period of December 23, 2003 through the filing date and who made or maintained Plan investments in Nortel common shares, under the ERISA for Plan-wide relief and alleging, among other things, breaches of fiduciary duty. On September 3, 2004, the Court signed a stipulated order consolidating this action with the Consolidated ERISA Action described above. On June 16, 2004, a second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel common shares during the period from October 24, 2000 to June 16, 2004, and making similar allegations, was filed in the U.S. District Court for the Southern District of New York. On August 6, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order to transfer this action to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407 with the Consolidated ERISA Action described above. On January 3, 2005, this action was received in the U.S. District Court for the Middle District of Tennessee and consolidated with the Consolidated ERISA Action described above.
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 and the related fair value adjustments, which Nortel has recorded in its 2005 and first nine months of 2006 financial results, respectively, as a result of the Proposed Class Action Settlement, Nortel has not made any provisions for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims and investigations. Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition or liquidity of Nortel. Except for matters encompassed by the Proposed Class Action Settlement, Nortel intends to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgement it would be in the best interest of shareholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.
Nortel is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Environmental matters
Nortel’s operations are subject to a wide range of environmental laws in various jurisdictions around the world. Nortel seeks to operate its business in compliance with such laws. Nortel is subject to new European product content laws and product takeback and recycling requirements. Although costs relating to environmental matters have not resulted in a material adverse effect on the business, results of operations, financial condition or liquidity in the past, there can be no assurance that Nortel will not be required to incur costs in the future that would result in such a material adverse effect. Nortel is actively working with its strategic suppliers on compliance plans and risk mitigation strategies relating to the new laws and requirements. Nortel is currently relying on certain exemptions from the new requirements for some products and expects minimal disruption to the distribution of such products. Nortel intends to manufacture products that are compliant with all applicable legislation and meet its quality and reliability requirements.
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
Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of September 30, 2006, the accruals on the consolidated balance sheet for environmental matters were $27. Based on information available as of September 30, 2006, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.
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

NORTEL NETWORKS CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at four Superfund sites in the U.S. (at three of the Superfund sites, Nortel is considered a de minimis potentially responsible party). A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 10% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 10% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $27 referred to above.
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

Common share consolidation
On November 6, 2006, Nortel’s Board of Directors approved a 1 for 10 consolidation of its outstanding common shares on December 1, 2006. Nortel expects its shares to begin trading on a consolidated basis on December 1, 2006. The post-consolidation pro forma basic and diluted loss per share for the three months ended September 30, 2006 is $0.23 per share. The post-consolidation pro forma basic and diluted earnings per share for the nine months ended September 30, 2006 is $0.23 per share. The pro forma basic and diluted loss per share taking into account the effect of the share consolidation for the three and nine months ended September 30, 2005 is $0.31 per share and $0.63 per share, respectively.

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
Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. In particular, the risk factors described in the “Risk Factors” section of this report, our Annual Report on Form 10-K/ A for the year ended December 31, 2005, or 2005 10-K/ A, our current report on Form 8-K dated June 16, 2006, or 2006 Form 8-K (the 2006 Form 8-K and the 2005 10-K/ A together the 2005 Annual Report), and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, or the 2006 First Quarter Report and 2006 Second Quarter Report, respectively, could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Executive Overview
Our Business
Nortel is a global supplier of communication equipment serving both service provider and enterprise customers. We deliver solutions that help simplify networks, improve productivity as well as drive value creation and efficiency for consumers. Our technologies span access and core networks, support multimedia and business-critical applications, and help eliminate today’s barriers to efficiency, speed and performance by simplifying networks and connecting people with information. Our networking solutions consist of hardware, software and services. Our business activities include the design, development, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions.
Our Segments
Commencing in the first quarter of 2006, our operations were modified into two product groups: (i) Enterprise Solutions and Packet Networks (“ESPN”), which combined our optical networking solutions, data networking and security solutions and enterprise circuit and packet voice solutions into a unified product group; and (ii) Mobility and Converged Core Networks (“MCCN”), which combined our Code Division Multiple Access (“CDMA”) solutions and Global Systems for Mobile communications (“GSM”) and Universal Mobile Telecommunications Systems (“UMTS”) solutions and our carrier circuit and packet voice solutions into a unified product group. In the third quarter of 2006, we changed the way our operations were organized with the creation of a new business initiative to drive market share in the growing metropolitan broadband network market, Metro Ethernet Networks (“MEN”). MEN combines our optical networking solutions and the carrier portion of our data networking solutions previously included in our ESPN segment.

In addition, we established Global Services (“GS”) an operating segment focused on providing a complete range of services and solutions to our carrier and enterprise customers. Prior period segment results have been restated to conform to the current period presentation.
These organizational changes resulted in a change to our reportable segments. Commencing in the third quarter of 2006, MCCN, Enterprise Solutions (“ES”), MEN, and GS form our reportable segments and are described in more detail below:

•	MCCN provides mobility networking solutions using (i) CDMA solutions, and GSM and UMTS solutions and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end-users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end-user to be connected and identified when not in a fixed location and to roam globally. In addition, our carrier circuit and packet voice solutions provide a broad range of voice solutions to our service provider customers for their business and residential subscribers, including local, toll, long-distance and international gateway capabilities using either circuit or packet-based switching technologies. Our service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers. On September 1, 2006 we entered into a non-binding memorandum of understanding with Alcatel SA, or Alcatel, for the sale of certain assets related to our UMTS access business. See “Significant Business Developments — Proposed Divestiture of our UMTS Access Business” for additional information.
•	ES provides (i) enterprise circuit and packet voice solutions, (ii) data networking and security solutions, which supply data, voice and multimedia communications solutions to Nortel’s enterprise customers and (iii) software solutions for multi-media messaging, conferencing and call centers. Our solutions for enterprises are used to build new networks and to transform existing communications networks into more cost effective, packet-based networks supporting data, voice and multimedia communications. Our ES customers consist of a broad range of enterprises around the world, including large businesses at their headquarters, data centers, call centers and branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.
•	MEN combines our optical networking solutions and the carrier portion of its data networking solutions to transform our carrier and large enterprise customers’ networks to be more scalable and reliable for the high speed delivery of diverse multi-media communications services. By combining our optical expertise and data knowledge, we create solutions that help service providers and enterprises better manage increasing bandwidth demands. We believe that ethernet technology is particularly suited to these solutions and is being integrated with our optical technology. In addition to increased capacity and lower cost per bit, we differentiate our MEN products on the basis of being able to deliver carrier-grade reliability. The metropolitan or metro network is a key focus area as bandwidth demands are increasing as a result of the growth of network based broadcast and on-demand video delivery, wireless “back haul” for a variety of data services including video as well as traditional business, internet, private line and voice services. MEN serves the long haul optical market using common products and technologies from the metro optical market.
•	GS provides a broad range of services to address the requirements of our carrier and enterprise customers throughout the entire lifecycle of their networks. The GS portfolio is organized into four main service groups: (i) network implementation services, consisting of network integration, planning, installation, optimization and security services (ii) network support services, consisting of technical support, hardware maintenance, equipment spares logistics and on-site engineers (iii) network managed services, consisting of services related to the monitoring and management of customer networks and providing a range of network managed service options and (iv) network application services, consisting of applications development, integration and web services. Our GS market mirrors that of our carrier and enterprise markets along with a broad range of customers in all geographic markets where we conduct business, including small and medium-sized businesses to large global enterprises and all levels of government. Revenues from network services consisting of planning, engineering and installation are generally bundled with product sales and are not currently included in the revenues of GS.
Other miscellaneous business activities and corporate functions, including the results from the acquisition of Nortel Government Solutions Incorporated, or NGS, do not meet the quantitative criteria to be disclosed separately as reportable segments and have been reported in “Other”. Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to Nortel’s corporate compliance, interest attributable to its long-term debt and other non-operational activities and are included in “Other”.

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
Our plan for business transformation is expected to address our biggest operational challenges and is focused on simplifying our organizational structure, reflecting the alignment of carrier and enterprise networks, and maintaining a strong focus on revenue generation as well as quality improvements and cost reductions through a program known as Six Sigma. This program contemplates the transformation of our business in six key areas: services, procurement effectiveness, revenue stimulation (including sales and pricing), R&D effectiveness, general and administrative effectiveness, and organizational and workforce effectiveness. Employees throughout our organization are engaged in supporting various objectives in each of these areas.
We remain focused on integrity renewal through a commitment to effective corporate governance practices, remediation of our material weaknesses in our internal controls and ethical conduct. We have enhanced our compliance function to more effectively comply with applicable laws, regulations and company policies and to increase employee awareness of our code of ethical business conduct.
Our long-term growth imperatives are motivated by a desire to generate profitable growth and focus on areas where we can attain a leadership position and a minimum market share of twenty percent in key technologies, with a specific focus on mobility and convergence, enterprise transformation, and services and solutions. We believe the carrier telecommunications industry will evolve to next-generation networks and we anticipate that industry demand for wireless networking solutions will be impacted by continued subscriber and network traffic growth to support applications such as mobile video. We see growth opportunities in this area and plan to increase our investment in metro ethernet, particularly to support video delivery over wired as well as wireless access, and in products compliant with the Worldwide Interoperability for Microwave Access, or WiMAX, standard, and the IP Multimedia Subsystem, or IMS, architecture. We cannot predict when or if significant revenues from these areas will materialize and expect to continue to derive a substantial portion of our revenues from our current networking solutions.
We believe we have a significant position in many enterprise voice networks today, but continue to face competitive challenges in integrating our voice and data portfolios to capitalize on the trend towards internet protocol, or IP, converged networks. We have taken steps to strengthen our end-to-end convergence solutions and focus on the enterprise market through the acquisition of Tasman Networks Inc., or Tasman Networks, which strengthens our data portfolio. In the third quarter of 2006 we entered into a strategic alliance with Microsoft Corporation, or Microsoft, to facilitate the ongoing transition of a key component of our business from traditional voice technology into software.
Other key strategic and business initiatives include the continued progress of our finance transformation project, which will implement, among other things, a new information technology platform to provide an integrated global financial system; establishing a greater presence in Asia through our joint venture with LG Electronics, Inc., or LG; evolving our supply chain strategy; the proposed divestiture of certain assets related to our UMTS access business, and the rollout of our CDMA 3G EV-DO Rev A technology, which provides high speed mobile wireless capabilities to end customers.

Third Quarter Financial Highlights
Summary of selected financial data:

	For the Three Months Ended				For the Nine Months Ended

	September 30,	% of	September 30,	% of	September 30,	% of	September 30,	% of
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues

Revenues	$2,955		$2,518		$8,081		$7,526
Gross profit	1,125	38.1	978	38.8	3,099	38.3	3,124	41.5
Operating expenses(a)	1,110	37.6	1,049	41.7	3,318	41.1	3,283	43.6
Shareholder litigation settlement recovery/ (expense)	(38)	(1.3)	—	0.0	453	5.6	—	0.0
Operating earnings (loss)	(15)	(0.5)	(81)	(3.2)	240	3.0	(206)	(2.7)
Other income — net	51	1.7	53	2.1	171	2.1	181	2.4
Interest expense	105	3.6	57	2.3	245	3.0	162	2.2
Net earnings (loss)	$(99)	(3.4)	$(136)	(5.4)	$100	1.2	$(273)	(3.6)

Management EBT	$(35)	(1.2)	$(50)	(2.0)	$(234)	(2.9)	$(38)	(0.5)

(a)	Operating expenses includes SG&A, R&D, and Special Charges.
Our revenue increase reflects balanced increases across all segments and product portfolios, most significantly in our MCCN product portfolio. In the third quarter of 2006 we experienced increased demand for our next-generation wireless solutions with the rollout of our CDMA EV-DO Rev A technology. Our UMTS and succession voice solutions increases were primarily a result of the recognition of deferred revenue as we completed certain contract deliverables. We saw declines in the demand for our traditional wireless technologies such as GSM and circuit-based voice solutions. We continued to see revenue growth in our MEN portfolio with increases in our metro packet optical solutions primarily due to increased volumes and the delivery of software upgrades which triggered the recognition of deferred revenue.
The enterprise market is in the process of transitioning from traditional communications systems to next-generation IP networks. The change in the product mix of ES revenues for the current quarter is consistent with this trend. We continued to see growth in our packet-based voice solutions which support the next-generation technology, while seeing continued decline in our traditional circuit-based voice solutions. Pricing pressures, particularly on our traditional circuit-based switching, had a negative impact on revenues primarily in Europe, the Middle East and Africa, or EMEA, and the U.S.
Substantially all of our GS revenues are generated from network support and managed services which realized modest increases due to increased network managed services revenues in the U.S. The continued investment in voice and data convergence and network transformation across the carrier and enterprise markets is the primary driver for growth in our network integration and network managed services. We believe our large installed base represents an opportunity for network transformation and convergence services however the continued shift toward standardization of network components will weaken services tied to manufactured equipment and provide opportunities for multi-vendor service expansion, leading to increased competition.
We have a significant deferred revenue balance relative to our consolidated revenue and, as a result, recognition of this deferred revenue over time can have a material impact on our consolidated revenue due to the application of revenue recognition principles in any period and result in significant fluctuations. The recognition of deferred revenues in the third quarter of 2006 had a favorable impact on revenues for the quarter but did not have a material impact on revenues for the nine months ended September 30, 2006.
The impact of increased competition, our revenue growth in Asia and the shift in product mix from mature technologies with higher margins to next-generation technologies resulted in gross margin declines in the third quarter and first nine months of 2006 compared to the same periods in 2005. The impacts of these trends were most significant in the ES and MCCN segments.
While operating expenses increased in the third quarter of 2006 compared to the third quarter of 2005, our operating expenses as a percentage of revenue are trending downwards primarily due to lower restatement costs and cost savings from the changes in our employee benefit plans. However, we also saw spending increases related to our business and finance transformation projects and the impact of the consolidation of LG-Nortel. We continue to focus our research and development on key technologies such as WiMAX.

We record any material adjustments identified before the applicable financial statements are published and consider the materiality of any adjustments related to prior periods both to the current period and to the prior periods. In the course of the preparation of our financial statements for the three and nine months ended September 30, 2006, and in part as a result of the application of our compensating procedures and processes, we have recorded adjustments related to prior periods which are included in our third quarter 2006 financial statements. These adjustments relate to various revenue recognition corrections, expense accrual corrections and other adjustments. The revenue recognition corrections relate to the incorrect application of appropriate revenue recognition models and calculation corrections which resulted in an increase of $7 and a decrease of $57 in revenues for the three and nine months ended September 30, 2006 and a corresponding reduction in gross margin of $14 and $33 for the respective periods. The expense accrual adjustments relate to accruals recorded in the third quarter of 2006 that should have been recorded primarily in the first half of 2006. The various expense accrual corrections resulted in a net increase of approximately $21 to our net loss for the third quarter of 2006 and a reduction of $8 in net earnings for the nine months ended September 30, 2006.
These adjustments resulted in a net increase of approximately $38 to our net loss, or an approximately $0.01 increase in basic and diluted loss per common share for the third quarter of 2006, and a net decrease of approximately $37 to our net earnings, or an approximately $0.01 decrease on basic and diluted earnings per common share for the first nine months of 2006. The aggregate impact of the adjustments relating to prior periods was not material to our results for the three and nine months ended September 30, 2006 or to any individual segment, financial statement item or geographical region, or to any prior interim or annual period.
Our cash and cash equivalents excluding restricted cash decreased by $351 during the first nine months of 2006 to $2,600. The decrease in cash was primarily driven by net cash used in operations of $328 and net cash used in investing activities of $616, partially offset by a net inflow from financing activities of $534 and net positive impacts of foreign exchange. Net cash used in operations of $328 included cash payments of approximately $277 for pension funding and $91 related to restructuring programs. Net cash used in investing activities included a payment of $580 into escrow related to the Global Class Action Settlement, expenditures for plant and equipment of $260 and $134 for acquisitions of investments and businesses, net of cash acquired, including approximately $98 related to our acquisition of Tasman Networks, partially offset by proceeds from disposals of plant and equipment of $125 and $199 related to the proceeds on the sale of certain investments and businesses, including $140 related to the transfer of certain manufacturing assets to Flextronics. The net inflow from financing activities was primarily due to cash proceeds of $2,000 from our Senior Notes offering, the proceeds of which were used to repay $1,300 outstanding under the 2006 Credit Facility.
Significant Business Developments in 2006

Proposed Divestiture of our UMTS Access Business
On August 31, 2006, we entered into a non-binding memorandum of understanding with Alcatel for the sale of certain assets related to our UMTS access business for gross proceeds of $320, less certain significant deductions, restructuring and transaction related costs. If the sale is consummated, funds that would otherwise have been invested in our UMTS access business could be invested in technologies where we believe we can attain a leadership position. We anticipate that a significant portion of the assets and the majority of employees of our UMTS access business will transfer to Alcatel. Completion of the transaction is subject to, among other things, the negotiation and execution of a definitive agreement with Alcatel, completion of consultations with works councils and other employee representatives and once a definitive agreement is executed, customary closing conditions including regulatory approvals. We and Alcatel are targeting completion of the transaction by the end of the fourth quarter of 2006.
As a result of the proposed divestiture, we have classified approximately $50 as assets held for sale and we expect to record a gain on the transaction. As we have not executed a definitive agreement, further adjustments to assets held for sale may be required.

Credit Facility and Senior Notes
On February 14, 2006, our indirect subsidiary, Nortel Networks Inc., or NNI, entered into a new one-year credit facility in the aggregate principal amount of $1,300, or the 2006 Credit Facility. The 2006 Credit Facility was drawn down in the full amount on February 14, 2006, and we used the net proceeds primarily to repay at maturity the outstanding $1,275 aggregate principal amount of NNL’s 6.125% notes, or the NNL 6.125% Notes, on February 15, 2006.
On July 5, 2006, NNL completed an offering of $2,000 aggregate principal amount of senior notes, or the Notes, to qualified institutional buyers pursuant to Rule 144A; and to persons outside the U.S. pursuant to Regulation S under the U.S. Securities Act of 1933, as amended, or the Securities Act. The Notes consist of $450 of senior fixed rate notes due

2016, or the 2016 Fixed Rate Notes, $550 of senior fixed rate notes due 2013, or the 2013 Fixed Rate Notes, and $1,000 of floating rate senior notes due 2011, or the Floating Rate Notes. The Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI. The 2016 Fixed Rate Notes bear interest at a rate per annum of 10.75%, payable semi-annually, the 2013 Fixed Rate Notes bear interest at a rate per annum of 10.125%, payable semi-annually, and the Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to the reserve-adjusted London Interbank Offered Rate, or LIBOR, plus 4.25%, payable quarterly. As of September 30, 2006, the Floating Rate Notes had an interest rate of 9.73% per annum. Although the Notes are subject to certain covenants as described under “Liquidity and Capital Resources — Future Sources of Liquidity”, we believe the Notes and their longer maturities provide us with sufficient financial flexibility to execute our business strategy. Following the issuance of the Notes, we entered into interest rate swaps to convert our fixed interest rate exposure under the Notes to a floating rate equal to LIBOR plus 4.4% for the 2013 Fixed Rate Notes and LIBOR plus 4.9% for the 2016 Fixed Rate Notes. We have entered into these interest rate swaps in order to match floating rate assets and floating rate liabilities and minimize income statement volatility related to interest rates on our indebtedness.
NNL used $1,300 of the net proceeds from the issuance of the Notes to repay the 2006 Credit Facility and used the remainder for general corporate purposes, including to replenish cash outflows of $150 used to repay at maturity the outstanding aggregate principal amount of the 7.4% Notes due June 15, 2006 and $575, plus accrued interest, deposited into escrow on June 1, 2006 pursuant to the proposed Global Class Action Settlement.

2006 Restructuring and Employee Benefit Plan Changes
On June 27, 2006, in connection with our previously announced Business Transformation plan to increase competitiveness by improving operating margins and overall business performance, we announced significant changes to our North American employee benefit plans as well as the 2006 Restructuring Plan which resulted in a series of new initiatives to create a world-class operations organization and planned actions to achieve organizational simplification. These initiatives are expected to result in a reduction of approximately 1,900 positions globally and the creation of approximately 800 new positions in Operations Centers of Excellence. As a result of the employee benefit plan changes, we recorded a gain of $43 in the third quarter of 2006. This benefit was realized evenly across gross margin, SG&A and R&D.

Global Class Action Settlement
On February 8, 2006, we announced an agreement in principle to settle two significant class action lawsuits pending in the U.S. District Court for the Southern District of New York, or the Global Class Action Settlement, which is described in our 2005 Annual Report. The Global Class Action Settlement contains no admission of wrongdoing by us or any of the other defendants. As a result of the Global Class Action Settlement, we established a litigation provision and recorded a charge to our full-year 2005 financial results of $2,474 (net of insurance proceeds of $228.5 which were placed in escrow in April 2006). Of this amount, $575 related to the cash portion, which was placed in escrow on June 1, 2006 together with accrued interest of $5 pending satisfactory completion of all conditions to the Global Class Action Settlement and $1,899 related to the equity component which requires the issuance of 628,667,750 of Nortel Networks Corporation common shares (representing 14.5% of our equity as of February 7, 2006). We have adjusted the equity component in each quarter of 2006 and will further adjust it in future quarters based on the fair value of the Nortel Networks Corporation common shares issuable until the finalization of the settlement. As of September 30, 2006, the fair value of the equity component increased to $1,446 resulting in a shareholder litigation settlement expense of $38 for the third quarter of 2006.
On June 21, 2006, we announced that we had entered into stipulations and agreements of settlement with the lead plaintiffs and an agreement with the plaintiffs in the Canadian actions with respect to the Global Class Action Settlement. The appropriate courts in the U.S. and Canada have now appointed a claims administrator and authorized the mailing of notices of the Global Class Action Settlement, which occurred on July 21, 2006, and the publication of summary notices, which occurred on July 28, 2006, which include details of how to participate in the settlement. The settlement remains conditioned, among other things, on receipt of all required court, securities regulatory and stock exchange approvals.
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

Acquisitions
On February 24, 2006, we acquired 100% of the common and preferred shares of Tasman Networks, an established networking company that provides a portfolio of secure enterprise routers, for approximately $99 in cash and related liabilities. The purchase price allocation of $99 included approximately $43 of goodwill acquired, $58 of intangible assets acquired and $2 in net liabilities assumed. We recorded an expense of $16 for in-process research and development in the second quarter of 2006. The allocation of the purchase price is based on management’s best estimate of the relative values of the assets acquired and liabilities assumed in Tasman Networks.

Evolution of Our Supply Chain Strategy
On May 8, 2006, we completed the transfer to Flextronics International Ltd., or Flextronics, of our manufacturing operations and related assets in Calgary, Canada including product integration, testing, repair and logistics operations, representing the final transfer of substantially all of our remaining manufacturing operations to Flextronics. The completion of the agreement with Flextronics resulted in the transfer of approximately 2,100 employees to Flextronics. As of September 30, 2006, we have received gross cash proceeds of approximately $520. On October 18, 2006 we and Flextronics signed an amendment to various agreements, including the sale agreement and the supply and design services agreement, to restructure our purchase commitments and increase our obligation to reimburse Flextronics for certain costs associated with the transaction. We expect to receive the final payment of $80 from Flextronics during 2006 and we expect that these proceeds will be substantially offset by cash outflows attributable to direct transaction costs and other costs associated with the transaction. Any net gain on the sale of this business will be recognized once substantially all of the risks and other incidents of ownership have been transferred.

Microsoft Alliance
On July 18, 2006, we and Microsoft announced a strategic alliance to jointly develop, market and sell communications solutions. Under the agreement we and Microsoft agreed to form joint teams to collaborate on product development spanning enterprise, mobile and wireline carrier solutions. The agreement engages the companies at the technology, marketing and business levels and includes joint product development, solutions and systems integration, and go-to-market initiatives. Both companies will invest resources in marketing, business development and delivery.
Under the terms of the agreement, Microsoft will make available to us up to $52 in marketing and telephony systems integration funds to be offset against marketing costs incurred by us, and $40 in research and development funds over the initial four year term of the agreement. Substantially all of the payments are scheduled to be received by us beginning in fiscal year 2007 and are subject to us achieving certain mutually agreed upon performance metrics. Microsoft will recoup its payment of research and development funds by receiving payments from us of five percent of revenue over a mutually agreed upon enterprise voice and application business base plan. Any research and development funds that have not been recouped must be repaid in full by us to Microsoft by March 31, 2012. As of September 30, 2006, we have not received any of the research and development funds from Microsoft.
We and Microsoft will each retain all revenues from sales or licenses of each party’s respective software, sales or leasing of each party’s respective hardware and delivery of services to customers and partners in accordance with separate agreements with each parties’ respective channel partners and/or customers.
In addition, we entered into a patent cross license agreement that establishes an alliance relationship between us and Microsoft. We and Microsoft have agreed to exchange patent rights to certain products, services and technology. In consideration for access to our developed technology, in the third quarter of 2006 Microsoft paid us $40, recognition of which has been substantially deferred.
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
In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures, the summary of which is included in the “Controls and Procedures” section of the 2003 Annual Report. Each of our and NNL’s Board of Directors adopted these recommendations in their entirety and directed our management to implement those principles, through a series of remedial measures, across Nortel, to prevent any repetition of past misconduct and re-establish a finance organization with values of transparency, integrity, and sound financial reporting as its cornerstone. See the “Controls and Procedures” section of this report. In addition, the Revenue Independent Review was completed in April 2006. For more information about the Revenue Independent Review, see our 2005 Annual Report.
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
We have identified, developed and continue to implement remedial measures to strengthen our internal control over financial reporting and disclosure controls and procedures, and to address the material weaknesses in our internal control over financial reporting.
Third Restatement
As part of the remedial measures and to compensate for the unremedied material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to enhance our controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Most of these errors related to contractual arrangements involving multiple deliverables, for which revenue recognized in prior periods should have been deferred to later periods, under American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, and Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition”, or SAB 104.
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
In correcting for both application errors, the timing of revenue recognition was frequently determined to be incorrect, with revenue having generally been recognized prematurely when it should have been deferred and recognized in later periods. Management’s determination that these errors required correction led to the Audit Committee’s decision on March 9, 2006 to effect a further restatement of our consolidated financial statements, or the Third Restatement, which was effected with the filing of our 2005 10-K/ A and NNL’s Annual Report on Form 10-K for the year ended December 31, 2005, or NNL’s 2005 10-K, with the SEC and Canadian securities regulators on May 1, 2006. Following the announcement of the Third Restatement on March 10, 2006, the Audit Committee directed the Internal Audit group to conduct a review of the facts and circumstances surrounding the Third Restatement principally to review the underlying conduct of the initial recording of the errors and any overlap of items restated in the Third Restatement and the Second Restatement. Internal Audit engaged third party forensic accountants to assist in the review. The review was completed and Internal Audit reported its findings to the Audit Committee. For more information, see the 2006 First Quarter Report.
The following table presents a summary of the adjustments from the Third Restatement for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Revenues — as previously reported	$2,655	$8,046
Adjustments:
Application of SOP 81-1	(13)	46
Interaction between multiple revenue recognition accounting standards	(70)	(408)
Application of SAB 104 and SOP 97-2	(62)	(160)
Other revenue recognition adjustments	8	2

Revenues — as restated	$2,518	$7,526

Net earnings (loss) — as previously reported	$(105)	$(109)
Adjustments:
Application of SOP 81-1	(6)	(9)
Interaction between multiple revenue recognition accounting standards	(7)	(45)
Application of SAB 104 and SOP 97-2	(22)	(73)
Other revenue recognition adjustments	6	(47)
(Gain) loss on sale of businesses	—	4
Foreign exchange(a)	(5)	8
Other	3	(2)

Net earnings (loss) — as restated	$(136)	$(273)

(a)	Includes the foreign exchange gains and losses resulting from the Third Restatement adjustments, and the correction of certain foreign exchange errors.
For further information, see note 3 of the accompanying unaudited financial statements.

Third Restatement Impacts
As a result of the delayed filing of our 2005 10-K/ A and NNL’s 2005 10-K, and the 2006 First Quarter Report and NNL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, or together the 2006 First Quarter Reports, with the SEC and Canadian securities regulators:

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
Regulatory Actions
We are under investigation by the SEC and the OSC Enforcement Staff. In addition, we received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, the Integrated Market Enforcement Team of the Royal Canadian Mounted Police advised us that it would be commencing a criminal investigation into our financial accounting situation and this investigation is ongoing. Regulatory sanctions may potentially require us to agree to remedial undertakings that may involve the appointment of an independent adviser to review, assess and monitor our accounting practices, financial reporting and disclosure processes and internal control systems. We will continue to cooperate fully with all authorities in connection with these investigations and reviews.
Results of Operations — Continuing Operations
Consolidated Information

Revenues
The following table sets forth our revenue by geographic location of the customer:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,

	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

United States	$1,311	$1,254	$57	5	$3,557	$3,846	$(289)	(8)
EMEA(a)	809	618	191	31	2,334	1,956	378	19
Canada	224	160	64	40	522	438	84	19
Asia	474	312	162	52	1,224	861	363	42
CALA(b)	137	174	(37)	(21)	444	425	19	4

Total	$2,955	$2,518	$437	17	$8,081	$7,526	$555	7

(a)	Europe, Middle East and Africa, or EMEA, region.
(b)	Caribbean and Latin America, or CALA, region.

Revenues increased in the third quarter and first nine months of 2006 when compared to the third quarter and first nine months of 2005, primarily due to the following:

Q3 2006 vs. Q3 2005

•	5% increase in revenues in the U.S. primarily due to substantial increases in CDMA solutions as a result of higher EV-DO Rev A volume. We also saw substantial increases in our circuit and packet voice solutions primarily due to the recognition of previously deferred packet-based solutions revenue resulting from a contract renegotiation. These increases were partially offset by a substantial decline in GSM and UMTS solutions and optical networking solutions and a decrease in GS revenues.
•	31% increase in revenues in EMEA primarily due to substantial increases in GSM and UMTS solutions and CDMA solutions as a result of the completion of certain contract deliverables resulting in the recognition of previously deferred revenues. We also saw substantial increases in carrier data networking and security solutions, and a significant increase in GS revenues due to the recognition of previously deferred revenues. These increases were partially offset by a substantial decline in enterprise circuit and packet voice solutions due to decreased volumes.
•	40% increase in revenues in Canada primarily due to substantial increases in revenues from CDMA solutions as a result of higher EV-DO Rev A volume. Enterprise circuit and packet voice solutions and optical networking solutions realized modest increases due to increased volume. These increases were partially offset by a decline in revenues from GSM and UMTS solutions.
•	52% increase in revenues in Asia due to substantial increases in enterprise circuit and packet voice solutions, optical networking solutions, and CDMA solutions, partially offset by substantial declines in data networking and security solutions. A significant portion of the growth was due to the increase in enterprise circuit and packet voice solutions related primarily to the impact of the consolidation of the LG-Nortel joint venture and the increase in optical networking solutions due to the delivery of a software upgrade which resulted in the recognition of previously deferred revenue.
•	21% decrease in revenues in CALA primarily due to substantial decreases in CDMA solutions, partially offset by increases in optical networking solutions and circuit and packet voice solutions.
First nine months of 2006 vs. first nine months of 2005

•	8% decrease in revenues in the U.S. primarily due to substantial declines in our MCCN and ES segments. MCCN saw significant declines in both our GSM and UMTS solutions, and our ES portfolio had a significant decline in circuit and packet voice solutions due to decreased volumes. These declines were partially offset by a significant increase in circuit and packet voice solutions in the MCCN segment and the impact of revenues from the acquisition of NGS.
•	19% increase in revenues in EMEA primarily due to increases in our MCCN and MEN segments. CDMA solutions and GSM and UMTS solutions increased primarily as a result of the recognition of previously deferred revenue due to a contract renegotiation and the completion of certain contract deliverables. Our optical solutions and carrier data networking solutions saw substantial increases driven by increased volumes and the delivery of software upgrades which triggered the recognition of revenue. The increases were partially offset by significant decreases in enterprise circuit and packet voice solutions and data networking and security solutions due to decreased volumes and shipment delays related to compliance with the European Union Environmental Directive, or EUED.
•	19% increase in revenues in Canada primarily due to substantial increases in CDMA solutions, circuit and packet voice solutions, and optical networking solutions and a significant increase in GS revenue. These increases were partially offset by a substantial decline in data networking and security solutions.
•	42% increase in revenues in Asia due to substantial growth across most product portfolios including enterprise circuit and packet voice solutions, optical solutions, and GSM solutions. A significant portion of the growth was due to the delivery of software upgrades which triggered the recognition of previously deferred optical and GSM revenue, the impact of the consolidation of the LG-Nortel joint venture, and increased volumes.
•	4% increase in revenues in CALA primarily due to a substantial increase in GSM solutions due to new contracts and existing customer expansion, partially offset by declines in CDMA solutions and enterprise circuit and packet voice solutions.

Gross Profit and Gross Margin

	For the Three Months Ended					For the Nine Months Ended
	September 30,					September 30,

	2006	2005	Change		% Change	2006	2005	Change		% Change

Gross profit	$1,125	$978	$147		15	$3,099	$3,124	$(25)		(1)
Gross margin	38.1%	38.8%	(0.7 pts	)		38.3%	41.5%	(3.2 pts	)

Gross profit increased by $147 (while gross margin decreased by approximately 0.7 percentage points) in the third quarter of 2006 compared to the third quarter of 2005, primarily due to:

•	an increase of approximately $215 due to overall higher sales volumes;
•	an increase of approximately $60 due to project losses related to the Bharat Sanchar Nigam Limited, or BSNL, contract in India that were incurred in 2005 and not repeated in 2006;
•	an increase of approximately $55 due to continued improvements in our cost structure; and
•	an increase of approximately $10 primarily due to lower inventory provisions in the third quarter of 2006 partially offset by higher product and warranty costs; partially offset by
•	a decrease of approximately $183 primarily as a result of (i) pricing pressures due to increased competition primarily in EMEA and emerging markets; (ii) unfavorable product mix and unfavorable customer mix; and (iii) increased costs associated with European Union Environmental Directive compliance; and
•	a decrease of approximately $10 related to expenses incurred in the third quarter of 2006 in connection with our employee bonus plans that were not incurred in the third quarter of 2005.
Gross profit decreased by $25 (while gross margin decreased by approximately 3.2 percentage points) in the first nine months of 2006 compared to the first nine months of 2005, primarily due to:

•	a decrease of $445 for the first nine months of 2006 primarily as a result of (i) pricing pressures due to increased competition primarily in EMEA and emerging markets; (ii) unfavorable product and customer mix; and (iii) increased costs associated with European Union Environmental Directive compliance; and
•	a decrease of $45 primarily due to higher product and warranty costs in 2006 and recoveries in inventory provisions due to sale of inventory in the first nine months of 2005 not repeated to same extent in the first nine months of 2006; partially offset by
•	an increase of approximately $285 due to overall higher sales volumes;
•	an increase of $105 due to continued improvements in our cost structure;
•	an increase of approximately $70 due to project losses related to the Bharat Sanchar Nigam Limited, or BSNL, contract in India that were incurred in 2005 and not repeated in 2006; and
•	an increase of $5 related to expenses incurred in the 2005 in connection with our employee bonus plans that were not incurred to the same magnitude in 2006.
Operating Expenses

Selling, General and Administrative Expense

	For the Three Months Ended					For the Nine Months Ended
	September 30,					September 30,

	2006	2005	$ Change		% Change	2006	2005	$ Change		% Change

SG&A expense	$605	$567	$38		7	$1,796	$1,733	$63		4
As % of revenues	20.5%	22.5%	(2.0 pts	)		22.2%	23.0%	(0.8 pts	)

SG&A expenses increased by $38 in the third quarter of 2006, and decreased 2 percentage points as a percentage of revenues compared to the third quarter of 2005, while SG&A expenses in the first nine months of 2006 increased by $63 and decreased by 0.8 percentage points as a percentage of revenues compared to the first nine months of 2005, primarily due to:

•	incremental costs of approximately $21 ($90 for the first nine months of 2006) related to our acquisition of NGS and the consolidation of the LG-Nortel joint venture;
•	higher costs of approximately $4 ($34 for the first nine months of 2006) related to our internal control remedial measures, investment in our finance processes and business transformation initiatives;
•	unfavorable foreign exchange impacts primarily in the first half of 2006 associated with the strengthening of the Canadian dollar against the U.S. dollar; and

•	higher costs associated with our employee bonus plans; partially offset by
•	cost savings associated with the changes made to our employee benefit plans; and
•	lower costs related to our restatement related activities.

Research and Development Expense

	For the Three Months Ended					For the Nine Months Ended
	September 30,					September 30,

	2006	2005	$ Change		% Change	2006	2005	$ Change		% Change

R&D expense	$480	$443	$37		8	$1,447	$1,405	$42		3
As % of revenues	16.2%	17.6%	(1.4 pts	)		17.9%	18.7%	(0.8 pts	)

R&D expenses increased by $37 in the third quarter of 2006 and decreased 1.4 percentage points as a percentage of revenues compared to the third quarter of 2005, while R&D expenses increased $42 in the first nine months of 2006 compared to the first nine months of 2005 and decreased by 0.8 percentage points as a percentage of revenues, primarily due to:

•	incremental costs of approximately $20 ($63 for the first nine months of 2006) related to our consolidation of the LG-Nortel joint venture;
•	unfavorable foreign exchange impacts primarily in the first half of 2006 associated with the strengthening of the Canadian dollar against the U.S. dollar; and
•	higher costs associated with our employee bonus plans; partially offset by
•	cost savings associated with the changes made to our employee benefit plans.

Special Charges
During the second quarter of 2006, in an effort to increase competitiveness by improving operating margins and overall business performance, we announced the 2006 Restructuring Plan, which includes a work plan involving workforce reductions of approximately 1,900 employees, as well as the creation of approximately 800 new positions in our Operations Centers of Excellence. The workforce reductions are expected to include approximately 350 middle management positions throughout Nortel, with the balance of workforce reductions to primarily occur in the U.S. and Canada and span all of Nortel’s segments. We estimate total charges to earnings and cash associated with the 2006 Restructuring Plan will be approximately $100. Approximately $51 of the 2006 Restructuring Plan charges were incurred in the first nine months of 2006, with the remainder expected to be incurred during the fourth quarter of 2006 and fiscal 2007.
In 2004 and 2005, our focus was on managing each of our businesses based on financial performance, market conditions and customer priorities. In the third quarter of 2004, we announced a strategic plan which includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments or, the 2004 Restructuring Plan. We estimate total charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $410 comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. No additional special charges are expected to be recorded with respect to the other cost containment actions. Approximately $177 of the aggregate charges related to the 2004 restructuring plan were incurred in 2005 and $19 were incurred in the first nine months of 2006. The remainder of the charges related to the 2004 Restructuring Plan are expected to be substantially recognized by the end of 2007.
We have incurred total cash costs related to the 2004 Restructuring Plan of approximately $360, which were split approximately $230 for workforce reductions and $130 for real estate actions. Approximately 10% and 50% of these cash costs were incurred in 2004 and 2005, respectively, and the remaining costs are expected to be incurred through 2022 for ongoing lease costs related to impacted real estate facilities. We expect the real estate actions relating to the 2004 Restructuring Plan to be substantially complete by the end of 2006.
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

During the nine months ended September 30, 2006, we continued to implement these restructuring work plans. Special charges provisions recorded from January 1, 2006 to September 30, 2006 were as follows:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2006 Restructuring Plan
Provision balance as of December 31, 2005	$—	$—	$—	$—
Other special charges	50	—	1	51
Revisions to prior accruals	—	—	—	—
Cash drawdowns	(15)	—	—	(15)
Non-cash drawdowns	—	—	(1)	(1)
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of September 30, 2006	$35	$—	$—	$35

2004 Restructuring Plan
Provision balance as of December 31, 2005	$21	$61	$—	$82
Other special charges	—	—	—	—
Revisions to prior accruals	2	6	11	19
Cash drawdowns	(19)	(16)	—	(35)
Non-cash drawdowns	—	—	(11)	(11)
Foreign exchange and other adjustments	1	3	—	4

Provision balance as of September 30, 2006	$5	$54	$—	$59

2001 Restructuring Plan
Provision balance as of December 31, 2005	$3	$213	$—	$216
Other special charges	—	—	—	—
Revisions to prior accruals	1	4	—	5
Cash drawdowns	(1)	(40)	—	(41)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	(1)	3	—	2

Provision balance as of September 30, 2006	$2	$180	$—	$182

Total provision balance as of September 30, 2006	$42	$234	$—	$276

Under the 2004 Restructuring Plan, we recorded revisions to prior accruals of $12 and $19 during the three and nine months ended September 30, 2006, respectively, and special charges of $36 and $149 (which included revisions to prior accruals of $5 and $9) for the three and nine months ended September 30, 2005, respectively. Under the 2001 Restructuring Plan, we recorded revisions to prior accruals of $5 and $5 during the three and nine months ended September 30, 2006, respectively, and $3 and $(4) for the three and nine months ended September 30, 2005, respectively.

The following table outlines total special charges incurred by segment for each of the three and nine months ended September 30:

	2006		2004		2001
	Restructuring		Restructuring		Restructuring
	Plan		Plan		Plan

	2006	2005	2006	2005	2006	2005

Special charges by segment:
Mobility and Converged Core Networks
Three months ended March 31	$—	$—	$3	$18	$—	$(2)
Three months ended June 30	25	—	1	67	1	4
Three months ended September 30	5	—	5	18	4	2
Enterprise Solutions
Three months ended March 31	—	—	1	4	(1)	(1)
Three months ended June 30	12	—	—	9	—	0
Three months ended September 30	2	—	2	4	1	1
Metro Ethernet Networks
Three months ended March 31	—	—	2	2	—	(8)
Three months ended June 30	3	—	—	10	—	—
Three months ended September 30	1	—	5	12	—	—
Global Services
Three months ended March 31	—	—	—	1	—	—
Three months ended June 30	3	—	—	2	—	—
Three months ended September 30	—	—	—	2	—	—

Total special charges	$51	$—	$19	$149	$5	$(4)

For additional information related to our restructuring activities, see “Special charges” in note 6 of the accompanying unaudited financial statements.
Gain/ Loss on Sale of Businesses and Assets
Gain on sale of businesses and assets was $16 in the third quarter of 2006 and $41 for the first nine months of 2006, primarily due to gains of $22 on the sale of certain enterprise assets and $34 related to the sale of real estate assets in Canada and EMEA in the first and third quarters of 2006, respectively. These gains were partially offset by costs related to the divestiture of our manufacturing operations to Flextronics in the second quarter of 2006.
Loss on sale of businesses and assets was $3 in the third quarter of 2005 and $36 in the first nine months of 2005, primarily due to a loss of $37 related to the ongoing divestiture of substantially all of our remaining manufacturing operations to Flextronics.
For additional information relating to these asset sales, see “Acquisitions, divestitures and closures” in note 9 of the accompanying unaudited financial statements.
Shareholder Litigation Settlement (Expense)/ Recovery
Shareholder litigation settlement expense of $38 and recovery of $453 were recorded in the third quarter and first nine months of 2006, respectively, as a result of a fair value mark-to-market adjustment at quarter end of the equity component of the Global Class Action Settlement. For additional information, see “Significant Business Developments in 2006 — Global Class Action Settlement”.

Other Income — Net
The components of other income — net were as follows:

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest and dividend income(a)	$35	$27	$93	$76
Gain (loss) on sale or write down of investments	(7)	—	(6)	16
Currency exchange gains (losses)(b)	(2)	16	24	63
Other — net	25	10	60	26

Other income — net	$51	$53	$171	$181

(a)	Interest and dividend income on our short-term investments.
(b)	Currency exchange gains and losses were primarily related to day-to-day transactional activities.
In the third quarter of 2006, other income — net was $51, which (other than interest and dividend income and currency exchange losses detailed above) primarily included:

•	gain of $23 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting;
•	income of $10 on royalties from patented technology; and
•	income of $6 related to the sub-lease of certain facilities; partially offset by
•	expenses of $11 related to various litigation and settlements costs; and
•	loss of $7 related to the write down of an investment.
In the first nine months of 2006, other income — net was $171, which (other than interest and dividend income and currency exchange gains detailed above) primarily included:

•	gain of $26 related to the sale of a note receivable from Bookham, Inc.;
•	gain of $24 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting;
•	income of $17 on royalties from patented technology; and
•	income of $16 related to the sub-lease of certain facilities; partially offset by
•	expenses of $11 related to various litigation and settlement costs;
•	expense of $13 from the securitization of certain receivables; and
•	loss of $7 related to the write down of an investment.
In the third quarter of 2005, other income — net was $53, which (other than interest and dividend income and currency exchange gains detailed above) primarily included income of $6 related to the sub-lease of certain facilities.
In the first nine months of 2005, other income — net was $181, which (other than interest and dividend income and currency exchange gains detailed above) primarily included:

•	gain of $21 related to the sale of our remaining Arris Group Inc. shares;
•	gain of $17 related to a customer exclusivity clause settlement;
•	income of $16 related to the sub-lease of certain facilities; and
•	gain of $10 on customer financing arrangements; partially offset by
•	loss of $18 from the sale of certain accounts receivables; and
•	loss of $6 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting.
Interest Expense
Interest expense increased by $48 and $83 in the third quarter and first nine months of 2006, respectively, compared to the third quarter and first nine months of 2005 primarily due to higher debt levels, interest rates and borrowing costs on NNL’s public debt.

Income Tax Benefit (Expense)
During the three and nine months ended September 30, 2006, we recorded a tax expense of $9 and $59, respectively, on a pre-tax loss of $69 and earnings of $166 from continuing operations before minority interests and equity in net earnings (loss) of associated companies, respectively. The tax expense of $59 is primarily related to the reduction of Nortel’s deferred tax assets as well as current tax provisions in certain taxable jurisdictions, including tax adjustments of $13 related to prior tax positions taken in the United Kingdom, or the U.K., partially offset by the recognition of R&D related incentives.
During the three and nine months ended September 30, 2005, we recorded tax expense of $39 and $46 respectively on a pre-tax loss of $85 and $187 from continuing operations before minority interests and equity in net earnings (loss) of associated companies, respectively. We recorded a tax expense against the earnings of certain taxable entities, partially offset by the tax benefit of certain R&D related incentives and favorable audit settlements, and we recorded additional valuation allowances against the tax benefit of current period losses of other entities
As of September 30, 2006, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS 109, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of Critical Accounting Policies and Estimates — Tax Asset Valuation.”
Segment Information

Mobility and Converged Core Networks
The following table sets forth revenues and Management EBT for the MCCN segment:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,

			$	%			$	%
	2006	2005	Change	Change	2006	2005	Change	Change

Revenue
CDMA solutions	$704	$514	$190	37	$1,722	$1,606	$116	7
GSM and UMTS solutions	563	522	41	8	1,796	1,704	92	5
Circuit and packet voice solutions	273	215	58	27	737	643	94	15

Total Revenue	$1,540	$1,251	$289	23	$4,255	$3,953	$302	8

Management EBT	$107	$37	$70	189	$287	$282	$5	2

Q3 2006 vs. Q3 2005
MCCN revenues increased 23% in the third quarter of 2006 compared to the same period in 2005, primarily as a result of higher CDMA EV-DO Rev A volume, and the recognition of previously deferred revenue. CDMA solutions and circuit and packet voice solutions experienced higher revenue increases compared to GSM and UMTS solutions.
Revenues from CDMA solutions increased substantially in the U.S. and Canada as a result of higher CDMA EV-DO Rev A volume, partially offset by a substantial decrease in CALA. CDMA solutions increased substantially in EMEA as a result of the completion of certain contract deliverables resulting in the recognition of previously deferred revenue. Circuit and packet voice solutions increased substantially in the U.S. primarily due to the recognition of previously deferred revenue as a result of a contract renegotiation. Revenues from GSM and UMTS solutions increased substantially in EMEA primarily as a result of the completion of certain contract deliverables resulting in the recognition of previously deferred revenue, partially offset by a substantial decline in the U.S.
Management EBT for the MCCN segment increased by $70 in the third quarter of 2006 compared to the same period in 2005 primarily as a result of the items discussed below.
MCCN gross margin remained essentially flat and gross profit increased by $103 primarily due to increased sales volume in the U.S., Canada and EMEA, product mix, and a positive impact due to project losses related to BSNL that were incurred in 2005 and not repeated in 2006 to the same levels. These increases were offset by higher expenses related to royalty payments for our CDMA next generation solutions and slightly higher material costs.
MCCN SG&A expense increased by $22 primarily due to increased sales and marketing expenses related to the LG-Nortel joint venture, increased headcount spending, and higher bad debt expense.
MCCN R&D expense increased by $17 primarily due to the negative impact of foreign exchange, increased investment in targeted next-generation wireless programs to increase the feature content in our portfolio solutions and increased expenses related to the LG-Nortel joint venture. These increases were partially offset by the continued impact of our workforce reductions which are intended to achieve a level of R&D expense that is proportional to the relative size of this segment.

First nine months of 2006 vs. first nine months of 2005
MCCN revenues increased 8% in the first nine months of 2006 compared to the same period in 2005, primarily due to significant increases in carrier circuit and packet voice solutions, and increased GSM and UMTS solutions and CDMA solutions.
Revenues from circuit and packet voice solutions increased substantially in the U.S., Canada and Asia, and were partially offset by a decline in EMEA. U.S. and Asia revenues were positively impacted by the recognition of previously deferred revenue. CDMA solutions increased substantially in Canada, EMEA and Asia, partially offset by substantial decreases in CALA and a slight decline in the U.S. Revenues from GSM and UMTS solutions increased substantially in EMEA, Asia and CALA, partially offset by a substantial decline in the U.S. Revenues from CDMA solutions and GSM and UMTS solutions were positively impacted by the recognition of previously deferred revenue due to a contract renegotiation and the completion of certain contract deliverables.
MCCN Management EBT increased by $5 in the first nine months of 2006 compared to the same period in 2005 primarily as a result of the items discussed below.
MCCN gross margin declined by 2.4 percentage points while gross profit increased $23 due to increased volumes and a positive impact due to project losses related to BSNL that were incurred in 2005 and not repeated in 2006 to the same magnitude, partially offset by a decline in gross margin resulting from product mix. MCCN other items expense decreased by $10 while SG&A and R&D expense increased by $16 and $12, respectively.

Enterprise Solutions
The following table sets forth revenues and Management EBT for the ES segment:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,

			$	%			$	%
	2006	2005	Change	Change	2006	2005	Change	Change

Revenue
Circuit and packet voice solutions	$430	$357	$73	20	$1,054	$1,122	$(68)	(6)
Data networking and security solutions	179	177	2	1	469	486	(17)	(3)

Total Revenue	$609	$534	$75	14	$1,523	$1,608	$(85)	(5)

Management EBT	$(3)	$25	$(28)	(112)	$(123)	$104	$(227)	(218)

Q3 2006 vs. Q3 2005
ES revenues increased by 14% in the third quarter of 2006 compared to the same period in 2005, primarily due to a substantial increase in enterprise circuit and packet voice solutions.
Revenues from enterprise circuit and packet voice solutions increased substantially in Asia, primarily due to the consolidation of the LG-Nortel joint venture. These increases were partially offset by substantial sales volume decreases in EMEA. Revenues from data networking and security solutions increased in the U.S. and EMEA, partially offset by a substantial decline in Asia.
Management EBT for the ES segment decreased by $28 in the third quarter of 2006 compared to the same period in 2005 primarily as a result of the items discussed below.

ES gross margin decreased by approximately 4.9 percentage points while gross profit increased slightly by $6 primarily due to higher sales volumes. Gross margin decreased primarily due to unfavorable product mix and pricing pressures on voice products, particularly in the LG-Nortel joint venture.
ES SG&A expense increased by $16 primarily due to an increase resulting from the LG-Nortel joint venture, increased selling costs and unfavorable foreign exchange impacts.
ES R&D expense increased by $19 primarily due to the consolidation of the LG-Nortel joint venture, increased investment in the development of our voice portfolio and unfavorable foreign exchange impacts.

First nine months of 2006 vs. first nine months of 2005
ES revenues decreased by approximately 5% in the first nine months of 2006 compared to the same period in 2005, as a result of decreases in both enterprise circuit and packet voice solutions and data networking and security solutions.
Revenues from circuit and packet voice solutions decreased substantially in CALA, and decreased significantly in the U.S. and EMEA. These decreases were partially offset by a substantial increase in Asia reflecting the impact of the consolidation of LG-Nortel. Revenues from data networking and security solutions increased significantly in Asia and improved in the U.S., partially offset by a substantial decrease in Canada and a significant decrease in EMEA.
Management EBT for the ES segment decreased by $227 in the first nine months of 2006 compared to the same period in 2005 primarily as a result of the items discussed below.
ES gross margin decreased by approximately 8.1 percentage points (while gross profit decreased by $165) primarily due to unfavorable product mix, continued pricing pressures, particularly in EMEA, compliance costs related to the EUED, and a recovery in inventory provisions in the first quarter of 2005 not repeated in the first quarter of 2006.
ES SG&A expense increased by $29 which included increases in sales and marketing expenses primarily related to the LG-Nortel joint venture.
ES R&D expense increased by $53 primarily due to the LG-Nortel joint venture, increased investment in the development of our voice portfolio, increased costs related to the acquisition of Tasman Networks, and net unfavorable foreign exchange impacts.
ES other items expense decreased by $20 primarily due to minority interest as a result of the LG-Nortel joint venture, and increased royalty benefits.

Metro Ethernet Networks
The following table sets forth revenues and Management EBT for the MEN segment:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,

	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Revenue
Optical Networking Solutions	$312	$259	$53	20	$828	$709	$119	17
Data Networking and Security Solutions	118	104	14	13	373	289	84	29

Total Revenue	$430	$363	$67	18	$1,201	$998	$203	20

Management EBT	$12	$(16)	$28	175	$26	$(100)	$126	126

Q3 2006 vs. Q3 2005
MEN revenues increased by approximately 18% in the third quarter of 2006 compared to the same period in 2005, primarily due to substantial increases in optical networking solutions and significant increases in data networking solutions.
Revenues from optical networking solutions increased substantially in Asia and increased in Canada and CALA, partially offset by a substantial decrease in the U.S. Revenues in Asia were positively impacted in the third quarter of 2006 by the recognition of previously deferred revenue due to the delivery of a software upgrade.
Management EBT for the MEN segment increased by $28 in the third quarter of 2006 compared to the same period in 2005 primarily as a result of the items discussed below.

MEN gross margin increased by approximately 2.4 percentage points (while gross profit increased by $33) primarily due to increased sales volumes and favorable product mix associated with the recognition of previously deferred software revenue in Asia, partially offset by unfavorable foreign exchange impacts.
MEN SG&A expense increased by $6 primarily due to increases in selling and marketing expenses in the U.S. and related to the LG-Nortel joint venture.
MEN R&D expense decreased by $6 primarily due to the cancellation of certain programs, partially offset by R&D spending in the LG-Nortel joint venture and a write down of R&D lab equipment.

First nine months of 2006 vs. first nine months of 2005
MEN revenues increased by approximately 20% in the first nine months of 2006 compared to the first nine months of 2005 primarily due to substantial increases in data networking and security solutions, and significant increases in optical networking solutions.
Revenues from data networking solutions increased substantially in EMEA primarily due to the recognition of previously deferred revenue, and increased significantly in Asia. These increases were partially offset by a substantial decline in the U.S. Revenues from optical networking solutions increased substantially in Asia, Canada and EMEA. Revenues from optical networking solutions in Asia were positively impacted by the recognition of previously deferred revenue. These increases were partially offset by a decline in the U.S.
Management EBT for the MEN segment increased by $126 in the first nine months of 2006 compared to the first nine months of 2005 primarily as a result of the items discussed below.
MEN gross margin increased by approximately 2.2 percentage points (while gross profit increased by $96) primarily due to increased sales volume, favorable product mix associated with the recognition of previously deferred software revenue in Asia, and lower material costs, partially offset by increased inventory provisions.
MEN SG&A expense increased by $9 primarily due to increases in selling and marketing expenses in the U.S. and related to the LG-Nortel joint venture, partially offset by cost reductions in Asia.
MEN R&D expense decreased by $40 primarily due to the cancellation of certain R&D programs, partially offset by R&D spending in the LG-Nortel joint venture.

Global Services
The following table sets forth revenues and Management EBT for the Global Services segment:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,

	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Total Global Services Revenue	$316	$305	$11	4	$916	$883	$33	4

Management EBT	$89	$85	$4	4.7	$270	$268	$2	1

Q3 2006 vs. Q3 2005
GS revenues increased by approximately 4% in the third quarter of 2006 compared to the same period in 2005, primarily due to increases in network managed services and network integration services, partially offset by a slight decline in network support services.
Overall GS revenue increased significantly in EMEA, offset by a decline in the U.S. The increase in EMEA related primarily to revenue from network support services, and was positively impacted by the recognition of previously deferred revenue. The overall decline in the U.S. related primarily to revenue from network support services, and was partially offset by an increase in network managed services.
Management EBT for the GS segment increased by $4 in the third quarter of 2006 compared to the same period in 2005 primarily as a result of the items discussed below.
GS gross margin remained essentially flat while gross profit increased by $7 primarily due to increased volume, favorable customer mix and reduced costs. GS SG&A expense increased slightly by $2. GS did not incur any material R&D expenses in either period.

First nine months of 2006 vs. first nine months of 2005
GS revenues increased by approximately 4% in the first nine months of 2006 compared to the first nine months of 2005 primarily due to increases in network managed services and network integration services, partially offset by a slight decline in network support services.
Overall GS revenue increased substantially in Asia and increased significantly in EMEA. These increases were partially offset by a decline in the U.S. The increase in Asia related primarily to an increase in network support services resulting from the consolidation of the LG-Nortel joint venture. The increase in EMEA related primarily to revenue from network support services, and was positively impacted by the recognition of previously deferred revenue. The decline in the U.S. related primarily to revenue from network support services, and was partially offset by an increase in network managed services.
Management EBT for the GS segment increased by $2 in the first nine months of 2006 compared to the same period in 2005 primarily as a result of an increase in gross profit of $10, partially offset by an increase in SG&A of $8. GS did not incur any material R&D expenses in either period.

Other

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,

	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Total Other Revenue	$60	$65	$(5)	(8)	$186	$84	$102	121

Management EBT	$(240)	$(181)	$(59)	(33)	$(694)	$(592)	$(102)	(17)

Other revenues are comprised primarily of revenues from NGS. Other revenues decreased by $5 and increased by $102 in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005. The $102 increase reflects the impact of the consolidation of NGS for the full year.
Other Management EBT decreased by $59 and $102 in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005 primarily as a result of the items discussed below.

Q3 2006 vs. Q3 2005
Other segment SG&A expense decreased by $8 primarily due to lower costs related to our restatement related activities and the impact of the changes to our employee benefit plans, partially offset by an increase in sales and marketing expenses primarily related to our acquisition of NGS and costs associated with our business transformation initiatives.
Other segment R&D expense increased by $6 primarily due to unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar and increases in employee related expenses partially offset by cost saving impacts associated with restructuring our employee benefit plans.
Other segment other items expense increased by $59 primarily due to an increase in interest expense due to higher borrowing costs and lower net foreign exchange transactional and translation gains, partially offset by gains related to the changes in fair value of derivative financial instruments that do not meet the criteria for hedge accounting.

First nine months of 2006 vs. first nine months of 2005
Other segment SG&A remained flat, R&D expense increased by $16, and other expense increased by $96, primarily due to the same factors discussed above.

Liquidity and Capital Resources
Cash Flow
The following table summarizes our cash flows by activity and cash on hand as of September 30:

	For the Nine Months Ended
	September 30,

	2006	2005	Change

Net cash from (used in) operating activities of continuing operations	$(328)	$(297)	$(31)
Net cash from (used in) investing activities of continuing operations	(616)	(298)	(318)
Net cash from (used in) financing activities of continuing operations	534	(42)	576
Effect of foreign exchange rate changes on cash and cash equivalents	59	(86)	145

Net cash from (used in) continuing operations	(351)	(723)	372
Net cash from (used in) operating activities of discontinued operations	—	34	(34)

Net increase (decrease) in cash and cash equivalents	(351)	(689)	338
Cash and cash equivalents at beginning of period	2,951	3,685	(734)

Cash and cash equivalents at end of period	$2,600	$2,996	$(396)

Operating Activities
In the nine months ended September 30, 2006, our cash flows used in operating activities were $328 due to net income of $100, less adjustments of $345 related to the net change in our operating assets and liabilities, other liabilities and other-net, less net adjustments of $83 for non-cash and other items.
The primary adjustments to our net earnings for non-cash and other items were shareholder litigation settlement recovery of $453 and gain on sale of businesses and assets of $35, partially offset by amortization and depreciation of $222, stock option expense of $83, deferred income taxes of $74, and other items of $26.
The use of cash of $345 relating to the net change in our operating assets and liabilities, other liabilities and other-net included restructuring outflows of $91, pension funding of approximately $277, outflows due to changes in other accrued liabilities, and net income tax payments of $42. Changes in our working capital had a negative impact on cash flows from operations and are further discussed under “Working capital metrics” below.
In the nine months ended September 30, 2005, our cash used in operating activities was $297 due to a net loss from continuing operations of $273, less $388 related to the change in our operating assets and liabilities, other liabilities and other-net, plus adjustments of $364 for non-cash and other items. The primary adjustments to our net loss from continuing operations for non-cash and other items were amortization and depreciation of $233, stock option expense of $58, deferred income taxes of $56, and loss on sale of businesses and assets of $20.
The use of cash of $388 relating to the change in our operating assets and liabilities, other liabilities, and other-net was primarily due to $246 relating to restructuring outflows, $137 for pension funding and $44 relating to payments of income taxes, and other changes in operating assets and liabilities partially offset by $76 relating to the collection of long-term or customer financing receivables. Changes in our working capital had a negative impact on cash flows from operations.

Working capital metrics
Working capital for each segment is primarily managed by our regional finance organization which manages accounts receivable performance and by our global operations organization which manages inventory and accounts payable.

	September 30,	December 31,
	2006	2005	Change

Days sales outstanding in accounts receivable (DSO) (a)	85	86	(1)
Net inventory days (NID)(b)	27	36	(9)
Days of purchases outstanding in accounts payable (DPO)(c)	43	58	(15)

(a)	DSO is the average number of days our receivables are outstanding based on a 90 day cycle. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers. DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

(b)	NID is the average number of days from procurement to sale of our product based on a 90 day cycle. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net (excluding deferred costs) by the cost of revenues for the quarter and multiplying by 90 days.
(c)	DPO is the average number of days from when we receive purchased goods and services until we pay our suppliers based on a 90 day cycle. DPO for each quarter is calculated by dividing the quarter end trade and other accounts payable by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

DSO decreased by 1 day as of September 30, 2006 compared to December 31, 2005. This is due to the impact of continued focus on improving our collections process; however, we expect to experience fluctuations in collections performance in individual quarters. NID decreased by approximately 9 days as of September 30, 2006 compared to December 31, 2005. This improvement is primarily due to the reduction in inventory from the Calgary facility transfer to Flextronics. Including deferred costs, NID was 129 days and 132 days as of September 30, 2006 and December 31, 2005, respectively. DPO decreased by approximately 15 days as of September 30, 2006 compared to December 31, 2005 primarily due to the impact of improved inventory management, timing of invoice receipts and associated payments, and the impact of the divestiture of our Calgary manufacturing operations to Flextronics.

Investing Activities
In the nine months ended September 30, 2006, cash flows used in investing activities were $616 and were primarily due to an increase in restricted cash and cash equivalents of $546, primarily related to the Global Class Action Settlement, $134 for acquisitions of investments and businesses, net of cash acquired, including $98 related to our acquisition of Tasman Networks, and $260 for the purchase of plant and equipment, which were partially offset by proceeds from disposals of plant and equipment of $125, and $199 related to the proceeds on sale of certain investments and businesses which we no longer consider strategic, including $140 related to the transfer of certain manufacturing assets to Flextronics.
In the nine months ended September 30, 2005, cash flows used in investing activities were $298 and were primarily due to proceeds of $308 from the sale of certain investments and businesses which we no longer considered strategic, including $261 related to the transfer of certain manufacturing assets to Flextronics and other adjustments of $47. These amounts were partially offset by $176 in plant and equipment expenditures and $449 associated primarily with the acquisition of NGS.

Financing Activities
In the nine months ended September 30, 2006, net cash flows from financing activities were $534 and were primarily from (i) cash proceeds of $2,000 from the issuance of the Notes, the proceeds of which were used to repay the $1,300 outstanding under the 2006 Credit Facility, which facility had been primarily used to repay $1,275 relating to the aggregate principal amount of the NNL 6.125% Notes and to replenish cash outflows of $150 used to repay at maturity the outstanding aggregate principal amount of the 7.40% Notes due June 15, 2006, (ii) net proceeds from other notes payable, (iii) dividends of $46 primarily paid by NNL related to its outstanding preferred shares and (iv) other payments of $54.
In the nine months ended September 30, 2005, cash flows used in financing activities were $42 and were primarily due to dividends of $33 paid by NNL related to its outstanding preferred shares, a net reduction of our notes payable of $5 and capital leases and other adjustments of $4.
In the nine months ended September 30, 2006, our cash increased by $59 compared to a decrease of $86 in the nine months ended September 30, 2005 due to favorable effects of changes in foreign exchange rates primarily of the Euro and the British pound against the U.S. dollar.
In the nine months ended September 30, 2005, our discontinued operations generated net cash of $34 related to the wind-down of our discontinued operations.

Senior Notes
On February 14, 2006, NNI entered into the 2006 Credit Facility which was drawn down in the full amount on February 14, 2006 and we used the net proceeds primarily to repay the outstanding $1,275 aggregate principal amount of the NNL 6.125% Notes on February 15, 2006. For more details of the 2006 Credit Facility, see note 10 of the accompanying unaudited financial statements.
On July 5, 2006, NNL completed an offering of the Notes which consist of $450 of fixed rate senior notes due 2016, $550 of fixed rate senior notes due 2013, and $1,000 of floating rate senior notes due 2011. The 2016 Fixed Rate Notes bear interest at a rate per annum of 10.75% payable semi-annually. The 2013 Fixed Rate Notes bear interest at a rate per annum of 10.125% payable semi-annually. The Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to the reserve-adjusted LIBOR, plus 4.25%, payable quarterly. Following the issuance of the Notes, we entered into interest rate swaps to convert our fixed interest rate exposure under the Notes to a floating rate equal to LIBOR plus 4.4% for the 2013 Fixed Rate Notes and LIBOR plus 4.9% for the 2016 Fixed Rate Notes. See the “Quantitative and Qualitative Disclosures About Market Risk” section of this report. The Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI. We have entered into these interest rate swaps in order to match floating rate assets and floating rate liabilities and minimize income statement volatility related to interest rates on our indebtedness.
NNL may redeem all or a portion of the 2016 Fixed Rate Notes at any time on or after July 15, 2011 at specified redemption prices ranging from 100% to 105.375% of the principal amount thereof plus accrued and unpaid interest. In addition, NNL may redeem all or a portion of the 2013 Fixed Rate Notes at any time and, prior to July 15, 2011, all or a portion of the 2016 Fixed Rates Notes, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to July 15, 2009, NNL may also redeem up to 35% of the original aggregate principal amount of any series of Notes with proceeds of certain equity offerings at a redemption price equal to (i) in the case of the 2016 Fixed Rate Notes, 110.750% of the principal amount thereof, (ii) in the case of the 2013 Fixed Rate Notes, 110.125% of the principal amount thereof and (iii) in the case of the Floating Rate Notes, 100% of the principal amount so redeemed plus a premium equal to the interest rate per annum of such Floating Rate Notes applicable on the date of redemption, in each case plus accrued and unpaid interest, if any. In addition, in the event of certain changes in applicable withholding taxes, NNL may redeem the Notes of each series of Notes in whole, but not in part.
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
Upon a change of control, NNL is required within 30 days to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. “Change of control” is defined in the indenture governing the Notes as, among other things, the filing of a Schedule 13D or Schedule TO under the Securities Exchange Act of 1934, as amended, or the Exchange Act, by any person or group unaffiliated with Nortel disclosing that such person or group has become the beneficial owner of a majority of the voting stock of Nortel Networks Corporation or has the power to elect a majority of the members of the Board of Directors of Nortel or it ceases to be the beneficial owner of 100% of the voting power of the common stock of NNL.
Future Uses and Sources of Liquidity
The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the “Risk Factors” section in this report.

Future Uses of Liquidity
Our cash requirements for the 12 months commencing September 30, 2006, are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	costs in relation to restatement related and remedial measure activities, regulatory and other legal proceedings, including the $575, plus accrued interest in cash related to the Global Class Action Settlement. The cash amount bears interest at a prescribed rate, was placed in escrow on June 1, 2006 pending satisfactory completion of all conditions to the Global Class Action Settlement and has been classified as restricted cash and cash equivalents. On March 17, 2006, we announced that we and the lead plaintiffs reached an agreement on the related Global Class Action Settlement insurance and corporate governance matters including our insurers agreeing to pay $228.5 in cash towards the settlement and us agreeing with our insurers to certain indemnification obligations. We believe that our indemnification obligations will be unlikely to materially increase our total cash payment obligations under the Global Class Action Settlement. On April 3, 2006, the proceeds from our insurance were placed into escrow by the insurers. The insurance payments do not reduce the amounts payable by us. For more information, see “Executive Overview — Significant Business Developments in 2006 — Global Class Action Settlement”;
•	we expect cash contributions for pension, post retirement and post employment funding to be approximately $440, including a portion related to increased pension funding in the United Kingdom;
•	capital expenditures of approximately $300;
•	costs related to workforce reduction and other restructuring activities for all restructuring plans of approximately $130; and
•	costs related to our finance transformation project which will include, among other things, implementing SAP to provide an integrated global financial system.
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
Our contractual cash obligations for operating leases, obligations under special charges, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of September 30, 2006 from the amounts disclosed as of December 31, 2005 in our 2005 Annual Report.

Future Sources of Liquidity
As of September 30, 2006, our primary source of liquidity was cash and we expect this to continue throughout the next 12 months. In recent years, our operating results have produced negative cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and the continued negative impact on gross margin due to competitive pressures, product mix and other factors discussed above under “Results of Operations — Continuing Operations”. In addition, we have made significant cash payments related to our restructuring programs and pension plans. Our ability to generate sustainable cash from operations will depend on our ability to generate profitable revenue streams, reduce our operating expenses and improve our working capital management.
On September 1, 2006, we announced the signing of a non-binding memorandum of understanding for the sale of our UMTS access business to Alcatel. Upon the successful completion of this transaction after the execution of a definitive agreement, we expect this sale to generate gross proceeds of approximately $320 less certain significant deductions, restructuring and transaction costs. We are targeting completion of this transaction by the end of the fourth quarter of 2006.
We believe our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Business Overview — Our Strategy”), fund our investments and meet our customer commitments for at least the 12 month period commencing September 30, 2006, including the cash expenditures outlined in our future uses of liquidity.

Available support facility
On February 14, 2003, NNL entered into the EDC Support Facility. As of September 30, 2006, the facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments, of which $143 was outstanding; and
•	$450 of uncommitted support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $32 was outstanding.
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
During the first half of 2006, NNL’s obligations under the EDC Support Facility were equally and ratably secured with the 2006 Credit Facility and our 6.875% notes due September 2023 by a pledge of substantially all of our and NNL’s U.S. and Canadian assets and the U.S. assets of NNI and equally and ratably secured with the 2006 Credit Facility by a pledge of substantially all of our U.S. and Canadian assets in accordance with the terms of the EDC Support Facility. NNL’s obligations under the EDC Support Facility also were guaranteed by NNC and NNI at such time. These guarantees and security agreements were terminated on July 5, 2006 with the repayment of the 2006 Credit Facility. In connection with the $2,000 Notes offering discussed above, NNL, NNI and EDC entered into a new guarantee agreement dated July 4, 2006 by which NNI agreed to guarantee NNL’s obligations under the EDC Support Facility during such time that the $2,000 Notes are guaranteed by NNI.
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

Shelf registration statement and base shelf prospectus
In 2002, we and NNL filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of September 30, 2006, approximately $1,700 under the shelf registration statement and base shelf prospectus had been utilized. As of June 6, 2004, the Canadian base shelf prospectus expired. As a result of the delayed filing of our 2005 10-K/ A, NNL’s 2005 10-K and the 2006 First Quarter Reports with the SEC due to the multiple restatements and revisions to our and NNL’s prior financial results, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months.

Uncertainties regarding our liquidity
We believe the following uncertainties exist regarding our liquidity:

•	We expect our ability to increase revenue and generate positive cash from operating activities to be a primary uncertainty regarding our liquidity. In recent years, our operating results have produced negative cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and the continued negative impact on gross margin due to competitive pressures, product mix and other factors discussed throughout our MD&A. If capital spending by our customers changes or pricing and margins change from what we currently expect, our revenues and cash flows may be materially lower and we may be required to further reduce our investments or take other measures in order to meet our cash requirements;
•	We are under continuing regulatory and criminal investigations, and subject to litigation proceedings and as a result, any fines or other penalties or judgments or settlements in connection with our pending civil litigation not encompassed by the Global Class Action Settlement, or regulatory or criminal investigations related to the restatements, could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees and expenses;
•	The Global Class Action Settlement, if approved and all other related conditions are satisfied, will have a material impact on our liquidity as a result of the $575, plus accrued interest, cash payment. The cash amount bears interest at a prescribed rate and was placed in escrow on June 1, 2006, pending satisfactory completion of all of the conditions related to the Global Class Action Settlement. Amounts placed in escrow are included in restricted cash and cash equivalents. We also expect that the issuance of 628,667,750 Nortel Networks Corporation common shares (which represented 14.5% of our equity as of February 7, 2006) as part of the Global Class Action Settlement will result in a significant dilution of existing shareholder equity positions and may adversely affect our ability to finance using equity and equity related securities in the future. In the event of a share consolidation of Nortel Networks Corporation common shares, the number of Nortel Networks Corporation common shares to be issued pursuant to the Global Class Action Settlement would be adjusted accordingly; and
•	Our ability and willingness to access the capital markets is based on many factors including market conditions and our overall financial objectives. Currently, our ability is limited by our and NNL’s credit ratings. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed, that we will be able to refinance any maturing debt as it comes due or that financings will be available to us on acceptable terms, or at all.

Credit Ratings

Rating on Long-Term Debt
	Issued or Guaranteed by	Rating on Preferred
	Nortel Networks Limited/	Shares Issued by
	Nortel Networks	Nortel Networks
Rating Agency	Corporation	Limited	Last Update

Standard & Poor’s Ratings Service	B-	CCC-	June 16, 2006
Moody’s Investors Service, Inc.	B3	Caa3	September 26, 2006
On June 16, 2006, S&P revised its rating on NNL from credit watch with negative implications to stable outlook. At the same time, S&P affirmed its B-long-term credit rating and assigned its B- senior unsecured debt rating to the Notes with an outlook of stable. On September 26, 2006, Moody’s affirmed the B3 Corporate Family Rating on Nortel, B3 rating on the Notes and NNL’s stable outlook. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries about us or NNL, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.
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

The following table provides information related to these types of bonds as of:

	September 30,	December 31,
	2006	2005

Bid and performance related bonds(a)	$265	$222
Other bonds(b)	31	44

Total bid, performance related and other bonds	$296	$266

(a)	Net of restricted cash and cash equivalents amounts of $6 and $36 as of September 30, 2006 and December 31, 2005, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $617 and $31 as of September 30, 2006 and December 31, 2005, respectively.
The EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 day terms, including those with at least 365 day terms. Any bid or performance related bonds with terms that extend beyond December 31, 2007 are currently not eligible for the support provided by this facility. If the facility is not further extended beyond December 31, 2007, we would likely need to increase our use of cash collateral to support these obligations beginning on January 1, 2007 absent a further extension of the facility.
Any bid or performance related bonds with terms that extend beyond December 31, 2007 are currently not eligible for the support provided by this facility.
Receivables Securitization and Certain Variable Interest Transactions
Certain of our lease financing transactions were structured through single transaction variable interest entities, or VIEs, that did not have sufficient equity at risk as defined in the Financial Accounting Standards Board, or FASB, Interpretation, or FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, or FIN 46R. VIEs are characterized as entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Reporting entities which have a variable interest in such an entity and are deemed to be the primary beneficiary must consolidate the variable interest entity. Effective July 1, 2003, we prospectively began consolidating two VIEs for which we were considered the primary beneficiary following the guidance of FIN 46, on the basis that we retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs’ debt, which represented the majority of the risks associated with the respective VIEs’ activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During 2005, the debt related to one of the VIEs was extinguished and as a result consolidation of this VIE was no longer required. As of September 30, 2006, our consolidated balance sheet included $85 of long-term debt and $84 of plant and equipment — net related to the remaining VIE. These amounts represented both the collateral and maximum exposure to loss as a result of our involvement with this VIE.
On June 3, 2005, we acquired NGS, a VIE for which we were considered the primary beneficiary under FIN 46R. Our condensed consolidated financial statements include NGS’s financial statements from the date of the acquisition.
On November 3, 2005, we formed LG-Nortel, which is a VIE. We are considered the primary beneficiary under FIN 46R. No creditor of the entity has recourse to us. This entity’s financial statements have been consolidated from the date of formation.
We consolidate certain assets and liabilities held in an employee benefit trust in Canada, a VIE for which we are considered the primary beneficiary under FIN 46R.
As of September 30, 2006, we were not required to and did not, consolidate or provide any of the additional disclosures set out in FIN 46R with respect to VIEs involving receivable sale assets. We have other financial interests and contractual arrangements which would meet the definition of a VIE under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements and guarantees and indemnification arrangements. As of September 30, 2006, none of these other interests or arrangements were considered significant variable interests and, therefore, were not disclosed in the financial statements.
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
The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	September 30,	December 31,
	2006	2005

Gross accounts receivable	$2,902	$2,999
Provision for doubtful accounts	(98)	(137)

Accounts receivable — net	$2,804	$2,862

Accounts receivable provision as a percentage of gross accounts receivable	3%	5%
Gross long-term receivables	$38	$57
Provision for doubtful accounts	(32)	(33)

Net long-term receivables	$6	$24

Long-term receivable provision as a percentage of gross long-term receivables	84%	58%
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
The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	September 30,	December 31,
	2006	2005

Gross inventory	$3,620	$3,660
Inventory provisions	(1,067)	(1,039)

Inventories — net(a)	$2,553	$2,621

Inventory provisions as a percentage of gross inventory	29%	28%

(a)	Includes long-term portion of inventory related to deferred costs, which is included in other assets.
Inventory provisions increased $28 as a result of $91 of additional inventory provisions and $74 of reclassifications and other adjustments, partially offset by $94 of scrapped inventory and $43 of reductions due to sale of inventory. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.
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
The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of:

Balance as of December 31, 2005	$208
Payments	(191)
Warranties issued	205
Revisions	5

Balance as of September 30, 2006	$227

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
Tax Asset Valuation
Our net deferred tax asset balance, excluding discontinued operations, was $3,949 as of September 30, 2006 and $3,902 as of December 31, 2005. The $47 increase was primarily due to the effects of foreign exchange translation, partially offset by a reduction of deferred tax assets in profitable jurisdictions. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K., and France). Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.
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
We are in a cumulative loss position in certain of our significant jurisdictions (namely Canada, the U.S., and France). Primarily for this reason, we have recorded an income tax valuation allowance against a portion of these deferred income tax assets. We acknowledge that the realization of our net deferred tax asset is dependent on improvements in pre-tax income in future years, and the failure to realize such earnings improvements may create an additional impairment to our deferred tax assets. In the event of earnings improvements in the near future there would be an impact on our cumulative loss position in certain significant jurisdictions and, as a result, could trigger a release of a portion of our valuation allowance. Due to the fact that the majority of the carryforwards do not expire in the near future and our future expectations of earnings, we concluded that it is more likely than not that the remaining net deferred income tax asset recorded as of September 30, 2006 will be realized. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our net earnings (loss).
During the nine months ended September 30, 2006, our gross income tax valuation allowance increased to $3,650 compared to $3,410 as of December 31, 2005. The $240 increase was primarily due to the impacts of foreign exchange rates and other adjustments offset by additional valuation allowances recorded against the tax benefit of current period losses in certain jurisdictions. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of September 30, 2006 were appropriate.
Goodwill Valuation
The carrying value of goodwill was $2,589 as of September 30, 2006 and $2,592 as of December 31, 2005. The decrease primarily relates to the divestiture to Flextronics, and an adjustment of $6 related to the reduction of goodwill originally recorded as part of the acquisition of NGS, substantially offset by our acquisition of Tasman Networks and foreign exchange fluctuations associated with minority interests.

Due to the change in our operating segments and reporting units as described in “Business Overview — Our Segments”, a triggering event occurred requiring a goodwill impairment test in the first and third quarters of 2006 in accordance with SFAS No. 142, “Goodwill and other Intangible Assets”. We performed this test and concluded that there was no impairment.
Subsequent to September 30, 2006, NGS reduced its forecast for the remainder of 2006 and 2007 to reflect the delay in the issuance and in some cases cancellation of certain intended contract offerings by the U.S. federal government. Continued delays or further cancellation of contracts could result in an impairment of goodwill related to this reporting unit.
Special Charges
At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write-downs to ensure that these accruals are still appropriate. As of September 30, 2006, we had $42 in accruals related to workforce reduction charges and $234 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by Nortel or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.
Pension and Post-retirement Benefits
On June 27, 2006, we announced changes to our North American pension and post-retirement plans effective January 1, 2008. We will move employees currently enrolled in our defined benefit pension plans to defined contribution plans. In addition, we will eliminate post-retirement healthcare benefits for employees who are not age 50 with five years of service as of July 1, 2006. As a result of these changes we re-measured our pension and post-retirement benefit obligations related to our North American plans as of the date our Board of Directors approved such changes, and recorded the impacts of this re-measurement in the third quarter of 2006 in accordance with SFAS 88 and SFAS 106. Plan changes approved by our Board of Directors and changes to key assumptions as a result of the re-measurement resulted in a curtailment gain of approximately $37 for both the pension and post-retirement benefit plans. As a result of this re-measurement, we changed our discount rates, a key assumption used in estimating our pension and post-retirement benefit costs. This resulted in weighted average discount rates of 5.3% and 5.7% for all the pension and post-retirement benefit plans, respectively. This compares to weighted average rates of 5.1% and 5.4% respectively, used in 2005. In addition, we were required to adjust the minimum pension liability for certain plans, representing the amount by which the accumulated benefit obligation less the fair value of the plan assets was greater than the recorded liability. The effect of this adjustment and the related foreign currency translation adjustment was to decrease accumulated other comprehensive loss (before tax) by $196, decrease intangible assets by $14 and decrease pension liabilities by $210.
Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
Our unaudited financial statements are based on the selection and application of accounting policies, based on accounting principles generally accepted in the U.S. The following summarizes the accounting changes that we have adopted since January 1, 2006:

•	Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) — As of July 1, 2006, we adopted FASB Staff Position (“FSP”), FASB Interpretation No. (“FIN”) 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). The adoption of FSP FIN 46(R)-6 did not have a material impact on our results of operations and financial condition.
•	The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments — As of January 1, 2006, we adopted EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), re-titled FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-

Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on our results of operations and financial condition.
•	Inventory Costs — As of January 1, 2006, we adopted SFAS No. 151, “Inventory Costs” (“SFAS 151”). The adoption of SFAS 151 did not have a material impact on our results of operations and financial condition.
•	Share-Based Payment — In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS 123 that will impact us, including the requirement to estimate employee forfeitures each period when recognizing compensation expense and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for Nortel as of January 1, 2006. We previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (“SFAS 148”). SEC Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment” (“SAB 107”), was issued by the SEC in March 2005 and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, we recorded a gain of $9 as a cumulative effect of an accounting change. There were no other material impacts on our results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosure related to SFAS 123R, see note 16.
•	Accounting Changes and Error Corrections — In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 also requires certain disclosures for restatements due to correction of an error. SFAS 154, which we adopted as of January 1, 2006, is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition will depend on the nature of future accounting changes adopted by us and the nature of transitional guidance provided in future accounting pronouncements.
•	Accounting for Purchases and Sales of Inventory with the same Counterparty — As of April 1, 2006, we adopted EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). The adoption of EITF 04-13 did not have a material impact on our results of operations and financial condition.

Recent Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In addition, it amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), to eliminate certain restrictions on passive derivative financial instruments that a qualifying special-purpose entity can hold. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt the provisions of SFAS 155 on January 1, 2007. The implementation of SFAS 155 is not expected to have a material impact on our results of operations and financial condition.
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
In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 will be a two-step process, whereby (1) we will determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and, (2) for those tax positions that meet the more-likely-than-not recognition threshold, we would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 on January 1, 2007. We are currently in the process of assessing the impact of FIN 48 on our results of operations.
In June 2006, the United States Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 provides clarification surrounding the accounting for benefits in the form of compensated absences, whereby an employee is entitled to paid time off after working for a specified period of time. EITF 06-2 is effective for fiscal years beginning after June 28, 2006. Nortel will adopt the provisions of EITF 06-2 on January 1, 2007. We do not expect the adoption of EITF 06-2 to have a material impact on our results of operations and financial condition.
In June 2006, the EITF reached a consensus on EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides guidance on how taxes directly imposed on revenue producing transactions between a seller and customer that are remitted to governmental authorities should be presented in the income statement (i.e. gross versus net presentation). EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We will adopt the provisions of EITF 06-3 on January 1, 2007. We are currently in the process of assessing the impact of EITF 06-3 on the presentation of our results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions of SFAS 157 on January 1, 2008. We are currently assessing the impact of the adoption of SFAS 157 on our results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We are required to initially recognize the funded status of our defined benefit post-retirement plans and to provide the required disclosures as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for us for our fiscal year ending December 31, 2008. As a result of our Board approved employee benefit plan design changes in the US and Canada, we re-measured the US and Canadian Pension and other post retirement benefit plans that were impacted by the design change. We use a measurement date of September 30 annually to measure plan assets and benefit obligations. Changes in key assumptions used for the September 30 measurement could have a material impact on the unfunded status of our employee benefit plans. We are currently assessing the impact of the adoption of SFAS 158 on our results of operations and financial condition; however, as we have currently recognized a certain amount representing additional minimum liabilities under FAS 87 “Employers’ Accounting for Pensions”, the impact of FAS 158 is expected to be offset by these previously recognized amounts. Based on the funded status of our pension and post-retirement benefit plans as of the September 30, 2005 measurement date, using our estimate of the current discount rates and adjusting for the impact of announced changes to the North American pension and post-retirement plans, the adoption of SFAS 158 would have the estimated effect of increasing our net liabilities for pension and post-retirement benefits, and a decrease in shareholders’ equity of approximately $400. The actual impact of SFAS 158 on our financial position as at December 31, 2006 will ultimately be based on the assumptions used at that time and as such, may differ significantly from the most recent measurement date. For additional information on our employee benefit plans see note 8 of the accompanying unaudited financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), which addresses the process for considering the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 intended to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper balance sheet amounts. The application of SAB 108 is effective for financial statements issued for an interim period of the first fiscal year ending after November 15, 2006. We will adopt the interpretations of SAB 108 on October 1, 2006. We are currently assessing the impact of the interpretation of SAB 108 on our results of operations and financial condition.
Outstanding Share Data
As of October 23, 2006, Nortel Networks Corporation had 4,336,386,897 outstanding common shares.
As of October 23, 2006, 304,330,269 issued and 6,779,355 assumed stock options were outstanding and 190,230,608 and 6,779,355, respectively, are exercisable for common shares of Nortel Networks Corporation on a one-for-one basis.
As of October 23, 2006, 12,757,009 restricted stock units and 4,465,000 performance stock units were outstanding. Once vested, each restricted stock unit and performance stock unit entitles the holder to receive one common share of Nortel Networks Corporation or, in our discretion, cash in lieu of common shares in certain circumstances from treasury or through open market purchases at our option.
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
On November 6, 2006 our Board of Directors approved a 1 for 10 consolidation of Nortel Networks Corporation outstanding common shares on December 1, 2006. We expect Nortel Networks Corporation shares to begin trading on a consolidated basis on December 1, 2006. The post-consolidation pro forma basic and diluted loss per share for the three months ended September 30, 2006 is $0.23 per share. The post-consolidation pro forma basic and diluted earnings per share for the nine months ended September 30, 2006 is $0.23 per share. The pro forma basic and diluted loss per share, taking into account the effect of the share consolidation, for the three and nine months ended September 30, 2005 is $0.31 per share and $0.63 per share, respectively.
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

Environmental Matters
We are exposed to liabilities and compliance costs arising from our past management and disposal of hazardous substances and wastes. As of September 30, 2006, the accruals on the consolidated balance sheet for environmental matters were $27. Based on information available as of September 30, 2006, we believe that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.
We have remedial activities under way at 14 sites which are either currently or previously owned or occupied facilities. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $27.
We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at four Superfund sites in the U.S. (two Potentially Responsible Party and two de minimis Potentially Responsible Party). An estimate of our share of the anticipated remediation costs associated with such Superfund sites is included in the environmental accruals of $27 referred to above.
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
Legal Proceedings
For additional information related to our legal proceedings, see “Contingencies” in note 18 of the accompanying unaudited financial statements, “Part II Other Information — Item 1 Legal Proceedings” section of this report, “Significant Business Developments in 2006 — Global Class Action Settlement” and “Restatements; Material Weaknesses; Related Matters — Regulatory Actions”.
Cautionary Notice Regarding Forward-Looking Information
Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following (i) risks and uncertainties relating to our restatements and related matters including: our most recent restatement and two previous restatements of our financial statements and related events; the negative impact on us and NNL of our most recent restatement and delay in filing our financial statements and related periodic reports, legal judgments, fines, penalties or settlements, or any substantial regulatory fines or other penalties or sanctions, related to the ongoing regulatory and criminal investigations of us in the U.S. and Canada; any significant pending civil litigation actions not encompassed by the Global Class Action Settlement; any substantial cash payment and/or significant dilution of our existing shareholders’ equity positions resulting from approval of the Global Class Action Settlement, or if the Global Class Action Settlement is not approved, any larger settlements or awards of damages in respect of such class actions; any unsuccessful remediation of our material weaknesses in internal control over financial reporting resulting in an inability to report our results of operations and financial condition accurately and in a timely manner; the time required to implement our remedial measures; our inability to access, in its current form, our shelf registration filed with the SEC, and our below investment grade credit rating and any further adverse effect on our credit rating due to our restatements of our financial statements; any adverse affect on our business and market price of our publicly traded securities arising from continuing negative publicity related to our restatements; our potential inability to attract or retain the personnel necessary to achieve our business objectives; any breach by us of the continued listing requirements of the NYSE or TSX causing the NYSE and/or the TSX to commence suspension or delisting procedures; (ii) risks and uncertainties relating to our business including: yearly and quarterly fluctuations of our operating results; reduced demand and pricing pressures for our products due to global economic conditions, significant competition, competitive pricing practice, cautious capital spending by customers, increased industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; the sufficiency of recently announced restructuring actions, including the potential for higher actual costs to be incurred in connection to the estimated costs of such actions and the ability to achieve the targeted cost savings and reductions of Nortel’s unfunded pension liability deficit; any material and adverse affects on our performance if our expectations regarding market demand for particular products prove to be wrong or because of certain barriers in our efforts to expand internationally; any reduction in our operating results and any related volatility in the market price of our publicly traded securities arising from any decline in our gross margin, or fluctuations in foreign currency exchange rates; any negative developments associated with our supply contract and contract manufacturing agreements including as a result of using a sole supplier for key optical networking solutions components, and any defects or errors in our current or planned products; any negative impact to us of our failure to achieve our business transformation objectives, including completion of the sale of certain assets related to our UMTS access business to Alcatel; additional valuation allowances for all or a portion of our deferred tax assets; our failure to protect our intellectual property rights, or any adverse judgments or settlements arising out of disputes regarding intellectual property; changes in regulation of the Internet and/or other aspects of the industry; any failure to successfully operate or integrate our strategic acquisitions, or failure to consummate or succeed with our strategic alliances; any negative effect of our failure to evolve adequately our financial and managerial control and reporting systems and processes, manage and grow our business, or create an effective risk management strategy; and (iii) risks and uncertainties relating to our liquidity, financing arrangements and capital, including: the impact of our most recent restatement and two previous restatements of our financial statements; any inability of us to manage cash flow fluctuations to fund working capital requirements or achieve our business objectives in a timely manner or obtain additional sources of funding; high levels of debt, limitations on us capitalizing on business opportunities because of support facility covenants, or on obtaining additional secured debt pursuant to the provisions of indentures governing certain of our public debt issues and the provisions of our support facilities; any increase of restricted cash requirements for us if we are unable to secure alternative support for obligations arising from certain normal course business activities, or any inability of our subsidiaries to provide us with sufficient funding; any negative effect to us of the need to make larger defined benefit plans contributions in the future or exposure to customer credit risks or inability of customers to fulfill payment obligations under customer financing arrangements; any negative impact on our ability to make future acquisitions, raise capital, issue debt and retain employees arising from stock price volatility and further declines in the market price of our publicly traded securities, or the share consolidation resulting in a lower total market capitalization or adverse effect on the liquidity of our common shares. For additional information with respect to certain of these and other factors, see our 2005 Annual Report, the “Risk Factors” sections of this report, the 2006 First Quarter Report, the 2006 Second Quarter Report and our other securities filings with the SEC and Canadian securities regulators. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
A portion of Nortel’s long-term debt is subject to changes in fair value resulting from changes in market interest rates. Nortel has hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps. Changes in fair value of the swaps are recognized in earnings with offsetting amounts related to the change in the fair value of the hedged debt attributable to interest rate changes. Any ineffective portion of the swaps is recognized in earnings immediately. Nortel records net settlements on these swap instruments as adjustments to interest expense. In the second quarter of 2006, following the issuance of the Notes, Nortel entered into interest rate swaps to convert its fixed interest rate exposure under the Notes to a floating rate equal to an average of LIBOR plus 4.625%. Nortel entered into these interest rate swaps in order to offset floating assets and floating liabilities and minimize income statement volatility related to interest rate movements.
Historically, Nortel has managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. Nortel uses sensitivity analysis to measure its interest rate risk. The sensitivity analysis includes cash, outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate long-term debt. There have been no significant changes to Nortel’s market risk during the third quarter of 2006.

ITEM 4.     CONTROLS AND PROCEDURES
Management Conclusions Concerning Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO (Mike S. Zafirovski and Peter W. Currie, respectively), pursuant to Rule 13a-15 under the Unites States Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures as at September 30, 2006 (the end of the period covered by this report).
In making this evaluation, the CEO and CFO considered, among other matters:

•	our successive restatements of our financial statements, including the Third Restatement;
•	the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review”, submitted to the Audit Committee in January 2005 by WilmerHale and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of our 2003 Annual Report;
•	the material weaknesses in our internal control over financial reporting that we and our independent registered chartered accountants, Deloitte, have identified (as more fully described below);
•	management’s assessment of our internal control over financial reporting and conclusion that our internal control over financial reporting was not effective as at December 31, 2005 (including the matters disclosed under “Management’s Assessment and Observation’s included in Item 9A of our 2005 Annual Report), and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, included in Item 9A of our 2005 Annual Report;
•	the conclusion of the CEO and CFO that our disclosure controls and procedures, as at March 31 and June 30, 2006 were not effective, included in Item 4 of our 2006 First Quarter Report and 2006 Second Quarter Report;
•	the findings of the Revenue Independent Review included in Item 9A of our 2005 Annual Report;
•	the findings of the Internal Audit Review included in Item 4 of our 2006 First Quarter Report; and
•	the remedial measures we have identified, developed and begun to implement to address these issues.
Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures as at September 30, 2006 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
We record any material adjustments identified before the applicable financial statements are published and consider the materiality of any adjustments related to prior periods both to the current period and to the prior periods. In the course of the preparation of our financial statements for the three and nine months ended September 30, 2006, and in part as a result of the application of our compensating procedures and processes, we have recorded adjustments related to prior periods which are included in our third quarter 2006 financial statements. These adjustments relate to various revenue recognition corrections, expense accrual corrections and other adjustments. The revenue recognition corrections relate to the incorrect application of appropriate revenue recognition models and calculation corrections which resulted in an increase of $7 and a decrease of $57 in revenues for the three and nine months ended September 30, 2006, respectively, and a corresponding reduction in gross margin of $14 and $33 for the respective periods. The expense accrual adjustments relate to accruals recorded in the third quarter of 2006 that should have been recorded primarily in the first half of 2006. The various expense accrual corrections resulted in a net increase of approximately $21 to our net loss for the third quarter of 2006 and a reduction of $8 in net earnings for the nine months ended September 30, 2006.
These adjustments resulted in a net increase of approximately $38 to our net loss, or an approximately $0.01 increase in basic and diluted loss per common share for the third quarter of 2006, and a net decrease of approximately $37 to our net earnings, or an approximately $0.01 decrease on basic and diluted earnings per common share for the first nine months of 2006. The aggregate impact of the adjustments relating to prior periods was not material to our results for the three and nine months ended September 30, 2006 or to any individual segment, financial statement item or geographical region, or to any prior interim or annual period.

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
The Board of Directors recognized that its adoption of these governing principles was the beginning of a long and vitally important process. It directed management to develop a detailed plan and timetable for the implementation of these remedial measures. Management developed an implementation plan, which was approved by the Board of Directors, and has begun implementation of that plan. Certain remedial measures that management has been implementing include: the hiring of key senior management including our CFO, Controller and Chief Audit, Security and Compliance Officer; reorganization of the finance organization to segregate control and planning and forecasting responsibilities; strengthening of the internal audit function; and continual review and improvements to controls around the review and approval of accounting entries. Further, throughout 2006, management continued to implement certain remedial measures specifically to strengthen our control environment including (i) issuance of a revised code of business conduct, (ii) creation of a compliance infrastructure, adoption of disciplinary guidelines to apply consistent and appropriate discipline for non-compliance with corporate policies, and enhancement of our anti-fraud management process, (iii) mandatory ethics training for finance employees and (iv) updating corporate and finance policies and procedures, and implementing new finance policies and mandatory technical training for finance employees with a focus on areas that were problematic in the past restatements such as revenue recognition, accounting for provisions, manual journal entry and documentation. The Board of Directors continues to monitor the ongoing implementation efforts.
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
In addition, in part as a result of the compensating procedures and processes that we are applying to our financial reporting process, during the preparation of our financial statements for recent periods (including 2004, 2005 and interim periods in 2005), we identified a number of adjustments to correct accounting errors related to prior periods, including the errors corrected in the Third Restatement. Also in the past, we recorded adjustments that were immaterial to the then current period and to the prior periods in the financial statements for the then current period. As long as we continue to have material weaknesses in our internal control over financial reporting, we may in the future identify similar adjustments to prior period financial information. Adjustments that may be identified in the future could require further restatement of our financial statements.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2006, the following changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We implemented a global enterprise resource planning system that has automated and standardized many human resource activities, resulting in some changes to our internal control over financial reporting, such as compensation, time and vacation management, benefits selection and performance management.
•	We implemented a global process which provides guidance as to when consultation with our global technical accounting organization relating to non-revenue impacting transactions is required and establishes guidelines related to the documentation and approval of such consultations.
•	We enhanced our account reconciliation process by implementing a globally consistent process for timely reconciliation and resolution of adjusting items in balance sheet accounts.

PART II
OTHER INFORMATION
ITEM 1.     Legal Proceedings
On August 2, 2006, Nortel reached an agreement in principle with plaintiffs’ counsel to settle a purported class proceeding in the Ontario Superior Court of Justice on behalf of shareholders who acquired Nortel Networks Corporation securities as early as November 12, 2002 and as late as July 28, 2004, or the Ontario I Action, subject to court approval. The Ontario I Action, in which Nortel and NNL, and certain of their current and former officers and directors, were named as defendants on July 28, 2004, alleged, among other things, breaches of trust and fiduciary duty, oppressive conduct and misappropriation of corporate assets and trust property in respect of the payment of cash bonuses to executives, officers and employees in 2003 and 2004 under the Nortel Return to Profitability bonus program and sought damages of Canadian $250 million and an order under the Canada Business Corporations Act directing that an investigation be made respecting these bonus payments. The proposed settlement is not expected to have a material impact on Nortel’s financial condition and an accrued liability had been recorded in the quarter ended September 30, 2006.
On October 13, 2006, Mr. Douglas Beatty served a Notice of Action and Statement of Claim against Nortel and NNL pending in the Ontario Superior Court of Justice asserting claims for wrongful dismissal and seeking compensatory damages, aggravated, punitive and exemplary damages, special damages, pre- and post- judgment interest and costs.
Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2005 Annual Report, the 2006 First Quarter Report and the 2006 Second Quarter Report. For additional discussion of our material legal proceedings, see ”Contingencies” in note 18 of the accompanying unaudited financial statements.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our 2005 Annual Report, 2006 First Quarter Report and 2006 Second Quarter Report, which could materially affect our business, results of operations, financial condition or liquidity. The risks described herein and in our 2005 Annual Report, 2006 First Quarter Report and 2006 Second Quarter Report are not the only risks facing Nortel. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. The risks described in our 2005 Annual Report have not materially changed, other than as set forth below.
As well, certain business related risks in connection with our belief that our cash is sufficient to fund the changes to our business model in accordance with our strategic plan (see “Executive Overview — Our Strategy” in the MD&A section of this report), fund our investments and meet our customer commitments for the twelve month period commencing September 30, 2006, including cash expenditures outlined under “Liquidity and Capital Resources — Future Uses of Liquidity” in the MD&A section of this report, continue to exist.
Risks Relating to Our Business

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

We have made, and will continue to make, judgments as to whether we should further reduce our workforce or exit, or dispose of, certain businesses. These workforce reductions may impair our ability to achieve our current or future business objectives. Costs incurred in connection with restructuring efforts may be higher than estimated. Any decision by management to further limit investment or exit, or dispose of, businesses may result in the recording of additional charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or improved results. Any further workforce reductions or exit or disposal of businesses may not occur on the expected timetable, or, in the case of the disposal of a business, at all.
For example, on August 31, 2006, we entered into a non-binding memorandum of understanding with Alcatel for the sale of our UMTS access business. Although we are targeting the completion of the sale by the end of the fourth quarter of 2006, there is no guarantee that the sale of our UMTS access business will be completed in the fourth quarter, or at all.
Risks Relating to Our Liquidity, Financing Arrangements and Capital

Our share consolidation could result in a lower total market capitalization or adversely affect the liquidity of our common shares. The consolidation could make it more difficult or more expensive for shareholders to sell their shares.
We plan to effect a 1 for 10 consolidation of Nortel Networks Corporation common shares on December 1, 2006. The number of Nortel Networks Corporation common shares outstanding following the share consolidation will be that number of common shares outstanding immediately prior to the share consolidation divided by 10. Numerous factors and contingencies may affect the share price of Nortel Networks Corporation following the share consolidation, including the status of the market for the common shares at the time, our reported results of operations in future periods, and general economic, geopolitical, stock market and industry conditions. Accordingly, the market price of Nortel Networks Corporation’s common shares may not be sustainable at the direct arithmetic result of the consolidation, and may be lower. If the market price of Nortel Networks Corporation’s common shares is lower than it was before the consolidation, our total market capitalization (the aggregate value of all common shares at the then market price) after the consolidation may be lower than before the consolidation.
While a higher share price may help generate investor interest in Nortel Networks Corporation common shares, the share consolidation may not result in a per share market price that will attract institutional investors or investment funds and such share price may not satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of Nortel Networks Corporation’s common shares may not necessarily improve. If the market price of Nortel Networks Corporation’s common shares declines following the share consolidation, the percentage decline may be greater than would occur in the absence of the consolidation. The market price of Nortel Networks Corporation’s common shares will, however, also be based on our performance and other factors, which are unrelated to the number of common shares outstanding. Furthermore, the liquidity of Nortel Networks Corporation’s common shares may be adversely affected by the reduced number of common shares that will be outstanding after the consolidation.
A consolidation may result in some shareholders owning “odd lots” of less than 100 common shares of Nortel Networks Corporation on a post-consolidation basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “board lots” of even multiples of 100 shares.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2006, Nortel Networks Corporation issued an aggregate of 88,943 shares upon the exercise of options granted under the Nortel Networks/ BCE 1985 Stock Option Plan and the Nortel Networks/ BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the United States to BCE Inc. employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration pursuant to Regulation S under the United States Securities Act of 1933, as amended, or the Securities Act. All funds received by Nortel Networks Corporation in connection with the exercise of stock options granted under the two Nortel Networks/ BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement, except for nominal amounts paid to Nortel Networks Corporation to round up fractional entitlements into whole shares. Nortel Networks Corporation keeps these nominal amounts and uses them for general corporate purposes.

	Number of Common Shares
	Issued Without
	U.S. Registration Upon	Range of
	Exercise of Stock Options	Exercise Prices
Date of Exercise	Under Nortel/BCE Plans	Canadian $

July 13, 2006	7,476	$25.27 — $46.48
August 10, 2006	50,883	$25.27 — $51.88
September 21, 2006	30,584	$25.27 — $51.88
The following table sets forth the total number of share units of Nortel Networks Corporation credited to accounts of Directors of the Corporation, in lieu of cash fees, under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and Nortel Networks Limited Directors’ Deferred Share Compensation Plan during the third quarter of 2006. These transactions are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

	Total Number of Common
	Share Units Acquired under
	Directors’ Deferred Share		Price per Common
Date of Grant	Compensation Plans		Share (or Unit)

September 30, 2006	148,723.2907	(1)	$2.31	(2)

(1)	Share units issued under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan/ Nortel Networks Limited Directors’ Deferred Share Compensation Plan (the “NNCDDSCP/ NNLDDSCP”). Pursuant to the NNCDDSCP/ NNLDDSCP, upon election of the director, certain fees payable to Nortel Networks Corporation (“NNC”) and Nortel Networks Limited (“NNL”) directors are paid in the form of NNC/ NNL share units, based upon the market price of NNC common shares at the time such NNC/ NNL share units are credited to the director’s account under the NNCDDSCP/ NNLDDSCP. On the earliest date when a director ceases to be both (i) a member of the board of directors of NNC/ NNL and (ii) employed by NNC/ NNL or its subsidiaries, NNC/ NNL will cause to be purchased on the open market, for delivery to the director, a number of NNC common shares equal to the number of NNC/ NNL share units credited to the director’s account under the NNCDDSCP/ NNLDDSCP.
(2)	Represents NNC common share price of $2.58 Cdn. as converted into U.S. dollars using the noon rate of exchange of the Bank of Canada on the grant date.
Issuer Purchases of Equity Securities
The following table sets forth the common shares of Nortel Networks Corporation repurchased during the third quarter of 2006:

(d)
					(c)	Maximum Number
					Total Number of	(or Approximate
					Shares (or Units)	Dollar Value) of
	(a)		(b)		Purchased as Part	Shares (or Units)
	Total Number		Average Price		of Publicly	that may yet be
	of Shares		Paid per Share		Announced Plans	Purchased Under the
Period	(or Units) Purchased		(or Unit)		or Programs	Plans or Programs

July 1 – 31	—			—	—	—
Aug 1 – 31	620,116	(1)	US $	1.92	—	—
Sept 1 – 30	—			—	—	—
	—			—	—	—

Total	620,116		US $	1.92	—	—

(1)	Common shares of Nortel Networks Corporation surrendered by members of Nortel’s core executive leadership team for cancellation in connection with the voluntary undertaking by each such member to pay over a three year period an amount equal to the return to profitability bonus paid to such member in 2003, net of tax deductions at source. Such persons may deliver to us additional common shares in connection with such voluntary undertaking from time to time.

ITEM 6.	Exhibits
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

Exhibit
No.		Description

10	.1*	Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).
10	.2*	First Supplemental Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).
10	.3*	Registration Rights Agreement dated July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and the representative of the initial purchasers with regards to U.S.$1,000,000,000 Floating Rate Senior Notes due 2011, U.S.$550,000,000 10.125% Senior Notes due 2013, U.S.$450,000,000 10.750% Senior Notes due 2016 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).
10.4		Form of indemnity agreement entered into between Nortel Networks Corporation and members of the Board of Directors of Nortel Networks Corporation on or after September 6, 2006.
10.5		Summary statement of employment terms and conditions for Mike Zafirovski, President and Chief Executive Officer, November 15, 2005, as approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on October 16, 2005, originally filed as Exhibit 10.71 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and form of instrument of award for restricted stock units and form of instrument of award for stock options granted on November 15, 2005 under the Nortel 2005 Stock Incentive Plan to Mike Zafirovski, President and Chief Executive Officer.
31.1		Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of the President and Chief Executive Officer and Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTEL NETWORKS CORPORATION
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ Peter W. Currie Peter W. Currie Executive Vice-President and Chief Financial Officer	/s/ Paul W. Karr Paul W. Karr Controller
Date: November 7, 2006