Form 10-K
period 2006-12-31
NORTEL NETWORKS CORP
filed 2007-03-16
CIK 72911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to

Commission file number 001-07260

Nortel Networks Corporation
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 The West Mall,	M9C 5K1
Toronto, Ontario, Canada (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (905) 863-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares without nominal or par value 4.25% Convertible Senior Notes Due 2008	New York Stock Exchange New York Stock Exchange

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
Yes ☐     No ☑

On February 28, 2007, 433,878,107 common shares of Nortel Networks Corporation were issued and outstanding. Non-affiliates of the registrant held 433,689,339 common shares having an aggregate market value of $13,002,006,383 based upon the last sale price on the New York Stock Exchange on February 28, 2007, of $29.98 per share; for purposes of this calculation, shares held by directors and executive officers have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Circular and Proxy Statement relating to the registrant’s 2007 Annual and Special Meeting of Shareholders, to be held on May 2, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2006

EXPLANATORY NOTE

Nortel Networks Corporation previously announced the need to restate its consolidated financial statements for the years ended December 31, 2004, 2005 and the first nine months of 2006.

The consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for the years ended December 31, 2005 and 2004, and the consolidated balance sheet as of December 31, 2005, including the applicable notes, contained in this Annual Report on Form 10-K have been restated. Nortel has also included in this report restated unaudited consolidated financial information for each of the first three quarters of 2006 and each of the quarters of 2005.

In addition, this report includes the restatement of Nortel’s consolidated financial statements for periods prior to 2004. Amendments to Nortel’s prior filings with the United States Securities and Exchange Commission would be required in order for Nortel to be in full compliance with its reporting obligations under the U.S. Securities Exchange Act of 1934, as amended. However, any amendments to Nortel’s Annual Reports on Form 10-K for the years ended December 31, 2005 and 2004, and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2006 and 2005 respectively, would in large part repeat the disclosure contained in this report. Accordingly, Nortel does not plan to amend these or any other prior filings. Nortel believes that it has included in this report all information needed for current investor understanding.

For a description of the current restatement, see note 4, “Restatement of previously issued financial statements” in the accompanying audited consolidated financial statements and “— Restatements; Remedial Measures and the Elimination of Material Weaknesses; Related Matters” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K.

i

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

iii

PART I

ITEM 1.	Business

Overview

Nortel supplies end-to-end networking products and solutions that help organizations enhance and simplify communications. These organizations range from small businesses to multi-national corporations involved in all aspects of commercial and industrial activity, and from federal, state and local government agencies and the military to cable operators, wired and wireless telecommunications service providers, and Internet service providers. New technology and higher expectations for productivity, performance, ease of use, security, reduced operating costs, profitability and return on investment are creating far more complexity. At the same time, customers are demanding more simplicity as they find it increasingly challenging to design, operate, maintain and evolve their communications networks. Organizations need communications that contribute peak efficiency without negative impact on other critical activities.

Our networking solutions include hardware and software products and services designed to reduce complexity, improve efficiency, increase productivity, and drive customer value. We design, develop, engineer, market, sell, supply, license, install, service and support these networking solutions worldwide. Our strengths include a reputation for innovation bolstered by continued strategic investment in technology research and development, or R&D, and strong customer loyalty earned over more than 100 years of providing reliable and innovative technology.

The Company has its principal executive offices at 195 The West Mall, Toronto, Ontario, Canada M9C 5K1, (905) 863-7000. The Company was incorporated in Canada on March 7, 2000. Its common shares are publicly traded on the New York Stock Exchange, or NYSE, and the Toronto Stock Exchange, or TSX, under the symbol “NT”. Nortel Networks Limited, or NNL, a Canadian company incorporated in 1914, is the Company’s principal operating subsidiary. The Company holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s Cumulative Redeemable Class A Preferred Shares Series 5 and Non-cumulative Redeemable Class A Preferred Shares Series 7 are traded on the TSX under the symbols “NTL.PR.F” and “NTL.PR.G”, respectively. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge under “Investor Relations” on our website at www.nortel.com as soon as reasonably practicable after providing them to the United States Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this or any such reports. The public may read and copy these reports at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 (1-800-SEC-0330). Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding certain issuers including the Company and NNL, at www.sec.gov. The Company is not a foreign private issuer, as defined in Rule 3b-4 under the U.S. Securities Exchange Act of 1934, as amended. All dollar amounts in this report are in millions of United States dollars unless otherwise stated.

Where we say “we”, “us” or “Nortel”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable.

Many of the technical terms used in this report are defined in the Glossary of Certain Technical Terms beginning at page 15.

Developments in 2006 and 2007

Business Environment

We operate in a highly competitive business environment. Consolidation of communications vendors and customers continued through 2006. The formation of larger vendors and customers continues to drive pricing and margin pressure in the service provider market. Large companies in the information technology, or IT, sector are also focusing more on addressing the communications market with software and services offerings, both on their own and in partnership with telecommunications equipment vendors. There is also intense competition in the Asia region, driven by local, low-cost vendors who are also expanding their market beyond Asia.

Industry growth in 2006 was driven primarily by third-generation, or 3G, wireless network deployments, VoIP and products and services that will allow delivery of voice, data and video over IP networks (such as carrier switches/routers, broadband access and next-generation optical networks). In the enterprise communications market, VoIP, mobility and collaboration applications continue to drive growth in converged IP networks and network security solutions. Enterprises are also looking to align IT investments with business processes, resulting in software and service opportunities in both service-oriented architectures, or SOA, and unified communications solutions. Convergence of multi-vendor networks and the advent of new types of communications applications are expected to drive demand for services that help enterprises and service providers design, deploy, support and evolve their networks. The industry is increasingly more focused on software, services and solutions, the market for which is growing faster than the market for products alone.

We operate on a global basis, and market conditions vary geographically. In emerging markets, growth continues to be driven primarily by connectivity solutions, especially for wireless. In established markets, such as North America and Western Europe, service providers are upgrading their networks to enable new types of services, such as IPTV and mobile video. Regulatory issues in certain countries and regions impact market growth, such as the delay in granting 3G wireless licenses in China, now expected to occur in 2007.

The telecommunications industry has evolved over the past two decades by developing the technology and networks that enable worldwide connectivity and making those networks smarter and faster. We believe that the industry today stands at the threshold of a new era, fueled by increasing demand for pervasive personal broadband capabilities that provide extremely fast access to any application from any device and any location. We believe that this new era will be innovation-rich, driven by three trends — hyperconnectivity, true broadband and the emergence of communications-enabled applications.

Hyperconnectivity refers to the expected dramatic increase in demand for network connections. Simple connectivity — a single network connection for everyone — will no longer be enough. Many people already use multiple networked devices, and soon there will be more devices than users. Portable gaming and entertainment devices, digital cameras, appliances, motor vehicles and other devices not widely networked today will be networked in the future. The potential number of mobile network endpoints alone could reach more than five billion by the end of the decade. Machine-to-machine network traffic from sensors, video cameras and other devices for applications like retail inventory, utility management, transportation, healthcare, public safety and surveillance are expected to outpace person-to-person communications in the next three-to-five years — a milestone potentially as industry altering as when data surpassed voice in 2001. Social and government interaction, multimedia entertainment, e-commerce, healthcare, financial services, and many other ways to communicate are ultimately expected to create a need for hundreds of online identities per individual. This hyperconnectivity is expected to create a significantly more complex environment requiring rethinking and reinvention of network architectures, business models and back-office frameworks.

True broadband means making the Internet so seamless and technology-transparent that users never have to think about where or how they communicate. It will be ‘always on’ and available anywhere from the most convenient device. This is not possible today because existing broadband wireless access networks based on 3G technologies were built on the assumption that the Internet is used primarily for e-mail and Web browsing. Now demand for video, high-definition television, peer-to-peer connectivity, video-on-demand and other bandwidth-hungry applications is increasing substantially. Our analysis indicates that, to address this demand, wireless networks will need to move to fourth generation, or 4G, technology, and network core capacity for information transport will need to jump from today’s T1 standard (1.544 megabits) to an estimated 10 gigabits and ultimately to 100 gigabits. We believe that delivering a true broadband experience will require other changes as well. The network technology will need to be truly transparent, allowing users to move from work to home to play without losing quality, connectivity, content or clarity. Convergence of fixed and mobile communications will need to continue. Handoffs from one network to the next will need to be seamless. Common applications will need to be available and function in the same manner across all networks and access devices.

Communications-enabled applications are applications designed, built and deployed in a fundamentally different way. Today’s architecture of applications based on servers and mainframes and delivered largely over separate networks is becoming obsolete. It is no longer cost efficient, nor does it adequately support converged voice, data, video and multimedia services. In its place will be Web-based, network-aware applications and services like ‘click-to-talk,’ which allow users to make a VoIP call simply by clicking a button on a Web page. This requires connection to both the Web page and the network signaling system, and is made possible by middleware based on emerging technologies like SOA and IMS. Based on current estimates, we expect that networks will need to deliver thousands of common applications that can be tailored to user identity, location, presence, proximity and other unique attributes. We expect that the networks themselves will no longer be built simply to support an estimated number of users, but rather an estimated number of real-time client and customer interactions. Enterprises will need considerably larger scale applications to handle customers and partners. Service providers will have an opportunity to address this need by building more extensible applications architectures.

For additional information regarding our Business Environment, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, section of this report, and the Risk Factors section of this report.

Remedial Measures and Elimination of Material Weaknesses; Current Restatement of Previously Issued Financial Statements

During 2006 and into 2007, we continued to improve our internal controls over financial reporting to compensate for our previously identified and reported five material weaknesses, and to implement the recommendations for remedial measures made following the independent review of the facts and circumstances that led to the first restatement of our financial statements, effected in December 2003, as further described in the Controls and Procedures section of this report. We believe that the remedial measures and other actions taken to significantly improve internal control over financial reporting described in the Controls and Procedures section of this report, in the aggregate, addressed most of the internal control issues in the five material weaknesses. As at December 31, 2006, we concluded that these measures resulted in the elimination of the five material weaknesses, with the exception of certain deficiencies that comprise the revenue-related material weakness as further described in the Controls and Procedures section of this report.

In the course of the preparation of our 2006 financial statements and as a result of our previously announced pension plan changes, we identified certain errors primarily through discussions with our North American pension and post-retirement actuaries and through our on-going remediation efforts described above. These matters have been discussed with the Staff of the SEC, including as part of our responses to Staff comments on our periodic filings with the SEC. As a result, we have restated our consolidated balance sheet as of December 31, 2005 and consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the years ended December 31, 2005 and 2004, and the unaudited consolidated financial information for the quarters ended March 31, June 30 and September 30, 2006 and for each quarter of 2005. The adjustments mainly relate to:

•	Pension and post-retirement benefits errors;
•	Revenue recognition errors;
•	A prior year tax error; and
•	Other errors.

For a discussion of the impact of this restatement, see “Restatements; Remedial Measures and the Elimination of Material Weaknesses; Related Matters” in the MD&A section of this report, and note 4, “Restatement of previously issued financial statements” to the accompanying audited consolidated financial statements.

In connection with this restatement, defaults and events of default occurred under our $750 support facility with Export Development Canada, or EDC, which default was waived by EDC on March 9, 2007. The delay in filing this report does not affect the previously announced timing of the Company’s annual and special shareholders’ meeting scheduled for May 2, 2007.

Strategy

With our capability and experience in enterprise and service provider networking, we are well positioned to capitalize on this new era of pervasive personal broadband. Our strategy is focused on transforming the enterprise to support a hyper-connected world, delivering next-generation mobility and convergence to enable a true broadband experience, and providing networking solutions that integrate networks and applications into a seamless framework.

We are seeking to generate profitable growth by using this focus to identify markets and technologies where we can attain a market leadership position or achieve at least 20% market share. Some areas in which we are increasing investment include 4G broadband wireless technologies, Carrier Ethernet, optical, next-generation enterprise unified communications, Web-based applications and services, and secure networking.

We are also leveraging our technology and expertise to address global market demand for network integration and support services, network managed services and network application services.

We continue to focus on execution and operational excellence through transformation of our businesses and processes. In February 2005, the Board of Directors approved a plan to transform the structure, processes and systems of our finance organization. This will create a more effective organization with segregated functions and clear accountabilities built around global standard processes based on SAP. SAP is a software package that will allow us to consolidate various financial computer systems into one integrated finance system. Phased global SAP implementation will speed the financial consolidation process and increase transparency to senior management. Our Business Transformation Plan also addresses our most significant operational challenges, simplifies organizational structure, and maintains a strong focus on revenue generation and improved operating margins including quality improvements and cost reduction through Six Sigma. The plan contemplates transformation of our business in six key areas: services, procurement effectiveness, revenue stimulation (including sales and pricing), R&D effectiveness, general and administrative effectiveness, and organizational and workforce effectiveness. Effective and timely execution of our Business Transformation Plan is crucial to our strategy. On June 27, 2006, we announced next steps for our plan, including the implementation of changes to our pension plans to control costs and align with industry-benchmarked companies, initiatives to improve our Operations organization to speed customer responsiveness, improve processes and reduce costs, and organizational simplification through the elimination of approximately 700 positions. On February 7, 2007, we outlined further steps for our plan with the announcement of a planned net reduction of approximately 2,900 additional positions, movement of approximately 1,000 positions to lower cost locations, and further reductions in our real estate portfolio. For further information, see “Executive Overview — Significant Business Developments in 2006 and 2007 — Business Transformation Initiatives” in the MD&A section of this report.

We remain focused on integrity through effective corporate governance practices, remediation of our material weakness in internal control over financial reporting, and an enhanced compliance function that places even greater emphasis on compliance with law and company policies. We continue to be committed to increasing employee awareness of ethical issues through on-line training and the issuance of a new code of business conduct.

We are positioned to respond to evolving technology and industry trends by providing end-to-end solutions to our customers, developed internally and enhanced through strategic alliances, acquisitions and minority investments. We have partnered with industry leaders — like Microsoft and IBM — whose technology and vision are complementary, and will continue to seek and develop similar relationships with other companies. Cooperation of multiple vendors and effective partnering are critical to the continued success of our solutions for both enterprises and service providers. Timely development and delivery of new products and services to replace a significant base of mature, legacy offerings will also be critical in driving profitable growth. We also expect to continue playing an active role in influencing emerging broadband and wireless standards.

Significant Developments

Operations

•	Entered into a five-year, estimated $2,000 agreement to supply Verizon Communications Inc.’s, or Verizon’s Wireless segment with CDMA equipment and services supporting network expansion and rollout of new music, video and other broadband data and multimedia services.
•	Launched Innovative Communications Alliance, combining our communications technology and services expertise with Microsoft’s desktop leadership to deliver a shared vision for unified communications.
•	Continued transformation of finance organization focused on deploying SAP processes in order management, materials handling, repair and return, inventory and shipping.
•	Established a new senior executive leadership team under CEO Mike Zafirovski with key external hires and internal promotions.
•	Launched more than 70 Six Sigma projects, addressing a range of issues including cash management, time-to-market, cost of poor quality, and customer satisfaction.
•	Created new Operations Centers of Excellence in Mexico and Turkey, continuing consolidation of more than 100 operations sites worldwide.
•	Initiated two-year, 70% reduction of more than 700 IT business applications.

Channels to Market

•	Signed three-year agreement with BT to deliver VoIP, multimedia, instant messaging and mobile communications to UK enterprises of all sizes.
•	Enhanced channels to market for small- and medium-sized businesses by expanding distributor agreements in North America and accelerating recruitment and development of new resellers in Europe.

Acquisitions and Divestitures

•	Sold substantially all of the assets and liabilities related to our UMTS access business to Alcatel-Lucent.
•	Acquired Tasman Networks, strengthening our portfolio of enterprise routers.

•	Completed divestiture of substantially all remaining major optical, wireless and enterprise manufacturing operations and related supply chain activities to Flextronics Telecom Systems, Ltd., or Flextronics.

Finance

•	Implemented 1-for-10 consolidation of our common shares.
•	Nortel Networks Inc., or NNI, the Company’s U.S. operating subsidiary, entered into $1,300 credit facility in February 2006 guaranteed by the Company, NNL and NNI primarily to finance NNL’s outstanding $1,275 6.125% notes due February 15, 2006.
•	NNL issued, and the Company and NNI guaranteed, $2,000 of senior notes in July 2006, with $1,300 of net proceeds used to prepay the $1,300 credit facility.
•	Selected KPMG LLP to stand for appointment as our independent auditor, subject to shareholder approval at the Company’s 2007 annual and special meeting of shareholders.

Other

•	Entered into and received court orders in respect of agreements to settle significant class action lawsuits, pursuant to which we will pay $575 in cash and issue approximately 62,866,775 common shares (representing approximately 14.5% of our common shares as at February 7, 2006, the date an agreement in principle was reached with the plaintiffs) reflecting our 1 for 10 common share consolidation, to the plaintiffs, or the Global Class Action Settlement.
•	Significant improvement in our internal controls over financial reporting resulting in the elimination, as at December 31, 2006, of our previously reported five material weaknesses with the exception of the deficiencies that comprise the revenue related material weakness (see the Controls and Procedures section of this report).
•	Third restatement of financial statements completed, and return to timely reporting of periodic reports with the filing of the Second Quarter Quarterly Report on Form 10-Q (for more information on the third restatement, see our 2005 Annual Report on Form 10-K).
•	Regulatory and criminal investigations in relation to prior restatements ongoing.

For additional information regarding our Strategy, see the MD&A and Risk Factors sections of this report.

Business Segments

Our reportable segments are Mobility and Converged Core Networks, or MCCN, Enterprise Solutions, or ES, Metro Ethernet Networks, or MEN, and Global Services, or GS. On December 31, 2006, we completed the sale of certain assets and liabilities relating to our UMTS access business — which had been part of MCCN — to Alcatel-Lucent.

Sales of approximately $1,416 to Verizon constituted approximately 12.4% of our 2006 consolidated revenue, of which approximately $1,022 was in the MCCN segment.

     Mobility and Converged Core Networks

We offer Mobility and Converged Core Networks that help service providers and cable operators supply mobile voice, data and multimedia communications services to individuals and enterprises using cellular telephones, personal digital assistants, and other wireless computing and communications devices. We also offer circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

These service providers are driving increased demand for products and solutions that offer the latest broadband technology and services and support converged data, voice and multimedia communications over a single network for greater cost efficiency, capacity, speed, quality, performance, resiliency, security and reliability.

Our MCCN portfolio includes 3G and 2.5G mobility networking solutions based on CDMA, GSM, GSM-R, GPRS and EDGE technologies. These include an array of indoor and outdoor base transceiver stations featuring capacity, performance, flexibility, scalability and investment protection.

We also offer 4G mobile broadband solutions for service providers based on WiMAX and underlying OFDM and MIMO technologies, and are developing solutions based on LTE and UMB. We own numerous OFDM and MIMO patents and are a leader in the development of these standards, which provide a common foundation for WiMAX, LTE and UMB. Our WiMAX solution delivers high performance and low cost per megabit. With our leadership in MIMO antenna technology, a standard component of all WiMAX devices, we believe that our WiMAX solution delivers more bandwidth for significantly less installed cost.

In addition, we offer a variety of voice over packet products (softswitches, media gateways, international gateways), multimedia communication servers, SIP-based application servers, IMS products, optical products, WAN switches, and digital, circuit-based telephone switches.

Our product development for MCCN is focused on next-generation mobile broadband, enhanced residential and business services, cable solutions, and converged voice and data solutions for wireline and wireless service providers. We continue to build on our leadership in VoIP as a precursor to fully-converged networks based on SIP and IMS. Successful deployment and performance of VoIP systems will be critical to winning market share in IMS. To support this shift, we have already installed more than 1,000 SIP-enabled networks around the world. Over the last eight years, we have also made progressive investments in 4G technologies. Near the end of 2006, our WiMAX product program entered the early trial phase with multiple service providers across four continents. In December, we announced our first mobile WiMAX contract with Chunghwa Telecom as part of the Taiwan government’s M-Taiwan initiative. We are also focused on developing a viable, self-sustaining WiMAX device ecosystem to drive early service adoption.

MCCN competitors include Ericsson, Alcatel-Lucent, Motorola, Samsung, Nokia, Siemens, Huawei, ZTE, NEC and Cisco Systems. The most important competitive factor is best-in-class technology and features. Additional factors include, in order of priority, product quality and reliability, customer and supplier relationships, warranty and customer support, network management, availability, interoperability, price and cost of ownership, regulatory certification and customer financing. Capital costs are becoming less important as operating costs and device subsidies become a bigger part of the service provider business case.

In 2006, we took a series of steps to narrow our focus to communications technologies undergoing transition, in part to address the significant competitor consolidation in maturing product segments. With the divestiture of our UMTS access business, resources were made available to more effectively address growing opportunities in carrier VoIP, IMS and 4G. We are focused on supporting customers as they move through transitions from circuit voice to converged IP networks and from 2G to 4G wireless networks, and on developing a more tightly-defined migration strategy for dominant CDMA service providers.

Our plan is to establish segment leadership with products and expertise spanning the gap between these legacy and future-focused network environments. As part of this strategic shift, we have identified strategic alliances as a key element of a successful offer, and we are taking steps to create these alliances in both the WiMAX and IMS markets.

We are #2 globally in CDMA revenues, according to the Dell’Oro Group, and we have benefited from recent customer network upgrades to 3G technology — like CDMA 1xEV-DO Rev. A — for faster broadband wireless access. The GSM market, which though declining is expected to remain the largest in telecommunications equipment for several years, is dominated by Ericsson, Nokia and Siemens. Some GSM service providers have expressed uncertainty about our commitment to the GSM access business in light of our UMTS access divestiture. Despite this, we have GSM customers across the North American, CALA (Caribbean and Latin America), EMEA (Europe, Middle East and Africa) and Asia regions, with economies of scale to support ongoing development for those seeking to delay the move to UMTS or 4G. We also expect to benefit from economic conditions that we believe are more favorable for WiMAX than UMTS. UMTS has suffered from lack of innovation and investment caused by very high spectrum license fees for service providers, and the downturn early in this decade in availability of capital for dot-com companies.

Two customers make up approximately 29% of MCCN 2006 revenue. The loss of either of these customers could have a material adverse effect on the MCCN segment.

Significant MCCN Developments

•	Signed five-year, estimated $2,000 agreement to supply Verizon Wireless with CDMA equipment and services supporting network expansion and rollout of new music, video, and other broadband data and multimedia services.
•	Selected by Chunghwa Telecom to provide first mobile WiMAX network in Taiwan.
•	Introduced new mobile WiMAX product portfolio, including demonstration of real-time, multimedia IPTV and IMS services, deployments in Canada for Netago Wireless and in Greece for Craig Wireless, and trials with Golden Telecom in Moscow, National Taiwan University and Japan’s Ministry of Internal Affairs and Communications.
•	Selected by Golden Telecom to build Moscow’s first wireless mesh network, expected to provide universal indoor and outdoor wireless access for approximately 3.9 million households.

•	Selected to provide GSM-R solutions for China’s Ministry of Railways, Indian Railways, SNTF Algeria, and Spain’s first international high-speed railway line.
•	Selected by Denver-based Cebridge, one of the 10 largest cable operators in the United States, to provide VoIP solutions for two new cable franchise acquisitions.
•	Signed global purchase agreement with Denver-based Liberty Global, the world’s leading international cable operator, for cable VoIP and optical solutions and services through 2007.
•	Provided ‘triple-play’ voice, video and broadband cable network solution for Amsterdam-based UPC Broadband, a division of Liberty Global.
•	Selected by Vidéotron, Quebec’s leading cable operator and integrated communications supplier, to provide an end-to-end cable VoIP solution using PacketCable and SIP protocols.

     Enterprise Solutions

We provide Enterprise Solutions addressing the main, branch and home office needs of large and small businesses globally across a variety of industries, including healthcare and financial service providers, retailers, manufacturers, utilities, educational institutions and government agencies.

These enterprises are deploying data, voice, video, chat, conferencing, Web collaboration and other communications and networking solutions over IP-based converged networks to improve cost efficiency, capacity, speed, quality, performance, resiliency and security. They are also beginning to focus on integration of communications-enabled applications into business processes, using emerging technologies like SOA and unified communications.

Our extensive ES portfolio addresses businesses of all sizes with reliable, secure and scalable products spanning Ethernet layers 2-7, secure routing and end-to-end network security, unified communications, IP and digital telephony (including phones), wireless LANs, IP and SIP contact centers, self-service solutions, messaging, conferencing, and SIP-based multimedia solutions.

The global enterprise equipment market segments in which we compete can generally be categorized as converged data and voice networks and voice and unified communications applications. Cisco is our largest competitor in providing data network products and solutions for enterprises, while Avaya is the largest in providing voice equipment. Other principal competitors include Siemens, Alcatel-Lucent and NEC. We also compete with smaller niche companies like Juniper Networks, 3Com, Extreme Networks and Enterasys Networks.

Competitive factors include, in order of priority, product quality, product reliability, product availability, best-in-class technology and features, price and total cost of ownership, warranty and customer support, installed base, customer and supplier relationships, ability to comply with regulatory and industry standards on a timely basis, end-to-end portfolio coverage, distribution channels and alternative solutions from service providers.

We believe that our competency in data and voice networking, combined with voice and unified communications applications, provides a competitive position in the converging enterprise environment. Our products and services attract customers ranging in size from smaller SMBs (small- to medium-sized businesses) to the largest enterprises. Partnerships such as the Innovative Communications Alliance with Microsoft are expected to provide seamless technology integration for customers looking to coordinate desktop software suites with business communications solutions. We are seeking to improve our competitive position in the enterprise market through such alliances, and by expanding partnerships to improve coverage and efficiency of channels to market.

We leverage an extensive array of channel partners for global market reach, and to provide our customers with a range of deployment choices. We continue our focus on the top 150 channel partners, doubling the number of people supporting the service provider channel and significantly increasing our independent value-added reseller and system integrator resources. We have also created a two-tier value-added distribution model to better serve mid-market businesses and SMBs. We have established agreements with key resellers to jointly market, manage, recruit and grow a base of smaller resellers specializing in various SMB ‘sub-segments.’ We have also created simplified accreditation and ‘fast-track’ training programs to lower partner cost of entry for selling our SMB portfolio and increasing sales. In the United States, we leverage our IP call center assets in a newly created inside sales center to systematically reach mid-market and SMB customer segments with increased scale and velocity. This inside sales team coordinates with regionally aligned field representatives and partner teams on an ‘inside/outside’ approach targeting migration of our large installed base and new convergence opportunities.

Significant ES Developments

•	Achieved significant win with Royal Dutch Shell as part of Innovative Communications Alliance with Microsoft.
•	Signed three-year partnership agreement with BT to deliver VoIP, multimedia, instant messaging and mobile communications to U.K. enterprises of all sizes.
•	Provided VoIP networks for a number of enterprises around the world, including the InterContinental Jeddah Hotel in Jeddah, Saudi Arabia; Jazeera Airways in Kuwait; INDEVCO (Industry Development Company) in Lebanon; the Agriculture Bank of China; the Langham Hotel in Hong Kong; and Kroger grocery stores, Kohl’s department stores, and Station Casinos in the United States.
•	Supplied converged voice and data network providing hospitality solutions and services for the Louisiana Superdome in New Orleans.
•	Provided or received orders for solutions supporting communications, video streaming and multimedia for The Telegraph Group and The Economist Group, both major British media organizations, and for the new headquarters building of The New York Times Company scheduled to open in 2007.
•	Provided fixed business telephony solutions for the XX Winter Olympic Games in Turin, Italy for 2,500 athletes, 10,000 media representatives, and Olympic staff.
•	Implemented secure wireless network for the Bell Centre, home of the Montreal Canadiens hockey team, and a network security solution for Macquarie University in Australia.
•	Improved communications and online access to advanced learning resources for more than 40,000 students, faculty and staff at China’s University of Petroleum.

Metro Ethernet Networks

As applications converge over IP, Ethernet technology is evolving from a service for business-to-business communications to an infrastructure capable of supporting delivery of next-generation, IP-based voice, video and data applications. IP-based video traffic, in particular, is facilitating this shift to an Ethernet infrastructure. Internet video, residential broadcast TV, video on demand, and new wireless broadband multimedia applications are expected to drive significantly increased bandwidth requirements. Service providers are now looking to Ethernet as the transport technology for these new video services in addition to other voice and data services for residential and corporate customers. We believe that Ethernet technology has the potential to become an infrastructure of choice for the growing metropolitan transport market.

Our MEN solutions are designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost per megabit for emerging video-intensive applications. The MEN portfolio includes Carrier Ethernet switching, optical networking, and multiservice switching products.

Enabling fast failover capability, service scalability and carrier-class operations, our Carrier Ethernet portfolio provides Ethernet switching devices optimized for aggregating and transporting next-generation multimedia services within a service provider’s metropolitan network. Our Carrier Ethernet products feature innovative PBT, or provider backbone transport, technology developed by Nortel that can enable service providers and large enterprises to simplify network management, redefine service quality and deliver substantial cost savings using Ethernet technology. We are a leading contributor in the drive to establish an IEEE, or Institute of Electrical and Electronics Engineers, standard based on PBT, for extending the simplicity and ease-of-use of Ethernet beyond connectivity services to include network transport. We captured a significant PBT win with BT in January 2007 and hope to capitalize on it to build market momentum and drive additional sales.

Within our Optical portfolio, our Multiservice SONET/SDH products merge the speed, cost and simplicity of Ethernet with the reach and robustness of optical technologies in order to switch new IP-based applications, deliver Ethernet connectivity services, and maintain efficient transport of legacy traffic. With network engineering and planning built into our WDM equipment, our eDCO and eROADM enable service providers to dynamically re-route wavelengths over different fiber types. In mid-2006, we expanded our optical portfolio to include an advanced business continuity system that increases intelligence at the WAN edge to enhance performance and security. This system also offers wide area file services that simplify branch office computing, and makes data center connectivity more straightforward with real-time hardware compression, time-of-day bandwidth management, and storage extension technologies.

Our Multiservice Switch portfolio offers reduced networking costs for service providers and enterprises through network consolidation, supporting multiple networking technologies such as ATM, Frame Relay, IP and voice on a single platform.

Cisco and Alcatel-Lucent have leading market shares in the existing Carrier Ethernet market. Other competitors include Atrica, Siemens, Huawei, Extreme and Foundry. We believe the Carrier Ethernet market will bisect into Ethernet over

MPLS solutions and native Carrier Ethernet switching solutions such as ours. With PBT for determinism and QoS, PBB for service scalability, and our Metro Ethernet Service Operations System for simplified operations and management, we have chosen a different direction than our primary competition, and we look to obtain a leadership share in the new and evolving Carrier Ethernet switching market.

The global Optical market is segmented and market position can fluctuate significantly on a quarter-by-quarter basis, but we remain a leading global provider of optical networking, especially in optical WDM equipment. Our principal competitors in this market are large communications companies such as Alcatel-Lucent, Huawei, Cisco, Fujitsu and Ciena. In addition, we compete with smaller companies that address specific niches within this market, such as ADVA and Infinera. Certain competitors are also strong on a regional basis, such as Huawei and NEC in the Asia region.

Principal competitive factors include advanced features that enable network flexibility, adaptability and faster turn-up, maximize Quality of Service and smooth migration to Ethernet-based networks, and reduce total cost of implementation and ongoing operation. Another important factor is standards-based product implementation for inter-vendor operability.

Significant MEN Developments

•	Selected by BT in January 2007 to supply carrier-grade Ethernet solutions — based on PBT technology pioneered by Nortel — for high-bandwidth services transport over BT’s 21st Century Network.
•	Selected to provide optical solutions for Liberty Global, the world’s leading international cable operator, and Charter Communications, the fourth largest U.S. cable operator.
•	Provided optical backbone for London-based ntl Incorporated, the U.K.’s largest cable operator.
•	Won Carrier Ethernet award from Shanghai Telecom for high-bandwidth, business-critical voice, data and video services in China’s largest city.
•	Provided a Carrier Ethernet-based ‘triple-play’ voice, video and multimedia services solution for Pride, a telecommunications service provider in Russia.
•	Provided wireless backhaul solution for Sonofon A/S, Denmark’s second largest mobile telephone service provider, to help deliver services like interactive gaming, music downloads, video streaming and Web browsing.
•	Selected by service providers COLT in the U.K., Golden Telecom in Russia, and Southern Cross Cables in the U.S. to provide optical solutions supporting high-bandwidth data and video services.
•	Selected by Mobile Telecommunications Company, a leading mobile service provider in the Middle East and Africa, to deliver high-speed mobile services such as mobile video, multimedia messaging and Web browsing.
•	Awarded contract by Iraq Telecommunications & Post to build nationwide optical backbone for high-quality, high-bandwidth data, video and multimedia services.
•	Optical Metro 3500 next-generation SONET platform was the first stand-alone optical network element to be JITC-certified as interoperable with the U.S. Defense Switched Network for voice and data transport and included on the U.S. Department of Defense Voice Network Approved Products List.
•	Provided enhanced business continuity services with optical solutions for enterprise customers including automaker BMW; St. George, Australia’s fifth largest bank; and Banco Real ABN Amro, a leading financial institution in Brazil.
•	Enabled collaborative research globally by supplying optical networks to research and education institutions including SurfNet in the Netherlands, RISQ in Canada, the Chinese Academy of Sciences, and the Joint Universities Computer Centre of Hong Kong.

Global Services

We have increased our emphasis on services and now provide services and solutions supporting the entire lifecycle of multi-vendor, multi-technology networks for enterprises and service providers worldwide seeking to reduce costs, improve efficiency and performance, and capitalize on new revenue opportunities. This includes services to help design, deploy, support and evolve networks for small- and medium-sized businesses and large global enterprises; municipal, regional and federal government agencies; wireline and wireless service providers; cable operators; and MVNOs.

Managed Services and Application Services are expected to grow the fastest, with significant opportunities in transforming networks to IP and next-generation wireless technologies; multimedia communications including Web conferencing and Web services; and vertical solutions for municipal wireless, security and enterprise mobility.

Our GS portfolio is organized into four service product groups:

•	Network Implementation Services including network planning, installation, integration, optimization and security services that help ensure our solutions, including multi-vendor products and services, are engineered and deployed to high industry standards and meet the specific requirements of our customers.
•	Network Support Services including technical support, hardware maintenance, equipment spares logistics, and on-site engineers that help deliver higher network performance at a more competitive total cost of ownership.
•	Network Managed Services including support for individual solutions throughout networks and hosted multimedia services that provide access to advanced network capabilities while reducing customer investment in assets and operational management. We monitor and manage customer networks from network management centers in Europe, Asia and North America.
•	Network Application Services including applications development, integration and Web services that help enhance business processes and consumer services by optimizing business infrastructures.

We combine these services with products, consulting and multi-vendor integration to create network business solutions addressing specific customer business needs. We also develop network partner solutions that leverage relationships with partners like Microsoft and IBM.

We sell services on a direct basis in the service provider market and employ both direct and indirect sales models for the enterprise market. The majority of services we offer for the enterprise market are provided to and through channel partners, many of whom also deliver other services on a direct basis to customers of Nortel products.

Our key competitors in GS include Ericsson, Nokia, Siemens, Alcatel-Lucent and Motorola in the service provider market, and Cisco, Avaya and Motorola in the enterprise market. Principal competitive factors include, in order of priority, size and scale, global delivery capability and brand recognition. Other important competitive factors include reputation, commitment, investment, installed base, solutions focus and multi-vendor expertise.

As the impact of convergence grows, we expect that our experience in serving enterprises and service providers (wireline, wireless and cable) will become an increasingly important differentiator for our GS offerings. We have significant market presence and incumbent service relationships in both of these markets, although we need to increase our Nortel brand recognition in services. Market consolidation and recent mergers of major competitors are expected to increase the competition for services, as is the continued consolidation of IT and communications. Our top competitors are focused on the large market opportunity for services and have launched competitive service-led strategies. We hope to meet this challenge in part by expanding our service capabilities through strategic partnerships and acquisition of resources with critical skills.

We have affirmed our commitment to services and solutions by making this segment a key growth initiative. With a large installed base, multi-vendor expertise and brand recognition, we have significant opportunity to expand services sales.

Significant GS Developments

•	Won seven-year network managed services award from Rolls-Royce, a leading global provider of power systems and services, including management of existing telephone network and transition to a single, advanced VoIP network including unified messaging and mobility services.
•	Received agreement to continue managing Kodak’s U.S. voice network, which we have done since 1995.
•	Introduced industry’s first Managed VoIP Service with Proactive Voice Quality Management, and announced Hong Kong brokerage firm CLSA as one of our first customers for this service.
•	Deployed municipal wireless networks for the town of Carlsbad, NM, Occoquan Wireless in Occoquan, VA, Ronco Communications in Niagara County, NY, and Annapolis Wireless in Annapolis, MD.
•	Awarded up to five-year network managed services deal by India’s Bharti Airtel, including hosted contact center services using advanced, multi-language interactive voice response technology to provide a 24/7 ‘virtual storefront’ voice portal for more than 20 million subscribers to Bharti Airtel’s GSM mobile, broadband and fixed-line services.
•	Won maintenance agreement for state-of-the-art Nortel IP network to serve new headquarters building of The New York Times Company scheduled to open in 2007.
•	Provided network design, integration, management and maintenance services enabling Suddenlink Communications, one of the 10 largest cable operators in the U.S., to provide IP telephony services.

In 2006 and prior periods, revenues from network services consisting of network planning and installation have been generally bundled with our product sales and not included in Global Services revenues. Beginning in the first half of 2007, we expect to include these services in our GS revenues.

Sales and Distribution

All of our reportable segments use our direct sales force to market and sell to customers around the world. This sales force operates on a regional basis and markets and sells Nortel products and services to customers located in Canada, the U.S., CALA, EMEA and the Asia region. Our sales offices are aligned with customers on a country and regional basis. For instance, we have dedicated sales account teams for certain major service provider customers located near the customers’ main purchasing locations. In addition, teams within the regional sales groups work directly with top regional enterprises, and are also responsible for managing regional distribution channels. We also have centralized marketing, product management and technical support teams dedicated to providing individual product line support to the global sales and support teams.

In some regions, we also use sales agents who assist us when we interface with our customers. In addition, we have some non-exclusive distribution agreements with distributors in all of our regions, primarily for enterprise products. Certain service providers, system integrators, value-added resellers and stocking distributors act as our non-exclusive distribution channels under those agreements.

Backlog

Our order backlog was approximately $5,200 and $5,400 as of each of December 31, 2006 and 2005, respectively. The backlog consists of confirmed orders as well as $3,398 of deferred revenues as reported in our consolidated balance sheets. A portion of our deferred revenues and advanced billings are non-current and we do not expect to fill them in 2007. Most orders are typically scheduled for delivery within twelve months, although in some cases there could be significant amounts of backlog relating to revenue deferred for longer periods. These orders are subject to future events that could cause the amount or timing of the related revenue to change, such as rescheduling or cancellation of orders by customers (in some cases without penalty where management believes it is in our best interest to do so), or customers’ inability to pay for or finance their purchases. Backlog should not be viewed as an indicator of our future performance. A backlogged order may not result in revenue in a particular period, and actual revenue may not be equal to our backlog estimates. Our presentation of backlog may not be comparable with that of other companies.

Product Standards, Certifications and Regulations

Our products are heavily regulated in most jurisdictions, primarily to address issues concerning inter-operability of products of multiple vendors. Such regulations include protocols, equipment standards, product registration and certification requirements of agencies such as Industry Canada, the U.S. Federal Communications Commission, requirements cited in the Official Journal of the European Communities under the New Approach Directives, and regulations of many other countries. For example, our products must be designed and manufactured to avoid interference among users of radio frequencies, permit interconnection of equipment, limit emissions and electrical noise, and comply with safety and communications standards. In some jurisdictions, regulatory approval is required before our products can be used. Delays inherent in the regulatory process may force us to postpone or cancel introduction of products or features in certain jurisdictions, and may result in reductions in sales. Failure to comply with these regulations could result in a suspension or cessation of local sales, substantial costs to modify our products, or payment of fines to regulators. For additional information, see “Environmental Matters” in each of the MD&A and Legal Proceedings sections, and the Risk Factors section of this report. The operations of our service provider customers are also subject to extensive country-specific regulations.

Sources and Availability of Materials

Starting in 1999, our manufacturing and supply chain strategy has evolved from a traditional in-house model to an outsourced model where we rely primarily on electronic manufacturing services, or EMS, suppliers. We believe this model allows us to benefit from leading manufacturing technologies, leverage existing global resources, lower cost of sales, more quickly adjust to fluctuations in market demand, and decrease our investment in plant, equipment and inventories. By the end of 2003, we had divested most of our manufacturing activities to leading EMS suppliers. In the second quarter of 2006, we completed divestitures of substantially all of our remaining manufacturing and related activities to Flextronics, including optical design activities in Ottawa, Canada and Monkstown, Northern Ireland, and manufacturing activities in Montreal and Calgary in Canada and Chateaudun, France. We retained our Monkstown manufacturing operations and established an EMEA supply chain center there. For more information on our supply chain strategy, see “Executive Overview — Significant Developments in 2006 and 2007 — Supply Chain Strategy” in the MD&A section of this report.

We continue to retain all supply chain strategic management and overall control responsibilities, including customer interfaces, customer service, order management, quality assurance, product cost management, new product introduction, and network solutions integration, testing and fulfillment. We are generally able to obtain sufficient materials and components to meet the needs of our reportable segments to be able to deliver products within customary delivery periods. In each segment, we:

•	Make significant purchases, directly or indirectly through our EMS suppliers, of electronic components and assemblies, optical components, original equipment manufacturer, or OEM, products, software products, outsourced assemblies, outsourced products and other materials and components from many domestic and foreign sources.
•	Maintain alternative sources for certain essential materials and components.
•	Occasionally maintain or request our suppliers to maintain inventories of components or assemblies to satisfy customer demand or minimize effects of possible market shortages.

For more information on our supply arrangements, see note 14, “Commitments”, to the accompanying audited consolidated financial statements and “Liquidity and Capital Resources — Future Uses and Sources of Liquidity — Future Uses of Liquidity — Contractual cash obligations” in the MD&A section, and the Risk Factors section of this report. For more information on inventory, see “Application of Critical Accounting Policies and Estimates — Provisions for Inventory” in the MD&A section of this report.

Seasonality

We experienced a seasonal decline in revenues in the first quarter of 2006 compared to the fourth quarter of 2005, followed by sequential growth in each quarter thereafter across all reportable segments. The quarterly profile of our business results in 2007 is not expected to be consistent across all reportable segments. We typically expect a seasonal decline in revenue in the first quarter but there is no assurance that results of operations for any quarter will necessarily be consistent with our historical quarterly profile or that our historical results are indicative of our expected results in future quarters. See “Results of Operations” in the MD&A section, and the Risk Factors section, of this report.

Strategic Alliances, Acquisitions, Minority Equity Investments and Divestitures

Our industry is characterized by rapid change and a wide variety of complex technologies. To deliver optimal solutions to customers, we supplement our own development activities by continually evaluating and from time to time engaging in strategic alliances, joint ventures, acquisitions, minority equity investments and divestitures as necessary to support our business strategy.

In 2006, we formed a strategic alliance with Microsoft to accelerate availability of unified communications, and we acquired Tasman Networks, Inc., a company with a portfolio of enterprise routers. In 2005, we formed a joint venture with LG Electronics, Inc. that offers advanced telecommunications and networking solutions for Korean and global customers; and acquired PEC Solutions, Inc. (now known as Nortel Government Solutions Incorporated, or NGS) to grow our business with U.S. government clients.

We continue to make and hold minority investments in businesses with technology, products or services that support a current strategic commercial relationship or provide us with insight into options for future relationships.

In May of 2006, we completed the transfer of substantially all of our remaining manufacturing and related activities and assets to Flextronics. On December 31, 2006, we closed the sale to Alcatel-Lucent of assets and liabilities relating to our UMTS access business, helping us to simplify our business and strategically focus investments for leadership in key markets.

For additional information regarding these topics, see “Executive Overview — Significant Business Developments in 2006 and 2007” in the MD&A section, and the Risk Factors section, of this report and note 10, “Acquisitions, divestitures and closures” to the accompanying audited consolidated financial statements.

Research and Development

Through internal R&D initiatives and external R&D partnerships, we continue to invest in the development of technologies that we believe address customer needs to reduce operating and capital expenses, transition seamlessly to next-generation converged networks, and deploy new, profitable services that change the way people live, work and play.

We are focused on key technologies that we believe will make communications simpler in an emerging era of pervasive personal broadband, and enable businesses and consumers to enjoy a true broadband experience in accessing personalized content and services from any location at any time.

Achieving this vision requires extensive knowledge of different products, technologies and capabilities. The challenges that must be overcome (such as fixed-mobile convergence, real-time communications handoff, true presence, extension of enterprise applications to mobile devices, carrier-grade enterprise mobility) are multi-dimensional, spanning the domains of wireless and wireline, carrier and enterprise, and infrastructure and applications.

To drive transformation of today’s networks, we are investing in a variety of innovative technologies, primarily focused in the areas of 4G broadband wireless (WiMAX, LTE, UMB, OFDM, MIMO), Carrier Ethernet (PBT, PBB), optical (eDCO, eROADM, DOC), next-generation enterprise unified communications, Web-based applications and services (IMS, SOA), and secure networking.

As at December 31, 2006, we employed approximately 12,270 regular full-time R&D employees (excluding employees on notice of termination). We conduct R&D through ten R&D Centers of Excellence across the globe. We also invest in approximately 50 technology innovation initiatives with more than 20 major universities around the world. We complement our in-house R&D through strategic alliances, partners, and joint ventures with other best-in-class companies. As an example, we have formed strategic relationships with Microsoft, LG Electronics and IBM.

We also work with and contribute to leading research organizations, research networks and international consortia, including the Canadian National Research Network (CANARIE), the Global Lambda Integrated Facility (GLIF), Internet2, and SURFnet.

Standards are a key component of product development, providing an essential framework for adoption of new technologies and services. We participate in approximately 100 global, regional and national standards organizations, forums and consortia — spanning IT and telecom — and hold leadership positions in many of them.

As part of our Business Transformation Plan, we have launched an initiative to help increase quality, predictability and effectiveness in our R&D processes, platforms and tools. This includes increased re-use at the component and platform level, which we believe will enable us to make products more cost-effectively and improve time-to-market for future product development. Though R&D investment will continue to be a priority, our goal is to decrease R&D run rate to an industry-competitive 15% of revenue by mid-2007.

The following table shows our consolidated expenses for R&D in each of the past three fiscal years ended December 31:

	2006	2005	2004

R&D expense	$1,939	$1,874	$1,975
R&D costs incurred on behalf of others*	16	28	40

Total	$1,955	$1,902	$2,015

*	These costs include research and development charged to customers pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

For additional information regarding R&D expenses, see “Results of Operations — Operating Expenses — Research and Development Expense” in the MD&A section of this report.

Intellectual Property

Intellectual property is fundamental to Nortel and the business of each of our reportable segments. We generate, maintain, use and enforce a substantial portfolio of intellectual property rights, including trademarks, and an extensive portfolio of patents covering significant innovations arising from R&D activities. We have entered into mutual patent cross-license agreements with several major companies to enable each party to operate with reduced risk of patent infringement claims. In addition, we license certain of our patents and/or technology to third parties, and license certain intellectual property rights from third parties. Our trademarks and trade names, Nortel and Nortel Networks, are two of our most valuable assets. We sell products primarily under these brand names. We have registered the Nortel and Nortel Networks trademarks, and many of our other trademarks, in countries around the world.

We use intellectual property rights to protect investments in R&D activities, strengthen leadership positions, protect our good name, promote our brand name recognition, enhance competitiveness and otherwise support business goals. See the Risk Factors section of this report.

Employee Relations

At December 31, 2006, we employed approximately 33,760 regular full-time employees (excluding employees on notice of termination and including employees of our joint ventures) including approximately:

•	12,950 regular full-time employees in the United States;
•	7,080 regular full-time employees in Canada;
•	5,950 regular full-time employees in EMEA; and
•	7,780 regular full-time employees in other countries.

We also employ individuals on a regular part-time basis and on a temporary full- or part-time basis, and engage the services of contractors as required. During 2006, approximately 2,760 regular full-time employees were hired.

Between 2004 and 2006, approximately 2,100 of our employees were transferred to Flextronics in connection with divestitures of manufacturing activities to Flextronics. In the fourth quarter of 2006, we sold substantially all of our assets and liabilities related to our UMTS access products and services to Alcatel-Lucent, resulting in the transfer of approximately 1,700 employees, primarily in France, Ottawa and Beijing. Additionally, in the second quarter of 2006, we announced plans to reduce our workforce by approximately 1,900 employees. Approximately 60% of those reductions were completed by year end. On February 7, 2007, we announced next steps in our Business Transformation Plan including a net reduction in our global workforce of approximately 2,900 positions, or the 2007 Restructuring Plan. We expect that approximately 70% of these reductions will take place in 2007. We also plan to shift approximately 1,000 positions to lower cost locations, with approximately 40% of this activity taking place in 2007. For more information on the 2007 Restructuring Plan, see “Executive Overview — Significant Business Developments in 2006 and 2007” in the MD&A section of this report.

For additional information, see “Sources and Availability of Materials” above in this section of this report, note 7, “Special charges”, to the accompanying audited consolidated financial statements and “Results of Operations — Operating Expenses — Special Charges” in the MD&A section of this report.

At December 31, 2006, labor contracts covered approximately 2% of our employees, including four contracts covering approximately 3% of Canadian employees, three contracts covering approximately 4% of EMEA employees, one contract covering all employees in Brazil, and one contract covering less than 1% of employees in the United States (employed by NGS).

Employee morale, satisfaction and career development continue to be important areas of focus. Although recruitment of skilled employees in recent years has been highly challenging in our industry, we saw an increase in recruitment success in some areas in 2006, especially with regard to new graduates. Our employee attrition rate has been relatively stable in 2006 and 2005, though slightly increased from 2004. We believe it will become increasingly important to our future success to attract, integrate and retain employees with very high levels of technical expertise, management skills, sales experience, financial expertise and other skill sets critical in this industry. See the Risk Factors section of this report.

Environmental Matters

Our business is subject to a wide range of continuously evolving environmental laws in various jurisdictions. We seek to operate our business in compliance with these changing laws and regularly evaluate their impact on operations, products and facilities. Existing and new laws may cause us to incur additional costs. In some cases, environmental laws affect our ability to import or export certain products to or from, or produce or sell certain products in, some jurisdictions, or have caused us to redesign products to avoid use of regulated substances. Although costs relating to environmental compliance have not had a material adverse effect on our capital expenditures, earnings or competitive position to date, there can be no assurance that such costs will not have a material adverse effect going forward. For additional information on environmental matters, see “Environmental Matters” in each of the MD&A and Legal Proceedings sections of this report.

Financial Information about Segments and Product Categories

For financial information about segments and product categories, see note 6, “Segment information”, to the accompanying audited consolidated financial statements, and “Segment Information” in the MD&A section of this report.

Financial Information by Geographic Area

For financial information by geographic area, see note 6, “Segment information”, to the accompanying audited consolidated financial statements and “Results of Operations — Revenues” in the MD&A section of this report.

Working Capital

For a discussion of our working capital practices, see note 11, “Long-term debt, credit and support facilities”, to the accompanying audited consolidated financial statements, “Liquidity and Capital Resources” and “Application of Critical Accounting Policies and Estimates” in the MD&A section of this report, the Risk Factors section of this report and “Sources and Availability of Materials” above in this section of this report.

GLOSSARY OF CERTAIN TECHNICAL TERMS

ATM (Asynchronous Transfer Mode) is a high-performance, cell-oriented switching and multiplexing technology that uses fixed-length packets to carry different types of traffic.

CDMA (code division multiple access) is a 2G digital mobile technology.

Determinism refers to the capability to identify the paths a service is taking over the network in order to simplify troubleshooting and to establish back-up paths ensuring 50-millisecond switch times.

DOC (Domain Optical Controller) is an intelligent software engine responsible for continuously monitoring and optimizing an entire optical network.

eDCO (electronic Dispersion Compensating Optics) extends wavelengths over 2,000 kilometers without regeneration, amplification or dispersion compensation.

EDGE (Enhanced Data GSM Environment) is a faster version of GSM.

eROADM (Enhanced Reconfigurable Optical Add/Drop Multiplexer) is a component of Nortel’s Common Photonic Layer (CPL), an agile, self-optimizing DWDM platform for cost-effective metro, regional and long haul networks. eROADM enables dynamic optical branching of up to five different optical paths in addition to basic add/drop of individual wavelengths.

Ethernet is the world’s most widely used standard (IEEE 802.3) for creating a local area network connecting computers and allowing them to share data.

Failover is the capability to switch automatically to a redundant or standby network device without human intervention when a failure occurs.

GPRS (General Packet Radio Service) is a 2.5G standard for wireless data communications based on GSM.

GSM (Global System for Mobile communications) is a 2G digital mobile technology.

GSM-R (Global System for Mobile Railway communications) is a secure wireless standard based on GSM for voice and data communication between railway drivers, dispatchers, shunting team members, train engineers, station controllers and other operational staff.

IMS (IP Multimedia Subsystem) is an open industry standard for voice and multimedia communications using the IP protocol as its foundation.

IP (Internet Protocol) is a standard that defines how data is communicated across the Internet.

IT means information technology.

JITC (Joint Interoperability Test Command) is the organization within the U.S. Defense Information Systems Agency (DISA) responsible for confirming that network elements meet all critical Defense Switched Network (DSN) requirements.

LAN (Local Area Network) is a computer network that spans a relatively small area — usually a single building or group of buildings — to connect workstations, personal computers, printers and other devices.

LTE (Long Term Evolution) is an evolving standard expected to enable wireless networks to support data transfer rates up to 100 megabits per second.

MIMO (Multiple Input Multiple Output) uses multiple antennas on wireless devices to send data over multiple pathways and recombine it at the receiving end, improving transmission efficiency, distance, speed and quality.

MPLS (MultiProtocol Label Switching) is a data-carrying mechanism that emulates some properties of a circuit-switched network over a packet-switched network.

MVNO (mobile virtual network operator) is a wireless service provider without radio spectrum or network infrastructure that buys minutes of use for sales to its customers under its brand from another wireless service provider.

OFDM (Orthogonal Frequency-Division Multiplexing) is a technique used with wireless local area networks (LANs) to transmit large amounts of digital data over a large number of carriers spaced at precise radio frequencies.

PBB (Provider Backbone Bridging) extends the ease-of-use, high capacity and lower cost of Ethernet technology beyond corporate networks to service provider networks by providing sufficient additional addressing space for orders of magnitude greater scalability.

PBT (Provider Backbone Transport) is an innovative technology that delivers the TDM-like connection management characteristics service providers are familiar with to traditionally connectionless Ethernet.

QoS (Quality of Service) refers to control mechanisms that prioritize network traffic to ensure sufficient bandwidth for real-time, delay-sensitive applications like VoIP and IPTV.

SIP (Session Initiation Protocol) is an IP telephony signaling protocol developed by the IETF (Internet Engineering Task Force) primarily for VoIP but flexible enough to support video and other media types as well as integrated voice-data applications.

Six Sigma is a popular business improvement methodology employed by many companies to eliminate defects and improve customer satisfaction.

SOA (Service Oriented Architecture) uses a range of technologies that define use of loosely coupled software services to support requirements of business processes and software users. SOA allows independent services with defined interfaces to perform tasks in a standard way without having foreknowledge of the calling application.

SONET/SDH (Synchronous Optical NETwork/Synchronous Digital Hierarchy) is a method for distributing digital information over optical fiber and allowing communication between interfacing equipment from different vendors. SONET is the protocol for North America and Japan while SDH is the definition for Europe.

UMB (Ultra Mobile Broadband) is an evolving standard expected to enable wireless networks to support data transfer rates up to 280 megabits per second.

VoIP (voice over IP) refers to routing voice over the Internet or any IP (Internet Protocol)-based network.

WAN (Wide Area Network) is a wired and wireless long-distance communications network that covers a wide geographic area — a state or country, for example — to connect LANs.

WDM (wave division multiplexing) is used with optical fiber to modulate several data streams onto a different part of the light spectrum.

WiMAX (Worldwide Interoperability for Microwave Access) is a long-range wireless networking standard for broadband wireless access networks.

ITEM 1A.	Risk Factors

Certain statements in this Annual Report on Form 10-K contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and actual outcomes may be materially different. In particular, the risks described below could cause actual events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.

We have organized our risks into the following categories:

•	Risks Relating to Our Business;
•	Risks Relating to Our Liquidity, Financing Arrangements and Capital; and
•	Risks Relating to Our Restatements and Related Matters.

Risks Relating to Our Business

We face significant emerging and existing competition, may not be able to maintain our market share and may suffer from competitive pricing practices.

We operate in a highly volatile industry that is characterized by industry rationalization and consolidation (both in our competitors and our larger customers), vigorous competition for market share and rapid technological development. Competition is heightened in periods of slow overall market growth. These factors could result in aggressive pricing practices and growing competition from smaller niche companies and established competitors, as well as well-capitalized computer systems and communications companies which, in turn, could separately or together with consolidation in the industry have a material adverse effect on our gross margins. Increased competition could result in price reductions, negatively affecting our operating results and reducing profit margins, and could potentially lead to a loss of market share.

The more traditional distinctions between communications equipment providers, computer hardware and software providers and service and solutions companies are blurring with increasing competition between these entities and yet Nortel believes that to be successful going forward it will be increasingly necessary for companies to partner with others in this group in order to offer an integrated and broader based solution. As such distinctions blur, there is the potential that regulatory decisions may affect customer spending decisions.

Since some of the markets in which we compete are characterized by the potential for rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller, specialized companies and start-up ventures are now, or may in the future become, principal competitors. In particular, we currently, and may in the future, face increased competition from low cost competitors and other aggressive entrants in the market seeking to grow market share.

Some of our current and potential competitors may have substantially greater marketing, technical and financial resources, including greater access to the capital markets, than we do. These competitors may have a greater ability to provide customer financing in connection with the sale of products and may be able to accelerate product development or engage in aggressive price reductions or other competitive practices, all of which could give them a competitive advantage over us. Our competitors may enter into business combinations, such as the merger of Lucent and Alcatel, to create even more powerful, diversified or aggressive competitors.

We may also face competition from the resale of used telecommunications equipment, including our own, by failed, downsized or consolidated high technology enterprises and telecommunications service providers.

We may be materially and adversely affected by cautious capital spending or a change in technology focus by our customers, particularly certain key customers.

Continued cautiousness in capital spending by service providers and other customers may affect our revenues and operating results more than we currently expect and may require us to adjust our current business model. We have focused on larger customers in certain markets, which provide a substantial portion of our revenues and margin. Reduced spending, or a loss, reduction or delay in business from one or more of these customers, a significant change in technology focus or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations, financial condition and liquidity, and we could be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. Further, the trend towards the sale of converged networking solutions could also lead to reduced capital spending on multiple networks by our customers as well as other significant technology shifts, including for our legacy products, which could materially and adversely affect our business, results of operations and financial condition.

Rationalization and consolidation among our customers may lead to increased competition and harm our business.

Continued rationalization and consolidation among our customers could result in our dependence on a smaller number of customers, purchasing decision delays by the merged companies and our playing a lesser role, or no longer playing a role, in the supply of communications products to the merged companies and downward pressure on pricing of our products. This rationalization and consolidation could also cause increased competition among our customers and pressure on the pricing of their products and services, which could cause further financial difficulties for our customers and result in reduced spending. Some of our customers have experienced financial difficulty and have filed, or may file, for bankruptcy protection or may be acquired by other industry participants. A rationalization of customers could also increase the supply of used communications products for resale, resulting in increased competition and pressure on the pricing for our new products.

We operate in highly dynamic and volatile industries. If we are unable to develop new products rapidly and accurately predict, or effectively react to, market opportunities, our ability to compete effectively in our industry, and our sales, market share and customer relationships, could be materially and adversely affected.

We operate in highly dynamic and volatile industries. The markets for our products are characterized by rapidly changing technologies, evolving industry standards and customer demand, frequent new product introductions and potential for short product life cycles. Our success depends, in substantial part, on the timely and successful introduction of timely, cost competitive, innovative and high quality new products and upgrades to replace our legacy products with declining market demand, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. Our success will also depend on our ability to comply with emerging industry standards, to sell products that operate with products of other suppliers, to integrate, simplify and reduce the number of software programs used in our portfolio of products, to anticipate and address emerging market trends, to provide our customers with new revenue-generating opportunities and to compete with technological and product developments carried out by others.

The development of new, technologically advanced products, including IP-optimized networking solutions, software products and 4G wireless networks, is a complex and uncertain process. It requires maintaining financial flexibility to react to changing market conditions and significant R&D commitments, as well as the accurate anticipation of technological and market trends along with the timely delivery of new technology. Investments in this environment may result in our R&D and other expenses growing at a faster rate than our revenues, particularly since the initial investment to bring a product to market may be high or market trends could change unexpectedly. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products.

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

We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic and that the use of the Internet will continue to increase, and that this in turn will lead to the convergence of data and voice through either upgrades of traditional voice networks to transport large volumes of data traffic or the construction of new networks designed to transport both voice and data traffic. Either approach would require significant capital expenditures by service providers. We also believe that these developments will increase the demand for IP-optimized networking solutions and 4G wireless networks.

The demand for IP-optimized networking solutions or 4G wireless networks may be lower than we currently expect or may increase at a slower pace than we currently anticipate. On a regional basis, growth of our revenues from sales of our networking solutions in developing countries, such as China and India, may be less than we anticipate if current customer orders are not indicative of future sales, we are unable to establish strategic alliances in key markets or developing countries experience slower growth or fewer deployments of VoIP and wireless data networks than we anticipate.

The market may also develop in an unforeseen direction. Certain events, including the commercial availability and actual implementation of new technologies, including 4G wireless networks, or the evolution of other technologies, may occur, which would affect the extent or timing of anticipated market demand, or increase demand for products based on other technologies, or reduce the demand for IP-optimized networking solutions or 4G wireless networks. Any such change in demand may reduce purchases of our networking solutions by our customers, require increased expenditures to develop and market different technologies, or provide market opportunities for our competitors.

Certain key and new product evolutions are based on different or competing standards and technologies. There is a risk that the proposals we endorse and pursue may not evolve into an accepted market standard or sufficient active market demand.

If our expectations regarding market demand and direction are incorrect, if sales of our traditional circuit switching solutions decline more rapidly than we anticipate, or if the rate of decline continues to exceed the rate of growth of our next generation solutions, it could materially and adversely affect our business, results of operations and financial condition.

We continue to restructure and transform our business. The assumptions underlying these efforts may prove to be inaccurate, or we may fail to achieve the expected benefits from these efforts, and we may have to restructure or transform our business again in the future.

In order to be successful, we must have a competitive business model which brings innovative products and services to market in a timely way. We continue to restructure and transform our business in response to changes in industry and market conditions and to focus on business simplification, quality improvement, reduced direct and indirect costs, and new revenue growth. We must manage the potentially higher growth areas of our business, which entail higher operational and financial risks, as well as the non-core areas, in order for us to achieve improved results. Our assumptions underlying these actions may not be correct, we may be unable to successfully execute these plans, and even if successfully executed, our actions may not be effective or may not lead to the anticipated benefits. As a result, we may determine that further restructuring or business transformation will be needed, which could result in the need to record further special charges such as costs associated with workforce reductions and we may be unable to maintain or improve our market competitiveness or profitability.

In connection with the transformation of our business, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. Costs incurred in connection with workforce reduction efforts may be higher than estimated. Furthermore, our workforce efforts may impair our ability to achieve our current or future business objectives. Any further workforce efforts including reductions may not occur on the expected timetable and may result in the recording of additional charges.

Further, we have made, and will continue to make, judgments as to whether we should limit investment in, exit, or dispose of, certain businesses. Any decision by management to further limit investment in, or exit or dispose of, businesses may result in the recording of additional charges. Any such decisions may not occur on the expected timetable, or at all, which may have a material adverse effect on our business, results of operations and financial condition.

As part of our review of restructured businesses, we look at the recoverability of their tangible and intangible assets. Future market conditions may trigger further write-downs of these assets due to uncertainties in the estimates and assumptions used in asset valuations, which are based on our forecasts of future business performance, and accounting estimates related to the useful life and recoverability of the net book value of these assets, including inventory, goodwill, net deferred taxes and other intangible assets.

Further write-downs may have a material adverse effect on our business, results of operations and financial condition.

Negative developments associated with our suppliers and contract manufacturers, including our reliance on certain suppliers for key optical networking solutions components, and on a sole supplier for the majority of our manufacturing and design functions, may materially and adversely affect our business, results of operations, financial condition and customer relationships.

Our equipment and component suppliers have experienced, and may continue to experience, financial difficulties and consolidation in their industry, both of which may result in fewer sources of components or products, increased prices and greater exposure to the financial stability of our suppliers. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

In particular, we currently rely on certain suppliers for key optical networking solutions components, and our supply of such components used in our solutions could be materially adversely affected by adverse developments in that supply arrangement with these suppliers. If these suppliers are unable to meet their contractual obligations under our supply arrangements and if we are then unable to make alternative arrangements, it could have a material adverse effect on our revenues, cash flows and relationships with our customers.

As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced substantially all of our manufacturing capacity, and the divestiture of associated assets, to contract manufacturers, including an agreement with Flextronics. See “Developments in 2006 and 2007 — Supply Chain Strategy” in the MD&A section of this report. As a result, a significant portion of our supply chain is concentrated with Flextronics. Outsourcing our manufacturing capability to contract manufacturers involves potential challenges in designing and maintaining controls relating to the outsourced operations in an effective and timely manner. We work closely with our suppliers and contract manufacturers to address quality issues such as cost, quality and timely delivery and to meet increases in customer demand, when needed, and we also manage our internal inventory levels as required. However, we may encounter difficulties including shortages or interruptions in the supply of quality components and/or products in the future and we may also encounter difficulties with our concentrated supply chain relationships. Further, certain key elements of our efforts to transform our business require and are reliant on our suppliers meeting their commitments and working cooperatively and effectively on these transformation aspects.

A reduction or interruption in component supply or external manufacturing capacity, untimely delivery of products, a significant increase in the price of one or more components, or excessive inventory levels or issues that could arise in our concentrated supply chain relationships or in transitioning between suppliers could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

We may be required to pay significant penalties or liquidated damages, or our customers may be able to cancel contracts, in the event that we fail to meet delivery and installation deadlines, which could have a material adverse effect on our revenues, operating results, cash flows and relationships with our customers.

Some of our contracts with customers contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay significant penalties or liquidated damages and the termination of the contract. Our ability to meet these contractual obligations is, in part, dependent on us obtaining timely and adequate component parts and products from suppliers and contract manufacturers. Because we do not always have parallel rights against our suppliers, in the event of delays or failures to timely provide component parts and products, such delays or failures could have a material adverse effect on our revenues, operating results, cash flows and relationships with our customers.

Defects, errors or failures in our products could result in higher costs than we expect and could harm our reputation and adversely affect our business, results of operations and financial condition.

Our products are highly complex, and some of them can be fully tested only when deployed in telecommunications networks or with other equipment. From time to time, our products have contained undetected defects, errors or failures.

The occurrence of defects, errors or failures in our products could result in cancellation of orders and product returns, and the loss of or delay in market acceptance of our products, loss of sales and increased operating or support costs. Further, our customers or our customers’ end users could bring legal actions against us, resulting in the diversion of our resources, legal expenses and judgments, fines or other penalties or losses. Any of these occurrences could adversely affect our business, results of operations and financial condition.

We record provisions for estimated costs related to product warranties given to customers to cover defects. These provisions are based in part on historical product failure rates and costs. See “Application of Critical Accounting Policies and Estimates — Provisions for Product Warranties” in the MD&A section of this report. If actual product failure rates or materials replacement, labor or servicing costs are greater than our estimates our gross margin could be negatively affected.

Fluctuations in foreign currency exchange rates could negatively impact our business, results of operations and financial condition.

As an increasing proportion of our business may be denominated in currencies other than U.S. dollars, fluctuations in foreign currency exchange rates may have an adverse impact on our business, results of operations and financial condition. Our primary currency exposures are to Canadian dollars, British pounds and the euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve. For instance, if we increase our presence in emerging markets, we may see an increase in our exposure to emerging market currencies, such as the Indian rupee. These currencies may be affected by internal factors and external developments in other countries. Also, our ability to enter into normal course derivative or hedging transactions in the future may be impacted by our current credit condition. Significant foreign exchange rate fluctuations could have a material adverse effect on our business, results of operations and financial condition.

If we fail to manage the higher operational and financial risks associated with our international expansion efforts, it could have a material adverse effect on our business, results of operations and financial condition.

We intend to continue to pursue international and emerging market growth opportunities. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and approvals create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on those investments, if any, are realized, which may result in expenses growing at a faster rate than revenues. Furthermore, those projects and investments could be adversely affected by, among other factors: reversals or delays in the opening of foreign markets to new competitors or the introduction of new technologies into such markets; challenging pricing environment in highly competitive new markets; exchange controls; restrictions on repatriation of cash; nationalization or regulation of local industry; economic, social and political risks; taxation; challenges in staffing and managing international opportunities; and acts of war or terrorism.

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

We currently have significant deferred tax assets, which may be used to reduce taxable income in the future. We assess the realization of these deferred tax assets quarterly, and if we determine that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded. If market conditions deteriorate or future results of operations are less than expected, or there is a change to applicable tax rules, future assessments may result in a determination that it is more likely than not that some or all of our net deferred tax assets are not realizable. As a result, we may need to establish an additional valuation allowance for all or a portion of our net deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

If we fail to protect our intellectual property rights, or if we are subject to adverse judgments or settlements arising out of disputes regarding intellectual property rights, our business, results of operations and financial condition could be materially and adversely affected.

Our proprietary technology is very important to our business. We rely on patent, copyright, trademark and trade secret laws to protect that technology. Our business is global, and the extent of that protection varies by jurisdiction. The protection of our proprietary technology may be challenged, invalidated or circumvented, and our intellectual property rights may not be sufficient to provide us with competitive advantages.

In particular, we may not be successful in obtaining any particular patent. Even if issued, future patents or other intellectual property rights may not be sufficiently broad to protect our proprietary technology. Competitors may misappropriate our intellectual property, disputes as to ownership may arise, and our intellectual property may otherwise fall into the public domain or similar intellectual property may be independently developed by competitors reducing the competitive benefits of our intellectual property.

In addition, as part of our business transformation program we are reducing and refocusing the total overall expenditure on protecting our intellectual property rights with an intention to focus on the key elements of such rights but there is a risk we may not adequately protect key elements.

Claims of intellectual property infringement or trade secret misappropriation may also be asserted against us, or against our customers in connection with their use of our products or our intellectual property rights may be challenged, invalidated or circumvented, or fail to provide significant competitive advantages. We believe that intellectual property licensed from third parties will remain available on commercially reasonable terms in such cases, however there can be no assurance such rights will be available on such terms and an inability to license such rights could have a material adverse affect on our business. An unfavorable outcome in such a claim could require us to cease offering for sale the products that are the subject of such a claim, pay substantial monetary damages to a third party, make ongoing royalty payments to a third party and indemnify our customers.

Defense or assertion of claims of intellectual property infringement or trade secret misappropriation may require extensive participation by senior management and other key employees and may reduce their time and ability to focus on other aspects of our business. Successful claims of intellectual property infringement or other intellectual property claims against us or our customers, or a failure by us to protect our proprietary technology, could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to maintain the integrity of our information systems, our business and future prospects may be harmed.

We rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. If we do not maintain adequate security procedures over our information systems, we may be susceptible to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems to access our proprietary information or that of our customers. Even if we are able to maintain procedures that are adequate to address current security risks, hackers or other unauthorized users may develop new techniques that will enable them to successfully circumvent our current security procedures. The failure to protect our proprietary information could seriously harm our business and future prospects or expose us to claims by our customers, employees or others that we did not adequately protect their proprietary information. Furthermore, these occurrences could adversely affect our reputation and result in the loss of or delay in market acceptance of our products and loss of sales, which would adversely affect our business, results of operations and financial condition.

Changes in regulation of the Internet or other regulatory changes may affect the manner in which we conduct our business and may materially and adversely affect our business, operating results and financial condition.

The telecommunications industry is highly regulated by governments around the globe, although market-based reforms are taking place in many countries. Changes in telecommunications regulations, product standards and spectrum availability, or other industry regulation in any country in which we operate could significantly affect demand for and the costs of our products. For example, regulatory changes could affect our customers’ capital spending decisions, increase competition among equipment suppliers or increase the costs of selling our products, any of which could have a material adverse effect on our business, results of operation and financial condition.

We are subject to various product content laws and product takeback and recycling requirements that will require full compliance in the coming years. As a result of these laws and requirements, we will incur additional compliance costs.

See “Environmental Matters” in the Legal Proceedings section of this report. Although compliance costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations and financial condition in the past, they may result in a material adverse effect in the future. If we cannot operate within the scope of those laws and requirements, we could be prohibited from selling certain products in the jurisdictions covered by such laws and requirements, which could have a material adverse effect on our business, results of operations and financial condition.

We have made, and may continue to make, strategic acquisitions. If we are not successful in operating or integrating these acquisitions, our business, results of operations and financial condition may be materially and adversely affected.

From time to time, we acquire companies that we believe will enhance the expansion of our business and products. Acquisitions involve significant risks and uncertainties, including:

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

If we do not successfully operate and integrate newly acquired businesses appropriately, effectively and in a timely manner, it could have a material adverse effect on our ability to take advantage of further growth in demand for IP-optimized network solutions and other advances in technology, as well as on our revenues, gross margins and expenses.

Our business may suffer if our strategic alliances are not consummated or are not successful.

We have announced a number of strategic alliances with suppliers, developers and members of our industry to facilitate product compatibility, encourage adoption of industry standards or to offer complementary product or service offerings to meet customer needs, including our joint venture with LG Electronics and our alliance with Microsoft. We believe that cooperation between multiple vendors is critical to the success of our communications solutions for both service providers and enterprises. In some cases, the companies with which we have strategic alliances also compete against us in some of our business areas. If a member of a strategic alliance fails to perform its obligations, if the relationship fails to develop as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with our customers. Our business may also be adversely affected if our choice of strategic alliance collaborators does not enable us to leverage our existing and future product and service offerings in order to capitalize on expected future market trends (such as convergence in the enterprise market).

We may not be able to attract or retain the personnel necessary to achieve our business objectives.

Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions and in our key areas of potential growth. The loss of key managers could have a material adverse effect on our business, results of operations and financial condition. If we are not successful in attracting, recruiting or retaining qualified employees, including members of senior management, we may not have the personnel necessary to achieve our business objectives, including our business transformation initiatives and the implementation of our remedial measures.

Our risk management strategy may not be effective or commensurate to the risks we are facing.

We maintain global blanket policies of insurance of the types and in the amounts of companies of the same size and in the same industry. We have retained certain self-insurance risks with respect to certain employee benefit programs such as worker’s compensation, group health insurance, life insurance and other types of insurance. Our risk management programs and claims handling and litigation processes utilize internal professionals and external technical expertise. If this risk management strategy is not effective or is not commensurate to the risks we are facing, these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Risks Relating to Our Liquidity, Financing Arrangements and Capital

Cash flow fluctuations may affect our ability to fund our working capital requirements and achieve our business objectives in a timely manner. Additional sources of funds may not be available on acceptable terms or at all.

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. As of December 31, 2006, our primary source of liquidity was cash and we expect this to continue throughout 2007. Although we generated significant cash flow in the fourth quarter of 2006, we cannot be assured that our operations will generate significant cash flow in 2007. If we do not meet our business transformation goals, including those relating to our operating margins, restructuring and working capital programs, our cash flow could be adversely impacted. As discussed below under “We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties or subject us to sanctions that may have material adverse effects on us,” any payments we make in connection with any judgments, fines, penalties or settlements in connection with our pending civil litigation and investigations could materially adversely affect our cash position and more generally our business, results of operations and financial condition.

We may seek additional funds from liquidity-generating transactions and other sources of external financing (which may include a variety of debt, convertible debt and/or equity financings), but these financings may not be available to us on acceptable terms or at all. In addition, we may not continue to have access to our $750 support facility with Export Development Canada, or the EDC Support Facility, when and as needed. Our inability to manage cash flow fluctuations resulting from the above factors and the potential reduction or termination of the EDC Support Facility could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

If we are unable to, or decide not to, refinance our existing debt that is coming due in 2008, the amount of cash available to finance our operations and other business activities and our ability to pay any judgments, fines, penalties or settlements, if any, would be significantly reduced, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our high level of debt could materially and adversely affect our business, results of operations, financial condition and liquidity.

In order to finance our business, we have incurred significant levels of debt. As of December 31, 2006, we had approximately $4.5 billion of debt. In the future, we may need to obtain additional sources of funding, which may include debt or convertible debt financing. A high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding, or any significant reduction in, or access to, the EDC Support Facility, could place us at a competitive disadvantage compared to competitors that have less debt and could materially and adversely affect our ability to: fund the operations of our business; borrow money in the future or access other sources of funding; refinance our existing debt, should we decide to do so; pay interest, or judgments, settlements, fines or other penalties; and maintain our flexibility in planning for or reacting to economic downturns, adverse industry conditions and adverse developments in our business, and our ability to withstand such events.

Covenants in the indenture governing certain of our senior notes impose operating and financial restrictions on us, which may prevent us from issuing new debt and from capitalizing on business opportunities.

The indenture governing the senior notes we issued on July 5, 2006 contains various restrictive covenants. See “Liquidity and Capital Resources — Senior Notes” in the MD&A section of this report.

These and other restrictions in the indenture governing the senior notes may limit our ability to execute our business strategy. A failure to comply with these restrictions could result in an event of default under the senior notes. In such circumstances, it is possible that the holders of our public debt or our lenders would seek to accelerate the maturity of our debt and we and NNL may be unable to meet our respective payment obligations. If this were to occur, we might be forced to seek a waiver or an amendment under the indenture, which could make the terms of these arrangements more onerous for us.

Our credit ratings are below investment grade which may adversely affect our liquidity.

NNL’s long-term corporate credit rating from Moody’s is currently “B3” and its preferred share rating is “Caa3” and from S&P, it is currently “B−” and its preferred share rating is “CCC−”. Both Moody’s and S&P have set their respective outlooks at stable. These ratings are below investment grade. These ratings and our current credit condition affect, among other things, our ability to raise debt, access the commercial paper market (which is currently closed to us), engage in alternative financing arrangements, obtain bank financings and our ability and the cost to securitize receivables, obtain customer bid, performance related and other bonds and contracts and/or enter into normal course derivative or hedging transactions. These factors also affect the terms under which some customers and suppliers are willing to continue to do business with us and the price of our publicly traded securities. If our credit ratings are lowered or rating agencies issue adverse commentaries in the future, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to secure alternative support for certain obligations arising out of our normal course business activities.

The EDC Support Facility may not provide all the support we require for certain of our obligations arising out of our normal course of business activities. As of December 31, 2006, there was approximately $166 of outstanding support utilized under the EDC Support Facility, approximately $140 of which was outstanding under the small bond sub-facility. Bid and performance related bonds with terms that extend beyond December 31, 2008 are currently not eligible for the support provided by the EDC Support Facility. EDC may also suspend its obligation to issue NNL any additional support if events occur that have a material adverse effect on NNL’s business, financial position or results of operations. If we do not have access to sufficient support under the EDC Support Facility, and if we are unable to secure alternative support, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which would reduce our liquidity.

An inability of our subsidiaries to provide us with funding in sufficient amounts could adversely affect our ability to meet our obligations.

We generally depend primarily on loans, dividends or other forms of financing from our subsidiaries to meet our obligations to pay interest and principal on outstanding debt and to pay corporate expenses. If our subsidiaries are unable to pay dividends or provide us with loans or other forms of financing in sufficient amounts, or if there are any restrictions on the transfer of cash between us and our subsidiaries, including those imposed by foreign governments and commercial limitations on transfers of cash pursuant to our joint ventures commitments, our liquidity and our ability to meet our obligations would be adversely affected.

We may need to make larger contributions to our defined benefit plans in the future, which could have a material adverse impact on our liquidity and our ability to meet our other obligations.

We currently maintain various defined benefit plans in North America and the U.K. covering various categories of employees and retirees, which represent our major retirement plans. In addition, we have smaller retirement plans in other countries. Effective January 1, 2008, accrual for service will no longer continue under our North American defined benefit plans. In November 2006, we reached an agreement with the Trustee of our pension plan in the U.K. that sets the levels of contribution through April 2012. As a result of these North American and U.K. changes, we have greater clarity regarding our contribution levels for the next several years. Our obligations to make contributions to fund benefit obligations under these plans are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operation of the plans, including employee turnover and retirement rates, the performance of the financial markets and interest rates. If future trends differ from the assumptions, the amounts we are obligated to contribute to the plans may increase. If the financial markets perform lower than the assumptions, we may have to make larger contributions in the future than we would otherwise have to make and expenses related to defined benefit plans could increase. If interest rates are lower in the future than we assume they will be, then we could be required to make larger contributions than we would otherwise have to make.

Our exposure to our customers’ credit risk under customer financing arrangements could increase.

The competitive environment in which we operate has required us at times to provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, funding for certain non-product and service costs associated with network installation and integration of our products and services, financing for working capital and equity financing. While we have significantly reduced our customer financing exposure, we may in the future provide customer financing to customers in areas that are strategic to our core business activity.

From time to time, certain of our customers may experience financial difficulties and fail to meet their financial obligations. When this occurs, we may incur charges for provisions related to certain trade and customer financing receivables. Any future financial difficulties experienced by any of our customers could have a material adverse effect on our cash flow and operating results.

Our stock price has historically been volatile and any declines in the market price of our publicly traded securities may negatively impact our ability to make future acquisitions, raise capital, issue debt and retain employees.

Our publicly traded securities have experienced, and may continue to experience, substantial price volatility, including considerable decreases, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by our competitors and us, including our announcements related to our multiple restatements and related matters, our management changes, the regulatory and criminal investigations, the Global Class Action Settlement, the other civil litigation proceedings and related matters. Our credit quality, any equity or equity related offerings, our operating results and prospects, restatements of previously issued financial statements and any exclusion of our publicly traded securities from any widely followed stock market indices, among other factors, will also affect the market price of our publicly traded securities.

The stock markets have experienced extreme price fluctuations that have affected the market price and trading volumes of many technology and telecommunications companies in particular. These fluctuations may negatively impact our ability to raise capital, issue debt, secure customer business, retain employees or make future acquisitions. Such difficulties, as well as general economic and geopolitical conditions, may in turn have a material adverse effect on the market price of our publicly traded securities. The issuance of approximately 62,866,775 Nortel Networks Corporation common shares under the Global Class Action Settlement will result in dilution of existing equity positions and may increase volatility in the market price of Nortel Networks Corporation common shares or our other publicly traded securities. We expect that the Global Class Action Settlement could be deemed effective as early as March 20, 2007 for the finalization of the settlement. On or about this date, it is anticipated that approximately 4 percent of the total settlement shares could be issued to plaintiffs’ counsel in accordance with the terms of the settlement, and be freely tradeable, with the balance of settlement shares expected to be issued, and upon issuance freely tradeable, in the second half of 2007. The calculations of basic or diluted earnings (loss) per share and the number of our outstanding common shares do not reflect the common shares issuable pursuant to the Global Class Action Settlement, common shares reserved for issuance under our incentive plans or upon exercise of stock options and common shares reserved for issuance upon conversion of our 4.25% Convertible Senior Notes due 2008.

Risks Relating to Our Restatements and Related Matters

Our current restatement of our consolidated financial statements and related events, and possible future restatements, may have a material adverse effect on us.

As described in the MD&A and Controls and Procedures sections of this report, we have effected successive restatements of prior period financial results. As a result of previously announced changes to our pension plans, third party actuarial firms which we retained re-measured our U.S. and Canadian pension and post-retirement plans in the third quarter of 2006, at which time one of these firms discovered potential errors (generally originating in the late 1990s) in the historical actuarial calculations they had originally performed on the U.S. pension plan assets. Throughout the fourth quarter of

2006 and into 2007, we investigated these potential errors, including a review by us and our third party actuaries of each of our significant pension and post-retirement benefit plans. As a result of this review, we determined that we had understated our historical pension expense with respect to the U.S. and Canadian plans.

In addition, as a result of the significant ongoing remedial efforts to address our internal control material weaknesses and other deficiencies, we corrected for additional, individually immaterial errors identified throughout 2006. These errors related mainly to revenue recognition errors with revenue having generally been recognized prematurely in prior years when it should have been deferred and recognized in later periods. These matters have been discussed with the Staff of the SEC including as part of our responses to Staff comments on Nortel’s periodic filings with the SEC.

This restatement could have a negative effect on our business and results of operations in the near future. In part as a result of the compensating procedures and processes that we are applying to our financial reporting process, during the preparation of our financial statements for recent periods (including 2004, 2005 and 2006), we identified a number of adjustments to correct accounting errors related to prior periods, including the errors corrected in the most recent restatement, as more fully discussed in note 4, “Restatement of previously issued financial statements” to the accompanying audited consolidated financial statements. In the past, we also recorded adjustments that were immaterial to the then-current period and to the prior periods in the financial statements for the then-current period. As long as we continue to have a material weakness in our internal control over financial reporting, we may in the future identify similar adjustments to prior period financial information. Adjustments that may be identified in the future could require further restatement of our financial statements. Furthermore, the threshold for our being required to restate financial information in the future is potentially very low in the current regulatory environment due in part to the fact that we currently, and in the near future expect to, operate at close to break-even levels of earnings (loss). We have received comments on our periodic filings from the Staff of the SEC’s Division of Corporation Finance. As part of this comment process, we may receive further comments from the Staff of the SEC relating to this Annual Report on Form 10-K. If, as a result of any of the matters described above, we are required to amend this report or restate certain of our financial information, it may have a material adverse effect on our business and results of operations. For example, a future restatement may result in delays in filing our periodic reports which in turn may result in breaches of our public debt indentures and obligations under the EDC Support Facility which may affect our liquidity. The current restatement resulted in a breach of certain provisions of the EDC Support Facility, for which NNL obtained a waiver on March 9, 2007.

We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties or subject us to sanctions that may have material adverse effects on us.

We have effected successive restatements of certain prior periods financial results (see, in addition to the restatement effected in this report, our Annual Reports on Form 10-K for the fiscal years ended 2005, 2004 and 2003). We have been under investigation by the SEC and the Ontario Securities Commission, or OSC, since April 2004 in connection with our previous restatements. We have also received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, a criminal investigation into our financial accounting situation by the Integrated Market Enforcement Team of the Royal Canadian Mounted Police is also ongoing. See the Legal Proceedings section of this report.

We cannot predict when these investigations will be completed or the timing of any other developments, nor can we predict what the results of these investigations may be.

We continue to incur expenses in connection with these investigations and may be required to pay material judgments, fines, penalties or settlements, and we have not taken any reserves for any such payments. The investigations may adversely affect our ability to obtain, or increase the cost of obtaining, directors’ and officers’ liability insurance and other types of insurance, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the findings and outcomes of the regulatory and criminal investigations may adversely affect the course of the remaining civil litigation against us.

As part of the resolution of the regulatory and criminal investigations, we may be subject to injunctions on future conduct; required to implement further remedial measures, report on, or have an independent adviser review, assess, monitor and report on our accounting practices, financial reporting and disclosure processes and internal control systems; or subject to other penalties, which individually or collectively could have a material adverse effect on our business, results of operations, financial condition and liquidity.

The Global Class Action Settlement requires us to pay a substantial cash amount and will result in a significant dilution of existing equity positions.

We have entered into agreements to settle the U.S. class actions and all but one of the related Canadian actions. In December 2006 and January 2007, the Global Class Action Settlement was approved by all of the courts in New York, Ontario, British Columbia and Quebec. The Global Class Action Settlement remains conditioned on, among other things, receipt of securities regulatory and stock exchange approvals and finalizing the court approval orders which could significantly delay the administration and distribution of the settlement amount. See the Legal Proceedings section of this report.

Under the terms of the Global Class Action Settlement, we will pay $575, plus applicable accrued interest, in cash, which has been placed into escrow, and issue approximately 62,866,775 common shares of Nortel (representing approximately 14.5% of Nortel’s common shares outstanding as of February 7, 2006), reflecting our 1 for 10 share consolidation on December 1, 2006, to the plaintiffs, and will contribute to the plaintiffs one-half of any recovery from our ongoing litigation against certain of our former senior officers who were terminated for cause in 2004, which seeks the return of payments made to them in 2003 under Nortel’s bonus plan. The total settlement amount will include all plaintiffs’ court-approved attorneys’ fees and will continue to be adjusted in future quarters. We expect that the Global Class Action Settlement could be deemed effective as early as March 20, 2007 for the finalization of the settlement. On or about this date, it is anticipated that approximately 4 percent of the total settlement shares could be issued to plaintiffs’ counsel in accordance with the terms of the settlement, and be freely tradeable, with the balance of settlement shares expected to be issued, and upon issuance freely tradeable, in the second half of 2007. Our insurers agreed to pay $228.5 towards the settlement and we agreed with the insurers to certain indemnification obligations. While we believe that these indemnification obligations would be unlikely to materially increase our total payment obligations under the Global Class Action Settlement, any such indemnification payments could be material and would not reduce the amounts payable by us as noted above. The equity component of the Global Class Action Settlement will result in a dilution of existing equity positions, could contribute to volatility in the market price of our common shares and could materially and adversely impact future financings with equity or equity related securities.

We are subject to additional pending civil litigation actions, which are not encompassed by the Global Class Action Settlement and which, if decided against us or as a result of settlement, could require us to pay significant judgments or settlements and could result in the dilution of existing equity positions, and we cannot predict the timing of developments in these matters.

In addition to the shareholder class actions encompassed by the Global Class Action Settlement and litigation in the ordinary course of business, we are currently, and may in the future be, subject to class actions, other securities litigation and other actions arising in relation to our accounting restatements, including a purported class action lawsuit brought pursuant to the United States Employee Retirement Income Security Act. See the Legal Proceedings section of this report. This litigation is, and any such additional litigation could be, time consuming and expensive and could distract our executive team from the conduct of our daily business. The adverse resolution of any specific lawsuit could have a material adverse effect on our ability to favorably resolve other lawsuits and on our financial condition and liquidity. In addition, the resolution of those matters may require us to issue equity or equity-related securities, which could potentially result in the significant dilution of existing equity positions.

We and our independent registered chartered accountants have identified a material weakness related to our internal control over financial reporting and concluded that our internal control over financial reporting was ineffective as at December 31, 2006. This material weakness could impact our ability to report our results of operations and financial condition accurately and in a timely manner.

We and our independent registered chartered accountants for 2006, Deloitte & Touche LLP, or Deloitte, have identified a material weakness in our internal control over financial reporting as at December 31, 2006. In addition, management and Deloitte concluded that our internal control over financial reporting was not effective as at December 31, 2006. As well, our chief executive officer and chief financial officer have also concluded, as at December 31, 2006, that our disclosure controls and procedures were not effective. See the Controls and Procedures section of this report. We continue to identify, develop and implement remedial measures and compensating procedures to address this material weakness, which is time consuming and may further disrupt our business. This material weakness, unless addressed, could result in accounting errors such as those underlying our prior restatements, as more fully discussed in the Controls and Procedures sections of this report and our 2005, 2004 and 2003 Annual Reports.

While we are implementing steps to restore the effectiveness of our internal control over financial reporting and our disclosure controls and procedures and to address the material weaknesses identified above, failure to restore the effectiveness of our internal control over financial reporting and our disclosure controls and procedures could adversely impact the accuracy and timeliness of future reports and filings we make with the SEC and OSC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We are currently unable to access our shelf registration statement filed with the SEC, which may adversely affect our financial flexibility.

As a result of the delayed filing of our periodic reports in 2006, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration of our securities with the SEC after we have completed timely filings of our financial reports for 12 consecutive months, which we expect to achieve by June 1, 2007. Our current inability to make use of the short-form registration process results in less flexibility and increased time to access the capital markets which in turn could adversely impact our business objectives.

If in the future we are unable to report our results of operations and financial condition accurately and in a timely manner, the holders of our debt could accelerate the maturity of that debt, which could leave us unable to meet our payment obligations, and the NYSE and TSX could commence suspension or delisting procedures in respect of NNC common shares or other of our or NNL’s listed securities.

If we are unable to report our financial condition and results of operations accurately and in a timely manner, it could have a material adverse effect on our business, results of operations, financial condition and liquidity. For example, delays in filing our periodic reports could cause us to breach our obligations under our public debt indentures and our credit and support facilities. In such circumstances, it is possible that the holders of our public debt or our lenders would seek to accelerate the maturity of our debt, and we and NNL might be unable to meet our respective payment obligations. In addition, delays in filing our periodic reports could result in our not being in compliance with the continued listing requirements of the NYSE and the TSX, which could cause the NYSE and the TSX to commence suspension or delisting procedures in respect of NNC common shares or other of our or NNL’s listed securities. If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities, and we would expect demand for such securities to decrease, which could result in a decline in the market price of such securities. Our ability to raise additional capital through equity, and attract and retain personnel by means of equity compensation, would also be greatly impaired.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

During 2006, we moved our principal executive offices to a 160,812 square foot leased facility in Toronto, Ontario, Canada and vacated our Brampton, Ontario, Canada facility, which was sold for $84 in cash. In 2006, we continued to reduce the number and size of our facilities in connection with a square footage reduction plan. In 2007, we plan to vacate an additional 500,000 square feet of facility space in accordance with our Business Transformation Plan. For more information on the Business Transformation Plan, see “Executive Overview — Significant Business Developments in 2006 and 2007 — Business Transformation Initiatives” in the MD&A section of this report. We believe our facilities are suitable, adequate and sufficient to meet current needs. Most sites are used by multiple business segments for various purposes. As of December 31, 2006, estimated facilities use by segment was 15% MCCN, 12% ES, 20% MEN, 31% GS, and 22% one or more segments and/or corporate facilities. We operated 205 sites occupying approximately 11.9 million square feet.

	Number of Sites
Type of Site*	Owned	Leased	Geographic Locations

Manufacturing and repair**	4	—	EMEA, CALA and the Asia region
Distribution centers	—	8	U.S., EMEA, CALA and the Asia region
Offices (administration, sales and field service)	3	178	All geographic regions
Research and development	3	9	U.S., Canada, EMEA and the Asia region

TOTAL***	10	195

*	Indicates primary use. A number of sites are mixed-use facilities.
**	Manufacturing sites in Turkey, China and Thailand are operated by Nortel joint ventures. Small amounts of integration and test activity are conducted by Nortel in Northern Ireland and Brazil.
***	Excludes approximately 5.2 million square feet, designated as part of planned square footage reduction plans, of which approximately 3.5 million square feet was sub-leased.

ITEM 3.	Legal Proceedings

Subsequent to our announcement on February 15, 2001, in which we provided revised guidance for our financial performance for the 2001 fiscal year and the first quarter of 2001, we and certain of our then-current officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada, or collectively, the Nortel I Class Actions. These lawsuits in the U.S. District Court for the Southern District of New York, where all the U.S. lawsuits were consolidated, the Ontario Superior Court of Justice, the Supreme Court of British Columbia and the Quebec Superior Court were filed on behalf of shareholders who acquired our securities during certain periods between October 24, 2000 and February 15, 2001. The lawsuits allege, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities.

Subsequent to our announcement on March 10, 2004, in which we indicated it was likely that we would need to revise our previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of our quarterly reports in 2003, and to restate our previously filed financial results for one or more earlier periods, we and certain of our then-current and former officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada, or collectively, the Nortel II Class Actions. These lawsuits in the U.S. District Court for the Southern District of New York, the Ontario Superior Court of Justice and the Quebec Superior Court were filed on behalf of shareholders who acquired our securities during certain periods between February 16, 2001 and July 28, 2004. The lawsuits allege, among other things, violations of U.S. federal and Canadian provincial securities laws, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with certain of our financial results. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities.

We have entered into agreements to settle all of the Nortel I Class Actions and Nortel II Class Actions, or the Global Class Action Settlement, except one related Canadian action described below. In December 2006 and January 2007, the Global Class Action Settlement was approved by the courts in New York, Ontario, British Columbia and Quebec, and remains conditioned on, among other things, securities regulatory and stock exchange approvals and finalizing the court approval orders.

Under the terms of the Global Class Action Settlement, we will pay $575 in cash and issue approximately 62,866,775 common shares (representing approximately 14.5% of our common shares outstanding as of February 7, 2006, the date an agreement in principle was reached with the plaintiffs in the U.S. class action lawsuits), reflecting our 1 for 10 common share consolidation effected on December 1, 2006, to the plaintiffs, and we will contribute to the plaintiffs one-half of any recovery from our ongoing litigation against certain of our former senior officers who were terminated for cause in 2004, which seeks the return of payments made to them in 2003 under our bonus plan. On June 1, 2006, we placed $575 plus accrued interest of $5 into escrow and has classified this amount as restricted cash. The total settlement amount will include all plaintiffs’ court-approved attorneys’ fees. As a result of the Global Class Action Settlement, we have established a litigation reserve and recorded a charge to our full-year 2005 financial results of $2,474, $575 of which related to the cash portion of the Global Class Action Settlement, while $1,899 related to the equity component. A recovery of $219 was recorded as at December 31, 2006, to reflect the fair value mark-to-market adjustment of the common shares and the equity component of the litigation reserve will be adjusted in future quarters, based on the fair value of the common shares issuable, until the settlement is finalized. The administration of the settlement will be a complex and lengthy process. Once the securities regulatory and stock exchange approvals have been obtained and the court approval orders are finalized following the exhaustion of any appeals and appeal periods, the claims administrator will submit a list of approved claims to the appropriate courts for approval. Once all the courts have approved the claims, the process of distributing cash and share certificates to claimants can begin. It is not possible to predict how long the process will take, although it likely will be many months.

Our insurers have agreed to pay $228.5 in cash toward the settlement and we have agreed to certain indemnification obligations with our insurers. We believe that it is unlikely that these indemnification obligations will materially increase our total cash payment obligations under the Global Class Action Settlement.

Under the terms of the Global Class Action Settlement, we also agreed to certain corporate governance enhancements. These enhancements, which include the codification of certain of our current governance practices in the written mandate for our Board of Directors and the inclusion in our Statement of Corporate Governance Practices contained in our annual proxy circular and proxy statement of disclosure regarding certain other governance practices.

In August 2006, we reached a separate agreement in principle to settle a class action lawsuit in the Ontario Superior Court of Justice that is not covered by the Global Class Action Settlement, subject to court approval, or the Ontario Settlement. In February 2007, the Court approved the settlement. The proposed settlement did not have a material impact on our financial condition and an accrued liability was recorded in the third quarter of 2006.

In April 2004, we announced that we were under investigation by each of the SEC and the OSC in connection with the restatements of our financial statements in 2003 and 2004. These investigations are ongoing.

In connection with these investigations, on March 12, 2007, the SEC filed a complaint against certain of our former executives in the U.S. District Court for the Southern District of New York alleging substantially to the effect that they engaged in fraud or deceit upon purchasers of Nortel securities, falsified books, records or accounts; made materially false or misleading statements or statements that omitted material facts; issued certifications in violation of Section 13a-14 of the Exchange Act; and aided and abetted us in violating the Exchange Act by filing with the SEC factually inaccurate periodic reports, not keeping accurate books, records and accounts, not maintaining a system of internal accounting controls sufficient to provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in conformity with U.S. GAAP and not maintaining accountability for our assets.

In addition, on March 12, 2007, the OSC, issued a notice of hearing with respect to certain of our former executives in respect of the same underlying facts as the SEC complaint. The statement of allegations accompanying the notice of hearing alleges substantially to the effect that the former executives authorized, permitted or acquiesced in the making of material misstatements in our public financial disclosure filed with the OSC where they knew or ought to have known that such statements were materially misleading, contrary to Ontario securities law; breached their duty of care by failing to act prudently and on a reasonably informed basis in respect of ensuring the fairness and completeness of our financial disclosure; failed to implement appropriate internal controls and procedures to identify, supervise, monitor, control and fully disclose accounting policies relating to the recognition of revenue and/or the proper recording and release of accrued liabilities and other provisions; by the manner in which they emphasized the achievement of earnings targets, instigated and/or reinforced a culture of non-compliance with generally accepted accounting principles; and failed to apply reasonable internal controls in circumstances where they knew or ought to have known such conduct could or would lead to unreliable and materially misleading financial disclosure.

In May 2004, we received a federal grand jury subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. In August 2005, we received an additional federal grand jury subpoena seeking additional documents, including documents relating to the Nortel Retirement Income Plan and the Nortel Long-Term Investment Plan. This investigation is ongoing. A criminal investigation into our financial accounting situation by the Integrated Market Enforcement Team of the Royal Canadian Mounted Police is also ongoing.

Beginning in December 2001, we, together with certain of our then-current and former directors, officers and employees, were named as a defendant in several purported class action lawsuits pursuant to the United States Employee Retirement Income Security Act. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the period from March 7, 2000, through November 28, 2006. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in our common shares through the investment plan. A class of plaintiffs in this action has not yet been certified.

In December 2005, an application was filed in the Ontario Superior Court of Justice for leave to commence a shareholders’ derivative action on our behalf against certain of our then-current and former officers and directors. The derivative action alleges, among other things, breach of fiduciary duties, breach of duty of care and negligence, and unjust enrichment in respect of various alleged acts and omissions. If the application is granted, the proposed derivative action would seek on our behalf, among other things, compensatory damages of Canadian $1,000 and punitive damages of Canadian $10 from the individual defendants. The proposed derivative action would also seek an order directing our Board of Directors to reform and improve our corporate governance and internal control procedures as the court may deem necessary or desirable and an order that we pay the legal fees and other costs in connection with the proposed derivative action. The application for leave to commence this action has not yet been heard.

On February 8, 2007, a Statement of Claim was filed in the Ontario Superior Court of Justice in the name of Nortel against Deloitte. The action was commenced by three shareholders without leave, and without our knowledge or authorization. The three shareholders have indicated that they filed the action in anticipation of bringing an application for leave to commence a derivative action on behalf of Nortel against Deloitte under the Canada Business Corporations Act, and that the three shareholders would be seeking leave on a retroactive basis to authorize their action. The claim alleges, among other things, breach of contract, negligence, negligent misrepresentation, lack of independence and breach of fiduciary duty. The claims seeks damages and other relief on Nortel’s behalf, including recovery of payments that Nortel will make to class members as part of the Global Class Action Settlement. To date, the three shareholders have not brought any application for leave to commence a derivative action in the name of Nortel against Deloitte. The Litigation Committee of our Board of Directors is currently reviewing the matter and will respond to the claim in due course.

In January 2005, we and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, our former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under our bonus plan in 2003.

In April 2006, Mr. Dunn filed a Notice of Action and Statement of Claim in the Ontario Superior Court of Justice against us and NNL asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgement interest and costs.

In May and October 2006, respectively, Messrs. Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against us and NNL asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre- and post-judgment interest and costs.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to us of the above matters which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 and the related fair value adjustments, which we have recorded in our 2005 and 2006 financial results as a result of the Global Class Action Settlement and the accrued liability for the Ontario Settlement, we have not made any provisions for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims and investigations. Except for the Global Class Action Settlement, we cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, financial condition or liquidity. Except for matters encompassed by the Global Class Action Settlement and the Ontario Settlement, we intend to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgement it would be in the best interest of shareholders to do so. We will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

We are also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Environmental Matters

Our business is subject to a wide range of continuously evolving environmental laws in various jurisdictions. We seek to operate our business in compliance with these changing laws and regularly evaluate their impact on operations, products and facilities. Existing and new laws may cause us to incur additional costs. In some cases, environmental laws affect our ability to import or export certain products to or from, or produce or sell certain products in, some jurisdictions, or have caused us to redesign products to avoid use of regulated substances. Although costs relating to environmental compliance have not had a material adverse effect on our business, results of operations, financial condition or liquidity to date, there can be no assurance that such costs will not have a material adverse effect going forward. We continue to evolve compliance plans and risk mitigation strategies relating to the new laws and requirements. We intend to design and manufacture products that are compliant with all applicable legislation and meet our quality and reliability requirements.

We have a corporate environmental management system standard and an environmental program to promote such compliance. Moreover, we have a periodic, risk-based, integrated environment, health and safety audit program. Our environmental program focuses its activities on design for the environment, supply chain and packaging reduction issues. We work with our suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.

We are exposed to liabilities and compliance costs arising from our past and current generation, management and disposal of hazardous substances and wastes. As of December 31, 2006, the accruals on our consolidated balance sheet for environmental matters were $27. Based on information available as of December 31, 2006, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Liability under CERCLA may be imposed on a joint and several basis, without regard to the extent of our involvement. In addition, the accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements which may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed and posted for trading on the New York Stock Exchange, or NYSE, in the U.S. and on the Toronto Stock Exchange, or TSX, in Canada. The following table sets forth the high and low sale prices of our common shares as reported on the NYSE composite tape and on the TSX.

		New York		Toronto
		Stock Exchange		Stock Exchange
		Composite Tape		(Canadian $)
		High	Low	High	Low

2006	Fourth Quarter	$27.18	$19.30	$31.59	$21.80
	Third Quarter	23.90	19.00	26.80	21.40
	Second Quarter	31.00	20.20	36.30	22.40
	First Quarter	34.30	27.30	40.20	31.30
2005	Fourth Quarter	35.70	27.50	42.20	32.10
	Third Quarter	33.80	25.10	40.60	30.70
	Second Quarter	29.10	22.60	36.30	28.50
	First Quarter	36.20	26.20	44.00	32.30

On February 28, 2007, the last sale price on the NYSE was $29.98 and on the TSX was Canadian $35.06.

On February 28, 2007, approximately 138,500 registered shareholders held 100% of our outstanding common shares. These included the Canadian Depository for Securities and the Depository Trust Company, two clearing corporations, which held a total of approximately 97.89% of our common shares on behalf of other shareholders.

Dividends

On June 15, 2001, we announced that our Board of Directors had decided to discontinue the declaration and payment of common share dividends. As a result, dividends have not been declared and paid on our common shares since June 29, 2001, and future dividends will not be declared unless and until our Board of Directors decides otherwise. On July 26, 2001, our Board of Directors suspended the operation of the Nortel Networks Corporation Dividend Reinvestment and Stock Purchase Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

For a discussion of our equity compensation plans, please see the Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters section of this report.

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common shares to the cumulative total return of the S&P 500 Composite Stock Index (or S&P 500 Index) and the S&P 500 Communications Equipment Index for the period which commenced on December 31, 2001 and ended on December 31, 2006.(1)

Shareholder return performance graph

Indexed Returns Years Ending

	Base Period
Company Index	Dec. 2001	Dec. 2002	Dec. 2003	Dec. 2004	Dec. 2005	Dec. 2006

Nortel Networks Corporation	100	21.58	56.70	46.51	41.02	35.83
S&P 500 Index	100	77.90	100.25	111.15	116.51	135.03
S&P 500 Communications Equipment Index	100	45.83	76.12	78.42	80.08	92.49

(1)	Assumes that $100.00 was invested in our common shares on the NYSE and in each of the indices on December 31, 2001, and that all dividends were reinvested.

Canadian Tax Matters

Dividends

Under the U.S.-Canada Income Tax Convention (1980), or the Convention, Canadian withholding tax of 15% generally applies to the gross amount of dividends (including stock dividends) paid or credited to beneficial owners of our common shares:

•	who are resident in the U.S. for the purposes of the Convention; and
•	who do not hold the shares in connection with a business carried on through a permanent establishment or a fixed base in Canada.

The Convention provides an exemption from withholding tax on dividends paid or credited to certain tax-exempt organizations that are resident in the U.S. for purposes of the Convention. Persons who are subject to the U.S. federal income tax on dividends may be entitled, subject to certain limitations, to either a credit or deduction with respect to Canadian income taxes withheld with respect to dividends paid or credited on our common shares.

Sales or Other Dispositions of Shares

Gains on sales or other dispositions of our common shares by a non-resident of Canada are generally not subject to Canadian income tax, unless the holder realizes the gains in connection with a business carried on in Canada. A gain realized upon the disposition of our common shares by a resident of the U.S. that is otherwise subject to Canadian tax may be exempt from Canadian tax under the Convention. Where our common shares are disposed of by way of our acquisition of such common shares, other than a purchase in the open market in the manner in which common shares would normally be purchased by any member of the public in the open market, the amount paid by us in excess of the paid-up capital of such common shares will be treated as a dividend, and will be subject to non-resident withholding tax.

Sales of Unregistered Securities

During the fourth quarter of 2006, we issued an aggregate of 2,195 shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The common shares issued on the exercise of these options were issued outside of the U.S. to BCE Inc., or BCE, employees who were not U.S. persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The common shares issued are deemed to be exempt from registration pursuant to Regulation S under the Securities Act. All funds received by us in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement pursuant to which we were spun off from BCE, except for nominal amounts paid to us to round up fractional entitlements into whole shares. We keep these nominal amounts and use them for general corporate purposes.

	Number of Common Shares Issued
	Without U.S. Registration Upon	Range of
	Exercise of Stock Options	Exercise Prices
Date of Exercise	Under Nortel/BCE Plans	Canadian $

October 19, 2006(1)	13,663	$21.30-$25.27
November 16, 2006(1)	2,121	$25.27
December 14, 2006	617	$252.74-$464.85

(1)	The number of common shares issued and the range of exercise prices for options exercised in October and November 2006 do not reflect the 1 for 10 share consolidation of our common shares completed on December 1, 2006.

The following table sets forth the total number of share units of Nortel credited to accounts of our directors, in lieu of cash fees, under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and Nortel Networks Limited Directors’ Deferred Share Compensation Plan during the fourth quarter of 2006. These transactions are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

	Total Number of
	Common Share
	Units Acquired under
	Directors’ Deferred Share		Price per
Date of Grant	Compensation Plans		Common Share (or Unit)

December 29, 2006	12,748.9452	(1)	$26.96	(2)

(1)	Share units issued under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan/Nortel Networks Limited Directors’ Deferred Share Compensation Plan (the “NNCDDSCP/NNLDDSCP”). Pursuant to the NNCDDSCP/NNLDDSCP, upon election of the director, certain fees payable to NNC and NNL directors are paid in the form of NNC/NNL share units, based upon the market price of NNC common shares at the time such NNC/NNL share units are credited to the director’s account under the NNCDDSCP/NNLDDSCP. On the earliest date when a director ceases to be both (i) a member of the boards of directors of NNC and NNL and (ii) employed by NNC and/or NNL or its subsidiaries, NNC and/or NNL will cause to be purchased on the open market, for delivery to the director, a number of our common shares equal to the number of NNC/NNL share units credited to the director’s account under the NNCDDSCP/NNLDDSCP.
(2)	Represents our common share price of $31.42 Cdn. as converted into U.S. dollars using the noon rate of exchange of the Bank of Canada on the grant date.

ITEM 6.	Selected Financial Data (Unaudited)

The selected financial data presented below was derived from our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K except for the summarized balance sheet data as of December 31, 2004, 2003 and 2002 and summarized results of operations data for the years ended December 31, 2003 and 2002. Readers should note the following information regarding the selected financial data presented below.

As more fully described in note 4 of the audited consolidated financial statements, we have restated our previously reported consolidated financial statements for our fiscal years 2005 and 2004 and the quarters ended March 31, June 30 and September 30, 2006 and 2005. The selected data below includes all such restatement adjustments. The audited restated consolidated balance sheet as of December 31, 2005 and audited restated consolidated statements of operations, statements of changes in equity and comprehensive income (loss) and statements of cash flows for our 2005 and 2004 fiscal years ended December 31, are included elsewhere in this Annual Report on Form 10-K. We have not issued restated financial statements for our 2003 and 2002 fiscal years or a restated consolidated balance sheet as of December 31, 2004, 2003 or 2002, but selected unaudited information about the restatement adjustments for those periods is presented below. We have also recorded entries relating to periods prior to 2002 which resulted in a cumulative reduction in accumulated deficit as of January 1, 2002 of $18. This adjustment is comprised mainly of a $28 reduction in cumulative pension and post-retirement benefit expense which is discussed in more detail in note 4.

	2006	2005	2004	2003	2002
		As restated*	As restated*	As restated	As restated
	(Millions of U.S. dollars, except per share amounts)

Results of Operations
Total revenues	$11,418	$10,509	$9,478	$9,907	$10,736
Research and development expense	1,939	1,874	1,975	1,972	2,085
Special charges
Goodwill impairment	—	—	—	—	595
Other special charges	105	169	181	289	1,502
Shareholder litigation settlement expense (recovery)	(219)	2,474	—	—	—
Operating earnings (loss)	269	(2,732)	(298)	(163)	(3,145)
Other income (expense) — net	212	295	217	485	(6)
Income tax benefit (expense)	(60)	81	20	73	469
Net earnings (loss) from continuing operations	19	(2,611)	(296)	105	(2,961)
Net earnings (loss) from discontinued operations — net of tax	—	1	49	183	(103)
Cumulative effect of accounting changes — net of tax	9	—	—	(12)	—
Net earnings (loss)	28	(2,610)	(247)	276	(3,064)

Basic earnings (loss) per common share
— from continuing operations	$0.06	$(6.02)	$(0.68)	$0.22	$(7.73)
— from discontinued operations	0.00	0.00	0.11	0.42	(0.27)

Basic earnings (loss) per common share	$0.06	$(6.02)	$(0.57)	$0.64	$(8.00)

Diluted earnings (loss) per common share
— from continuing operations	$0.06	$(6.02)	$(0.68)	$0.22	$(7.73)
— from discontinued operations	0.00	0.00	0.11	0.42	(0.27)

Diluted earnings (loss) per common share	$0.06	$(6.02)	$(0.57)	$0.64	$(8.00)

Financial Position as of December 31
Total assets	$18,979	$18,135	$17,716	$17,189	$17,395
Total debt(a)	4,500	3,896	3,891	4,017	4,225
Minority interests in subsidiary companies	779	783	624	613	631
Total shareholders’ equity	1,121	763	3,612	3,651	2,948

(a)	Total debt includes long-term debt, long-term debt due within one year and notes payable.
See notes 3, 7, 10, 16 and 21 to the accompanying audited consolidated financial statements for the impact of accounting changes, special charges, acquisitions, divestitures and closures, capital stock and the shareholder litigation settlement expense related to the proposed class action litigation settlement, respectively, that affect the comparability of the above selected financial data.

*	See note 4 to the accompanying consolidated financial statements.

The following information presents the financial impact of the restatement adjustments on our previously reported consolidated statement of operations data for the years ended December 31, 2003 and 2002:

Consolidated Statement of Operations data for the year ended December 31, 2003

	As previously
	reported	Adjustments	As restated
	(Millions of U.S. dollars,
	except per share amounts)

Revenues	$9,932	$(25)	$9,907
Cost of revenues	5,723	2	5,725

Gross profit	$4,209	$(27)	$4,182

Net earnings (loss) from continuing operations	$122	$(17)	$105
Net earnings (loss)	$293	$(17)	$276

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.26	$(0.04)	$0.22
— from discontinued operations	0.42	0.00	0.42

Basic and diluted earnings (loss) per common share	$0.68	$(0.04)	$0.64

Consolidated Statement of Operations data for the year ended December 31, 2002

	As previously
	reported	Adjustments	As restated
	(Millions of U.S. dollars,
	except per share amounts)

Revenues	$10,738	$(2)	$10,736
Cost of revenues	6,886	2	6,888

Gross profit	$3,852	$(4)	$3,848

Net earnings (loss) from continuing operations	$(2,958)	$(3)	$(2,961)
Net earnings (loss)	$(3,061)	$(3)	$(3,064)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(7.72)	$(0.01)	$(7.73)
— from discontinued operations	(0.27)	0.00	(0.27)

Basic and diluted earnings (loss) per common share	$(7.99)	$(0.01)	$(8.00)

Restatement adjustments

The following table summarizes the restatement adjustments (refer to note 4 of the accompanying consolidated financial statements for a description of the nature of the adjustments):

	Revenues		Cost of revenues		Net earnings (loss)
	2003	2002	2003	2002	2003	2002

As previously reported	$9,932	$10,738	$5,723	$6,886	$293	$(3,061)
Adjustments:
Pension and post-retirement errors	—	—	6	3	(16)	(10)
Revenue recognition errors	(25)	(2)	(4)	(1)	(20)	(1)
Other errors	—	—	—	—	19	8

As restated	$9,907	$10,736	$5,725	$6,888	$276	$(3,064)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis, or MD&A, is intended to help the reader understand the results of operations and financial condition of Nortel. The MD&A should be read in combination with our audited consolidated financial statements and accompanying notes. All dollar amounts in this MD&A are in millions of United States, or U.S., dollars except per share amounts or unless otherwise stated.

Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business and Strategy

We are a global supplier of networking solutions serving both service provider and enterprise customers. Our networking solutions include hardware and software products and services designed to reduce complexity, improve efficiency, increase productivity, and drive customer value. Our technologies span access and core networks, support multimedia and business-critical applications, and help eliminate today’s barriers to efficiency, speed and performance by simplifying networks and connecting people with information. Our business activities include the design, development, engineering, marketing, sale, supply, licensing, installation, servicing and support of these networking solutions.

The telecommunications industry has evolved over the past two decades by developing new technologies and using those technologies to build smarter and faster networks. We believe that the telecommunications industry today stands at the threshold of a new era to be fueled by increasing demand for pervasive personal broadband capabilities that provide high-bandwidth access to any application from any device and any location. We believe that innovation in this era will be driven by three emerging trends: hyperconnectivity, true broadband, and the emergence of communications-enabled applications. Hyperconnectivity refers to the expected dramatic increase in demand for network connections as more devices such as portable gaming and entertainment devices, digital cameras, appliances, motor vehicles, and other devices are added to the network. True broadband refers to the ability of an internet user to access the network from any location using any access device without losing quality, connectivity, content or clarity. We believe that the increasing use of video, high definition television, video on demand, peer-to-peer connectivity, and other applications requiring the use of significant bandwidth will result in increased demand for true broadband. To deliver a true broadband experience to users, wired and wireless access bandwidth will need to be substantially increased and fixed and mobile communications will need to continue to converge. Communications-enabled applications refers to the trend towards Web-based, network-aware applications and services which will be made possible by middleware based on emerging technologies like Service-Oriented Architecture and IP Multimedia Subsystem, or IMS. Our strategy is to capitalize on these trends by transforming enterprises to support a hyperconnected world, delivering next-generation mobility and convergence to enable a true broadband experience, and providing networking solutions that integrate networks and applications into a seamless framework.

Our short-term focus has been on: (i) the transformation of our businesses and processes, (ii) integrity renewal and (iii) growth imperatives. We believe we are well positioned to deliver wireless and wireline infrastructure, applications and services to carrier and enterprise customers.

Our plan for business transformation is expected to address our most significant operational challenges and is focused on simplifying our organizational structure and maintaining a strong focus on revenue generation and improved operating margins as well as quality improvements and cost reductions through a program known as Six Sigma. This plan contemplates the transformation of our business in six key areas: services, procurement effectiveness, revenue stimulation (including sales and pricing), research and development, or R&D, effectiveness, general and administrative effectiveness, and organizational and workforce effectiveness. Employees throughout our organization are engaged in supporting various objectives in each of these areas. Other initiatives include the continued progress of our finance transformation project, which will implement, among other things, a new information technology platform to provide an integrated global financial system.

We remain focused on integrity renewal through a commitment to effective corporate governance practices, remediation of material weaknesses in our internal controls and ethical conduct. We have an enhanced compliance function that places greater emphasis on compliance with applicable laws and company policies, and we have increased employee awareness of ethics issues through an online ethics training program and a new code of business conduct.

Our long-term growth imperatives are motivated by a desire to generate profitable growth and focus on areas where we can attain a leadership position and a minimum market share of twenty percent in key technologies, with a specific focus on mobility and convergence, enterprise transformation, and services and solutions. We anticipate that industry demand for wireless networking solutions will be increased due to continued subscriber and network traffic growth to support applications such as mobile video. We anticipate growth opportunities in this area and plan to increase our investment in metro ethernet, particularly to support video delivery over wired as well as wireless access, and in products compliant with the Worldwide Interoperability for Microwave Access, or WiMAX, standard, and the IMS service creation and control architecture.

We believe we are well-positioned in many enterprise voice networks today, but continue to face competitive challenges in integrating our voice and data portfolios to capitalize on the trend towards internet protocol, or IP, converged networks. We have taken steps to strengthen our end-to-end convergence solutions and focus on the enterprise market, including through the acquisition of Tasman Networks Inc., which has strengthened our data portfolio. In the third quarter of 2006 we entered into a strategic alliance with Microsoft Corporation to facilitate the ongoing transition of a key component of our business from traditional voice technology to software.

Commencing in the third quarter of 2006, in an effort to align our resources and reporting to our strategy, we changed our organization and began reporting our operating results in four segments: Mobility and Converged Core Networks, or MCCN, Enterprise Solutions, or ES, Metro Ethernet Networks, or MEN, and Global Services, or GS. The MCCN segment provides wireless networking solutions that enable service providers and cable operators to supply mobile voice, data and multimedia communications services to individuals and enterprises using mobile telephones, personal digital assistants, and other wireless computing and communications devices. The ES segment provides communication solutions for our enterprise customers that are used to build new networks and to transform existing communications networks into more cost effective, packet-based networks supporting data, voice and multimedia communications. The MEN segment provides optical networking and carrier grade Ethernet data networking solutions to make our carrier and large enterprise customers’ networks more scalable and reliable for the high speed delivery of diverse multi-media communications services. The GS segment provides a broad range of services to address the requirements of our carrier and enterprise customers throughout the entire lifecycle of their networks. We have recast our fiscal 2005 and 2004 results to reflect these changes in our reportable segments.

In the first half of 2007, we expect to further refine our segments by including installation, engineering, and project management services in our GS segment. These services are currently bundled with our product revenue and are included in each of ES, MEN, and MCCN.

How We Measure Business Performance

Our president and chief executive officer has been identified as our chief operating decision maker in assessing the performance and allocating resources to our operating segments. The primary financial measure used by the CEO is management earnings (loss) before income taxes, or Management EBT. This measure includes the cost of revenues, selling, general and administrative, or SG&A, expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. Commencing in 2007, the CEO will use both Management EBT and operating margin as the primary financial measures in assessing performance and allocating resources. Operating margin is defined as gross profit, less SG&A and R&D expenses divided by Revenue.

2006 Financial Highlights

The following is a summary of our 2006 financial highlights:

	2006	2005	$ Change	% Change

Revenues	$11,418	$10,509	$909	9
Gross Margin	38.9%	40.7%		(1.8 pts	)
Operating expenses(a)	4,547	4,472	75	2
Management EBT(b)	(193)	15	(208)
Net Earnings (Loss)	28	(2,610)	2,638	—
Cash and Cash Equivalents	3,492	2,951	541	18

(a)	Operating expenses includes SG&A, R&D, and special charges.
(b)	See note 6, “Segment information” to the accompanying audited consolidated financial statements for a reconciliation of Management EBT to net earnings (loss) from continuing operations.

As discussed below under “Restatements; Remedial Measures and the Elimination of Material Weaknesses; Related Matters”, we have restated our consolidated financial statements for 2005, 2004, 2003, 2002 and the first, second, and third quarters of 2006 and 2005. For additional information please see note 4, “Restatement of previously issued financial statements” to the accompanying audited consolidated financial statements.

•	Revenues increased 9% to $11,418: Revenues increased across all of our business segments and from a geographic perspective the increase was driven by the Europe, Middle East and Africa, or EMEA, and Asia regions. The majority of our revenue growth is attributable to the addition of a full year of results from Nortel Government Solutions, or NGS, and the LG-Nortel joint venture, or LG-Nortel, and favorable foreign exchange impacts.
•	Gross margin decreased 1.8 percentage points to 38.9%: The impact of increased competition, our revenue growth in lower margin markets in Asia from LG-Nortel and in Europe, and the shift in product mix from mature technologies with higher margins to next-generation technologies with lower margins resulted in gross margin declines in 2006 as compared to 2005. The impacts of these trends were most significant in the ES and MEN segments.
•	Operating expenses increased by $75 and were at 39.8% of revenue: While spending increased modestly in 2006 compared to 2005, our operating expenses as a percentage of revenue have trended downwards over the last two years.
•	Management EBT decreased $208 to a loss of $193: The decrease in Management EBT was driven primarily by decreases in the ES segment and increases in corporate costs related to increased interest expenses. The MCCN and GS segments continued to be significantly more profitable than ES and MEN.
•	Net earnings (loss) increased to net earnings of $28 from a net loss of $2,610: The increase in net earnings was driven primarily by changes in the fair value of our shareholder class action lawsuit settlement and a gain related to the divestiture of certain assets and liabilities related to our UMTS access business. The net loss in 2005 included a charge of $2,474 related to the Global Class Action Settlement.
•	Cash and cash equivalents increased $541 to $3,492: The increase in cash was primarily driven by net cash from operating activities of $237, net cash from financing activities of $483, and net positive impacts from foreign exchange of $94, partially offset by net cash used in investing activities of $273.

Significant Business Developments in 2006 and 2007

Divestiture of UMTS Access Assets

On December 31, 2006, we completed the sale of substantially all our assets and liabilities, related to our UMTS access products and services to Alcatel-Lucent. The sale, structured as an asset and share transaction, resulted in gross proceeds of $320, adjusted primarily for warranty liabilities, for net proceeds of $306 all of which were received in the fourth quarter of 2006. In addition, we provided Alcatel-Lucent with a $23 promissory note in lieu of transferring working capital, which was paid in the first quarter of 2007.

As a result of the sale, we transferred $65 in net assets comprised primarily of fixed assets and inventory, substantially all existing UMTS access contracts, intellectual property, and approximately 1,700 employees attributed to our UMTS access products. Additionally, we wrote off net assets of $18 related primarily to unbilled receivables, goodwill, prepaid assets and deferred revenue and costs, and recorded additional liabilities of $26, relating to transaction costs. We have retained our existing UMTS access customer contracts related to LG-Nortel and will source the UMTS access products and services from Alcatel-Lucent.

We and Alcatel-Lucent have also agreed to provide certain transitional services to each other in order to facilitate the various aspects of the divesture. We have committed to provide R&D, manufacturing and real estate transition services in addition to providing Alcatel-Lucent the right to use all proprietary intellectual property used in our UMTS access products and services which are also common to other Nortel products and services. In addition, Alcatel-Lucent has options to extend its license rights to other Nortel Long Term Evolution related and GSM technology for consideration of $50 and $15, respectively. These options expire December 31, 2008 and December 31, 2010, respectively.

We have recorded a net gain of $166 and deferred income of $5 primarily due to contingent liabilities related to a loss-sharing arrangement based on 2007 operating results.

In 2006, the access portion of our UMTS business generated estimated revenues and incurred estimated R&D costs of approximately $750 and $260, respectively. The expected R&D costs savings from this divestiture will be partially offset by additional R&D investments in technologies where we believe we can attain a leadership position. In 2007, we will continue to generate revenue from our UMTS access contracts in LG-Nortel. However, as a result of the divestiture, our total revenue from UMTS access will be significantly lower than in 2006.

Credit Facility and Senior Notes

On February 14, 2006, our indirect subsidiary, Nortel Networks Inc., or NNI, entered into a new one-year credit facility in the aggregate principal amount of $1,300, or the 2006 Credit Facility. The 2006 Credit Facility was drawn down in the full amount on February 14, 2006, and we used the net proceeds primarily to repay at maturity the outstanding $1,275 aggregate principal amount of the 6.125% notes due February 15, 2006 issued by our principal operating subsidiary, Nortel Networks Limited, or NNL.

On July 5, 2006, NNL completed an offering of $2,000 aggregate principal amount of senior notes, or the Notes. NNL used $1,300 of the net proceeds to repay the 2006 Credit Facility and the remainder for general corporate purposes, including to replenish cash outflows of $150 used to repay at maturity the outstanding aggregate principal amount of the 7.40% notes of Nortel Networks Capital Corporation due June 15, 2006, or the 7.40% Notes, and $575, plus accrued interest, deposited into escrow on June 1, 2006, pursuant to the Global Class Action Settlement.

Business Transformation Initiatives

On June 27, 2006, in connection with our previously announced Business Transformation plan to increase competitiveness by improving operating margins and overall business performance, we announced a series of new initiatives to create a world-class operations organization and planned actions to achieve organizational simplification. These initiatives include a work plan which is expected to result in a reduction of approximately 1,900 positions globally and the creation of approximately 800 new positions in Operations Centers of Excellence, or the 2006 Restructuring Plan.

We also announced significant changes to our North American employee benefit plans. As a result of the employee benefit plan changes, we recorded a gain of $43 in the third quarter of 2006. This benefit was realized evenly across gross profit, SG&A expense, and R&D expense.

On February 7, 2007, we outlined the next steps of our Business Transformation plan with the announcement of a work plan to implement a net reduction in our global workforce of approximately 2,900 positions, or the 2007 Restructuring

Plan. We expect that approximately 70% of these reductions will take place in 2007. As part of this plan we will also shift approximately 1,000 positions from higher-cost to lower-cost locations, with approximately 40% of this activity taking place in 2007. The 2007 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and reduce our global real estate portfolio by approximately 500,000 square feet by the end of 2007. Upon completion, the 2007 Restructuring Plan is expected to result in annual savings of approximately $400. We currently expect to incur charges related to the 2007 Restructuring Plan of approximately $390, with approximately $300 related to the workforce reductions and approximately $90 related to the real estate actions. Approximately 75% of the aggregate charges are expected to be incurred in 2007, with the remainder expected to be incurred in 2008. Cash expenditures related to the 2007 Restructuring Plan are currently estimated to be approximately $370, and are expected to be incurred generally in the same timeframe.

Global Class Action Settlement

In February 2006, we announced an agreement to settle two significant class action lawsuits pending in the U.S. District Court for the Southern District of New York, or the Global Class Action Settlement. Subsequently we entered into agreements to settle all related Canadian actions. In December of 2006 and January of 2007, the Global Class Action Settlement was approved by the courts in New York, Ontario, Quebec, and British Columbia. The Global Class Action Settlement remains conditioned on, among other things, receipt of securities regulatory and stock exchange approvals, and finalizing the court approved orders. Under the terms of the Global Class Action Settlement, we will pay $575 in cash and issue approximately 62,866,775 common shares of Nortel (which represents approximately 14.5% of our common shares outstanding as of February 7, 2006, the date the agreement in principle was reached with the plaintiffs in the U.S. class action lawsuits), reflecting our 1 for 10 share consolidation on December 1, 2006, to the plaintiffs, and will contribute to the plaintiffs one-half of any recovery resulting from our ongoing litigation against certain former officers of Nortel.

As a result of the Global Class Action Settlement, we established a litigation provision and recorded a charge to our full-year 2005 financial results of $2,474 (net of insurance proceeds of $228.5 which were placed in escrow in April 2006). Of this amount, $575 related to the cash portion, which was placed in escrow on June 1, 2006, along with $5 in accrued interest, and $1,899 related to the equity component. We have adjusted the equity component in each quarter of 2006 and will further adjust it in future quarters based on the fair value of the Nortel Networks Corporation common shares issuable until the finalization of the settlement. As of December 31, 2006, the fair value of the equity component had decreased to $1,680, resulting in a recovery of $219 for 2006.

Acquisitions

On February 24, 2006, we acquired Tasman Networks, an established networking company that provides a portfolio of secure enterprise routers, for approximately $99 in cash and related liabilities. The purchase price allocation of $99 included approximately $43 of goodwill acquired, $58 of intangible assets acquired and $2 in net liabilities assumed. We recorded an expense of $16 for in-process research and development in the second quarter of 2006. The allocation of the purchase price is based on management’s best estimate of the relative values of the assets acquired and liabilities assumed.

Supply Chain Strategy

In recent years we have entered into agreements to outsource substantially all of our manufacturing operations, culminating in a 2004 agreement with Flextronics International Ltd. and Flextronics Telecom Systems Ltd., or Flextronics, for the divestiture of substantially all of our remaining manufacturing operations and related activities. We and Flextronics also entered into a four year supply agreement for manufacturing services (whereby Flextronics now manages in excess of $2,000 of our annual cost of revenues) and a three year supply agreement for design services. Commencing in the fourth quarter of 2004, and throughout 2005, we completed the transfer to Flextronics of our optical design activities in Ottawa, Canada and Monkstown, Northern Ireland, and our manufacturing activities in Montreal, Canada and Chateaudun, France.

In 2006 we completed the transfer to Flextronics of our manufacturing operations and related assets in Calgary, Canada including product integration, testing, repair, and logistics operations. The transfer of our Calgary operations represented the final transfer to Flextronics.

The completion of the agreement for the divestiture of substantially all of our remaining manufacturing operations and related activities resulted in the transfer of approximately 2,100 employees to Flextronics and gross cash proceeds of $599. On October 18, 2006, we signed an amendment to various agreements with Flextronics to restructure our purchase commitments and increase our obligation to reimburse Flextronics for certain costs associated with the transaction. These amendments allow for increased flexibility to drive cost reductions through our business transformation initiatives. We do not expect to recognize a material net gain as a result of this divestiture.

Microsoft Alliance

On July 18, 2006, we announced a strategic alliance with Microsoft to jointly develop, market and sell communications solutions. We and Microsoft agreed to form joint teams to collaborate on product development spanning enterprise, mobile and wireline carrier solutions. The initial focus will be on unified communications products in enterprises providing seamless voice, e-mail, and multimedia capabilities with both Microsoft and Nortel clients. The agreement engages the companies at the technology, marketing and business levels and includes joint product development, solutions and systems integration, and go-to-market initiatives. Both companies will invest resources in marketing, business development and delivery. In addition, we entered into a patent cross licensing agreement whereby we and Microsoft have agreed to exchange patent rights to certain products, services and technology. In consideration for access to our developed technology, Microsoft paid us $40 in the third quarter of 2006. This amount will be amortized ratably into income over the four year term of the agreement.

Restatements; Remedial Measures and the Elimination of Material Weaknesses; Related Matters

Previous Restatements

We have effected successive restatements of prior period financial results. In December 2003, we restated our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement. Following an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, we restated our financial statements for the years ended December 31, 2002 and 2001, and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002, and September 30, 2003 and 2002, or the Second Restatement.

Over the course of the Second Restatement process, we identified a number of reportable conditions, each constituting a material weakness, in our internal control over financial reporting as of December 31, 2003. As of December 31, 2005, and as recently as September 30, 2006, we reported the following five material weaknesses in internal control over financial reporting:

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

For additional information relating to the control deficiencies that resulted in these material weaknesses, please see the Controls and Procedures section of our 2003, 2004 and 2005 Annual Reports on Form 10-K.

At the recommendation of the Audit Committee, in January 2005 the Board of Directors adopted all of the recommendations for remedial measures of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review”, submitted to the Audit Committee in January 2005 by Wilmer Cutler Pickering Hale & Dorr LLP and Huron Consulting Services LLC, or the Independent Review Summary. Those governing remedial principles were designed to prevent recurrence of the inappropriate accounting conduct found in the Independent Review, to rebuild a finance environment based on transparency and integrity, and to ensure sound financial reporting and comprehensive disclosure. The governing remedial principles included:

•	establishing standards of conduct to be enforced through appropriate discipline;

•	infusing strong technical skills and experience into the Finance organization;
•	requiring comprehensive, ongoing training on increasingly complex accounting standards;
•	strengthening and improving internal controls and processes;
•	establishing a compliance program throughout the Company that is appropriately staffed and funded;
•	requiring management to provide clear and concise information, in a timely manner, to the Board of Directors to facilitate its decision-making; and
•	implementing an information technology platform that improves the reliability of financial reporting and reduces the opportunities for manipulation of results.

Please see the Independent Review Summary in the Controls and Procedures section of our 2003 Annual Report on Form 10-K for further information concerning these governing principles as they relate to three identified categories — people, processes and technology.

As part of the remedial measures and to compensate for the unremedied material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to enhance our controls and procedures relating to the recognition of revenue. These efforts included, among other measures, extensive documentation and review of customer contracts for revenue recognized in 2005 and earlier periods. As a result of the contract review, it became apparent that certain of the contracts had not been accounted for properly under U.S. GAAP. Management’s determination that these errors required correction led to the Audit Committee’s decision on March 9, 2006 to effect a further restatement of our consolidated financial statements, or the Third Restatement, which was effected with the filing of our 2005 10-K/A and NNL’s Annual Report on Form 10-K for the year ended December 31, 2005, or NNL’s 2005 10-K, with the SEC and Canadian securities regulators on May 1, 2006.

During 2006, we continued to build on the remedial actions in 2004 and 2005 and implemented significant changes to our internal control over financial reporting and continued to develop and implement remedial measures to address the material weaknesses that existed as of December 31, 2005 and each of the quarters within 2006, as well as to implement the recommendations for remedial measures in the Independent Review Summary. We believe that the remedial measures and other actions to significantly improve internal control over financial reporting, described in the Controls and Procedures section of this report, individually and in the aggregate addressed most of the internal control issues in the five material weaknesses. As at December 31, 2006, we concluded that these measures resulted in the elimination of the five material weaknesses, with the exception of the deficiencies that comprise the following revenue related material weakness as at December 31, 2006, which is further described in the Controls and Procedures section of this report:

•	lack of sufficient cross-functional communication and coordination, including further definition of roles and responsibilities, with respect to the scope and timing of customer arrangements, insufficient segregation of duties in certain areas, delayed implementation of Nortel review processes and personnel for the LG-Nortel joint venture, and insufficient controls over certain end user computing applications, all of which impact upon the appropriate application of U.S. GAAP to revenue generating transactions.

Current Restatement of Previously Issued Financial Statements

In the course of the preparation of our 2006 financial statements, we identified certain errors primarily through discussions with our North American pension and post-retirement actuaries and through our ongoing remediation efforts with respect to our material weakness related to revenue recognition and our previously reported material weaknesses and other internal control deficiencies. As a result, we have restated our consolidated balance sheet as of December 31, 2005 and consolidated statement of operations, changes in equity and comprehensive income (loss) and statement of cash flows for the years ended December 31, 2005 and 2004. The adjustments relate to: (i) pension and post-retirement benefits errors, (ii) revenue recognition errors, (iii) a prior year tax error, and (iv) other errors.

The impact of the restatement to periods prior to 2004 was a net increase of $2 to opening accumulated deficit as of January 1, 2004. The following tables present the impact of the restatement on our previously reported consolidated statement of operations data for the years ended December 31, 2005 and 2004.

Consolidated Statement of Operations data for the year ended December 31, 2005

	As Previously
	Reported	Adjustments	As Restated

Revenues	$10,523	$(14)	$10,509
Gross profit	4,306	(28)	4,278
Operating earnings (loss)	(2,671)	(61)	(2,732)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(2,586)	(70)	(2,656)
Net earnings (loss) from continuing operations	(2,576)	(35)	(2,611)
Net earnings (loss) from discontinued operations — net of tax	1	—	1
Net earnings (loss)	(2,575)	(35)	(2,610)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(5.94)	$(0.08)	$(6.02)
— from discontinued operations	0.00	—	0.00

Basic and diluted earnings (loss) per common share	$(5.94)	$(0.08)	$(6.02)

Consolidated Statement of Operations data for the year ended December 31, 2004

	As Previously
	Reported	Adjustments	As Restated

Revenues	$9,516	$(38)	$9,478
Gross profit	3,942	(20)	3,922
Operating earnings (loss)	(250)	(48)	(298)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(240)	(43)	(283)
Net earnings (loss) from continuing operations	(256)	(40)	(296)
Net earnings (loss) from discontinued operations — net of tax	49	—	49
Net earnings (loss)	(207)	(40)	(247)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.59)	$(0.09)	$(0.68)
— from discontinued operations	0.11	—	0.11

Basic and diluted earnings (loss) per common share	$(0.48)	$(0.09)	$(0.57)

The following table summarizes the impact of the restatement adjustments to revenues, cost of revenues, and net earnings (loss) for the years ended December 31, 2005 and 2004.

	Revenues		Cost of Revenues		Net earnings (loss)
	2005	2004	2005	2004	2005	2004

As previously reported	$10,523	$9,516	$6,217	$5,574	$(2,575)	$(207)
Adjustments:
Pension and post-retirement errors	—	—	15	12	(48)	(40)
Revenue recognition errors	(14)	(38)	(2)	(26)	(9)	(9)
Prior period tax error	—	—	—	—	36	—
Other errors	—	—	1	(4)	(14)	9

As restated	$10,509	$9,478	$6,231	$5,556	$(2,610)	$(247)

The pension and post-retirement benefit errors related primarily to actuarial errors in the calculation of the market-related value of assets in both our U.S. and Canadian pension and post-retirement benefit plans, resulting in an increase in net loss of $48 and $40 for 2005 and 2004, respectively. The revenue recognition errors related primarily to complex arrangements with multiple deliverables in which the timing of revenue recognition was determined to be incorrect and errors related to the calculation of liquidated damages. The revenue recognition errors resulted in an increase in net loss of $9 for 2005 and 2004, respectively. We also corrected for a prior year tax error related to an internal review of comparisons of tax returns to provisions for prior years resulting in a $36 decrease in the 2005 net loss. Other errors related to foreign exchange, certain expenses and misclassifications in the statement of operations resulted in an increase of $14 and a decrease of $9 to net loss for 2005 and 2004, respectively.

For a more detailed description of these adjustments, please see note 4, “Restatement of previously issued financial statements” to the accompanying audited consolidated financial statements.

Quarterly information

The following statement of operations data presents the impact of the restatement on our previously issued consolidated statements of operations for each of the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005. The quarter ended December 31, 2006 had not previously been reported.

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Revenues	$2,382	$2,390	$2,389	$2,382
Gross profit	908	925	1,012	997
Operating earnings (loss)	(159)	(154)	(78)	(103)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(160)	(159)	(77)	(103)
Net earnings (loss) from continuing operations	(176)	(180)	(106)	(131)
Net earnings (loss) from discontinued operations — net of tax	—	—	2	2
Net earnings (loss)	(167)	(171)	(104)	(129)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.39)	$(0.39)	$(0.25)	$(0.30)
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.39)	$(0.39)	$(0.25)	$(0.30)

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Revenues	$2,744	$2,780	$2,619	$2,609
Gross profit	1,066	1,068	1,134	1,136
Operating earnings (loss)	414	383	(47)	(51)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	395	370	(25)	(30)
Net earnings (loss) from continuing operations	366	342	(32)	(37)
Net earnings (loss) from discontinued operations — net of tax	—	—	(1)	(1)
Net earnings (loss)	366	342	(33)	(38)

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.84	$0.79	$(0.07)	$(0.08)
— from discontinued operations	0.00	0.00	(0.00)	(0.00)

Basic and diluted earnings (loss) per common share	$0.84	$0.79	$(0.07)	$(0.08)

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Revenues	$2,955	$2,926	$2,518	$2,490
Gross profit	1,125	1,123	978	962
Operating earnings (loss)	(15)	11	(81)	(106)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(69)	(36)	(85)	(107)
Net earnings (loss) from continuing operations	(99)	(63)	(138)	(159)
Net earnings (loss) from discontinued operations — net of tax	—	—	2	2
Net earnings (loss)	(99)	(63)	(136)	(157)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.23)	$(0.14)	$(0.32)	$(0.37)
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.23)	$(0.14)	$(0.32)	$(0.37)

	Three Months Ended
	December 31, 2005
	As
	Previously	As
	Reported	Restated

Revenues	$2,997	$3,028
Gross profit	1,182	1,183
Operating earnings (loss)	(2,465)	(2,472)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(2,399)	(2,416)
Net earnings (loss) from continuing operations	(2,300)	(2,284)
Net earnings (loss) from discontinued operations — net of tax	(2)	(2)
Net earnings (loss)	(2,302)	(2,286)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(5.30)	$(5.26)
— from discontinued operations	0.00	0.00

Basic and diluted earnings (loss) per common share	$(5.30)	$(5.26)

Adjustments

The following tables summarize the impact of the restatement adjustments to revenues, cost of revenue, and net earnings (loss) for the years ended December 31, 2006 and 2005 on a quarterly basis.

	2006
	Revenues			Cost of Revenues
	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	March 31	June 30	September 30

As previously reported	$2,382	$2,744	$2,955	$1,474	$1,678	$1,830
Adjustments:
Pension and post-retirement errors	—	—	—	3	3	1
Revenue recognition errors	8	36	(29)	(15)	13	(4)
Other errors	—	—	—	3	18	(24)

As restated	$2,390	$2,780	$2,926	$1,465	$1,712	$1,803

	2006
	Net earnings (loss)
	Three	Three	Three
	Months	Months	Months
	Ended	Ended	Ended
	March 31	June 30	September 30

As previously reported	$(167)	$366	$(99)
Adjustments:
Pension and post-retirement errors	(8)	(8)	(2)
Revenue recognition errors	19	20	(22)
Other errors	(15)	(36)	60

As restated	$(171)	$342	$(63)

	2005
	Revenues				Cost of Revenues
	Three	Three	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

As previously reported	$2,389	$2,619	$2,518	$2,997	$1,377	$1,485	$1,540	1,815
Adjustments:
Pension and post-retirement errors	—	—	—	—	4	3	4	4
Revenue recognition errors	(7)	(10)	(28)	31	5	(16)	(19)	28
Other errors	—	—	—	—	(1)	1	3	(2)

As restated	$2,382	$2,609	$2,490	$3,028	$1,385	$1,473	$1,528	$1,845

	2005
	Net earnings (loss)
	Three	Three	Three	Three
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

As previously reported	$(104)	$(33)	$(136)	$(2,302)
Adjustments:
Pension and post-retirement errors	(12)	(12)	(12)	(12)
Revenue recognition errors	(11)	6	(8)	4
Prior period tax error	—	—	—	36
Other errors	(2)	1	(1)	(12)

As restated	$(129)	$(38)	$(157)	$(2,286)

As a result of NNL’s restatement of their financial results, it breached certain provisions of the EDC Support Facility. Absent a waiver, EDC would have the right to refuse to issue additional support and to terminate its commitments under the Support Facility, subject to a 30 day cure period with respect to certain provisions. On March 9, 2007 NNL received a waiver from EDC in respect of its breaches.

Regulatory Actions

We are under investigation by the SEC and the OSC Enforcement Staff. In addition, we received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, a criminal investigation into our financial accounting situation by the Integrated Market Enforcement Team of the Royal Canadian Mounted Police is ongoing. Regulatory sanctions may potentially require us to agree to remedial undertakings that may involve our or an independent adviser to report on the review, assessment and monitoring of our accounting practices, financial reporting and disclosure processes and internal control systems. We will continue to cooperate fully with all authorities in connection with these investigations and reviews.

Results of Operations

Revenues

The following table sets forth our revenue by geographic location of the customer:

	For the Years Ended
	December 31,			2006 vs 2005		2005 vs 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change

United States	$5,092	$5,203	$4,645	$(111)	(2)	$558	12
EMEA	3,239	2,704	2,483	535	20	221	9
Canada	720	571	552	149	26	19	3
Asia	1,736	1,422	1,238	314	22	184	15
CALA(a)	631	609	560	22	4	49	9

Consolidated	$11,418	$10,509	$9,478	$909	9	$1,031	11

(a)	Caribbean and Latin America, or CALA, region.

2006 vs. 2005

Revenues increased to $11,418 in 2006 from $10,509 in 2005, an increase of $909, or 9%. Revenues increased by approximately 6% in 2006 as a result of the addition of a full year of results from NGS and LG-Nortel. In addition, 2006 revenues benefited from favorable foreign currency exchange impacts, resulting in an estimated increase of approximately 1%, driven by the strengthening of the Canadian dollar, British Pound, and Euro against the U.S. dollar. The net recognition of previously deferred revenue contributed approximately $125 to our consolidated 2006 revenues, with the most significant impact in EMEA and the MEN segment.

Revenues increased by $314 in Asia in 2006, driven primarily by increases in our ES and MEN segments. Enterprise circuit and packet solutions saw an increase of $99 in Asia, driven primarily by the addition of a full year of results from LG-Nortel, which was formed on November 3, 2005. Optical networking solutions in Asia increased by $134 in 2006, driven primarily by the recognition of previously deferred revenues resulting from the delivery of a software upgrade. GS revenues increased by $37 and were primarily driven by the addition of LG-Nortel and growth in our network support services business.

Revenues increased by $535 in EMEA in 2006, driven primarily by increases in our MCCN, ES, and MEN segments. GSM and UMTS solutions revenue in EMEA increased by $185 and was primarily driven by the recognition of previously deferred UMTS solutions revenue due to a contract renegotiation and the completion of certain contract deliverables. CDMA solutions in EMEA increased by $110, primarily driven by the recognition of previously deferred revenue triggered by the delivery of a software upgrade. Enterprise circuit and packet solutions increased by $107 in EMEA mainly due to the addition of a full year of results from LG-Nortel, which included ES sales to LG-Nortel’s international customers, primarily in Europe. MEN data networking and security solutions in EMEA increased by $74 and were positively impacted by the recognition of previously deferred revenue.

North American (Canada and the U.S. only) revenues increased by $38 in 2006, with an increase in Canada of $149 partially offset by a decline in the U.S. of $111. The decline in the U.S. was driven primarily by a $348 decrease in our GSM and UMTS solutions due to lower customer spending, the loss of certain contracts resulting from industry consolidation, and the completion of a large network project in 2005 which was not repeated in 2006. This decline was partially offset by increased demand for our next-generation wireless solutions with the rollout of our CDMA EV-DO Rev A technology, which was the primary driver of a $175 increase in CDMA solutions revenue in the U.S. The growth in CDMA solutions in the U.S. was primarily driven by two of our major carrier customers. CDMA solutions increased in Canada by $67, with the increase primarily driven by increased volumes with a key carrier customer. MCCN circuit and packet voice solutions increased by $76 in North America, primarily driven by increased volume in our voice over internet protocol, or VoIP business. The ES segment experienced a slight decline in North America of $21, primarily due to the recognition of deferred revenue in 2005 in our enterprise voice solutions portfolio which was not repeated in 2006, partially offset by increased volume in our enterprise data networking and security solutions business. U.S. revenues increased in 2006 by $97 due to the inclusion of a full year of results from NGS.

2005 vs. 2004

Revenues increased to $10,509 in 2005 from $9,478 in 2004, an increase of $1,031, or 11%. The overall growth in revenues was primarily driven by increases in the U.S., EMEA, and Asia.

U.S. revenues increased by $558 and drove more than 50% of our overall revenue increase in 2005. The increase in U.S. revenues was primarily driven by increases in our ES, MEN and MCCN segments. The acquisition of NGS in 2005 contributed $142 to the revenue increase in the U.S. Enterprise circuit and packet voice solutions increased by $101 and were primarily driven by the recognition of deferred revenue, while enterprise data networking and security solutions increased by $57 as a result of higher volumes in 2005. Optical networking solutions in the MEN segment increased by $148 and were primarily driven by increased demand for multimedia and communications at broadband network speeds as well as delivery of triple play services (data, voice and multimedia) to consumers by a range of service providers. In the MCCN segment, CDMA solutions increased by $182 in the U.S. primarily due to an overall increase in volumes. The growth in the CDMA business was partially offset by a decline in GSM and UMTS solutions of $53.

Revenues in EMEA increased by $221 and were primarily driven by an increase in the MEN segment and an increase in GSM and UMTS solutions in EMEA of $207. The increase was driven primarily by projects to upgrade GSM networks to allow for enhanced data transmission rates, and the continued rollout of a UMTS network for a key customer. The increase in GSM and UMTS solutions was partially offset by a decline in CDMA solutions of $35 which was primarily driven by network completions in 2004 which were not repeated in 2005. As a result of increased demand, optical networking solutions increased by $29 and data networking and security solutions increased by $33.

Revenues in Asia increased by $184 and were primarily driven by an increase in the MCCN segment. GSM and UMTS solutions increased by $258 and were primarily driven by revenues from the deployment of a GSM network for a customer in India. The increase in GSM and UMTS solutions was partially offset by a decline in CDMA solutions of $85 which was primarily driven by the impact of network completions in 2004 not repeated in 2005.

Gross Margin

	For the Years Ended
	December 31,			2006 vs 2005			2005 vs 2004
	2006	2005	2004	$ Change	% Change		$ Change	% Change

Gross Profit	$4,439	$4,278	$3,922	$161	4		$356	9
Gross Margin	38.9%	40.7%	41.4%		(1.8 pts	)		(0.7 pts	)

2006 vs. 2005

Gross margin decreased to 38.9% in 2006 from 40.7% in 2005, a decrease of 1.8 percentage points. Historically our gross margins have been lower in Asia and EMEA than in North America, primarily due to competitive pressures and product mix. In 2006 the percentage of our total revenue derived from Asia and EMEA grew while declining in the U.S. This change in geographic mix had a negative impact of 2 percentage points on our gross margin. Gross margin declined by approximately 1.5 percentage points due to unfavorable product mix as a result of shifts from mature technologies with higher margins to next-generation technologies with lower margins. 2006 gross margin increased by approximately 2 percentage points due to negative margin impacts associated with a contract in India in 2005 and not repeated in 2006 to the same levels.

2005 vs. 2004

Gross margin decreased to 40.7% in 2005 from 41.4% in 2004, a decrease of 0.7 percentage points. Gross margins were negatively impacted by approximately 0.5 percentage points as a result of the impact of a contract in India. Gross margin was positively impacted by our ES and CDMA solutions, offset by declines due to overall product mix and pricing pressures.

Operating Expenses

Selling, General and Administrative Expense

	For the Years Ended
	December 31,			2006 vs 2005			2005 vs 2004
	2006	2005	2004	$ Change	% Change		$ Change	% Change

SG&A Expense	$2,503	$2,429	$2,146	$74	3		$283	13
As a % of Revenue	21.9%	23.1%	22.6%		(1.2 pts	)		(0.5 pts	)

2006 vs. 2005

SG&A expense increased to $2,503 in 2006 from $2,429 in 2005, an increase of $74, or 3%. SG&A expense as a percentage of revenue decreased by 1.2 percentage points in 2006 compared to 2005. Incremental SG&A costs related to the inclusion of a full year of operating results from NGS and LG-Nortel increased SG&A expense by $100 in 2006. Higher costs associated with our employee bonus plans resulted in an increase in SG&A expense of $23. The strengthening of the Canadian dollar, Euro, and British pound against the U.S. dollar resulted in an estimated increase in SG&A expense of $40. These increases in SG&A expense were partially offset by cost savings of approximately $55 resulting from reduced spending on our restatement related activities. In addition, SG&A expense in 2005 was negatively impacted by costs associated with changes to our senior executive team, which were not repeated to the same extent in 2006, resulting in a decrease in SG&A expense in 2006 of approximately $54.

2005 vs. 2004

SG&A expense increased to $2,429 in 2005 from $2,146 in 2004, an increase of $283, or 13%. Increased costs related to our internal control remedial measures, investments in our finance processes, and restatement related activities resulted in an increase in SG&A expense of approximately $61 in 2005. The additions of NGS and LG-Nortel in the second half of 2005 increased SG&A expense by approximately $52. Increased costs related to employee bonus plans and the departure and hiring of senior executives resulted in an increase in SG&A expense of approximately $65 in 2005. In addition, SG&A expense in 2004 was reduced by customer financing receivable recoveries of $118, compared with recoveries of $10 in 2005. The increases in SG&A expense were partially offset by a decrease of approximately $25 in our stock based compensation in 2005 and costs savings associated with the restructuring plan announced in 2004.

Research and Development Expense

	For the Years Ended
	December 31,			2006 vs 2005			2005 vs 2004
	2006	2005	2004	$ Change	% Change		$ Change	% Change

R&D Expense	$1,939	$1,874	$1,975	$65	3		$(101)	(5)
As a % of Revenue	17.0%	17.8%	20.8%		(0.8 pts	)		(3.0 pts	)

2006 vs. 2005

R&D expense increased to $1,939 in 2006 from $1,874 in 2005, an increase of $65, or 3%. The increase was primarily due to incremental costs of approximately $69 related to the inclusion of a full year of operating results from LG-Nortel, and estimated unfavorable foreign exchange impacts of approximately $60 associated with the strengthening of the Canadian dollar, Euro and British pound against the U.S. dollar. These increases were partially offset by cost savings associated with the changes made to our employee benefit plans.

2005 vs. 2004

R&D expense decreased to $1,874 in 2005 from $1,975 in 2004, a decrease of $101, or 5%. The decrease was primarily due to cost savings associated with our 2004 Restructuring Plan, partially offset by increased investment in targeted product areas, primarily in ES, increased expense of approximately $24 related to our employee bonus plans, and unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

Special Charges

The following table sets forth special charges by restructuring plan.

	For the Years Ended December 31,			2006 vs 2005		2005 vs 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change

2006 Restructuring Plan	$68	$—	$—	$68	—	$—	—
2004 Restructuring Plan	20	180	165	(160)	(89)	15	9
2001 Restructuring Plan	17	(11)	16	28	—	(27)	(169)

Total Special Charges	$105	$169	$181	$(64)	(38)	$(12)	(7)

2006 Restructuring Plan

During the second quarter of 2006, in an effort to increase competitiveness by improving operating margins and overall business performance, we announced the 2006 Restructuring Plan, which includes a work plan involving workforce reductions of approximately 1,900 employees, as well as the creation of approximately 800 new positions in our Operations Centers of Excellence. The workforce reductions span all of our segments and are expected to include approximately 350 middle management positions throughout Nortel, with the balance of workforce reductions to primarily occur in the U.S. and Canada. We estimate total charges to earnings and cash associated with the 2006 Restructuring Plan will be approximately $100, of which $68 in charges were incurred in 2006, with the remainder expected to be incurred in fiscal 2007.

In 2006, we incurred total cash costs related to the 2006 restructuring plan of approximately $28 with the remaining cash costs expected to be incurred primarily in 2007.

2004 Restructuring Plan

In the third quarter of 2004, we announced a strategic plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments or, the 2004 Restructuring Plan. We estimate total charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $410 comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions, of which $365 have been incurred. Substantially all of the charges with respect to the workforce reductions have been incurred with the remainder of the charges related to ongoing lease costs for impacted real estate facilities to be substantially incurred by the end of 2018.

We expect to incur total cash costs related to the 2004 Restructuring Plan of approximately $360, which are split approximately $230 for workforce reductions and $130 for real estate actions. Approximately 12%, 50%, and 11% of these cash costs were incurred in 2006, 2005, and 2004, respectively, and the remaining cash costs are expected to be substantially incurred by the end of 2018.

2001 Restructuring Plan

During 2001, we implemented a work plan to streamline operations and activities around core markets and leadership strategies in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting operations and expected future growth rates, or the 2001 Restructuring Plan. Under the 2001 Restructuring Plan activities were initiated in 2003 to exit certain leased facilities and leases for assets no longer used across all segments. The liabilities associated with these activities were measured at fair value and recognized under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Under the 2001 Restructuring Plan, we recorded special charges of $17, $(11) and $16 relating primarily to the revision of prior accruals due to contract settlement and lease costs for the years ended December 31, 2006, 2005 and 2004, respectively.

We have incurred cash costs related to the 2001 Restructuring Plan of $54, $113, and $216 in 2006, 2005, and 2004, respectively. Remaining cash costs relating to the 2001 Restructuring Plan of approximately $195 are expected to be incurred into 2024 for ongoing lease costs related to impacted real estate facilities.

The following table sets forth special charges by segment.

	2006
	Restructuring
	Plan	2004 Restructuring Plan			2001 Restructuring Plan			Total Special Charges
	2006	2006	2005	2004	2006	2005	2004	2006	2005	2004

Special charges by segment:
Mobility and Converged Core Networks	$38	$9	$124	$110	$12	$(1)	$11	$59	$123	$121
Enterprise Solutions	14	3	27	14	3	(2)	3	20	25	17
Metro Ethernet Networks	7	8	24	29	2	(8)	1	17	16	30
Global Services	3	—	5	—	—	—	1	3	5	1
Other	6	—	—	12	—	—	—	6	—	12

Total special charges	$68	$20	$180	$165	$17	$(11)	$16	$105	$169	$181

Gain/Loss on Sale of Businesses and Assets

In 2006, gain on sale of businesses and assets was $206, primarily due to gains of $166 on the sale of certain assets and liabilities related to our UMTS access business, $40 related to the sale of real estate assets in Canada and EMEA, and $23 on the sale of certain assets related to our blade server business. These gains were partially offset by write-offs of certain fixed assets of $13 and charges related the divestiture of our manufacturing operations to Flextronics of $7.

In 2005, loss on sale of businesses and assets of $47 was primarily due to charges related to the divestiture of our manufacturing operations to Flextronics.

In 2004, gain on sale of businesses and assets of $91 was primarily due to a gain of $78 related to the sale of certain assets in CALA and a gain of approximately $30 related to the sale of our directory operator service business to VoltDelta Resources LLC, or VoltDelta. These gains were partially offset by charges related to the divestiture of our manufacturing operations to Flextronics of approximately $6 and write-offs of certain fixed assets of approximately $10.

Shareholder Litigation Settlement Expense/Recovery

We recorded a shareholder litigation settlement recovery of $219 during the year ended December 31, 2006 as a result of a fair value mark-to-market adjustment of the equity component of the Global Class Action Settlement at year end. For additional information, see “Significant Business Developments in 2006 — Global Class Action Settlement”.

We recorded a shareholder litigation settlement expense of $2,474 during the year ended December 31, 2005 as a result of the Global Class Action Settlement.

Other Income — Net

The components of other income — net were as follows:

	For the Years Ended December 31,
	2006	2005	2004

Interest and dividend income(a)	$140	$115	$92
Gain (loss) on sale or write down of investments	(6)	67	19
Currency exchange gains (losses)(b)	(12)	59	65
Other — net	90	54	41

Other income — net	$212	$295	$217

(a)	Interest and dividend income on our short-term investments.
(b)	Currency exchange gains and losses were primarily related to day-to-day transactional activities.

In 2006, other income — net was $212, which included interest and dividend income of $140, a net loss on the sale or write down of investments of $6, and net currency exchange losses of $12. Other net income of $90 was primarily driven by a gain of $26 related to the sale of a note receivable from Bookham, Inc., net income of $22 on royalties from patented technology, income of $22 from the sub-lease of certain facilities, and a gain of $24 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting. These gains were partially offset by expenses of $7 from the securitization of certain receivables and expenses of $6 related to various litigation and settlement costs.

In 2005, other income — net was $295 which included interest and dividend income on our short-term investments of $115 and a net currency exchange gain of $59. We also generated a net gain of $67 on the sale of investments, which was primarily driven by a gain of $21 related to the sale of Arris Group Inc. shares, a gain of $45 on the sale of Axtel S.A. de CV shares and a gain of $7 on the sale of shares of VoltDelta. Other net income of $54 was primarily driven by gains of $35 related to customer settlements and customer financing arrangements, income of $22 from the sub-lease of certain facilities, and net income of $13 on royalties from patented technology. These gains were partially offset by a loss of $20 on the sale of certain accounts receivables.

In 2004, other income — net was $217, which included interest and dividend income of $92 and net currency exchange gains of $65. We generated a net gain of $19 on the sale or write downs of investments, which was primarily driven by a gain of $18 on the sale of shares in Entrust, Inc. and a gain of $13 on the sale of shares of Arris Group, partially offset by a loss of $14 related to the write down of our investment in Bookham, Inc. Other net income of $41 was primarily driven by a gain of $52 resulting from a restructured customer financing arrangement, income of $12 from the sublease of certain of our facilities, and a gain of $7 related to a bankruptcy settlement. These gains were partially offset by a loss of $24 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting and a loss of $7 related to prepaid equity forward purchase contracts that were entered into in connection with the issuance of restricted stock units.

Interest Expense

Interest expense increased by $121 in 2006 compared to 2005 and by $17 in 2005 compared to 2004. The increase in 2006 was primarily due to higher debt levels, interest rates and borrowing costs on NNL’s debt as a result of the 2006 Credit Facility and the Notes offering.

The increase in interest expense in 2005 was primarily due to increases in short-term rates which negatively impacted our floating rate swap exposure compared to 2004.

Income Tax Benefit (Expense)

The 2006 income tax expense of $60 was primarily related to the net reduction of our deferred tax assets as well as current tax provisions in certain taxable jurisdictions, including tax adjustments of $13 related to prior tax positions taken in the United Kingdom, or U.K., and $15 related to tax on the payment of preferred share dividends in Canada, partially offset by the recognition of R&D related incentives and releases of valuation allowance in certain smaller jurisdictions.

The 2005 income tax benefit of $81 was primarily related to the release of a liability of $140 tax benefit related to the retroactive application of our advance pricing arrangements, or APA, $11 tax expense related to tax on the payment of preferred share dividends in Canada, and various R&D related incentives, partially offset by a reduction of our deferred tax assets and current tax provisions in certain taxable jurisdictions, and various corporate minimum and other taxes. In addition, we recorded additional valuation allowances against the tax benefit of losses realized in some jurisdictions.

As of December 31, 2006, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes. We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS 109, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of Critical Accounting Policies and Estimates — Tax Asset Valuation.”

Segment Information

Mobility and Converged Core Networks

The following table sets forth revenues and Management EBT for the MCCN segment:

	For the Years Ended December 31,			2006 vs 2005		2005 vs 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Revenue
CDMA solutions	$2,512	$2,181	$2,103	$331	15	$78	4
GSM and UMTS solutions	2,413	2,615	2,203	(202)	(8)	412	19
Circuit and packet voice solutions	997	884	931	113	13	(47)	(5)

Total Revenue	$5,922	$5,680	$5,237	$242	4	$443	8

Management EBT	$517	$504	$269	$13	3	$235	87

2006 vs. 2005

MCCN revenues increased to $5,922 in 2006 from $5,680 in 2005, an increase of $242, or 4%. In 2006, demand for our next-generation wireless solutions increased with the rollout of our CDMA EV-DO Rev A technology. Our UMTS and succession voice solutions increases were driven by the addition of LG-Nortel and from the recognition of previously deferred revenue as we completed certain contract deliverables. This increase was partially offset by significant declines in the demand for our traditional wireless technologies such as GSM.

The rollout of our CDMA EV-DO Rev A technology was the primary driver of an increase in CDMA solutions revenue in the U.S. of $175, as certain of our significant customers increased investments in their infrastructure in order to enhance their service offerings. CDMA solutions increased in Canada by $67 primarily due to increased volumes with a key carrier customer and by $110 in EMEA primarily as a result of the completion of certain contract deliverables which resulted in the recognition of previously deferred revenue.

The decline in GSM and UMTS solutions was primarily due to a decline in the U.S. of $348 and a decline in Asia of $86. In the U.S. the decline was largely the result of decreases in GSM solutions due to lower customer spending, the loss of certain contracts due to industry consolidation, and the completion of a network project in 2005. The decline in Asia of $86 was due to revenues associated with a GSM contract in India in 2005 that were not repeated in 2006, partially offset by the addition of GSM and UMTS revenues from LG-Nortel. The declines in the U.S. and Asia were partially offset by an increase in EMEA of $185. The increase in EMEA was driven by higher UMTS solutions, primarily due to the recognition of previously deferred revenues resulting from the completion of certain contract deliverables, partially offset by a decline in GSM solutions.

The increase in MCCN circuit and packet voice solutions was driven primarily by increased demand for next-generation packetized communications solutions such as VoIP. Demand for our VoIP solutions primarily drove increases in North America and Asia of $76 and $55, respectively.

Management EBT for the MCCN segment increased to $517 in 2006 from $504 in 2005, an increase of $13 or 3%. The $13 increase was the result of an increase in gross profit of $102, partially offset by increases in SG&A and R&D expense of $28 and $23, respectively.

MCCN gross margin remained essentially flat and gross profit increased by $102 primarily due to increased sales volume, product mix, and negative margin impacts associated with a contract in India that were incurred in 2005 and not repeated in 2006 to the same levels. These increases were offset by higher warranty and costs to meet regional environmental specifications. The increase in SG&A of $28 was primarily due to increased sales and marketing expenses related to LG-Nortel and headcount spending in North America. R&D expense increased by $23 primarily due to the negative impact of foreign exchange, increased investment in targeted next-generation wireless programs to increase the feature content in our portfolio solutions and increased expenses related to LG-Nortel. In 2006 R&D in the MCCN segment was focused on driving additional investment in new product opportunities such as WiMAX and IMS while decreasing investment in legacy products.

2005 vs. 2004

MCCN revenues increased to $5,680 in 2005 from $5,237 in 2004, an increase of $443, or 8%. The increase in MCCN was primarily driven by significant increases in GSM and UMTS solutions.

In 2005, GSM and UMTS solutions in EMEA increased by $207 and were driven primarily by projects to upgrade GSM networks to allow for enhanced data transmission rates, and the continued rollout of a UMTS network for a key customer. GSM and UMTS solutions increased by $258 in Asia and were primarily driven by revenues from a significant contract in India. Reduced demand for our GSM and UMTS solutions in North America resulted in decreased revenues of $114. The reduced demand was primarily due to industry consolidation and a reduction of spending levels by two of our key customers.

CDMA solutions revenue in North America increased by $235 in 2005 primarily due to increased demand for network expansions and upgrades to next generation CDMA technologies. The increase in North America was partially offset by declines in Asia, EMEA, and CALA of $157. These declines can be attributed to network completions in 2004 and reduced demand resulting from industry consolidation.

MCCN Management EBT increased to $504 in 2005 from $269 in 2004, an increase of $235 or 87%. Gross margin declined by 1.7 percentage points, however, gross profit increased by $88 as the impact of the decline in gross margin was offset by increased volumes. Declines in R&D and SG&A expense of $112 and $11, respectively, also contributed to the increase in Management EBT.

Enterprise Solutions

The following table sets forth revenues and Management EBT for the ES segment:

	For the Years Ended
	December 31,			2006 vs 2005		2005 vs 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Revenue
Circuit and packet voice solutions	$1,628	$1,477	$1,309	$151	10	$168	13
Data networking and security solutions	712	628	634	84	13	(6)	(1)

Total Revenue	$2,340	$2,105	$1,943	$235	11	$162	8

Management EBT	$(75)	$93	$59	$(168)	(181)	$34	58

2006 vs. 2005

ES revenues increased to $2,340 in 2006 from $2,105 in 2005, an increase of $235 or 11%. The increase in 2006 was driven primarily by the addition of a full year of results from LG-Nortel.

The enterprise market is in the process of transitioning from traditional communications systems to next-generation IP networks. The change in the product mix of our ES revenues in 2006 is consistent with this trend. We continue to see growth in our packet-based voice solutions which support the next-generation technology, while seeing continued decline in our traditional circuit-based voice solutions. Pricing pressures, particularly on our traditional circuit-based switching, had a negative impact on revenues primarily in EMEA and the U.S.

Revenues from enterprise circuit and packet voice solutions increased by $107 in EMEA and $99 in Asia as a result of the addition of a full year of results from LG-Nortel. The increases in EMEA and Asia were partially offset by a decline of $62 in the U.S. which is primarily attributable to the recognition of deferred revenue in 2005 in our enterprise voice solutions portfolio which was not repeated in 2006.

The increase in enterprise data networking and security solutions was primarily the result of increases of $37 and $34 in the U.S. and Asia, respectively.

Management EBT for the ES segment decreased to a loss of $75 in 2006 from earnings of $93 in 2005, a decrease of $168. This decrease in Management EBT was primarily driven by a decrease in gross profit of $29, and an increase in SG&A and R&D expenses of $70 and $77, respectively. ES gross margin decreased by 6.1 percentage points while gross profit decreased by $29 as the impact of the gross margin decline was partially offset by higher sales volumes. The decline in gross margin is primarily attributable to the addition of lower margin products to our portfolio from LG-Nortel, unfavorable product mix and pricing pressures on our voice products, particularly in EMEA. The increase in ES SG&A expense of $70 was due to increased selling and marketing costs associated with the addition of LG-Nortel, increased selling costs, and unfavorable foreign exchange impacts. The addition of LG-Nortel, increased investment in the development of our voice, data, and security solutions portfolios and unfavorable foreign exchange impacts drove an increase in R&D expense of $77.

2005 vs. 2004

ES revenues increased to $2,105 in 2005 from $1,943 in 2004, an increase of $162 or 8%. The increase in 2005 was primarily driven by increases in circuit and packet voice solutions in the U.S. and EMEA.

ES circuit and packet voice solutions increased by $101 and $52 in the U.S. and EMEA, respectively. The increases were primarily driven by the recognition of deferred revenue related to our packet voice solutions.

Management EBT increased to $93 in 2005 from $59 in 2004, an increase of $34, or 58%. The increase was primarily the result of an increase in gross profit of $61 driven by higher volumes, partially offset by increased R&D expense of $26 resulting from increased investment in our circuit and packet core voice solutions, and an increase in SG&A expense of $10.

Metro Ethernet Networks

The following table sets forth revenues and Management EBT for the MEN segment:

	For the Years Ended
	December 31,			2006 vs 2005		2005 vs 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Revenue
Optical Networking Solutions	$1,186	$1,008	$805	$178	18	$203	25
Data Networking and Security Solutions	484	400	353	84	21	47	13

Total Revenue	$1,670	$1,408	$1,158	$262	19	$250	22

Management EBT	$34	$(102)	$(336)	$136	—	$234	—

2006 vs. 2005

MEN revenues increased to $1,670 in 2006 from $1,408 in 2005, an increase of $262 or 19%. The increase in the MEN segment was primarily driven by increases in our optical networking solutions primarily due to increased volumes and the delivery of software upgrades which triggered the recognition of deferred revenue.

Revenues from optical networking solutions increased by $134 in Asia, primarily due to the recognition of previously deferred revenue resulting from the delivery of certain software upgrades. Revenues from data networking and security solutions increased by $74 in EMEA, primarily due to the recognition of previously deferred revenue resulting from the completion of certain contract deliverables.

Management EBT for the MEN segment increased to $34 in 2006 from a loss of $102 in 2005, an increase of $136. The increase in 2006 was mainly the result of an increase in gross profit of $86 and a decrease in R&D expense of $47. MEN gross margin decreased by 0.4 percentage points while gross profit increased by $86 as the impact of the decline in margin was offset by increased sales volumes. The decline in gross margin is primarily attributable to unfavorable product mix, unfavorable foreign exchange impacts, and the impact of provision releases in 2005 on previously provided for optical inventory not repeated in 2006. MEN R&D decreased by $47 primarily due to the cancellation of certain programs, partially offset by R&D spending in LG-Nortel and a write down of R&D lab equipment.

2005 vs. 2004

MEN revenues increased to $1,408 in 2005 from $1,158 in 2004, an increase of $250, or 22%. The increase in 2005 was primarily driven by increased demand for optical networking solutions in the U.S. and EMEA and increased demand for data networking and security solutions in EMEA.

Optical networking solutions in the MEN segment increased by $148 in the U.S. and $29 in EMEA, and were primarily driven by increased demand for multimedia and communications at broadband network speeds. Delivery of triple play services (data, voice, and multimedia) to consumers by a range of service providers resulted in a positive impact on revenues from our optical networking solutions. MEN data networking and security solutions increased by $33 in EMEA, primarily due to increased demand.

Management EBT for the MEN segment was a loss of $102 in 2005, an improvement of $234 from 2004. The improvement in Management EBT was primarily the result of an increase in gross profit of $165, due to increased sales volumes, lower costs resulting from the transition of our manufacturing operations to Flextronics, and recovery in inventory provisions due to the sale of optical inventory that was fully provided for. Management EBT was also positively impacted by a decrease in R&D expense of $53, driven primarily by workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business.

Global Services

The following table sets forth revenues and Management EBT for the Global Services segment:

	For the Years Ended
	December 31,			2006 vs 2005		2005 vs 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Revenue	$1,242	$1,170	$1,129	$72	6	$41	4

Management EBT	$333	$354	$329	$(21)	(6)	$25	8

2006 vs. 2005

GS revenues increased to $1,242 in 2006 from $1,170 in 2005, an increase of $72, or 6%. Substantially all of our GS revenues are generated from network support and managed services. The continued investment in voice and data convergence and network transformation across the carrier and enterprise markets is the primary driver for growth in our network integration and network managed services. We believe our large installed base represents an opportunity for network transformation and convergence services. However, the continued shift toward standardization of network components will weaken services tied to manufactured equipment and provide opportunities for multi-vendor service expansion, leading to increased competition.

Growth in GS revenue in 2006 was experienced across all portfolio offerings but was primarily driven by an increase of $31 in network managed services and growth of $22 in network support services. In 2006 the majority of GS revenue continued to be generated by network support services. Increases in GS revenues in EMEA and Asia of $37 and $37, respectively, were partially offset by a decline in the U.S. of $18.

Management EBT in the GS segment decreased to $333 in 2006 from $354 in 2005, a decrease of $21. Gross margin decreased by 2.6 percentage points while gross profit remained essentially flat. An increase in SG&A of $18 and an increase in R&D of $5 drove the decrease in Management EBT. The increase in SG&A resulted from investments in resources and capabilities in the areas within the GS segment we believe have the greatest potential for growth. R&D in the GS segment was focused on developing new service offerings for the Network Implementation Services and Network Application Services businesses.

2005 vs. 2004

GS revenues increased to $1,170 in 2005 from $1,129 in 2004, an increase of $41, or 4%. The growth in GS revenues was primarily driven by an increase in network support services primarily in North America and CALA.

Management EBT for the GS segment increased to $354 in 2005 from $329 in 2004, an increase of $25 or 8%. The increase was primarily driven by higher gross profit of $19 resulting from increased sales volumes and a slight decline in SG&A of $4. GS did not incur any material R&D expenditures in 2005 or 2004.

Other

	For the Years Ended December 31,			2006 vs 2005		2005 vs 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Revenue	$244	$146	$11	$98	67	$135	1,227

Management EBT	$(1,002)	$(834)	$(538)	$(168)	—	$(296)	—

2006 vs. 2005

Other revenues are comprised primarily of revenues from NGS. Other revenues increased to $244 in 2006 from $146 in 2005, an increase of $98. The increase was due to the addition of a full year of results from NGS in 2006 as compared to the inclusion of seven months of results in 2005.

Other Management EBT decreased by $168 in 2006 and was primarily the result of increases in other items expense of $204, partially offset by a decline in SG&A of $40. The increase in other items expense was primarily due to an increase in interest expense of $121 due to higher debt levels and borrowing costs, lower net foreign transactional gains of $71, and lower net investment gains of $73. These impacts were partially offset by increased dividend and interest income of $25 and increased gains on changes in the fair value of derivative financial instruments that did not meet the criteria for hedge accounting of $31. These increases were partially offset by a decrease in SG&A expense of $40, primarily due to lower costs related to our restatement related activities and internal control remedial measures, partially offset by costs associated with our business transformation initiatives.

2005 vs. 2004

Other revenues increased to $146 in 2005 from $11 in 2004, an increase of $135. The increase was driven by the acquisition of NGS on June 3, 2005.

Other Management EBT decreased by $296 in 2005 and was primarily driven by increases in SG&A and R&D expenses of $290 and $38, respectively. The increase in SG&A was primarily due to costs associated with our internal control remedial measures, investment in our finance processes and restatement related activities and increased costs related to employee bonus plans and the departure and hiring of senior executives resulted in an increase in SG&A expense in 2005. In addition, 2004 SG&A expense was reduced by customer financing receivable recoveries of $118, compared with recoveries of $10 in 2005. The increases in SG&A expense were partially offset by a decrease in our stock based compensation expense in 2005 and cost savings associated with our 2004 Restructuring Plan. The increase in R&D expense of $38 was primarily due to increases in employee related expenses and unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar against the U.S. dollar, partially offset by savings associated with our 2004 Restructuring Plan. The increases in SG&A and R&D were partially offset by lower other items expense.

Liquidity and Capital Resources

Cash Flow

Our total cash and cash equivalents excluding restricted cash increased by $541 in 2006 to $3,492 as at December 31, 2006.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities, and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of December 31:

	For the Years Ended
	December 31,
	2006	2005	2004

Net Earnings (Loss)	$28	$(2,610)	$(247)
Non-Cash Items	438	2,525	471
Changes in Working Capital	(70)	194	(163)
Other Changes	(159)	(288)	(246)

Net cash from (used in) operating activities of continuing operations	237	(179)	(185)
Net cash from (used in) investing activities of continuing operations	(273)	(426)	(132)
Net cash from (used in) financing activities of continuing operations	483	(60)	(110)
Effect of foreign exchange rate changes on cash and cash equivalents	94	(102)	88

Net cash from (used in) continuing operations	541	(767)	(339)
Net cash from (used in) operating activities of discontinued operations	—	33	22

Net increase (decrease) in cash and cash equivalents	541	(734)	(317)
Cash and cash equivalents at beginning of period	2,951	3,685	4,002

Cash and cash equivalents at end of period	$3,492	$2,951	$3,685

Operating Activities

In 2006, our net cash flows from operating activities of continuing operations of $237 were driven by net income of $28 plus adjustments for non-cash items of $438, a net use of cash of $70 due to changes in working capital, and a net use of cash of $159 due to changes in other assets and liabilities. The primary additions to our net income for non-cash items of $438 were pension and other accruals of $346, amortization and depreciation of $290, stock based compensation expense of $112, minority interest of $59, and net other additions of $50. These additions were partially offset by the non-cash portion of the shareholder litigation recovery of $219 and net gain on sale of businesses and assets of $200. The use of cash of $70 relating to changes in our working capital was due to outflows from changes in inventory of $42 and accounts payable of $79, partially offset by an inflow from changes in accounts receivable of $51.

In 2005, our net cash flows used in operating activities of continuing operations were $179 due to a net loss from continuing operations of $2,610 plus adjustments for non-cash items of $2,525, net cash from changes in working capital of $194, and a net use of cash of $288 due to changes in other assets and liabilities. The primary additions to our net loss for non-cash items of $2,525 were $1,899 for shareholder litigation expense settlement, amortization and depreciation of $302, pension and other accruals of $299, stock based compensation expense of $88, and net other additions of $53. These additions were partially offset by deferred income taxes of $116. Net cash from changes in our working capital was due to inflows from changes in inventory of $285 and accounts payable of $189, partially offset by outflows from changes in accounts receivable of $280.

Accounts Receivable

	As at December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Accounts Receivable	$2,785	$2,826	$2,444	$(41)	(1)	$382	16
Days sales outstanding in accounts receivable (DSO)(a)	75	84	89

(a)	DSO is the average number of days our receivables are outstanding based on a 90 day cycle. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers. DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Accounts receivable decreased to $2,785 as at December 31, 2006 from $2,826 as at December 31, 2005, a decrease of $41. This decrease was driven by significant cash collections primarily in North America and EMEA in the fourth quarter of 2006. This decrease in accounts receivable had a positive impact on our cash flow from operations. Our increase in revenue coupled with a decrease in accounts receivable led to a nine day improvement in our DSO as of December 31, 2006, compared to the prior year.

Inventory

	As at December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Inventory (excluding deferred costs)	$456	$605	$994	$(149)	(25)	$(389)	(39)
Net inventory days (NID)(a)	22	31	64

(a)	NID is the average number of days from procurement to sale of our product based on a 90 day cycle. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net (excluding deferred costs) by the cost of revenues for the quarter and multiplying by 90 days.

Inventory excluding deferred costs declined in 2006 by $149, and this decline had a positive impact on our cash flow. The divestiture of our Calgary and Chateaudun facilities to Flextronics reduced inventory by $170, and the divestiture of certain assets and liabilities related to our UMTS access business reduced inventory by $21. The positive impact of these divestitures on our 2006 cash flow is reflected in cash flow from investing activities of continuing operations. Removing the impact of the divestitures, inventory increased in 2006 by $42, which had a negative impact on our cash flow from operating activities.

Net inventory days decreased by nine days as of December 31, 2006 compared to December 31, 2005. This improvement was primarily due to the impact of the divestitures described above.

Accounts Payable

	As at December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Trade Accounts Payable	$1,086	$1,167	$966	$(81)	(7)	$201	21
Days of purchases outstanding in accounts payable (DPO)(a)	49	57	64

(a)	DPO is the average number of days from when we receive purchased goods and services until we pay our suppliers based on a 90 day cycle. DPO for each quarter is calculated by dividing the quarter end trade and other accounts payable by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Trade accounts payable decreased to $1,086 in 2006 from $1,167 in 2005, a decrease of $81. The decrease was primarily the result of our improvement in inventory management and the impact on cost of sales due to deferred cost releases.

Investing Activities

In 2006, net cash flows used in investing activities were $273 and were primarily due to an increase in restricted cash and cash equivalents of $557, primarily related to the Global Class Action Settlement, $146 for investments and acquisitions of businesses, net of cash acquired, including $98 related to our acquisition of Tasman Networks, $316 for the purchase of plant and equipment, which were partially offset by proceeds from disposals of plant and equipment of $143, and $603 related to the proceeds on sale of certain investments and businesses which we no longer consider strategic, including $306 related to the sale of certain assets and liabilities related to our UMTS access business and $219 related to the transfer of certain manufacturing assets to Flextronics.

In 2005, cash flows used in investing activities were $426 and were primarily due to payments of $651 for acquisitions of investments and businesses, net of cash acquired, including $423 relating to the acquisition of NGS and $155 relating to our contribution to LG-Nortel, and $258 for the purchase of plant and equipment, which were partially offset by proceeds of $470 on the sale of assets including net proceeds of $334 related to the transfer of certain manufacturing assets to Flextronics and $136 from the sale of certain investments and businesses which we no longer considered strategic including $27 related to the sale of our remaining common shares of Arris Group, $45 related to the sale of our investment in Axtel, $25 related to the sale of our interest in VoltDelta and $20 related to the sale of short-term investments. We also received proceeds of $10 from the sale of plant and equipment.

Financing Activities

In 2006, net cash flows from financing activities were $483 and were primarily from (i) cash proceeds of $2,000 from the issuance of the Notes, the proceeds of which were used to repay $1,300 outstanding under the 2006 Credit Facility, which facility had been primarily used to repay $1,275 relating to the aggregate principal amount of the NNL 6.125% Notes and to replenish cash outflows of $150 used to repay at maturity the outstanding aggregate principal amount of the 7.40% Notes due June 15, 2006 and (ii) net proceeds from other notes payable of $26 partially offset by, (iii) dividends of $60 primarily paid by NNL related to its outstanding preferred shares and (iv) other payments of $58, including $42 in transaction costs associated with the issuance of the Notes.

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

Other Items

In 2006, our cash increased by $94 due to favorable effects of changes in foreign exchange rates primarily of the Euro and the British pound against the U.S. dollar.

In 2005, our cash decreased $102 due to unfavorable effects of changes in foreign exchange rates primarily of the Euro and the British pound against the U.S. dollar.

In 2005, cash flows from our discontinued operations were $33 and were primarily related to the collection of customer financing receivables in 2005. During 2006 and 2005 we did not enter into any material customer financing arrangements.

Senior Notes

On February 14, 2006, NNI entered into the 2006 Credit Facility which was drawn down in the full amount on February 14, 2006 and we used the net proceeds primarily to repay the outstanding $1,275 aggregate principal amount of the NNL 6.125% Notes on February 15, 2006. For more details of the 2006 Credit Facility, see note 11, “Long-term debt, credit and support facilities” to the accompanying audited consolidated financial statements.

On July 5, 2006, NNL completed an offering of the Notes which consist of $450 of fixed rate senior notes due 2016, or the 2016 Fixed Rate Notes, $550 of fixed rate senior notes due 2013, or the 2013 Fixed Rate Notes, and $1,000 of floating rate senior notes due 2011, or the Floating Rate Notes. The 2016 Fixed Rate Notes bear interest at a rate per annum of 10.75% payable semi-annually. The 2013 Fixed Rate Notes bear interest at a rate per annum of 10.125% payable semi-annually. The Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to the reserve-adjusted London Interbank Offered Rate, or LIBOR, plus 4.25%, payable quarterly. As of December 31, 2006, the Floating Rate Notes had an interest rate of 9.62% per annum. Following the issuance of the Notes, we entered into interest rate swaps to convert our fixed interest rate exposure under the Notes to a floating rate equal to LIBOR plus 4.4% for the 2013 Fixed Rate Notes and LIBOR plus 4.9% for the 2016 Fixed Rate Notes. We have entered into these interest rate swaps in order to match floating rate assets and floating rate liabilities and minimize income statement volatility related to interest rate movements. The Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI.

NNL may redeem all or a portion of the 2016 Fixed Rate Notes at any time on or after July 15, 2011 at specified redemption prices ranging from 105.375% to 100% of the principal amount thereof plus accrued and unpaid interest. In addition, NNL may redeem all or a portion of the 2013 Fixed Rate Notes at any time and, prior to July 15, 2011, all or a portion of the 2016 Fixed Rates Notes, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to July 15, 2009, NNL may also redeem up to 35% of the original aggregate principal amount of any series of Notes with proceeds of certain equity offerings at a redemption price equal to (i) in the case of the 2016 Fixed Rate Notes, 110.750% of the principal amount thereof, (ii) in the case of the 2013 Fixed Rate Notes, 110.125% of the principal amount thereof and (iii) in the case of the Floating Rate Notes, 100% of the principal amount so redeemed plus a premium equal to the interest rate per annum of such Floating Rate Notes applicable on the date of redemption, in each case plus accrued and unpaid interest, if any. In addition, in the event of certain changes in applicable withholding taxes, NNL may redeem the Notes of each series of Notes in whole, but not in part.

The indenture governing the Notes and related guarantees contain various covenants that limit our ability to incur liens (other than certain permitted liens) on assets of NNC and its restricted subsidiaries to secure funded debt in excess of certain permitted amounts without equally and ratably securing the Notes to merge, consolidate, sell or otherwise dispose of substantially all of the assets of any of NNC, NNL and, so long as NNI is a guarantor of the Notes, NNI, unless the surviving entity or purchaser of such assets assumes the obligations of NNC, NNL or NNI, as the case may be, under the Notes and related guarantees and no default exists under the indenture governing the Notes after giving effect to such merger, consolidation or sale.

In addition, the indenture governing the Notes and related guarantees contain covenants that, at any time that the Notes do not have an investment grade rating, limit our ability to incur, assume, issue or guarantee additional funded debt (including capital leases) and certain types of preferred stock, or repurchase, redeem, retire or pay any dividends in respect of any Nortel Networks Corporation stock or NNL preferred stock, in excess of certain permitted amounts or incur debt that is subordinated to any other debt of NNC, NNL or NNI, unless that new debt is expressly subordinated to the Notes and the guarantees. At any time that the Notes do not have an investment grade rating, our ability to incur, assume, issue or guarantee additional indebtedness and certain types of preferred stock and pay dividends is tied to an Adjusted EBITDA to fixed charges ratio. Adjusted EBITDA is generally defined in the indenture governing the Notes as consolidated earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other one-time charges and gains that will be excluded from the calculation of Adjusted EBITDA. “Fixed charges” is defined in the indenture governing the Notes as consolidated interest expense plus dividends paid on certain preferred stock. Our December 31, 2006 Adjusted EBITDA to fixed charges ratio does not permit us to incur debt under the covenant. However, pursuant to certain significant exceptions and “carve-outs” contained in the covenants in the indenture governing the Notes, we may incur certain debt and make certain restricted payments without regard to the Adjusted EBITDA to fixed charges ratio up to certain permitted amounts. We believe that these exceptions and carve-outs currently provide us with sufficient flexibility to incur additional indebtedness, if we chose to do so, in order to operate our business.

Upon a change of control, NNL is required within 30 days to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. “Change of control” is defined in the indenture governing the Notes as, among other things, the filing of a Schedule 13D or Schedule TO under the Securities Exchange Act of

1934, as amended, or the Exchange Act, by any person or group unaffiliated with Nortel disclosing that such person or group has become the beneficial owner of a majority of the voting stock of Nortel Networks Corporation or has the power to elect a majority of the members of the Board of Directors of Nortel or our ceasing to be the beneficial owner of 100% of the voting power of the common stock of NNL.

Future Uses and Sources of Liquidity

The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the Risk Factors section of this report. We believe the following are the key uncertainties exist regarding our liquidity:

•	We expect our ability to increase revenue and generate positive cash from operating activities to be a primary uncertainty regarding our liquidity. In prior years, our operating results have produced negative cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and the continued negative impact on gross margin due to competitive pressures, product mix and other factors discussed in this report. If capital spending by our customers changes or pricing and margins change from what we currently expect, our revenues and cash flows may be materially lower and we may be required to further reduce our investments or take other measures in order to meet our cash requirements;
•	We are under continuing regulatory and criminal investigations and subject to litigation proceedings and, as a result, any fines or other penalties or judgments or settlements in connection with our pending civil litigation not encompassed by the Global Class Action Settlement, or regulatory or criminal investigations related to the restatements, could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees and expenses; and
•	Our ability and willingness to access the capital markets is based on many factors including market conditions and our overall financial objectives. Currently, our ability is limited by the covenant restriction in our indentures and by our and NNL’s credit ratings and which have, in part, contributed to our increased interest and borrowing costs. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will be able to refinance any maturing debt as it comes due or that financings will be available to us on acceptable terms, or at all.

Future Uses of Liquidity

Our cash requirements for the 12 months commencing January 1, 2007, are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	costs related to our regulatory and other legal proceedings, including $575, plus accrued interest, in cash related to the Global Class Action Settlement. This payment will be made from our restricted cash and will not impact our cash and cash equivalents balance of $3,492 as of December 31, 2006. The cash amount bears interest at a prescribed rate, was placed in escrow on June 1, 2006 and has been classified as restricted cash and cash equivalents. As part of the Global Class Action Settlement, we agreed with our insurers to certain indemnification obligations. We believe that these indemnification obligations are unlikely to materially increase our total cash payment obligations under the Global Class Action Settlement;
•	cash contributions for pension, post retirement and post employment funding of approximately $440;
•	capital expenditures of approximately $300;
•	costs related to workforce reductions and real estate actions in connection with the 2007 Restructuring Plan of approximately $275;
•	costs related to workforce reduction and other restructuring activities for all other restructuring plans of approximately $115;
•	costs associated with the completion of the divestiture of our manufacturing operations to Flextronics and the divestiture of certain assets and liabilities related to our UMTS access business to Alcatel-Lucent of approximately $40 and $110, respectively; and
•	costs related to our finance transformation project which will include, among other things, implementing SAP to provide an integrated global financial system, of approximately $30.

Also, from time to time, we may purchase or redeem our outstanding debt securities and/or convertible notes and may enter into acquisition or joint ventures as opportunities arise.

Contractual cash obligations

	Payments Due						Total
Contractual Cash Obligations(a)	2007	2008	2009	2010	2011	Thereafter	Obligations

Long-term debt(b)	$18	$1,821	$18	$20	$1,022	$1,565	$4,464
Interest on long-term debt(c)	298	273	222	222	177	623	1,815
Operating leases(d)	123	105	90	95	84	406	903
Purchase obligations	69	12	2	—	—	—	83
Outsourcing contracts	10	10	11	—	—	—	31
Obligations under special charges	60	41	29	38	33	167	368
Pension, post-retirement and post-employment obligations(e)	440						440
Other long-term liabilities reflected on the balance sheet	10	10	9	9	10	25	73

Total contractual cash obligations	$1,028	$2,272	$381	$384	$1,326	$2,786	$8,177

(a)	Amounts represent our known, undiscounted, minimum contractual payment obligations under our long-term obligations and include amounts identified as contractual obligations in current liabilities of the accompanying audited consolidated financial statements as of December 31, 2006.
(b)	Includes principal payments due on long-term debt and $310 of capital lease obligations. For additional information, see note 11, “Long-term debt, credit and support facilities”, to the accompanying audited consolidated financial statements.
(c)	Amounts represent interest obligations on our long-term debt excluding capital leases as at December 31, 2006. As described in note 12, “Financial instruments and hedging activities”, to the accompanying audited consolidated financial statements, we have entered into certain interest rate swap contracts which swap fixed rate payments for floating rate payments. For the purposes of estimating our future payment obligations with regards to floating rate payments, we have used the floating rate in effect as at December 31, 2006.
(d)	For additional information, see note 14, “Commitments”, to the accompanying audited consolidated financial statements.
(e)	Represents our estimate of our 2007 pension, post-retirement and post-employment obligations only. We will continue to have funding obligations in each future period, however we are not currently able to estimate those amounts.

During 2006, we fulfilled a $232 purchase commitment which existed at December 31, 2005. On February 14, 2006, NNI entered into the 2006 Credit Facility which was drawn down in full to repay at maturity the outstanding $1,275 aggregate principal amount of NNL’s 6.125% Notes on February 15, 2006. On July 5, 2006, NNL completed the Notes offering and repaid the 2006 Credit Facility.

Purchase obligations

Purchase obligation amounts in the above table represent the minimum obligation under our supply arrangements related to products and/or services entered into in the normal course of our business. Where the arrangement specifies quantity, pricing and timing information, we have included that arrangement in the amounts presented above. In certain cases, these arrangements define an end date of the contract, but do not specify timing of payments between December 31, 2006 and the end date of the agreement. In those cases, we have estimated the timing of the payments based on forecasted usage rates.

As part of our agreement with Flextronics regarding the divestiture of substantially all of our remaining manufacturing operations, Flextronics has the ability in certain cases to exercise rights to sell back to us certain inventory and equipment after the expiration of a specified period (of up to fifteen months) following the respective closing date of each facility transfer. We do not expect such rights to be exercised with respect to any material amount of inventory and/or equipment.

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

Obligations under special charges

Obligations under special charges in the above table reflect undiscounted amounts related to contract settlement and lease costs and are expected to be substantially drawn down by the end of 2024. Balance sheet provisions of $43 for workforce reduction costs, included in restructuring in current liabilities in the accompanying audited consolidated financial statements, have not been reflected in the contractual cash obligations table above.

Pension and post-retirement obligations

During 2006, we made cash contributions to our defined benefit pension plans of $354 and to our post-retirement benefit plans of $37. In 2007, we expect to make cash contributions of approximately $365 to our defined benefit pension plans and approximately $36 to our post-retirement benefit plans.

Other long-term liabilities reflected on the balance sheet

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

Future Sources of Liquidity

In recent years, our operating results have not produced significant cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and the continued negative impact on gross margin due to competitive pressures, product mix and other factors discussed above under “Results of Operations — Continuing Operations”. In addition, we have made significant cash payments related to our restructuring programs and pension plans. Our ability to generate sustainable cash from operations will depend on our ability to generate profitable revenue streams, reduce our operating expenses and continue to improve our working capital management.

As of December 31, 2006, our primary source of liquidity was cash. We believe our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Executive Overview — Our Business and Strategy”), fund our investments and meet our customer commitments for at least the 12 month period commencing January 1, 2007, including the cash expenditures outlined under “Future Uses of Liquidity” above.

Available support facility

On February 14, 2003, NNL entered into the EDC Support Facility. As of December 31, 2006, the facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments with individual amounts of up to $10, of which $140 was outstanding; and
•	$450 of uncommitted support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $26 was outstanding.

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

EDC has also agreed to provide future support under the EDC Support Facility on an unsecured basis and without the guarantees of NNL’s subsidiaries provided that should NNL or its subsidiaries incur liens on its assets securing certain indebtedness, or should any subsidiary of NNL incur or guarantee certain indebtedness in the future above agreed thresholds of $25 in North America and $100 outside of North America, equal and ratable security and/or guarantees of NNL’s obligations under the EDC Support Facility would be required at that time.

During the first half of 2006, NNL’s obligations under the EDC Support Facility were equally and ratably secured with the 2006 Credit Facility and our 6.875% notes due September 2023 by a pledge of substantially all of our and NNL’s U.S. and Canadian personal property and the U.S. personal property of NNI. NNL’s obligations under the EDC Support Facility also were guaranteed by NNC and NNI at such time. These guarantees and security agreements were terminated on July 5, 2006 with the repayment of the 2006 Credit Facility. In connection with the $2,000 Notes offering discussed above, NNL, NNI and EDC entered into a new guarantee agreement dated July 4, 2006 by which NNI agreed to guarantee NNL’s obligations under the EDC Support Facility during such time that the $2,000 Notes are guaranteed by NNI.

Effective December 14, 2006, NNL and EDC amended and restated the EDC Support Facility to maintain the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments, with individual amounts up to $10, and to extend the maturity date of the EDC Support Facility for an additional year to December 31, 2008.

As a result of the breach of certain provisions of NNL’s EDC Support Facility related to the required restatement by NNL of certain of its prior period results, absent a waiver, EDC will have the right to refuse to issue additional support and to terminate its commitments under the Support Facility, subject to a 30 day cure period with respect to certain provisions. On March 9, 2007, NNL obtained a waiver from EDC.

Shelf registration statement and base shelf prospectus

In 2002, we and NNL filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of December 31, 2006, approximately $1,700 under the shelf registration statement and base shelf prospectus had been utilized. As of June 6, 2004, the Canadian base shelf prospectus expired. As a result of the delayed filing of our 2005 Form 10-K/A, NNL’s 2005 Form 10-K and the 2006 First Quarter Reports with the SEC due to the Third Restatement, we and NNL continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months.

Credit Ratings

	Rating on Long-Term Debt	Rating on
	Issued or Guaranteed by	Preferred Shares
	Nortel Networks	Issued by
	Limited/Nortel Networks	Nortel Networks
Rating Agency	Corporation	Limited	Last Update

Standard & Poor’s Ratings Service	B−	CCC−	June 16, 2006
Moody’s Investors Service, Inc.	B3	Caa3	September 26, 2006

On June 16, 2006, S&P revised its rating on NNL from credit watch with negative implications to stable outlook. At the same time, S&P affirmed its B− long-term credit rating and assigned its B− senior unsecured debt rating to the Notes with an outlook of stable. On September 26, 2006, Moody’s affirmed the B3 Corporate Family Rating on Nortel, B3 rating on the Notes and NNL’s stable outlook. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries about us or NNL, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.

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

The following table provides information related to these types of bonds as of:

	December 31,	December 31,
	2006	2005

Bid and performance related bonds(a)	$231	$222
Other bonds(b)	30	44

Total bid, performance related and other bonds	$261	$266

(a)	Net of restricted cash and cash equivalents amounts of $7 and $36 as of December 31, 2006 and 2005, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $628 and $31 as of December 31, 2006 and 2005, respectively.

The EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 day terms. Any bid or performance related bonds with terms that extend beyond December 31, 2008 are currently not eligible for the support provided by this facility. If the facility is not further extended beyond December 31, 2008, we would likely need to increase our use of cash collateral to support these obligations beginning on January 1, 2008, absent a further extension of the facility.

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

Our determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgment, such as whether fair value can be established on undelivered obligations and/or whether delivered elements have stand-alone value to the customer. Changes to our assessment of the accounting units in an arrangement and/or our ability to establish fair values could significantly change the timing of revenue recognition.

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

Our assessment of which revenue recognition guidance is appropriate to account for a deliverable also can involve significant judgment. For instance, the determination of whether software is more than incidental to hardware can impact whether the hardware is accounted for under software revenue recognition under AICPA Statement of Position, or SOP, 97-2 “Software Revenue Recognition”, or SOP 97-2, or based on general revenue recognition guidance. This assessment could significantly impact the amount and timing of revenue recognition.

For elements related to customized network solutions and certain network build-outs, revenues are recognized under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, or SOP 81-1, generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Contract revenues recognized, based on costs incurred towards the completion of the project, that are unbilled are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on long-term contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities. Significant judgment is often required when estimating total contract costs and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss).

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

Software revenue is generally recognized under SOP 97-2. For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element or the residual method, as applicable, and using vendor specific objective evidence of fair values, which is based on prices charged when the element is sold separately. Software revenue accounted for under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is reasonably assured. Revenue related to post-contract customer support, or PCS, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.

Under SOP 97-2 or under Emerging Issues Task Force, or EITF, Abstract 00-21, “Revenue Arrangements with Multiple Deliverables” or EITF 00-21, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) the undelivered element is delivered or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

We have a significant deferred revenue balance relative to our consolidated revenue. Recognition of this deferred revenue over time can have a material impact on our consolidated revenue in any period and result in significant fluctuations.

The complexities of our contractual arrangements result in the deferral of revenue for a number of reasons, the most significant of which are discussed below:

•	Complex arrangements that involve multiple deliverables such as future software deliverables, and/or post contractual support which remain undelivered generally result in the deferral of revenue because, in most cases, we have not established fair value for the undelivered elements. We estimate that these arrangements account for approximately 55% of our deferred revenue balance and will be recognized upon delivery of the final undelivered elements and over time.
•	In many instances our contractual billing arrangements do not match the timing of the recognition of revenue. Often this occurs in contracts accounted for under SOP 81-1 where we generally recognize the revenue based on a measure of the percentage of costs incurred to date relative to the estimated total expected contract costs. We estimate that approximately 20% of our deferred revenue balance relates to contractual arrangements where billing milestones preceded revenue recognition.

The following table summarizes our deferred revenue balances:

	As at December 31,		2006 vs. 2005
	2006	2005	$ Change	% Change

Deferred Revenue	$2,046	$2,356	$(310)	(13)
Advance Billings	1,352	1,229	123	10

Total Deferred Revenue	$3,398	$3,585	$(187)	(5)

Deferred revenues decreased by $187 in 2006 as a result of reductions related to the net release to revenue of approximately $125, and other adjustments of $204 (including the impact of $95 related to divestitures in 2006), partially offset by an increase due to foreign exchange of $142. The release of deferred revenue to revenue is net of the additional deferrals recorded during 2006.

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

In addition to these individual assessments, a regional (except Asia, excluding LG-Nortel) accounts past due provision is established for outstanding trade accounts receivable amounts based on a review of balances greater than six months past due. A regional trend analysis, based on past and expected write-off activity, is performed on a regular basis to determine the likelihood of loss and establish a reasonable estimate.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	December 31,	December 31,
	2006	2005

Gross accounts receivable	$2,873	$2,966
Provision for doubtful accounts	(88)	(140)

Accounts receivable — net	$2,785	$2,826

Accounts receivable provision as a percentage of gross accounts receivables	3%	5%
Gross long-term receivables	$39	$57
Provision for doubtful accounts	(34)	(33)

Net long-term receivables	$5	$24

Long-term receivable provision as a percentage of gross long-term receivables	87%	58%

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

The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	December 31,	December 31,
	2006	2005

Gross inventory	$3,415	$3,696
Inventory provisions	(1,007)	(1,043)

Inventories — net(a)	$2,408	$2,653

Inventory provisions as a percentage of gross inventory	29%	28%
Inventory provisions as a percentage of gross inventory excluding deferred costs(b)	69%	63%

(a)	Includes the long-term portion of inventory related to deferred costs, which is included in other assets.
(b)	Calculated excluding deferred costs of $1,952 and $2,048 in 2006 and 2005, respectively.

Inventory provisions decreased by $36 as a result of $122 of additional inventory provisions and $53 of reclassifications and other adjustments, partially offset by $149 of scrapped inventory and $62 of reductions due to sale of inventory. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

Provisions for Product Warranties

Provisions are recorded for estimated costs related to warranties given to customers on our products to cover defects. These provisions are calculated based on historical return rates as well as on estimates, which take into consideration the historical material replacement costs and the associated labor costs to correct the product defect. Known product defects are specifically provided for as we become aware of such defects. Revisions are made when actual experience differs materially from historical experience. These provisions for product warranties are part of the cost of revenues and are accrued when the product is delivered. They represent the best possible estimate, at the time the sale is made, of the expenses to be incurred under the warranty granted. Warranty terms generally range from one to six years from the date of sale depending upon the product. Warranty related costs incurred prior to revenue being recognized are capitalized and recognized as an expense when the related revenue is recognized.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of:

	2006	2005

Balance at the beginning of the year	$206	$271
Payments	(267)	(179)
Warranties issued	281	190
Revisions	(3)	(76)

Balance at the end of the year	$217	$206

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

Income Taxes

Tax Asset Valuation

As of December 31, 2006, our deferred tax asset balance, excluding discontinued operations, was $8,473 against which we have recorded a valuation allowance of $4,431 resulting in a net deferred tax asset of $4,042. As of December 31,

2005, our net deferred tax asset was $3,937. The $105 increase in 2006 was primarily due to the effects of foreign exchange translation, partially offset by a reduction of deferred tax assets and valuation allowance in profitable jurisdictions. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K., and France).

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

We assess the realization of these deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we believe provide evidence about the realizability of our net deferred tax asset are discussed in further detail below and include the following:

•	the amount of, and trends related to, cumulative earnings or losses realized over the most recent 12 quarters;
•	our current period net earnings (loss) and its impact on our strong history of earnings prior to 2001;
•	future earnings projections as determined through the use of internal forecasts, including the impact of sales backlog and existing contracts;
•	our ability to carry forward our tax losses and investment tax credits, including tax planning strategies to accelerate utilization of such assets;
•	industry, business, or other circumstances that may adversely affect future operations; and
•	the nature of the future income required to realize our deferred tax assets.

In evaluating the positive and negative evidence, the weight we assign each type of evidence is proportionate to the extent to which it can be objectively verified.

In the third quarter of 2002, primarily as a result of significant operating losses incurred in 2001 and 2002 and the impact of those losses on our measure of cumulative losses over the 12 preceding quarters, we recorded a valuation allowance against a portion of the deferred tax assets in certain of our significant jurisdictions (namely Canada, the U.S., and France). Management has concluded that the appropriate length of time for measuring cumulative losses is the most recent three years results, inclusive of the current year.

The establishment of our valuation allowance in the third quarter of 2002 coincided with an overall economic shift and significant downturn in the telecommunications industry. The establishment of a valuation allowance against only a portion of our deferred tax assets in certain of our significant jurisdictions was indicative of our expectation that the telecommunications industry and our results would improve in the near future. Our expectations of improvement were met in 2003, as we returned to profitability during that year.

In the third quarter of 2002, we placed significant weight on the negative evidence related to our cumulative losses. However, we also placed significant weight on the positive evidence of our strong earnings history, as we had operated at a consistent, cumulative profit prior to 2001.

Since the third quarter of 2002, we have not significantly adjusted the level of our net deferred tax assets in Canada, the U.S., or France other than to present the changes in our deferred tax assets related to other comprehensive income items, foreign currency translation, and the additions of certain refundable tax credits in France. Thus, we have provided valuation allowances against the deferred tax assets related to our losses in these jurisdictions for the applicable periods since establishing the valuation allowance.

At each reporting period since 2002, we have considered the factors listed above to determine if any further adjustments should be made to the net deferred tax asset on a jurisdictional basis. Relative to 2002, the factors we consider have generally trended favorably year over year as our jurisdictional cumulative losses have decreased substantially since 2002. As discussed below, we evaluate cumulative earnings (loss) within each jurisdiction and at NNL. NNL has operated at near break-even since 2002, and the results in Canada and the U.S. have improved substantially over the same period relative to 2001 and 2002. As a result, we have concluded that there have not been sufficient changes to our profitability to warrant additional significant changes to our net deferred tax asset.

We view the 2001 and 2002 results as anomalies and believe a strong history of earnings prior to 2001 in most of our significant jurisdictions (namely Canada, the U.S., and the U.K.), in combination with recent trends in and current projections of future profitability provide sufficient positive evidence to overcome the primary piece of negative evidence, cumulative losses over the most recent 12 quarters in certain significant jurisdictions (namely Canada and the U.S.).

In the 10 years prior to 2001, our taxable earnings in the significant jurisdictions of Canada, the U.S. and the U.K. were in excess of $9,000 ($5,100 in U.S., $3,600 in Canada, and $300 in the U.K.). We discuss the earnings history, recent trends in profitability and the cumulative earnings/(loss) position of each jurisdiction in more detail below. Because we believe that the future profitability of our significant jurisdictions will closely track our global trend over time our forecast and future projections of profitability are discussed below rather than in each of the jurisdictional analyses provided later. See the Risk Factors section of this report for certain risks that could affect the realizability of our deferred tax assets.

Future Projections of Profitability

The ultimate realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the underlying tax deductions and credits. We currently have a significant sales backlog exceeding $5,000 for which revenue and margin will be recognized in the future (including deferred revenue and advance billings). We expect the associated margins of this sales backlog to be consistent with our recent historical margins.

In addition to the amounts attributable to the recognition of our deferred revenue and sales backlog, we expect future pre-tax income will be realized through increasing revenues and reductions to our existing cost structure. Our expectations about future pre-tax income are based on a detailed forecast for 2007 including assumptions about market growth rates, segment analysis and cost reduction initiatives. Revenue growth rates inherent in that forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolutions from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidation and other changes beyond our control could have a positive or negative impact on achieving our targets. We are taking actions through our Business Transformation initiatives, such as exiting products where we cannot achieve market share as well as adjusting our cost base in order to achieve our objective of becoming profitable in the future.

Using the detailed forecast as the base, we project our range of future profitability and ability to realize our deferred tax assets assuming both improving revenues based on market growth analysis and no change in revenues and by making certain assumptions about the cost savings we expect to achieve. The cost savings assumptions are based on management’s overall plan to improve profitability including the Business Transformation initiative designed to improve operating margins by $1,500 by the end of 2008. Recent Business Transformation initiatives include: i) the divestiture of the loss-making assets and liabilities of our UMTS access business in the fourth quarter of 2006, ii) the 2006 Restructuring Plan and changes to reduce our North American employee benefit plans, and iii) the recently announced 2007 and 2008 planned workforce reductions and the shift of a portion of our employee base to lower cost locations. These initiatives are discussed in more detail throughout this report.

Though we believe our assumptions about future revenues are conservative, our projections assume that revenue will not decrease below 2007 forecasted levels. Similarly, we expect to achieve the cost savings reflected in the projection. However, if our revenue were to decline by greater than 10% of our 2007 forecast, and such decline in revenue is not offset by additional cost reductions, or if we are not able to achieve 80% of our projected cost reductions by the end of 2008, the weight we ascribe to our strong earnings history and our ability to achieve forecasted results will decrease and an increase to the valuation allowance will likely be necessary in Canada, particularly with respect to short-lived investment tax credits, and possibly the U.S. We do not expect an increase or decrease to our valuation allowance in 2007 if we are able to meet our 2007 forecast. If we significantly exceed our 2007 forecast, we may no longer have 12 quarters of cumulative losses in the U.S., and perhaps Canada, requiring an assessment of whether a portion of the valuation allowance should be released.

In recent years, we have restated earnings multiple times, had significant turnover of senior management, and initiated a complete overhaul of our financial systems and processes. In the process of restating our financial statements, we have implemented a more appropriate and rigorous revenue recognition process which has required an extensive learning process for financial, legal and operating personnel. Primarily as a result of these events, we have performed at a level less than our previous forecasts and projections. Looking ahead in 2007, we have stabilized a number of these factors and assembled a rigorous forecast based on a thorough understanding of the revenue recognition models with which the Company now operates.

The significant majority of our net deferred tax asset is recorded in the U.S. and Canada. As noted above, we are currently in a cumulative loss position in both the U.S. and Canada and, as a result, we consider the potential impairment of our net deferred tax assets in these jurisdictions to be subject to significant judgment, and changes in certain assumptions regarding the realization of the deferred tax assets could have a material effect on our operating performance and financial condition.

The following table provides the breakdown of our net deferred tax asset, by significant jurisdiction as of December 31, 2006:

		Net	Other	Gross
	Tax Benefit	Investment	Temporary	Deferred Tax	Valuation	Net Deferred
	of Losses	Tax Credits	Differences	Asset	Allowance	Tax Asset

Canada(a)	$1,062	$936	$1,288	$3,286	$(1,373)	$1,913
United States(a)	1,196	381	767	2,344	(782)	1,562
United Kingdom	1,595	—	361	1,956	(1,494)	462
France	500	41	14	555	(483)	72
Other	256	—	76	332	(299)	33

Total	$4,609	$1,358	$2,506	$8,473	$(4,431)	$4,042

(a)	Includes $867 of gross deferred tax asset and corresponding valuation allowance in Canada at NNC primarily related to a shareholder litigation settlement, and $151 of gross deferred tax asset and corresponding valuation allowance in the U.S. relative to wholly-owned U.S. subsidiaries of NNC primarily related to operating losses.

The jurisdictional analysis below provides further information about the positive and negative evidence we believe is most relevant to each significant jurisdiction, including a discussion of the significant assumptions related to our quarterly assessment and a discussion of the types and magnitude of changes in the factors that might indicate a further adjustment of the net deferred tax asset balance is required.

Canada

Our net deferred tax assets in Canada are recorded at NNL, the principal operating subsidiary of NNC. We have concluded that because NNC does not have any substantive revenue generating activity, a full valuation allowance against the deferred tax assets is appropriate at NNC. Our analysis of cumulative profits in Canada is focused specifically on NNL.

As of December 31, 2006, we have operated at a cumulative loss of $309 over the most recent 12 quarters. Prior to the incurrence of significant losses incurred in 2001 and 2002, which led to the establishment of the valuation allowance against a portion of the deferred tax assets in Canada, we had a strong history of earnings. While our earnings since 2002 have been mixed including several periods of earnings and several periods with losses, the trend relative to 2001 and 2002 is clearly positive, which is reflected in the substantial decrease in our cumulative losses since 2002. Additionally, our cumulative loss has decreased quarter over quarter in six of the last eight quarters.

The significant majority of our $1,913 net deferred tax asset at NNL relates to loss and investment tax credit carryforwards which have 10 year carryforward periods. Approximately 72% of our loss carryforwards are set to expire by the end of 2011, and 68% of our investment tax credits will expire by the end of 2011. However, there are tax-planning strategies that permit the conversion of these loss and investment tax credit carryforwards into discretionary deductible expenses with an unlimited carryforward period. As a result, we do not expect that a significant portion of our carryforwards will expire in the near future. Tax credit carryforward amounts of approximately $300 with respect to the years from 1994 to 1996 have expired and are not included in the balance of gross deferred tax assets. Nortel can restore a significant amount of the deferred tax asset by executing a certain tax planning strategy that involves filing amended tax returns. We have plans to implement these tax planning strategies in an effort to accelerate the utilization of our investment tax credits and loss carryforwards in Canada. Currently these planning strategies can be implemented at minimal risk and cost. These tax planning strategies are permissible based on existing Canadian tax law. We place significant weight on our ability to execute these planning strategies.

There is proposed legislation in Canada which may significantly increase the cost of implementing our planning strategies, and may result in a significant amount of our investment tax credits expiring unused. However, we have reviewed the proposed legislation and we believe we have provided adequate valuation allowance for the potential negative impact of the proposed legislation.

U.S.

As of December 31, 2006, we have operated at a $217 cumulative loss in the U.S. over the most recent 12 quarters. Prior to the incurrence of significant losses in 2001 and 2002, which led to the establishment of the valuation allowance against a portion of the deferred tax assets in the U.S., we had a strong history of earnings. The U.S. was near break-even for the most recent 12 quarters as of December 31, 2005; however, the restatement of earnings completed in April 2006 deferred a significant amount of the earnings from 2005 and prior years into 2006 and beyond. As a result, the U.S. remained in a cumulative loss position for the year ended December 31, 2005. However, the U.S. operations had earnings of $67 during 2006.

The significant majority of our $1,562 net deferred tax assets in the U.S. relates to loss and credit carryforwards which have a 20 year carryforward period. Over 80% of our research tax credits and over 98% of our operating loss carryforwards do not begin to expire until 2019. As a result, we do not expect that a significant portion of our carryforwards will expire in the near future given our projections of future earnings. Unlike our carryforwards in Canada, we do not rely upon any planning strategies to support the realization of the U.S. losses and credits within the carryforward period, as we believe we will have sufficient earnings without the use of any planning strategies.

U.K.

Like Canada and the U.S., our U.K. operations have a strong history of earnings exclusive of the losses from 2001 and 2002 which created the current carryforwards in the U.K. However, unlike operations in those jurisdictions, the U.K. has exhibited strong earnings since 2002 and has cumulative profits over the most recent 12 quarters. We have provided a valuation allowance against a capital loss in the U.K. as such loss may only offset future capital gains, and we have provided a valuation allowance against certain losses from a now dormant entity. Otherwise, we have determined the remaining deferred tax assets in the U.K. will more likely than not be realized in future years.

France

Our France operations have operated at a cumulative loss in recent years and over the most recent 12 quarters. In addition, unlike our other significant jurisdictions, France does not have a strong history of earnings exclusive of the losses which created the current carryforwards. As there is currently insufficient positive evidence to support deferred tax asset realization, we have provided a valuation allowance against all of the deferred tax assets in France, with the exception of certain credits and losses that may be redeemed in cash in future years.

Transfer Pricing

We have considered the potential impact on our deferred tax assets that may result from settling our existing application for an Advance Pricing Arrangement, or APA. We have requested the APA apply to the 2001 through 2005 taxation years and we are in discussions with the taxing authorities about including the 2006 taxation year. The APA is currently being negotiated by the pertinent taxing authorities (U.S., Canada, and U.K.).

We are not a party to the APA negotiations, but we do not believe the result of the negotiations will have an adverse impact on us or our deferred tax assets. However, it is possible that the result of the APA negotiations could cause a material shift in historical earnings between various Nortel entities. Such a shift in historical earnings could materially adjust the cumulative earnings (loss) calculation used as part of the analysis of positive/negative evidence associated with the valuation allowance. The years included in the APA negotiations are primarily tax loss years. As such, the APA settlement could result in a reallocation of losses from one jurisdiction to another jurisdiction (with Canada and the U.S. being the two primary jurisdictions for such reallocation).

The impact of the APA negotiations and ultimate settlement cannot be quantified by us at this time due to the uncertainties inherent in the negotiations between the tax authorities. As such, this ultimate settlement position could have a substantial impact on our transfer pricing methodology for future years. We continue to monitor the progress of the APA negotiations and will analyze the existence of new evidence (when available) as it relates to the APA. We may make adjustments to the valuation allowance assessments, as appropriate, as additional evidence becomes available in future quarters.

During the year ended December 31, 2006, our gross income tax valuation allowance increased to $4,431 compared to $3,429 as of December 31, 2005. Of the $1,002 increase, $749 was primarily due to a valuation allowance being established relative to the realizability of the deferred tax asset established at NNC associated with future deduction of the shareholder settlement. The remaining increase to the valuation allowance relates to the impacts of foreign exchange rates and other adjustments offset by additional valuation allowances recorded against the tax benefit of current period losses in certain jurisdictions. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of December 31, 2006 were appropriate.

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

Specifically, the tax authorities in Brazil have completed an examination of a prior taxation years and have issued assessments in the amount of $71. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are probable as a result of the outcome of the ongoing appeals process.

In addition, tax authorities in France have issued three preliminary notices of proposed assessment in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to taxable income of approximately $1,099, additional income tax liabilities of $43 inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $72 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carry-forwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. We made an offer of settlement to the French tax authorities, which was significantly less than the assessed amount, for the purpose of accelerating the settlement process to either the courts or competent authority proceedings under the Canada-France tax treaty. We believe we have adequately provided for tax adjustments that are probable as a result of any ongoing or future examinations.

We had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with our intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, we filed APA requests with the taxation authorities of the U.S., Canada and the U.K. that applied to the taxation years beginning in 2001. The APA requests are currently under consideration and we are in the process of negotiating the terms of the arrangement with the tax authorities. We continue to monitor the progress of these negotiations; however we are not a party to them. We have applied the transfer pricing methodology proposed in the APA requests in preparing our tax returns and accounts beginning in 2001.

We had previously concluded that it was probable that the retroactive application of the proposed methodology to year 2000 would be accepted by the tax authorities and prepared our income tax estimates (both current and deferred taxes) on the basis that the 2000 taxation year would be governed by the APA submission. As a result, we had previously provided approximately $140 for taxes and interest in various tax jurisdictions that would be due as a result of retroactive application of the APA. In the fourth quarter of 2005, we obtained new information and as a result can no longer conclude that it is probable that the APA will be retroactively applied. We have recalculated our current and deferred tax balances assuming the 2000 tax year would not be subject to the retroactive application of the APA. As a result, the gross deferred income tax balances in our significant jurisdictions were recalculated on an as filed basis, and the liability of $140 for taxes and interest that was previously accrued was released in the fourth quarter of 2005.

The outcome of the APA applications is uncertain and possible additional losses as they relate to the APA negotiations cannot be determined at this time. However, we do not believe it is probable that the ultimate resolution of these negotiations will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Despite our current belief, if this matter is resolved unfavorably, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The fair value of each reporting unit is determined by allocating our total fair value among our reporting units using an average of three valuation models; a discounted cash flow, or DCF, model which is based on estimated 2007 revenue multiples, or the Revenue Multiple model, and a model based on a multiple of estimated 2007 earnings before interest, taxes, depreciation and amortization, or the EBITDA Multiple model. All of these valuation models involve significant assumptions regarding our future operating performance. The following are the significant assumptions involved in each model:

•	DCF model: assumptions regarding revenue growth rates, gross margin percentages, discount rates and terminal growth rates;
•	Revenue Multiple model: estimates of 2007 revenue growth and the selection of comparable companies to determine an appropriate multiple; and
•	EBITDA Multiple model: 2007 projected EBITDA and the selection of comparable companies to determine an appropriate multiple.

The carrying value of goodwill was $2,529 of December 31, 2006 and $2,586 as of December 31, 2005. The decrease of $57 was primarily driven by (i) an adjustment of $56 related to the reduction of goodwill originally recorded as part of our investment in LG-Nortel and (ii) disposals of $42 related to the transfer of our Calgary manufacturing operations to Flextronics and $8 related to the sale of certain net assets related to our UMTS access business. These decreases were partially offset by an addition of $43 related to the goodwill acquired as a result of our acquisition of Tasman Networks and other adjustments of $6, which included an increase of $15 resulting from the impact of foreign exchange fluctuations on our goodwill balances denominated in currencies other than U.S. dollars.

Due to the change in our operating segments and reporting units as described in “Business Overview — Our Segments”, a triggering event occurred requiring a goodwill impairment test in the first and third quarters of 2006 in accordance with SFAS No. 142, “Goodwill and other Intangible Assets”, or SFAS 142. We performed this test and concluded that there was no impairment.

Our four reportable segments and NGS comprise our reporting units. As of our annual measurement date, the excess of fair value over the carrying value for each of our reporting units ranged from 5% for NGS to in excess of 400% for MCCN. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test for NGS, we determined that a hypothetical 7% reduction in the forecasted revenues for 2007 would result in a reduction in the excess of the fair value over the carrying value from 5% to nil and if the reduction of forecasted revenues is greater, a partial impairment charge may be required.

The excess of fair value over the carrying value of our four reportable segments (which accounts for 93% of our consolidated goodwill), is in excess of $11,500. As such, a significant decrease in the fair value of these reporting units would be required to trigger goodwill impairment.

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

For 2006, the expected long-term rate of return on plan assets used to estimate pension expenses was 7.2% on a weighted average basis, which was the rate determined at September 30, 2005. This rate is down slightly from the rate of 7.4% used in 2005. The discount rates used to estimate the net pension obligations and expenses for 2006 were 5.1% and 5.1%, respectively, on a weighted average basis, compared to 5.1% and 5.7%, respectively, in 2005.

The key assumption used to estimate the post-retirement benefit costs for 2006 was an expected discount rate of 5.4% and 5.4% for the obligations and costs, respectively, both on a weighted average basis. The weighted average discount rate for the obligations remained the same as in 2005 and for the costs was down slightly from a 2005 rate of 5.9%.

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

Changes in net periodic pension and post-retirement benefit expense may occur in the future due to changes in our expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of our pension and post-retirement benefit expense to changes in these assumptions, assuming all other assumptions remain constant:

		Effect on 2006 Pre-Tax
	Effect on 2006 Pre-Tax	Post-Retirement
Change in Assumption	Pension Expense	Benefit Expense
	Increase/(decrease)	Increase/(decrease)

1 percentage point increase in the expected return on assets	$(63)	N/A
1 percentage point decrease in the expected return on assets	63	N/A
1 percentage point increase in the discount rate	(109)	(1)
1 percentage point decrease in the discount rate	91	3

Plan assets were primarily comprised of debt and equity securities. Included in the equity securities of the defined benefit plan were common shares of Nortel Networks Corporation, held directly or through pooled funds, with an aggregate market value of $4 (0.1% of total plan assets) as of December 31, 2006 and $5 (0.1% of total plan assets) as of December 31, 2005.

Actuarial gains and losses included in accumulated other comprehensive loss are being recognized over approximately an 11 year period, which represents the weighted-average expected remaining service life of the employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. At the end of 2006, we had net actuarial losses included in Accumulated Other Comprehensive Income/Loss related to the defined benefit plans of $1,475, which could result in an increase to pension expenses in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. The post-retirement benefit plans had an actuarial gain of $2 included in accumulated other comprehensive loss at the end of 2006.

In the second quarter of 2006, we announced changes to our North American pension and post-retirement plans effective January 1, 2008. We will move employees currently enrolled in our defined benefit pension plans to defined contribution plans. In addition, we will eliminate post-retirement healthcare benefits for employees who are not age 50 with five years of service as of July 1, 2006. As a result of these changes we re-measured our pension and post-retirement benefit obligations related to our North American plans as of the date our Board of Directors approved these changes and recorded the impacts of this re-measurement in the third quarter of 2006 in accordance with SFAS 88 and SFAS 106. Plan changes approved by our Board of Directors and changes to key assumptions as a result of the re-measurement resulted in a curtailment gain of approximately $34 for both the pension and post-retirement benefit plans. In addition, we were required to adjust the minimum pension liability for certain plans, representing the amount by which the accumulated benefit obligation less the fair value of the plan assets was greater than the recorded liability. The effect of this adjustment and the related foreign currency translation adjustment was to decrease accumulated other comprehensive loss (before tax) by $198, decrease intangible assets by $14, and decrease pension liabilities by $212.

For the year-end measurement, the impact of changes in discount rates and other accounting assumptions more than offset the favourable impacts of strong pension asset returns and our contributions made to the plans. As a result, we were required to adjust the minimum pension liability for certain plans, representing the amount by which the accumulated benefit obligation less the fair value of the plan assets was greater than the recorded liability. The effect of this adjustment and the related foreign currency translation adjustment was to increase accumulated other comprehensive loss (before tax) by $68, decrease intangible assets by $4 and increase pension liabilities by $64.

The unfunded status of our defined benefit pension plans and post-retirement plans was $2,741 as of the measurement date of September 30, 2006, as compared to $3,379 as of September 30, 2005. The decrease of $638 is the result of the events described above which include the announced changes to our North American pension and post-retirement plans announced in the second quarter of 2006, changes in assumptions for the year end measurement, strong asset returns, and our contributions to the plans. The full unfunded status is recorded as a liability on our balance sheet in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS 158, issued by the FASB in September 2006.

SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We are required to initially recognize the funded status of our defined benefit pension and post-retirement plans and to provide the required disclosures as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for us for our fiscal year ending December 31, 2008. The effect of the initial adoption of SFAS 158 was as follows:

	As at December 31, 2006
	Before Application of		After Application of
	SFAS 158	Adjustment	SFAS 158

Intangible assets — net	$262	$(21)	$241
Other assets — long term	686	3	689
Deferred tax asset — long term	3,803	60	3,863
Payroll and benefit liabilities — current	(868)	228	(640)
Other liabilities — long term	(5,398)	(412)	(5,810)
Accumulated other comprehensive loss	479	142	621

During 2006, we made cash contributions to our defined benefit pension plans of $354 and to our post-retirement benefit plans of $37. In 2007, we expect to make cash contributions of approximately $365 to our defined benefit pension plans and approximately $36 to our post-retirement benefit plans.

For 2007, we are lowering our expected rate of return on plan assets from 7.2% to 7.1% for defined benefit pension plans. Also for 2007, our discount rate on a weighted-average basis for pension expenses will remain at 5.1% for the defined benefit pension plans and at 5.4% for post-retirement benefit plans. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. If the actual results of the plans differ from the assumptions, additional contributions by us may be required. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

Special Charges

We record provisions for workforce reduction costs and exit costs when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits”. One-time termination benefits and contract settlement and lease costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of December 31, 2006, we had $43 in accruals related to workforce reduction charges and $231 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.

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

On February 8, 2006, we announced that we had reached a settlement in principle with the lead plaintiffs in two significant class action lawsuits. As a result of the Global Class Action Settlement, we established a litigation reserve and recorded a charge to our full-year 2005 financial results of $2,474, $1,899 of which related to the equity component of the Global Class Action Settlement. In 2006, we recorded a shareholder litigation settlement recovery of $219 as a result of a fair value mark-to-market adjustment of the equity component of the Global Class Action Settlement.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 3 “Accounting changes” to the accompanying audited consolidated financial statements for a summary of the accounting changes that we have adopted since January 1, 2006. The following summarizes the accounting changes and pronouncements we have adopted in 2006 that have had a material impact on our results of operations and financial condition:

•	Share-Based Payment — In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the audited consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS 123 that will impact us, including the requirement to estimate employee forfeitures each period when recognizing compensation expense and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for Nortel as of January 1, 2006. We previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”, or SFAS 148. SEC Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment”, or SAB 107, was issued by the SEC in March 2005 and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, we recorded a gain of $9 as a cumulative effect of an accounting change. This resulted in an increase in the basic and diluted earnings (loss) per common share of $0.02. There were no other material impacts on our results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosure related to SFAS 123R, see note 19 “Stock-based compensation plans” to the accompanying audited consolidated financial statements.

•	Accounting for Defined Benefit Pension and Other Postretirement Plans — In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS 158. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We are required to initially recognize the funded status of its defined benefit pension and post-retirement plans and to provide the required disclosures as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us for our fiscal year ending December 31, 2008. We use a measurement date of September 30 to measure plan assets and benefit obligations annually for the pension plans and other post-retirement benefit plans that make up the majority of plan assets and obligations. For a summary of the impact on our audited consolidated financial statements resulting from the adoption of SFAS 158, see Application of Critical Accounting Policies and Estimates — Pension and Post-Retirement Benefits. For additional information on our pension and post-retirement plans see note 9 “Employee Benefit Plans” to the accompanying audited consolidated financial statements.

•	Quantification of Financial Statement Misstatements — In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements” (“SAB 108”). There are two recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method previously used by us, focuses primarily on the material impact of a misstatement on the statement of operations, which can lead to the accumulation of misstatements on the balance sheet that may become material to the balance sheet. The iron curtain method focuses primarily on the effect of correcting for the accumulated misstatements as at the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the statement of operations. SAB 108 requires quantification of financial statement misstatements under both the roll-over and iron curtain approaches, referred to as the “dual-approach”. SAB 108 permits companies to initially adopt its provisions by adjusting for the cumulative effect of misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of accumulated deficit. During the year of adoption SAB 108 also provides the option of prospective correction of immaterial errors in previously reported quarterly financial statements that would be reported as comparative information in future filings with the SEC. SAB 108 does not require financial statement reports previously filed with the SEC to be amended. SAB 108 became effective for our fiscal year ended December 31, 2006. The provisions of SAB 108 did not have a material impact on our results of operation and financial condition for the year ended December 31, 2006.

Recent Accounting Pronouncements

Please see note 2(w) “Significant accounting policies — Recent Accounting Pronouncements” to the accompanying audited consolidated financial statements for a summary of recent accounting pronouncements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, or SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 will be a two-step process, whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 on January 1, 2007. We are currently in the process of assessing the impact of FIN 48. Based on our preliminary analysis, we do not expect a significant adjustment to opening accumulated deficit as a result of the adoption of FIN 48. For additional information see note 8 “Income Taxes” to the accompanying audited consolidated financial statements.

Outstanding Share Data

As of February 28, 2007, Nortel Networks Corporation had 433,878,107 outstanding common shares.

As of February 28, 2007, 28,299,588 issued and 602,841 assumed stock options were outstanding and 19,624,872 and 602,841, respectively, are exercisable for common shares of Nortel Networks Corporation on a one-for-one basis.

As of February 28, 2007, 1,231,503 restricted stock units and 446,500 performance stock units were outstanding. Once vested, each restricted stock unit and performance stock unit entitles the holder to receive one common share of Nortel Networks Corporation or, in our discretion, cash in lieu of common shares in certain circumstances from treasury or through open market purchases at our option.

In addition, Nortel Networks Corporation previously issued $1,800 of 4.25% Convertible Senior Notes, or Convertible Senior Notes, due on September 1, 2008. The Convertible Senior Notes are convertible, at any time, by holders into common shares of Nortel Networks Corporation, at a conversion price of $100 per common share, reflecting the 1 for 10 share consolidation discussed below.

We expect that the Global Class Action Settlement could be deemed effective as early as March 20, 2007 for the finalization of the settlement. On or about this date, it is anticipated that approximately 4 percent of the total settlement shares could be issued to plaintiffs’ counsel in accordance with the terms of the settlement, and be freely tradeable, with the balance of settlement shares expected to be issued, and upon issuance freely tradeable, in the second half of 2007.

On November 6, 2006, our Board of Directors approved a 1 for 10 consolidation of Nortel Networks Corporation outstanding common shares effective December 1, 2006. Nortel Networks Corporation common shares began trading on a consolidated basis on December 1, 2006.

Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in the Quantitative and Qualitative Disclosure about Market Risk section of this report.

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past management and disposal of hazardous substances and wastes. As of December 31, 2006, the accruals on the consolidated balance sheet for environmental matters were $27. Based on information available as of December 31, 2006, we believe that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

For a discussion of environmental matters, see note 21, “Contingencies” to the accompanying audited consolidated financial statements.

Legal Proceedings

For additional information related to our legal proceedings, see the Legal Proceedings section of this report.

Cautionary Notice Regarding Forward-Looking Information

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to Nortel’s business including: significant competition, competitive pricing practice, cautious capital spending by customers, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse affects on Nortel’s performance if its expectations regarding market demand for particular products prove to be wrong; the sufficiency of recently announced restructuring actions; any negative developments associated with Nortel’s suppliers and contract manufacturing agreements including our reliance on certain suppliers for key optical networking solutions components; potential penalties, damages or cancelled customer contracts from failure to meet delivery and installation deadlines and any defects or errors in Nortel’s current or planned products; fluctuations in foreign currency exchange rates; potential higher operational and financial risks associated with Nortel’s efforts to expand internationally; potential additional valuation allowances for all or a portion of Nortel’s deferred tax assets if market conditions deteriorate or future results of operations are less than expected; a failure to protect Nortel’s intellectual property rights, or any adverse judgments or settlements arising out of disputes regarding intellectual property; any negative effect of a failure to maintain integrity of Nortel’s information systems; changes in regulation of the telecommunications industry or other aspects of the industry; any failure to successfully operate or integrate strategic acquisitions, or failure to consummate or succeed with strategic alliances; Nortel’s potential inability to attract or retain the personnel necessary to achieve its business objectives or to maintain an effective risk management strategy; (ii) risks and uncertainties relating to Nortel’s liquidity, financing arrangements and capital including: any inability of Nortel to manage cash flow fluctuations to fund working capital requirements or achieve its business objectives in a timely manner or obtain additional sources of funding; high levels of debt, limitations on Nortel capitalizing on business opportunities because of senior notes covenants, or on obtaining additional secured debt pursuant to the provisions of indentures governing certain of Nortel’s public debt issues; Nortel’s below investment grade credit rating; any increase of restricted cash requirements for Nortel if it is unable to secure alternative support for obligations arising from certain normal course business activities, or any inability of Nortel’s subsidiaries to provide it with sufficient funding; any negative effect to Nortel of the need to make larger defined benefit plans contributions in the future or exposure to customer credit risks or inability of customers to fulfill payment obligations under customer financing arrangements; or any negative impact on Nortel’s ability to make future acquisitions, raise capital, issue debt and retain employees arising from stock price volatility and any declines in the market price of Nortel’s publicly traded securities; and (iii) risks and uncertainties relating to Nortel’s prior restatements and current restatement and related matters including: the negative impact on Nortel or NNL of the current restatement; legal judgments, fines, penalties or settlements, or any substantial regulatory fines or other penalties or sanctions, related to the ongoing regulatory and criminal investigations of Nortel in the U.S. and Canada; the significant dilution of Nortel’s existing equity positions resulting from the approval of its class action settlement; any significant pending or future civil litigation actions not encompassed by Nortel’s class action settlement; any unsuccessful remediation of Nortel’s material weakness in internal control over financial reporting resulting in an inability to report Nortel’s results of operations and financial condition accurately and in a timely manner; Nortel’s inability to access, in its current form, its shelf registration filed with the United States Securities and Exchange Commission (SEC); or any breach by Nortel of the continued listing requirements of the NYSE or TSX causing the NYSE and/or the TSX to commence suspension or delisting procedures. For additional information with respect to certain of these and other factors, see Nortel’s Annual Report on Form 10-K and other securities filings with the SEC. Unless otherwise required by applicable securities laws, Nortel disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Additional disclosure of our financial instruments is included in note 12, “Financial instruments and hedging activities” to the accompanying audited consolidated financial statements.

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

We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business may be denominated in currencies other than U.S. dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our major currency exposures. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. Our significant currency flows for the year ended December 31, 2006 were in U.S. dollars, Canadian dollars, British pounds and Euros. The net impact of foreign exchange fluctuations resulted in a loss of $3 in 2006, a gain of $68 in 2005 and a gain of $57 in 2004. We cannot predict whether we will incur foreign exchange gains or losses in the future. However, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition.

We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse changes in foreign exchange rates. The balances are segregated by source currency and a hypothetical unfavorable variance in foreign exchange rates of 10% is applied to each net source currency position using year-end rates to determine the potential decrease in cash flows over the next year. The sensitivity analysis includes all foreign currency-denominated cash, short-term and long-term debt, and derivative instruments that will impact cash flows over the next year that are held at December 31, 2006 and 2005. The underlying cash flows that relate to the hedged firm commitments are not included in the analysis. The analysis is performed at the reporting date and assumes no future changes in the balances or timing of cash flows from the year-end position. Further, the model assumes no correlation in the movement of foreign exchange rates. Based on a one-year time horizon, a 10% adverse change in exchange rates would have resulted in a potential decrease in after-tax earnings (increase in loss) of $120 as of December 31, 2006 and a potential decrease in after-tax earnings (increase in loss) of $127 as of December 31, 2005. This potential decrease would result primarily from our exposure to the Canadian dollar, the British pound and the Euro.

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

Historically, we have managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. We use sensitivity analysis to measure our interest rate risk. The sensitivity analysis includes cash, our outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate. A 100 basis point adverse change in interest rates would have resulted in a potential decrease in earnings (increase in loss) of $55 as of December 31, 2006 and a potential decrease in earnings (increase in loss) of $40 as of December 31, 2005.

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

As of December 31, 2006, a hypothetical 20% adverse change in the stock prices of our publicly traded equity securities and the related underlying stock prices of publicly traded equity securities for certain of our derivative instruments would result in a loss in their aggregate fair value of $12.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders and Board of Directors of Nortel Networks Corporation

We have audited the accompanying consolidated balance sheets of Nortel Networks Corporation and subsidiaries (“Nortel”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Nortel’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nortel as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 4 to the consolidated financial statements, the accompanying consolidated financial statements of Nortel as of December 31, 2005 and for the years ended December 31, 2005 and 2004 have been restated. We therefore withdraw our previous report dated April 28, 2006 on those financial statements, as originally filed.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nortel’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Nortel’s internal control over financial reporting and an adverse opinion on the effectiveness of Nortel’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Toronto, Canada
March 15, 2007

COMMENTS BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCE

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Company’s financial statements, such as the changes described in Note 3 to the financial statements. Our report to the Shareholders and Board of Directors of Nortel dated March 15, 2007 with respect to the consolidated financial statements is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Toronto, Canada
March 15, 2007

NORTEL NETWORKS CORPORATION

Consolidated Statements of Operations for the years ended December 31

	2006	2005	2004
		As restated*	As restated*
	(Millions of U.S. dollars,
	except per share amounts)

Revenues:
Products	$10,158	$9,338	$8,511
Services	1,260	1,171	967

Total Revenues	11,418	10,509	9,478

Cost of revenues:
Products	6,267	5,590	5,037
Services	712	641	519

Total cost of revenues	6,979	6,231	5,556

Gross profit	4,439	4,278	3,922
Selling, general and administrative expense	2,503	2,429	2,146
Research and development expense	1,939	1,874	1,975
Amortization of intangibles	26	17	9
In-process research and development expense	22	—	—
Special charges	105	169	181
(Gain) loss on sale of businesses and assets(a)	(206)	47	(91)
Shareholder litigation settlement expense (recovery)	(219)	2,474	—

Operating earnings (loss)	269	(2,732)	(298)
Other income — net	212	295	217
Interest expense
Long-term debt	(272)	(209)	(192)
Other	(68)	(10)	(10)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	141	(2,656)	(283)
Income tax benefit (expense)	(60)	81	20

	81	(2,575)	(263)
Minority interests — net of tax	(59)	(39)	(33)
Equity in net earnings (loss) of associated companies — net of tax	(3)	3	—

Net earnings (loss) from continuing operations	19	(2,611)	(296)
Net earnings from discontinued operations — net of tax	—	1	49

Net earnings (loss) before cumulative effect of accounting change	19	(2,610)	(247)
Cumulative effect of accounting change — net of tax (note 3)	9	—	—

Net earnings (loss)	$28	$(2,610)	$(247)

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.06	$(6.02)	$(0.68)
— from discontinued operations	0.00	0.00	0.11

Basic and diluted earnings (loss) per common share	$0.06	$(6.02)	$(0.57)

(a) Includes related costs.
* See note 4

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

Consolidated Balance Sheets as of December 31

	2006	2005
		As restated*
	(Millions of U.S. dollars, except for share amounts)

ASSETS
Current assets
Cash and cash equivalents	$3,492	$2,951
Restricted cash and cash equivalents	639	77
Accounts receivable — net	2,785	2,826
Inventories — net	1,989	2,080
Deferred income taxes — net	276	377
Other current assets	742	798

Total current assets	9,923	9,109
Investments	204	244
Plant and equipment — net	1,530	1,560
Goodwill	2,529	2,586
Intangible assets — net	241	172
Deferred income taxes — net	3,863	3,664
Other assets	689	800

Total assets	$18,979	$18,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,125	$1,181
Payroll and benefit-related liabilities	640	803
Contractual liabilities	243	348
Restructuring liabilities	97	99
Other accrued liabilities	4,603	4,232
Long-term debt due within one year	18	1,446

Total current liabilities	6,726	8,109
Long-term debt	4,446	2,439
Deferred income taxes — net	97	104
Other liabilities	5,810	5,937

Total liabilities	17,079	16,589

Minority interests in subsidiary companies	779	783
Guarantees, commitments and contingencies (notes 13, 14 and 21)

SHAREHOLDERS’ EQUITY
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 433,934,747 and 433,916,293 for 2006 and 2005, respectively	33,938	33,932
Additional paid-in capital	3,378	3,281
Accumulated deficit	(35,574)	(35,602)
Accumulated other comprehensive loss	(621)	(848)

Total shareholders’ equity	1,121	763

Total liabilities and shareholders’ equity	$18,979	$18,135

* See note 4

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)

	2006	2005	2004
		As restated*	As restated*
	(Millions of U.S. dollars)

Common shares
Balance at the beginning of the year	$33,932	$33,840	$33,674
Common shares issued (cancelled) — net	1	6	31
Conversion of prepaid forward purchase contracts	—	82	127
Common shares issued (cancelled) related to acquisitions — net	(5)	(4)	—
Fair value and costs associated with stock option plans and stock purchase plans	10	8	8

Balance at the end of the year	33,938	33,932	33,840

Additional paid-in capital
Balance at the beginning of the year	3,281	3,283	3,341
Prepaid forward purchase contracts settled	—	(82)	(127)
Fair value and costs associated with stock option plans and stock purchase plans	(6)	(8)	(8)
Stock option compensation	93	87	77
Restricted stock unit expense	8	1	—
Performance stock unit expense	2	—	—

Balance at the end of the year	3,378	3,281	3,283

Accumulated deficit
Balance at the beginning of the year	(35,602)	(32,992)	(32,743)
Adjustment as of January 1, 2004 due to restatement*	—	—	(2)
Net earnings (loss)	28	(2,610)	(247)

Balance at the end of the year	(35,574)	(35,602)	(32,992)

Accumulated other comprehensive loss
Balance at the beginning of the year	(848)	(519)	(553)
Adjustment as of January 1, 2004 due to restatement*	—	—	(66)
Foreign currency translation adjustment	284	(147)	190
Unrealized gain (loss) on investments — net	8	(2)	(63)
Unrealized derivative gain (loss) on cash flow hedges — net	(17)	(11)	6
Minimum pension liability adjustment — net	94	(169)	(33)

Other comprehensive income (loss)	369	(329)	100
Adoption of FASB Statement No. 158 — net (see note 3)	(142)	—	—

Balance at the end of the year	(621)	(848)	(519)

Total shareholders’ equity	$1,121	$763	$3,612

Total comprehensive income (loss) for the year
Net earnings (loss)	$28	$(2,610)	$(247)
Other comprehensive income (loss)	369	(329)	100

Total comprehensive income (loss) for the year	$397	$(2,939)	$(147)

*	See note 4

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

Consolidated Statements of Cash Flows for the years ended December 31

	2006	2005	2004
		As restated*	As restated*
	(Millions of U.S. dollars)

Cash flows from (used in) operating activities
Net earnings (loss)	$28	$(2,610)	$(247)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	290	302	341
Non-cash portion of shareholder litigation settlement expense (recovery)	(219)	1,899	—
Non-cash portion of special charges and related asset write downs	3	38	6
Non-cash portion of in-process research and development expense	22	—	—
Equity in net (earnings) loss of associated companies	3	(3)	—
Stock based compensation expense	112	88	77
Deferred income taxes	31	(116)	(47)
Net (earnings) from discontinued operations	—	(1)	(49)
Cumulative effect of accounting change	(9)	—	—
Pension and other accruals	346	299	220
(Gain) loss on sale or write down of investments, businesses and assets	(200)	(20)	(110)
Minority interests	59	39	33
Other — net	220	123	274
Change in operating assets and liabilities	(449)	(217)	(683)

Net cash from (used in) operating activities of continuing operations	237	(179)	(185)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(316)	(258)	(276)
Proceeds on disposals of plant and equipment	143	10	10
Change in restricted cash and cash equivalents	(557)	3	(11)
Acquisitions of investments and businesses — net of cash acquired	(146)	(651)	(5)
Proceeds from the sale of investments and businesses	603	470	150

Net cash from (used in) investing activities of continuing operations	(273)	(426)	(132)

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to minority interests	(60)	(43)	(33)
Increase in notes payable	105	70	92
Decrease in notes payable	(79)	(83)	(84)
Proceeds from issuance of long-term debt	3,300	—	—
Repayments of long-term debt	(2,725)	—	(107)
Debt issuance cost	(42)	—	—
Increase in capital leases payable	1	—	—
Decrease in capital leases payable	(17)	(10)	(9)
Issuance of common shares	1	6	31
Common share consolidation cost	(1)	—	—

Net cash from (used in) financing activities of continuing operations	483	(60)	(110)

Effect of foreign exchange rate changes on cash and cash equivalents	94	(102)	88

Net cash from (used in) continuing operations	541	(767)	(339)
Net cash from (used in) operating activities of discontinued operations	—	33	22

Net increase (decrease) in cash and cash equivalents	541	(734)	(317)

Cash and cash equivalents at beginning of year	2,951	3,685	4,002

Cash and cash equivalents at end of year	$3,492	$2,951	$3,685

*	See note 4

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements
(Millions of U.S. dollars, except per share amounts, unless otherwise stated)

1.	Nortel Networks Corporation

Nortel Networks Corporation (“Nortel”) is a global supplier of end-to-end networking products and solutions serving both service providers and enterprise customers. Nortel’s technologies span access and core networks, support multimedia and business-critical applications. Nortel’s networking solutions consist of hardware, software and services. Nortel’s business activities include the design, development, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions.

The common shares of Nortel Networks Corporation are publicly traded on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the symbol “NT”. Nortel Networks Limited (“NNL”) is Nortel’s principal direct operating subsidiary and its results are consolidated into Nortel’s results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in minority interests in subsidiary companies in the consolidated balance sheets, and dividends on preferred shares are reported in minority interests — net of tax in the consolidated statements of operations.

2.	Significant accounting policies

Basis of presentation

The consolidated financial statements of Nortel have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of financial statements. Although Nortel is headquartered in Canada, the consolidated financial statements are expressed in U.S. dollars as the greater part of the financial results and net assets of Nortel are denominated in U.S. dollars. Certain prior year amounts have been reclassified to conform to Nortel’s current presentation.

In conjunction with the establishment of Nortel’s Global Services operating segment in the third quarter of 2006, Nortel has disclosed the revenues and related cost of revenues from both its products and services in its audited consolidated statements of operations.

On November 6, 2006, Nortel’s Board of Directors approved a consolidation of Nortel’s outstanding common shares at a ratio of 1 consolidated share for 10 pre-consolidated shares in accordance with the authority given to the Board by the Nortel shareholders at the annual and special meeting of shareholders held June 29, 2006. Nortel’s shares began trading on the TSX and NYSE on a consolidated basis on December 1, 2006. All references to share and per share data for all periods presented in the consolidated financial statements have been adjusted to give effect to the 1 for 10 common share consolidation.

(a)  Principles of consolidation

The financial statements of entities which are controlled by Nortel through voting equity interests, referred to as subsidiaries, are consolidated into Nortel’s results. Entities which are controlled jointly with another entity, referred to as joint ventures, and entities which are not controlled by Nortel but over which Nortel has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Variable Interest Entities (“VIEs”) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation No. (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), are entities in which equity investors generally do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by Nortel when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs’ expected losses and/or expected residual returns. Intercompany accounts and transactions are eliminated upon consolidation and unrealized intercompany gains and losses are eliminated when accounting under the equity method.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(b)  Use of estimates

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable and customer financing, receivables sales, inventory obsolescence, product warranty, amortization, asset valuations, asset retirement obligations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, research and development provisions, restructuring and other provisions, stock-based compensation and contingencies.

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

Transactions and financial statements for Nortel’s operations in countries considered to have highly inflationary economies use the U.S. dollar as their functional currency. Resulting translation gains or losses are reflected in net earnings (loss).

When appropriate, Nortel may hedge a designated portion of the exposure to foreign exchange gains and losses incurred on the translation of specific foreign operations. Derivative instruments used by Nortel can include foreign currency-denominated debt, foreign currency swaps and foreign currency forward and option contracts that are denominated in the same currency as the hedged foreign operations. The translation gains and losses on the effective portion of the cash flow hedging instruments that qualify for hedge accounting are recorded in OCI; other translation gains and losses not related to cash flow hedges are recorded in net earnings (loss).

(d)  Revenue recognition

Nortel’s products and services are generally sold pursuant to a contract and the terms of the contract, taken as a whole, determine the appropriate revenue recognition methods to be applied. Product revenue includes revenue from arrangements that include services such as installation, engineering and network planning where the services could not be separated from the arrangement because the services are essential or fair value could not be established. Services revenue reported in the audited consolidated statements of operations is comprised of revenue from Nortel’s Global Services segment (excluding services bundled with product sales).

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

Effective July 1, 2003, for contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, Nortel generally applies the FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis, (b) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of Nortel. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. So long as elements otherwise governed by separate authoritative accounting standards cannot be treated as separate units of accounting under the guidance in EITF 00-21, the elements are combined into a single unit of accounting for revenue recognition purposes. In this case, revenue allocated to the unit of accounting is deferred until all combined elements have been delivered or, once there is only one remaining element to be delivered, based on the revenue recognition guidance applicable to the last delivered element within the unit of accounting.

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

For elements related to customized network solutions and certain network build-outs, revenues are recognized under SOP 81-1, generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Contract revenues recognized, based on costs incurred toward the completion of the project, that are unbilled are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on long-term contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities. In circumstances where reasonably dependable cost estimates cannot be made for a customized network solution or build-out element and there is no assurance that a loss will not be incurred on the element, all revenues and certain costs are deferred until completion of the element (“completed contract accounting”).

Revenue for hardware that does not require significant customization, and where any software is considered incidental, is recognized under SAB 104, provided, however, that revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and legal title in certain jurisdictions, have been transferred to the customer.

For arrangements where the criteria for revenue recognition have not been met because legal title or risk of loss on products does not transfer to the customer until final payment has been received or where delivery has not occurred, revenue is deferred to a later period when legal title or risk of loss passes either on delivery or on receipt of payment from the customer. For arrangements where the customer agrees to purchase products but Nortel retains possession until the customer requests shipment (“bill and hold arrangements”), revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

Services revenue is generally recognized according to the proportional performance method. The proportional performance method is used when the provision of services extends beyond an accounting period with more than one performance act, and permits the recognition of revenue ratably over the services period when no other pattern of performance is discernable. The nature of the service contract is reviewed to determine which revenue recognition method best reflects the nature of services performed. Provided all other revenue recognition criteria have been met, the revenue recognition

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

method selected reflects the pattern in which the obligations to the customers have been fulfilled. Engineering and installation revenues are generally recognized as the services are performed.

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

(g)  Earnings (loss) per common share

Basic earnings (loss) per common share, is calculated by dividing the net earnings (loss) by the weighted-average number of Nortel Networks Corporation’s common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted-average number of Nortel common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. The treasury stock method is used to compute the dilutive effect of warrants, options and similar instruments. The if-converted method is used to compute the dilutive effect of convertible debt. A comparison of the conditions required for issuance of shares compared to those existing at the end of the period is used to compute the dilutive effect of contingently issuable shares.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(h)  Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, balances with banks and short-term investments. All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The amounts presented in the consolidated financial statements approximate the fair value of cash and cash equivalents.

(i)  Restricted cash and cash equivalents

Cash and cash equivalents are considered restricted when they are subject to contingent rights of a third party customer under bid, performance related, and other bonds associated with contracts that Nortel is not able to unilaterally revoke. Cash and cash equivalents collateral may be provided, often in addition to the payment of fees to the other party, as a result of the general economic and industry environment, and of Nortel’s and NNL’s credit ratings.

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

(k)  Inventories

Inventories are valued at the lower of cost (calculated generally on a first-in, first-out basis) or market value. The cost of finished goods and work in process is comprised of material, labor and manufacturing overhead. Provisions for inventory are based on estimates of future customer demand for products, including general economic conditions, growth prospects within the customer’s ultimate marketplaces and market acceptance of current and pending products. In addition, full provisions are generally recorded for surplus inventory in excess of one year’s forecast demand or inventory deemed obsolete.

Inventory includes certain direct and incremental deferred costs associated with arrangements where title and risk of loss was transferred to customers but revenue was deferred due to other revenue recognition criteria not being met.

(l)  Receivables sales

Transfers of accounts receivable that meet the criteria for surrender of control under FASB Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, are accounted for as sales. Generally, Nortel retains servicing rights and, in some cases, provides limited recourse when it sells receivables. A gain or loss is recorded as an operating expense (recovery) within selling, general and administrative (“SG&A”), at the date of the receivables sale and is based upon, in part, the previous carrying amount of the receivables involved in the transfer allocated between the assets sold and the retained interests based on their relative fair values at the date of the transfer. Fair value is generally estimated based on the present value of the estimated future cash flows expected under management’s assumptions, including discount rates assigned commensurate with risks. Retained interests are classified as available-for-sale securities.

Nortel, when acting as the servicing agent, generally does not record an asset or liability related to servicing as the annual servicing fees are equivalent to those that would be paid to a third party servicing agent.

Nortel reviews the fair value assigned to retained interests at each reporting date subsequent to the date of the transfer to determine if there is an other-than-temporary impairment. Fair value is reviewed using similar valuation techniques as

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

those used to initially measure the retained interest and, if a change in events or circumstances warrants, the fair value is adjusted and any other-than-temporary impairments are recorded in other income (expense) — net.

(m)  Investments

Investments in publicly traded equity securities of companies over which Nortel does not exert significant influence are accounted for at fair value and are classified as available for sale. Unrealized holding gains and losses related to these securities are excluded from net earnings (loss) and are included in OCI until such gains or losses are realized or an other-than-temporary impairment is determined to have occurred.

Investments in equity securities of private companies over which Nortel does not exert significant influence are accounted for using the cost method. Investments in associated companies and joint ventures are accounted for using the equity method. An impairment loss is recorded when there has been a loss in value of the investment that is other-than-temporary.

Nortel monitors its investments for factors indicating other-than-temporary impairment and records a charge to net earnings (loss) when appropriate.

(n)  Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives of the plant and equipment. The expected useful lives of buildings are twenty to forty years, and of machinery and equipment are three to ten years. Capitalized software is amortized over three years.

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

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

(q)  Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Nortel tests for impairment of goodwill on an annual basis as of October 1, and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount.

Circumstances that could trigger an impairment test include: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; a change in reportable segments; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit; and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(r)  Intangible assets

Intangible assets consist of acquired technology and other intangible assets. Acquired technology represents the value of the proprietary know-how which was technologically feasible as of the acquisition date and is charged to net earnings (loss) on a straight-line basis over its estimated useful life. Other intangible assets are amortized into net earnings (loss) based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows.

(s)  Warranty costs

As part of the normal sale of product, Nortel provides its customers with product warranties that extend for periods generally ranging from one to six years from the date of sale. A liability for the expected cost of warranty-related claims is established when the product is delivered and completed. In estimating warranty liability, historical material replacement costs and the associated labor costs to correct the product defect are considered. Revisions are made when actual experience differs materially from historical experience. Warranty related costs incurred before revenue is recognized are capitalized and recognized as an expense when the related revenue is recognized. Known product defects are specifically accrued for as Nortel becomes aware of such defects.

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

The over-funded or under-funded status of defined benefit pension and post-retirement plans is recognized as an asset or liability, respectively, on the balance sheet.

(u)  Derivative financial instruments

Nortel records derivatives as assets and liabilities measured at fair value. The accounting for changes in the fair value depends on whether a derivative has been designated as a hedge under hedge accounting, and the type of hedging relationship designated. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss) in the period in which the changes occur. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). Ineffective portions of changes in the fair value of the derivative in a cash flow hedge are recognized in other income (expense) — net in the period in which the changes occur. If the derivative has not been designated as an accounting hedge relationship or if a designated hedging relationship is no longer highly effective, changes in the fair value of the derivative are recognized in net earnings (loss) in the period in which the changes occur.

When a fair value hedging relationship is terminated because the derivative is sold, terminated or the hedge relationship is de-designated the fair value basis adjustment recorded on the hedged item is recognized in the same manner as the other components of the hedged item. For a cash flow hedge that is terminated because the derivative is sold, expired, or the relationship is de-designated, the amount in OCI continues to be recognized when the hedged item affects net earnings (loss). If a cash flow or fair value hedging relationship is terminated because the underlying hedged item is repaid or is sold, or it is no longer probable that the hedged forecasted transaction will occur, the accumulated balance in OCI or the fair value basis adjustment recorded on the hedged item is recorded immediately in net earnings (loss).

Nortel’s policy is to formally document all material relationships between derivative instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. Where hedge accounting will be applied, this process includes linking all derivatives to specific assets and liabilities on the consolidated balance

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

sheet or to specific firm commitments or forecasted transactions. Nortel also formally assesses, both at the hedge’s inception and on an ongoing basis, as applicable, whether the derivatives that are used in designated hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

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

(v)  Stock-based compensation

Nortel employees participate in a number of stock-based compensation plans that are described in note 19. Nortel directors participate in director stock unit plans.

Effective January 1, 2006, Nortel adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Nortel adopted SFAS 123R using the modified prospective transition method and, accordingly, the results of prior periods have not been restated. This method requires that the provisions of SFAS 123R are generally applied only to share-based awards granted, modified, repurchased or cancelled on January 1, 2006 and thereafter. Nortel voluntarily adopted fair value accounting for share-based awards effective January 1, 2003 (under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123”). Using the prospective method, Nortel measured the cost of share-based awards granted or modified on or after January 1, 2003, using the fair value of the award and began recognizing that cost in the consolidated statements of operations over the vesting period. Nortel will recognize the remaining cost of these awards over the remaining service period following the provisions of SFAS 123R. For those share-based awards granted prior to January 1, 2003 and not subsequently modified, that were nonvested and outstanding as of January 1, 2006, Nortel will recognize the remaining cost of these awards over the remaining service period as required by SFAS 123R.

The accounting for Nortel’s stock-based compensation plans under the fair value based method is as follows:

Stock Options

The fair value at grant date of stock options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period based on the estimated number of stock options that are expected to vest.

Restricted Stock Units (“RSUs”), Performance Stock Units (“PSUs”), Deferred Stock Units (“DSUs”) and Stock Appreciation Rights (“SARs”)

RSUs that are settled with common shares are valued using the grant date market price of the underlying shares. This valuation is not subsequently adjusted for changes in the market price of the shares prior to settlement of the award. Compensation expense is recognized on a straight-line basis over the vesting period based on the estimated number of RSU awards that are expected to vest. All RSUs granted have been classified as equity instruments based on the settlement provisions of the stock-based compensation plans.

PSUs that are settled with common shares are valued using the grant date market price of the underlying shares. The extent to which PSUs vest and settle at the end of a three year performance period will depend upon the level of achievement of certain performance criteria based on the relative total shareholder return on the common shares of Nortel

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

compared to the total shareholder return on the common shares of a comparative group of companies included in the Dow Jones Technology Titans Index (the “Technology Index”). The number of common shares to be issued for the vested PSUs are determined based on Nortel’s ranking within the Technology Index and can range from 0% to 200%. The estimate of the number of common shares to be issued upon the settlement of vested PSUs is determined using a Monte Carlo simulation model. Compensation expense is recognized on a straight-line basis over the vesting period based on the estimated number of PSU awards that are expected to vest. All PSUs granted have been classified as equity instruments based on the settlement provisions of the stock-based compensation plans.

Grants of SARs that are settled in cash at the option of employees are accounted for as liability awards. Grants of SARs that are settled in stock are accounted for as equity awards.

Grants of DSUs that are settled with stock purchased on the open market are accounted for as liabilities. The value of the liability is remeasured each period based on the cumulative compensation expense recognized for the awards at each period end. This is determined based on the current market price of the underlying stock at period end, the estimated number of DSU awards that are expected to vest calculated in the same manner as equity settled RSUs and the portion of the vesting period that has elapsed. Subsequent to vesting and prior to settlement of the award, changes in Nortel’s payment obligations are based on changes in the stock price and are recorded as compensation expense each period. The payment obligation is established for DSUs on the later of the date of termination of employment and/or directorship.

Stock-based awards, which are substantively discretionary in nature, are measured and recorded fully as compensation expense in the period that the issuance and settlement of the award is approved.

Employee Stock Purchase Plans (“ESPPs”)

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

Pro forma disclosure required due to a change in accounting policy

Had Nortel applied the fair value based method to all stock-based awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for the following years ended December 31:

	2005	2004

Net earnings (loss) — reported	$(2,610)	$(247)
Stock-based compensation — reported	89	117
Stock-based compensation — pro forma(a)	(96)	(224)

Net earnings (loss) — pro forma	$(2,617)	$(354)

Basic earnings (loss) per common share:
Reported	$(6.02)	$(0.57)
Pro forma	$(6.03)	$(0.82)
Diluted earnings (loss) per common share:
Reported	$(6.02)	$(0.57)
Pro forma	$(6.03)	$(0.82)

(a)	Stock-based compensation — pro forma expense for both years ended December 31, 2005 and 2004 was net of tax of nil.

(w)  Recent accounting pronouncements

(i)	In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), to eliminate certain restrictions on passive derivative financial instruments that a qualifying special-purpose entity can hold. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Nortel will adopt the provisions of SFAS 155 on January 1, 2007. The implementation of SFAS 155 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(ii)	In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 simplifies the accounting for assets and liabilities arising from loan servicing contracts. SFAS 156 requires that servicing rights be valued initially at fair value and subsequently either (i) accounted for at fair value or (ii) amortized over the period of estimated net servicing income (loss), with an assessment for impairment or increased obligation each reporting period. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Nortel will adopt the provisions of SFAS 156 on January 1, 2007. The implementation of SFAS 156 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(iii)	In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 will be a two-step process, whereby (1) Nortel determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, Nortel would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. Nortel will adopt the provisions of FIN 48 on January 1, 2007. Nortel is currently in the process of assessing the impact of FIN 48. Based on Nortel’s preliminary analysis, it does not expect a significant adjustment to opening accumulated deficit as a result of the adoption of FIN 48. For additional information, see note 8.

(iv)	In June 2006, the EITF reached a consensus on EITF Issue No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 provides clarification surrounding the accounting for benefits in the form of compensated absences, whereby an employee is entitled to paid time off after working for a specified period of time. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. Nortel will adopt the provisions of EITF 06-2 on January 1, 2007. Nortel does not expect the adoption of EITF 06-2 to have a material impact on its results of operations and financial condition.

(v)	In June 2006, the EITF reached a consensus on EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides guidance on how taxes directly imposed on revenue producing transactions between a seller and customer that are remitted to governmental authorities should be presented in the income statement (i.e. gross versus net presentation). EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. Nortel will adopt the provisions of EITF 06-3 on January 1, 2007. Nortel does not expect the adoption of EITF 06-3 to have a material impact on the presentation of its results of operations and financial condition.

(vi)	In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value in U.S. GAAP and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Nortel plans to adopt the provisions of

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

SFAS 157 on January 1, 2008. Nortel is currently assessing the impact of the adoption of SFAS 157 on its results of operations and financial condition.

(vii)	In September 2006, the EITF reached a consensus on EITF Issue No. 06-1 “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider” (“EITF 06-1”). EITF 06-1 provides accounting guidance on the consideration given by a service provider to a manufacturer or reseller of specialized equipment for the reduction of the price of such equipment to an end-customer which is necessary for an end-customer to receive service from the service provider. EITF 06-1 is effective for fiscal years beginning after June 15, 2007. Nortel will adopt the provisions of EITF 06-1 on January 1, 2008. Nortel does not expect the adoption of EITF 06-1 to have a material impact on its results of operations and financial condition.

3.	Accounting changes

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

(b)  Implicit Variable Interests

In March 2005, the FASB issued FASB Staff Position (“FSP”), FIN No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP FIN 46R-5”). FSP FIN 46R-5 provides guidance for a reporting enterprise on determining whether it holds an implicit variable interest in VIEs or potential VIEs when specific conditions exist. This FSP became effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46. The adoption of FSP FIN 46R-5 had no material impact on Nortel’s results of operations and financial condition.

(c)  Accounting for Electronic Equipment Waste Obligations

In June 2005, the FASB issued FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP FAS 143-1”). FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment. FSP FAS 143-1, along with the EU Directive, effectively obligates a commercial user to accrue costs associated with the retirement of a specified asset that qualifies as historical waste equipment. FSP FAS 143-1 directs the commercial user to apply the provisions of FASB SFAS No. 143, “Accounting for Asset Retirement Obligations”, and the related FASB FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”, to an obligation associated with historical waste. FSP FAS 143-1 applies to the later of Nortel’s fiscal quarter ended June 30, 2005, or the date of the adoption of the law by the applicable EU-member country. In the second, third and fourth quarters of 2005, Nortel adopted FSP FAS 143-1 with respect to those EU-member countries that enacted the directive into country specific laws. The adoption of FSP FAS 143-1 did not have a material impact on Nortel’s results of operations and financial condition for the fiscal years ended December 31, 2006 and 2005. Due to the fact that certain EU-member countries have not yet enacted country-specific laws, Nortel cannot estimate the impact of applying this guidance in future periods.

(d)  The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments

As of January 1, 2006, Nortel adopted EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), re-titled FSP FAS 115-1 and FAS 124-1, “The Meaning of

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on Nortel’s results of operations and financial condition.

(e)  Inventory Costs

As of January 1, 2006, Nortel adopted SFAS No. 151, “Inventory Costs” (“SFAS 151”). The adoption of SFAS 151 did not have a material impact on Nortel’s results of operations and financial condition.

(f)  Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS 123 that have an impact Nortel, including the requirement to estimate employee forfeitures each period when recognizing compensation expense and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for Nortel as of January 1, 2006. Nortel previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003, in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (“SFAS 148”). SAB 107, “Share-Based Payment” (“SAB 107”), was issued by the SEC in March 2005 and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, Nortel recorded a gain of $9 or $0.02 per basic and diluted earnings (loss) per common share as a cumulative effect of an accounting change. There were no other material impacts on Nortel’s results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosure related to SFAS 123R, see note 19.

(g)  Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — an Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 also requires certain disclosures for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Nortel has adopted SFAS 154 as of January 1, 2006. The impact that the adoption of SFAS 154 will have on Nortel’s consolidated results of operations and financial condition will depend on the nature of future accounting changes adopted by Nortel and the nature of transitional guidance provided in future accounting pronouncements. As of December 31, 2006, Nortel adopted the provisions of SFAS 154 on Nortel’s results of operations and financial condition.

(h)  Accounting for Purchases and Sales of Inventory with the same Counterparty

As of April 1, 2006, Nortel adopted EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). The adoption of EITF 04-13 did not have a material impact on Nortel’s results of operations and financial condition.

(i)  Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)

As of July 1, 2006, Nortel adopted FSP FIN No. 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). The adoption of FSP FIN 46(R)-6 did not have a material impact on Nortel’s results of operations and financial condition.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(j)	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Nortel is required to initially recognize the funded status of its defined benefit pension and post-retirement plans, and to provide the required disclosures as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for Nortel for its fiscal year ending December 31, 2008. Nortel uses a measurement date of September 30 to measure plan assets and benefit obligations annually for the pension plans and other post-retirement benefit plans that make up the majority of plan assets and obligations. Based on the funded status of Nortel’s pension and post-retirement benefit plans as of the measurement date, the adoption of SFAS 158 has had the effect of increasing Nortel’s net liabilities for pension and post-retirement benefits and decreasing shareholders’ equity by approximately $142, net of taxes, as of December 31, 2006. For additional information on Nortel’s pension and post-retirement plans, see note 9.

(k)	SAB 108 An Interpretation by the SEC Regarding the Process of Quantifying Financial Statement Misstatements

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements” (“SAB 108”). There are two recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method previously used by Nortel, focuses primarily on the material impact of a misstatement on the statement of operations, which can lead to the accumulation of misstatements on the balance sheet that may become material to the balance sheet. The iron curtain method focuses primarily on the effect of correcting for the accumulated misstatements as at the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the statement of operations. SAB 108 requires quantification of financial statement misstatements under both the roll-over and iron curtain approaches, referred to as the “dual-approach”. SAB 108 permits companies to initially adopt its provisions by adjusting for the cumulative effect of misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of accumulated deficit. During the year of adoption, SAB 108 also provides the option of prospective correction of immaterial errors in previously reported quarterly financial statements, that would be reported as comparative information in future filings with the SEC. SAB 108 does not require financial statement reports previously filed with the SEC to be amended. SAB 108 became effective for Nortel’s fiscal year ended December 31, 2006. The provisions of SAB 108 had no material impact to Nortel’s results of operations and financial condition for the year ended December 31, 2006.

4.	Restatement of previously issued financial statements

In the course of the preparation of Nortel’s 2006 financial statements, management identified certain errors primarily through discussions with the Company’s North American pension and post-retirement actuaries and through its ongoing remediation efforts with respect to its material weakness related to revenue recognition and its other previously reported material weaknesses and other internal control deficiencies. As a result, Nortel has restated its consolidated balance sheet as of December 31, 2005 and consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the years ended December 31, 2005 and 2004. The adjustments relate to:

•	Pension and post-retirement benefits errors;
•	Revenue recognition errors;
•	A prior year tax error; and
•	Other errors.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The impact of the restatement to periods prior to 2004 was a net increase of $2 to opening accumulated deficit as of January 1, 2004, which was comprised of a decrease of $2, an increase of $22 and a decrease of $18 related to pension and post-retirement errors, revenue recognition errors and other errors, respectively; and a cumulative increase of $59 to accumulated other comprehensive loss related to the pension and post-retirement benefit errors discussed below. The following tables present the impact of the restatement on Nortel’s previously issued consolidated statements of operations for the years ended December 31, 2005 and 2004. The effects of the restatement on the consolidated balance sheet as of December 31, 2005 are shown following the discussion below.

Consolidated Statement of Operations for the year ended December 31, 2005

	As Previously
	Reported(a)	Adjustments	As Restated

Revenues:
Products	$9,349	$(11)	$9,338
Services	1,174	(3)	1,171

Total Revenues	10,523	(14)	10,509

Cost of revenues:
Products	5,576	14	5,590
Services	641	—	641

Total cost of revenues	6,217	14	6,231

Gross profit	4,306	(28)	4,278
Selling, general and administrative expense	2,413	16	2,429
Research and development expense	1,856	18	1,874
Amortization of intangibles	17	—	17
Special charges	170	(1)	169
(Gain) loss on sale of businesses and assets	47	—	47
Shareholder litigation settlement expense (recovery)	2,474	—	2,474

Operating earnings (loss)	(2,671)	(61)	(2,732)
Other income — net	303	(8)	295
Interest expense
Long-term debt	(207)	(2)	(209)
Other	(11)	1	(10)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(2,586)	(70)	(2,656)
Income tax benefit (expense)	56	25	81

	(2,530)	(45)	(2,575)
Minority interests — net of tax	(50)	11	(39)
Equity in net earnings (loss) of associated companies — net of tax	4	(1)	3

Net earnings (loss) from continuing operations	(2,576)	(35)	(2,611)
Net earnings from discontinued operations — net of tax	1	—	1

Net earnings (loss)	$(2,575)	$(35)	$(2,610)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(5.94)	$(0.08)	$(6.02)
— from discontinued operations	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(5.94)	$(0.08)	$(6.02)

(a)	Commencing in the third quarter of 2006, Nortel disclosed revenues and cost of revenues from both its products and services. Previous years have been updated to reflect this presentation change. Additionally, the earnings per share amounts have been updated to reflect the 1 for 10 share consolidation that was effective December 1, 2006.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statement of Operations for the year ended December 31, 2004

	As Previously
	Reported(a)	Adjustments	As Restated

Revenues:
Products	$8,548	$(37)	$8,511
Services	968	(1)	967

Total Revenues	9,516	(38)	9,478

Cost of revenues:
Products	5,055	(18)	5,037
Services	519	—	519

Total cost of revenues	5,574	(18)	5,556

Gross profit	3,942	(20)	3,922
Selling, general and administrative expense	2,133	13	2,146
Research and development expense	1,960	15	1,975
Amortization of intangibles	9	—	9
Special charges	181	—	181
(Gain) loss on sale of businesses and assets	(91)	—	(91)

Operating earnings (loss)	(250)	(48)	(298)
Other income — net	212	5	217
Interest expense
Long-term debt	(192)	—	(192)
Other	(10)	—	(10)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(240)	(43)	(283)
Income tax benefit (expense)	30	(10)	20

	(210)	(53)	(263)
Minority interests — net of tax	(46)	13	(33)

Net earnings (loss) from continuing operations	(256)	(40)	(296)
Net earnings from discontinued operations — net of tax	49	—	49

Net earnings (loss)	$(207)	$(40)	$(247)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.59)	$(0.09)	$(0.68)
— from discontinued operations	0.11	—	0.11

Basic and diluted earnings (loss) per common share	$(0.48)	$(0.09)	$(0.57)

(a)	Commencing in the third quarter of 2006, Nortel disclosed revenues and cost of revenues from both its products and services. Previous years have been updated to reflect this presentation change. Additionally, the earnings per share amounts have been updated to reflect the 1 for 10 share consolidation that was effective December 1, 2006.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the restatement adjustments to revenues, cost of revenues, and net earnings (loss).

	Revenues		Cost of revenues		Net earnings (loss)
	2005	2004	2005	2004	2005	2004

As previously reported	$10,523	$9,516	$6,217	$5,574	$(2,575)	$(207)
Adjustments:
Pension and post-retirement benefits errors	—	—	15	12	(48)	(40)
Revenue recognition errors	(14)	(38)	(2)	(26)	(9)	(9)
Prior period tax error	—	—	—	—	36	—
Other errors	—	—	1	(4)	(14)	9

As restated	$10,509	$9,478	$6,231	$5,556	$(2,610)	$(247)

Pension and post- retirement benefit errors:

As a result of the previously announced pension plan changes (see note 9 for additional details), third party actuarial firms retained by Nortel performed re-measurements of the U.S. and Canadian pension and post-retirement benefit plans in the third quarter of 2006, at which time one of the firms discovered potential errors (generally originating in the late 1990s) in the historical actuarial calculations they had originally performed for the U.S. pension plan assets. Throughout the fourth quarter of 2006 and into 2007, Nortel investigated these potential errors, including initiating a comprehensive review by Nortel and its third party actuaries of each of its significant pension and post-retirement benefit plans.

As a result, Nortel determined that the accounting for the U.S. pension plan contained a historical adjustment that overstated the actuarial calculation of the market-related value of assets, resulting in a cumulative understatement of pension expense which increased pension and post-retirement benefit expense by $24 for each of 2005 and 2004. In addition, Nortel discovered an error in the Canadian pension plan accounting related to the amortization of unrealized gains within the actuarial calculation of the market-related value of assets over a longer period than permitted under SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). This error resulted in a cumulative overstatement of pension expense resulting in a $16 and $19 increase in pension and post-retirement benefit expense for 2004 and 2005, respectively. Additionally, as a result of the comprehensive review, errors were identified in the U.S. post-retirement plan. The actuarial valuation omitted certain U.S. retirees in the calculation of post-retirement benefit obligations resulting in a $5 understatement of 2005 pension and post-retirement benefit expense.

The correction of the pension and post-retirement benefit errors, in aggregate, resulted in a net increase in pension and post-retirement benefit expense of $48 and $40 for the years ended December 31, 2005 and 2004, respectively. The $48 increase in pension and post-retirement benefit expense increased cost of revenues, SG&A, and R&D by $15, $16, and $17, respectively for the year ended December 31, 2005. The $40 increase in pension and post-retirement benefit expense increased cost of revenues, SG&A, and R&D by $12, $13, and $15, respectively for the year ended December 31, 2004. The net impact for periods prior to 2004 resulted in a cumulative $2 decrease in pension expense. As a result of the pension and post-retirement errors, Nortel recorded a cumulative $59 increase to other comprehensive loss as of January 1, 2004. The impact of the increase in 2004 and 2005 pension and post-retirement benefit expense, resulted in reductions to the minimum pension liability — net and other comprehensive income of $84 and $41 for 2004 and 2005, respectively.

Revenue recognition errors:

As a result of the significant ongoing remedial efforts to address Nortel’s internal control material weaknesses and other deficiencies, throughout 2006, Nortel identified a number of individually immaterial revenue recognition errors it has now corrected as a result of this restatement.

These errors related principally to complex arrangements with multiple deliverables in which the timing of revenue recognition was determined to be incorrect. For certain of Nortel’s multiple element arrangements where certain elements such as PCS, specified upgrade rights and/or non-essential hardware or software products or services remained undelivered, Nortel determined that the undelivered element could not be treated as a separate unit of accounting because fair value could not be established. Accordingly, Nortel should have deferred revenue, and related costs, until the earlier of the point in time that fair value of the undelivered element could be established or all the remaining elements have

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

been delivered. These corrections resulted in a reduction of revenue of $37 and $27 for 2005 and 2004, respectively, and a decrease to cost of revenues of $4 and $32 for 2005 and 2004, respectively.

Additionally, as part of this restatement, Nortel corrected other revenue recognition errors the most significant of which are described below.

Previous misapplication of SOP 81-1 resulted in errors in revenues recognized in an arrangement between 2003 and 2005. The misapplication related to the calculation of liquidated damages estimated to be incurred as a result of contractual commitments for network outages. Prior to the second quarter of 2006, Nortel estimated its liquidated damages based on a quarterly network outage estimate. In the second quarter of 2006, Nortel determined that it should have been recognizing product credits based on an estimate of the total expected outages for the arrangement. Nortel had previously corrected the resulting revenue errors in the second quarter of 2006 and, as a result of this restatement, has now recorded the correction in the appropriate periods, resulting in an increase in both revenue and gross profit of $16 for 2005 and decreases of $8 and $10 for 2004 and 2003, respectively.

During the fourth quarter of 2005, and throughout 2006, Nortel deferred revenue related to Enterprise products sold by LG-Nortel due to the fact that it believed that LG-Nortel had a practice of providing implicit PCS for which they did not have fair value. A subsequent detailed review of the Enterprise products sold by LG-Nortel led to a conclusion in the second half of 2006 that LG-Nortel did not have a practice of providing implicit PCS for certain Enterprise products. As a result, revenue should have been recognized upon delivery. Nortel has corrected these errors, resulting in an increase in 2005 revenues and cost of revenues of $10, and $6, respectively.

In 2004, Nortel entered into a software arrangement where the customer had the right to suspend payments until delivery of certain future products; therefore, the arrangement fee was not fixed or determinable. Pursuant to SOP 97-2, if at the outset of the arrangement the fee is not fixed or determinable, once all other revenue recognition criteria have been satisfied, revenue should be recognized as payments become due. Previously, the fee was recognized ratably over the term. Due to the lack of a fixed or determinable fee, the amount recognized ratably should have been capped at the amount that was due and payable from the customer. The correction of this error resulted in a decrease in each of 2004 revenues and gross profit of $5, and an increase in 2005 revenues and gross profit of $7.

An error related to the classification between inventories — net and other assets was identified in the fourth quarter of 2006. Nortel identified certain deferred costs that were classified as long-term and included in other assets but that related to arrangements where the associated deferred revenue was recorded as a current liability. Nortel has corrected this error and reclassified these deferred costs as a component of inventory — net, included in current assets. This correction resulted in an increase in inventory — net of $253, and a corresponding decrease of $253 in other assets as at December 31, 2005.

Prior year tax error:

Nortel incorrectly recorded a $36 tax expense in the fourth quarter of 2005 as a consequence of the comparison of tax returns to provisions for prior years. The error was discovered during an internal review of prior period tax returns, and as a result, Nortel’s fourth quarter 2005 tax expense has been restated to reflect the correction of this error, resulting in a $36 increase in the 2005 income tax benefit and a corresponding increase in the 2005 deferred tax asset.

Other errors:

Other errors relate primarily to foreign exchange, certain expenses and misclassifications in the statement of operations and resulted in an increase of $14 and a decrease of $9 to net loss for 2005 and 2004, respectively. The most significant items are discussed in detail below.

In the first quarter of 2006, Nortel identified a foreign exchange translation error in which incorrect foreign exchange rates had been used to record a specific revenue arrangement, resulting in an overstatement of other income — net in 2005 and an understatement in 2004. The correction was made initially in the first quarter of 2006, and, as a result of this restatement, has been recorded in the appropriate periods, resulting in a decrease to other income-net in 2005 of $6, and increases to other income — net in 2004 and 2003 of $3 and $10, respectively.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Nortel previously recorded the impact of a property tax assessment reduction of $6 to special charges in 2006 which related to 2005. As a result of this restatement, this error is being corrected and reported as a decrease to 2005 special charges with a corresponding decrease to the real estate restructuring provision. Additionally, Nortel corrected changes in real estate restructuring provisions related to properties in EMEA and severance provisions which related to 2005 but had previously been recorded in the first quarter of 2006. As a result of this restatement, these changes have been recorded in 2005 resulting in a $5 increase in 2005 special charges.

Prior to the fourth quarter of 2006, the preferred share dividends paid by NNL, including the related Canadian taxes, were included as a component of Nortel’s minority interest. Nortel has determined that these taxes should have been recorded as a component of income tax expense. As a result, Nortel has reclassified $11 from minority interest to income tax expense for each of 2005 and 2004.

In 2006, classification errors related to lease expenses were corrected and are now being reversed in the correct reporting periods. These errors involved lease costs that were originally recorded in other income — net and should have been charged to SG&A. The correction of the classification error resulted in an increase of $7 to SG&A for the first quarter of 2006, a reduction of $2 and $2 in 2005 and 2004, respectively, and the remaining correction of $3 to 2003 with offsetting adjustments to other income - net in each period.

Statements of cash flows

Nortel corrected an error related to the classification of cash attributable to an employee trust that should have been classified as restricted cash and cash equivalents. This balance sheet correction resulted in an increase in 2004 cash used in operating activities of $6 for 2004 and a $1 decrease in 2005 cash used in operating activities, with offsetting adjustments to cash flows used in investing activities.

Other than this error, there were no other errors in the cash flow statements for the years ended December 31, 2005 and 2004 other than conforming changes to the components of the reconciliation to net cash used in operating activities related to other restatement adjustments.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Balance sheet

The following table presents the impact of the restatement adjustments on Nortel’s previously reported consolidated balance sheet as of December 31, 2005.

Consolidated Balance Sheet as of December 31, 2005

	As Previously
	Reported	Adjustments	As Restated

ASSETS

Current assets
Cash and cash equivalents	$2,951	$—	$2,951
Restricted cash and cash equivalents	77	—	77
Accounts receivable — net	2,862	(36)	2,826
Inventories — net	1,804	276	2,080
Deferred income taxes — net	377	—	377
Other current assets	796	2	798

Total current assets	8,867	242	9,109
Investments	244	—	244
Plant and equipment — net	1,564	(4)	1,560
Goodwill	2,592	(6)	2,586
Intangible assets — net	172	—	172
Deferred income taxes — net	3,629	35	3,664
Other assets	1,044	(244)	800

Total assets	$18,112	$23	$18,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade and other accounts payable	$1,180	$1	$1,181
Payroll and benefit-related liabilities	801	2	803
Contractual liabilities	346	2	348
Restructuring liabilities	95	4	99
Other accrued liabilities	4,200	32	4,232
Long-term debt due within one year	1,446	—	1,446

Total current liabilities	8,068	41	8,109
Long-term debt	2,439	—	2,439
Deferred income taxes — net	104	—	104
Other liabilities	5,935	2	5,937

Total liabilities	16,546	43	16,589

Minority interests in subsidiary companies	780	3	783

SHAREHOLDERS’ EQUITY

Common shares, without par value	33,932	—	33,932
Additional paid-in capital	3,281	—	3,281
Accumulated deficit	(35,525)	(77)	(35,602)
Accumulated other comprehensive loss	(902)	54	(848)

Total shareholders’ equity	786	(23)	763

Total liabilities and shareholders’ equity	$18,112	$23	$18,135

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

5.	Consolidated financial statement details

The following consolidated financial statement details are presented as of December 31, 2006 and 2005 for the consolidated balance sheets and for each of the three years ended December 31, 2006 for the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Cost of revenues:

In August 2004, Nortel entered into a contract with Bharat Sanchar Nigam Limited (“BSNL”) to establish a wireless network in India. Nortel’s commitments for orders received as of December 31, 2006, 2005 and 2004 under this contract have resulted in estimated project losses in each of these years of approximately $7, $148 and $160, respectively, which were recorded as a charge to cost of revenues and accrued within contractual liabilities in the years ended December 31, 2006, 2005 and 2004.

Selling, general and administrative expense:

SG&A expense included bad debt (expense) recoveries of $(5), $10 and $118 in the years ended December 31, 2006, 2005 and 2004, respectively.

Research and development expense:

	2006	2005	2004

R&D expense	$1,939	$1,874	$1,975
R&D costs incurred on behalf of others(a)	16	28	40

Total	$1,955	$1,902	$2,015

(a)	These costs included R&D costs charged to customers of Nortel pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Shareholder litigation settlement

Nortel recorded a recovery of $219 and an expense of $2,474 for the years ended December 31, 2006 and 2005, respectively, related to an agreement to settle certain shareholder class action litigation. For additional information see note 21.

Other income — net:

	2006	2005	2004

Interest and dividend income	$140	$115	$92
Gain (loss) on sale or write down of investments	(6)	67	19
Currency exchange gains (losses)	(12)	59	65
Other — net	90	54	41

Other income — net	$212	$295	$217

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Consolidated balance sheets

Accounts receivable — net:

	2006	2005

Trade receivables	$2,464	$2,276
Notes receivable	7	87
Contracts in process	402	603

	2,873	2,966
Less: provision for doubtful accounts	(88)	(140)

Accounts receivable — net	$2,785	$2,826

Inventories — net:

	2006	2005

Raw materials	$725	$781
Work in process	11	50
Finished goods	727	817
Deferred costs	1,952	2,048

	3,415	3,696
Less: provision for inventory	(1,007)	(1,043)

Inventories — net	2,408	2,653
Less: long-term deferred costs(a)	(419)	(573)

Current inventories — net	$1,989	$2,080

(a)	Long-term portion of deferred costs is included in other assets.

Other current assets:

	2006	2005

Prepaid expenses	$175	$203
Income taxes recoverable	64	68
Other	503	527

Other current assets	$742	$798

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Plant and equipment — net:

	2006	2005

Cost:
Land	$35	$45
Buildings	1,185	1,261
Machinery and equipment	2,048	2,191
Capital lease assets	215	213
Sale lease-back assets	92	80

	3,575	3,790

Less accumulated depreciation:
Buildings	(444)	(454)
Machinery and equipment	(1,488)	(1,681)
Capital lease assets	(96)	(78)
Sale lease-back assets	(17)	(17)

	(2,045)	(2,230)

Plant and equipment — net(a)	$1,530	$1,560

(a)	Includes assets held for sale with a carrying value of $52 and $136 as of December 31, 2006 and 2005, respectively, related to owned facilities that were being actively marketed for sale. These assets were written down in the current and previous periods to their estimated fair values less estimated costs to sell. The write downs were included in special charges. Nortel expects to dispose of all of these assets held for sale during 2007.

Goodwill:

The following table outlines goodwill by reportable segment:

		Mobility and
		Converged	Metro
	Enterprise	Core	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

Balance — as of December 31, 2004	$413	$174	$782	$934	$—	$2,303
Change:
Additions	110	20	14	23	175	342
Disposals	(8)	—	(14)	(16)	—	(38)
Foreign exchange	(3)	(4)	(4)	(6)	(4)	(21)

Balance — as of December 31, 2005	$512	$190	$778	$935	$171	$2,586
Change:
Additions(a)	9	—	16	18	—	43
Disposals(b)	(9)	(11)	(17)	(19)	—	(56)
Foreign exchange	3	4	4	4	—	15
Other	(7)	(18)	(13)	(21)	—	(59	)(c)

Balance — as of December 31, 2006	$508	$165	$768	$917	$171	$2,529

(a)	The addition of $43 relates to the goodwill acquired as a result of the acquisition of Tasman Networks, Inc. (“Tasman Networks”) in the first quarter of 2006. See note 10 for additional information.
(b)	Includes a disposal of $42 related to the transfer of Nortel’s Calgary manufacturing plant assets to Flextronics International Ltd. (“Flextronics”) in the second quarter of 2006. See note 10 for additional information.
(c)	Primarily relates to reclassifications in goodwill previously recorded as a result of the finalization of the purchase price allocation for Nortel Government Solutions Incorporated (formerly PEC Solutions Inc.) (“NGS”), and LG-Nortel Co. Ltd. (“LG-Nortel”). See note 10 for additional information.

Due to the changes in operating segments and reporting segments in the first and third quarters of 2006 as described in note 6, a triggering event occurred requiring a goodwill impairment test in each of the first and third quarters of 2006 in

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Nortel performed these tests and concluded that there was no impairment.

Intangible assets:

	2006	2005

Cost:
Other intangible assets(a)	$307	$164
Less accumulated amortization:
Other intangible assets	(66)	(29)

Other intangible assets — net	241	135
Pension intangible assets — net	—	37

Intangible assets — net(b)	$241	$172

(a)	Other intangible assets are being amortized over a weighted-average period of approximately eight years ending in 2014. Amortization expense for the next five years commencing in 2007 is expected to be $55, $46, $41, $35 and $21, respectively. The majority of amortization expense is denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.
(b)	The increase related primarily to intangible assets acquired through various business acquisitions. See note 10.

The amortization expense recorded for intangible assets was $26, $17 and $9 for the years ended December 31, 2006, 2005 and 2004, respectively.

Other accrued liabilities:

	2006	2005

Outsourcing and selling, general and administrative related provisions	$400	$298
Customer deposits	78	38
Product related provisions	93	51
Warranty provisions (note 13)	217	206
Deferred revenue	1,127	1,275
Miscellaneous taxes	75	61
Income taxes payable	72	77
Interest payable	114	67
Advance billings in excess of revenues recognized to date on contracts(a)	1,352	1,229
Shareholder litigation settlement provision (note 21)	814	804
Other	261	126

Other accrued liabilities	$4,603	$4,232

(a)	Includes amounts which may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	2006	2005

Pension benefit liabilities	$1,965	$1,533
Post-employment and post-retirement benefit liabilities	794	936
Restructuring liabilities (note 7)	177	198
Deferred revenue	919	1,081
Shareholder litigation settlement provision (note 21)	1,680	1,899
Other long-term provisions	275	290

Other liabilities	$5,810	$5,937

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Minority interests in subsidiary companies:

	2006	2005

Preferred shares of NNL (Authorized: unlimited number of Class A and Class B)
Series 5, issued November 26, 1996 for consideration of Canadian $400(a)	$294	$294
Series 7, issued November 28, 1997 for consideration of Canadian $350(b)	242	242
Other(c)	243	247

Minority interests in subsidiary companies	$779	$783

(a)	As of December 31, 2006 and 2005, 16 million Class A Series 5 preferred shares were outstanding. Since December 1, 2001, holders of Series 5 preferred shares are entitled to, if declared, a monthly floating cumulative preferential cash dividend based on Canadian prime rates.
(b)	As of December 31, 2006 and 2005, 14 million Class A Series 7 preferred shares were outstanding. Since December 1, 2002, holders of the Series 7 preferred shares are entitled to, if declared, a monthly floating non-cumulative preferential cash dividend based on Canadian prime rates.
(c)	Other includes minority interests in joint ventures primarily in Europe and Asia.

Consolidated statements of cash flows

Change in operating assets and liabilities:

	2006	2005	2004

Accounts receivable — net	$51	$(280)	$(16)
Inventories — net	(42)	285	(241)
Deferred costs	97	(538)	(536)
Income taxes	(20)	(58)	(63)
Accounts payable	(79)	189	94
Payroll, accrued and contractual liabilities	(257)	213	(664)
Deferred revenue	(229)	161	573
Advance billings	120	102	331
Restructuring liabilities	(21)	(149)	(57)
Other	(69)	(142)	(104)

Change in operating assets and liabilities	$(449)	$(217)	$(683)

Cash and cash equivalents:

	2006	2005	2004

Cash on hand and balances with banks	$748	$767	$773
Short-term investments	2,744	2,184	2,912

Cash and cash equivalents at end of year	$3,492	$2,951	$3,685

Acquisitions of investments and businesses — net of cash acquired:

	2006	2005	2004

Cash acquired	$(1)	$(26)	$(6)
Total net assets acquired other than cash	(146)	(651)	(5)

Total purchase price	(147)	(677)	(11)
Less:
Cash acquired	1	26	6

Acquisitions of investments and businesses — net of cash acquired	$(146)	$(651)	$(5)

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Interest and taxes paid (recovered):

	2006	2005	2004

Cash interest paid	$241	$203	$189
Cash taxes paid	$43	$48	$40

6.	Segment information

General description

Commencing in the first quarter of 2006, Nortel’s operations were modified into two product groups: (i) Enterprise Solutions and Packet Networks (“ESPN”), which combined Nortel’s optical networking solutions, data networking and security solutions, and enterprise circuit and packet voice solutions into a unified product group; and (ii) Mobility and Converged Core Networks (“MCCN”), which combined Nortel’s Code Division Multiple Access (“CDMA”) solutions and Global Systems for Mobile communications (“GSM”) and Universal Mobile Telecommunications Systems (“UMTS”) solutions and its carrier circuit and packet voice solutions into a unified product group. In the third quarter of 2006, Nortel further changed the way its operations were organized, with the creation of a new product group, Metro Ethernet Networks (“MEN”), which combines optical networking solutions and the carrier portion of data networking solutions previously included in the ESPN segment. In addition, Nortel established Global Services (“GS”), an operating segment focused on providing a broad range of services and solutions to Nortel’s carrier and enterprise customers.

These organizational changes resulted in changes to Nortel’s reportable segments. Commencing in the third quarter of 2006, MCCN, Enterprise Solutions (“ES”), MEN and GS form Nortel’s reportable segments and are described below. Prior year results have been recast to conform to current segment presentation.

•	MCCN provides mobility networking solutions using (i) CDMA solutions and GSM and UMTS solutions and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end-users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants, laptops and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end-user to be connected and identified when not in a fixed location and to roam globally. In addition, Nortel’s carrier circuit and packet voice solutions provide a broad range of voice solutions to its service provider customers for business and residential subscribers, including local, toll, long-distance and international gateway capabilities using either circuit or packet-based switching technologies. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers. On December 4, 2006, Nortel entered into an agreement for the sale of certain assets and the transfer of certain liabilities related to its UMTS access business to Alcatel-Lucent. The sale was completed on December 31, 2006. See note 10 for additional information.

•	ES provides solutions to enterprise customers using (i) enterprise circuit and packet voice solutions, (ii) data networking and security solutions, which supply data, voice and multi-media communications solutions to Nortel’s enterprise customers, and (iii) software solutions for multi-media messaging, conferencing and call centers. Nortel’s solutions for enterprises are used to build new networks and transform their existing communications networks, into packet-based networks supporting data, voice and multi-media communications. Nortel’s ES customers consist of a broad range of enterprises around the world, including large businesses at their headquarters, data centers, call centers and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•	MEN combines Nortel’s optical networking solutions and the carrier portion of its data networking solutions, to transform its carrier and large enterprise customers’ networks to be more scalable and reliable for the high speed delivery of diverse multi-media communications services. By combining Nortel’s optical expertise and data knowledge, Nortel creates solutions that help service providers and enterprises better manage increasing bandwidth demands. Nortel believes that ethernet technology is particularly suited to these solutions and is integrating ethernet with Nortel’s optical technology. In addition to increased capacity and lower cost per bit, Nortel differentiates its MEN products on the basis of being able to deliver carrier-grade reliability. The metropolitan, or metro, network is a key focus area as bandwidth demands are increasing as a result of the growth of network based broadcast and on-

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

demand video delivery, wireless “backhaul” for a variety of data services including video as well as traditional business, internet, private line and voice services. MEN serves the long haul optical market using common products and technologies from the metro optical market. MEN also serves high performance, mission critical enterprise networks.

•	GS provides a broad range of services to address the requirements of Nortel’s carrier and enterprise customers throughout the entire lifecycle of their networks. The GS portfolio is organized into four main service product groups: (i) network implementation services, including network integration, planning, installation, optimization and security services, (ii) network support services, including technical support, hardware maintenance, equipment spares logistics and on-site engineers, (iii) network managed services, including services related to the monitoring and management of customer networks and providing a range of network managed service options and (iv) network application services, including applications development, integration and web services. Nortel’s GS market mirrors that of its carrier and enterprise markets along with a broad range of customers in all geographic regions where Nortel conducts business, including small and medium-sized businesses, to large global enterprises and all levels of government. Revenues from network implementation services including network planning, engineering and installation are generally bundled with product sales and are not currently included in the revenues of GS.

Other miscellaneous business activities and corporate functions including the operating results from the acquisition of NGS do not meet the quantitative criteria to be disclosed separately as reportable segments and have been reported in “Other”. Costs associated with shared services and other corporate costs are allocated to Nortel’s reportable segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to Nortel’s corporate compliance, interest attributable to its long-term debt and other non-operational activities, and are included in “Other”.

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

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Segments

The following tables set forth information by segment for the years ended December 31:

	2006	2005	2004

Revenues
Mobility and Converged Core Networks	$5,922	$5,680	$5,237
Enterprise Solutions	2,340	2,105	1,943
Metro Ethernet Networks	1,670	1,408	1,158
Global Services	1,242	1,170	1,129

Total reportable segments	11,174	10,363	9,467
Other	244	146	11

Total revenues	$11,418	$10,509	$9,478

Management EBT
Mobility and Converged Core Networks	$517	$504	$269
Enterprise Solutions	(75)	93	59
Metro Ethernet Networks	34	(102)	(336)
Global Services	333	354	329

Total reportable segments	809	849	321
Other	(1,002)	(834)	(538)

Total Management EBT	(193)	15	(217)

Amortization of intangibles	(26)	(17)	(9)
In-process research and development expense	(22)	—	—
Special charges	(105)	(169)	(181)
Gain (loss) on sale of businesses and assets	206	(47)	91
Shareholder litigation settlement (expense) recovery	219	(2,474)	—
Income tax benefit (expense)	(60)	81	20

Net earnings (loss) from continuing operations	$19	$(2,611)	$(296)

Product and service revenues

The following table sets forth external revenues by product and service for the years ended December 31:

	2006	2005	2004

CDMA solutions	$2,512	$2,181	$2,103
GSM and UMTS solutions	2,413	2,615	2,203
Circuit and packet voice solutions	2,625	2,361	2,240
Optical networking solutions	1,186	1,008	805
Data networking and security solutions	1,196	1,028	987
Global services	1,242	1,170	1,129
Other	244	146	11

Total	$11,418	$10,509	$9,478

During the year ended December 31, 2006, Nortel had one customer, Verizon Communications Inc., which generated revenues of approximately $1,416 or 12.4% of total consolidated revenues. The revenues did not relate specifically to one of Nortel’s reportable segments, but rather were generated throughout all of Nortel’s reportable segments. For the years ended December 31, 2005 and 2004, no customer generated revenues greater than 10 percent of consolidated revenues.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Geographic information

The following table sets forth external revenues by geographic region based on the location of the customer for the years ended December 31:

	2006	2005	2004

U.S.	$5,092	$5,203	$4,645
Europe, Middle East and Africa (“EMEA”)	3,239	2,704	2,483
Canada	720	571	552
Asia	1,736	1,422	1,238
CALA	631	609	560

Total	$11,418	$10,509	$9,478

Long-lived assets

The following table sets forth long-lived assets representing plant and equipment — net, goodwill and other intangible assets — net by geographic region as of December 31:

	2006	2005

U.S.	$2,940	$2,917
EMEA	428	474
Canada	627	700
Other regions(a)	305	227

Total	$4,300	$4,318

(a)	The Asia and CALA regions.

7.	Special charges

During the second quarter of 2006, in an effort to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that includes workforce reductions of approximately 1,900 employees (the “2006 Restructuring Plan”). The workforce reductions are expected to include approximately 350 middle management positions throughout the company, with the balance of the workforce reductions to primarily occur in the U.S. and Canada and span all of Nortel’s segments. Nortel estimates the total charges to earnings and cash associated with the 2006 Restructuring Plan will be approximately $100, to be expensed over fiscal 2006 and 2007, of which $68 were incurred in 2006.

In the third quarter of 2004, Nortel announced a strategic work plan that involves focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments (the “2004 Restructuring Plan”). Nortel estimates that aggregate charges to earnings associated with the 2004 Restructuring Plan will be approximately $410, comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. Approximately $365 of the aggregate charges relating to the 2004 Restructuring Plan has been incurred as of December 31, 2006. Substantially all of the charges with respect to the workforce reductions have been incurred, with the remainder of the charges relating to ongoing lease costs related to impacted real estate facilities related to the 2004 Restructuring Plan are to be substantially incurred by the end of 2018.

During 2001, Nortel implemented a work plan to streamline operations and activities around core markets and leadership strategies (the “2001 Restructuring Plan”). Under the 2001 Restructuring Plan, as described below, activities were initiated in 2003 to exit certain leased facilities and leases for assets no longer used across all segments. The liabilities associated with these activities were measured at fair value and recognized under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2006, 2005 and 2004, Nortel continued to implement these restructuring work plans. Special charges recorded from January 1, 2004 to December 31, 2006 were as follows:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2006 Restructuring Plan
Provision balance as of January 1, 2006	$—	$—	$—	$—
Other special charges	68	—	1	69
Revisions to prior accruals	(1)	—	—	(1)
Cash drawdowns	(28)	—	—	(28)
Non-cash drawdowns	—	—	(1)	(1)
Foreign exchange and other adjustments	(1)	—	—	(1)

Provision balance as of December 31, 2006	$38	$—	$—	$38

2004 Restructuring Plan
Provision balance as of January 1, 2004	$—	$—	$—	$—
Other special charges	163	—	2	165
Cash drawdowns	(38)	—	—	(38)
Non-cash drawdowns	—	—	(2)	(2)
Foreign exchange and other adjustments	(1)	—	—	(1)

Provision balance as of December 31, 2004	$124	$—	$—	$124

Other special charges	$68	$72	$30	$170
Revisions to prior accruals	2	7	1	10
Cash drawdowns	(167)	(13)	—	(180)
Non-cash drawdowns	—	—	(30)	(30)
Foreign exchange and other adjustments	(4)	(4)	(1)	(9)

Provision balance as of December 31, 2005	$23	$62	$—	$85

Other special charges	$—	$—	$—	$—
Revisions to prior accruals	(1)	8	13	20
Cash drawdowns	(21)	(21)	—	(42)
Non-cash drawdowns	—	—	(13)	(13)
Foreign exchange and other adjustments	2	4	—	6

Provision balance as of December 31, 2006	$3	$53	$—	$56

2001 Restructuring Plan
Provision balance as of January 1, 2004	$66	$460	$—	$526
Other special charges	7	—	—	7
Revisions to prior accruals	(4)	13	—	9
Cash drawdowns	(49)	(167)	—	(216)
Non-cash drawdowns	(4)	—	—	(4)
Foreign exchange and other adjustments	(1)	18	—	17

Provision balance as of December 31, 2004	$15	$324	$—	$339

Revisions to prior accruals	$(5)	$(3)	$(3)	$(11)
Cash drawdowns	(6)	(107)	—	(113)
Non-cash drawdowns	—	—	3	3
Foreign exchange and other adjustments	(1)	(5)	—	(6)

Provision balance as of December 31, 2005	$3	$209	$—	$212

Other special charges	—	—	—	—
Revisions to prior accruals	$1	$16	$—	$17
Cash drawdowns	(1)	(53)	—	(54)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	(1)	6	—	5

Provision balance as of December 31, 2006	$2	$178	$—	$180

Total provision balance as of December 31, 2006(a)	$43	$231	$—	$274

(a)	As of December 31, 2006 and 2005, the short-term provision balances were $97 and $99, respectively, and the long-term provision balances were $177 and $198, respectively.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the total special charges incurred for each of Nortel’s restructuring plans:

	2006	2005	2004	Total

Special Charges by Restructuring Plan:
2006 Restructuring Plan	$68	$—	$—	$68
2004 Restructuring Plan	20	180	165	365
2001 Restructuring Plan	17	(11)	16	22

Total	$105	$169	$181	$455

Regular full-time (“RFT”) employee notifications resulting in special charges for all three restructuring plans were as follows:

	Employees (approximate)
	Direct(a)	Indirect(b)	Total

RFT employee notifications by period:
During 2004	200	1,700	1,900
During 2005	61	893	954
During 2006	22	520	542

RFT employee notifications for the three years ended December 31, 2006	283	3,113	3,396

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel’s products.
(b)	Indirect employees included employees performing manufacturing, management, sales, marketing, research and development and administrative activities.

2006 Restructuring Plan

Year ended December 31, 2006

For the year ended December 31, 2006, Nortel recorded special charges of $68 related to severance and benefit costs associated with a workforce reduction of approximately 910 employees, of which 542 were notified of termination during the year ended December 31, 2006. The workforce reduction was primarily in the U.S. and Canada and extended across all of Nortel’s segments, with the majority of the reductions occurring in the MCCN and ES business segments. The remaining provision is expected to be substantially drawn down by the end of 2007.

2006 Restructuring Plan — by Segment

The following table outlines special charges incurred by segment related to the 2006 Restructuring Plan for the year ended December 31, 2006:

		Plant and
	Workforce	Equipment
	Reduction	Write Downs	Total

2006 Restructuring Plan
Mobility and Converged Core Networks	$37	$1	$38
Enterprise Solutions	14	—	14
Metro Ethernet Networks	7	—	7
Global Services	3	—	3
Other	6	—	6

Total special charges for the year ended December 31, 2006	$67	$1	$68

2004 Restructuring Plan

Year ended December 31, 2006

During the year ended December 31, 2006, Nortel recorded revisions of $20 related to prior accruals.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Contract settlement and lease costs included revisions to prior accruals of $8 for the year ended December 31, 2006, and consisted of negotiated settlements to cancel or renegotiate contracts, and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required. These revisions occurred primarily in the U.S. and EMEA and primarily in the MCCN segment. The lease costs component, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and any termination penalties. During the year ended December 31, 2006, the provision balance for workforce reduction and contract settlement and lease costs was drawn down by cash payments of $21 and $21, respectively. The remaining provision, net of approximately $34 in estimated sublease income, is expected to be substantially drawn down by the end of 2018.

Year ended December 31, 2005

Workforce reduction charges of $70 including revisions to prior accruals of $2 were related to severance and benefit costs associated with 954 employees notified of termination during the year ended December 31, 2005. The workforce reduction was primarily in the U.S., Canada and EMEA, and extended across all of Nortel’s segments.

Contract settlement and lease costs of $79 included revisions to prior accruals of $7 and consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and EMEA and in the MCCN and ES segments. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties.

Plant and equipment charges of $31 were related to current period write downs to fair value less costs to sell owned facilities and plant and manufacturing related equipment.

Year ended December 31, 2004

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

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

2004 Restructuring Plan — by Segment

The following table outlines special charges incurred by segment for each of the three years ended December 31:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2004 Restructuring Plan
Mobility and Converged Core Networks	$(1)	$4	$6	$9
Enterprise Solutions	—	1	2	3
Metro Ethernet Networks	—	3	5	8
Global Services	—	—	—	—
Other	—	—	—	—

Total special charges for the year ended December 31, 2006	$(1)	$8	$13	$20

Mobility and Converged Core Networks	$49	$53	$22	$124
Enterprise Solutions	9	12	6	27
Metro Ethernet Networks	10	12	2	24
Global Services	2	2	1	5
Other	—	—	—	—

Total special charges for the year ended December 31, 2005	$70	$79	$31	$180

Mobility and Converged Core Networks	$108	$—	$2	$110
Enterprise Solutions	14	—	—	14
Metro Ethernet Networks	29	—	—	29
Global Services	—	—	—	—
Other	12	—	—	12

Total special charges for the year ended December 31, 2004	$163	$—	$2	$165

2001 Restructuring Plan

Year ended December 31, 2006

During the year ended December 31, 2006, Nortel recorded revisions of $16 for contract settlements and lease costs. The remaining provision, net of approximately $144 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Year ended December 31, 2005

Revisions of $(3) were recorded during the period related to prior contract settlement and lease costs. The provision balance for contract settlement and lease costs was drawn down by cash payments of $107. The remaining provision, net of approximately $183 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

No new plant and equipment charges were incurred during 2005. Revisions of $(3) to prior write downs of assets held for sale related primarily to adjustments to original plans or estimated amounts for certain facility closures.

Year ended December 31, 2004

Workforce reduction charges of $7 were related to severance and benefit costs associated with approximately 80 employees notified of termination. The workforce reduction occurred in Canada and related entirely to the MCCN segment.

No new contract settlement and lease costs were incurred during 2004. Revisions to prior accruals of $13 resulted primarily from changes in estimates for sublease income and costs to vacate certain properties, across all segments.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

2001 Restructuring Plan — by Segment

The following table outlines special charges incurred by segment for each of the three years ended December 31:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2001 Restructuring Plan
Mobility and Converged Core Networks	$1	$11	$—	$12
Enterprise Solutions	—	3	—	3
Metro Ethernet Networks	—	2	—	2
Global Services	—	—	—	—

Total special charges for the year ended December 31, 2006	$1	$16	$—	$17

Mobility and Converged Core Networks	$(3)	$(2)	$4	$(1)
Enterprise Solutions	(2)	(1)	1	(2)
Metro Ethernet Networks	—	—	(8)	(8)
Global Services	—	—	—	—

Total special charges for the year ended December 31, 2005	$(5)	$(3)	$(3)	$(11)

Mobility and Converged Core Networks	$2	$9	$—	$11
Enterprise Solutions	1	2	—	3
Metro Ethernet Networks	—	1	—	1
Global Services	—	1	—	1

Total special charges for the year ended December 31, 2004	$3	$13	$—	$16

As described in note 6, segment Management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

8.	Income taxes

As of December 31, 2006, Nortel’s net deferred tax assets were $4,042, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carry forwards and tax credit carry forwards.

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

Nortel is subject to ongoing examinations by certain tax authorities of the jurisdictions in which it operates. Nortel regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the amount of $71 for the taxation years of 1999 and 2000. In addition, the tax authorities in France commenced negotiations to settle the proposed assessments in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to taxable income of approximately $1,099, additional income tax liabilities of $43 inclusive of interest as well as certain adjustments to withholding and other taxes of approximately $72 plus applicable interest and penalties. Nortel made an offer of settlement to the French tax authorities, which was significantly less than the assessed amount, for the purpose of accelerating the settlement process to either the courts or competent authority proceedings under the Canada-France tax treaty. Nortel believes that it has adequately provided for tax adjustments that are probable as a result of any ongoing or future examinations.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Nortel had previously entered into Advance Pricing Arrangements (each an “APA”) with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities of the U.S., Canada and the U.K. that applied to the taxation years beginning in 2001. The APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangements. Nortel continues to monitor the progress of these negotiations, however Nortel is not a party to these negotiations. Nortel has applied the transfer pricing methodology proposed in the APA requests in preparing its tax returns and accounts beginning in 2001.

Nortel has requested that the APAs apply to the 2001 through 2005 taxation years. Nortel is currently in discussions with the tax authorities regarding the application of the APAs to the 2006 taxation year. Nortel continues to apply the transfer pricing methodology proposed in the APAs to its current year financial statements and intends to file its 2006 corporate income tax returns consistent with the methodology described in its APA requests.

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

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (expense) included in the consolidated statements of operations for each of the years ended December 31:

	2006	2005	2004

Income taxes at Canadian rates (2006 — 34%, 2005 — 34.5%, 2004 — 33.3%)	$(48)	$916	$94
Difference between Canadian rates and rates applicable to subsidiaries in the U.S. and other jurisdictions	2	34	(2)
Valuation allowances on tax benefits	(883)	(163)	(204)
Utilization of losses	36	18	2
Tax benefit of investment tax credits, net of valuation allowance	47	39	43
Shareholder litigation settlement	749	(854)	—
Adjustments to provisions and reserves	(2)	141	25
Foreign withholding and other taxes	(28)	(23)	(24)
Corporate minimum taxes	(3)	(14)	(8)
Impact of non-taxable/(non-deductible) items and other differences	70	(13)	94

Income tax benefit (expense)	$(60)	$81	$20

Details of Nortel’s income (loss):
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies:
Canadian, excluding gain (loss) on sale of businesses and assets	$(434)	$(2,652)	$(318)
U.S. and other, excluding gain (loss) on sale of businesses and assets	369	43	(56)
Gain (loss) on sale of businesses and assets	206	(47)	91

	$141	$(2,656)	$(283)

Income tax benefit (expense):
Canadian, excluding gain (loss) on sale of businesses and assets	$16	$10	$5
U.S. and other, excluding gain (loss) on sale of businesses and assets	(73)	71	15
Gain (loss) on sale of businesses and assets	(3)	—	—

	$(60)	$81	$20

Income tax benefit (expense):
Current	$(29)	$(35)	$(27)
Deferred	(31)	116	47

Income tax benefit (expense)	$(60)	$81	$20

Details of movement in valuation allowance
Opening Valuation Allowance	$(3,429)	$(3,718)	$(3,441)
Amounts charged to income tax benefit (expense)	(847)	(148)	(202)
Amounts charged to other comprehensive loss	66	(58)	(32)
Other (additions)/ deductions(a)	(221)	495	(43)

Closing Valuation Allowance	$(4,431)	$(3,429)	$(3,718)

(a)	Other additions and deductions represent the net impacts of foreign exchange, deferred tax assets that expired during the period, tax rate changes, and tax return and other adjustments.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table shows the significant components included in deferred income taxes as of December 31:

	2006	2005

Assets:
Tax benefit of loss carryforwards	$4,609	$4,486
Investment tax credits, net of deferred tax liability	1,358	1,174
Provisions and reserves	750	786
Post-retirement benefits other than pensions	288	306
Plant and equipment	216	96
Pension plan liabilities	622	610
Deferred compensation	153	256
Shareholder lawsuit settlement	749	—

	8,745	7,714
Valuation allowance	(4,431)	(3,429)

	4,314	4,285

Liabilities:
Provisions and reserves	104	108
Plant and equipment	35	34
Unrealized foreign exchange and other	133	206

	272	348

Net deferred income tax assets	$4,042	$3,937

Nortel recorded no tax benefit in 2005 relating to the shareholder litigation settlement (see note 21) since at that time, the determination of the amount of the settlement that was deductible for income tax purposes could not be reasonably determined as the definitive agreements in respect of the settlement were not concluded. Such agreements were concluded in 2006, and although there continues to be some uncertainty as to the full extent of deductibility of the settlement amount, Nortel has included the full shareholder settlement expense in its components of deferred tax assets at December 31, 2006. Nortel has, however, provided a full valuation allowance against this asset since there is some uncertainty as to whether Nortel can generate sufficient profits in future years to sustain this benefit.

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

Nortel is in the process of amending a number of previously filed tax returns as a result of the restatements of our financial statements. While most of the significant unamended tax returns reflected tax losses and Nortel does not expect any material impact to either tax expense or deferred tax liabilities, Nortel’s Canadian provincial tax returns could result in an additional expense, when completed. Additionally, tax credit carryforward amounts of approximately $300 in respect of the 1994 through to 1996 taxation years have expired, and are not included in the deferred tax assets as of December 31, 2006. Nortel can restore a significant amount of the deferred tax assets by executing a certain tax planning strategy that involves filing amended tax returns.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2006, Nortel had the following net operating and capital loss carryforwards and tax credits which are scheduled to expire in the following years:

	Net
	Operating	Capital	Tax
	Losses	Losses(a)	Credits(b)	Total

2006 - 2008	$65	$8	$236	$309
2009 - 2011	2,133	—	674	2,807
2012 - 2018	640	7	393	1,040
2019 - 2026	3,154	—	393	3,547
Indefinitely	2,547	4,970	—	7,517

	$8,539	$4,985	$1,696	$15,220

(a)	The capital losses related primarily to the United Kingdom (“U.K.”) and may only be used to offset future capital gains. Nortel has recorded a full valuation allowance against this future tax benefit.
(b)	Global investment tax credits of $47, $39 and $43 have been applied against the income tax provision in 2006, 2005 and 2004, respectively. Unused tax credits can be utilized to offset deferred taxes payable primarily in Canada.

9.	Employee benefit plans

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

In the second quarter of 2006, Nortel announced changes to its North American pension and post-retirement plans effective January 1, 2008. Nortel will reallocate employees currently enrolled in its defined benefit pension plans to defined contribution plans. In addition, Nortel will eliminate post-retirement healthcare benefits for employees who are not age 50 with five years of service as of July 1, 2006. As a result of these changes Nortel re-measured its pension and post-retirement benefit obligations related to its North American plans as of the date its Board of Directors approved such changes and recorded the impacts of this re-measurement in the third quarter of 2006 in accordance with SFAS 88 and SFAS 106. Plan changes approved by Nortel’s Board of Directors and changes to key assumptions as a result of the re-measurement resulted in a curtailment gain of approximately $34 for both the pension and post-retirement benefit plans. In addition, Nortel was required to adjust the minimum pension liability for certain plans, representing the amount by which the accumulated benefit obligation less the fair value of the plan assets was greater than the recorded liability. The

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

effect of this adjustment and the related foreign currency translation adjustment was to decrease accumulated other comprehensive loss (before tax) by $198, decrease intangible assets by $14 and decrease pension liabilities by $212.

For the year end measurement, the impact of changes in discount rates and other accounting assumptions more than offset the favorable impacts of strong pension asset returns and the contributions made by Nortel. As a result, Nortel was required to adjust the minimum pension liability for certain plans, representing the amount by which the accumulated benefit obligation less the fair value of the plan assets was greater than the recorded liability. The effect of this adjustment and the related foreign currency translation adjustment was to increase accumulated other comprehensive loss (before tax) by $68, decrease intangible assets by $4 and increase pension liabilities by $64.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Nortel is required to initially recognize the funded status of its defined benefit pension and post-retirement plans and to provide the required disclosures as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for Nortel for its fiscal year ending December 31, 2008.

The effect of the initial adoption of SFAS 158 was as follows:

	Before		After
	Application		Application
	of SFAS 158	Adjustment	of SFAS 158

Intangible assets — net	$262	$(21)	$241
Other assets — long term	$686	$3	$689
Deferred tax assets — long term	$3,803	$60	$3,863
Payroll and benefit liabilities — current	$(868)	$228	$(640)
Other liabilities — long term	$(5,398)	$(412)	$(5,810)
Accumulated other comprehensive loss	$479	$142	$621

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of pension expense (credit) during the next fiscal year are as follows:

	Defined Benefit	Post-Retirement
	Pension Plan	Benefits	Total

Prior service cost (credit)	$4	$(7)	$(3)
Net actuarial loss (gain)	$102	$(1)	$101

The following table illustrates the amounts in accumulated other comprehensive income (loss) - before tax, that have not yet been recognized as components of pension expense:

	Defined Benefit	Post-Retirement
	Pension Plan	Benefits	Total

Amounts recognized in accumulated other comprehensive income (loss) — before tax — consists of:
Prior service cost (credit)	$13	$(71)	$(58)
Net actuarial loss (gain)	1,475	(2)	1,473

Total amount recognized	$1,488	$(73)	$1,415

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the consolidated balance sheets as of December 31:

	Defined Benefit Plans		Post-Retirement Benefits
	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation — beginning	$8,952	$8,311	$883	$761
Service cost	130	123	6	8
Interest cost	462	458	42	44
Plan participants’ contributions	6	6	10	8
Plan amendments	—	3	(63)	—
Actuarial loss (gain)	40	835	(170)	87
Acquisitions/divestitures/settlements	—	9	—	—
Special and contractual termination benefits	13	21	—	—
Curtailments	(337)	9	—	(1)
Benefits paid	(599)	(541)	(42)	(43)
Foreign exchange	543	(282)	4	19

Benefit obligation — ending	$9,210	$8,952	$670	$883

Change in plan assets:
Fair value of plan assets — beginning	$6,456	$6,105	$—	$—
Actual return on plan assets	551	919	—	—
Employer contributions	323	174	32	35
Plan participants’ contributions	6	6	10	8
Acquisitions/divestitures/settlements	—	(4)	—	—
Benefits paid	(599)	(541)	(42)	(43)
Foreign exchange	402	(203)	—	—

Fair value of plan assets — ending	$7,139	$6,456	$—	$—

Funded status of the plans	$(2,071)	$(2,496)	$(670)	$(883)
Unrecognized prior service cost (credit)	—	16	—	(44)
Unrecognized net actuarial losses (gains)	—	2,076	—	168
Contributions after measurement date	71	40	9	4

Net amount recognized	$(2,000)	$(364)	$(661)	$(755)

Amounts recognized in the accompanying consolidated balance sheets consist of:
Other liabilities — long-term	$(1,965)	$(1,533)	$(625)	$(735)
Other liabilities — current	(40)	(332)	(36)	(20)
Intangible assets — net	—	37	—	—
Other assets	5	2	—	—
Foreign currency translation adjustment	—	180	—	—
Accumulated other comprehensive loss	—	1,282	—	—

Net amount recognized	$(2,000)	$(364)	$(661)	$(755)

The following details selected information for defined benefit plans, all of which have accumulated benefit obligations in excess of the fair value of plan assets as of December 31:

	2006	2005

Projected benefit obligation	$9,194	$8,938
Accumulated benefit obligation	$8,914	$8,312
Fair value of plan assets	$7,117	$6,438

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following details the net pension expense, all related to continuing operations, and the underlying assumptions for the defined benefit plans for the years ended December 31:

	2006	2005	2004

Pension expense:
Service cost	$130	$123	$122
Interest cost	462	458	422
Expected return on plan assets	(457)	(405)	(388)
Amortization of prior service cost	2	2	4
Amortization of net losses	130	118	94
Curtailment losses (gains)	(6)	12	—
Special and Contractual termination benefits	13 (a)	21	7

Net pension expense	$274	$329	$261

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.1%	5.1%	5.7%
Rate of compensation increase	4.5%	4.4%	4.5%
Weighted-average assumptions used to determine net pension expense for years ended December 31:
Discount rate	5.1%	5.7%	5.8%
Expected rate of return on plan assets	7.2%	7.4%	7.4%
Rate of compensation increase	4.4%	4.5%	4.2%

(a)	For 2006, special and contractual termination benefits are the result of certain business divestitures and restructuring plan workforce reduction initiatives.

The following details the amounts included within accumulated other comprehensive income (loss), including foreign currency translation adjustments, for the years ended December 31:

	Defined Benefit Plans
	2006	2005

Increase (decrease) in minimum pension liability adjustment included in other comprehensive income (loss)	$(130)	$172

The following details the net cost components, all related to continuing operations, and underlying assumptions of post-retirement benefits other than pensions for the years ended December 31:

	2006	2005	2004

Post-retirement benefit cost:
Service cost	$6	$8	$9
Interest cost	42	44	43
Amortization of prior service cost	(5)	(4)	(3)
Amortization of net losses (gains)	1	3	2
Curtailment losses (gains)	(29)	—	—

Net post-retirement benefit cost	$15	$51	$51

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.4%	5.4%	5.9%
Weighted-average assumptions used to determine net post-retirement benefit cost for years ended December 31:
Discount rate	5.4%	5.9%	6.0%
Weighted-average health care cost trend rate	8.0%	7.8%	8.3%
Weighted-average ultimate health care cost trend rate	4.8%	4.8%	4.8%

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2006	2005	2004

Effect on aggregate of service and interest costs
1% increase	$4	$5	$5
1% decrease	$(3)	$(4)	$(4)
Effect on accumulated post-retirement benefit obligations
1% increase	$43	$86	$67
1% decrease	$(36)	$(70)	$(55)

As of December 31, 2006, the expected benefit payments for the next ten years for the defined benefit plans and the post-retirement benefits other than pensions are as follows, along with the expected reimbursement amounts related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIM Act”):

	Defined Benefit	Post-Retirement	Expected MPDIM Act Subsidy
	Plans	Benefit Plans	(Post-Retirement Benefit Plans)

2007	$496	$46	$2
2008	$495	$46	$2
2009	$505	$47	$2
2010	$518	$47	$3
2011	$532	$48	$3
2012-2016	$2,894	$229	$20

The target allocation percentages and the year-end percentages based on actual asset balances of the defined benefit plans as of December 31 are as follows:

	2006		2005
	Target	Actual	Target	Actual

Debt instruments	43%	43%	43%	41%
Equity securities	56%	54%	56%	57%
Other	1%	3%	1%	2%

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

The primary method of managing risk within the portfolio is through diversification among and within asset categories, and through the utilization of a wide array of active and passive investment managers. Broadly, the assets are allocated between debt and equity instruments. Included within the debt instruments are government and corporate fixed income securities, money market securities, mortgage-backed securities and inflation indexed securities. Generally, these debt instruments are considered investment grade. Included in equity securities are developed and emerging market stocks of companies at a variety of capitalization levels. The securities are predominantly publicly traded. The amount of employer and related-party securities that the defined benefit plans may hold is governed by the statutory limitations of the jurisdictions of the applicable plans. Included in equity securities of the defined benefit plans are common shares of Nortel Networks Corporation, held directly or through pooled funds, with an aggregate market value of $4 (0.1 percent of total plan assets) and $5 (0.1 percent of total plan assets) as of December 31, 2006 and 2005, respectively.

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

Nortel expects to make cash contributions of approximately $365 in 2007 to the defined benefit plans and approximately $36 in 2007 to the post-retirement benefit plans.

Under the terms of the Balanced Program, Investor Program and Traditional Program, eligible employees may contribute a portion of their compensation to an investment plan. Based on the specific program that the employee is enrolled in, Nortel matches a percentage of the employee’s contributions up to a certain limit. The cost of these investment plans was $76, $67 and $75 for the years ended December 31, 2006, 2005 and 2004, respectively.

Under the terms of the Balanced Program and Flexible Benefits Plan, Nortel contributes a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement. The cost of these plan arrangements was $23, $20 and $20 for the years ended December 31, 2006, 2005 and 2004, respectively.

10.	Acquisitions, divestitures and closures

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

Under the acquisition agreement Nortel acquired 100% of the common and preferred shares of Tasman Networks and the working capital, property and equipment, contractual rights, licenses, operating leases, intellectual property and employees related to Tasman Networks’ business. The purchase price allocation of $99 includes approximately $58 of intangible assets acquired and $2 in net liabilities assumed, with the remaining $43 (including $6 of acquisition costs) allocated to goodwill. The allocation of the purchase price is based on management’s valuation of the assets acquired and liabilities assumed.

In connection with the acquisition, Nortel acquired technology that has been incorporated into certain of its existing router products. Tasman Networks’ existing technology was valued to reflect the present value of the operating cash flows expected to be generated by the existing software technology after taking into account the cost to realize revenue from the technology, the relative risks of the product, and an appropriate discount rate to reflect the time value of invested capital. The fair value of the existing technology was determined to be $35. Tasman Networks had a new router product under development at the date of acquisition. Based on the stage of development of the product at the time of the valuation, and the expected applications of the router, Nortel valued this technology under development separately at $16 based on its expected cash flows, taking into account the cost to realize the revenue from the technology, the relative risk of the product and an appropriate discount rate to reflect the time value of invested capital. The fair value of the non-contractual and contractual customer relationships was similarly determined to be $7.

Certain other intangibles, such as non-competition agreements, trade names, patents and copyrights, were considered and concluded to not exist. None of the goodwill, intangibles or in-process research and development amounts is expected to be deductible for tax purposes.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table sets out the purchase price allocation information for Tasman Networks:

Purchase price	$99

Assets acquired:
Other assets — net	$6
Intangible assets — net	58
Goodwill	43

107

Less liabilities assumed:
Trade and other accounts payable	3
Other accrued liabilities	5

8

Fair value of net assets acquired	$99

The fair values and amortization periods of the intangible assets acquired are as follows:

			Amortization
	Fair Value		Period (Years)

Existing router technology	$19		10
Access router technology	16		7
In-process research and development (“IPR&D”)	16	(a)	—
Non-contractual customer relationships	7		8

Total intangible assets	$58

(a)	Nortel expensed $16 for in-process research and development in the second quarter of 2006.

The results of operations of Tasman Networks have been consolidated into Nortel’s results of operations as of February 24, 2006, and were not material to Nortel’s consolidated results of operations.

LG-Nortel Co. Ltd. Business Venture

On November 3, 2005, Nortel entered into a business venture with LG Electronics Inc. (“LG”), the business venture named “LG-Nortel”. Certain assets of Nortel’s South Korean distribution and services business were combined with the service business and certain assets of LG’s telecommunications infrastructure business. In exchange for a cash contribution of $155 paid to LG, Nortel received 50% plus one share of the equity in LG-Nortel. LG also received 50% less one share of the equity in the business venture. The purpose of the business venture was to create a world-class telecommunications systems and related solutions supplier that leverages the product portfolio, quality, reputation, and global brands of Nortel and LG. The business venture will focus primarily on providing solutions to the Korean carrier and enterprise market as well as leveraging LG’s technologies and products on a global scale. In conjunction with the formation of the business venture, certain related party agreements were entered into between LG-Nortel and Nortel including those for product distribution, trademark licences and R&D services. As a result of the finalization of the purchase price adjustment, a net deferred tax liability of $8 was recognized due to differences between the adjusted value of the assets acquired and liabilities assumed, and LG-Nortel’s tax basis in those assets and liabilities.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table sets out the purchase price allocation information for LG-Nortel.

Purchase price	$155

Assets acquired:
Accounts receivable — net	$165
Other current assets	26
Investments	14
Plant and equipment — net	17
Intangible assets — net	126
Deferred income taxes — net	2
Other assets — net	24

374

Less liabilities assumed:
Trade and other accounts payable	25
Payroll and benefit-related liabilities	12
Other accrued liabilities	11
Deferred income taxes — net	10
Other liabilities	61
Minority interest	100

219

Fair value of net assets acquired	$155

The estimated fair values and amortization periods of other intangible assets are as follows:

		Amortization
	Fair Value	Period (Years)

Customer relationships	$56	5 to 9
Patents	29	10
Existing technologies	11	2 to 7
Trademark licensing agreement	9	5
Goodwill	8	—
IPR&D	5	1
Other	8	5

Total intangible assets	$126

Intangible assets acquired by Nortel relating to the business venture consisted of existing technology and related rights, customer contracts and relationships, in-process research and development, patents and trademark licensing agreements. Upon valuation of this acquisition, existing technology and customer relationships have been valued at $11 and $56, respectively, under the income approach which reflects the present value of the operating cash flows generated after taking into account the cost to realize the revenue from the product, the relative risks of the product, and an appropriate discount rate to reflect the time value of invested capital. In-process research and development, which comprised a total of six projects expected to continue at the acquisition date was valued under the cost approach at $5. Patents were valued at an appraisal value of $29 under the income approach. There were two trademark licensing agreements granted to LG-Nortel: one from Nortel which allows the use of the ‘Nortel’ trademark and the other from LG which allows the use of the ‘LG’ trademark. Both agreements grant the worldwide non-exclusive use of each respective company’s trademark. The expected value of the benefits of selling products under the LG-Nortel trademark was established at $9 using the differential licensing fee approach. This difference in licensing rates was tax-affected and the after-tax cash flows were discounted at an appropriate rate.

Separately, LG will be entitled to payments from Nortel over a two-year period based on the achievement by LG-Nortel of certain business goals related to the 2006 and 2007 fiscal years, of up to a maximum of $80.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The consolidated financial statements of Nortel include LG-Nortel’s operating results from the date of Nortel’s acquisition of its interest in the business venture. In previous quarters Nortel disclosed LG-Nortel as a VIE under FIN 46R. This initial determination was based on a preliminary assessment that the manufacturing agreement between LG-Nortel and LG contained below-market pricing, which was considered to be additional subordinated financial support under FIN 46R. Upon finalization of the valuations performed during 2006, it was determined that the pricing terms in this agreement are at fair value. Therefore, LG-Nortel is not a VIE, and accordingly is being consolidated under Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, based on Nortel’s voting interests.

Nortel Government Solutions Incorporated (formerly PEC Solutions, Inc.)

On June 3, 2005, Nortel Networks Inc. (“NNI”), an indirect subsidiary of Nortel, indirectly acquired approximately 26,693,725 shares of NGS (formerly PEC Solutions, Inc.), representing approximately 95.6 percent of the outstanding shares of common stock of NGS, through a cash tender offer at a price of $15.50 per share. The aggregate cash consideration in connection with the acquisition of NGS (including $33 paid on June 9, 2005, with respect to stock options) was approximately $449, including estimated costs of acquisition of $8. Nortel acquired more than 90 percent of the outstanding shares of NGS pursuant to the tender offer. Any shares that were not purchased in the tender offer ceased to be outstanding and were converted into the right to receive cash in the amount of $15.50 per share.

NGS provides professional technology services that enable government entities to use the Internet to enhance productivity and improve services to the public. NGS’s primary customers are executive agencies and departments of the U.S. Federal Government, the U.S. Federal Judiciary and prime contractors to the U.S. government. Nortel expects the NGS acquisition to allow Nortel to pursue opportunities in areas that complement Nortel’s existing products and to increase its competitiveness in the government market. In order to comply with the U.S. National Industrial Security Program and to mitigate foreign ownership, control or influence, voting control of NGS must be vested in citizens of the U.S. Accordingly, proxy holders for Nortel’s shares of NGS have been appointed and approved by the U.S. Defense Security Service. In accordance with a proxy agreement executed in July 2005, the proxy holders exercise all prerogatives of ownership with complete freedom to act independently and have assumed full responsibility for the voting stock. Notwithstanding, for accounting purposes, Nortel has determined that NGS is a VIE and Nortel is the primary beneficiary (see note 15).

This acquisition was accounted for using the purchase method. Nortel has recorded approximately $278 of non-amortizable intangible assets associated with the acquisition of NGS, which assets consist solely of goodwill. The goodwill of NGS is not deductible for tax purposes, and has been allocated to Nortel’s “Other” and “Enterprise Solutions” reportable segments.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The allocation of the purchase price presented below is based on management’s best estimate of the relative values of the assets acquired and liabilities assumed in the NGS acquisition.

The following table sets out the purchase price allocation information for the NGS acquisition.

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

As a result of the acquisition of NGS, a net deferred tax liability of $23 was recognized, due to differences between the estimated fair value of assets acquired and liabilities assumed, and NGS’s tax basis in those assets and liabilities. This deferred tax liability is fully offset, however, by an adjustment to Nortel’s deferred tax valuation allowance because Nortel will be able to offset the tax liability by drawing down previously unrecognized loss carryforwards.

The estimated fair values and amortization periods of other intangible assets are as follows:

		Amortization
	Fair Value	Period (Years)

Trade name	$3	1
Software licenses	1	5
Customer contracts and relationships	80	10

Total other intangible assets	$84

The consolidated financial statements of Nortel include NGS’s operating results from the date of the acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of Nortel and NGS as if the acquisition had occurred on January 1, 2004, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments:

	2005	2004

Revenues	$10,618	$9,685
Net earnings (loss)	$(2,619)	$(236)

Basic earnings (loss) per common share	$(6.03)	$(0.54)
Diluted earnings (loss) per common share	$(6.03)	$(0.54)

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Divestitures

UMTS access business divestiture

On December 31, 2006, Nortel completed the sale of substantially all its assets and liabilities related to its UMTS access products and services to Alcatel-Lucent. The sale, structured as an asset and share transaction, resulted in gross proceeds of $320, adjusted primarily for warranty liabilities, for net proceeds of $306 all of which were received in the fourth quarter of 2006. In addition, Nortel provided Alcatel-Lucent with a $23 promissory note in lieu of transferring working capital, which was paid in the first quarter of 2007. The proceeds are subject to post-closing adjustments for the finalization of the book value of the assets transferred and liabilities assumed by Alcatel-Lucent which are not expected to be significant.

As a result of the sale, Nortel transferred $65 in net assets comprised primarily of fixed assets and inventory, substantially all existing UMTS access contracts, intellectual property, and approximately 1,700 employees attributed to the UMTS access products. Additionally, Nortel wrote off net assets of $18 related primarily to unbilled receivables, goodwill, prepaid assets and deferred revenue and costs, and has recorded additional liabilities of $26, relating to transaction costs payable to Alcatel-Lucent. Nortel retained its existing LG-Nortel UMTS access customer contracts and will source the UMTS access products and services from Alcatel-Lucent.

Nortel and Alcatel-Lucent have also agreed to provide certain transitional services to each other in order to facilitate the various aspects of the divesture. Nortel has committed to provide R&D, manufacturing and real estate transition services in addition to providing Alcatel-Lucent the right to use all proprietary intellectual property used in Nortel UMTS access products and services which are also common to other Nortel products and services. In addition, Alcatel-Lucent has options to extend its license rights to other Nortel Long Term Evolution related and GSM technology for consideration of $50 and $15, respectively. These options expire December 31, 2008 and December 31, 2010, respectively.

Nortel has recorded a net gain of $166 and deferred income of $5 primarily due to contingent liabilities related to a loss-sharing arrangement based on 2007 operating results.

Manufacturing operations

In 2004, Nortel entered into an agreement with Flextronics for the divestiture of substantially all of Nortel’s remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets. Nortel and Flextronics have also entered into a four-year supply agreement for manufacturing services (whereby after completion of the transaction, Flextronics will manage in excess $2,000 of Nortel’s annual cost of revenues) and a three-year supply agreement for design services. Commencing in the fourth quarter of 2004 and throughout 2005, Nortel completed the transfer to Flextronics of certain of Nortel’s optical design activities in Ottawa, Canada and Monkstown, Northern Ireland and its manufacturing activities in Montreal, Canada and Chateaudun, France. In the second quarter of 2006, Nortel completed the transfer of the manufacturing operations and related assets including product integration, testing, and repair and logistics operations of its Calgary, Canada manufacturing operations to Flextronics, representing the final transfer of substantially all of Nortel’s manufacturing and related operations to Flextronics.

The sale agreement with Flextronics resulted in the transfer of approximately 2,100 employees to Flextronics. Nortel has received $599 of gross proceeds as of December 31, 2006. On October 18, 2006, Nortel signed amendments to various agreements with Flextronics, including the sale agreement, and the supply and design services agreements to restructure Nortel’s purchase commitments and increase Nortel’s obligation to reimburse Flextronics for certain costs associated with the transaction. Nortel received the final payment of $79 from Flextronics during 2006, which has been offset by cash outflows attributable to direct transaction costs and other costs associated with the transaction.

As of December 31, 2006, Nortel had transferred approximately $404 of inventory and equipment to Flextronics relating to the transfer of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal, Chateaudun and Calgary. As Flextronics has the ability to exercise rights to sell back to Nortel certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective transfer date, Nortel has retained these assets on its balance sheet to the extent they have not been consumed as part of ongoing operations as

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

at December 31, 2006. Nortel does not expect that rights will be exercised with respect to any material amount of inventory and/or equipment. Nortel does not expect to record any material gain on this transaction.

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

On December 28, 2005, VoltDelta entered into a Letter of Agreement to repurchase a 24% minority interest in it held by Nortel for an aggregate purchase price of approximately $62. The terms of the Letter of Agreement included VoltDelta paying Nortel $25 on December 29, 2005, and issuing a promissory note in the amount of $37 which was paid in full on February 15, 2006. The sale resulted in a net gain of approximately $7 for the year ended December 31, 2005. As of December 31, 2006, Nortel did not hold any ownership interest in VoltDelta. Nortel continues to provide transitional services to VoltDelta over the initial agreement period of ten years with no additional material financial impact to Nortel.

Optical components operations

In 2002, Nortel sold certain plant and equipment, inventory, patents and other intellectual property and trademarks relating to its optical components business to Bookham, Inc. (“Bookham”). Included in the sale was the transfer of Nortel’s transmitter and receiver, pump laser and amplifier businesses located in Paignton, U.K., Harlow, U.K., Ottawa, Canada, Zurich, Switzerland and Poughkeepsie, New York. Nortel also transferred approximately 1,200 employees to Bookham in the transaction. The transaction included a minimum purchase commitment with Bookham requiring Nortel to purchase approximately $120 of product from Bookham between November 8, 2002 and March 31, 2004.

On December 2, 2004, Nortel and Bookham entered into a restructuring agreement which, among other changes, extended the maturity date of a $25.9 principal amount senior secured note of Bookham (the “Series B Note”) by one year from November 8, 2005 to November 8, 2006, and eliminated the conversion feature of a $20 principal amount senior unsecured note of Bookham due November 2007 (the “Series A Note”). Bookham also agreed to secure the Series A Note, provide additional collateral for the Series A Note and the Series B Note, and provide Nortel with other debt protection covenants. On January 13, 2006, Nortel received $20 in cash plus accrued interest from Bookham to retire the Series A Note. In addition, Nortel sold the Series B Note for approximately $26 to a group of unrelated investors.

On January 13, 2006, Nortel announced that it had entered into an agreement with Bookham to amend the current supply agreement and extend certain purchase commitments, which were scheduled to expire on April 29, 2006. Under the terms of the amended supply agreement, Nortel agreed to purchase a minimum of $72 of product from Bookham during the calendar year of 2006. Nortel’s purchase commitment was substantially complete in 2006.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

11.	Long-term debt, credit and support facilities

Long-term debt

The following table shows the components of long-term debt as of December 31:

	2006	2005

6.125% Notes due February 15, 2006	$—	$1,275
7.40% Notes due June 15, 2006(a)	—	150
4.25% Convertible Senior Notes due September 1, 2008	1,800	1,800
LIBOR + 4.25% floating rate notes due July 15, 2011	1,000	—
10.125% Fixed rate Notes due July 15, 2013	550	—
10.75% Fixed rate Notes due July 15, 2016	450	—
6.875% Notes due September 1, 2023	200	200
7.875% Notes due June 15, 2026(a)	150	150
Other long-term debt with various repayment terms and a weighted-average interest rate of 4.77% for 2006 and 5.65% for 2005	5	7
Fair value adjustment attributable to hedged debt obligations	(1)	1
Obligation associated with a consolidated VIE with interest rate of 3.7% for 2006 and 3.1% for 2005	87	83
Obligations under capital leases and sale leasebacks with a weighted-average interest rate of 8.48% for 2006 and 8.98% for 2005	223	219

	4,464	3,885
Less: Long-term debt due within one year	18	1,446

Long-term debt	$4,446	$2,439

(a)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNL, and are fully and unconditionally guaranteed by NNL.

As of December 31, 2006, the amounts of long-term debt payable for each of the years ending December 31 consisted of:

2007	$18
2008	1,821
2009	18
2010	20
2011	1,022
Thereafter	1,565

Total long-term debt payable	$4,464

Credit facility

On February 14, 2006, Nortel’s indirect subsidiary, Nortel Networks Inc. (“NNI”), entered into a one-year credit facility in the aggregate principal amount of $1,300 (the “2006 Credit Facility”). This facility consisted of (i) a senior secured one-year term loan facility in the amount of $850 (the “Tranche A Term Loans”), and (ii) a senior unsecured one-year term loan facility in the amount of $450 (the “Tranche B Term Loans”). The Tranche A Term Loans were secured equally and ratably with NNL’s obligations under the EDC Support Facility (as defined below) and NNL’s 6.875% Bonds due September 2023 by a lien on substantially all of the U.S. and Canadian assets of Nortel and NNL and the U.S. assets of NNI. The Tranche A Term Loans and Tranche B Term Loans were guaranteed by Nortel and by NNL, and NNL’s obligations under the EDC Support Facility were also guaranteed by Nortel and by NNI, in each case until the maturity or prepayment of the 2006 Credit Facility. The 2006 Credit Facility was drawn down in the full amount on February 14, 2006, and Nortel used the net proceeds primarily to repay the outstanding $1,275 aggregate principal amount of NNL’s 6.125% notes that matured on February 15, 2006. The 2006 Credit Facility was amended in the second quarter of 2006 and waivers were obtained in connection with defaults arising from the delayed filing of Nortel’s and NNL’s 2005 Annual Reports on Form 10-K/A and 10-K, respectively (the “2005 Annual Reports”), and their respective Quarterly Reports on

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Form 10-Q for the first quarter of 2006 (the “2006 First Quarter Reports”). On July 5, 2006, the total amount owing under the 2006 Credit Facility was repaid using the net proceeds from the issuance of the Notes (as defined below) and the facility, the guarantee agreement and all of the collateral arrangements securing it and Nortel’s and NNL’s public debt were terminated.

Senior notes offering

On July 5, 2006, NNL completed an offering of $2,000 aggregate principal amount of senior notes (the “Notes”) to qualified institutional buyers pursuant to Rule 144A and to persons outside the United States pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The Notes consist of $450 of senior fixed rate notes due 2016 (the “2016 Fixed Rate Notes”), $550 of senior fixed rate notes due 2013 (the “2013 Fixed Rate Notes”) and $1,000 of floating rate senior notes due 2011 (the “Floating Rate Notes”). The 2016 Fixed Rate Notes bear interest at a rate per annum of 10.75% payable semi-annually, the 2013 Fixed Rate Notes bear interest at a rate per annum of 10.125% payable semi-annually and the Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to the reserve-adjusted LIBOR plus 4.25%, payable quarterly. As of December 31, 2006, the Floating Rate Notes had an interest rate of 9.62% per annum.

NNL may redeem all or a portion of the 2016 Fixed Rate Notes at any time on or after July 15, 2011, at specified redemption prices ranging from 105.375% to 100% of the principal amount thereof plus accrued and unpaid interest. In addition, NNL may redeem all or a portion of the 2013 Fixed Rate Notes at any time and, prior to July 15, 2011, all or a portion of the 2016 Fixed Rates Notes, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to July 15, 2009, NNL may also redeem up to 35% of the original aggregate principal amount of any series of Notes with proceeds of certain equity offerings at a redemption price equal to (i) in the case of the 2016 Fixed Rate Notes, 110.750% of the principal amount thereof, (ii) in the case of the 2013 Fixed Rate Notes, 110.125% of the principal amount thereof and (iii) in the case of the Floating Rate Notes, 100% of the principal amount so redeemed plus a premium equal to the interest rate per annum of such Floating Rate Notes applicable on the date of redemption, in each case plus accrued and unpaid interest, if any. In the event of certain changes in applicable withholding taxes, NNL may redeem each series of Notes in whole, but not in part.

Upon a change of control, NNL is required within 30 days to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest. A “change of control” is defined in the indenture governing the Notes (the “Note Indenture”) as, among other things, the filing of a Schedule 13D or Schedule TO under the Securities Exchange Act of 1934, as amended, by any person or group unaffiliated with Nortel disclosing that such person or group has become the beneficial owner of a majority of the voting stock of Nortel or has the power to elect a majority of the members of the Board of Directors of Nortel, or Nortel ceasing to be the beneficial owner of 100% of the voting power of the common stock of NNL.

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

In addition, the Note Indenture and related guarantees contain covenants that, at any time that the Notes do not have an investment grade rating, limit Nortel’s ability to incur, assume, issue or guarantee additional funded debt (including capital leases) and certain types of preferred stock, or repurchase, redeem, retire or pay any dividends in respect of any Nortel stock or NNL preferred stock, in excess of certain permitted amounts or incur debt that is subordinated to any other debt of Nortel, NNL or NNI, without having that new debt be expressly subordinated to the Notes and the guarantees. At any

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

time that the Notes do not have an investment grade rating, Nortel’s ability to incur additional indebtedness is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.00 to 1.00, except that Nortel may incur certain debt and make certain restricted payments without regard to the ratio up to certain permitted amounts. “Adjusted EBITDA” is generally defined as consolidated earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other one-time charges and gains that will be excluded from the calculation of Adjusted EBITDA. “Fixed charges” is defined in the Note Indenture as consolidated interest expense plus dividends paid on certain preferred stock.

Following the issuance of the Notes, Nortel entered into interest rate swaps to convert the fixed interest rate exposure under the 2016 Fixed Rate Notes and the 2013 Fixed Rate Notes to a floating rate (see note 12 for further details).

NNL used $1,300 of the net proceeds from the issuance of the Notes to repay the 2006 Credit Facility and used the remainder for general corporate purposes, including to replenish cash outflows of $150 used to repay at maturity the outstanding aggregate principal amount of the 7.40% Notes due June 15, 2006, and $575, plus accrued interest, deposited into escrow on June 1, 2006, pursuant to the Global Class Action Settlement (as defined in note 21).

On August 15, 2001, Nortel completed an offering of $1,800 of 4.25% Convertible Senior Notes (the “Senior Notes”), due on September 1, 2008. The Senior Notes pay interest on a semi-annual basis on March 1 and September 1, which began March 1, 2002. The Senior Notes are convertible at any time by holders into common shares of Nortel Networks Corporation, at an initial conversion price of $10 per common share, subject to adjustment upon the occurrence of certain events. Nortel’s 1 for 10 common share consolidation on December 1, 2006 increased the initial conversion price to $100 from $10 and decreased the number of Nortel shares that could be issued upon the exercise of conversion rights under the Senior Notes from 180 million common shares to 18 million common shares. Nortel may redeem some or all of the Senior Notes in cash at any time at a redemption price of 100.708% until August 31, 2007, and 100% thereafter and 100% of the principal amount of the Senior Notes, depending on the redemption date, plus accrued and unpaid interest and additional interest, if any, to the date of the redemption. In addition, Nortel may be required to redeem the Senior Notes in cash and/or common shares of Nortel Networks Corporation under certain circumstances such as a change in control, or Nortel may redeem the Senior Notes at its option under certain circumstances such as a change in the applicable Canadian withholding tax legislation. NNL is the full and unconditional guarantor of the Senior Notes in the event Nortel does not make payments for the principal, interest, premium, if any, or other amounts, if any, as they are due. The guarantee is a direct, unconditional and unsubordinated obligation of NNL.

As a result of the delay in the filing of Nortel’s and NNL’s 2004 Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004 (the “2004 Quarterly Reports”), 2004 Annual Reports on Form 10-K (the “2004 Annual Reports”), 2005 Quarterly Reports on Form 10-Q for the first quarter of 2005 (the “2005 First Quarter Reports”), the 2005 Annual Reports and the 2006 First Quarter Reports (together with the 2004 Quarterly Reports, 2004 Annual Reports, 2005 First Quarter Reports and the 2005 Annual Reports, the “Reports”), Nortel and NNL were not in compliance with their obligations to deliver their respective SEC filings to the trustees under their then-existing public debt indentures. With the filing of the 2006 First Quarter Reports with the SEC and the delivery of the 2006 First Quarter Reports to the trustees under the relevant public debt indentures, Nortel and NNL became compliant with their delivery obligations thereunder. There were $2,350 of notes of NNL (or its subsidiaries) and $1,800 of convertible debt securities of Nortel outstanding under such indentures as of December 31, 2006.

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

Effective October 24, 2005, NNL and EDC amended and restated the EDC Support Facility to maintain the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments with individual amounts up to $10, and to extend the maturity date of the EDC Support Facility for an additional year to December 31, 2007. In connection with this amendment, all guarantee and security agreements previously guaranteeing or securing the obligations of Nortel and its subsidiaries under the EDC Support Facility and the

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

public debt securities of Nortel and its subsidiaries at such time were terminated and the assets of Nortel and its subsidiaries pledged under the security agreements were released in full. EDC also agreed to provide future support under the EDC Support Facility on an unsecured basis and without the guarantees of NNL’s subsidiaries provided that, should NNL or its subsidiaries incur liens on its assets securing certain indebtedness, or should any subsidiary of NNL incur or guarantee certain indebtedness in the future above agreed thresholds of $25 in North America and $100 outside of North America, equal and ratable security and/or guarantees of NNL’s obligations under the EDC Support Facility will be required at that time.

Between February 14, 2006, when Nortel entered into the 2006 Credit Facility, and July 5, 2006, when Nortel issued the Notes and repaid the 2006 Credit Facility in full NNL’s obligations under the EDC Support Facility were equally and ratably secured with the 2006 Credit Facility. In connection with the issuance of the Notes, NNL, NNI and EDC entered into a new guarantee agreement dated July 4, 2006, by which NNI agreed to guarantee NNL’s obligations under the EDC Support Facility during such time that the Notes are guaranteed by NNI.

Effective December 14, 2006, NNL and EDC amended and restated the EDC Support Facility to maintain the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments with individual amounts up to $10 and to extend the maturity date of the EDC Support Facility for an additional year to December 31, 2008.

The delayed filing of the 2005 Annual Reports and 2006 First Quarter Reports with the SEC, and the delayed delivery of such reports to the trustees under Nortel’s and NNL’s public debt indentures, and to EDC under the EDC Support Facility, gave EDC the right to (i) terminate its commitments under the EDC Support Facility relating to certain of Nortel’s performance related obligations arising out of normal course business activities, and (ii) exercise certain rights against the collateral pledged under related security agreements or require NNL to cash collateralize all existing support.

In the second quarter of 2006, NNL obtained waivers from EDC with respect to these matters to permit Nortel’s continued access to the EDC Support Facility in accordance with its terms while Nortel and NNL worked to complete their filing obligations. With the filing and delivery to EDC and to the trustees under Nortel’s and NNL’s public debt indentures of the 2005 Annual Reports and the 2006 First Quarter Reports, NNL became compliant with its obligations under the EDC Support Facility under the terms of the waiver from EDC.

As a result of the delayed filing and restatement of Nortel’s and NNL’s 2006 Annual Reports on Form 10-K, an event of default occurred under the EDC Support Facility. See note 22 for additional information.

As of December 31, 2006, there was approximately $166 of outstanding support utilized thereunder, approximately $140 of which was outstanding under the revolving small bond sub-facility.

12.	Financial instruments and hedging activities

Risk management

Nortel’s net earnings (loss) and cash flows may be negatively impacted by fluctuating interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, Nortel may enter into foreign currency forwards, foreign currency swaps, foreign currency option contracts, interest rate swaps and equity forward contracts. Nortel does not hold or issue derivative financial instruments for trading purposes.

Foreign currency risk

Nortel enters into option contracts to limit its exposure to exchange fluctuations on future revenue or expenditure streams expected to occur within the next twelve months, and forward contracts, which are denominated in various currencies, to limit its exposure to exchange fluctuations on existing assets and liabilities and on future revenue or expenditure streams expected to occur within the next twelve months. Some option and forward contracts used to hedge future revenue or expenditure streams are designated as cash flow hedges and hedge specific exposures. The ineffective portions of the change in fair value of derivatives in designated cash flow hedges recognized immediately in earnings for the years ended December 31, 2006 and 2005 has not been significant. Nortel expects all of the hedged items in the 2006 designated cash flow hedges to affect earnings within the next 12 months. Option and forward contracts that do not meet the criteria for

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

hedge accounting are also used to manage the risk of fluctuations in exchange rates on existing assets and liabilities and on future revenue and expenditure streams.

The following table provides the total notional amounts of the purchase and sale of currency options and forward contracts as of December 31:

	2006(a)			2005(b)
			Net			Net
	Buy	Sell	Buy / (Sell)	Buy	Sell	Buy / (Sell)

Currency
Options(c):
Canadian dollar	$0	$0	$0	$22	$22	$0
Forwards(c):
Canadian dollar	$395	$427	$(32)	$302	$799	$(497)
British pound	£626	£24	£602	£597	£27	£570
Euro	22	€44	€(22 €)	37	€96	€(59 €)
Other (U.S. dollar)	$0	$33	$(33)	$49	$95	$(46)

(a)	All notional amounts of option and forward contracts will mature no later than the end of 2007.
(b)	All notional amounts of option and forward contracts matured no later than the end of 2006.
(c)	All amounts are stated in source currency.

Nortel did not execute any foreign currency swaps in 2006 and had no such agreements in place as of December 31, 2006.

Interest rate risk

Nortel enters into interest rate swap contracts to minimize the impact of interest rate fluctuations on the fair value of its long-term debt. These contracts swap fixed interest rate payments for floating rate payments and certain swaps are designated as fair value hedges. The fair value adjustment related to the effective portion of interest rate swaps and the corresponding fair value adjustment to the hedged debt obligation included within long-term debt are recorded to interest expense within the consolidated statements of operations. These swap contracts have remaining terms to maturity of up to 10 years.

A portion of Nortel’s long-term debt is subject to changes in fair value resulting from changes in market interest rates. Nortel has hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps. On July 5, 2006, Nortel entered into interest rate swaps to convert the fixed interest rate exposure under the 2016 Fixed Rate Notes and the 2013 Fixed Rate Notes to a floating rate equal to LIBOR plus 4.9% and LIBOR plus 4.4%, respectively. Nortel entered into these interest rate swaps to minimize the impact of interest rates on the income statement. The hedging strategy for the 7 year interest rate swaps was designated as of October 1, 2006 and passed the effectiveness testing in accordance with SFAS 133. The 10 year interest rate swap was also designated October 1, 2006, but did not pass the effectiveness testing in accordance with SFAS 133. Prior to October 1, 2006, the non-designated portions resulted in a gain of $23 on net earnings (loss) for the year ended December 31, 2006.

The following table provides a summary of interest rate swap contracts and their aggregated weighted-average rates as of December 31:

	2006	2005

Interest rate swap contracts:
Received-fixed swaps — notional amount	$1,000	$875
Average fixed rate received	10.4%	6.3%
Average floating rate paid	10.0%	3.9%

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Equity price risk

From time to time, Nortel enters into equity forward contracts to hedge the variability in future cash flows associated with certain compensation obligations that vary based on future Nortel Networks Corporation common share prices. These contracts fix the price of Nortel Networks Corporation common shares and are cash settled on maturity to offset changes in the compensation liability based on changes in the share price from the inception of the forward contract. These equity forward contracts are not designated in a hedging relationship, and are considered economic hedges of the compensation obligation. They are carried at fair value with changes in fair value recorded in other income (expense) — net. As of December 31, 2006, Nortel did not have any equity forward contracts outstanding.

Fair value

The estimated fair values of Nortel’s outstanding financial instruments approximate amounts at which they could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of interest rate swaps and forward contracts reflected the present value of the expected future cash flows if settlement had taken place on December 31, 2006 and 2005; the fair value of option contracts reflected the cash flows due to or by Nortel if settlement had taken place on December 31, 2006 and 2005; and the fair value of long-term debt instruments reflected a current yield valuation based on observed market prices as of December 31, 2006 and 2005. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel could potentially realize in a current market exchange.

The following table provides the carrying amounts and fair values for financial assets and liabilities for which fair value differed from the carrying amount and fair values recorded for derivative financial instruments in accordance with SFAS 133 as of December 31:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial liabilities:
Long-term debt due within one year	$18	$17	$1,446	$1,442
Long-term debt	$4,446	$4,486	$2,439	$2,308
Derivative financial instruments net asset (liability) position:
Interest rate swap contracts(a)	$23	$23	$3	$3
Forward and option contracts(b)	$26	$26	$(12)	$(12)

(a)	Recorded in other assets.
(b)	Comprised of other assets of $41 and other liabilities of $15 as of December 31, 2006, and other assets of $14 and other liabilities of $26 as of December 31, 2005.

Credit risk

Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations to Nortel. Nortel is exposed to credit risk in the event of non-performance, but does not anticipate non-performance by any of the counterparties to its financial instruments. Nortel limits its credit risk by dealing with counterparties that are considered to be of high credit quality. The maximum potential loss on all financial instruments may exceed amounts recognized in the consolidated financial statements. However, Nortel’s maximum exposure to credit loss in the event of non-performance by the other party to the derivative contracts is limited to those derivatives that had a positive fair value of $71 as of December 31, 2006. Nortel is also exposed to credit risk from customers although Nortel’s global orientation has resulted in a large number of diverse customers which minimizes concentrations of credit risk.

Other derivatives

Nortel may invest in warrants to purchase securities of other companies as a strategic investment or receive warrants in various transactions. Warrants that relate to publicly traded companies or that can be net share settled are deemed derivative financial instruments under SFAS 133. Such warrants are generally not eligible to be designated as hedging

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

instruments as there is no corresponding underlying exposure. In addition, Nortel may enter into certain commercial contracts containing embedded derivative financial instruments.

Transfers of receivables

In 2006, 2005 and 2004, Nortel entered into various agreements to transfer certain of its receivables. These receivables were transferred at discounts of $12, $19 and $37 from book value for the years ended December 31, 2006, 2005 and 2004, respectively, at annualized discount rates of approximately 0 percent to 8 percent, 2 percent to 8 percent and 2 percent to 6 percent for the years ended December 31, 2006, 2005 and 2004, respectively. Certain receivables have been sold with limited recourse for each of the years ended December 31, 2006, 2005 and 2004.

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

As of December 31, 2006 and 2005, total accounts receivable transferred and under Nortel’s management were $204 and $247, respectively.

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

Proceeds from receivables for the years ended December 31 were as follows:

	2006	2005	2004

Proceeds from new transfers of financial assets	$202	$298	$137
Proceeds from collections reinvested in revolving period transfers	$163	$260	$373

13.	Guarantees

Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee as applicable to Nortel as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of Nortel or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel’s outstanding guarantees as of December 31, 2006 is provided below:

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

In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of December 31, 2006 is $10. A liability of $8 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of December 31, 2006.

(b)  Intellectual property indemnification obligations

Nortel has periodically entered into agreements with customers and suppliers which include intellectual property indemnification obligations that are customary in the industry. These types of guarantees typically have indefinite terms and generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions.

The nature of the intellectual property indemnification obligations generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel has not made any significant indemnification payments under such agreements. As of December 31, 2006, Nortel had no intellectual property indemnification obligations for which compensation would be required.

(c)  Lease agreements

Nortel has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $38 as of December 31, 2006. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d)  Third party debt agreements

From time to time, Nortel guarantees the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. Under most such arrangements, Nortel’s guarantee is secured, usually by the assets being purchased or financed. As of December 31, 2006, Nortel had no third party debt agreements that would require it to make any debt payments for its customers.

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

Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, if the particular transaction becomes invalid. As of December 31, 2006, Nortel had approximately $204 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2007, or collection of the receivable amounts by the counterparty.

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

On March 17, 2006, in connection with the Global Class Action Settlement (as defined in note 21), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters including Nortel’s insurers agreeing to pay $228.5 in cash towards the settlement and Nortel agreeing with their insurers to certain indemnification obligations. Nortel believes that these indemnification obligations would be unlikely to materially increase its total cash payment obligations under the Global Class Action Settlement. The insurance payments would not reduce the amounts payable by Nortel or NNL as disclosed in this report.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of December 31:

	2006	2005

Balance at the beginning of the year	$206	$271
Payments	(267)	(179)
Warranties issued	281	190
Revisions	(3)	(76)

Balance at the end of the year	$217	$206

14.	Commitments

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

The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of December 31:

	2006	2005

Bid and performance related bonds(a)	$231	$222
Other bonds(b)	30	44

Total bid, performance related and other bonds	$261	$266

(a)	Net of restricted cash and cash equivalent amounts of $7 and $36 as of December 31, 2006 and 2005, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $628 and $31 as of December 31, 2006 and 2005, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $30 as of December 31, 2006. These commitments expire at various dates through to 2016.

Purchase commitments

Nortel has entered into purchase commitments with certain suppliers under which it commits to buy a minimum amount or percentage of designated products or services in exchange for price guarantees or similar concessions. In certain of these agreements, Nortel may be required to acquire and pay for such products up to the prescribed minimum or forecasted purchases. As of December 31, 2006, Nortel had aggregate purchase commitments of $83. Significant purchase commitments are described below.

During the third quarter of 2003, Nortel renegotiated a supply arrangement with a key supplier. The renegotiated agreement requires that $2,800 in aggregate purchases with the supplier be made between June 2003 and June 2009. As of December 31, 2005, the remaining purchase commitment under the agreement was $232. During the year ended December 31, 2006, Nortel fulfilled this commitment.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the expected purchase commitments to be made over the next several years:

					Total
	2007	2008	2009	Thereafter	Obligations

Purchase commitments	$69	$12	$2	$—	$83

Amounts paid by Nortel under the above purchase commitments during the years ended December 31, 2006, 2005 and 2004 were $470, $1,134 and $1,088, respectively.

Operating leases and other commitments

As of December 31, 2006, the future minimum payments under operating leases, outsourcing contracts, special charges related to lease commitments accrued for as part of restructuring contract settlement and lease costs and related sublease recoveries under contractual agreements consisted of:

	Operating	Outsourcing	Special	Sublease
	Leases	Contracts	Charges	Income

2007	$123	$10	$60	$(17)
2008	105	10	41	(14)
2009	90	11	29	(13)
2010	95	—	38	(12)
2011	84	—	33	(9)
Thereafter	406	—	167	(21)

Total future minimum payments	$903	$31	$368	$(86)

Rental expense on operating leases for the years ended December 31, 2006, 2005 and 2004, net of applicable sublease income, amounted to $196, $175 and $179, respectively.

Expenses related to outsourcing contracts for the years ended December 31, 2006, 2005 and 2004 amounted to $93, $96 and $253, respectively, and were for services provided to Nortel primarily related to a portion of its information services function. The amount payable under Nortel’s outsourcing contracts is variable to the extent that Nortel’s workforce fluctuates from the baseline levels contained in the contracts. The table above shows the minimum commitment contained in the outsourcing contracts.

Nortel and Microsoft Corporation Alliance

In the third quarter of 2006, Nortel and Microsoft Corporation (“Microsoft”) entered into a four-year agreement, with provisions for extension, to form a strategic alliance to jointly develop, market and sell communications solutions. Under the agreement, Nortel and Microsoft agreed to form joint teams to collaborate on product development spanning enterprise, mobile and wireline carrier solutions. The agreement engages the companies at the technology, marketing and business levels and includes joint product development, solutions and systems integration, and go-to-market initiatives. Both companies will invest resources in marketing, business development and delivery.

Microsoft will make available to Nortel up to $52 in marketing and telephony systems integration funds to be offset against marketing costs incurred by Nortel, and $40 in research and development funds over the initial four year term of the agreement. Substantially all of the payments are scheduled to be received by Nortel beginning in fiscal year 2007 and are subject to Nortel achieving certain mutually agreed upon performance metrics. Microsoft will recoup its payment of research and development funds by receiving payments from Nortel of five percent of revenue over a mutually agreed upon enterprise voice and application business base plan. Any research and development funds that have not been recouped must be repaid in full by Nortel to Microsoft by March 31, 2012. As of December 31, 2006, Nortel has not received any of the research and development funds from Microsoft.

Microsoft and Nortel will each retain all revenues from sales or licenses of each party’s respective software, sales or leasing of each party’s respective hardware and delivery of services to customers and partners in accordance with separate agreements with each parties’ respective channel partners and/or customers.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In addition, Nortel entered into a patent cross license agreement that establishes an alliance relationship between Nortel and Microsoft. Nortel and Microsoft have agreed to exchange patent rights to certain products, services and technology. In consideration for access to Nortel’s developed technology, in the third quarter of 2006 Microsoft paid Nortel $40 that is to be recognized over a 4 year period.

15.	Financing arrangements and variable interest entities

Customer financing

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

Total customer financing as of December 31, 2006 and 2005 was $10 and $66, respectively, which included undrawn commitments of $1 and $50, respectively. During the years ended December 31, 2006 and 2005, Nortel reduced undrawn customer financing commitments by $49 and $19 ($8 relates to a VIE which Nortel began consolidating effective April 1, 2005), respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of December 31, 2006, all undrawn commitments were available for funding under the terms of the financing agreements.

During the years ended December 31, 2006, 2005 and 2004, Nortel recorded net customer financing bad debt expense (recovery) of $4, $4 and $(45), respectively, as a result of settlements and adjustments to other existing provisions. The recoveries and expense were included in the consolidated statements of operations within SG&A expense.

During the year ended December 31, 2006, Nortel did not enter into any new agreements to restructure and/or settle customer financing and related receivables. During the year ended December 31, 2005, Nortel entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, Nortel received cash consideration of approximately $112 ($36 of the proceeds was included in discontinued operations) to settle outstanding receivables of approximately $102 with a net carrying value of $101 ($33 of the net carrying value was included in discontinued operations).

Consolidation of variable interest entities

Certain lease financing transactions of Nortel were structured through single transaction VIEs that did not have sufficient equity at risk, as defined in FIN 46R. Effective July 1, 2003, Nortel prospectively began consolidating two VIEs for which Nortel was considered the primary beneficiary following the guidance of FIN 46, on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs debt, which represented the majority of the risks associated with the respective VIEs activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During 2004, the debt related to one of the VIEs was extinguished and as a result consolidation of this VIE was no longer required. As of December 31, 2006, Nortel’s consolidated balance sheet included $87 of long-term debt (see note 11) and $86 of plant and equipment — net related to the remaining VIE. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.

On June 3, 2005, Nortel acquired NGS, a VIE for which Nortel was considered the primary beneficiary under FIN 46R. The consolidated financial results of Nortel include NGS’s financial statements consolidated from the date of the acquisition (see note 10).

Nortel consolidates certain assets and liabilities held in certain employee benefit and life insurance trusts in Canada and the U.K., VIEs for which Nortel is considered the primary beneficiary under FIN 46R.

Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of December 31, 2006, none of these other interests or arrangements were considered significant variable interests and, therefore, were not disclosed in Nortel’s financial statements.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

16.	Capital stock

Common Share Consolidation

On November 6, 2006, Nortel’s Board of Directors approved a 1 for 10 consolidation of its outstanding common shares effective December 1, 2006. Nortel’s shares began trading on a consolidated basis on December 1, 2006. In connection with the common share consolidation, the number of shares of Nortel common stock outstanding as of December 31, 2006 was reduced from 4,339,347,470 to 433,934,747, without any change in par value per common share.

All references to share and per-share data for all periods presented in the consolidated financial statements have been adjusted to give effect to the 1 for 10 common share consolidation.

Common shares

Nortel Networks Corporation is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares and prepaid forward purchase contracts included in shareholders’ equity consisted of the following as of December 31:

	2006		2005		2004
	Number	$	Number	$	Number	$
	(Number of common shares in thousands)

Common shares:
Balance at the beginning of the year	433,916	$33,932	427,267	$33,840	416,671	$33,674
Shares issued pursuant to:
Stock option plans	263	12	262	14	713	39
Acquisition and acquisition related(a)	—	—	—	(1)	—	—
Common share cancellations(b)	(244)	(6)	(97)	(3)	—	—
Prepaid forward purchase contracts(c)	—	—	6,484	82	9,883	127

Balance at the end of the year	433,935	$33,938	433,916	$33,932	427,267	$33,840

(Number of prepaid forward purchase contracts)
Prepaid forward purchase contracts:(c)
Balance at beginning of the year	—	$—	384	$82	969	$209
Prepaid forward purchase contracts settled	—	—	(384)	(82)	(585)	(127)

Balance at the end of the year	—	$—	—	$—	384	$82

(a)	Common shares issued as part of the purchase price consideration. During the years ended December 31, 2006, 2005 and 2004, common shares were cancelled as earn out provisions were forfeited pursuant to their applicable agreements.
(b)	Relates to common shares of Nortel surrendered by members and former members of Nortel’s core executive team for cancellation in connection with the voluntary undertaking by each such individual to pay over a three year period an amount equal to the return to profitability bonus paid in 2003.
(c)	Included in additional paid in capital in the consolidated balance sheets. During the years ended December 31, 2006, 2005 and 2004, nil, 6,484 and 9,883 common shares were issued as a result of the early settlement of nil, 384 and 585 prepaid forward purchase contracts, respectively. The net proceeds from the settled contracts of nil, $82 and $127, respectively, were transferred from additional paid-in capital to common shares.

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

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Shareholder rights plan

At the Nortel annual and special shareholders’ meeting on June 29, 2006, shareholders approved the reconfirmation and amendment of Nortel’s shareholder rights plan, which will expire at the annual meeting of shareholders to be held in 2009 unless it is reconfirmed at that time. Under the rights plan, Nortel issues one right for each Nortel Networks Corporation common share outstanding. These rights would become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid and would, if exercised, permit shareholders that are not making an unsolicited takeover bid to purchase Nortel common shares at a significant discount.

17.	Earnings (loss) per common share

The following table details the weighted-average number of Nortel Networks Corporation common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	2006	2005(a)	2004(a)
	(Number of common shares in millions)

Basic weighted-average shares outstanding:
Issued and outstanding	434	430	426
Prepaid forward purchase contracts(b)	—	4	8

Basic weighted-average shares outstanding	434	434	434

Weighted-average shares dilution adjustments:
Dilutive stock options	—	—	—

Diluted weighted-average shares outstanding	434	434	434

Weighted-average shares dilution adjustments — exclusions:
Stock options	30	30	30
4.25% Convertible Senior Notes	18	18	18

(a)	As a result of the net loss from continuing operations for the years ended December 31, 2005 and 2004, all potential dilutive securities were considered anti-dilutive.
(b)	The impact of the minimum number of common shares to be issued upon settlement of the prepaid forward purchase contracts on a weighted-average basis was nil and 4 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, all common shares to be issued pursuant to the prepaid forward purchase contracts had been settled.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

18.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	2006	2005	2004

Accumulated foreign currency translation adjustment
Balance at the beginning of the year	$198	$345	$155
Change in foreign currency translation adjustment(a)	284	(147)	190

Balance at the end of the year	482	198	345

Unrealized gain (loss) on investments — net
Balance at the beginning of the year	31	33	96
Change in unrealized gain (loss) on investments	8	(2)	(63)

Balance at the end of the year(b)	39	31	33

Unrealized derivative gain (loss) on cash flow hedges — net
Balance at the beginning of the year	7	18	12
Change in unrealized derivative gain (loss) on cash flow hedges(c)	(17)	(11)	6

Balance at the end of the year	(10)	7	18

Minimum pension liability — net
Balance at the beginning of the year	(1,084)	(915)	(882)
Change in minimum pension liability adjustment(d)	94	(169)	(33)
Adoption of FASB statement No. 158(e)	990	—	—

Balance at the end of the year	—	(1,084)	(915)

Unamortized Pension and Post-Retirement Plan actuarial losses and prior service cost — net
Balance at the beginning of the year	—	—	—
Adoption of FASB statement No. 158(e)	(1,132)	—	—

Balance at the end of the year	(1,132)	—	—

Accumulated other comprehensive loss	$(621)	$(848)	$(519)

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive loss until realized. Unrealized gain (loss) on investments was net of tax of nil, for each of the years ended December 31, 2006, 2005 and 2004. During the years ended December 31, 2006, 2005 and 2004, realized (gains) losses on investments of $5, $(9) and $(14), respectively, were reclassified to other income (expense) — net in the consolidated statements of operations.
(c)	During the years ended December 31, 2006, 2005 and 2004, net derivative gains of $14, $18 and $14 were reclassified to other income (expense) — net. Unrealized derivative gain (loss) on cash flow hedges is net of tax of nil, nil and nil for the years ended December 31, 2006, 2005 and 2004, respectively. Nortel estimates that $10 of net derivative gains (losses) included in accumulated other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.
(d)	Represents non-cash charges to shareholders’ equity related to the increase in the minimum required recognizable liability associated with Nortel’s pension plans (see note 9). The change in minimum pension liability adjustment is presented net of tax of $24, $6 and nil for the years ended December 31, 2006, 2005 and 2004, respectively.
(e)	Represents non-cash charges to shareholders’ equity related to the adoption of SFAS 158 (see note 9). The charge is presented net of tax of $60 for the year ended December 31, 2006.

19.	Stock-based compensation plans

Stock options

Prior to 2006, Nortel granted options to purchase Nortel common shares under two existing stock option plans, the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”) and the Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (the “1986 Plan”). Under these two plans, options to purchase Nortel common shares could be granted to employees and, under the 2000 Plan, options could be also granted to directors of Nortel. The options

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

under both plans entitle the holders to purchase one common share at a subscription price of not less than 100% of market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Options granted prior to 2003 generally vest 33 1/3% on the anniversary date of the grant for three years. Commencing in 2003, options granted generally vest 25% each year over a four-year period on the anniversary of the date of grant. The Compensation and Human Resources Committee of the Board of Directors of Nortel and NNL (the “CHRC”) that administers both plans generally has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the term of an option exceed ten years. Nortel meets its obligations under both plans by issuing Nortel common shares. Common shares remaining available for grant after December 31, 2005 under the 2000 Plan and the 1986 Plan (and including common shares that become available upon expiration or termination of options granted under such plans) have been rolled over and are available for grant under the Nortel 2005 Stock Incentive Plan (the “SIP”) effective January 1, 2006.

During 2005, the shareholders of Nortel approved the SIP, a stock-based compensation plan, which permits grants of stock options, including incentive stock options, SARs, PSUs and RSUs to employees of Nortel and its subsidiaries. On November 6, 2006, the SIP was amended and restated effective as of December 1, 2006, to adjust the number of common shares available for grant thereunder to reflect the 1 for 10 consolidation of Nortel’s issued and outstanding common shares. The subscription price for each share subject to an option shall not be less than 100% of the market value of common shares of Nortel on the date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Options granted under the SIP generally vest 25% each year over a four-year period on the anniversary of the date of grant. The CHRC, which administers the SIP, generally has the discretion to accelerate or waive any condition to the vesting of options, but in no case shall options granted become exercisable within the first year (except in the event of death), and in no case shall the exercise period exceed ten years. Nortel meets its obligations under the SIP by issuing Nortel common shares. All stock options granted have been classified as equity instruments based on the settlement provisions of the stock-based compensation plans.

Stand-alone SARs or SARs in tandem with options may be granted under the SIP. Upon the exercise of a vested SAR, a holder will be entitled to receive payment of an amount equal to the excess of the market value of a common share of Nortel on the date of exercise over the subscription or base price under the SAR. On the exercise of a tandem SAR, the related option shall be cancelled. As of December 31, 2006 and 2005, there were no SARs outstanding.

As of December 31, 2006, the maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of Nortel under each of the 1986 Plan, 2000 Plan and SIP is as follows:

Maximum
(Number of common
shares in thousands)

1986 Plan
Issuable to employees	46,972
2000 Plan
Issuable to non-employee directors	50
Issuable to employees	9,400
SIP
Issuable to employees	12,200

In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established and options were granted under the 1986 Plan and the 2000 Plan in connection with this program. Under that program, a participant was granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of a common share of Nortel on the date of grant and the replacement options have an exercise price equal to the market value of a common share of Nortel on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of Nortel at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes and brokerage costs associated with

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

the exercise of the initial options. No Key Contributor Program options were granted for the years ended December 31, 2006 and 2005.

During the year ended December 31, 2006, approximately 48,360 Nortel common shares were issued pursuant to the exercise of stock options granted under the 1986 Plan and 25,724 Nortel common shares were issued pursuant to the exercise of stock options granted under the 2000 Plan. During the year ended December 31, 2006, approximately 4,040,201 stock options, 812,350 RSUs and 464,000 PSUs were granted under the SIP. During the year ended December 31, 2006, there were 182,865 Nortel common shares issued pursuant to the vesting of RSUs granted under the SIP. During the year ended December 31, 2006, there were no stock options exercised or PSUs that vested under the SIP.

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

The following is a summary of the total number of outstanding stock options and the maximum number of stock options available for grant:

		Weighted-
		Average	Aggregate
	Outstanding	Exercise	Intrinsic	Available
	Options	Price	Value	for Grant
	(Thousands)		(Thousands)	(Thousands)

Balance at December 31, 2003	28,840	$122.70	$143,917	8,800
Granted options under all stock option plans	3,786	$77.40	$—	(3,786)
Options exercised	(713)	$42.40	$24,885	—
Options forfeited	(791)	$52.20		786
Options expired	(1,667)	$266.40		1,506

Balance at December 31, 2004	29,455	$117.70	$70,486	7,306
SIP 2005 maximum share issuance limit	—	$—		12,200
Granted options under all stock option plans	6,422	$29.20	$10,767	(7,119	)(a)
Options exercised	(262)	$22.70	$1,876	—
Options forfeited	(783)	$59.20		779	(a)
Options expired	(4,540)	$171.60		3,798	(a)

Balance at December 31, 2005	30,292	$94.30	$44,553	16,964
Granted options under all stock option plans	4,040	$21.09	$22,787	(5,317	)(a)
Options exercised	(80)	$22.10	$577	—
Options forfeited	(1,257)	$39.30		1,362	(a)
Options expired	(3,202)	$143.61		2,684	(a)
Fractional share adjustment(b)	(11)	$—		10

Balance at December 31, 2006	29,782	$81.72	$36,952	15,703

(a)	Amount is inclusive of RSUs and PSUs granted or cancelled. RSUs and PSUs reduce shares available for grant under the SIP.
(b)	Relates to an adjustment required as a result of the 1 for 10 common share consolidation effective December 1, 2006.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize information about stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding
		Weighted-
		Average	Weighted-
		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life	Price	Value
	(Thousands)	(In years)		(Thousands)

$0.0000 - $23.9000	8,130	7.5	$22.19	$36,921
$23.9001 - $35.8515	7,057	7.7	$29.74	$31
$35.8516 - $53.7788	531	4.4	$50.74	$—
$53.7789 - $80.6696	6,661	4.7	$69.56	$—
$80.6697 - $121.0059	3,518	3.7	$93.54	$—
$121.0060 - $181.5104	828	1.7	$149.92	$—
$181.5105 - $272.2671	1,418	2.5	$226.78	$—
$272.2672 - $408.4022	804	2.7	$328.84	$—
$408.4023 - $612.6047	433	2.8	$522.98	$—
$612.6048 - $1,026.6235	402	2.7	$714.91	$—

	29,782	5.7	$81.72	$36,952

Options expected to vest as of December 31, 2006	28,352	5.6	$84.13	$33,582

	Options Exercisable
			Weighted-
			Average	Weighted-
			Remaining	Average	Aggregate
	Number		Contractual	Exercise	Intrinsic
Range of Exercise Prices	Exercisable		Life	Price	Value
	(Thousands)		(In years)		(Thousands)

$0.0000 - $23.9000	3,261		5.5	$23.23	$11,426
$23.9001 - $35.8515	2,686		6.5	$30.18	$26
$35.8516 - $53.7788	531		4.4	$50.75	$—
$53.7789 - $80.6696	5,629		4.3	$68.27	$—
$80.6697 - $121.0059	3,039		3.2	$94.41	$—
$121.0060 - $181.5104	780		1.7	$150.05	$—
$181.5105 - $272.2671	1,393		2.5	$227.17	$—
$272.2672 - $408.4022	804		2.7	$328.82	$—
$408.4023 - $612.6047	433		2.8	$522.98	$—
$612.6048 - $1,026.6235	402		2.7	$714.91	$—

	18,958	(a)	4.3	$109.02	$11,452

(a)	Total number of exercisable options for the years ended December 31, 2006 and 2005 were 18,958 and 18,547, respectively. During the periods of March 10, 2004 to June 1, 2005, and March 10, 2006 to June 6, 2006, the exercise of otherwise exercisable stock options was suspended due to Nortel and NNL not being in compliance with certain reporting requirements of U.S. and Canadian securities regulators.

The aggregate intrinsic value of outstanding and exercisable stock options provided in the preceding table represents the total pre-tax intrinsic value of outstanding and exercisable stock options based on Nortel’s closing stock price of $26.73 as of December 29, 2006, the last trading day for Nortel common shares in 2006, which is assumed to be the price that would have been received by the stock option holders had all stock option holders exercised and sold their options on that date. The total number of in-the-money options exercisable as of December 31, 2006 was 3,282,686.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Nonvested shares

Nortel’s nonvested share awards consist of (i) options granted under all of Nortel’s stock option plans and (ii) RSU and PSU awards granted under the SIP. The fair value of each nonvested share award is calculated using the stock price on the date of grant. A summary of the status of nonvested share awards as of December 31, 2006, and changes throughout the year ended December 31, 2006, is presented below.

	Options		RSU Awards		PSU Awards
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Grant Date		Grant Date
	Shares	Price	Shares	Fair Value(a)	Shares	Fair Value(b)
	(Thousands)		(Thousands)		(Thousands)

Nonvested shares at December 31, 2005	11,745	$40.92	697	$31.48	—	$—
Granted	4,040	$21.09	813	$21.01	464	$22.54
Vested	(3,707)	$40.61	(183)	$31.80	—	$—
Forfeited	(1,257)	$39.30	(87)	$28.50	(17)	$22.68
Fractional share adjustment(c)	3	$—	—	$—	—	$—

Nonvested shares at December 31, 2006	10,824	$33.91	1,240	$24.74	447	$22.44

(a)	RSU awards do not have an exercise price, therefore grant date weighted-average fair value has been calculated. The grant date fair value for the RSU awards is the stock price on the date of grant.
(b)	PSU awards do not have an exercise price, therefore grant date weighted-average fair value has been calculated using a Monte Carlo simulation model.
(c)	Relates to an adjustment required as a result of the 1 for 10 common share consolidation effective December 1, 2006.

As of December 31, 2006, there was $109 of total unrecognized compensation cost related to Nortel’s nonvested stock options that is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2006, there were $27 and $8 of total unrecognized compensation cost related to Nortel’s nonvested RSUs and PSUs, respectively, that are expected to be recognized over a weighted-average period of 2.5 and 2.5 years, respectively.

Restricted stock units and Performance stock units

RSUs and PSUs can be issued under the SIP. RSUs generally become vested based on continued employment and PSUs generally become vested subject to the attainment of performance criteria. Each RSU or PSU granted under the SIP generally represents one common share of Nortel. Vested units will generally be settled upon vesting by delivery of a common share of Nortel for each vested unit or payment of a cash amount equal to the market value of a common share of Nortel at the time of settlement, or a combination thereof, as determined in the discretion of the CHRC.

The number of RSUs granted during the year ended December 31, 2006 was 812,350. All of the RSUs awarded to executive officers in 2005 and going forward vest in equal installments on the first three anniversary dates of the date of the award. The RSUs awarded in 2005 and 2006 under the SIP will be settled in shares at the time of vesting. All RSUs granted have been classified as equity instruments based on the settlement provisions of the stock-based compensation plans.

The number of PSUs granted during the year ended December 31, 2006 was 464,000. Vesting and settlement of PSUs at the end of the three year performance period will depend upon the level of achievement of certain performance criteria based on the relative total shareholder return on the common shares of Nortel compared to the total shareholder return on the common shares of a comparative group of companies included in the Dow Jones Technology Titans 30 Index (the “Technology Index”). The number of common shares to be issued for the vested PSUs are determined based on Nortel’s ranking within the Technology Index and can range from 0% to 200%. All PSUs granted have been classified as equity instruments based on the settlement provisions of the stock-based compensation plans.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the total number of outstanding RSU awards granted:

			Weighted
		Weighted-	Average
	Outstanding	Average	Remaining
	RSU Awards	Grant Date	Contractual
	Granted	Fair Value(a)	Life
	(Thousands)		(In years)

Balance at December 31, 2004(b)	—	$—	—
Granted RSU awards	697	$31.28
Awards exercised	—	$—
Awards forfeited	—	$—
Awards expired	—	$—

Balance at December 31, 2005	697	$31.48	9.7
Granted RSU awards	813	$21.01
Awards exercised	(183)	$31.80
Awards forfeited	(87)	$28.50
Awards expired	—	$—

Balance at December 31, 2006	1,240	$24.74	9.2

RSUs expected to vest as of December 31, 2006	1,150	$24.74	9.2

(a)	RSU awards do not have an exercise price, therefore grant date weighted-average fair value has been calculated. The grant date fair value for the RSU awards is the stock price on the date of grant.
(b)	There were no RSUs issued prior to January 1, 2005 as a part of the SIP.

The weighted-average grant-date fair value of the RSUs awarded for the year ended December 31, 2005 was $31.28.

The following is a summary of the total number of outstanding PSU awards granted:

			Weighted
		Weighted-	Average
	Outstanding	Average	Remaining
	PSU Awards	Grant Date	Contractual
	Granted	Fair Value(a)	Life
	(Thousands)		(In years)

Balance at December 31, 2005(b)	—	$—	—
Granted PSU awards	464	$22.54
Awards exercised	—	$—
Awards forfeited	(17)	$22.68
Awards expired	—	$—

Balance at December 31, 2006	447	$22.44	9.5

PSUs expected to vest as of December 31, 2006	414	$22.44	9.5

(a)	PSU awards do not have an exercise price therefore grant date weighted-average fair value has been calculated. The grant date fair value for the PSU awards was determined using a Monte Carlo simulation model.
(b)	There were no PSUs issued prior to January 1, 2006.

Directors’ deferred share compensation plans

Under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan, non-employee directors can elect to receive all or a portion of their compensation for services rendered as a director of Nortel or NNL, any committees thereof, and as board or committee chairperson, in share units with the remainder of such fees to be paid in cash. Generally, the share units are settled four trading days following the release of Nortel’s financial results after the director ceases to be a member of the applicable board, and each share unit entitles the holder to receive one common share of Nortel purchased on the open market. As of December 31, 2006 and 2005, the number of share units outstanding and the DSU expense were not material to Nortel’s results of operations and financial condition.

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

The ESPPs are designed to have four offering periods each year, with each offering period beginning on the first day of each calendar quarter. Eligible employees are permitted to have up to 10 percent of their eligible compensation deducted from their pay during each offering period to contribute towards the purchase of Nortel Networks Corporation common shares. The Nortel common shares are purchased by an independent broker through the facilities of the TSX and/or NYSE, and held by a custodian on behalf of the plan participants.

For eligible employees, Nortel Networks Corporation common shares were purchased on the TSX at fair market value but employees effectively paid only 85% of that price as a result of Nortel contributing the remaining 15% of the price.

The purchases under the ESPPs for the years ended December 31 are shown below:

	2006(b)	2005(b)	2004
	(Number of shares in thousands)

Nortel Networks Corporation common shares purchased(a)	294	78	—
Weighted-average price of shares purchased	$25.43	$30.68	$—

(a)	Compensation expense was recognized for Nortel’s portion of the contributions. Nortel contributed an amount equal to the difference between the market price and the purchase price.
(b)	During the periods of March 10, 2004 to June 1, 2005, and March 10, 2006 to June 6, 2006, the ESPPs were suspended due to Nortel and NNL not being in compliance with certain reporting requirements of U.S. and Canadian securities regulators.

Stock-based compensation

Effective January 1, 2006, Nortel adopted SFAS 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Nortel adopted SFAS 123R using the modified prospective transition method and accordingly the results of prior periods have not been restated. This method requires that the provisions of SFAS 123R are generally applied only to share-based awards granted, modified, repurchased or cancelled on January 1, 2006, and thereafter. Nortel voluntarily adopted fair value accounting for share-based awards effective January 1, 2003 (under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123”). Using the prospective method, Nortel measured the cost of share-based awards granted or modified on or after January 1, 2003, using the fair value of the award and began recognizing that cost in the consolidated statements of operations over the vesting period. Nortel will recognize the remaining cost of these awards over the remaining service period following the provisions of SFAS 123R. For those grants prior to January 1, 2003, that were nonvested and outstanding as of January 1, 2006, Nortel will recognize the remaining cost of these awards over the remaining service period as required by the new standard.

Nortel did not accelerate the recognition of expense for those awards that applied to retirement eligible employees prior to the adoption of SFAS 123R, but rather expensed those awards over the vesting period. Therefore, an expense of approximately $4 was recognized during the year ended December 31, 2006, that would not have been recognized had Nortel accelerated recognition of the expense prior to January 1, 2006, the adoption date of SFAS 123R.

SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. Since share-based compensation expense recognized in the consolidated statements of operations for year ended December 31, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Prior to the adoption of SFAS 123R, Nortel recognized forfeitures as they occurred. In the year ended December 31, 2006, Nortel recorded a gain of $9 as a cumulative effect of an accounting change, as a result of the change in accounting for forfeitures under SFAS 123R. In Nortel’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, Nortel accounted for forfeitures as they occurred.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In November 2005, the FASB issued FASB FSP No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”). Nortel elected to adopt the alternative transition method to SFAS 123R in accounting for the tax effects of share-based payment awards to employees. The elective method comprises a computational component that establishes a beginning balance of the Additional Paid In Capital (“APIC”) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. As of December 31, 2006, the APIC balance was nil, and there were no other material impacts as a result of the adoption of FSP FAS 123R-3.

Stock-based compensation recorded during the years ended December 31 was as follows:

	2006		2005	2004

Stock-based compensation:
Stock option expense	$93	(b)	$87	$77
RSU expense(a)	8		1	41
PSU expense	2		—	—
DSU expense(a)	—		1	(1)

Total stock-based compensation reported — net of tax	$103		$89	$117

(a)	Compensation related to employer portion of RSUs and DSUs was net of tax of nil in each period.
(b)	Includes a reduction of stock option expense of approximately $9, recognized during the first quarter of 2006, to align Nortel’s recognition of stock option forfeitures with the adoption of SFAS 123R.

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

The following weighted-average assumptions were used in computing the fair value of stock options for purposes of expense recognition and pro forma disclosures, as applicable, for the following periods:

	2006	2005	2004

Black-Scholes weighted-average assumptions
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility(a)	73.66%	86.26%	94.47%
Risk-free interest rate(b)	5.00%	4.11%	2.96%
Expected option life in years(c)	4	4	4
Weighted-average stock option fair value per option granted	$12.21	$18.81	$52.08

(a)	The expected volatility of Nortel’s stock is estimated using the daily historical stock prices over a period equal to the expected term.
(b)	Nortel used the five year government treasury bill rate to approximate the four year risk free rate.
(c)	The expected term of the stock options is estimated based on historical grants with similar vesting periods.

The fair value of RSU awards is the stock price on the date of grant. Nortel estimates the fair value of PSU awards using a Monte Carlo simulation model, consistent with the provisions of SFAS 123R. Certain assumptions used in the model include (but are not limited to) the following:

2006

Monte Carlo assumptions
Beta (range)	2.0 - 2.1
Risk-free interest rate (range)(a)	4.79% - 5.10%
Equity risk premium	5.00%

(a)	The risk-free rate used was the three year government treasury bill rate.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2006, the annual forfeiture rates applied to Nortel’s stock option plans were 13% and 7% for the RSU and PSU awards, respectively.

The compensation cost that has been charged against income for Nortel’s share-based award plans was $93, $87 and $77 for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the statements of operations for stock-based award compensation was nil for each of the years ended December 31, 2006, 2005 and 2004.

As of December 31, 2006, there was $147 of total unrecognized compensation cost related to Nortel’s stock option plans that is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2006, there was $26 of total unrecognized compensation cost related to Nortel’s RSU awards granted which is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2006, there was $8 of total unrecognized compensation cost related to Nortel’s PSU awards granted which is expected to be recognized over a weighted-average period of 2.5 years.

Cash received from exercise under all share-based payment arrangements was $2 for the year ended December 31, 2006, and $6 for the year ended December 31, 2005. Tax benefits realized by Nortel related to these exercises were nil for each of the years ended December 31, 2006 and 2005.

Suspension of Nortel stock based compensation plans

As a result of Nortel’s March 10, 2006 announcement that it and NNL would delay the filing of the 2005 Annual Reports, Nortel suspended, as of March 10, 2006, the grant of any new equity and exercise or settlement of previously outstanding awards under the SIP, the purchase of Nortel common shares under the ESPPs, the exercise of outstanding options granted under the 2000 Plan and the 1986 Plan, the exercise of outstanding options granted under employee stock option plans previously assumed by Nortel in connection with mergers and acquisitions and the purchase of units in a Nortel stock fund or purchase of Nortel common shares under defined contribution and investment plans. In the second quarter of 2006, Nortel lifted the suspension on the stock based compensation plans, upon its compliance with U.S. and Canadian regulatory securities filing requirements with the filing of Nortel’s and NNL’s 2006 First Quarter Reports.

20.	Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel’s significant influence and with joint ventures of Nortel. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Transactions with related parties for the years ended December 31 are summarized as follows:

	2006	2005	2004

Revenues:
LG Electronics Inc.(a)	$27	$—	$—
Vodavi Communications Systems Inc. (“Vodavi”)(b)	22	2	—
Other	5	2	1

Total	$54	$4	$1

Purchases:
Bookham	$33	$20	$73
LG Electronics Inc.(a)	238	41	—
Sasken Communications Technology Ltd. (“Sasken”)(c)	34	18	—
GNTEL Co., Ltd (“GNTEL”)(d)	74	10	—
Other	6	1	—

Total	$385	$90	$73

(a)	LG holds a minority interest in LG-Nortel. Nortel’s sales and purchases relate primarily to certain inventory related items. As of December 31, 2006, accounts payable to LG was $76, compared to $18 as at December 31, 2005.

(b)	LG-Nortel currently owns a minority interest in Vertical Communications Ltd. (“Vertical”), which on December 1, 2006 acquired Vodavi. Vertical supports LG-Nortel’s efforts to distribute Nortel’s products to the North American market.

(c)	Nortel currently owns a minority interest in Sasken. Nortel’s purchases from Sasken relate primarily to software and other software development related purchases. As of December 31, 2006, accounts payable to Sasken was $2, compared to $2 as at December 31, 2005.

(d)	Nortel holds a minority interest in GNTEL through its business venture LG-Nortel. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of December 31, 2006, accounts payable to GNTEL was $17, compared to nil as at December 31, 2005.

As of December 31, 2006 and 2005, accounts receivable from related parties were $13 and $8, respectively. As of December 31, 2006 and 2005, accounts payable to related parties were $97 and $26, respectively.

21.	Contingencies

Subsequent to Nortel’s announcement on February 15, 2001, in which it provided revised guidance for its financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel and certain of its then-current officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada (collectively, the “Nortel I Class Actions”). These lawsuits in the U.S. District Court for the Southern District of New York, where all the U.S. lawsuits were consolidated, the Ontario Superior Court of Justice, the Supreme Court of British Columbia and the Quebec Superior Court were filed on behalf of shareholders who acquired securities of Nortel during certain periods between October 24, 2000 and February 15, 2001. The lawsuits allege, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities.

Subsequent to Nortel’s announcement on March 10, 2004, in which it indicated it was likely that Nortel would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports in 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel and certain of its then-current and former officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada (collectively, the “Nortel II Class Actions”). These lawsuits in the U.S. District Court for the Southern District of New York, the Ontario Superior Court of Justice and the Quebec Superior Court were filed on behalf of shareholders who acquired securities of Nortel during certain periods between February 16, 2001 and July 28, 2004. The lawsuits allege, among other things, violations of U.S. federal and Canadian provincial securities laws, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with certain of Nortel’s financial results. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities.

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Nortel has entered into agreements to settle all of the Nortel I Class Actions and Nortel II Class Actions (the “Global Class Action Settlement”), except one related Canadian action described below. In December 2006 and January 2007, the Global Class Action Settlement was approved by the courts in New York, Ontario, British Columbia and Quebec, and remains conditioned on, among other things, securities regulatory and stock exchange approvals and finalizing the court approval orders.

Under the terms of the Global Class Action Settlement, Nortel will pay $575 in cash and issue approximately 62,866,775 common shares of Nortel (representing approximately 14.5% of Nortel’s common shares outstanding as of February 7, 2006, the date an agreement in principle was reached with the plaintiffs in the U.S. class action lawsuits), reflecting Nortel’s 1 for 10 common share consolidation on December 1, 2006, to the plaintiffs, and Nortel will contribute to the plaintiffs one-half of any recovery from its ongoing litigation against certain of its former senior officers who were terminated for cause in 2004, which seeks the return of payments made to them in 2003 under Nortel’s bonus plan. On June 1, 2006, Nortel placed $575 plus accrued interest of $5 into escrow and has classified this amount as restricted cash. The total settlement amount will include all plaintiffs’ court-approved attorneys’ fees. As a result of the Global Class Action Settlement, Nortel has established a litigation reserve and recorded a charge to its full-year 2005 financial results of $2,474, $575 of which related to the cash portion of the Global Class Action Settlement, while $1,899 related to the equity component. A recovery of $219 was recorded as at December 31, 2006, to reflect the fair value mark-to-market adjustment of the Nortel common shares and the equity component of the litigation reserve will be adjusted in future quarters, based on the fair value of the Nortel common shares issuable, until the settlement is finalized. The administration of the settlement will be a complex and lengthy process. Once the securities regulatory and stock exchange approvals have been obtained and the court approval orders are finalized following the exhaustion of any appeals and appeal periods, the claims administrator will submit a list of approved claims to the appropriate courts for approval. Once all the courts have approved the claims, the process of distributing cash and share certificates to claimants can begin. It is not possible to predict how long the process will take, although it likely will be many months.

Nortel’s insurers have agreed to pay $228.5 in cash toward the settlement and Nortel has agreed to certain indemnification obligations with its insurers. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement.

Under the terms of the Global Class Action Settlement, Nortel also agreed to certain corporate governance enhancements. These enhancements, which include the codification of certain of Nortel’s current governance practices in the written mandate for its Board of Directors and the inclusion in its Statement of Corporate Governance Practices contained in Nortel’s annual proxy circular and proxy statement of disclosure regarding certain other governance practices.

In August 2006, Nortel reached a separate agreement in principle to settle a class action lawsuit in the Ontario Superior Court of Justice that is not covered by the Global Class Action Settlement, subject to court approval (the “Ontario Settlement”). In February 2007, the court approved the settlement. The settlement did not have a material impact on Nortel’s financial condition and an accrued liability was recorded in the third quarter of 2006.

In April 2004, Nortel announced that it was under investigation by each of the SEC and the Ontario Securities Commission in connection with the restatements of its financial statements in 2003 and 2004. These investigations are ongoing.

In May 2004, Nortel received a federal grand jury subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. In August 2005, Nortel received an additional federal grand jury subpoena seeking additional documents, including documents relating to the Nortel Retirement Income Plan and the Nortel Long-Term Investment Plan. This investigation is ongoing. A criminal investigation into Nortel’s financial accounting situation by the Integrated Market Enforcement Team of the Royal Canadian Mounted Police is also ongoing.

Beginning in December 2001, Nortel, together with certain of its then-current and former directors, officers and employees, was named as a defendant in several purported class action lawsuits pursuant to the United States Employee Retirement Income Security Act. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the period from March 7, 2000, through

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

November 28, 2006. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in Nortel’s common shares through the investment plan. A class of plaintiffs in this action has not yet been certified.

In January 2005, Nortel and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, their former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003.

In April 2006, Mr. Dunn filed a Notice of Action and Statement of Claim in the Ontario Superior Court of Justice against Nortel and NNL asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgement interest and costs.

In May and October 2006, respectively, Messrs. Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against Nortel and NNL asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre-and post-judgment interest and costs.

Except as otherwise described herein, each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 and the related fair value adjustments, which Nortel has recorded in its 2005 and 2006 financial results as a result of the Global Class Action Settlement and the accrued liability for the Ontario Settlement, Nortel has not made any provisions for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims and investigations. Except for the Global Class Action Settlement, Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its business, results of operations, financial condition or liquidity. Except for matters encompassed by the Global Class Action Settlement and the Ontario Settlement, Nortel intends to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgement it would be in the best interest of shareholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

Nortel is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Environmental matters

Nortel’s business is subject to a wide range of continuously evolving environmental laws in various jurisdictions. Nortel seeks to operate its business in compliance with these changing laws and regularly evaluates their impact on operations, products and facilities. Existing and new laws may cause Nortel to incur additional costs. In some cases, environmental laws affect Nortel’s ability to import or export certain products to or from, or produce or sell certain products in, some jurisdictions, or have caused it to redesign products to avoid use of regulated substances. Although costs relating to environmental compliance have not had a material adverse effect on the business, results of operations, financial condition or liquidity to date, there can be no assurance that such costs will not have a material adverse effect going forward. Nortel continues to evolve compliance plans and risk mitigation strategies relating to the new laws and requirements. Nortel intends to design and manufacture products that are compliant with all applicable legislation and meet its quality and reliability requirements.

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

Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of December 31, 2006, the accruals on the consolidated balance sheet for

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

environmental matters were $27. Based on information available as of December 31, 2006, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

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

2007 Restructuring Plan

On February 7, 2007, Nortel announced a restructuring work plan (the “2007 Restructuring Plan”) that includes a net reduction of its global workforce by approximately 2,900 positions, as well as cost containment actions relating to its global real estate assets. In addition, Nortel plans to shift approximately 1,000 positions to lower-cost locations. The majority of the workforce reductions are expected to occur during the course of 2007 with the balance occurring in 2008. The 2007 Restructuring Plan will also reduce its global real-estate portfolio by approximately 500,000 square feet in 2007. The estimated cost of the 2007 Restructuring Plan initiatives is expected to be approximately $390, of which approximately $300 relates to the workforce reductions and approximately $90 to the real estate cost containment actions.

Nortel restatement of previously issued financial statements

On March 1, 2007 Nortel announced that it and NNL would restate their financial results for 2005, 2004 and the first nine months of 2006, and would have adjustments prior to 2004. As a result, Nortel delayed its filing of its annual report on Form 10-K for the year ended December 31, 2006 beyond its regulatory filing deadline of March 1, 2007. As a result of the breach of certain provisions of NNL’s EDC Support Facility related to the required restatement by NNL of certain of its prior period results, absent a waiver, EDC will have the right to refuse to issue additional support and to terminate its commitments under the Support Facility, subject to a 30 day cure period with respect to certain provisions. On March 9, 2007 NNL received a waiver from EDC in respect of its breaches.

As Nortel filed its 2006 Form 10-K within the 15-day period permitted by SEC Regulation 12B-25, and NNL filed its 2006 Form 10-K by the applicable March 31, 2007 deadline, the delay did not result in a breach of provisions with respect to Nortel’s outstanding indebtedness and related indentures.

* * * * *

Quarterly Financial Data (Unaudited)

The following financial data present the impact of the restatement on Nortel’s previously issued condensed consolidated statements of operations and cash flows for each of the quarters ended March 31, 2006; June 30, 2006; September 30, 2006; March 31, 2005; June 30, 2005; September 30, 2005; and December 31, 2005 and condensed consolidated balance sheets as at March 31, 2006; June 30, 2006; and September 30, 2006 (refer to note 4 of the accompanying consolidated financial statements for a description of the nature of the adjustments). The quarter ended December 31, 2006 has not been previously reported.

Nortel believes all adjustments necessary for a fair presentation of the results for the periods presented have been made.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
	As Previously		As Previously
	Reported(i)	As Restated	Reported(i)	As Restated
	(Millions of U.S. dollars, except per share amounts)

Revenues:
Products	$2,080	$2,088	$2,162	$2,156
Services	302	302	227	226

Total revenues	2,382	2,390	2,389	2,382

Cost of Revenues:
Products	1,305	1,296	1,258	1,266
Services	169	169	119	119

Total cost of revenues	1,474	1,465	1,377	1,385

Gross profit	908	925	1,012	997
Selling, general and administrative expense	595	610	578	582
Research and development expense	478	479	474	478
Amortization of intangibles	5	5	2	2
Special charges	5	5	14	14
(Gain) loss on sale of businesses and assets	(35)	(39)	22	24
Shareholder litigation settlement expense	19	19	—	—

Operating earnings (loss)	(159)	(154)	(78)	(103)
Other income — net	69	56	54	53
Interest expense
Long-term debt	(46)	(45)	(50)	(50)
Other	(24)	(16)	(3)	(3)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(160)	(159)	(77)	(103)
Income tax benefit (expense)	(23)	(25)	(16)	(18)

	(183)	(184)	(93)	(121)
Minority interests — net of tax	9	6	(14)	(11)
Equity in net earnings (loss) of associated companies — net of tax	(2)	(2)	1	1

Net earnings (loss) from continuing operations	(176)	(180)	(106)	(131)
Net earnings from discontinued operations — net of tax	—	—	2	2

Net earnings (loss) before cumulative effect of accounting change	(176)	(180)	(104)	(129)
Cumulative effect of accounting change — net of tax	9	9	—	—

Net earnings (loss)	$(167)	$(171)	$(104)	$(129)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.39)	$(0.39)	$(0.25)	$(0.30)
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.39)	$(0.39)	$(0.25)	$(0.30)

(i)	Commencing in the third quarter of 2006 Nortel disclosed revenues and cost of revenues from both its products and services. Previous quarters have been updated to reflect this presentation change. Additionally, the earnings per share amounts have been updated to reflect the 1 for 10 share consolidation.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	As Previously		As Previously
	Reported(i)	As Restated	Reported(i)	As Restated
	(Millions of U.S. dollars, except per share amounts)

Revenues:
Products	$2,421	$2,459	$4,501	$4,547
Services	323	321	625	623

Total revenues	2,744	2,780	5,126	5,170

Cost of revenues:
Products	1,502	1,535	2,807	2,831
Services	176	177	345	346

Total cost of revenues	1,678	1,712	3,152	3,177

Gross profit	1,066	1,068	1,974	1,993
Selling, general and administrative expense	596	614	1,191	1,224
Research and development expense	489	498	967	977
Amortization of intangibles	6	6	11	11
In-process research and development expense	16	16	16	16
Special charges	45	49	50	54
(Gain) loss on sale of businesses and assets	10	12	(25)	(27)
Shareholder litigation settlement recovery	(510)	(510)	(491)	(491)

Operating earnings (loss)	414	383	255	229
Other income — net	51	64	120	120
Interest expense
Long-term debt	(59)	(58)	(105)	(103)
Other	(11)	(19)	(35)	(35)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	395	370	235	211
Income tax benefit (expense)	(27)	(29)	(50)	(54)

	368	341	185	157
Minority interests — net of tax	1	4	10	10
Equity in net earnings (loss) of associated companies — net of tax	(3)	(3)	(5)	(5)

Net earnings (loss) from continuing operations	366	342	190	162
Net earnings from discontinued operations — net of tax	—	—	—	—

Net earnings (loss) before cumulative effect of accounting change	366	342	190	162
Cumulative effect of accounting change	—	—	9	9

Net earnings (loss)	$366	$342	$199	$171

Basic and diluted earnings (loss) per common share
— from continuing operations	$0.84	$0.79	$0.46	$0.39
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$0.84	$0.79	$0.46	$0.39

(i)	Commencing in the third quarter of 2006 Nortel disclosed revenues and cost of revenues from both its products and services. Previous quarters have been updated to reflect this presentation change. Additionally, the earnings per share amounts have been updated to reflect the 1 for 10 share consolidation.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As Previously		As Previously
	Reported(i)	As Restated	Reported(i)	As Restated
	(Millions of U.S. dollars, except per share amounts)

Revenues:
Products	$2,329	$2,320	$4,491	$4,476
Services	290	289	517	515

Total revenues	2,619	2,609	5,008	4,991

Cost of Revenues:
Products	1,333	1,321	2,591	2,587
Services	152	152	271	271

Total cost of revenues	1,485	1,473	2,862	2,858

Gross profit	1,134	1,136	2,146	2,133
Selling, general and administrative expense	588	592	1,166	1,174
Research and development expense	488	492	962	970
Amortization of intangibles	2	2	4	4
In-process research and development expense	—	—	—	—
Special charges	92	92	106	106
(Gain) loss on sale of businesses and assets	11	9	33	33
Shareholder litigation settlement recovery	—	—	—	—

Operating earnings (loss)	(47)	(51)	(125)	(154)
Other income — net	74	73	128	126
Interest expense
Long-term debt	(51)	(51)	(101)	(101)
Other	(1)	(1)	(4)	(4)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(25)	(30)	(102)	(133)
Income tax benefit (expense)	9	6	(7)	(12)

	(16)	(24)	(109)	(145)
Minority interests — net of tax	(17)	(14)	(31)	(25)
Equity in net earnings (loss) of associated companies — net of tax	1	1	2	2

Net earnings (loss) from continuing operations	(32)	(37)	(138)	(168)
Net earnings (loss) from discontinued operations — net of tax	(1)	(1)	1	1

Net earnings (loss) before cumulative effect of accounting change	(33)	(38)	(137)	(167)
Cumulative effect of accounting change	—	—	—	—

Net earnings (loss)	$(33)	$(38)	$(137)	$(167)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.07)	$(0.08)	$(0.32)	$(0.39)
— from discontinued operations	(0.00)	(0.00)	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.07)	$(0.08)	$(0.32)	$(0.39)

(i)	Commencing in the third quarter of 2006 Nortel disclosed revenues and cost of revenues from both its products and services. Previous quarters have been updated to reflect this presentation change. Additionally, the earnings per share amounts have been updated to reflect the 1 for 10 share consolidation.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	As Previously		As Previously
	Reported(i)	As Restated	Reported(i)	As Restated
	(Millions of U.S. dollars, except per share amounts)

Revenues:
Products	$2,640	$2,595	$7,141	$7,142
Services	315	331	940	954

Total revenues	2,955	2,926	8,081	8,096

Cost of revenues:
Products	1,646	1,614	4,453	4,445
Services	184	189	529	535

Total cost of revenues	1,830	1,803	4,982	4,980

Gross profit	1,125	1,123	3,099	3,116
Selling, general and administrative expense	605	585	1,796	1,809
Research and development expense	480	474	1,447	1,451
Amortization of intangibles	8	8	19	19
In-process research and development expense	—	—	16	16
Special charges	25	22	75	76
(Gain) loss on sale of businesses and assets	(16)	(15)	(41)	(42)
Shareholder litigation settlement expense (recovery)	38	38	(453)	(453)

Operating earnings (loss)	(15)	11	240	240
Other income — net	51	58	171	178
Interest expense
Long-term debt	(85)	(85)	(190)	(188)
Other	(20)	(20)	(55)	(55)

Earnings (loss) from continuing operations before income taxes,
minority interests and equity in net earnings (loss) of associated companies	(69)	(36)	166	175
Income tax benefit (expense)	(9)	(15)	(59)	(69)

	(78)	(51)	107	106
Minority interests — net of tax	(19)	(11)	(9)	(1)
Equity in net earnings (loss) of associated companies — net of tax	(2)	(1)	(7)	(6)

Net earnings (loss) from continuing operations	(99)	(63)	91	99
Net earnings from discontinued operations — net of tax	—	—	—	—

Net earnings (loss) before cumulative effect of accounting change	(99)	(63)	91	99
Cumulative effect of accounting change	—	—	9	9

Net earnings (loss)	$(99)	$(63)	$100	$108

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.23)	$(0.14)	$0.23	$0.25
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.23)	$(0.14)	$0.23	$0.25

(i)	The earnings per share amounts have been updated to reflect the 1 for 10 share consolidation.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As Previously		As Previously
	Reported(i)	As Restated	Reported(i)	As Restated
	(Millions of U.S. dollars, except per share amounts)

Revenues:
Products	$2,193	$2,165	$6,684	$6,641
Services	325	325	842	840

Total revenues	2,518	2,490	7,526	7,481

Cost of revenues:
Products	1,350	1,338	3,941	3,925
Services	190	190	461	461

Total cost of revenues	1,540	1,528	4,402	4,386

Gross profit	978	962	3,124	3,095
Selling, general and administrative expense	567	572	1,733	1,746
Research and development expense	443	447	1,405	1,417
Amortization of intangibles	7	7	11	11
In-process research and development expense	—	—	—	—
Special charges	39	39	145	145
(Gain) loss on sale of businesses and assets	3	3	36	36
Shareholder litigation settlement expense (recovery)	—	—	—	—

Operating earnings (loss)	(81)	(106)	(206)	(260)
Other income — net	53	56	181	182
Interest expense
Long-term debt	(54)	(54)	(155)	(155)
Other	(3)	(3)	(7)	(7)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(85)	(107)	(187)	(240)
Income tax benefit (expense)	(39)	(41)	(46)	(53)

	(124)	(148)	(233)	(293)
Minority interests — net of tax	(15)	(12)	(46)	(37)
Equity in net earnings (loss) of associated companies — net of tax	1	1	3	3

Net earnings (loss) from continuing operations	(138)	(159)	(276)	(327)
Net earnings from discontinued operations — net of tax	2	2	3	3

Net earnings (loss) before cumulative effect of accounting change	(136)	(157)	(273)	(324)
Cumulative effect of accounting change	—	—	—	—

Net earnings (loss)	$(136)	$(157)	$(273)	$(324)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.32)	$(0.37)	$(0.64)	$(0.75)
— from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(0.32)	$(0.37)	$(0.64)	$(0.75)

(i)	The earnings per share amounts have been updated to reflect the 1 for 10 share consolidation.

Condensed Consolidated Statements of Operations (unaudited)

		Three Months Ended
		December 31, 2005
	Three Months Ended	As Previously
	December 31, 2006(a)	Reported(b)	As Restated
	(Millions of U.S. dollars, except per share amounts)

Revenues:
Products	$3,016	$2,665	$2,697
Services	306	332	331

Total revenues	3,322	2,997	3,028

Cost of revenues:
Products	1,822	1,635	1,665
Services	177	180	180

Total cost of revenues	1,999	1,815	1,845

Gross profit	1,323	1,182	1,183
Selling, general and administrative expense	694	680	683
Research and development expense	488	451	457
Amortization of intangibles	7	6	6
In-process research and development expense	6	—	—
Special charges	29	25	24
(Gain) loss on sale of businesses and assets	(164)	11	11
Shareholder litigation settlement expense	234	2,474	2,474

Operating earnings (loss)	29	(2,465)	(2,472)
Other income (expense) — net	34	122	113
Interest expense
Long-term debt	(84)	(52)	(54)
Other	(13)	(4)	(3)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(34)	(2,399)	(2,416)
Income tax benefit (expense)	9	102	134

	(25)	(2,297)	(2,282)
Minority interests — net of tax	(58)	(4)	(2)
Equity in net earnings (loss) of associated companies — net of tax	3	1	—

Net earnings (loss) from continuing operations	(80)	(2,300)	(2,284)
Net earnings from discontinued operations — net of tax	—	(2)	(2)

Net earnings (loss) before cumulative effect of accounting change	(80)	(2,302)	(2,286)
Cumulative effect of accounting change	—	—	—

Net earnings (loss)	$(80)	$(2,302)	$(2,286)

Basic and diluted earnings (loss) per common share
— from continuing operations	$(0.19)	$(5.30)	$(5.26)
— from discontinued operations	0.00	(0.00)	(0.00)

Basic and diluted earnings (loss) per common share	$(0.19)	$(5.30)	$(5.26)

(a)	The fourth quarter ended December 31, 2006 had not been previously reported.

(b)	Previously reported in the Unaudited Quarterly Financial Data section of the 2005 Annual Report on Form 10-K/A. Commencing in the third quarter of 2006 Nortel disclosed revenues and cost of revenues from both its products and services. Previous quarters have been updated to reflect this presentation change. Additionally, the earnings per share amounts have been updated to reflect the 1 for 10 share consolidation.

See notes 3, 7, 10 and 16 to the accompanying consolidated financial statements for the impact of accounting changes, special charges, acquisitions, divestitures and closures and capital stock, respectively, that affect the comparability of the above selected financial data. Additionally, the following significant items were recorded in the fourth quarters of 2006 and 2005:

•	During the fourth quarter of 2006 Nortel recorded $12 of revenues related to the contract with BSNL that was entered into in 2004. The corresponding amount recorded in the fourth quarter of 2005 related to this contract was $228.
•	During the fourth quarter of 2006 Nortel recorded a shareholder lawsuit expense of $234, to reflect the fair value mark-to-market adjustment of the Nortel common shares issuable to the plaintiffs of the shareholder lawsuit, upon settlement. In the fourth quarter of 2005, the shareholder lawsuit expense of $2,474 was initially recorded.
•	During the fourth quarter of 2006, Nortel recorded a gain of $166 on the sale of assets and liabilities relating to its UMTS access products and services.

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2006		June 30, 2006		September 30, 2006
	As Previously		As Previously		As Previously
	Reported(i)	As Restated	Reported(i)	As Restated	Reported(i)	As Restated
	(Millions of U.S. dollars)

ASSETS
Current assets
Cash and cash equivalents	$2,695	$2,695	$1,904	$1,904	$2,600	$2,600
Restricted cash and cash equivalents	77	77	646	646	628	628
Accounts receivable — net	2,620	2,569	2,785	2,796	2,804	2,795
Inventories — net	1,984	2,297	2,035	2,366	1,834	2,139
Deferred income taxes — net	388	388	348	348	405	405
Other current assets	823	821	833	802	755	739

Total current assets	8,587	8,847	8,551	8,862	9,026	9,306
Investments	246	244	209	209	211	212
Plant and equipment (net of restated accumulated depreciation as of March 31, 2006 of $2,233; June 30, 2006 — $2,306; September 30, 2006 — $2,298)	1,531	1,529	1,574	1,572	1,559	1,557
Goodwill	2,680	2,685	2,588	2,588	2,589	2,589
Intangible assets — net	166	166	205	205	184	184
Deferred income taxes — net	3,606	3,639	3,728	3,764	3,651	3,687
Other assets	1,025	760	971	702	979	716

Total assets	$17,841	$17,870	$17,826	$17,902	$18,199	$18,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,069	$1,071	$1,065	$1,059	$949	$951
Payroll and benefit-related liabilities	778	783	861	859	793	790
Contractual liabilities	297	297	258	263	233	221
Restructuring liabilities	84	84	111	113	93	93
Other accrued liabilities	1,675	1,653	1,800	1,815	1,872	1,864
Deferred revenue and advanced billings	2,709	2,767	2,717	2,768	2,484	2,556
Loan payable	1,300	1,300	—	—	—
Long-term debt due within one year	168	168	18	18	18	18

Total current liabilities	8,080	8,123	6,830	6,895	6,442	6,493
Long-term debt	2,445	2,446	3,752	3,752	4,446	4,446
Deferred income taxes — net	109	109	107	107	107	107
Deferred revenue	970	957	948	947	1,011	994
Other liabilities	4,808	4,825	4,290	4,347	4,136	4,165

Total liabilities	16,412	16,460	15,927	16,048	16,142	16,205

Minority interests in subsidiary companies	754	769	738	755	742	757
Guarantees, commitments and contingencies (refer to notes 13, 14 and 21 of this report)

SHAREHOLDERS’ EQUITY
Common shares	33,935	33,930	33,932	33,932	33,936	33,936
Additional paid-in capital	3,295	3,300	3,326	3,326	3,352	3,352
Accumulated deficit	(35,692)	(35,773)	(35,326)	(35,431)	(35,425)	(35,494)
Accumulated other comprehensive loss	(863)	(816)	(771)	(728)	(548)	(505)

Total shareholders’ equity	675	641	1,161	1,099	1,315	1,289

Total liabilities and shareholders’ equity	$17,841	$17,870	$17,826	$17,902	$18,199	$18,251

(i)	Certain amounts have been reclassified to reflect the presentation adopted in the annual 2006 consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	2006
	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31		June 30		September 30
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
	(Millions of U.S. dollars)

Net cash from (used in):
Operating activities of continuing operations	$(174)	$(174)	$(282)	$(282)	$(328)	$(283)

Investing activities of continuing operations
Expenditures for plant and equipment	(99)	(99)	(177)	(177)	(260)	(260)
Proceeds on disposals of plant and equipment	87	87	89	89	125	125
Restricted cash and cash equivalents	3	3	(567)	(567)	(546)	(546)
Acquisitions of investments and businesses — net	(121)	(121)	(125)	(125)	(134)	(134)
Proceeds on sale of investments and businesses	30	30	111	111	199	199

Investing activities of continuing operations	(100)	(100)	(669)	(669)	(616)	(616)

Financing activities of continuing operations
Dividends paid by subsidiaries to minority interests	(18)	(18)	(31)	(31)	(46)	(46)
Increase in notes payable	4	4	27	27	88	88
Decrease in notes payable	(3)	(3)	(12)	(12)	(30)	(75)
Proceeds from long-term debt	1,300	1,300	1,300	1,300	3,300	3,300
Repayments of long-term debt	(1,275)	(1,275)	(1,425)	(1,425)	(2,725)	(2,725)
Debt issuance cost	—	—	—	—	(42)	(42)
Decrease in capital leases payable	(5)	(5)	(9)	(9)	(12)	(12)
Issuance of common shares	1	1	1	1	1	1

Financing activities of continuing operations	4	4	(149)	(149)	534	489

Effect of foreign exchange rate changes on cash and cash equivalents	14	14	53	53	59	59

Net cash from (used in) continuing operations	(256)	(256)	(1,047)	(1,047)	(351)	(351)
Net cash from (used in) operating activities of discontinued operations	—	—	—	—	—	—

Net decrease in cash and cash equivalents	(256)	(256)	(1,047)	(1,047)	(351)	(351)
Cash and cash equivalents at beginning of period	2,951	2,951	2,951	2,951	2,951	2,951

Cash and cash equivalents at end of period	$2,695	$2,695	$1,904	$1,904	$2,600	$2,600

Condensed Consolidated Statements of Cash Flows (unaudited)

	2005
	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31		June 30		September 30
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
	(Millions of U.S. dollars)

Net cash from (used in):
Operating activities of continuing operations	$(263)	$(262)	$(153)	$(154)	$(297)	$(297)

Investing activities of continuing operations
Expenditures for plant and equipment	(54)	(54)	(124)	(124)	(176)	(176)
Proceeds on disposals of plant and equipment	—	—	10	10	10	10
Restricted cash and cash equivalents	1	—	9	10	9	9
Acquisitions of investments and businesses — net	(2)	(2)	(448)	(448)	(449)	(449)
Proceeds on sale of investments and businesses	83	83	167	167	308	308

Investing activities of continuing operations	28	27	(386)	(385)	(298)	(298)

Financing activities of continuing operations
Dividends paid by subsidiaries to minority interests	(14)	(14)	(24)	(24)	(33)	(33)
Increase in notes payable	20	20	38	38	59	59
Decrease in notes payable	(26)	(26)	(46)	(46)	(64)	(64)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	—	—	—	—	—
Decrease in capital leases payable	(1)	(1)	(5)	(5)	(8)	(8)
Issuance of common shares	—	—	1	1	4	4

Financing activities of continuing operations	(21)	(21)	(36)	(36)	(42)	(42)

Effect of foreign exchange rate changes on cash and cash equivalents	(35)	(35)	(85)	(85)	(86)	(86)

Net cash from (used in) continuing operations	(291)	(291)	(660)	(660)	(723)	(723)
Net cash from (used in) operating activities of discontinued operations	36	36	34	34	34	34

Net decrease in cash and cash equivalents	(255)	(255)	(626)	(626)	(689)	(689)
Cash and cash equivalents at beginning of period	3,685	3,685	3,685	3,685	3,685	3,685

Cash and cash equivalents at end of period	$3,430	$3,430	$3,059	$3,059	$2,996	$2,996

Supplemental information (Millions of U.S. dollars) (unaudited)

(a)	Adjustments

The following tables summarize the revenue adjustments and other adjustments to net earnings (loss) (refer to note 4 of the accompanying consolidated financial statements for a description of the nature of the adjustments).

	2006
	Revenues			Cost of Revenues
	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	March 31	June 30	September 30

As previously reported	$2,382	$2,744	$2,955	$1,474	$1,678	$1,830
Adjustments:
Pension and post-retirement errors	—	—	—	3	3	1
Revenue recognition errors	8	36	(29)	(15)	13	(4)
Other errors	—	—	—	3	18	(24)

As restated	$2,390	$2,780	$2,926	$1,465	$1,712	$1,803

	2006
	Net earnings (loss)
	Three	Three	Three
	Months	Months	Months
	Ended	Ended	Ended
	March 31	June 30	September 30

As previously reported	$(167)	$366	$(99)
Adjustments:
Pension and post-retirement errors	(8)	(8)	(2)
Revenue recognition errors	19	20	(22)
Other errors	(15)	(36)	60

As restated	$(171)	$342	$(63)

	2005
	Revenues				Cost of Revenues
	Three	Three	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

As previously reported	$2,389	$2,619	$2,518	$2,997	$1,377	$1,485	$1,540	$1,815
Adjustments:
Pension and post-retirement errors	—	—	—	—	4	3	4	4
Revenue recognition errors	(7)	(10)	(28)	31	5	(16)	(19)	28
Other errors	—	—	—	—	(1)	1	3	(2)

As restated	$2,382	$2,609	$2,490	$3,028	$1,385	$1,473	$1,528	$1,845

	2005
	Net earnings (loss)
	Three	Three	Three	Three
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

As previously reported	$(104)	$(33)	$(136)	$(2,302)
Adjustments:
Pension and post-retirement errors	(12)	(12)	(12)	(12)
Revenue recognition errors	(11)	6	(8)	4
Prior period tax error	—	—	—	36
Other errors	(2)	1	(1)	(12)

As restated	$(129)	$(38)	$(157)	$(2,286)

	2006
	Revenues		Cost of Revenues
	Six	Nine	Six	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30	September 30	June 30	September 30

As previously reported	$5,126	$8,081	$3,152	$4,982
Adjustments:
Pension and post-retirement errors	—	—	6	7
Revenue recognition errors	44	15	(2)	(6)
Other errors	—	—	21	(3)

As restated	$5,170	$8,096	$3,177	$4,980

	2006
	Net earnings (loss)
	Six	Nine
	Months	Months
	Ended	Ended
	June 30	September 30

As previously reported	$199	$100
Adjustments:
Pension and post-retirement errors	(16)	(18)
Revenue recognition errors	39	17
Other errors	(51)	9

As restated	$171	$108

	2005
	Revenues		Cost of Revenues
	Six	Nine	Six	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30	September 30	June 30	September 30

As previously reported	$5,008	$7,526	$2,862	$4,402
Adjustments:
Pension and post-retirement errors	—	—	7	11
Revenue recognition errors	(17)	(45)	(11)	(30)
Other errors	—	—	—	3

As restated	$4,991	$7,481	$2,858	$4,386

	2005
	Net earnings (loss)
	Six	Nine
	Months	Months
	Ended	Ended
	June 30	September 30

As previously reported	$(137)	$(273)
Adjustments:
Pension and post-retirement errors	(24)	(36)
Revenue recognition errors	(5)	(13)
Other errors	(1)	(2)

As restated	$(167)	$(324)

As noted in note 4 of the accompanying audited consolidated financial statements, Nortel recorded adjustments related to pensions and post-retirement benefit errors, revenue recognition errors, a prior period tax error, and other adjustments the more significant of which are described below. For additional information regarding the pension and post-retirement benefit errors and the prior period tax error see note 4.

Revenue recognition errors:

Errors related principally to complex arrangements with multiple deliverables in which the timing of revenue recognition was determined to be incorrect. For certain of Nortel’s multiple element arrangements where certain elements such as PCS, specified upgrade rights and/or non-essential hardware or software products or services remained undelivered, Nortel determined that the undelivered element could not be treated as a separate unit of accounting because fair value could not be established. Accordingly, Nortel should have deferred revenue, and related costs, until the earlier of the point in time that fair value of the undelivered element could be established or all the remaining elements have been delivered. These corrections resulted in an increase/ (decrease) of revenue of ($1), $7, and $10 for the first three quarters of 2006 and decreases in revenue of $10, $13, $10, and $4 for the four quarters of 2005. The related cost of revenue impact resulted in increases/ (decreases) of ($13), $9 and $13 for the first three quarters of 2006 and ($8), ($8), ($4), and $16 for the four quarters of 2005.

During the third quarter of 2006, Nortel previously recognized $40 of revenue that had been previously deferred by LG-Nortel due to the fact that it believed that LG-Nortel had a practice of providing implicit PCS for which they did not have fair value. A subsequent detailed review of the Enterprise products sold by LG-Nortel led to a conclusion in the third quarter of 2006 that LG-Nortel did not have a practice of providing implicit PCS for certain Enterprise products. As a result, revenue should have been recognized upon delivery. Nortel had previously recorded a cumulative correction of this error in the third quarter of 2006 and, as a result of this restatement, has now recorded it in the appropriate periods. The correction of this error resulted in a $40 reduction in revenue in the third quarter of 2006, with corresponding increases of $10, $14, and $16 in the fourth quarter of 2005, and the first and second quarters of 2006 and a $17 reduction in cost of revenues in the third quarter of 2006, with corresponding increases of $6, $5, and $6 for the fourth quarter of 2005, and the first and second quarters of 2006. Nortel also recorded reductions to minority interest to reflect the noncontrolling interest’s share of the impact of these restatement adjustments.

Previous misapplication of SOP 81-1 resulted in errors on revenues recognized in an arrangement between 2003 and the first quarter of 2006. The misapplication related to the calculation of liquidated damages estimated to be incurred as a result of contractual commitments related to network outages. Prior to the second quarter of 2006, Nortel estimated its liquidated damages based on a quarterly network outage estimate. In the second quarter of 2006, Nortel determined that it should have been recognizing product credits based on an estimate of the total expected outages for the arrangement. Nortel had previously corrected the resulting revenue errors in the second quarter of 2006 and, as a result of the restatement, has recorded the correction in the appropriate periods. The corrections have resulted in an increase/(decrease) in revenue and gross profit of $5, $8 and $5 for the first three quarters of 2006, and ($7), $8, nil and $15 for the four quarters of 2005.

In 2004, Nortel entered into a software arrangement where the customer had the right to suspend payments until delivery of certain future products; therefore, the arrangement fee was not fixed or determinable. Pursuant to SOP 97-2, if at the outset of the arrangement the fee is not fixed or determinable, once all other revenue recognition criteria have been satisfied, revenue should be recognized as payments become due. Previously, the fee was recognized ratably over the term. Due to the lack of a fixed or determinable fee, the amount recognized ratably should have been capped at the amount that was due and payable from the customer. The correction of this error resulted in an increase/(decrease) in both revenue and gross profit of $1, ($5), ($4) for the first three quarters of 2006, and ($3), $5, ($5), and $10 for the four quarters of 2005.

Other errors

As part of this restatement, Nortel corrected several individually immaterial adjustments relating to prior periods that had been previously recorded in the third quarter of 2006. The errors related to errors in warranty calculations, inventory valuation and other errors. The correction of these errors resulted in a $24 reduction in cost of revenues in the third quarter of 2006, with an offsetting $24 increase in cost of revenues in the second quarter of 2006.

In the third quarter of 2006, Nortel corrected for royalty payments that should have been accrued in the second quarter of 2006. As part of this restatement, Nortel recorded the royalty payments in the correct period, resulting in a $7 reduction in cost of revenues in the third quarter of 2006 with a corresponding $7 increase in the second quarter of 2006.

As part of this restatement, Nortel corrected for various individually immaterial expenses previously recorded in the third quarter of 2006 which related to the second quarter of 2006. The errors related to invoicing issues by certain suppliers and invoicing cut-off errors, which resulted in delayed recognition of accruals. The correction of these errors resulted in an $18 reduction in SG&A expense in the third quarter of 2006, with an offsetting $18 increase in the second quarter of 2006.

As part of this restatement, Nortel corrected for asset impairments that had been provided for previously under Nortel’s restructuring plans in the second quarter of 2006 and errors in the timing of accruals for special charges related to Nortel’s 2006 Restructuring Plan. These corrections resulted in a $3 reduction in special charges in the third quarter of 2006, with an offsetting increase in the second quarter of 2006.

In the third quarter of 2006, Nortel expensed $4 in R&D costs related to inventory that had been previously incorrectly deferred in the first and second quarters of 2006. As part of this restatement, Nortel recorded this correction in the appropriate period, resulting in a $4 reduction in R&D expense in the third quarter of 2006, with an offsetting $3 increase in the second quarter of 2006 and $1 increase in the first quarter of 2006.

Classification Errors

In the second quarter of 2006 Nortel corrected a classification error related to securitization charges incurred in the first quarter of 2006, previously recorded in interest expense — other that should have been recorded in other income — net. As part of this restatement, Nortel has recorded this correction in the appropriate period. This correction resulted in an $8 increase in other income — net in the second quarter of 2006, and a corresponding $8 decrease in other income — net the first quarter of 2006 and an $8 increase in interest expense — other in the second quarter of 2006, and a corresponding $8 decrease in interest expense in the first quarter of 2006.

Nortel corrected a classification error identified in the fourth quarter of 2006 related to the treatment of certain short-term promissory notes classified as notes payable in the third quarter of 2006. Nortel determined that these notes should be classified as trade payable and corrected this classification error as part of this restatement. As a result of this classification error, the movement of these balances had been recorded in cash flows from (used in) financing activities in the third quarter consolidated statement of cash flows. The correction of the classification resulting in $45 reduction in net cash used in operating activities, with a $45 offsetting reduction in net cash from financing activities for the nine months ended September 30, 2006.

An error related to the classification between inventories — net and other assets was identified in the fourth quarter of 2006. Nortel identified certain deferred costs that were classified as long-term and included in other assets but that related to arrangements where the associated deferred revenue was recorded as a current liability. Nortel has corrected this error and reclassified these deferred costs as a component of inventory — net, included in current assets. This correction resulted in increases in inventory — net and corresponding decreases in other assets of $260, $265, and $265, respectively for the March 31, June 30, and September 30, 2006 condensed consolidated balance sheets.

(b)	Segments

The following tables sets forth information by segment:

	2006
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31		June 30		September 30
					As Previously
	Previously(i)	As Restated	Previously(i)	As Restated	Reported	As Restated

Revenues
Mobility and Converged Core Networks	$1,282	$1,265	$1,433	$1,463	$1,541	$1,522
Enterprise Solutions	439	462	475	491	609	581
Metro Ethernet Networks	306	308	465	457	429	432
Global Services	291	291	309	307	316	331

Total reportable segments	2,318	2,326	2,682	2,718	2,895	2,866
Other	64	64	62	62	60	60

Total revenues	$2,382	$2,390	$2,744	$2,780	$2,955	$2,926

Management EBT
Mobility and Converged Core Networks	$72	$75	$110	$99	$109	$113
Enterprise Solutions	(56)	(41)	(68)	(57)	(6)	(18)
Metro Ethernet Networks	(32)	(26)	50	41	13	21
Global Services	89	89	93	90	89	100

Total reportable segments	73	97	185	173	205	216
Other	(232)	(262)	(225)	(229)	(240)	(211)

Total Management EBT	(159)	(165)	(40)	(56)	(35)	5

Amortization of intangibles	(5)	(5)	(6)	(6)	(8)	(8)
In-process research and development expense	—	—	(16)	(16)	—	—
Special charges	(5)	(5)	(45)	(49)	(25)	(22)
Gain (loss) on sale of businesses and assets	35	39	(10)	(12)	16	15
Shareholder litigation settlement expense (recovery)	(19)	(19)	510	510	(38)	(38)
Income tax benefit (expense)	(23)	(25)	(27)	(29)	(9)	(15)

Net earnings (loss) from continuing operations	$(176)	$(180)	$366	$342	$(99)	$(63)

(i)	During the third quarter of 2006, Nortel changed its reportable segments. The third quarter of 2006 and the related 2005 comparatives had been previously reported under the new reportable segments. Nortel did not previously report quarterly financial data for the first two quarters of 2006 reflecting its new reportable segments. These amounts have been reclassified to conform to the new reportable segments.

	2005
					Three Months
	Three Months		Three Months		Ended		Three Months
	Ended		Ended		September 30		Ended
	March 31		June 30		As Previously		December 31
	Previously(i)	As Restated	Previously(i)	As Restated	Reported	As Restated	Previously(i)	As Restated

Revenues
Mobility and Converged Core Networks	$1,369	$1,366	$1,333	$1,331	$1,251	$1,226	$1,716	$1,757
Enterprise Solutions	465	464	609	605	534	535	502	501
Metro Ethernet Networks	297	295	352	349	366	364	408	400
Global Services	257	256	307	306	302	301	308	307

Total reportable segments	2,388	2,381	2,601	2,591	2,453	2,426	2,934	2,965
Other	1	1	18	18	65	64	63	63

Total revenues	$2,389	$2,382	$2,619	$2,609	$2,518	$2,490	$2,997	$3,028

Management EBT
Mobility and Converged Core Networks	$138	$130	$108	$121	$38	$29	$214	$224
Enterprise Solutions	10	9	69	66	25	25	(3)	(7)
Metro Ethernet Networks	(58)	(59)	(20)	(22)	(16)	(18)	10	(3)
Global Services	78	77	98	97	85	84	96	96

Total reportable segments	168	157	255	262	132	120	317	310
Other	(220)	(230)	(191)	(202)	(182)	(189)	(203)	(213)

Total Management EBT	(52)	(73)	64	60	(50)	(69)	114	97

Amortization of intangibles	(2)	(2)	(2)	(2)	(7)	(7)	(6)	(6)
Special charges	(14)	(14)	(92)	(92)	(39)	(39)	(25)	(24)
Gain (loss) on sales of businesses and asset	(22)	(24)	(11)	(9)	(3)	(3)	(11)	(11)
Shareholder litigation settlement (expense) recovery	—	—	—	—	—	—	(2,474)	(2,474)
Income tax benefit (expense)	(16)	(18)	9	6	(39)	(41)	102	134

Net earnings (loss) from continuing operations	$(106)	$(131)	$(32)	$(37)	$(138)	$(159)	$(2,300)	$(2,284)

(i)	During the third quarter of 2006, Nortel changed its reportable segments. The third quarter of 2006 and the related 2005 comparatives had been previously reported under the new reportable segments. Nortel did not previously report quarterly financial data for the first two quarters and the fourth quarter of 2005 reflecting its new reportable segments. These amounts have been reclassified to conform to the new reportable segments.

(c)  Other income — net

	2006
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31		June 30		September 30
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated

Interest income	$16	$16	$19	$19	$23	$23
Gain (loss) on sale or write down of investments	(1)	(1)	2	2	(7)	(7)
Currency exchange gains (losses)	10	2	16	17	(2)	1
Other — net	44	39	14	26	37	41

Other income — net	$69	$56	$51	$64	$51	$58

	2005
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31		June 30		September 30
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated

Interest income	$14	$16	$15	$17	$16	$18
Gain (loss) on sale or write down of investments	(5)	(5)	21	21	—	—
Currency exchange gains (losses)	28	26	19	16	16	17
Other — net	17	16	19	19	21	21

Other income — net	$54	$53	$74	$73	$53	$56

(d)  Accounts receivable — net:

	March 31, 2006		June 30, 2006		September 30, 2006
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated

Trade receivables	$2,044	$2,044	$2,076	$2,122	$2,237	$2,310
Notes receivable	69	4	208	164	165	91
Contracts in process	600	621	602	616	500	496

	2,713	2,669	2,886	2,902	2,902	2,897
Less: provision for doubtful accounts	(93)	(100)	(101)	(106)	(98)	(102)

Accounts receivable — net	$2,620	$2,569	$2,785	$2,796	$2,804	$2,795

(e)	Inventories — net:

	March 31, 2006		June 30, 2006		September 30, 2006
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated

Raw materials	$781	$786	$744	$782	$772	$772
Work in progress	56	54	44	16	8	8
Finished goods	856	858	894	906	790	788
Deferred costs	2,110	2,157	2,153	2,191	2,050	2,094

	3,803	3,855	3,835	3,895	3,620	3,662
Less: provision for inventory	(1,033)	(1,032)	(1,070)	(1,069)	(1,067)	(1,067)

Inventories — net	2,770	2,823	2,765	2,826	2,553	2,595
Less: long term deferred costs	(786)	(526)	(730)	(460)	(719)	(456)

Current inventories — net	$1,984	$2,297	$2,035	$2,366	$1,834	$2,139

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders and Board of Directors of Nortel Networks Corporation

We have audited the consolidated financial statements of Nortel Networks Corporation and subsidiaries (“Nortel”) as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of Nortel’s internal control over financial reporting as of December 31, 2006 and the effectiveness of Nortel’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated March 15, 2007 (which report on the consolidated financial statements expressed an unqualified opinion, includes an explanatory paragraph relating to the restatement of the consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, and includes a separate report titled Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Difference referring to changes in accounting principles that have a material effect on the comparability of the financial statements; and which report on the effectiveness of Nortel’s internal control over financial reporting expressed an unqualified opinion on management’s assessment of the effectiveness of Nortel’s internal control over financial reporting and an adverse opinion on the effectiveness of Nortel’s internal control over financial reporting because of a material weakness); such consolidated financial statements and reports are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Nortel listed in Item 15. This consolidated financial statement schedule is the responsibility of Nortel’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The consolidated financial statement schedule of Nortel as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 has been restated. We therefore withdraw our previous report dated April 28, 2006 on that financial statement schedule, as originally filed.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Toronto, Canada
March 15, 2007

Schedule II
Consolidated

NORTEL NETWORKS CORPORATION

Valuation and Qualifying Accounts and Reserves
Provision For Uncollectibles(a)

	Balance at	Charged		Balance at
	Beginning of	to Costs		End of
	Year	and Expenses	Deductions(b)	Year(c)
	U.S. GAAP
	(Millions of U.S. dollars)

Year 2006	$173	$5	$56	$122
Year 2005 — As restated	$179	$(10)	$(4)	$173
Year 2004 — As restated	$486	$(178)	$129	$179

(a)	Excludes Discontinued Operations.
(b)	Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, and foreign exchange translation adjustments.
(c)	Includes provisions for uncollectibles on long-term accounts receivable of $34, $33 and $65 as of December 31, 2006, 2005 and 2004, respectively.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management Conclusions Concerning Disclosure Controls and Procedures

     All dollar amounts in this Item 9A are in millions of United States (“U.S.”) dollars unless otherwise stated.

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO (Mike S. Zafirovski and Peter W. Currie, respectively), pursuant to Rule 13a-15 under the Unites States Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures as at December 31, 2006. Based on this evaluation, management including the CEO and CFO have concluded that our disclosure controls and procedures as at December 31, 2006 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In making this evaluation, management including the CEO and CFO, considered, among other matters:

•	the material weakness in our internal control over financial reporting that we and our independent registered chartered accountants, Deloitte, have identified (as more fully described below);
•	management’s conclusion that our internal control over financial reporting was not effective as at December 31, 2006, and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, included in this Item 9A;
•	the conclusion of the CEO and CFO that our disclosure controls and procedures as at the end of each quarter in 2006 were not effective, included in Item 4 of each of our 2006 Quarterly Reports; and
•	our successive restatements of our financial statements, the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee in January 2005 by WilmerHale and Huron Consulting Services LLC, (the “Independent Review Summary”), included in Item 9A of our 2003 Annual Report, the findings of the Revenue Independent Review included in Item 9A of the 2005 Annual Report, and the findings of the Internal Audit Review included in Item 4 of our 2006 First Quarter Report.

In light of this conclusion, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting, as described below. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

Restatement of previously issued financial statements

As a result of the pension plan changes we announced in June 2006 (see note 9, “Employee benefit plans” to the accompanying audited consolidated financial statements for additional details), third party actuarial firms retained by us performed re-measurements of the pension and post-retirement benefit plans in the third quarter of 2006, at which time one of the firms discovered potential errors (generally originating in the late 1990s) in the historical actuarial calculations they had originally performed for the U.S. pension plan assets. Throughout the fourth quarter of 2006 and into 2007, Nortel investigated these potential errors, including initiating a review by Nortel and its third party actuaries of each of its significant pension and post-retirement benefit plans. As a result of this review and through our ongoing remediation efforts with respect to our previously reported internal control deficiencies, we identified certain errors. These matters have been discussed with the Staff of the SEC, including as part of our responses to Staff comments on our and NNL’s periodic filings with the SEC. These Staff comments included comments on disclosure in our and NNL’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2006, or the 2006 Third Quarter Report, with respect to adjustments related to prior periods which were included in our and NNL’s third quarter 2006 financial statements. As a result of the current restatement, these adjustments have now been reflected in the correct periods in our restated financial statements. Consequently, we have restated our consolidated balance sheet as of December 31, 2005 and consolidated statement of operations, changes in equity and comprehensive income (loss) and statement of cash flows for the years ended December 31, 2005 and 2004. The adjustments primarily relate to: (i) pension and post-retirement errors, (ii) revenue recognition errors, (iii) a prior year tax error, and (iv) other errors. For more information relating to this restatement, please see note 4 of the accompanying audited consolidated financial statements, as well as “Restatements; Remedial Measures and the Elimination of Material Weaknesses; Related Matters” in the MD&A section of this report. The internal control implications of these errors are: (i) the pension and post-retirement errors are the result of errors in calculations performed by third party actuaries and not the result of an internal control deficiency, (ii) the revenue and cost of revenue errors are the result of deficiencies comprising the material weakness described below, (iii) the prior year tax error is isolated to a single error in 2005 for which controls were effective in 2006 and (iv) the other errors were considered individually and in the aggregate and did not constitute a material weakness. The restatement process included the maintenance of a restatement database to track adjustments, the involvement and oversight by senior finance management, open dialogue with Deloitte & Touche LLP, our independent registered chartered accountants, and discussion with the Audit Committee and Board of Directors.

The current restatement involved the restatement of our consolidated financial statements for 2004, 2005 and the first nine months of 2006. Amendments to our prior filings with the SEC would be required in order for us to be in full compliance with our reporting obligations under the Securities Exchange Act of 1934. However, any amendments to our 2004 Annual Report and 2005 Annual Report and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2006 and 2005, respectively, would in large part repeat the disclosure contained in this report. Accordingly, we do not plan to amend these or any other prior filings. We believe that we have included in this report all information needed for current investor understanding.

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

Management, including the CEO and CFO, assessed the effectiveness of our internal control over financial reporting, and concluded that the following material weakness in our internal control over financial reporting existed, as at December 31, 2006:

Lack of sufficient cross-functional communication and coordination, including further definition of roles and responsibilities, with respect to the scope and timing of customer arrangements, insufficient segregation of duties in certain areas, delayed implementation of Nortel review processes and personnel for the LG-Nortel joint venture, and insufficient controls over certain end user computing applications, all of which impact upon the appropriate application of U.S. GAAP to revenue generating transactions.

Specifically, we did not sufficiently and effectively communicate and coordinate between and among the various finance and non-finance organizations in a consistent manner across the Company on the scope and terms of customer arrangements, including the proper identification of all undelivered obligations that may impact upon revenue recognition, which deficiency was compounded by the complexity of our customer arrangements, in order to ensure that related revenues were accurately recorded in accordance with U.S. GAAP. As well, we require further definition of roles and responsibilities, and further enhancement of segregation of duties, in particular with respect to the front-end processes around customer arrangements and with respect to access to computer systems, to ensure these revenues are identified and recorded in a timely and accurate manner. With regards to the LG-Nortel joint venture, which was formed in November 2005 and included in management’s assessment of internal control over financial reporting starting in January 2006, these deficiencies were compounded by delays in putting in place review processes and personnel with appropriate knowledge, experience and training in U.S. GAAP. Further, we utilize various end user computing applications (for example, spreadsheets) to support accounting for revenue generating transactions, which are not sufficiently protected from unauthorized changes and sufficiently reviewed for completeness and accuracy.

For purposes of this report, the term “material weakness” means a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework and PCAOB Standard No. 4.

Because of the material weakness described above, management has concluded that, as at December 31, 2006, we did not maintain effective internal control over financial reporting based on those criteria.

Our independent registered chartered accountants have issued an attestation report expressing an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting, and an adverse opinion on the effectiveness of internal control over financial reporting as at December 31, 2006, which report appears at the end of this Item 9A.

In part as a result of the compensating procedures and processes that we are applying to our financial reporting process, during the preparation of our financial statements for recent periods (including 2004, 2005 and 2006), we identified a number of adjustments to correct accounting errors related to prior periods, including the errors corrected in the most recent restatement, as more fully discussed in note 4, “Restatement of previously issued financial statements” to the accompanying audited consolidated financial statements. In the past, we also recorded adjustments that were immaterial to the then-current period and to the prior periods in the financial statements for the then-current period. As long as we continue to have a material weakness in our internal control over financial reporting, we may in the future identify similar adjustments to prior period financial information. Adjustments that may be identified in the future could require further restatement of our financial statements. Furthermore, the threshold for our being required to restate financial information in the future is potentially very low in the current regulatory environment due in part to the fact that we currently, and in the near future expect to, operate at close to break-even levels of earnings (loss). We have received comments on our periodic filings from the Staff of the SEC’s Division of Corporation Finance. As part of this comment process, we may receive further comments from the Staff of the SEC relating to this Annual Report on Form 10-K. If, as a result of these matters described above, we are required to amend this report or restate certain of our financial information, it may have a material adverse effect on any of our business and results of operations. For example, a future restatement may result in delays in filing our periodic reports which in turn may result in breaches of our public debt indentures and obligations under the EDC Support Facility which may affect our liquidity. The current restatement resulted in a breach of certain provisions of the EDC Support Facility, for which NNL obtained a waiver on March 9, 2007.

Remedial Measures and the Elimination of Material Weaknesses Reported in the 2005 Annual Report

At the recommendation of the Audit Committee, in January 2005 the Board of Directors adopted all of the recommendations for remedial measures contained in the Independent Review Summary. Those governing remedial principles were designed to prevent recurrence of the inappropriate accounting conduct found in the Independent Review, to rebuild a finance environment based on transparency and integrity, and to ensure sound financial reporting and comprehensive disclosure. The governing remedial principles included:

•	establishing standards of conduct to be enforced through appropriate discipline;
•	infusing strong technical skills and experience into the Finance organization;
•	requiring comprehensive, ongoing training on increasingly complex accounting standards;
•	strengthening and improving internal controls and processes;
•	establishing a compliance program throughout the Company that is appropriately staffed and funded;
•	requiring management to provide clear and concise information, in a timely manner, to the Board of Directors to facilitate its decision-making; and
•	implementing an information technology platform that improves the reliability of financial reporting and reduces the opportunities for manipulation of results.

See the Independent Review Summary for further information concerning these governing principles as they relate to three identified categories — people, processes and technology.

As of December 31, 2005, and as recently as of September 30, 2006, we reported the following five material weaknesses in internal control over financial reporting:

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

For additional information relating to the control deficiencies that resulted in these material weaknesses, see Items 9A of our 2003, 2004 and 2005 Annual Reports on Form 10-K.

During 2006, we continued to build on the remedial actions in 2004 and 2005 and implemented significant changes to our internal control over financial reporting and continued to develop and implement remedial measures to address the material weaknesses that existed as of December 31, 2005, as well as to implement the recommendations for remedial measures in the Independent Review Summary. The following are the key changes in internal control over financial reporting and remedial measures implemented that addressed these material weaknesses and substantially addressed the recommendations, set out in the three categories of people, processes and technology:

People

1. Established new executive management team that has communicated, in multiple ways, consistently and frequently, its expectation to Nortel employees that all employees will be held accountable for their conduct. In connection with the inappropriate provisioning and revenue recognition practices identified by the independent inquiries, appropriate disciplinary sanctions were developed by management based on the individual conduct and knowledge of employees who were involved in these practices. After evaluating individual conduct and knowledge, management has taken further employee disciplinary actions in 2006.

2. Management has made significant progress in upgrading the skill sets and experience of the Company’s Finance organization, both through external hires and through remedial and ongoing training of current employees, and including the establishment of a new senior Finance management team and appointment of a Controller with extensive experience in U.S. GAAP. From January 1, 2004 to December 31, 2006, we filled 673 positions with external hires (476 in Control and 197 in Financial Planning & Analysis (“FP&A”)), of which 168 (142 in Control and 26 in FP&A) are certified public accountants.

3. Through the Global Finance Training and Communications (“GFTC”) group, which reports to the Assistant Controller, we have developed and offered (on a mandatory basis for targeted employee populations in 2006) remedial and ongoing training in areas of financial accounting that were found to be problematic in the restatements, including provisions and accruals, revenue recognition, foreign exchange and finance ethics. We retained third party resources and expertise as we considered appropriate to assist with the development and delivery of these training programs. In addition, in the first quarter of 2006, we established an Executive Global Finance Training Council to oversee and set priorities for training for Finance employees in accordance with a new Finance training policy, which details minimum annual training requirements (by level) for all Finance employees. As new accounting guidance, pronouncements and directives on U.S. GAAP are promulgated, the Controller and other members of the GFTC now provide quarterly training and updates, by webcast.

4. We initially created separate Offices of Ethics and Compliance, and in November 2006 combined these functions, which include Internal Audit and Security, under the responsibility of the Chief Compliance Officer. We believe that this new structure will allow for more effective coordination of ethics and compliance activities and is in line with best practices of large multi-national corporations. The Board has appointed, in its assessment, a highly qualified individual to oversee these four key functions. We have put in place a compliance infrastructure, as well as a consistent approach to corporate discipline for breaches of our policies, procedures and Code of Conduct. The Chief Compliance Officer reports directly to the CEO and the Audit Committee, and only the Audit Committee can hire or fire the Chief Compliance Officer. The ethics function issued an updated Code of Conduct in September 2006, and we implemented mandatory training in the new Code’s provisions and employee certification, where permitted by applicable law. We have enhanced our anti-fraud management process, including by establishing an anti-fraud policy and guidance on how to communicate knowledge of potential fraud under the Code of Conduct.

5. We created a Compliance Committee in February 2006 to oversee the effectiveness of our compliance program, policies, procedures, and the Code of Conduct and provide direction to the Office of Compliance. The Compliance Committee is now composed of the CEO, CFO, Chief Compliance Officer, Chief Legal Officer, and Executive Vice President, Corporate Operations, in order to ensure coordination of legal, compliance, ethics and risk management programs and activities throughout the Company. The Chief Compliance Officer reports on the activities of the Compliance Committee to the Audit Committee on a quarterly basis.

Processes

6. With the exception of joint venture entities and Nortel Government Solutions, we segregated the FP&A function from the Control function over a six-month period, from September 2005 to February 2006. These functions are now separate, and the Control organization has had the exclusive authority to approve and post general ledger entries commencing with the closing of our books and records for the quarter ended March 31, 2006, other than tax-related entries which are approved by our Tax organization.

7. Management has restructured the Company’s technical accounting function into two groups to provide technical accounting guidance: one for revenue recognition issues, called Global Revenue Governance (“GRG”), and one for all other accounting issues, called Global Technical Accounting (“GTA”). Both GRG and GTA report directly to the Assistant Controller. The mandate of GRG is to render binding guidance on the accounting for revenue recognition for contracts and contract amendments and to serve as the final authority on revenue recognition decisions. The mandate of GTA is to make binding decisions for the accounting on all technical non-revenue issues, including issues related to provisions. Important issues arising out of either GRG or GTA are required to be raised with the Controller for resolution. We have adopted internal finance process guidelines (“FPGs”) to formalize the authority of GRG and GTA. These FPGs contain matrices with dollar thresholds above which the Assistant Controller or the Controller, as applicable, must approve the accounting guidance. We have recruited new directors of both GRG and GTA, with appropriate technical qualifications, from outside Nortel. Management has also increased the staffing of GRG and GTA and upgraded the technical qualifications of their respective personnel

8. Since April 2004, responsibility for drafting and revising our internal accounting and finance process guidelines has been vested in the Global Finance Policies & Process (“GFPP”) group, led by a certified public accountant. The mandate of GFPP is to keep our internal accounting guidance current and in compliance with U.S. GAAP, to make that guidance “user-friendly” with “real life” examples of practical applications where appropriate and to identify changes to U.S. GAAP and update our accounting policies accordingly. As at December 31, 2006, GFPP has developed twenty-five accounting guidelines (“AGs”) on various topics, including accruals, provisions, revenue recognition and foreign exchange. In addition, GFPP has developed thirteen FPGs on various topics, including manual journal entries, balance sheet reviews, revenue recognition documentation and account reconciliations. We issue monthly newsletters to Finance employees on new policies, AGs and FPGs.

9. In the first quarter of 2006, we issued a new FPG requiring a review by GRG for all new contracts and amendments to existing contracts having a total revenue impact in excess of $5. The review is required to be completed by the time of the Audit Committee meeting in respect of the quarter in which the delivery of product, or performance of services or fulfillment of other contractual obligations, occurs. We have implemented additional measures in an effort to ensure that all such contracts are submitted to GRG for binding accounting guidance. For example, GRG is now provided with a quarterly confirmation of all contracts, and incremental approval from the Controller is required for amendments or superseding contracts that change the timing of revenue recognition. Both GRG and our Contract Assurance group, which group’s mandate is to accurately execute on the application of U.S. GAAP and GRG guidance issued pursuant to the new FPG, now report to the Assistant Controller.

10. Starting in 2004, management has implemented significant controls around manual journal entries (“MJEs”) in an effort to reduce their susceptibility to human error and manipulation. These controls include the development and adoption of FPGs that specify the supporting documentation that must be provided before a MJE can be approved and posted to the general ledger, the authority level of individuals authorized to approve MJEs and the segregation of duties among the initiator, approver and poster of the MJE. MJEs and all supporting documentation are required to be loaded into a database to facilitate both record retention and access by all appropriate parties. Also, Finance employees received training on the application of the new MJE controls and their requirements. With the exception of joint venture entities and Nortel Government Solutions, incremental compliance reviews were commenced in 2005 for all MJEs over a specified dollar value for compliance with the new documentation requirements for MJEs, and are conducted by Nortel’s Global MJE Center of Excellence.

11. Beginning with the filing of our 2004 Form 10-K, management adopted and began to implement a series of improved internal controls on the preparation and review of post closing adjustments (“PCAs”). Because all PCAs are MJEs submitted after the initial consolidation of the financial statements, management determined to apply all of the control requirements governing MJEs to PCAs. To eliminate the potential for inappropriate corporate initiation of PCAs, PCAs must be initiated in the regions or business units, with the exception of normal and appropriate corporate tax, consolidation and elimination entries. Once approved, proposed PCAs are subject to the same incremental compliance review as MJEs. All of the materials relevant to each PCA are loaded into a database that is accessible by all appropriate parties. Commencing in 2005, management directed each region and business unit to review its PCAs and provide an explanation of the cause of the entries and identify the remedial action to minimize the risk of recurrence of MJEs being submitted after the initial consolidation of the financial statements.

12. Commencing in 2005, the Controller initiated weekly meetings, held throughout the quarter-close process until the financial statements are filed, in which technical accounting issues are discussed, monitored and resolved. These meetings are attended by the Controller, Assistant Controller, senior managers in GRG and GTA and other employees, depending on the issues under discussion, and the external auditors.

13. Starting in 2005, management has implemented an enhanced balance sheet review (“BSR”) process in recognition that timely and thorough BSRs provide an effective internal control. With the exception of tax, all balance sheet accounts have been assigned an “owner” within the Control organization who is responsible for overseeing all transactional activity within the account, including determining the propriety of all such activity in compliance with U.S. GAAP and for preparing documentation about the account prior to each quarterly BSR. The BSR process includes a comprehensive evaluation of activity within key liability accounts and a specific focus on the review of provisioning activity as well as cumulative foreign exchange translation adjustment movements. The process also includes a review of restructuring charges, the monitoring of which has been centralized within the Control function. Each balance sheet account owner must explain the activity in the account and identify the triggering events for all substantial activity. The controls and review processes around current liability balances and related releases have been enhanced through the development of improved continuity schedules (which track quarterly changes in accrued liabilities accounts) with narrative explanation for substantial additions and identification of the triggering events for all substantial releases. The continuity schedules are required to be reviewed and analyzed by our Corporate Consolidations group and presented by the Controller to the Audit Committee quarterly.

14. Beginning in 2005, management enhanced the reviews conducted during its internal quarterly profit and loss meetings (“Results Calls”) to provide a forum for discussion of the results for each business unit separately and the results on a consolidated basis, and discuss the variance analysis to budget, to the prior period and to the prior year. In these meetings for each business unit, the business unit leaders are called upon to identify and discuss significant technical accounting issues, including revenue recognition items, that arose during the period that could affect the results for that period. Where technical accounting issues remain outstanding, they are discussed during the Results Calls as well as during the Controller’s accounting issues meetings. To the extent technical accounting issues have not been resolved at the time of the Results Calls, such issues are to be resolved and reported on during the BSRs, which occur prior to the filing of the financial statements.

15. Recognizing that timely and accurate account reconciliations are a priority, management has implemented a policy requiring timely account reconciliations to confirm the accuracy and completeness of ending balances in each general ledger account. In the third quarter of 2006, management issued a new global FPG on the account reconciliation process to outline the requirements for account reconciliations, and which requires quarterly reconciliation of each balance sheet account. Certain accounts determined to be high risk, based on an account risk analysis by the appropriate Control leader, must be reconciled prior to the Audit Committee meeting for the applicable reporting period. Reports are prepared to monitor the timely preparation and review of reconciliations.

16. With respect to foreign exchange, in 2005, management enhanced its annual functional currency study which ultimately determines the methodology for translating subsidiary foreign currency results to U.S. dollar reporting currency.

The enhanced study improved the analysis and documentation to substantiate the functional currency determination, and is reviewed and approved by the appropriate regional Controller and corporate Controller. In addition, in 2005, management implemented a quarterly process to analyze inter-company balances for compliance with SFAS No. 52, paragraph 20. The Treasury function reviews inter-company loans quarterly and inter-company trade positions annually to assist Control in determining if any balances are of a long-term investment, whereby foreign exchange would be recorded in equity. Systems have been automated to support the translation of a significant operating subsidiary’s foreign currency results to U.S. dollar reporting.

17. The Audit Committee has established new priorities for the Internal Audit organization relating to the evaluation of risk exposures for financial reporting, and management has amended the charter for the internal audit function to include oversight responsibilities for the adequacy and effectiveness of financial reporting controls. In the first quarter of 2004, the Audit Committee realigned the reporting responsibilities for Internal Audit, hired a new Internal Audit leader as of July 2005, and directed senior management to strengthen significantly the internal audit function. The head of Internal Audit reports directly to the CEO and the Audit Committee to ensure that Internal Audit is independent from the activities it reviews. Beginning in 2005, Internal Audit work plans include a focus on accounting for transactions, financial reporting and financial reporting controls. Starting in 2006, the Internal Audit work plan includes an assessment of the adequacy and degree of compliance with financial, operational and system controls.

18. As part of the efforts to increase awareness of and timely and appropriate remediation of internal controls, in the second quarter of 2006, we established a SOX Steering Committee comprised of senior management from Finance, Legal, Human Resources, Internal Audit, Information Services and Operations. Regular reporting of remediation activities to senior management, including an escalation process to address areas where remediation planned dates were not met was implemented. The SOX VP regularly meets with Internal Audit and reports to the Audit Committee on the ongoing development, implementation and progress of remedial measures. Training is provided for teams that document and administered controls to improve control design competencies. In addition, the SOX team implemented a revised SOX 404 scope, a comprehensive methodology redesign and changes to the documentation requirements to greatly improve the quality of the SOX 404 documentation. As a result of all of these initiatives, there was significant remediation in 2006 of internal control deficiencies identified in various business processes that impact internal control over financial reporting.

     Technology

19. The general computing control (“GCC”) environment has been strengthened with the implementation of new and enhanced controls. During 2006, numerous control deficiencies were remediated across applications, interfaces and the infrastructure impacting internal control over financial reporting. In particular, we established a standard user management process that facilitates the approval of all user access requests and the removal of accounts when appropriate and implemented regular reviews of business user accounts. We further implemented standard and enhanced controls regarding change management to applications to ensure the changes are appropriately tested, approved and implemented. In addition, we implemented enhanced security protection of data files used to transfer data from one application to another. Segregation of duties was improved in the GCC environment by restricting the number of operating system administrators with privileged access maintaining an audit trail of software changes that are made to some key information system applications.

     Conclusion

Management believes that the remedial measures and other actions to significantly improve internal control over financial reporting described above, individually and in the aggregate, addressed most of the internal control issues in the five material weaknesses. As at December 31, 2006, management has concluded that these measures resulted in the elimination of the five material weaknesses, with the exception of the deficiencies that comprise the revenue related material weakness as at December 31, 2006, as described above.

Continuing Remedial Measures

Based on the progress during 2006 and into 2007, management’s goal is the remediation of our material weakness during the course of 2007 and to the full implementation of the remedial measures contained in the Independent Review Summary. We continue to identify, develop and implement remedial measures in light of management’s assessment of the effectiveness of internal control over financial reporting, in order to strengthen our internal control over financial reporting and disclosure controls and procedures, and to address the material weakness in our internal control over financial reporting as at December 31, 2006, as well as to ensure we continue to sustain the remedial measures taken to address the adopted recommendations in the Independent Review Summary.

For example, during the course of 2006, we have strengthened the Finance function in the LG-Nortel joint venture, including installing a new leader of this function. In addition, since December 31, 2006, we have appointed an individual in the GRG group with the appropriate U.S. GAAP knowledge and experience to be fully dedicated to the review of the joint venture contracts on a timely basis, in accordance with our contract review policy. All such contracts that impacted 2006 results have been reviewed prior to the filing of this report.

Further, new guidelines and training were developed in the second half of 2006 to improve revenue recognition processes. Additional training courses and tools for non-finance roles are being developed and deployed. Analysis of the revenue related processes will continue during 2007 to identify key controls that should be added to these processes, in particular with respect to cross-functional interactions.

In an effort to improve our financial reporting systems and capabilities, to simplify our multiple accounting systems, and to reduce the number of MJEs, we retained an outside consulting firm to advise on the appropriateness of implementing a Systems, Application and Products (“SAP”) platform worldwide that would consolidate many of our systems into a single integrated financial software system. Based on that advice, we adopted the SAP platform to integrate its processes and systems, and undertook an assessment of existing financial systems and processes to determine the most effective implementation of standard SAP software. We completed the finance design and build for the initial scope of the SAP system, including general ledger functionality, by August 2006, and these processes are planned to be tested and fully deployed during 2007. Processes for additional activities will be built upon this first phase of functionality. We completed process design for these additional activities and management expects that the build, testing and deployment will be completed by the third quarter of 2007.

Management continues to assess the internal and external resources that will be needed to continue to implement, support, sustain and monitor the effectiveness of our ongoing and future remedial efforts. The Board of Directors continues to monitor the ongoing implementation efforts.

Changes in Internal Control Over Financial Reporting

In addition to actions related to the remedial measures described above, during the fiscal quarter ended December 31, 2006, the following changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

Systems Segregation of Duties

We deployed a software application that is designed to help us ensure segregation of duties relating to some of our information system applications. The deployed software maintains an audit trail of software changes that are made to some key information system applications.

Pension and Post-Retirement Plans

We implemented enhanced oversight and monitoring controls over the actuarial valuations relating to pension and post-retirement benefit plans performed by our actuaries by implementing a comprehensive, analytical review of the valuations used to project our obligations and period expenses related to those plans.

FIN 48

We implemented a number of new controls, including reviewer checklists and certification for completeness over the processes relating to the recognition and measurement of positions taken or expected to be taken for income taxes in anticipation of our adoption of FIN 48 on January 1, 2007.

Treasury Swaps

As a result of designating certain interest rate swaps for hedge accounting, we engaged a third party to perform the effectiveness testing of our hedging activities undertaken with respect to certain indebtedness. We have implemented new controls to oversee and monitor this outsourcing activity and to review the testing results to determine if the hedge meets the effectiveness criteria.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders and Board of Directors of Nortel Networks Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Nortel Networks Corporation and subsidiaries (“Nortel”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Nortel’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Nortel’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

Lack of sufficient cross-functional communication and coordination, including further definition of roles and responsibilities, with respect to the scope and timing of customer arrangements, insufficient segregation of duties in certain areas, delayed implementation of Nortel review processes and personnel for the LG-Nortel joint venture, and insufficient controls over certain end user computing applications, all of which impact upon the appropriate application of U.S. GAAP to revenue generating transactions.

Specifically, Nortel did not sufficiently and effectively communicate and coordinate between and among the various finance and non-finance organizations in a consistent manner across the Company on the scope and terms of customer arrangements, including the proper identification of all undelivered obligations that may impact upon revenue recognition, which deficiency was compounded by the complexity of Nortel’s customer arrangements, in order to ensure that related revenues were accurately recorded in accordance with U.S. GAAP As well, Nortel requires further definition of roles and responsibilities, and further enhancement of segregation of duties, in particular with respect to the front-end processes around customer arrangements and with respect to access to computer systems, to ensure these revenues are identified and recorded in a timely and accurate manner. With regards to the LG-Nortel joint venture, which was formed in November 2005 and included in management’s assessment of internal control over financial reporting starting in January 2006, these deficiencies were compounded by delays in putting in place review processes and personnel with appropriate knowledge, experience and training in U.S. GAAP. Further,

Nortel utilizes various end user computing applications (for example, spreadsheets) to support accounting for revenue generating transactions, which are not sufficiently protected from unauthorized changes and sufficiently reviewed for completeness and accuracy.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of Nortel and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that Nortel did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Nortel has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule (which report on the consolidated financial statements includes an explanatory paragraph relating to the restatement of the consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, and includes a separate report titled Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Difference referring to changes in accounting principles that have a material effect on the comparability of the financial statements).

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Toronto, Canada
March 15, 2007

ITEM 9B.	Other Information

Not Applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included under the headings “Election of Directors”, “Executive Officers and Certain Other Non-Executive Board Appointed Officers”, “Security Ownership of Directors and Management — Section 16(a) Beneficial Ownership Reporting Compliance”, and “Statement of Corporate Governance Practices — Code of Ethics and Chief Ethics Officer/Chief Compliance Officer”, “— Nomination of Directors” and “— Board Committees — Audit Committees” in our 2007 proxy circular and proxy statement relating to our 2007 Annual and Special Meeting of Shareholders filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, or our 2007 Proxy Circular and Proxy Statement, and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item is included under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2007 Proxy Circular and Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the headings “Equity-Based Compensation Plan Information”, “Voting Shares” and “Security Ownership of Directors and Management” in our 2007 Proxy Circular and Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the headings “Transactions with Related Persons and Indebtedness — Transactions with Related Persons” and “Statement of Corporate Governance Practices — Board Size, Board Composition and Independence” in our 2007 Proxy Circular and Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Auditor Independence

The information required by this item is included under the heading “Auditor Independence” in our 2007 Proxy Circular and Proxy Statement and is incorporated herein by reference.

Change in Certifying Accountant

Deloitte & Touche LLP, or Deloitte & Touche, are our and Nortel Networks Limited’s, or NNL’s, independent public accountants for the fiscal year 2006.

Following an evaluation conducted by us as part of our corporate renewal process, on December 1, 2006, our board of directors proposed that KPMG LLP, or KPMG, serve as our principal independent public accountants commencing with fiscal year 2007, subject to shareholder approval of such appointment. Assuming KPMG’s appointment is approved by our shareholders, KPMG will also be appointed as NNL’s principal independent public accountants commencing with fiscal year 2007. The proposed change in independent public accountants does not result from any disagreement or dissatisfaction between us and Deloitte & Touche.

The audit reports of Deloitte & Touche on our and NNL’s financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

As disclosed in the Controls and Procedures section of both this report and NNL’s Form 10-K, our management and that of NNL concluded that a material weakness in internal control over financial reporting existed as of December 31, 2006. Deloitte & Touche expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2006.

During the two fiscal years ended December 31, 2006 and December 31, 2005 and through March 16, 2007, there were no (1) disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with their reports, or (2) reportable events described under Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934 (or Regulation S-K).

We have furnished this disclosure to Deloitte & Touche for their review and requested that Deloitte furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with our statements. A copy of the letter furnished by Deloitte & Touche in response to that request, dated March 16, 2007, is being filed as Exhibit 16 to this report.

During the fiscal years ended December 31, 2006 and 2005, and through March 16, 2007, we did not consult with KPMG on the application of accounting principles to a specified transaction, either complete or contemplated, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that KPMG concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, except that during the periods indicated and as part of our process of consultation of complex accounting issues, we consulted with KPMG on issues arising in our analysis prior to reaching conclusions on accounting issues related to: revenue recognition, including the application of the criteria for separation of multiple element arrangements under Emerging Issues Task Force Issue 00-21 and American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2 and of the appropriate application of revenue recognition literature under one or more of SOPs 81-1 or 97-2 or Staff Accounting Bulletin No. 104 to certain contract arrangements; the measurement, evaluation and documentation of hedge effectiveness on interest rate swaps based on Statement of Financial Accounting Standard, or SFAS, No. 133; the accounting for certain grants of performance stock units under our Stock Incentive Plan based on SFAS 123 (revised 2004); and the evaluation of recognition criteria arising from interpretations of variable interest entities and other investments pursuant to Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) and other relevant accounting guidance.

During the fiscal years ended December 31, 2006 and 2005, and through March 16, 2007, we did not consult with KPMG on any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or reportable event (as defined in paragraph 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

The index to the Consolidated Financial Statements appears on page 88.

2.	Financial Statement Schedules

Page

Quarterly Financial Data (Unaudited)	170
Report of Independent Registered Chartered Accountants	188
II — Valuation and Qualifying Accounts and Reserves, Provisions for Uncollectibles	189

All other schedules are omitted because they are inapplicable or not required.

3.	Other Documents Filed as a Part of This Report

Management’s Report on Internal Control over Financial Reporting	191
Report of Independent Registered Chartered Accountants	89

Individual financial statements of entities accounted for by the equity method have been omitted because no such entity constitutes a “significant subsidiary” requiring such disclosure at December 31, 2006.

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

The items listed as Exhibits 10.2 to 10.5, 10.22 to 10.36, 10.39 to 10.41, 10.47 to 10.56, 10.58 to 10.59, 10.61 to 10.67, 10.76 and items 10.84 to 10.87 relate to management contracts or compensatory plans or arrangements.

Exhibit
No		Description

*2	.	Amended and Restated Arrangement Agreement involving BCE Inc., Nortel Networks Corporation, formerly known as New Nortel Inc., and Nortel Networks Limited, formerly known as Nortel Networks Corporation, made as of January 26, 2000, as amended and restated March 13, 2000 (including Plan of Arrangement under Section 192 of the Canada Business Corporations Act) (filed as Exhibit 2.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 1, 2000).
*3	.1	Restated Certificate and Articles of Incorporation of Nortel Networks Corporation (filed as Exhibit 3 to Nortel Networks Corporation’s Current Report on Form 8-K dated October 18, 2000).
*3	.2	By-Law No. 1 of Nortel Networks Corporation (filed as Exhibit 3.2 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.3		Restated Certificate and Articles of Amendment of Nortel Networks Corporation dated November 9, 2006.
*4	.1	Shareholders Rights Plan Agreement dated as of March 13, 2000 between Nortel Networks Corporation and Montreal Trust Company of Canada, which includes the Form of Rights Certificate as Exhibit A thereto, as amended by the Registration Statement on Form 8-A/A filed on May 1, 2000, as further amended and restated by Registration Statement dated February 14, 2003 (filed as Exhibit 3 to Nortel Networks Corporation’s Registration Statement on Form 8-A/A filed on April 25, 2003).
*4	.2	Indenture dated as of November 30, 1988, between Nortel Networks Limited and The Toronto-Dominion Bank Trust Company, as trustee, related to debt securities authenticated and delivered thereunder, which comprised the 6% Notes due September 1, 2003, and the 6.875% Notes due September 1, 2023 issued by Nortel Networks Limited (filed as Exhibit 4.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).
*4	.3	Indenture dated as of February 15, 1996, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, formerly Northern Telecom Capital Corporation, as issuer, and The Bank of New York, as trustee, related to debt securities and guarantees authenticated and delivered thereunder, which comprised the 7.40% Notes due 2006 and the 7.875% Notes due 2026 (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-1720) of Nortel Networks Limited and Nortel Networks Capital Corporation).
*4	.4	Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to debt securities authenticated and delivered thereunder (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-51888) of Nortel Networks Limited and Nortel Networks Capital Corporation).
*4	.5	First Supplemental Indenture dated as of February 1, 2001 to Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to 6.125% Notes due 2006 (filed as Exhibit 4.1 to Nortel Networks Limited’s Current Report on Form 8-K dated February 2, 2001).
*4	.6	Instrument of Resignation, Appointment and Acceptance entered into as of December 19, 2002, effective as of January 2, 2003, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, Citibank, N.A. and Deutsche Bank Trust Company Americas, with respect to the Indenture dated as of December 5, 2000, as supplemented by a First Supplemental Indenture dated as of February 1, 2001 related to debt securities (filed as Exhibit 4.6 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
*4	.7	Indenture dated as of August 15, 2001 between Nortel Networks Corporation, Nortel Networks Limited, as guarantor, and Bankers Trust Company, as trustee, related to convertible debt securities and guarantees authenticated and delivered thereunder, which comprised the 4.25% Convertible Senior Notes due 2008 (filed as Exhibit 4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
*4	.8	Amended and Restated Shareholders Rights Plan Agreement dated as of February 28, 2006 effective June 29, 2006, pursuant to an amended and restated shareholder rights plan agreement dated as of February 28, 2006 between Nortel Networks Corporation and Computershare Trust Company of Canada, as Rights Agent (filed as Exhibit 3 to Nortel Networks Corporation’s Form 8-A12B/A dated June 29, 2006).
*4	.9	Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).
*4	.10	First Supplemental Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).

Exhibit
No		Description

*4	.11	Purchase Agreement dated June 29, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and the representative of the initial purchasers with regards to U.S.$1,000,000,000 Floating Rate Senior Notes due 2011, U.S.$550,000,000 10.125% Senior Notes due 2013, U.S.$450,000,000 10.750% Senior Notes due 2016 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).
*4	.12	Registration Rights Agreement dated July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and the representative of the initial purchasers with regards to U.S.$1,000,000,000 Floating Rate Senior Notes due 2011, U.S.$550,000,000 10.125% Senior Notes due 2013, U.S.$450,000,000 10.750% Senior Notes due 2016 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).
*10	.1	Third Amended and Restated Reciprocal Credit Agreement dated as of December 19, 2002 between Nortel Networks Corporation, Nortel Networks Limited and the other parties who have executed the agreement (filed as Exhibit 10.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.2	Nortel Networks Supplementary Executive Retirement Plan, as amended effective October 18, 2001 and October 23, 2002 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.3	Statement describing the retirement arrangements of the former President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.4	Nortel Networks Corporation Executive Retention and Termination Plan, as amended and restated, effective from June 26, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
*10	.5	Purchase Contract and Unit Agreement dated as of June 12, 2002 among Nortel Networks Corporation, Computershare Trust Company of Canada, as purchase contract agent, and Holders (as defined therein) from time to time (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10	.6	U.S. Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited, Nortel Networks Inc. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent as terminated by Letter, Termination Agreement and Full and Final Release and Discharge all dated as of October 24, 2005 (filed as Exhibits 99.1, 99.2 and 99.7 respectively to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).
*10	.7	Amendment No. 1 dated as of December 12, 2002 to the U.S. Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Lien Grantors party thereto and JPMorgan Chase Bank, as Collateral Agent, as terminated by Letter, Termination Agreement and Full and Final Release and Discharge all dated as of October 24, 2005 (filed as Exhibits 99.1, 99.2 and 99.7 respectively to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).
*10	.8	Canadian Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited and certain of its subsidiaries and JPMorgan Chase Bank, as Collateral Agent, as terminated by Letter, Termination Agreement and Full and Final Release and Discharge all dated as of October 24, 2005 (filed as Exhibits 99.1, 99.3 and 99.7 respectively to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).
*10	.9	Amendment No. 1 dated as of December 12, 2002 to the Canadian Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent, as terminated by Letter, Termination Agreement and Full and Final Release and Discharge all dated as of October 24, 2005 (filed as Exhibits 99.1, 99.3 and 99.7 respectively to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).
*10	.10	Form of Nortel Networks Limited Foreign Subsidiary Guarantee dated as of April 4, 2002 and schedule thereto listing the specific foreign subsidiary guarantees which are not attached as exhibits (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.11	Amendment No. 1 dated as of December 12, 2002 to certain Foreign Subsidiary Guarantees dated as of April 4, 2002 among Nortel Networks (Ireland) Limited, Nortel Networks UK Limited, Nortel Networks (Asia) Limited and JPMorgan Chase Bank, as Collateral Agent, as terminated by Letter, Termination Agreements and Full and Final Release and Discharge all dated as of October 24, 2005 (filed as Exhibits 99.1 to 99.7 respectively to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).

Exhibit
No		Description

*10	.12	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.13	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Corporation and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.10 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.14	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Inc. and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.11 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.15	Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Finance & Holding B.V., Nortel Networks S.A., and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.12 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.16	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent, together with(a) the Supplementing Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding, B.V. and JPMorgan Chase Bank, as Collateral Agent,(b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, and(c) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks U.K. Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.13 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.17	Foreign Pledge Agreement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, together with(a) the Pledge Agreement Supplement, dated as of April 4, 2002 between Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent, and(b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V., Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.14 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.18	Pledge Agreement Supplement dated as of May 20, 2002 between Nortel Networks Mauritius Ltd and JPMorgan Chase Bank, as Collateral Agent supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10	.19	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10	.20	Pledge Agreement Supplement dated as of June 4, 2002 between Nortel Networks Singapore Pte Ltd, and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.7 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10	.21	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JP Morgan Chase Bank, as Collateral Agent (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10	.22	Nortel Networks Limited SUCCESS Plan approved on July 25, 2002, as amended and restated on July 28, 2003 with effect from January 1, 2003, as amended on July 28, 2003 with effect from January 1, 2003, as amended on February 26, 2004 with effect from January 1, 2004, as amended March 9, 2006 with effect from January 1, 2006 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.23	Supplementary Pension Credits Arrangement (filed as Exhibit 10.14 to Nortel Networks Corporation’s Registration Statement on Form S-1 (No. 2-71087)).

Exhibit
No		Description

*10	.24	Statements describing the right of certain executives in Canada to defer all or part of their short-term and long- term incentive awards (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
*10	.25	Statement describing eligibility for the Group Life Insurance Plan for directors who are not salaried employees of Nortel Networks Corporation (filed as Exhibit 10.30 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.26	Agreement between a director of Nortel Networks Corporation and Nortel Networks Limited and the respective companies dated June 22, 2001, setting forth the arrangements with respect to serving as non-executive chairman of each of the board of directors of Nortel Networks Corporation and Nortel Networks Limited (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
*10	.27	Amended general description of cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited as originally filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (filed as Exhibit 10.01 to the Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10	.28	Nortel Networks Corporation Directors’ Deferred Share Compensation Plan effective January 1, 2002 as amended and restated May 29, 2003, as amended and restated December 18, 2003 effective January 1, 2004, as restated on June 29, 2005 and amended December 7, 2005 (filed as Exhibit 10.7 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).
*10	.29	Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998 as amended and restated May 1, 2000, as further amended and restated effective January 1, 2002, as amended and restated May 29, 2003, as amended and restated December 18, 2003 effective January 1, 2004, as restated on June 29, 2005 and amended December 7, 2005 (filed as Exhibit 10.74 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).
*10	.30	Nortel Networks Corporation 1986 Stock Option Plan as Amended and Restated, as amended effective April 30, 1992, April 27, 1995, December 28, 1995, April 8, 1998, February 25, 1999, April 29, 1999, September 1, 1999, December 16, 1999, May 1, 2000 and January 31, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.31	Nortel Networks Corporation 2000 Stock Option Plan as amended effective May 1, 2000 and January 31, 2002 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.32	Nortel Networks NA Inc., formerly known as Bay Networks, Inc., 1994 Stock Option Plan as Amended and Restated, as amended effective May 1, 2000 (filed as Exhibit 4.3 to Post-Effective Amendment No. 2 on Form S-8 to Nortel Networks Corporation’s Registration Statement on Form S-4 (No. 333-9066)).
*10	.33	Nortel Networks/BCE 1985 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*10	.34	Nortel Networks/BCE 1999 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*10	.35	Assumption Agreement between Nortel Networks Corporation and Nortel Networks Limited dated March 5, 2001, regarding the assumption and agreement by Nortel Networks Corporation to perform certain covenants and obligations of Nortel Networks Limited under the Nortel Networks Limited Executive Retention and Termination Plan (filed as Exhibit 10.25 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
*10	.36	Nortel Networks U.S. Deferred Compensation Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement on Form S-8 (No. 333-11558)).
*10	.37	Master Facility Agreement dated as of February 14, 2003, and amended by Amending Agreement No. 1 dated July 10, 2003, between Nortel Networks Limited and Export Development Canada, and as further amended by letter agreements dated March 29, 2004, May 28, 2004, August 20, 2004, September 29, 2004, October 29, 2004, November 19, 2004, December 10, 2004, January 14, 2005, February 15, 2005, March 15, 2005, April 29, 2005, May 31, 2005, amended and restated as of October 24, 2005 and further amended May 9, 2006 and December 14, 2006 (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 15, 2006).
*10	.38	Master Indemnity Agreement dated as of February 14, 2003 between Nortel Networks Limited and Export Development Canada, amended and restated as of October 24, 2005 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).

Exhibit
No		Description

*10	.39	Letter dated June 23, 2003 from the former President and Chief Executive Officer of Nortel Networks, to the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited regarding the voluntary return for cancellation of certain stock options to purchase common shares of Nortel Networks Corporation (filed as Exhibit 10.4 to the Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10	.40	Notice of Blackout to Nortel Networks Corporation’s Board of Directors and Executive Officers Regarding Suspension of Trading dated March 10, 2004 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 10, 2004).
*10	.41	Summary statement of terms of initial compensation arrangements related to the president and chief executive officer approved by the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited as of April 29, 2004 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*10	.42	Asset Purchase Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd., amended as of November 1, 2004, February 7, 2005, August 22, 2005 and twice as of May 8, 2006 (filed as Exhibits 10.2 and 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
**10	.43	Amended and Restated Master Contract Manufacturing Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd., amended as of November 1, 2004 and May 8, 2006 (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
**10	.44	Master Repair Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems Limited, amended as of February 8, 2005 and May 8, 2006 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
**10	.45	Master Contract Logistics Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd., amended as of February 8, 2005 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
**10	.46	Letter Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd. amended and restated as of May 8, 2006 (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.47	Letter, dated January 10, 2005, to Mr. Lynton (Red) Wilson, the Chairman of the Board of Nortel Networks Corporation, and modified March 1, 2005 and delivered on August 11, 2005 from certain officers of Nortel Networks Corporation (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated August 18, 2005).
*10	.48	Peter Currie, Executive Vice-President and Chief Financial Officer Employment Letter dated January 20, 2005 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
*10	.49	Gary Daichendt, President and Chief Operating Officer Employment Letter dated March 2, 2005 (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
*10	.50	Summary statement of terms of the additional special pension benefits for the Vice-Chairman and Chief Executive Officer approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on March 22, 2005 (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
*10	.51	The Nortel 2005 Stock Incentive Plan (as filed with the 2005 Proxy Statement) (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.52	Summary statement of the interest payable on the special pension benefits for the Vice-Chairman and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on May 27, 2005 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit
No		Description

*10	.53	Form of Indemnity Agreement effective on or as of June 29, 2005 entered into between Nortel Networks Corporation and each of the following Directors: Harry J. Pearce, Ronald W. Osborne, Richard D. McCormick, John A. MacNaughton, James B. Hunt, Jr. and Jalynn H. Bennett (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.54	Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Corporation effective June 29, 2005 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.55	Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Limited effective June 29, 2005 (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.56	Forms of Instruments of Grant generally provided to optionees granted options under the Nortel Networks Corporation 1986 Stock Option Plan, as Amended and Restated or the Nortel Networks Corporation 2000 Stock Option Plan (filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.57	Proxy Agreement effective as of July 29, 2005 with respect to Capital Stock of Nortel Government Solutions Inc. by and among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc., Nortel Government Solutions Inc., James Frey, Thomas McInerney, Gregory Newbold, and the United States Department of Defense (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
*10	.58	Escrow Agreement dated as of March 1, 2005 and as entered into on August 11, 2005 between Nortel Networks Corporation, Computershare Trust Company of Canada and certain officers of Nortel Networks Corporation (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
*10	.59	Termination Agreement dated September 7, 2005 between Nicholas DeRoma, Chief Legal Officer and Nortel Networks Corporation (filed as Exhibit 10.06 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). The Agreement terminated the remuneration arrangement previously filed as Exhibits 10.3 and 10.4 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.
*10	.60	Agreement and Plan of Merger dated as of April 25, 2005, by and among Nortel Networks Inc., PS Merger Sub, Inc. and PEC Solutions, Inc. (filed as Exhibit 99(d)(1) to Nortel Networks Inc. Current Report on Form SC TO-T dated May 3, 2005 and filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
*10	.61	William A. Owens letter agreement entered into on December 1, 2005, concerning the cessation of Mr. Owens’ responsibilities as Vice-Chairman and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited effective November 15, 2005 (filed as Exhibit 10.68 to Nortel Network Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005). The letter agreement terminated the employment arrangements previously filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarterly period September 30, 2004.
*10	.62	Nicholas DeRoma, former Chief Legal Officer, Letter Agreement dated December 20, 2005 amending the Termination Agreement dated September 7, 2005 (filed as Exhibit 10.69 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).
*10	.63	Steve Pusey, Executive Vice-President and President, Eurasia, Letter Agreement dated September 29, 2005 concerning a retention bonus (filed as Exhibit 10.70 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).
*10	.64	Mike Zafirovski, President and Chief Executive Officer, Indemnity Agreement dated January 18, 2006 with effect from October 31, 2005 (filed as Exhibit 10.72 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).
*10	.65	Pascal Debon letter agreement dated February 21, 2006, concerning the cessation of Mr. Debon’s responsibilities as Senior Advisor of Nortel Networks Corporation and Nortel Networks Limited effective December 23, 2005 (filed as Exhibit 10.75 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).
*10	.66	Brain McFadden letter agreement dated February 21, 2006, concerning the cessation of Mr. McFadden’s responsibilities as Chief Research Officer of Nortel Networks Corporation and Nortel Networks Limited effective December 23, 2005 (filed as Exhibit 10.76 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).

Exhibit
No		Description

*10	.67	Notice of Blackout to Nortel Networks Corporation’s Board of Directors and Executive Officers Regarding Suspension of Trading dated March 10, 2006 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 10, 2006).
*10	.68	Commitment Letter dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 2, 2006).
*10	.69	Commitment Advice Letter Agreement dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., Royal Bank of Canada and J.P. Morgan Securities Inc. (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 2, 2006).
*10	.70	Commitment Advice Letter Agreement dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., Export Development Canada and J.P. Morgan Securities Inc. (filed as Exhibit 10.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 2, 2006).
*10	.71	Securities Demand Letter dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.4 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 2, 2006).
*10	.72	Credit Agreement dated February 14, 2006 among Nortel Networks Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citigroup Global Markets, Inc., Citicorp USA, Inc., Royal Bank of Canada as amended May 9, 2006 and May 19, 2006 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 19, 2006).
*10	.73	Guarantee Agreement dated February 14, 2006 among Nortel Networks Inc., Nortel Networks Limited, Nortel Networks Corporation, JPMorgan Chase Bank, N.A., and Export Development Canada. (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 21, 2006).
*10	.74	U.S. Security Agreement dated February 14, 2006 among Nortel Networks Inc., the subsidiary lien grantors from time to time party thereto, JPMorgan Chase Bank and Export Development Canada. (filed as Exhibit 10.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 21, 2006).
*10	.75	Canadian Security Agreement dated February 14, 2006 among Nortel Networks Limited, Nortel Networks Corporation, the subsidiary lien grantors from time to time party thereto, JPMorgan Chase Bank and Export Development Canada (filed as Exhibit 10.4 to Nortel Networks Corporation’s Current Report on Form 8-K dated February 21, 2006).
*10	.76	Forms of Instruments of Award generally provided to recipients of Restricted Stock Units and Performance Stock Units granted under the Nortel 2005 Stock Incentive Plan and Form of Instrument of Grant generally provided to recipients of stock options granted under the Nortel 2005 Stock Incentive Plan (filed as Exhibit 10.15 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
**10	.77	Stipulation and Agreement of Settlement, dated June 20, 2006, in the matter captioned In re Nortel Networks Corp. Securities Litigation, United States District Court for the Southern District of New York, Consolidated Civil Action No. 01 Civ. 1855 (RMB) (filed as Exhibit 10.10 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
**10	.78	Stipulation and Agreement of Settlement, dated June 20, 2006, in the matter captioned In re Nortel Networks Corp. Securities Litigation, United States District Court for the Southern District of New York, Master File No. 05-MD1659 (LAP) (filed as Exhibit 10.11 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.79	Court Order, dated June 20, 2006, in the matter captioned Frohlinger et. al. v. Nortel Networks Corporation et. al., Ontario Superior Court of Justice, Court File No. 02-CL-4605 (Ont.Sup.Ct.J.) (filed as Exhibit 10.12 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.80	Court Order, dated June 20, 2006, in the matter captioned Association de Protection des Epargnants et. al. Investisseurs du Québec v. Corporation Nortel Networks, Superior Court of Quebec, District of Montreal, No. 500 06-000126-017 (filed as Exhibit 10.13 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.81	Court Order, dated June 20, 2006, in the matter captioned Jeffery et. al. v. Nortel Networks Corporation et. al., Supreme Court of British Columbia, Vancouver Registry Court File No. S015159 (B.C.S.C.) (filed as Exhibit 10.14 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.82	Court Order, dated June 20, 2006, in the matter captioned Gallardi v. Nortel Networks Corporation et. al., Ontario Superior Court of Justice, Court File No. 05-CV-285606CP (Ont.Sup.Ct.J.) (filed as Exhibit 10.15 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit
No		Description

*10	.83	Court Order, dated June 20, 2006, in the matter captioned Skarstedt v. Corporation Nortel Networks, Superior Court of Quebec, District of Montreal, No. 500-06-000277-059 (filed as Exhibit 10.16 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.84	Resolution effective June 28, 2006 for Mike Zafirovski, President and Chief Executive Officer of NNC and NNL outlining acceptance by Boards of Directors of Nortel Networks Corporation and Nortel Networks Limited of the voluntary reduction by Mr. Zafirovski of a special lifetime annual pension benefit by 29% resulting in a payout of US$355,000 per year rather than US$500,000 per year (filed as Exhibit 10.17 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.85	Form of indemnity agreement entered into between Nortel Networks Corporation and members of the Board of Directors of Nortel Networks Corporation on or after September 6, 2006 (filed as Exhibit 10.4 to Nortel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
*10	.86	Summary statement of employment terms and conditions for Mike Zafirovski, President and Chief Executive Officer, November 15, 2005 as approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on October 16, 2005 and form of instrument of award for restricted stock units and form of instrument of award for stock options granted on November 15, 2005 under the Nortel 2005 Stock Incentive Plan to Mike Zafirovski, President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.87		The Nortel 2005 Stock Incentive Plan as Amended and Restated on November 6, 2006 with effect on December 1, 2006.
***10	.88	Agreement between Nortel Networks Limited and Flextronics Telecom Systems, Inc. dated October 13, 2006, amending the asset purchase agreement dated June 29, 2004 among Nortel, and Flextronics International Ltd., and Flextronics Telecom, which was filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as amended from time to time, the amended and restated master contract manufacturing services agreement dated as of June 29, 2004, which was filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as amended from time to time, and the letter agreement dated June 29, 2004, which was filed as Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as amended and restated.
10.89		Share and Asset Sale Agreement between Nortel Networks Limited and Alcatel-Lucent dated December 4, 2006.
10.90		First Amendment to the Share and Asset Sale Agreement between Nortel Networks Limited and Alcatel-Lucent dated December 29, 2006.
12	.	Computation of Ratios.
14	.	Nortel Code of Business Conduct.
16	.	Letter dated March 16, 2007, from Deloitte & Touche LLP regarding Change in Certifying Accountant.
21	.	Subsidiaries of the Registrant.
23	.	Consent of Deloitte & Touche LLP.
24	.	Power of Attorney of certain directors and officers.
31.1		Rule 13a — 14(a)/15d — 14(a) Certification of the President and Chief Executive Officer.
31.2		Rule 13a — 14(a)/15d — 14(a) Certification of the Executive Vice-President and Chief Financial Officer.
32	.	Certification of the President and Chief Executive Officer and Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference.

**	Incorporated by Reference. Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission.

***	Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Ontario, Canada on the 16th day of March, 2007.

NORTEL NETWORKS CORPORATION

By:	/s/ Mike S. Zafirovski
(Mike S. Zafirovski, President
and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2007.

Signature	Title

Principal Executive Officer

/s/ Mike S. Zafirovski (Mike S. Zafirovski)	President and Chief Executive Officer, and a Director

Principal Financial Officer
/s/ Peter W. Currie (Peter W. Currie)	Executive Vice-President and Chief Financial Officer

Principal Accounting Officer

/s/ Paul W. Karr (Paul W. Karr)	Controller

Directors

J.H. Bennett* (J.H. Bennett)	R.D. McCormick* (R.D. McCormick)

M. Bischoff* (M. Bischoff)	C. Mongeau* (C. Mongeau )

J.B. Hunt, Jr.* (J.B. Hunt, Jr.)	H.J. Pearce* (H.J. Pearce)

K.M. Johnson* (K.M. Johnson)	J.D. Watson* (J.D. Watson)

J.A. MacNaughton* (J.A. MacNaughton)	M.S. Zafirovski* (M.S. Zafirovski)

J.P. Manley* (J.P. Manley)

/s/ Gordon A. Davies By:* (Gordon A. Davies, as attorney-in-fact March 16, 2007.)