Form 10-Q
period 2008-03-31
NORTEL NETWORKS CORP
filed 2008-05-02
CIK 72911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From              to

Commission File Number: 001-07260

Nortel Networks Corporation
(Exact name of registrant as specified in its charter)

Canada	98-0535482
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

195 The West Mall Toronto, Ontario, Canada	M9C 5K1 (Zip Code)
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

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 25, 2008.

464,855,186 shares of common stock without nominal or par value

		PAGE

PART I FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	76
ITEM 4.	Controls and Procedures	77

PART II OTHER INFORMATION
ITEM 1.	Legal Proceedings	78
ITEM 1A.	Risk Factors	78
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
ITEM 6.	Exhibits	80
SIGNATURES		81
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
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

i

PART I
FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

NORTEL NETWORKS CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2008	2007
	(Millions of U.S. Dollars,
	except per share amounts)

Revenues:
Products	$2,471	$2,169
Services	287	314

Total revenues	2,758	2,483

Cost of revenues:
Products	1,459	1,303
Services	153	178

Total cost of revenues	1,612	1,481

Gross profit	1,146	1,002
Selling, general and administrative expense	597	604
Research and development expense	420	409
Amortization of intangible assets	12	12
Special charges	88	80
Gain on sales of businesses and assets	(2)	(1)
Shareholder litigation settlement recovery	—	(54)
Other operating expense (income) — net (note 3)	13	(10)

Operating earnings (loss)	18	(38)
Other income — net (note 3)	(37)	(66)
Interest expense Long-term debt	74	85
Other	6	11

Loss from operations before income taxes, minority interests and equity in net earnings of associated companies	(25)	(68)
Income tax expense	36	13

	(61)	(81)
Minority interests — net of tax	78	22
Equity in net earnings of associated companies — net of tax	(1)	—

Net loss	$(138)	$(103)

Basic and diluted loss per common share	$(0.28)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2008	2007
	(Millions of U.S. Dollars, except for share amounts)

ASSETS
Current assets
Cash and cash equivalents	$3,223	$3,532
Restricted cash and cash equivalents	58	76
Accounts receivable — net	2,338	2,583
Inventories — net	1,818	2,002
Deferred income taxes — net	535	487
Other current assets	472	467

Total current assets	8,444	9,147
Investments	193	194
Plant and equipment — net	1,510	1,532
Goodwill	2,570	2,559
Intangible assets — net	188	213
Deferred income taxes — net	2,774	2,868
Other assets	574	555

Total assets	$16,253	$17,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,070	$1,187
Payroll and benefit-related liabilities	545	690
Contractual liabilities	259	272
Restructuring liabilities	143	100
Other accrued liabilities (note 3)	3,497	3,825
Long-term debt due within one year	696	698

Total current liabilities	6,210	6,772
Long-term debt	3,838	3,816
Deferred income taxes — net	30	17
Other liabilities (note 3)	2,706	2,875

Total liabilities	12,784	13,480

Minority interests in subsidiary companies	883	830
Guarantees, commitments and contingencies (notes 9, 11 and 16, respectively)

SHAREHOLDERS’ EQUITY
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 438,029,916 and 437,423,006 as of March 31, 2008 and December 31, 2007, respectively.	34,043	34,028
Additional paid-in capital	5,033	5,025
Accumulated deficit	(36,705)	(36,532)
Accumulated other comprehensive income	215	237

Total shareholders’ equity	2,586	2,758

Total liabilities and shareholders’ equity	$16,253	$17,068

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2008	2007
	(Millions of U.S. Dollars)

Cash flows from (used in) operating activities
Net loss	$(138)	$(103)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	82	79
Non-cash portion of shareholder litigation settlement recovery	—	(54)
Non-cash portion of special charges	2	—
Equity in net earnings of associated companies	(1)	—
Share-based compensation expense	21	25
Deferred income taxes	12	5
Pension and other accruals	32	92
Loss (gains) on sales and write downs of investments, businesses and assets — net	6	(1)
Minority interests	78	22
Other — net	(23)	18
Change in operating assets and liabilities
Other	(331)	(59)
Global Class Action Settlement — net	—	(585)

Net cash used in operating activities	(260)	(561)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(51)	(56)
Proceeds on disposals of plant and equipment	—	14
Change in restricted cash and cash equivalents	18	595
Acquisitions of investments and businesses — net of cash acquired	(29)	(14)
Proceeds from the sales of investments and businesses and assets — net	18	(39)

Net cash from (used in) investing activities	(44)	500

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to minority interests	(11)	(10)
Increase in notes payable	28	10
Decrease in notes payable	(25)	(12)
Proceeds from issuance of long-term debt	—	1,150
Debt issuance costs	—	(22)
Repayments of capital leases payable	(6)	(5)
Issuance of common shares	—	7

Net cash from (used in) financing activities	(14)	1,118

Effect of foreign exchange rate changes on cash and cash equivalents	9	6

Net increase (decrease) in cash and cash equivalents	(309)	1,063
Cash and cash equivalents at beginning of period	3,532	3,492

Cash and cash equivalents at end of period	$3,223	$4,555

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)
(Millions of U.S. Dollars, except per share amounts, unless otherwise stated)

1.	Significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements of Nortel Networks Corporation (“Nortel”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2007, except as discussed in note 2. The condensed consolidated balance sheet as of December 31, 2007 is derived from the December 31, 2007 audited consolidated financial statements. Although Nortel is headquartered in Canada, the unaudited condensed consolidated financial statements are expressed in U.S. Dollars as the greater part of the financial results and net assets of Nortel are denominated in U.S. Dollars.

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable, inventory provisions, product warranties, estimated useful lives of intangible assets and plant and equipment, asset valuations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, share-based compensation and contingencies.

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three months ended March 31, 2008 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC and Canadian securities regulatory authorities (the “2007 Annual Report”).

Comparative figures

Certain 2007 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to Nortel’s current presentation, as set out in notes 3 and 4.

(a)	Recent accounting pronouncements

(i)	In September 2006, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value, a framework for measuring fair value and requires expanded disclosures about fair value measurements. Nortel partially adopted the provisions of SFAS 157 effective January 1, 2008; see note 2. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis has been deferred to fiscal years beginning after December 15, 2008 in accordance with FASB Staff Position (“FSP”), SFAS 157-2, “Effective Date of FASB Statement No. 157”. Nortel plans to adopt the deferred portion of SFAS 157 on January 1, 2009. Nortel does not currently expect the adoption of the deferred portion of SFAS 157 to have a material impact on its results of operations and financial condition, but will continue to assess the impact as the guidance evolves.

(ii)	In September 2007, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-1, “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

related to the arrangements. Nortel will adopt the provisions of EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(iii)	In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), replacing SFAS No. 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and goodwill acquired on acquisition of businesses. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Nortel plans to adopt the provisions of SFAS 141R on January 1, 2009. The adoption of SFAS 141R will impact the accounting for business combinations completed by Nortel on or after January 1, 2009.

(iv)	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Nortel plans to adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will result in the reclassification of minority interests to shareholders’ equity. Nortel is currently assessing any further impacts of SFAS 160 on its results of operations and financial condition.

(v)	In February 2008, the FASB issued FSP SFAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). FSP SFAS 140-3 provides implementation guidance on accounting for a transfer of a financial asset and repurchase financing. The new guidance presumes that the initial transfer of a financial asset and a repurchase financing should be considered part of the same arrangement (i.e., a linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). If certain criteria are met, however, then the transfer and repurchase should be separately evaluated under SFAS 140 and not considered a linked transaction. FSP SFAS 140-3 is effective for fiscal years and interim periods beginning after November 15, 2008. Nortel plans to adopt the provisions of FSP SFAS 140-3 on January 1, 2009. Nortel does not currently expect the adoption to have a material impact on its results of operations and financial condition.

(vi)	In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Nortel plans to adopt the provisions of SFAS 161 on January 1, 2009. Nortel is currently assessing the impact of the adoption of SFAS 161 on its consolidated financial statement disclosures.

(vii)	In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. Nortel plans to adopt the provisions of FSP SFAS 142-3 on January 1, 2009. Nortel is currently assessing the impact of the adoption of FSP SFAS 142-3 on its results of operations and financial condition.

2.	Accounting changes

(a)	The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For Nortel, SFAS 159 is effective as of January 1, 2008. Nortel has elected not to apply the fair value option for any of its eligible financial instruments and other items in the current period.

(b)	Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which establishes a single definition of fair value and a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Nortel partially adopted the provisions of SFAS 157 effective January 1, 2008. See note 10.

(c)	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). Effective for fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Nortel adopted these requirements in fiscal 2006.

Effective for fiscal years ending after December 15, 2008, SFAS 158 requires Nortel to measure the funded status of its plans as of the date of its year end statement of financial position, being December 31. Nortel has historically measured the funded status of its significant plans on September 30. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. Nortel has adopted the second approach, whereby Nortel continues to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost (exclusive of any curtailment or settlement gain or loss) for the period between the earlier measurement date, being September 30, 2007, and the end of the fiscal year that the new measurement date provisions are applied, being December 31, 2008, shall be allocated between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ending December 31, 2008. The adoption has resulted in an increase in accumulated deficit of $36, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008.

For additional information on Nortel’s pension and post-retirement plans, see note 7.

3.	Condensed consolidated financial statement details

The following tables provide details of selected items presented in the condensed consolidated statements of operations and cash flows, and the condensed consolidated balance sheets. For further information with respect to the accounting policies used in the preparation of the condensed consolidated financial statement details below, refer to the 2007 Annual Report and note 2.

Condensed consolidated statements of operations

Other operating expense (income) — net:

	Three Months Ended March 31,
	2008	2007(a)

Royalty license income — net	$(8)	$(10)
Litigation charges	12	—
Other — net	9	—

Other operating expense (income) — net	$13	$(10)

(a)	Includes items that were previously reported as non-operating and that have been reclassified from “Other income — net” to conform to current presentation.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other income — net:

	Three Months Ended March 31,
	2008	2007

Interest and dividend income	$(38)	$(53)
Currency exchange losses — net	19	—
Other — net	(18)	(13)

Other income — net	$(37)	$(66)

Hedge ineffectiveness related to designated hedging relationships that were accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, had no material impact on the net loss for the three months ended March 31, 2008 or 2007, and is reported within Other income — net in the condensed consolidated statements of operations.

Condensed consolidated balance sheets

Accounts receivable — net:

	March 31,	December 31,
	2008	2007

Trade receivables	$2,084	$2,277
Notes receivable	4	12
Contracts in process	307	356

	2,395	2,645
Less: provision for doubtful accounts	(57)	(62)

Accounts receivable — net	$2,338	$2,583

Inventories — net:

	March 31,	December 31,
	2008	2007

Raw materials	$578	$610
Work in process	11	10
Finished goods	779	800
Deferred costs	1,488	1,698

	2,856	3,118
Less: provision for inventories	(845)	(907)

Inventories — net	2,011	2,211
Less: long-term deferred costs(a)	(193)	(209)

Current inventories — net	$1,818	$2,002

(a)	Long-term portion of deferred costs is included in other assets.

Other current assets:

	March 31,	December 31,
	2008	2007

Prepaid expenses	$181	$152
Income taxes recoverable	74	77
Current investments	2	15
Other	215	223

Other current assets	$472	$467

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Investments:

Investments include balances of $93 and $101 as of March 31, 2008 and December 31, 2007, respectively, related to long-term investment assets held in an employee benefit trust in Canada, and restricted as to its use in operations by Nortel. As of March 31, 2008, investments include a balance of $28 with respect to investments in auction rate securities. Previously, Nortel classified its auction rate securities as current assets, however, due to current market conditions, these investments have been reclassified to long-term investments. See note 10 for more information.

Plant and equipment — net:

	March 31,	December 31,
	2008	2007

Cost:
Land	$38	$38
Buildings	1,130	1,137
Machinery and equipment	2,189	2,176
Assets under capital lease	215	215
Sale lease-back assets	96	97

	3,668	3,663

Less accumulated depreciation:
Buildings	(404)	(395)
Machinery and equipment	(1,623)	(1,608)
Assets under capital lease	(110)	(107)
Sale lease-back assets	(21)	(21)

	(2,158)	(2,131)

Plant and equipment — net(a)	$1,510	$1,532

(a)	Includes assets held for sale with a carrying value of $4 and nil as of March 31, 2008 and December 31, 2007, respectively, related to owned facilities that were being actively marketed for sale.

Goodwill:

The following table outlines goodwill by reportable segment:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

Balance — as of December 31, 2007	$484	$152	$660	$1,092	$171	$2,559
Change:
Additions	—	—	—	—	—	—
Disposals	—	—	—	—	—	—
Foreign exchange	1	1	2	3	1	8
Other	1	—	1	1	—	3

Balance — as of March 31, 2008	$486	$153	$663	$1,096	$172	$2,570

Intangible assets — net:

	March 31,	December 31,
	2008	2007

Cost	$327	$338
Less accumulated amortization	(139)	(125)

Intangible assets — net	$188	$213

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other assets:

	March 31,	December 31,
	2008	2007

Long-term deferred costs	$193	$209
Long-term inventories	27	27
Debt issuance costs	57	62
Derivative assets	112	77
Financial assets	54	62
Other	131	118

Other assets	$574	$555

Other accrued liabilities:

	March 31,	December 31,
	2008	2007

Outsourcing and selling, general and administrative related provisions	$274	$306
Customer deposits	42	52
Product-related provisions	114	126
Warranty provisions (note 9)	209	214
Deferred revenue	1,237	1,219
Advance billings in excess of revenues recognized to date on contracts(a)	1,240	1,490
Miscellaneous taxes	47	32
Income taxes payable	101	96
Deferred income taxes	14	15
Tax uncertainties (note 6)	7	21
Interest payable	60	91
Other	152	163

Other accrued liabilities	$3,497	$3,825

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	March 31,	December 31,
	2008	2007

Pension benefit liabilities	$1,022	$1,109
Post-employment and post-retirement benefit liabilities	878	893
Restructuring liabilities (note 5)	173	180
Deferred revenue	366	400
Tax uncertainties	73	71
Derivative liabilities	15	33
Other long-term provisions	179	189

Other liabilities	$2,706	$2,875

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Condensed consolidated statements of cash flows

Change in operating assets and liabilities excluding Global Class Action Settlement (as defined in note 16) — net:

	Three Months Ended March 31,
	2008	2007

Accounts receivable — net	$245	$427
Inventories — net	(25)	9
Deferred costs	210	31
Income taxes	(6)	(11)
Accounts payable	(121)	(74)
Payroll, accrued and contractual liabilities	(264)	(595)
Deferred revenue	(16)	42
Advance billings in excess of revenues recognized to date on contracts	(250)	(13)
Restructuring liabilities	42	38
Other	(146)	87

Change in operating assets and liabilities excluding Global Class Action Settlement — net	$(331)	$(59)

Interest and taxes paid:

	Three Months
	Ended March 31,
	2008	2007

Cash interest paid	$111	$136
Cash taxes paid	$30	$18

4.	Segment information

Segment descriptions

Nortel’s operations are organized around four reportable segments consisting of Carrier Networks (“CN”), Enterprise Solutions (“ES”), Global Services (“GS”) and Metro Ethernet Networks (“MEN”). The segments are described below.

•	CN provides mobility networking solutions using (i) Code Division Multiple Access (“CDMA”), Global System for Mobile Communication (“GSM”), and Universal Mobile Telecommunication System (“UMTS”) radio access technologies, and fixed and mobile networking solutions using Worldwide Interoperability for Microwave Access (“WiMAX”) radio access technology, and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end users to be mobile while they send and receive voice and data communications using wireless devices such as cellular telephones, personal digital assistants, laptops and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end user to be connected and identified when not in a fixed location and to roam globally. In addition, Nortel’s carrier circuit and packet voice solutions provide a broad range of voice solutions to its service provider customers for business and residential subscribers, traditional, full featured voice services as well as internet-based voice and multimedia communications services using either circuit or packet-based switching technologies. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers. Increasingly, CN addresses customers who want to provide services across both wireless as well as wired devices.

•	ES provides Unified Communications (“UC”) solutions to enterprise customers using (i) Business Optimized Communications and (ii) Business Optimized Networking. Business Optimized Communications is comprised of enterprise circuit and packet voice solutions, software solutions for multi-media messaging, conferencing and contact centers and Service Oriented Architecture based communications enabled applications. Business Optimized Networking solutions are inclusive of data networking, wireless LAN, data centers, and security. Nortel’s UC solutions transform an enterprise’s existing communications to deliver a unified, real time, multi-media experience including voice, video, email and instant messaging. Nortel’s ES customers consist of a broad range of enterprises

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

around the world, including large businesses at their headquarters, data centers, call centers and branch offices, small and medium-size businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•	GS provides a broad range of services to address the requirements of Nortel’s carrier and enterprise customers throughout the entire lifecycle of their networks. The GS portfolio is organized into four main service product groups: (i) network implementation services, including network integration, planning, installation, optimization and security services, (ii) network support services, including technical support, hardware maintenance, equipment spares logistics and on-site engineers, (iii) network managed services, including services related to the monitoring and management of customer networks and providing a range of network managed service options, and (iv) network application services, including applications development, integration and communications-enabled application solutions and hosted multimedia services. Nortel’s GS market mirrors that of its carrier and enterprise markets along with a broad range of customers in all geographic regions where Nortel conducts business, including wireline and wireless carriers, cable operators, small and medium-size businesses, large global enterprises and all levels of government.

•	MEN combines Nortel’s optical networking solutions and the carrier portion of its data networking solutions to transform its carrier and large enterprise customers’ networks to be more scalable and reliable for the high speed delivery of diverse multi-media communications services. By combining Nortel’s optical expertise and data knowledge, Nortel creates carrier Ethernet solutions that help service providers and enterprises better manage increasing bandwidth demands. Nortel differentiates its MEN solutions by using technology innovation such as Provider Backbone Bridges, Provider Backbone Transport, and 40G Dual Polarization Quadrature Phase Shift Keying to deliver increased network capacity at lower cost per bit and with a simpler operations paradigm. Both metropolitan, or metro, and long haul networks are key focus areas as bandwidth demands are increasing as a result of the growth of network-based broadcast and on-demand video delivery, wireless “backhaul” for a variety of data services including video, as well as traditional business, internet, and private line and voice services.

•	Other miscellaneous business activities and corporate functions, including the operating results of Nortel Government Solutions Incorporated, do not meet the quantitative criteria to be disclosed separately as reportable segments and have been reported in “Other”. Costs associated with shared services, such as general corporate functions, that are managed on a common basis are allocated to Nortel’s reportable segments based on usage determined generally by headcount. A portion of other general and miscellaneous corporate costs and expenses are allocated based on a fixed charge established annually. Costs not allocated to the reportable segments include employee share-based compensation, differences between actual and budgeted employee benefit costs, interest attributable to its long-term debt and other non-operational activities, and are included in “Other”.

Nortel’s president and chief executive officer (the “CEO”) has been identified as the Chief Operating Decision Maker in assessing segment performance and in deciding how to allocate resources to the segments. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is Operating Margin (“OM”). OM is defined by Nortel as follows: total revenues less total cost of revenues, selling, general and administrative (“SG&A”) and research and development (“R&D”) expense. Previously, the CEO used management earnings (loss) before income taxes (“Management EBT”). Management EBT is a measure that includes total revenues, total cost of revenues, SG&A and R&D expense, interest expense, other operating expense (income) — net, other expense (income) — net, minority interests — net of tax and equity in net earnings of associated companies — net of tax. Comparative information from the prior period has been restated to conform to current presentation as a result of the new primary financial measure used by the CEO. The accounting policies of the reportable segments are the same as those applied to the condensed consolidated financial statements. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Segments

The following tables set forth information by segment for the three months ended:

	March 31,	March 31,
	2008	2007

Revenues
Carrier Networks	$1,218	$1,009
Enterprise Solutions	641	597
Metro Ethernet Networks	327	373
Global Services	516	448

Total reportable segments	2,702	2,427
Other	56	56

Total revenues	$2,758	$2,483

Operating margin
Carrier Networks	$259	$154
Enterprise Solutions	(24)	(9)
Metro Ethernet Networks	(25)	(20)
Global Services	72	75

Total reportable segments	282	200
Other	(153)	(211)

Total operating margin	129	(11)

Amortization of intangible assets	12	12
Special charges	88	80
Gain on sales of businesses and assets	(2)	(1)
Shareholder litigation settlement recovery	—	(54)
Other operating expense (income) — net	13	(10)
Other income — net	(37)	(66)
Interest expense	80	96
Income tax expense	36	13
Minority interests — net of tax	78	22
Equity in net earnings of associated companies — net of tax	(1)	—

Net loss	$(138)	$(103)

Nortel had two customers, Verizon Communications Inc. and KT Freetel Co., Ltd., that generated revenues of approximately $332 and $305, respectively, or 12% and 11%, respectively, of total consolidated revenues for the three months ended March 31, 2008. Only one customer, Verizon Communications Inc., generated revenues of approximately $309 or 13% of total consolidated revenues for the three months ended March 31, 2007. The revenues from these customers for the three months ended March 31, 2008 and 2007 did not relate solely to one of Nortel’s reportable segments, but rather were generated throughout Nortel’s reportable segments.

5.	Special charges

On February 27, 2008, as part of its further efforts to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that includes workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. The reductions will occur through both voluntary and involuntary terminations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and further consolidating real estate requirements. Collectively, these efforts are referred to as the “2008 Restructuring Plan”. Nortel expects total charges to earnings and cash outlays related to workforce reductions to be approximately $205, which will be substantially incurred over fiscal 2008 and 2009. Nortel expects total charges to earnings related to the consolidation of real estate to be approximately $70, including approximately $25 related to fixed asset write downs, to be incurred over fiscal 2008 and 2009, and cash outlays of approximately $45 to be incurred through 2024. Approximately $67 of the total charges relating to the 2008 Restructuring Plan have been incurred during the three months ended

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

March 31, 2008. Approximately 70% of the total restructuring expense related to the 2008 Restructuring Plan is expected to be incurred by the end of 2008.

During the first quarter of 2007, as part of its continuing efforts to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. During the year ended December 31, 2007, approximately 150 additional positions were identified and incorporated into the plan with associated costs of approximately $15. Other revisions to the original workforce plan included a change in strategy regarding shared services, resulting in approximately 300 fewer position reductions with associated costs of approximately $18. The revised net position reduction is therefore expected to be 2,750. The reductions will occur through both voluntary and involuntary terminations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements. Collectively, these efforts are referred to as the “2007 Restructuring Plan”. As of March 31, 2008, Nortel expects total charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $340 and $320, respectively. Nortel currently expects that workforce reductions and shifting of positions will account for $260 of the estimated expense, and $80 will relate to real estate consolidation. The workforce reductions are expected to be completed by the end of the first quarter in 2009 and the charges for ongoing lease costs are to be substantially incurred by the end of 2024. Approximately $195 of the total charges relating to the 2007 Restructuring Plan have been incurred as of March 31, 2008.

During the second quarter of 2006, in an effort to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that included workforce reductions of approximately 1,900 positions (the “2006 Restructuring Plan”). The workforce reductions occurred primarily in the U.S. and Canada and spanned all of Nortel’s segments. Nortel originally estimated the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan to be approximately $100. During 2007, the program was determined to be substantially complete resulting in a total reduction of 1,750 positions with a revised total cost of $85. The cost revisions were primarily due to higher voluntary attrition reducing the number of involuntary actions requiring the payment of benefits.

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

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

During the three months ended March 31, 2008, Nortel continued to implement these restructuring work plans. Special charges were as follows:

					Special charges
		Contract			Three Months
		settlement	Plant and		Ended
	Workforce	and lease	equipment		March 31,
	reduction	costs	write downs	Total	2008

2008 Restructuring Plan
Provision balance as of December 31, 2007	$—	$—	$—	$—	$—
Other special charges	63	4	—	67	67
Revisions to prior accruals	—	—	—	—	—
Cash drawdowns	(2)	—	—	(2)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	(1)	—	—	(1)

Provision balance as of March 31, 2008	$60	$4	$—	$64

2007 Restructuring Plan
Provision balance as of December 31, 2007	$43	$25	$—	$68
Other special charges	18	4	—	22	22
Revisions to prior accruals	—	2	—	2	2
Cash drawdowns	(28)	(5)	—	(33)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of March 31, 2008	$33	$26	$—	$59

2006 Restructuring Plan
Provision balance as of December 31, 2007	$8	$—	$—	$8
Other special charges	—	—	—	—	—
Revisions to prior accruals	—	—	—	—	—
Cash drawdowns	(5)	—	—	(5)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of March 31, 2008	$3	$—	$—	$3

2004 Restructuring Plan
Provision balance as of December 31, 2007	$—	$51	$—	$51
Other special charges	—	—	—	—	—
Revisions to prior accruals	—	—	—	—	—
Cash drawdowns	—	(3)	—	(3)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of March 31, 2008	$—	$48	$—	$48

2001 Restructuring Plan
Provision balance as of December 31, 2007	$—	$153	$—	$153
Other special charges	—	—	—	—	—
Revisions to prior accruals	—	(3)	—	(3)	(3)
Cash drawdowns	—	(8)	—	(8)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of March 31, 2008	$—	$142	$—	$142

Total provision balance as of March 31, 2008(a)	$96	$220	$—	$316

Total special charges					$88

(a) As of March 31, 2008 and December 31, 2007, the short-term provision balances were $143 and $100, respectively, and the long-term provision balances were $173 and $180, respectively.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2008 Restructuring Plan

Three months ended March 31, 2008

For the three months ended March 31, 2008, Nortel recorded special charges of $63 related to severance and benefit costs associated with a workforce reduction of approximately 850 employees, of which approximately 250 were notified of termination during the three months ended March 31, 2008. The workforce reduction was primarily in the U.S. and Canada and extended across all of Nortel’s segments, with the majority of the reductions occurring in the ES and CN business segments.

2007 Restructuring Plan

Three months ended March 31, 2008

For the three months ended March 31, 2008, Nortel recorded special charges of $18 related to severance and benefit costs with respect to the 2007 Restructuring Plan. The workforce reduction to date has been approximately 1,650 employees, of which approximately 220 were notified of termination during the three months ended March 31, 2008. This portion of the workforce reduction was primarily in the U.S., Canada, and Europe, Middle East and Africa (“EMEA”). The real estate initiative resulted in costs of $6 including revisions of $2 during the three months ended March 31, 2008. Cash expenditures related to real estate initiatives of $5 were incurred during the three months ended March 31, 2008. For the 2007 Restructuring Plan, the remaining provision, which is net of approximately $30 in estimated sublease income, is expected to be substantially drawn down by the end of 2016. To date Nortel has incurred approximately 57% of the total restructuring expense related to the 2007 Restructuring Plan.

2006 Restructuring Plan

Three months ended March 31, 2008

Nortel incurred total cash costs related to the 2006 Restructuring Plan of approximately $5 during the three months ended March 31, 2008. The provision balance for the 2006 Restructuring Plan was drawn down to $3 during the three months ended March 31, 2008.

2004 Restructuring Plan

Three months ended March 31, 2008

The provision balance for contract settlement and lease costs was drawn down by cash payments of $3 for the 2004 Restructuring Plan during the three months ended March 31, 2008. For the 2004 Restructuring Plan, the remaining provision, which is net of approximately $39 in estimated sublease income, is expected to be substantially drawn down by the end of 2016.

2001 Restructuring Plan

Three months ended March 31, 2008

The provision balance for contract settlement and lease costs was drawn down by cash payments of $8 and revisions of $3 during the three months ended March 31, 2008. The remaining provision, net of approximately $138 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Segments

The following table outlines special charges incurred for each of Nortel’s restructuring plans by segment during the three months ended March 31, 2008 and 2007:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

2008 Restructuring Plan	$26	$21	$9	$11	$—	$67
2007 Restructuring Plan	3	12	8	1	—	24
2006 Restructuring Plan	—	—	—	—	—	—
2004 Restructuring Plan	—	—	—	—	—	—
2001 Restructuring Plan	(1)	(1)	(1)	—	—	(3)

Total special charges for the three months ended March 31, 2008	$28	$32	$16	$12	$—	$88

2007 Restructuring Plan	$11	$45	$15	$4	$—	$75
2006 Restructuring Plan	1	3	1	—	—	5
2004 Restructuring Plan	—	—	—	—	—	—
2001 Restructuring Plan	—	—	—	—	—	—

Total special charges for the three months ended March 31, 2007	$12	$48	$16	$4	$—	$80

As described in note 4, OM by segment does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above, based generally on headcount, SG&A allocations and revenue streams. Previously, Nortel allocated these costs only based on headcount and revenue streams.

6.	Income taxes

During the three months ended March 31, 2008, Nortel recorded a tax expense of $36 on loss from operations before income taxes, minority interests and equity in net earnings of associated companies of $25. The tax expense of $36 is largely comprised of several significant items, including $62 of income taxes on profitable entities in Asia and Europe, including a reduction of Nortel’s deferred tax assets in EMEA and other taxes of $4, primarily related to taxes on preferred share dividends in Canada. This tax expense is partially offset by a $13 benefit derived from various tax credits and R&D related incentives, a $15 benefit resulting from decreases in uncertain tax positions and a $2 benefit resulting from revisions to prior year tax estimates and refunds.

During the three months ended March 31, 2007, Nortel recorded a tax expense of $13 on a loss from operations before income taxes, minority interests and equity in net earnings of associated companies of $68. The tax expense of $13 is primarily related to the reduction of Nortel’s deferred tax assets as well as current tax provisions in certain taxable jurisdictions which have been partially offset by the recognition of R&D related incentives.

As of March 31, 2008, Nortel’s net deferred tax assets were $3,265 reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating loss carryforwards and tax credit carryforwards.

Nortel had approximately $1,329 of total gross unrecognized tax benefits as of March 31, 2008 and December 31, 2007. As of March 31, 2008, of the total gross unrecognized tax benefits, $52 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized. The net change of nil since December 31, 2007 consists of an increase of $9 for new uncertain tax positions arising in 2008, an increase of $28 arising from uncertain tax positions taken during prior periods, offset by a decrease of $1 resulting from settlements of uncertain tax positions and a decrease of $36 resulting from changes to the measurement of existing uncertain tax positions for changes to foreign exchange rates and other measurement criteria. Included in the $28 of uncertain tax positions taken during prior periods is $8 related to the reduction of an uncertain tax position in Colombia which has favorably impacted the effective tax rate for 2008.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2008, Nortel recognized approximately $5 in interest, penalties and foreign exchange

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

translation, offset by a decrease of $9 resulting from the decrease in the uncertain tax position in Colombia. Nortel had approximately $28 and $32 accrued for the payment of interest and penalties as of March 31, 2008 and December 31, 2007, respectively.

Nortel believes it is reasonably possible that $162 of its gross unrecognized tax benefit will decrease during the twelve months ending March 31, 2009. Of this amount, $62 will result from the potential resolution of current Advance Pricing Arrangements (“APA”) negotiations, $88 will result from including unrecognized tax benefits on amended income tax returns, and $12 will result from the potential settlement of audit exposures in South America, Asia and Europe. It is anticipated that $11 of these potential decreases in unrecognized tax benefits would impact Nortel’s effective tax rate.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the U.S., France, Australia, Germany and Brazil. In addition, Nortel has ongoing audits in other smaller jurisdictions including, but not limited to, Italy, Poland, Colombia and the Philippines. Nortel’s 2000 through 2007 tax years remain open in most of these jurisdictions primarily as a result of ongoing negotiations regarding APAs affecting these periods.

Nortel regularly assesses the status of tax examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the amount of $87 for the taxation years 1999 and 2000. In addition, the tax authorities in France issued assessments in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,327, additional income tax liabilities of $52 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $106 plus applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and is in the process of entering into Mutual Agreement Procedures with competent authority under the Canada-France tax treaty to settle the dispute. Nortel believes that it has adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

In accordance with SFAS 109, Nortel reviews all available positive and negative evidence to evaluate the recoverability of its deferred tax assets. This includes a review of such evidence as the carryforward periods of the significant tax assets, Nortel’s history of generating taxable income in its significant tax jurisdictions (namely Canada, the U.S., the United Kingdom (“U.K.”) and France), Nortel’s cumulative profits or losses in recent years, and Nortel’s projections of earnings in its significant jurisdictions. On a jurisdictional basis, Nortel is in a cumulative loss position in certain of its significant jurisdictions. For these jurisdictions, Nortel continues to maintain a valuation allowance against a portion of its deferred income tax assets. Nortel has concluded that it is more likely than not that the remaining deferred tax assets in these jurisdictions will be realized.

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

Nortel has requested that the APAs apply to the 2001 through 2005 taxation years. Nortel is also in the initial stages of preparing a new APA request which it anticipates will be filed to include tax years 2007 through at least 2010 following methods generally similar to those under negotiation for 2001 through 2005, with a request for rollback to 2006. Nortel continues to apply the transfer pricing methodology proposed in the APAs to its current period condensed consolidated financial statements and has filed its 2006 corporate income tax returns consistent with the methodology described in its new APA request.

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

Nortel has multiple capital accumulation and retirement programs: defined contribution and investment programs available to substantially all of its North American employees; the flexible benefits plan, which includes a group personal pension plan, available to substantially all of its employees in the U.K.; and traditional defined benefit programs that are closed to new entrants. Although these programs represent Nortel’s major retirement programs and may be available to employees in combination and/or as options within a program, Nortel also has smaller pension plan arrangements in other countries.

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

Nortel’s policy is to fund defined benefit pension and other post-retirement and post-employment benefits based on accepted actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Pension and other post-retirement and post-employment benefit costs reflected in the condensed consolidated statements of operations are based on the projected benefit method of valuation. A measurement date of September 30 has historically been used annually to determine pension and other post-retirement benefit measurements for the pension plans and other post-retirement benefit plans that make up the majority of plan assets and obligations. Beginning in 2008, a measurement date of December 31 will be used for all plans in accordance with the guidance in SFAS 158. Under the transition approach selected by Nortel, the measurements determined for the 2007 fiscal year end reporting were used to estimate the effects of the change. Net periodic benefit cost for the period between the 2007 measurement date and the end of 2008 were allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for 2008. This adoption has had the effect of increasing accumulated deficit by $36, net of taxes, and increasing accumulated other comprehensive income by $5, net of taxes, as of January 1, 2008.

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months
	Ended March 31,
	2008	2007

Pension expense:
Service cost	$13	$30
Interest cost	128	115
Expected return on plan assets	(135)	(121)
Amortization of prior service cost	1	1
Amortization of net losses (gains)	10	26
Curtailment, contractual and special termination losses (gains)	2	2

Net pension expense	$19	$53

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months
	Ended March 31,
	2008	2007

Post-retirement benefit cost:
Service cost	$1	$1
Interest cost	10	8
Amortization of prior service cost	(2)	(2)

Net post-retirement benefit cost	$9	$7

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

During the three months ended March 31, 2008 and 2007, contributions of $110 and $136, respectively, were made to the defined benefit plans and $11 and $9, respectively, to the post-retirement benefit plans. Nortel expects to contribute an additional $150 in 2008 to the defined benefit pension plans for a total contribution of $260, and an additional $38 in 2008 to the post-retirement benefit plans for a total contribution of $49.

8.	Acquisitions, divestitures and closures

Acquisition

LG-Nortel Co. Ltd. business venture

On November 3, 2005, Nortel entered into a business venture with LG Electronics Inc. (“LGE”), named LG-Nortel Co. Ltd (“LG-Nortel”). Certain assets of Nortel’s South Korean distribution and services business were combined with the service business and certain assets of LGE’s telecommunications infrastructure business. In exchange for a cash contribution of $155 paid to LGE, Nortel received 50% plus one share of the equity in LG-Nortel. LGE received 50% less one share of the equity in the business venture. Separately, LGE will be entitled to payments from Nortel over a two-year period based on the achievement by LG-Nortel of certain business goals in the 2006 and 2007 fiscal years, of up to a maximum of $80. Nortel and LGE agreed that the payment related to the 2006 fiscal year was $29 and this amount was recognized and paid in 2007. Nortel has accrued $51 with respect to the balance of its obligations and expects to pay its obligation in the second quarter of 2008. As of December 31, 2007, this resulted in additional goodwill of $18.

9.	Guarantees

Nortel has entered into agreements containing features that meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other”. As of March 31, 2008, Nortel had accrued nil in respect of its non-contingent obligations associated with these agreements and $11 with respect to its contingent obligations that are considered probable to occur.

The following table provides a summary of Nortel’s guarantees as of March 31, 2008:

	Carrying	Maximum
	Amount of	Potential
	Liability	Liability(l)

Business sale and business combination agreements
Third party claims(a)	$—	$—
Sales volume guarantee(b)	10	11
Intellectual property indemnification obligations(c)	—	—
Lease agreements(d)	—	40
Receivable securitizations(e)	—	34
Other indemnification agreements
EDC Support Facility(f)	—	—
Specified price trade-in rights(g)	1	—
Global Class Action Settlement (as defined in note 16)(h)	—	—
Sale lease-back(i)	—	4
Real estate indemnification(j)	—	—
Bankruptcy(k)	—	1

Total	$11	$90

(a)	Includes guarantees in connection with agreements for the sale of portions of its business, including certain discontinued operations and guarantees related to the escrow of shares in business combinations in prior periods. Nortel indemnifies the purchaser of a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to 2012.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011.
(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extend through 2008, or collection of the receivable amounts by the purchaser.

(f)	On February 14, 2003, Nortel Networks Limited (“NNL”) entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide support for certain performance-related obligations arising out of normal course business (the “EDC Support Facility”). Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Effective December 14, 2007, NNL and EDC amended and restated the EDC Support Facility, among other things, to extend the maturity date to December 31, 2011 and to provide for automatic renewal each subsequent year, unless either party provides written notice to the other of its intent to terminate. As of March 31, 2008, there was approximately $152 of outstanding support utilized under the EDC Support Facility, approximately $122 of which was outstanding under the revolving small bond sub-facility, with the remaining balance under the revolving large bond sub-facility.

(g)	Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. These types of guarantees generally apply over a specified period of time and extend through to June 2010.
(h)	On March 17, 2006, in connection with the Global Class Action Settlement (as defined in note 16), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement.

(i)	On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification.
(j)	On February 14, 2008, Nortel Networks Inc. (“NNI”) entered into an agreement whereby it indemnified the landlord of a property against certain claims that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification.

(k)	On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor for any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification.

(l)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the condensed consolidated balance sheet as of March 31, 2008:

Balance as of December 31, 2007	$214
Payments	(49)
Warranties issued	64
Revisions	(20)

Balance as of March 31, 2008	$209

10.	Fair value

Nortel adopted the provisions of SFAS 157 applicable to financial assets and liabilities and to certain non-financial assets and liabilities that are measured at fair value on a recurring basis, effective January 1, 2008. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

measurements. SFAS 157, among other things, requires Nortel to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value hierarchy

SFAS 157 provides a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Nortel’s assumptions with respect to how market participants would price an asset or liability. These two inputs used to measure fair value fall into the following three different levels of the fair value hierarchy:

Level 1:  Quoted prices for identical instruments in active markets that are observable.

Level 2:  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are non-active; inputs other than quoted prices that are observable, and derived from or corroborated by observable market data.

Level 3:  Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

This hierarchy requires the use of observable market data when available.

Determination of fair value

The following section describes the valuation methodologies used by Nortel to measure different instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is classified. Where applicable, the descriptions include the key inputs and significant assumptions used in the valuation models.

Investments

When available, Nortel uses quoted market prices to determine fair value of certain exchange-traded equity securities; such items are classified in Level 1 of the fair value hierarchy.

Certain investments are valued using the Black-Scholes-Merton option-pricing model. Key inputs include the exchange-traded price of the security, exercise price, shares issuable, risk free rate, forecasted dividends and volatility. Such items are classified in Level 2 of the fair value hierarchy.

As of March 31, 2008 Nortel held $28 in auction rate securities. At March 31, 2008, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, Nortel is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

Derivatives

The majority of derivatives entered into by Nortel are valued using standard valuation techniques as no quoted market prices exist for the instruments. The valuation technique used and inputs required depend on the type of derivative. The principal techniques used to value these instruments are through comparing the rates at the time that the derivatives were acquired to the period-end rates quoted in the market. Depending on the type of derivative, the valuation could be calculated through either discounted cash flows or the Black-Scholes-Merton option-pricing model. The key inputs depend upon the type of derivative, and include interest rate yield curves, foreign exchange spot and forward rates, and expected volatility. The item is placed in Level 2 or Level 3 depending on whether the significant inputs are observable or not. Level 2 includes Nortel’s hedging activities. Level 3 includes embedded derivatives related to commercial or purchase contracts.

Long-term debt

Nortel’s publicly traded debt instruments are valued using quoted market prices and are classified as Level 1 in the fair value hierarchy.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Market valuation adjustments

The fair value of derivatives and other financial liabilities must include the effects of Nortel’s and the counterparty’s non-performance risk, including credit risk. Nortel has incorporated its own and its counterparty’s credit risk into the determination of fair value of its derivatives, where applicable. See note 11 for more information.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value	Level 1	Level 2	Level 3

Assets
Stock investments	$8	$8	$—	$—
Employee benefit trust	93	93	—	—
Derivatives	112	—	111	1
Auction rate securities	28	—	—	28

Total assets	$241	$101	$111	$29

Liabilities
Long-term debt due within one year	$667	$667	$—	$—
Long-term debt	2,717	2,717	—	—
Derivatives	15	—	10	5

Total liabilities	$3,399	$3,384	$10	$5

The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2008:

		Net Realized/Unrealized		Purchases, Sales,	Transfers in
	January 1,	Gains (Losses) included in		Issuances and	and/or (out)	March 31,
	2008	Earnings	Other	(Settlements)	of Level 3	2008

Assets
Derivatives	$1	—	—	—	—	$1
Auction rate securities	$—	—	—	28	—	$28
Liabilities
Derivatives	$5	—	—	—	—	$5

11.	Commitments

Bid, performance-related and other bonds

Nortel has entered into bid, performance-related and other bonds associated with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Other bonds primarily relate to warranty, rental, real estate and customs contracts. Performance-related and other bonds generally have a term consistent with the term of the underlying contract. The various contracts to which these bonds apply generally have terms ranging from one to five years. Any potential payments which might become due under these bonds would be related to Nortel’s non-performance under the applicable contract. Historically, Nortel has not had to make material payments under these types of bonds and does not anticipate that any material payments will be required in the future.

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of:

	March 31,	December 31,
	2008	2007

Bid and performance-related bonds(a)	$152	$155
Other bonds(b)	63	54

Total bid, performance-related and other bonds	$215	$209

(a) Net of restricted cash and cash equivalent amounts of $3 and $5 as of March 31, 2008 and December 31, 2007, respectively.
(b) Net of restricted cash and cash equivalent amounts of $11 and $27 as of March 31, 2008 and December 31, 2007, respectively.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $22 as of March 31, 2008. These commitments expire at various dates through to 2017.

Concentrations of risk

Nortel from time to time uses derivatives to limit exposures related to foreign currency, interest rate and equity price risk. Credit risk on these financial instruments arises from the potential for counterparties to default on their contractual obligations to Nortel. Nortel is exposed to credit risk in the event of non-performance, but does not anticipate non-performance by any of the counterparties to its financial instruments. Nortel limits its credit risk by dealing with counterparties that are considered to be of reputable credit quality. Nortel’s cash and cash equivalents are maintained with several financial institutions in the form of short-term money market instruments, the balances of which, at times, may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore are expected to bear minimal credit risk. Nortel seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties.

Nortel performs ongoing credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers. Nortel’s customers are primarily in the enterprise and telecommunication service provider markets. Nortel’s global market presence has resulted in a large number of diverse customers which reduces concentrations of credit risk.

Nortel receives certain of its components from sole suppliers. Additionally, Nortel relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of Nortel could materially impact future operating results.

12.	Loss per common share

The following table details the weighted-average number of Nortel Networks Corporation common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	Three Months Ended
	March 31,
	2008(a) & (b)	2007(a) & (b)
	(Number of common shares in millions)

Net loss	$(138)	$(103)

Basic weighted-average shares outstanding:
Issued and outstanding	498	442

Basic weighted-average shares outstanding	498	442

Weighted-average shares dilution adjustments:
Dilutive stock options and share-based awards	—	—

Diluted weighted-average shares outstanding	498	442

Weighted-average shares dilution adjustments — exclusions:
Stock options and share-based awards	41	32
4.25% Convertible Senior Notes(c)	7	18
1.75% Convertible Senior Notes(c)	18	18
2.125% Convertible Senior Notes(c)	18	18

Basic and diluted earnings (loss) per common share	$(0.28)	$(0.23)

(a)	Shares issuable as a result of the Global Class Action Settlement of 62,866,775 and 6,985,197 for the three months ended March 31, 2008 and 2007, respectively, have been included in the calculation of basic and diluted weighted-average number of shares outstanding with effect from March 20, 2007. For additional information, see note 16.
(b)	As a result of net loss for the three months ended March 31, 2008 and 2007, all potential dilutive securities in this period were considered anti-dilutive.
(c)	All potential dilutive securities issuable related to the Convertible Notes (as defined in note 17) for the three months ended March 31, 2008 and 2007 were anti-dilutive.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

13.	Shareholders’ equity

The following are the changes in shareholders’ equity during the three months ended March 31, 2008 (numbers of common shares in thousands):

					Accumulated
			Additional		Other
			Paid-in	Accumulated	Comprehensive
	Common Shares		Capital	Deficit	Income (Loss)	Total

Balance as of December 31, 2007	437,423	$34,028	$5,025	$(36,532)	$237	$2,758
Adoption of SFAS 158 (notes 2 and 7)	—	—	—	(36)	5	(31)
Net loss	—	—	—	(138)	—	(138)
Foreign currency translation adjustment	—	—	—	—	(7)	(7)
Unrealized loss on investments — net	—	—	—	—	(8)	(8)
Unamortized pension and post-retirement actuarial losses and prior service cost — net	—	—	—	—	(12)	(12)
Share-based compensation	561	15	8	—	—	23
Other	46	—	—	1	—	1

Balance as of March 31, 2008	438,030	$34,043	$5,033	$(36,705)	$215	$2,586

Nortel is authorized to issue an unlimited number of common shares without nominal or par value.

The following are the components of comprehensive loss, net of tax, for the three months ended:

	March 31,	March 31,
	2008	2007

Net loss	$(138)	$(103)
Other comprehensive loss adjustments:
Change in foreign currency translation adjustment	(7)	12
Unrealized loss on investments — net(a)	(8)	(2)
Unamortized pension and post-retirement actuarial losses and prior service cost — net	(12)	15
Unrealized derivative gain on cash flow hedges — net(b)	—	6

Comprehensive loss	$(165)	$(72)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding losses related to these securities were excluded from net loss and are included in accumulated other comprehensive income until realized. Unrealized loss on investments was net of tax of nil and nil for the three months ended March 31, 2008 and 2007, respectively.
(b)	During the three months ended March 31, 2008 and 2007, nil and $5 of net derivative gains were reclassified to other income (expense) — net, respectively. Nortel estimates that no net derivative gains included in accumulated other comprehensive income will be reclassified into net loss within the next 12 months.

14.	Share-based compensation plans

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

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

During the three months ended March 31, 2008, there were no Nortel Networks Corporation common shares issued pursuant to the exercise of stock options granted under the 1986 Plan or the 2000 Plan. During the three months ended March 31, 2008, 4,046,078 stock options were granted under the SIP. During the three months ended March 31, 2008, the number of stock options exercised under the SIP were not significant.

The following is a summary of the total number of outstanding stock options and the maximum number of stock options available for grant:

		Weighted-	Weighted-	Aggregate
	Outstanding	Average	Average	Intrinsic	Available
	Options	Exercise	Life	Value	for Grant
	(Thousands)	Price	(In Years)	(Thousands)	(Thousands)

Balance at December 31, 2007	29,210	$75.30	5.6	$69	13,514
Options granted	4,046	$8.33		$—	(9,390	)(a)
Options exercised	—	$—		$—	—
Options forfeited	(185)	$25.76			250	(a)
Options expired	(1,113)	$166.13			1,109	(a)

Balance at March 31, 2008	31,958	$63.16	6.1	$24	5,483	(b)

(a)	Amount is inclusive of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) granted or cancelled. RSUs and PSUs reduce shares available for grant under the SIP.
(b)	Includes 93 Nortel Networks Corporation common shares available for issuance in connection with awards of RSUs and/or PSUs.

Stock Appreciation Rights (“SARs”)

During the three months ended March 31, 2008, Nortel granted 31,199 stand-alone SARs under the SIP. As of March 31, 2008, 112,601 stand-alone SARs are outstanding under the SIP. The SARs awarded under the SIP program will be settled in cash at the time of exercise. All SARs granted have been classified as liability awards based on their cash settlement provisions. As of March 31, 2008, no tandem SARs have been granted under the SIP.

RSUs

During the three months ended March 31, 2008, 3,565,100 RSUs were granted under the SIP, of which 109,157 are to be settled in cash due to certain country-specific rules and regulations. Nortel accounts for these cash settled grants as liability awards. All other RSUs granted are settled in shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the share-based compensation plans. During the three months ended March 31, 2008, there were approximately 561,000 Nortel Networks Corporation common shares issued pursuant to the vesting of RSUs granted under the SIP.

The following is a summary of the total number of outstanding share-based RSU awards as of the following dates:

	RSU
				Weighted-
	RSU		Weighted-	Average
	Awards		Average	Contractual
	Granted		Grant Date	Life
	(Thousands)(a)		Fair Value	(In Years)

Balance as of December 31, 2007	2,706		$24.86	2.2
Awards granted	3,456		8.02
Awards settled	(566	)(b)	25.82
Awards forfeited	(63)		20.47
Awards expired	—		—

Balance as of March 31, 2008	5,533		$14.30	2.7

(a)	Does not include cash-settled RSU awards granted by Nortel.
(b)	Includes 5 RSUs not settled with Nortel Networks Corporation common shares that were withheld due to certain withholding tax obligations.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

PSUs

Relative Shareholder Return Metric Awards (“PSU-rTSRs”)

Prior to January 1, 2008 all awards of PSU-rTSRs (previously defined as “PSUs” in the 2007 Annual Report) under the SIP had vesting conditions based on the relative shareholder return metric and had a 36-month performance period. In March 2008, Nortel determined that awards of PSU-rTSRs granted after January 1, 2008 would have a 36-month performance period and an additional 30-day employment service period. All other vesting conditions with respect to PSU-rTSRs as at March 31, 2008 remain consistent with the conditions as reported in the 2007 Annual Report.

During the three months ended March 31, 2008, 755,575 PSU-rTSRs were granted under the SIP, of which 6,175 are to be settled in cash due to certain country-specific rules and regulations. Nortel accounts for these cash settled grants as liability awards. All other such PSU-rTSRs granted are settled in shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the share-based compensation plans. During the three months ended March 31, 2008, there were no PSU-rTSRs that vested under the SIP.

The following is a summary of the total number of outstanding share-based PSU-rTSRs as of the following dates:

PSU-rTSR
Weighted-
	PSU-rTSR	Weighted-	Average
	Awards	Average	Contractual
	Granted	Grant Date	Life
	(Thousands)(a)	Fair Value	(In Years)

Balance as of December 31, 2007	820	$21.96	1.5
Awards granted	749	6.92
Awards settled	—	—
Awards forfeited	—	—
Awards expired	—	—

Balance as of March 31, 2008	1,569	$14.77	2.0

(a)	Does not include cash-settled PSU-rTSR awards granted by Nortel.

Operating Margin Metric Awards (“PSU-OMs”)

In March 2008, Nortel awarded PSU-OMs with an OM metric as the performance criteria to certain executive officers of Nortel and NNL. The PSU-OMs have the following two vesting conditions: (i) the officer must satisfy a one-year performance period and an additional 24-month vesting period in which continuous employment is required; and (ii) Nortel’s operating margin must exceed the minimum threshold level of 4.80% or $550 in accordance with Nortel’s payout curve. The number of Nortel Networks Corporation common shares to be issued for vested PSU-OMs is determined based on Nortel’s OM and can range from 0% to 200% of the number of awards granted. The awards vest in full at the end of the 36-month employment period, subject to the satisfaction of the two vesting conditions. Generally, the PSU-OMs granted under the SIP will be settled in shares at the time of vesting.

During the three months ended March 31, 2008, 1,153,425 PSU-OMs were granted under the SIP, of which 15,325 are to be settled in cash due to certain country-specific rules and regulations. Nortel accounts for these cash settled grants as liability awards. All other PSU-OMs granted are settled in shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the share-based compensation plans. During the three months ended March 31, 2008, there were no PSU-OMs that vested under the SIP.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following is a summary of the total number of outstanding share-based PSU-OMs as of the following dates:

	PSU-OM
			Weighted-
	PSU-OM	Weighted-	Average
	Awards	Average	Contractual
	Granted	Grant Date	Life
	(Thousands)(a)	Fair Value	(In Years)

Balance as of December 31, 2007	—	$—
Awards granted	1,138	8.04
Adjustment(b)	670	8.04
Awards settled	—	—
Awards forfeited	(3)	8.05
Awards expired	—	—

Balance as of March 31, 2008	1,805	$8.04	2.8

(a)	Does not include cash-settled PSU-OMs granted by Nortel.
(b)	Reflects the adjustment to the estimated number of awards expected to vest based on the full-year OM forecast as at March 31, 2008 and Nortel’s payout curve in accordance with the terms and conditions of the grant.

Share-based compensation

The following table provides the share-based compensation expense recorded for the following periods:

	Three Months Ended
	March 31,
	2008	2007

Share-based compensation expense:
Stock options	$11	$20
RSU	8	4
PSU	2	1

Total share-based compensation expense reported	$21	$25

Nortel estimates the fair value of stock options and SARs using the Black-Scholes-Merton option-pricing model, consistent with the provisions of SFAS 123R and SAB 107. The key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected term of the options, the volatility of Nortel’s stock, the risk-free rate, and Nortel’s dividend yield. Nortel believes that the Black-Scholes-Merton option-pricing model adequately captures the substantive features of stock option awards and is appropriate in calculating the fair values of Nortel’s stock options and SARs.

The following ranges of assumptions were used in computing the fair value of stock options and SARs for purposes of expense recognition, for the following periods:

	Three Months Ended
	March 31,
	2008		2007

Black-Scholes-Merton assumptions
Expected dividend yield	0.00%		0.00%
Expected volatility(a)	44.21%-52.26%		53.56%
Risk-free interest rate(b)	2.44%-2.51%		4.43%
Expected life in years	3.15-4.50	(c)	4.00
Range of fair value per stock option granted	$3.07-$3.76		$11.86
Range of fair value per SAR granted	$0.20-$2.30		—

(a)	The expected volatility of Nortel’s stock is estimated using the daily historical stock prices over a period equal to the expected term.
(b)	Nortel used the five year U.S. government Treasury Note rate to approximate the risk-free rate.
(c) The expected term of the stock options of four and a half years is estimated based on historical grants with similar vesting periods.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The fair value of all RSUs and PSU-OMs granted after January 1, 2008 is calculated using the closing stock price from the New York Stock Exchange (“NYSE”) on the date of the grant. For RSU awards granted before January 1, 2008, the fair value is calculated using an average of the high and low stock prices from the highest trading value of either the NYSE or the Toronto Stock Exchange on the date of the grant. There were no PSU-OMs granted before January 1, 2008. Nortel estimates the fair value of PSU-rTSRs awards using a Monte Carlo simulation model. Certain assumptions used in the model include (but are not limited to) the following:

	Three Months Ended
	March 31,
	2008	2007
Monte Carlo assumptions
Beta(a)	—	1.9
Historical volatility(a)	43.96%	—
Risk-free interest rate(b)	1.64%	4.46%

(a)	Commencing in the first quarter of 2008, Nortel employed a three-year historical volatility as an input in to the Monte Carlo simulation model to match the life expectancy of PSU-rTSRs. Previously, Nortel had used Beta as an input into the model.
(b)	The risk-free rate used was based on the yield of the two-year U.S. government Treasury Note rate.

Cash received from exercise under all share-based payment arrangements was nil and $7 for the three months ended March 31, 2008 and 2007, respectively. Tax benefits realized by Nortel related to these exercises were nil for the three months ended March 31, 2008 and 2007.

15.	Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties for the three months ended March 31 are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Revenues:
LGE(a)	$11	$7
Vertical Communications, Inc. (“Vertical”)(b)	4	4
Other	2	2

Total	$17	$13

Purchases:
LGE(a)	52	79
Sasken Communications Technology Ltd. (“Sasken”)(c)	5	5
GNTEL Co., Ltd (“GNTEL”)(d)	24	15
Other	6	2

Total	$87	$101

(a)	LGE holds a minority interest in LG-Nortel. Nortel’s sales and purchases relate primarily to certain inventory-related items. As of March 31, 2008, accounts payable to LGE was net $42, compared to net $31 as of December 31, 2007.
(b)	LG-Nortel currently owns a minority interest in Vertical. Vertical supports LG-Nortel’s efforts to distribute Nortel’s products to the North American market.
(c)	Nortel currently owns a minority interest in Sasken. Nortel’s purchases from Sasken relate primarily to software and other software development-related purchases. Accounts payable to Sasken was $1 as of March 31, 2008 and December 31, 2007.
(d)	Nortel holds a minority interest in GNTEL through its business venture LG-Nortel. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of March 31, 2008, accounts payable to GNTEL was net $21, compared to net $31 as of December 31, 2007.

As of March 31, 2008 and December 31, 2007, accounts receivable from related parties were $6 and $6, respectively. As of March 31, 2008 and December 31, 2007, accounts payable to related parties were $66 and $67, respectively.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

16.	Contingencies

Subsequent to Nortel’s announcement on February 15, 2001, in which it provided revised guidance for its financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel and certain of its then-current officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada (collectively, the “Nortel I Class Actions”). These lawsuits in the U.S. District Court for the Southern District of New York, where all the U.S. lawsuits were consolidated, the Ontario Superior Court of Justice, the Supreme Court of British Columbia and the Quebec Superior Court were filed on behalf of shareholders who acquired securities of Nortel during certain periods between October 24, 2000 and February 15, 2001. The lawsuits alleged, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also had been the subject of review by Canadian and U.S. securities regulatory authorities.

Subsequent to Nortel’s announcement on March 10, 2004, in which it indicated it was likely that Nortel would need to revise its previously announced unaudited results for the year ended December 31, 2003 and the results reported in certain of its quarterly reports in 2003, and to restate its previously filed financial results for one or more earlier periods, Nortel and certain of its then-current and former officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada (collectively, the “Nortel II Class Actions”). These lawsuits in the U.S. District Court for the Southern District of New York, the Ontario Superior Court of Justice and the Quebec Superior Court were filed on behalf of shareholders who acquired securities of Nortel during certain periods between February 16, 2001 and July 28, 2004. The lawsuits alleged, among other things, violations of U.S. federal and Canadian provincial securities laws, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with certain of Nortel’s financial results. These matters had been the subject of review by Canadian and U.S. securities regulatory authorities and are the subject of investigations by Canadian and U.S. criminal investigative authorities.

During 2006, Nortel entered into agreements to settle all of the Nortel I Class Actions and Nortel II Class Actions (the “Global Class Action Settlement”) concurrently, except for an action in the Ontario Superior Court of Justice that was settled (the “Ontario Settlement”) by the parties and approved by the court in February 2007. In December 2006 and January 2007, the Global Class Action Settlement was approved by the courts in New York, Ontario, British Columbia and Quebec, and became effective on March 20, 2007.

Under the terms of the Global Class Action Settlement, Nortel agreed to pay $575 in cash plus accrued interest and issue 62,866,775 Nortel Networks Corporation common shares (representing approximately 14.5% of Nortel Networks Corporation common shares outstanding as of February 7, 2006, the date an agreement in principle was reached with the plaintiffs in the U.S. class action lawsuits). Nortel will also contribute to the plaintiffs one-half of any recovery from its ongoing litigation against certain of its former senior officers who were terminated for cause in 2004, which seeks the return of payments made to them in 2003 under Nortel’s bonus plan. The total settlement amount includes all plaintiffs’ court-approved attorneys’ fees. On June 1, 2006, Nortel placed $575 plus accrued interest of $5 into escrow and classified this amount as restricted cash. As a result of the Global Class Action Settlement, Nortel established a litigation reserve and recorded a charge in the amount of $2,474 to its full-year 2005 financial results, $575 of which related to the cash portion of the Global Class Action Settlement, while $1,899 related to the equity component. The equity component of the litigation reserve was adjusted each quarter from February 2006 through March 20, 2007 to reflect the fair value of the Nortel Networks Corporation common shares issuable.

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

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

litigation reserve related to the cash portion of the settlement, as the funds became controlled by the escrow agents and Nortel’s obligation has been extinguished.

The administration of the settlement has been a complex and lengthy process. In March 2008, plaintiffs’ counsel submitted lists of claims approved by the claims administrator to the appropriate courts for approval in accordance with the procedures set forth in the settlement stipulations. All of the five courts have now issued orders approving the claims and authorizing distribution of the settlement proceeds, and plaintiffs’ counsel have delivered letters to Nortel with instructions to distribute the settlement shares to the Nortel I and Nortel II claimants. Approximately 4% of the settlement shares were issued in the first quarter of 2007. Nortel currently expects the distribution of all of the remaining Nortel I and Nortel II settlement shares to be substantially completed in the second quarter of 2008. The cash portion of the settlement was placed in escrow as noted above and will be distributed by the claims administrator pursuant to the terms of the court orders.

Nortel’s insurers paid $229 in cash toward the settlement and Nortel agreed to certain indemnification obligations with them. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. See note 9 for additional information.

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

In March 2008, Nortel entered into an agreement to settle all of the claims raised by Ipernica Limited (formerly known as QPSX Development 5 Pty Ltd), an Australian patent holding firm, in a lawsuit against Nortel filed in the U.S. District Court for the Eastern District of Texas, alleging patent infringement. The settlement agreement between the parties grants

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

to Nortel a perpetual, world-wide license to various Ipernica patents, and includes a covenant not to sue as well as mutual releases, and a payment by Nortel to Ipernica of $12.

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of March 31, 2008, the accruals on the condensed consolidated balance sheet for environmental matters were $24. Based on information available as of March 31, 2008, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at 12 sites that are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above.

Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at four Superfund sites in the U.S. At three of the Superfund sites, Nortel is considered a de minimis potentially responsible party. A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 1% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is included in the environmental accruals referred to above.

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

17.	Supplemental condensed consolidating financial information

On July 5, 2006, NNL completed an offering of $2,000 aggregate principal amount of senior notes (the “July 2006 Notes”) to qualified institutional buyers pursuant to Rule 144A and to persons outside the U.S. pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The July 2006 Notes consist of $450 of senior fixed rate notes due 2016 (the “2016 Fixed Rate Notes”), $550 of senior fixed rate notes due 2013 (the “2013 Fixed Rate Notes”) and $1,000 of floating rate senior notes due 2011 (the “2011 Floating Rate Notes”). The 2016 Fixed Rate Notes bear interest at a rate per annum of 10.75% payable semi-annually, the 2013 Fixed Rate Notes bear interest at a rate per annum of 10.125%, payable semi-annually, and the 2011 Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to the reserve-adjusted LIBOR plus 4.25%, payable quarterly. As of March 31, 2008, the 2011 Floating Rate Notes had an interest rate of 8.508% per annum. The July 2006 Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI.

On March 28, 2007, Nortel completed an offering of $1,150 aggregate principal amount of unsecured convertible senior notes (the “Convertible Notes”) to repay a portion of the 4.25% Notes due 2008 issued by Nortel in 2001. The offering was made to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and in Canada to qualified institutional buyers that are also accredited investors pursuant to applicable Canadian private placement exemptions. The Convertible Notes consist of $575 principal amount of Senior Convertible Notes due 2012 (the “2012 Notes”) and $575 of Senior Convertible Notes due 2014 (the “2014 Notes”). In each case, the principal amount of Convertible Notes includes $75 issued pursuant to the exercise in full of the over-allotment options granted to the initial purchasers. The 2012 Notes pay interest semi-annually at a rate per annum of 1.75% and the 2014 Notes pay interest semi-annually at a rate per annum of 2.125%. The Convertible Notes are fully and unconditionally guaranteed by NNL and initially guaranteed by NNI.

The guarantee by NNI of the July 2006 Notes or the Convertible Notes will be released if the July 2006 Notes or the Convertible Notes, as applicable, are rated Baa3 or higher by Moody’s and BBB- or higher from Standard & Poor’s, in each case, with no negative outlook.

The following supplemental condensed consolidating financial data has been prepared in accordance with Rule 3-10 of Regulation S-X promulgated by the SEC and illustrates, in separate columns, the composition of Nortel, NNL, NNI as the Guarantor Subsidiary of the July 2006 Notes and the Convertible Notes, the subsidiaries of Nortel that are not issuers or guarantors of the July 2006 Notes and the Convertible Notes (the “Non-Guarantor Subsidiaries”), eliminations and the consolidated total as of March 31, 2008 and December 31, 2007, and for the three month periods ended March 31, 2008 and 2007.

Investments in subsidiaries are accounted for using the equity method for purposes of the supplemental consolidating financial data. Net earnings (loss) of subsidiaries are therefore reflected in the investment account and net earnings (loss). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operating as independent entities. The accounting policies applied by Nortel, NNL and the Guarantor and Non-Guarantor Subsidiaries in the condensed consolidating financial information are consistent with those set out in the 2007 Annual Report.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidating Statements of Operations for the three months ended March 31, 2008 (unaudited):

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Revenues	$—	$659	$1,128	$1,581	$(610)	$2,758
Cost of revenues	—	387	758	1,077	(610)	1,612

Gross profit	—	272	370	504	—	1,146
Selling, general and administrative expense	—	82	248	267	—	597
Research and development expense	—	221	158	41	—	420
Amortization of intangible assets	—	—	2	10	—	12
Special charges	—	28	32	28	—	88
Loss (gain) on sales of businesses and assets	—	—	—	(2)	—	(2)
Other operating expense (income) — net	—	(5)	9	9	—	13

Operating earnings (loss)	—	(54)	(79)	151	—	18
Other expense (income) — net	1	—	(26)	(33)	21	(37)
Interest expense
Long-term debt	14	50	3	7	—	74
Other	—	2	1	3	—	6

Earnings (loss) before income taxes, minority interests and equity in net earnings (loss) of associated companies	(15)	(106)	(57)	174	(21)	(25)
Income tax expense (benefit)	—	4	(3)	35	—	36

	(15)	(110)	(54)	139	(21)	(61)
Minority interests — net of tax	11	—	—	67	—	78
Equity in net loss (earnings) of associated companies — net of tax	112	(4)	(10)	(1)	(98)	(1)

Net earnings (loss)	(138)	(106)	(44)	73	77	(138)
Dividends on preferred shares	—	11	—	—	(11)	—

Net earnings (loss) applicable to common shares	$(138)	$(117)	$(44)	$73	$88	$(138)

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidating Statements of Operations for the three months ended March 31, 2007 (unaudited):

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Revenues	$—	$540	$1,260	$1,125	$(442)	$2,483
Cost of revenues	—	438	691	794	(442)	1,481

Gross profit	—	102	569	331	—	1,002
Selling, general and administrative expense	—	164	187	253	—	604
Research and development expense	—	172	165	72	—	409
Amortization of intangible assets	—	—	2	10	—	12
Special charges	—	10	48	22	—	80
Loss (gain) on sales of businesses and assets	—	1	—	(2)	—	(1)
Shareholder litigation settlement recovery	(54)	—	—	—	—	(54)
Other operating income — net	—	(7)	(2)	(1)	—	(10)

Operating earnings (loss)	54	(238)	169	(23)	—	(38)
Other expense (income) — net	(6)	(33)	(15)	(29)	17	(66)
Interest expense
Long-term debt	22	55	3	5	—	85
Other	21	(15)	20	(15)	—	11

Earnings (loss) before income taxes, minority interests and equity in net earnings (loss) of associated companies	17	(245)	161	16	(17)	(68)
Income tax expense (benefit)	—	(2)	1	14	—	13

	17	(243)	160	2	(17)	(81)
Minority interests — net of tax	—	—	—	12	10	22
Equity in net earnings (loss) of associated companies — net of tax	(120)	140	(29)	—	9	—

Net earnings (loss)	(103)	(103)	131	(10)	(18)	(103)
Dividends on preferred shares	—	10	—	—	(10)	—

Net earnings (loss) applicable to common shares	$(103)	$(113)	$131	$(10)	$(8)	$(103)

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidating Balance Sheets as of March 31, 2008 (unaudited):

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

ASSETS
Current assets
Cash and cash equivalents	$2	$280	$869	$2,072	$—	$3,223
Restricted cash and cash equivalents	10	26	9	13	—	58
Accounts receivable — net	—	2,341	1,914	2,994	(4,911)	2,338
Inventories — net	—	103	479	1,237	(1)	1,818
Deferred income taxes — net	—	31	357	147	—	535
Other current assets	—	83	117	277	(5)	472

Total current assets	12	2,864	3,745	6,740	(4,917)	8,444
Investments	5,398	6,601	3,582	(374)	(15,014)	193
Plant and equipment — net	—	504	401	605	—	1,510
Goodwill	—	—	1,877	693	—	2,570
Intangible assets — net	—	12	28	148	—	188
Deferred income taxes — net	—	1,086	1,205	483	—	2,774
Other assets	20	210	99	258	(13)	574

Total assets	$5,430	$11,277	$10,937	$8,553	$(19,944)	$16,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,006	$1,548	$902	$2,526	$(4,912)	$1,070
Payroll and benefit-related liabilities	—	116	193	236	—	545
Contractual liabilities	—	7	41	211	—	259
Restructuring liabilities	—	29	65	49	—	143
Other accrued liabilities	13	432	1,242	1,815	(5)	3,497
Long-term debt due within one year	675	1	10	10	—	696

Total current liabilities	1,694	2,133	2,453	4,847	(4,917)	6,210
Long-term debt	1,150	2,263	92	333	—	3,838
Deferred income taxes — net	—	—	—	30	—	30
Other liabilities	—	1,021	697	1,001	(13)	2,706

Total liabilities	2,844	5,417	3,242	6,211	(4,930)	12,784

Minority interests in subsidiary companies	—	—	—	347	536	883
Shareholders’ equity	2,586	5,860	7,695	1,995	(15,550)	2,586

Total liabilities and shareholders’ equity	$5,430	$11,277	$10,937	$8,553	$(19,944)	$16,253

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidating Balance Sheets as of December 31, 2007 (audited):

	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

ASSETS
Current assets
Cash and cash equivalents	$1	$329	$1,128	$2,074	$—	$3,532
Restricted cash and cash equivalents	10	34	8	24	—	76
Accounts receivable — net	—	2,394	1,828	3,158	(4,797)	2,583
Inventories — net	—	100	505	1,397	—	2,002
Deferred income taxes — net	—	32	318	137	—	487
Other current assets	—	86	120	263	(2)	467

Total current assets	11	2,975	3,907	7,053	(4,799)	9,147
Investments	5,556	6,616	3,563	(68)	(15,473)	194
Plant and equipment — net	—	528	406	598	—	1,532
Goodwill	—	—	1,877	682	—	2,559
Intangible assets — net	—	18	34	161	—	213
Deferred income taxes — net	—	1,128	1,245	495	—	2,868
Other assets	21	171	118	260	(15)	555

Total assets	$5,588	$11,436	$11,150	$9,181	$(20,287)	$17,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$991	$1,486	$998	$2,509	$(4,797)	$1,187
Payroll and benefit-related liabilities	—	134	259	297	—	690
Contractual liabilities	—	17	47	208	—	272
Restructuring liabilities	—	11	46	43	—	100
Other accrued liabilities	14	463	1,246	2,104	(2)	3,825
Long-term debt due within one year	675	1	12	10	—	698

Total current liabilities	1,680	2,112	2,608	5,171	(4,799)	6,772
Long-term debt	1,150	2,243	94	329	—	3,816
Deferred income taxes — net	—	—	—	17	—	17
Other liabilities	—	1,071	716	1,103	(15)	2,875

Total liabilities	2,830	5,426	3,418	6,620	(4,814)	13,480

Minority interests in subsidiary companies	—	—	—	294	536	830
Shareholders’ equity	2,758	6,010	7,732	2,267	(16,009)	2,758

Total liabilities and shareholders’ equity	$5,588	$11,436	$11,150	$9,181	$(20,287)	$17,068

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2008 (unaudited):

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Cash flows from (used in) operating activities
Net earnings (loss)	$(138)	$(106)	$(44)	$73	$77	$(138)
Adjustment to reconcile to net earnings (loss)	139	66	(164)	(86)	(77)	(122)

Net cash from (used in) operating activities	1	(40)	(208)	(13)	—	(260)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(12)	(20)	(19)	—	(51)
Change in restricted cash and cash equivalents	—	9	—	9	—	18
Acquisitions of investments and businesses — net of cash acquired	—	—	(29)	—	—	(29)
Proceeds from the sales of investments and businesses and assets — net	—	4	1	13	—	18

Net cash from (used in) investing activities	—	1	(48)	3	—	(44)

Cash flows from (used in) financing activities
Dividends paid on preferred shares	—	(11)	—	—	11	—
Dividends paid by subsidiaries to minority interest	—	—	—	—	(11)	(11)
Increase in notes payable	—	—	—	28	—	28
Decrease in notes payable	—	—	—	(25)	—	(25)
Repayments of capital leases payable	—	—	(3)	(3)	—	(6)

Net cash from (used in) financing activities	—	(11)	(3)	—	—	(14)

Effect of foreign exchange rate changes on cash and cash equivalents	—	1	—	8	—	9

Net increase (decrease) in cash and cash equivalents	1	(49)	(259)	(2)	—	(309)
Cash and cash equivalents at beginning of period	1	329	1,128	2,074	—	3,532

Cash and cash equivalents at end of period	$2	$280	$869	$2,072	$—	$3,223

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2007 (unaudited):

	Nortel	Nortel		Non-
	Networks	Networks	Guarantor	Guarantor
	Corporation	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Cash flows from (used in) operating activities
Net earnings (loss)	$(103)	$(103)	$131	$(10)	$(18)	$(103)
Adjustment to reconcile to net earnings (loss)	(1,614)	899	63	176	18	(458)

Net cash from (used in) operating activities	(1,717)	796	194	166	—	(561)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(17)	(17)	(22)	—	(56)
Proceeds on disposals of plant and equipment	—	—	1	13	—	14
Change in restricted cash and cash equivalents	585	6	(1)	5	—	595
Acquisitions of investments and businesses — net of cash acquired	—	—	(1)	(13)	—	(14)
Proceeds from the sales of investments and businesses and assets — net	—	(55)	3	13	—	(39)

Net cash from (used in) investing activities	585	(66)	(15)	(4)	—	500

Cash flows from (used in) financing activities
Dividends paid on preferred shares	—	(10)	—	—	10	—
Dividends paid by subsidiaries to minority interest	—	—	—	—	(10)	(10)
Increase in notes payable	—	—	—	10	—	10
Decrease in notes payable	—	—	—	(12)	—	(12)
Proceeds from issuance of long-term debt	1,150	—	—	—	—	1,150
Debt issuance costs	(22)	—	—	—	—	(22)
Repayments of capital leases payable	—	(1)	(2)	(2)	—	(5)
Issuance of common shares	7	—	—	—	—	7

Net cash from (used in) financing activities	1,135	(11)	(2)	(4)	—	1,118

Effect of foreign exchange rate changes on cash and cash equivalents	—	2	—	4	—	6

Net increase (decrease) in cash and cash equivalents	3	721	177	162	—	1,063
Cash and cash equivalents at beginning of period	1	626	1,145	1,720	—	3,492

Cash and cash equivalents at end of period	$4	$1,347	$1,322	$1,882	$—	$4,555

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis, or MD&A, is intended to help the reader understand the results of operations and financial condition of Nortel Networks Corporation, or Nortel. The MD&A should be read in combination with our unaudited condensed consolidated financial statements and the accompanying notes. All Dollar amounts in this MD&A are in millions of United States, or U.S., Dollars except per share amounts or unless otherwise stated.

Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 Annual Report, for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We continue to focus on the execution of the six-point plan and on operational excellence through transformation of our businesses and processes. On June 27, 2006, we announced the implementation of changes to our pension plans to control costs and align with industry-benchmarked companies, initiatives to improve our Operations organization to speed customer responsiveness, improve processes and reduce costs, and organizational simplification through the elimination of approximately 700 positions. On February 7, 2007, we outlined plans for a further net reduction of approximately 2,900 positions, with approximately 1,000 additional positions affected by movement to lower cost locations, and reductions in our real estate portfolio. We currently expect the workforce reductions to be approximately 2,750 with no change to the previously announced higher-cost to lower-cost estimate. On February 27, 2008, we announced a further net reduction of our global workforce of approximately 2,100 positions, with an additional 1,000 positions to be moved from higher cost to lower cost locations, and a further reduction of our global real estate portfolio. For further information, see “Results of Operations — Special Charges” later in this section.

We remain committed to integrity through effective corporate governance practices, maintaining effective internal control over financial reporting and an enhanced compliance function that places even greater emphasis on compliance with law and company policies. We continue to focus on increasing employee awareness of ethical issues through regular communications to employees, on-line training and our code of business conduct.

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

We believe we are positioned to respond to evolving technology and industry trends by providing our customers with end-to-end solutions that are developed internally and enhanced through strategic alliances, acquisitions and minority investments. We have partnered with industry leaders, like Microsoft, LG Electronics Inc., or LGE, and IBM, whose technology and vision are complementary to ours, and we continue to seek and develop similar relationships with other companies.

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

How We Measure Business Performance

Our president and chief executive officer, or CEO, has been identified as our chief operating decision maker in assessing the performance of and allocating resources to our operating segments. The primary financial measure used by the CEO is operating margin. Operating margin is defined as total revenues, less total cost of revenues, selling, general and administrative, or SG&A, and research and development, or R&D, expense. Our management believes that this measure is a meaningful measurement of operating performance and provides greater transparency to investors with respect to our performance and provide supplemental information used by management in its financial and operational decision making. Prior to the first quarter of 2008, the CEO used management earnings (loss) before income taxes, or Management EBT, to measure performance. Management EBT is a measure that includes total revenues, total cost of revenues, SG&A and R&D expense, interest expense, other operating expense (income) — net, other income (expense) — net, minority interest — net of tax and equity in net earnings (loss) of associated companies- net of tax. Comparative information from the prior period has been restated to conform to the current presentation as a result of the new primary financial measure used by the CEO.

Financial Highlights

The following is a summary of our first quarter financial results:

	For the Three Months Ended March 31,
	2008	2007	$ Change	% Change

Revenues	$2,758	$2,483	$275	11
Gross profit	1,146	1,002	144	14
Gross margin %	41.6%	40.4%		1.2
Selling, general and administrative expense	597	604	(7)	(1)
Research and development expense	420	409	11	3

Operating margin	129	(11)	140
Operating margin %	4.7%	(0.4%)		5.1
Net earnings (loss)	(138)	(103)	(35)

•	Revenues increased 11% to $2,758: Revenues increased in the first quarter of 2008 compared to the first quarter of 2007 in the CN, GS and ES segments, partially offset by a decrease in the MEN segment. From a geographic perspective, the increase was driven by the Asia and Europe, Middle East, and Africa, or EMEA, regions, partially offset by decreases in the U.S., Canada and Caribbean and Latin American, or CALA, regions. The revenue increase in the CN and GS segments was primarily attributable to the completion of a significant customer deliverable obligation in our business venture with LGE, or LG-Nortel, resulting in recognition of higher previously deferred revenues in the first quarter of 2008 compared to the first quarter of 2007. The increase in ES was mainly due to an increase in the recognition of previously deferred revenues in the first quarter of 2008 compared to the first quarter of 2007 as well as volume growth in the U.S., Canada, Asia and CALA, partially offset by volume declines in legacy products.

•	Gross margin increased 1.2 percentage points to 41.6%: The increase was due to an increase in the MEN segment, partially offset by lower gross margins in the CN, ES and GS segments. The increase was primarily due to the impact of region and product mix, partially offset by price erosion, resulting in an increase in gross margin of 2.0 percentage points, while an increase in inventory provisioning and revaluation resulted in a partially offsetting decrease of 0.9 percentage points.
•	Operating margin increased by $140 to earnings of $129: The increase in operating margin was primarily due to the increase in gross profit and decrease in SG&A expense partially offset by higher R&D expense. Operating margin was impacted favorably by a decrease in employee-related expenses and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities, partially offset by unfavorable foreign exchange impacts and an increase in charges related to our employee compensation plans.
•	Net loss increased from a net loss of $103 to a net loss of $138: The increase in net loss was mainly due to higher minority interest expense, shareholder litigation settlement recovery in the first quarter of 2007 that was not repeated in the first quarter of 2008, lower other income, higher income taxes and higher special charges, partially offset by higher operating margin and lower interest expense.
•	Cash and cash equivalents decreased from $3,532 at December 31, 2007 to $3,223 at March 31, 2008: The decrease in cash and cash equivalents of $309 was due to cash used in operating activities of $260, cash used in investing activities of $44 and cash used in financing activities of $14, partially offset by the favorable impact of foreign exchange on cash and cash equivalents of $9.

Significant Business Developments

2008 Restructuring Plan

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

Global Class Action Settlement

We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, or the Global Class Action Settlement, which became effective March 20, 2007, following approval of the agreements by the appropriate courts. Administration of the settlement claims is proceeding. In March 2008, plaintiffs’ counsel submitted lists of claims approved by the claims administrator to the appropriate courts for approval in accordance with the procedures set forth in the settlement stipulations. All of the five courts have now issued orders approving the claims and authorizing distribution of the settlement proceeds, and plaintiffs’ counsel have delivered letters to us with instructions to distribute the settlement shares to the Nortel I and Nortel II claimants. Approximately 4% of the settlement shares were issued in the first quarter of 2007, and an additional 43% were issued and are outstanding as of April 25, 2008. We currently expect the distribution of all of the remaining Nortel I and Nortel II settlement shares to be substantially completed in the second quarter of 2008. The cash portion of the settlement was placed in escrow and will be distributed by the claims administrator pursuant to the terms of the court orders.

Results of Operations

	For the Three Months Ended
	March 31,	March 31,
	2008	2007	$ Change	% Change

United States	$1,081	$1,216	$(135)	(11)
EMEA	591	578	13	2
Canada	166	173	(7)	(4)
Asia	787	382	405	106
CALA	133	134	(1)	(1)

Consolidated	$2,758	$2,483	$275	11

Revenues increased to $2,758 in the first quarter of 2008 from $2,483 in the first quarter of 2007, an increase of $275 or 11%. The higher revenues were due to increases in Asia and EMEA, partially offset by declines in the U.S., Canada and CALA. The increases in Asia and EMEA were primarily due to higher revenues as a result of completion of certain contracts resulting in recognition of previously deferred revenue, while the decrease in the U.S. was driven by decreased spending by a certain customer and recognition of previously deferred revenue in the first quarter of 2007, which did not repeat to the same extent in the first quarter of 2008. The recognition of previously deferred revenues contributed approximately $263 to our revenues in the first quarter of 2008.

Revenues increased by $405 in Asia in the first quarter of 2008 compared to the first quarter of 2007. The increase was across all segments. The increase in the CN segment revenues of $283 was primarily due to higher revenues from the Global System for Mobile Communications, or GSM, and Universal Mobile Telecommunications System, or UMTS, solutions and Code Division Multiple Access, or CDMA, solutions businesses, partially offset by a decrease in the circuit and packet voice solutions business. The GSM and UMTS solutions business had an increase in revenues of $244 primarily as a result of completion of a significant customer contract deliverable obligations in LG-Nortel resulting in recognition of previously deferred revenues, partially offset by lower revenues outside of LG-Nortel driven by reduced project activity in the quarter as well as reduced spending from one customer. The CDMA solutions business had an increase in revenues of $54 as a result of the completion of certain contract milestones for a customer in LG-Nortel, resulting in recognition of previously deferred revenues and increased volumes. The decrease in circuit and packet voice solutions business of $14 was primarily a result of lower revenues due to the divestiture of a portion of LG-Nortel’s wireline business in the second quarter of 2007, partially offset by higher revenues from completion of certain contract obligations enabling recognition of previously deferred revenues. The increase in the GS segment revenues of $68 was across all businesses, with the main increase in the network implementation services business of $62 primarily driven by completion of a significant customer contract deliverable obligation in LG-Nortel resulting in recognition of previously deferred revenues and increased volume across multiple customers. ES segment revenues increased by $31 due to increased revenues in both the circuit and packet voice solutions and data networking and security solutions businesses of $27 and $4, respectively. The increase in circuit and packet voice solutions was primarily due to volume increases and higher revenues due to completion of customer deliverable obligations resulting in recognition of previously deferred revenue. The increase in the data networking and security solutions was primarily due to net higher volumes from certain customers in the region. The increase in the MEN segment of $21 was due to an increase in both the optical networking solutions and data networking and security solutions businesses. The increase in optical networking solutions of $13 was driven by completion of certain contracts and higher revenues from our next generation optical products, partially offset by decrease in revenues from certain optical long-haul expansion projects that did not repeat in the first quarter of 2008. The increase in data networking and security solutions of $8 was due to completion of certain contracts and increased volumes.

Revenues increased by $13 in EMEA in the first quarter of 2008 compared to the first quarter of 2007. The increase was in the CN, ES and Other segments, partially offset by decreases in the MEN and GS segments. The increase in the CN segment of $31 was primarily due to higher revenues from the GSM and UMTS solutions business, partially offset by a decrease in the circuit and packet voice solutions business. The increase in the GSM and UMTS solutions business of $37 was due to higher revenues as a result of completion of customer deliverable obligations, resulting in recognition of previously deferred revenues and the favorable impact of foreign exchange fluctuations, while the decrease in the circuit and packet voice solutions of $6 was primarily due to certain customer contracts present in the first quarter of 2007 and not repeated in the first quarter of 2008. The increase in the ES segment of $7 was due to higher revenues from the circuit and packet voice solutions business, partially offset by a decrease in the data networking and security solutions business. The increase in the circuit and packet voice solutions of $19 was due to volume increases, favorable impact of foreign exchange fluctuations and higher revenues due to completion of customer deliverable obligations resulting in recognition of previously deferred revenue, partially offset by higher first quarter of 2007 revenues as a result of delays during 2006 related to the release of previously imposed European Union Restriction on Hazardous Substances, or RoHS, standards, and declines in legacy products. The decrease in the data networking and security solutions business of $12 was due to higher revenues in the first quarter of 2007 as a result of delays in 2006 related to the release of previously imposed RoHS standards and decline in demand for legacy products. The decrease in the MEN segment was due to a decrease in optical networking solutions, partially offset by an increase in the data networking and security solutions. The decrease in optical networking solutions of $35 was due to recognition of previously deferred revenues in 2007 that did not repeat in the first quarter of 2008, partially offset by increased revenues from our next generation optical products and the favorable impact of foreign exchange fluctuations. The increase in data networking and security solutions of $11 was mainly due to higher volume and the favorable impact of foreign exchange fluctuations. The decrease in the GS segment of $2 was due to a decrease in the network support services business, almost entirely offset by an increase in the network implementation services and network managed services businesses. The decrease in the network support services business revenues of $20 was due to a delay in the completion of certain contracts, lower revenues as a result of fewer legacy contract renewals, not fully offset by demand for new offerings, partially offset by higher revenues from network implementation services as a result of completion of customer deliverable obligations, resulting in the recognition of previously deferred revenues.

Revenues decreased by $135 in the U.S. in the first quarter of 2008 compared to the first quarter of 2007. The decrease was across all segments. The decrease in the CN segment of $66 was due to lower revenues in all businesses. The decrease in the CDMA solutions business of $30 was primarily due to reduced spending by a certain customer due to capital expenditure constraints, partially offset by increased spending by other customers in order to expand and upgrade their existing networks. The decrease in the circuit and packet voice solutions of $21 was primarily due to revenue recognized in the first quarter of 2007 related to the introduction of new products that did not repeat in the first quarter of 2008, and a decline in demand for Time Division Multiplexing, or TDM, products, partially offset by higher demand for next generation products in this portfolio. The decrease in the GSM and UMTS solutions of $15 was primarily driven by a reduction in spending and higher recognition of deferred revenues in the first quarter of 2007 compared to the first quarter of 2008. The decrease in the MEN segment of $48 was due to lower revenues from data networking and security solutions, partially offset by an increase in optical networking solutions. The decrease in data networking and security solutions of $53 was primarily driven by higher revenues as a result of completion of certain customer contract deliverables resulting from termination of a supplier agreement in the first quarter of 2007 that did not repeat in the first quarter of 2008, while the offsetting increase in the optical networking solutions of $5 was primarily due to increased spending by a certain customer related to their long haul expansion, partially offset by reduced demand for our legacy products. The decrease in the ES segment of $11 was due to lower revenues from data networking and security solutions, partially offset by an increase in circuit and packet voice solutions. The decrease in data networking and security solutions of $30 was primarily related to decreases in volume for certain products, while the offsetting increase in circuit and packet voice solutions of $19 was due to completion of customer deliverable obligations resulting in recognition of previously deferred revenue, volume increases and the favorable impact of foreign exchange fluctuation.

Revenues decreased by $7 in Canada in the first quarter of 2008 compared to the first quarter of 2007. The decrease was in the CN segment, partially offset by increases in the ES, MEN, GS and Other segments. The decrease in the CN segment of $32 was due to a decrease in CDMA solutions, partially offset by an increase in circuit and packet voice solutions. The decrease in CDMA solutions of $35 was primarily due to reduced spending by certain customers as a result of delays in their capital expenditure plans, while the increase in circuit and packet voice solutions of $3 was due to an increase in demand for next generation technology products. The increase in the ES segment of $9 was primarily due to an increase in circuit and packet voice solutions of $10 due to volume increases and the favorable impact of foreign exchange fluctuations. The increase in the MEN segment of $7 was due to higher revenues from the data networking and security solutions business of $4 and optical networking solutions business of $3. The increase in GS revenues of $6 was due to an increase in network support services of $5, network implementation services of $1, and network application services of $1, partially offset by a decrease in revenues from network managed services of $1.

Revenues decreased by $1 in CALA in the first quarter of 2008 compared to the first quarter of 2007. The decrease was in the CN and MEN segments, almost entirely offset by an increase in the ES segment. The decrease in the CN segment of $8 was due to a decrease in circuit and packet voice solutions of $5, CDMA solutions of $2 and GSM and UMTS solutions of $1. The decrease in the MEN segment of $2 was due to decreases in optical networking solutions. The increase in the ES segment of $8 was due to an increase in circuit and packet voice solutions, primarily due to increased customer volumes and higher revenues from completion of customer deliverable obligations resulting in recognition of previously deferred revenues.

Gross Margin

	For the Three Months Ended
	March 31,	March 31,
	2008	2007	$ Change	% Change

Gross profit	$1,146	$1,002	$144	14
Gross margin	41.6%	40.4%		1.2 points

Gross profit increased by $144, while gross margin increased by 1.2 percentage points. The increase in gross profit was due to an increase in volume and higher revenues as a result of recognition of previously deferred revenues of $131 and favorable impact of foreign exchange fluctuations of $9, partially offset by higher costs of $13 and unfavorable regional and product mix of $10. There were volume-related increases in the CN, GS and ES segments, partially offset by a decrease in the MEN segment. The net impact of volume and product mix, partially offset by price erosion resulted in an increase in gross margin of 2.0 percentage points. The offsetting increase in costs was due to increases in the CN and ES segment, partially offset by a decrease in the MEN segment. The increase in CN was primarily due to costs relating to excess and obsolete inventory, while the increase in ES was primarily due to revaluation of inventory. These additional costs resulted in a decrease in gross margin of 0.9 percentage points.

Operating Margin

	For the Three Months Ended
	March 31,	March 31,
	2008	2007		$ Change	% Change

Operating margin	$129	$(11)		$140
Operating margin as a percentage of revenue	4.7%	(0.4%	)		5.1 points

Operating margin increased from a loss of $11 in the first quarter of 2007 to a profit of $129 in the first quarter of 2008, an increase of $140. Operating margin as a percentage of revenue increased by 5.1 percentage points in the first quarter of 2008 compared to the first quarter of 2007. The increase in operating margin was primarily the result of an increase in gross profit and a decrease in SG&A expense partially offset by higher R&D expense. The decrease in SG&A was mainly due to decreases in the Other and CN segments, offset by increases in the ES, GS and MEN segments. The decrease was primarily due to cost savings from our previously announced restructuring activities accompanied with costs savings as a result of decreases in employee-related expenses and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities. These cost savings were partially offset by increased costs due to unfavorable foreign exchange impacts resulting from the fluctuations in the Canadian Dollar and Euro against the U.S. Dollar and an increase in costs related to our employee compensation plans.

Special Charges

The following table sets forth special charges by restructuring plan:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007

2008 Restructuring Plan	$67	$—
2007 Restructuring Plan	24	75
2006 Restructuring Plan	—	5
2004 Restructuring Plan	—	—
2001 Restructuring Plan	(3)	—

Total special charges	$88	$80

2008 Restructuring Plan

On February 27, 2008, as part of our further efforts to increase competitiveness by improving profitability and overall business performance, we announced the 2008 restructuring plan that includes workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations. The reductions will occur through both voluntary and involuntary terminations. In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing our various business locations and further consolidating real estate requirements. Collectively, these efforts are referred to as the “2008 Restructuring Plan”. We expect total charges to earnings and cash outlays related to workforce reductions and shifting of positions to be approximately $205, approximately 70% of which we expect to incur over fiscal 2008 and the remainder in 2009. We expect total charges to earnings related to consolidating real estate to be approximately $70, including approximately $25 related to fixed asset writedowns, we expect to incur approximately 60% of the total real estate charges in 2008 and the remainder in 2009, and cash outlays of approximately $45 to be incurred through 2024. Approximately $67 of the total charges relating to the 2008 Restructuring Plan were incurred during the first quarter of 2008.

2007 Restructuring Plan

In the first quarter of 2007, we announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. We currently expect the workforce reductions to be approximately 2,750 with no changes to the previously announced higher-cost to lower-cost estimate. The reductions will occur through both voluntary and involuntary terminations. In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing our various business locations and consolidating real estate requirements. Collectively, these efforts are referred to as the “2007 Restructuring Plan”. Further, we now expect total charges to earnings and cash outlays to be approximately $340 and $320, respectively, to be incurred over fiscal 2007, 2008 and 2009. We currently expect that workforce reductions and shifting of positions will account for $260 of the estimated expense, and $80 will relate to real estate consolidation. The workforce reductions are expected to be completed by the end of the first quarter in 2009 and the charges for ongoing lease costs are to be substantially incurred by the end of 2024. Approximately $195 of the total charges relating to the 2007 Restructuring Plan were incurred during the first quarter of 2008.

2006 Restructuring Plan

During the second quarter of 2006, we announced the 2006 Restructuring Plan that included workforce reduction of approximately 1,900 positions. The workforce reductions spanned all of our segments and primarily occurred in the U.S. and Canada. We originally estimated the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan to be approximately $100. During the fourth quarter of 2007, the program was determined to be substantially complete, resulting in a revised total workforce reduction of 1,750 positions with a revised total cost of $85. The cost revisions were primarily due to higher voluntary attrition reducing the number of involuntary actions requiring benefits. From the inception of the 2006 Restructuring Plan to March 31, 2008, we have made total cash payments related to the 2006 Restructuring Plan of approximately $81 with the remaining cash costs expected to be incurred during the first half of 2008.

2004 and 2001 Restructuring Plans

During 2004 and 2001, we implemented work plans to streamline operations through workforce reductions and real estate optimization strategies, the “2004 Restructuring Plan” and the “2001 Restructuring Plan”. All of the charges with respect to the workforce reductions have been incurred, and the remainder of the cash payments for ongoing lease costs is to be substantially incurred by the end of 2016 for the 2004 Restructuring Plan and 2013 for the 2001 Restructuring Plan. During the first quarter of 2008, the provision balance for contract settlement and lease costs was drawn down by cash payments of $3 for the 2004 Restructuring Plan, and $8 for the 2001 Restructuring Plan.

The following table sets forth special charges by segment for each of the three months ended March 31:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

2008 Restructuring Plan	$26	$21	$9	$11	$—	$67
2007 Restructuring Plan	3	12	8	1	—	24
2006 Restructuring Plan	—	—	—	—	—	—
2004 Restructuring Plan	—	—	—	—	—	—
2001 Restructuring Plan	(1)	(1)	(1)	—	—	(3)

Total special charges for the three months ended March 31, 2008	$28	$32	$16	$12	$—	$88

2007 Restructuring Plan	$11	$45	$15	$4	$—	$75
2006 Restructuring Plan	1	3	1	—	—	5
2004 Restructuring Plan	—	—	—	—	—	—
2001 Restructuring Plan	—	—	—	—	—	—

Total special charges for the three months ended March 31, 2007	$12	$48	$16	$4	$—	$80

Gain on Sales of Businesses and Assets

We did not have any material asset or business dispositions in the first quarters of 2008 or 2007.

Shareholder Litigation Settlement Recovery

Under the terms of the Global Class Action Settlement, we agreed to pay $575 in cash and issue 62,866,775 Nortel Networks Corporation common shares, and we will contribute to the plaintiffs one-half of any recovery resulting from our ongoing litigation against certain of our former officers.

As a result of the Global Class Action Settlement, we established a litigation settlement provision and recorded a charge to our full-year 2005 financial results of $2,474 (net of insurance proceeds of $229, which were placed in escrow in April 2006). Of this amount, $575 related to the cash portion, which we placed in escrow on June 1, 2006, plus $5 in accrued interest, and $1,899 related to the equity component. We adjusted the equity component in each quarter since February 2006 to reflect the fair value of the equity component. The final adjustment to the fair value of the equity component occurred on March 20, 2007, the date the settlement became effective. As of March 20, 2007, the fair value of the equity component had decreased to $1,626, including a recovery of $54 in the first quarter of 2007 up to March 20, 2007. Additionally, as of March 20, 2007, the litigation settlement provision related to the equity component was reclassified to additional paid-in-capital within shareholders’ equity as the number of shares was fixed at such date. The restricted cash and corresponding litigation reserve related to the cash portion of the settlement are under the direction of the escrow agents and our obligation has been satisfied and as a result the balances have been released. Approximately 4% of the settlement shares were issued in the first quarter of 2007, and an additional 43% were recently issued and are outstanding as of April 25, 2008. We currently expect the distribution of all of the remaining settlement shares to be substantially completed in the second quarter of 2008. For additional information, see “Executive Overview — Significant Business Developments — Global Class Action Settlement”.

Other Operating Expense (Income) — Net

The components of other operating expense (income) — net were as follows:

	For the Three Months
	Ended March 31,
	2008	2007(a)

Royalty license income — net	$(8)	$(10)
Litigation charges	12	—
Other — net	9	—

Other operating expense (income) — net	$13	$(10)

(a)	Includes items that were previously reported as non-operating and have been reclassified from “Other income — net” accordingly.

In the first quarter of 2008, other operating expense (income) — net was an expense of $13, due to litigation charges of $12 relating to a patent infringement lawsuit settlement and other than temporary impairment of investment of $9, partially offset by royalty income of $8 from cross patent license agreements.

In the first quarter of 2007, other operating expenses (income) — net was income of $10, due to royalty income from cross patent license agreements.

Other Income — Net

The components of other income — net were as follows:

	For the Three Months
	Ended March 31,
	2008	2007

Interest and dividend income	$(38)	$(53)
Currency exchange losses — net	19	—
Other — net	(18)	(13)

Other income — net	$(37)	$(66)

In the first quarter of 2008, other income — net was $37, which included interest and dividend income on our short-term investments of $38 and other income of $18, which was primarily driven by $16 from mark-to-market gains on certain warrants and swaps that do not qualify for hedge accounting. The income was partially offset by currency exchange losses of $19, mainly due to the weakening of the Canadian Dollar against the U.S. Dollar. The Canadian Dollar depreciated 4% against the U.S. Dollar in the first quarter of 2008 which resulted in net losses as a result of the revaluation of the U.S. Dollar denominated net monetary assets in the Canadian Dollar functional entities.

In the first quarter of 2007, other income — net was $66, which included interest and dividend income on our short-term investments of $53 and other income of $13, which was primarily driven by $6 from the sub-lease of certain facilities and $3 of mark-to-market gains on certain warrants and swaps not qualified for hedge accounting.

Interest Expense

Interest expense decreased by $16 in the first quarter of 2008 compared to the first quarter of 2007. The decrease was due to lower borrowing costs on the convertible senior notes issued by us in March 2007, or the Convertible Notes, in an aggregate principal amount of $1,150, compared to the at par $1,125 principal amount of our 4.25% convertible senior notes issued by us in 2001 and due September 1, 2008, or the 4.25% Notes due 2008, which were partially redeemed in 2007. The decrease was further due to the absence of interest expense relating to the escrow amount under the Global Class Action Settlement.

Income Tax Expense

During the first quarter of 2008, we recorded a tax expense of $36 on loss from operations before income taxes, minority interests and equity in net earnings of associated companies of $25. The tax expense of $36 is largely comprised of several significant items including $62 of income taxes on profitable entities in Asia and Europe, and other taxes of $4 primarily related to taxes on preferred share dividends in Canada. This tax expense is partially offset by a $13 benefit derived from various tax credits and R&D-related incentives, a $15 benefit resulting from decreases in uncertain tax positions and a $2 benefit resulting from revisions to prior year tax estimates and refunds.

During the first quarter of 2007, we recorded an income tax expense of $13 on pre-tax loss from operations of $68 before minority interests and equity in net earnings of associated companies. The income tax expense of $13 was primarily related to the reduction of our deferred tax assets, current tax provisions in certain taxable jurisdictions, and various corporate minimum and other taxes.

As of March 31, 2008, we have substantial loss carryforwards, tax credit carryforwards and other temporary differences, as well as valuation allowances in our significant tax jurisdictions (Canada, the U.S., the U.K., and France). These loss carryforwards, tax credit carryforwards and other temporary differences will serve to minimize our future cash income related taxes.

We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or SFAS 109, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of Critical Accounting Policies and Estimates — Tax Asset Valuation.”

Segment Information

Carrier Networks

The following table sets forth revenues and operating margin for the CN segment:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007	$ Change	% Change

Revenues
CDMA solutions	$555	$568	$(13)	(2)
GSM and UMTS solutions	536	271	265	98
Circuit and packet voice solutions	127	170	(43)	(25)

Total Revenues	$1,218	$1,009	$209	21

Operating Margin	$259	$154	$105	68

CN revenues increased to $1,218 in the first quarter of 2008 from $1,009 in the first quarter of 2007, an increase of $209 or 21%. The increase was primarily as a result of higher revenues due to recognition of previously deferred revenue in the GSM and UMTS solutions business. The increase was partially offset by decreases in the CDMA solutions business due to reductions in capital expenditures by a certain customer, and in the circuit and packet solutions business as a result of the divestiture of a portion of LG-Nortel’s wireline business in the second quarter of 2007.

CDMA solutions decreased by $35 in Canada primarily due to reduced spending by certain customers, as a result of delays in their capital expenditure plans, while revenues decreased by $30 in the U.S., primarily as a result of reduced spending by a certain customer due to capital expenditure constraints, partially offset by increased spending by other customers in order to expand and upgrade their existing networks. These decreases were partially offset by an increase in Asia of $54, as a result of the completion of certain contract milestones for a customer in LG-Nortel, resulting in recognition of previously deferred revenues, and increased volumes.

GSM and UMTS solutions increased primarily due to an increase in Asia of $244 and EMEA of $37, primarily offset by a decrease in the U.S. of $15. The increase in Asia was a result of completion of a significant customer contract deliverable obligation in LG-Nortel resulting in recognition of previously deferred revenues, partially offset by lower revenues outside of LG-Nortel driven by reduced project activity in the quarter as well as reduced spending from one customer. The increase in EMEA was due to higher revenues as a result of completion of customer deliverable obligations, resulting in recognition of previously deferred revenues and the favorable impact of foreign exchange fluctuations, while the decrease in the U.S. was primarily driven by a reduction in spending and higher recognition of deferred revenues in the first quarter of 2007, compared to the first quarter of 2008.

The decline in circuit and packet solutions of $43 was due to reduced revenues in the U.S. of $21, Asia of $14, EMEA of $6, and CALA of $5, partially offset by an increase in Canada of $3 due to higher demand for our next generation products. The decrease in the U.S. was primarily due to revenue recognized in the first quarter of 2007 related to the introduction of new products that did not repeat in the first quarter of 2008 and a decline in demand for TDM products, partially offset by demand for next-generation products in this portfolio. The decline in Asia was primarily a result of lower revenues due to the divestiture of a portion of LG-Nortel’s wireline business in the second quarter of 2007, partially offset by higher revenues from completion of certain contract obligations enabling recognition of previously deferred revenues not present in the first quarter of 2007. The reduction in EMEA was primarily caused by certain customer contracts present in the first quarter of 2007 not repeated in the first quarter of 2008.

Operating margin for the CN segment increased to $259 in the first quarter of 2008 from $154 in the first quarter of 2007, an increase of $105 or 68%. The increase in operating margin was a result of an increase in gross profit of $97 and a reduction in SG&A of $8, while R&D remained flat compared to the first quarter of 2007.

CN gross profit increased to $593 from $496, primarily due to the gross profit resulting from recognition of previously deferred revenue, partially offset by lower gross margin, which declined from 49.2% to 48.7%, mainly due to lower gross margin recognized on this previously deferred revenue. Benefits from net favorable product mix were offset by charges related to certain inventory deemed excess and obsolete. The decrease in SG&A of $8 was due to headcount reductions and other cost containment efforts, partially offset by costs related to increased volume. R&D expense remained unchanged as the negative impact of foreign exchange fluctuation on R&D expense and increased investment in opportunities which we believe have the greatest potential for growth were almost fully offset by reduced spending in maturing technologies.

Enterprise Solutions

The following table sets forth revenues and operating margin for the ES segment:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007	$ Change	% Change

Revenues
Circuit and packet voice solutions	$458	$375	$83	22
Data networking and security solutions	183	222	(39)	(18)

Total Revenues	$641	$597	$44	7

Operating Margin	$(24)	$(9)	$(15)	167

ES revenues increased to $641 in the first quarter of 2008 from $597 in the first quarter of 2007, an increase of $44 or 7%. The increase was primarily due to the completion of customer contract deliverable obligations, resulting in recognition of previously deferred revenues in the first quarter of 2008 compared to the first quarter of 2007, as well as volume growth in the U.S., Canada, Asia and CALA regions, partially offset by volume declines in Carrier Data Networks and other legacy products.

Revenues from circuit and packet voice solutions increased by $83 in the U.S., Canada, Asia and CALA, primarily due to volume increases, the favorable impact of foreign exchange fluctuations and higher revenues in the first quarter of 2008 due to the completion of customer deliverable obligations resulting in recognition of previously deferred revenue, partially offset by higher first quarter of 2007 revenues in EMEA as a result of delays during 2006 related to release of previously imposed RoHS standards, and declines in legacy products.

The decrease in data networking and security solutions of $39 was due to decreases in the U.S. of $30 and EMEA of $12, partially offset by an increase in Asia of $4. The decrease in the U.S. was primarily related to decreases in volume for certain products due to constrained spending, while the decrease in EMEA was primarily due to higher first quarter of 2007 revenues as a result of delays during 2006 related to the release of previously imposed RoHS standards, and declines in legacy products.

Operating margin for the ES segment declined to a loss of $24 in the first quarter of 2008 from a loss of $9 in the first quarter of 2007, an increase in loss of $15 or 167%. The increase in operating margin loss was the result of increases in SG&A expense of $12 and R&D expense of $11, while gross profit increased by $8.

ES gross profit increased to $280 in the first quarter of 2008 from $272 in the first quarter of 2007, while the gross margin decreased to 43.7% from 45.6%. The increase in gross profit was primarily due to gross profit associated with the recognition of previously deferred revenue in the first quarter of 2008 and higher sales volume, almost entirely offset by the impact of lower gross margins resulting from unfavorable product mix since the margins on next generation products are lower than legacy products, and higher royalty and other costs. The increase in SG&A of $12 was due to an increase in headcount, investment in marketing efforts in growth areas and unfavorable impact of foreign exchange fluctuations. R&D increased by $11 due to increased investment in opportunities which we believe have the greatest potential for growth and due to the unfavorable impact of foreign exchange fluctuations.

Global Services

The following table sets forth revenues and operating margin for the GS segment:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007	$ Change	% Change

Revenues	$516	$448	$68	15

Operating Margin	$72	$75	$(3)	(4)

GS revenues increased to $516 in the first quarter of 2008 from $448 in the first quarter of 2007, an increase of $68 or 15%. The increase was due to increases in Asia, Canada and CALA, partially offset by decreases in the U.S. and EMEA. The increase was primarily due to completion of a significant customer contract deliverable obligation in LG-Nortel, resulting in recognition of previously deferred revenues in the network implementation services business, growth in the network implementation services and network managed services businesses, and positive impacts related to foreign exchange fluctuations, partially offset by the decrease in the network support services business in the first quarter of 2008 compared to first quarter of 2007.

The increase in GS revenue related to network implementation services of $79 was primarily driven by completion of a significant customer contract deliverable obligation in LG-Nortel and volume increases across multiple customers. The increase in EMEA was mainly due to higher revenues as a result of completion of customer deliverable obligations, resulting in recognition of previously deferred revenues. The increase in network managed services of $10 was primarily driven by volume increases in the U.S., Asia, EMEA and CALA. These increases were partially offset by a decrease in revenues from the network support services business of $22 due to lower revenues from fewer legacy contract renewals, not fully offset by demand for new offerings and delay in completion of certain contracts. Further, some of the revenue recognized in the first quarter of 2007 did not repeat in the first quarter of 2008 in the network support services business.

Operating margin for the GS segment decreased to $72 in the first quarter of 2008 from $75 in the first quarter of 2007, a decrease of $3 or 4%. The decrease in operating margin was a result of the increase in gross profit of $11, more than offset by an increase in SG&A expense of $12 and R&D expense of $2.

GS gross profit increased to $155 from $144, while gross margin decreased from 32.1% to 30.0%. The increase in gross profit was primarily due to the recognition of previously deferred revenue. This increase was partially offset by lower gross margins in the U.S., Canada and EMEA, partially offset by higher gross margins in Asia and CALA. The higher gross margins in Asia and CALA were due to one time charges in the first quarter of 2007 that did not repeat in 2008. The increase in SG&A of $12 was due to investment in product management and marketing efforts in expected growth areas and increased headcount to support the sales group in Asia. The increase in R&D expense was due to increased investment in development of new services as well as investments to improve our current service offerings.

Metro Ethernet Networks

The following table sets forth revenues and operating margin for the MEN segment:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007	$ Change	% Change

Revenues
Optical networking solutions	$247	$263	$(16)	(6)
Data networking and security solutions	80	110	(30)	(27)

Total Revenues	$327	$373	$(46)	(12)

Operating Margin	$(25)	$(20)	$(5)	25

MEN revenues decreased to $327 in the first quarter of 2008 from $373 in the first quarter of 2007, a decrease of $46 or 12%. The decrease was primarily due to higher revenues due to the recognition of previously deferred revenue in the first quarter of 2007 that did not repeat to the same extent in the first quarter of 2008. The decrease was partially offset by growth in revenues in both portfolios and the favorable impact of foreign exchange fluctuations.

Revenues from optical networking solutions decreased by $16, primarily due to a decrease in EMEA of $35, partially offset by increases in Asia of $13 and the U.S. of $5. The decrease in EMEA was primarily driven by recognition of previously deferred revenues in 2007 that did not repeat in the first quarter of 2008, partially offset by increased revenues from our next generation optical products and the favorable impact of foreign exchange fluctuations. The increase in Asia was driven by completion of certain contracts and higher revenues from our next generation optical products, partially offset by a decrease in revenues from certain optical long-haul expansion projects that did not repeat in the first quarter of 2008. The increase in the U.S. was primarily due to increased spending by a certain customer related to their long-haul expansion, partially offset by reduced demand for our legacy products.

Revenues from data networking and security solutions decreased by $30, primarily due to a decrease in the U.S. of $53, and partially offset by increases in EMEA of $11, Asia of $8 and Canada of $4. The decrease in the U.S. was primarily driven by higher revenues as a result of completion of certain customer contract deliverables resulting from termination of a supplier agreement in the first quarter of 2007 that did not repeat in the first quarter of 2008. The increases in EMEA and Canada were mainly due to higher volume and the favorable impact of foreign exchange fluctuations, while the increase in Asia was due to completion of certain contracts and increased volumes.

Operating margin for the MEN segment declined to a loss of $25 in the first quarter of 2008 from a loss of $20 in the first quarter of 2007, an decrease of $5 or 25%. The decline in operating margin was a result of an increase in SG&A of $2 and R&D of $9, partially offset by an increase in gross profit of $6.

MEN gross profit increased to $109 in the first quarter of 2008 from $103 in the first quarter of 2007, while gross margin increased to 33.3% from 27.6%. The increase in gross profit was primarily due to increased volumes, partially offset by gross profit associated with the recognition of previously deferred revenue in the first quarter of 2007 that did not repeat in 2008, charges related to certain inventory revaluation and increased costs due to a settlement with one of our vendors. The increase in gross profit was further due to higher gross margins resulting from cost reductions and the favorable impact of foreign exchange fluctuations. The increase in SG&A of $2 was due to an increase in bad debts and the negative impact of foreign exchange fluctuations. R&D expense increased by $9, mainly due to the negative impact of foreign exchange fluctuations and increased investment in opportunities which we believe have the greatest potential for growth, partially offset by reduced spending in maturing technologies.

Other

The following table sets forth revenues and operating margin for the Other segment:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007	$ Change	% Change

Revenues	$56	$56	$—	—

Operating Margin	$(153)	$(211)	$58	27

Other revenues are comprised of revenues from Nortel Government Solutions Incorporated, or NGS, and remained flat due to a decline in the U.S. of $5, offset by increases in Canada, Asia and EMEA of $3, $1 and $1, respectively.

Operating margin includes corporate charges. Operating margin for Other improved to a loss of $153 in the first quarter of 2008 from a loss of $211 in the first quarter of 2007, a decrease in loss of $58, which was primarily driven by lower expenses related to our pension plans and lower expenses in relation to our internal control remediation plans and finance transformation activities.

Liquidity and Capital Resources

Cash Flow

Our total cash and cash equivalents excluding restricted cash decreased by $309 in the first quarter 2008 to $3,223, due to cash used in operating, investing and financing activities, partially offset by the favorable impact of foreign exchange fluctuations on cash and cash equivalents.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of March 31:

	For the Three Months
	Ended March 31
	2008	2007	Change

Net earnings (loss)	$(138)	$(103)	$(35)
Non-cash items	209	186	23
Changes in operating assets and liabilities:
Accounts receivable — net	245	427	(182)
Inventories — net	(25)	9	(34)
Accounts payable	(121)	(74)	(47)

	99	362	(263)
Deferred costs	210	31	179
Income taxes	(6)	(11)	5
Payroll, accrued and contractual liabilities	(264)	(595)	331
Deferred revenue	(16)	42	(58)
Advanced billings in excess of revenues recognized to date on contracts	(250)	(13)	(237)
Restructuring liabilities	42	38	4
Other	(146)	87	(233)

Changes in other operating assets and liabilities	(430)	(421)	(9)
Global Class Action Settlement — net	—	(585)	585

Net cash from (used in) operating activities	(260)	(561)	301
Net cash from (used in) investing activities	(44)	500	(544)
Net cash from (used in) financing activities	(14)	1,118	(1,132)
Effect of foreign exchange rate changes on cash and cash equivalents	9	6	3

Net increase (decrease) in cash and cash equivalents	(309)	1,063
Cash and cash equivalents at beginning of period	3,532	3,492

Cash and cash equivalents at end of period	$3,223	$4,555

Operating Activities

In the first quarter of 2008, our net cash used in operating activities of $260 resulted from a net loss of $138 plus adjustments for non-cash items of $209 and net uses of cash of $430 due to changes in other operating assets and liabilities and $99 in changes in operating assets and liabilities. The net cash used in other operating activities was mainly due to the impact of reduction of advanced billing of $250 primarily as a result of completion of a contract in LG-Nortel, partially offset by the change in deferred costs of $210 due to the release of related revenues. The use of cash for payroll, contractual and accrued liabilities of $264 was primarily due to bonus payments and sales compensation accrual, SG&A accrual and interest accruals. The change in other operating assets and liabilities of $146 is primarily comprised of pension payments. The primary additions to our net loss for non-cash items were amortization and depreciation of $82, minority interest of $78, pension and other accruals of $32, and share-based compensation expense of $21. These additions were partially offset by other non-cash charges of $23, primarily due to foreign exchange impacts on long-term assets and liabilities.

In the first quarter of 2007, our net cash used in operating activities of $561 was driven by a net loss of $103 plus adjustments for non-cash items of $186 and net uses of cash of $421 due to changes in other operating assets and liabilities and $585 resulting from the extinguishment of the liabilities related to the Global Class Action Settlement. The primary additions to our net income for non-cash items were pension and other accruals of $92, amortization and depreciation of $79, share based compensation expense of $25 and minority interest of $22. These additions were partially offset by the non-cash portion of the shareholder litigation settlement recovery of $54. The use of cash relating to changes in our other operating assets and liabilities was primarily due to a reduction of accrued liabilities primarily related to the cash payment of certain royalties partially offset by an inflow from changes in accounts receivable of $427.

Accounts Receivable

	March 31,	December 31,
	2008	2007	$ Change	% Change

Accounts Receivable	$2,338	$2,583	$(245)	(9)
Days sales outstanding in accounts receivable (DSO)(a)	76	72

(a)	DSO is the average number of days our receivables are outstanding based on a 90 day cycle. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers. DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Accounts receivable decreased to $2,338 as at March 31, 2008 from $2,583 as at December 31, 2007, a decrease of $245, or 9%. This decrease was due to the seasonality of our revenue profile as revenue is typically lower in the first quarter than in the fourth quarter, as well as improvements in our billing and collection processes. The higher revenues in the fourth quarter further resulted in a higher accounts receivable balance, as compared to the first quarter. The four day increase in DSO in spite of strong collection efforts was due to the seasonality of the revenue profile relative to decline in accounts receivable as a result of timing of collections.

Inventory

	March 31,	December 31,
	2008	2007	$ Change	% Change

Inventory — net (excluding deferred costs)	$523	$513	$10	2
Net inventory days (NID)(a)	29	26

(a)	NID is the average number of days from procurement to sale of our product based on a 90 day cycle. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net (excluding deferred costs) by the cost of revenues for the quarter and multiplying by 90 days.

Inventory, excluding deferred costs, increased in the first quarter of 2008 by $10. NID increased by three days in the first quarter of 2008 compared to the fourth quarter of 2007. This increase in NID was mainly on account of lower cost of revenues associated with seasonality of our revenue profile.

Accounts Payable

	March 31,	December 31,
	2008	2007	$ Change	% Change

Trade accounts payable	$1,032	$1,152	$(120)	(10)
Days of purchasing outstanding in accounts payable (DPO)(a)	58	58

(a)	DPO is the average number of days from when we receive purchased goods and services until we pay our suppliers based on a 90 day cycle. DPO for each quarter is calculated by dividing the quarter end accounts payable by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Trade accounts payable decreased to $1,032 in the first quarter of 2008 from $1,152 at December 31, 2007, a decrease of $120. This decrease in the trade accounts payable balance is attributable to the normal seasonal decline in spending levels. DPO remained constant with the continued focus on supplier payment terms.

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

Investing Activities

In the first quarter of 2008, net cash used in investing activities was $44 primarily due to expenditures for plant and equipment of $51 and acquisition of investments and businesses, net of cash acquired, of $29, partially offset by a decrease in restricted cash and cash equivalents of $18 and proceeds related to sale of investments of $18.

In the first quarter of 2007, net cash from investing activities was $500, primarily due to a decrease in restricted cash and cash equivalents of $595 primarily related to the finalization of the Global Class Action Settlement, partially offset by expenditures for plant and equipment of $56, and return of proceeds on sale of businesses and investments primarily comprised of $58 related to the UMTS Access divestiture in the fourth quarter of 2006 partially offset by proceeds related to sale of investments.

Financing Activities

In the first quarter of 2008, cash used in financing activities was $14, primarily due to dividends of $11 primarily paid by NNL related to its outstanding preferred shares and a decrease in capital lease payable of $6, partially offset by a net increase in notes payable of $3.

In the first quarter of 2007, cash from financing activities was $1,118, primarily from cash proceeds of $1,150 relating to our offering of the Convertible Notes, partially offset by debt issuance costs of $22 related to the offering and dividends of $10 primarily paid by NNL related to its outstanding preferred shares.

Other Items

In the first quarter of 2008, our cash increased by $9 due to favorable effects of changes in foreign exchange rates primarily from the strengthening of the Euro against the U.S. Dollar.

In the first quarter of 2007, our cash increased by $6 due to favorable effects of changes in foreign exchange rates primarily of the Euro and the British Pound against the U.S. Dollar.

Fair Value Measurement

As discussed in Note 10 to the unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157, “Fair Value Measurement,” or SFAS 157, effective January 1, 2008. We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities and in some cases, derivative contracts, which fair values totaled $28 and ($4), respectively, as of March 31, 2008.

Our auction rate security instruments are classified as available-for-sale securities and reflected at fair value. In prior periods, due to the auction process which took place approximately every 30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing discounted expected cash flows (Level 3) as of March 31, 2008. We currently believe that this temporary decline in fair value is due to liquidity issues, because the underlying assets for these securities are almost entirely backed by the U.S. government. In addition, our holdings of auction rate securities represent less than one percent of our total cash and cash equivalents and investment balance as of March 31, 2008. We believe that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, and any difference between our estimate and an estimate that would be arrived at by another party would have no impact on earnings, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

We determine the value of the majority of derivatives we enter into utilizing standard valuation techniques. Depending on the type of derivative, the valuation could be calculated through either discounted cash flows or the Black-Scholes model. The key inputs depend upon the type of derivative, and include interest rate yield curves, foreign exchange spot and forward rates, and expected volatility. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

Future Uses and Sources of Liquidity

The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the Risk Factors section of this report and our 2007 Annual Report. We believe the following are the key uncertainties that exist regarding our liquidity:

•	We expect our ability to increase revenue and generate positive cash from operating activities to be a primary uncertainty regarding our liquidity. In prior years, our operating results have generally produced negative cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and the continued negative impact on gross margin due to competitive pressures, product mix and other factors discussed in this report. If capital spending by our customers changes or pricing and margins change from what we currently expect, due to current economic uncertainties in North America or elsewhere raising concerns about decreases in projected spending rates by both carrier and enterprise customers, or for other reasons, our revenues and cash flows may be materially lower and we may be required to further reduce our investments or take other measures in order to meet our cash requirements;
•	Our ability and willingness to access the capital markets is based on many factors including market conditions and our overall financial objectives. Currently, our ability is limited by the covenant restrictions in our indentures and by our and NNL’s credit ratings both of which have, in part, contributed to our increased interest and borrowing costs. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will be able to refinance any maturing debt as it comes due or that financings will be available to us on acceptable terms, or at all; and
•	We are subject to litigation proceedings and, as a result, any judgments or settlements in connection with our pending civil litigation not encompassed by the Global Class Action Settlement, or criminal investigations related to certain restatements of our and NNL’s financial statements, could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees.

Future Uses of Liquidity

Our cash requirements for the 12 months commencing April 1, 2008 are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	cash contributions for pension, post retirement and post employment funding of approximately $295;
•	capital expenditures of approximately $250;
•	costs related to workforce reductions and real estate actions in connection with our active restructuring plans of approximately $287;
•	costs associated with contractual commitments related to the divestiture of our manufacturing operations to Flextronics of approximately $75;
•	the outstanding principal amount of 4.25% Notes due September 1, 2008 of up to $675, if not refinanced in whole or in part; and
•	an earn-out payment to LGE of approximately $51 based on the 2007 performance of LG-Nortel, expected to be paid in the second quarter of 2008.

Also, from time to time, we may purchase or redeem our outstanding debt securities and/or convertible notes and may enter into acquisitions or joint ventures as opportunities arise.

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under special charges, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of March 31, 2008 from the amounts disclosed as of December 31, 2007 in our 2007 Annual Report.

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

As of March 31, 2008, our primary source of liquidity was cash. We believe our cash will be sufficient to fund our business model (see “Executive Overview — Our Business and Strategy”) and investments in our business and meet our customer commitments for at least the 12 month period commencing April 1, 2008, including the cash expenditures outlined under “Future Uses of Liquidity” above.

Available support facility

On February 14, 2003, NNL entered into a $750 support facility with Export Development Canada, or the EDC Support Facility. NNL’s obligations under the EDC Support Facility are guaranteed by us and Nortel Networks Inc., or NNI. As of March 31, 2008, the EDC Support Facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments with individual amounts of up to $25, of which $122 was outstanding; and
•	$450 of uncommitted revolving support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $30 was outstanding.

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

Short-form registration of securities

In June 2007, we again became eligible to make use of short-form registration statements for the registration of our securities with the U.S. Securities and Exchange Commission, or SEC. Although we filed a shelf registration statement with the SEC in 2002, the information contained in that shelf-registration statement is not current. In order to make use of a short-form registration statement for issuance of securities, we would need to either update the information contained in that shelf registration statement or file a new shelf registration statement and a new base shelf prospectus containing current, updated information.

Credit Ratings

	Moody’s	S&P

NNL’s Corporate Family Rating/Corporate Credit Rating	B3	B−
NNL’s $2.0B High-Yield Notes	B3	B−
NNC’s $1.8B Convertible Notes due 2008	B3	B−
NNC’s $1.15B Convertible Notes due 2012 and 2014	B3	B−
NNL’s $200 Notes due 2023	B3	CCC
Nortel Networks Capital Corporation’s $150 Notes due 2026	B3	CCC
NNL Preferred Shares:
Series 5	Caa3	CCC−
Series 7	Caa3	CCC−

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

Off-Balance Sheet Arrangements

Bid, Performance-Related and Other Bonds

During the normal course of business, we provide bid, performance, warranty and other types of bonds, which we refer to collectively as bonds, via financial intermediaries to various customers in support of commercial contracts, typically for the supply of telecommunications equipment and services. If we fail to perform under the applicable contract, the customer may be able to draw upon all or a portion of the bond as a remedy for our failure to perform. An unwillingness or inability to issue bid and performance related bonds could have a material negative impact on our revenues and gross margin. The contracts which these bonds support generally have terms ranging from one to five years. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance-related and other bonds generally have a term consistent with the term of the underlying contract. Historically, we have not made, and we do not anticipate that we will be required to make, material payments under these types of bonds.

The following table provides information related to these types of bonds as of:

	March 31,	December 31,
	2008	2007

Bid and performance-related bonds(a)	$152	$155
Other bonds(b)	63	54

Total bid, performance related and other bonds	$215	$209

(a)	Net of restricted cash and cash equivalents amounts of $3 and $5 as of March 31, 2008 and December 31, 2007, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $11 and $27 as of March 31, 2008 and December 31, 2007, respectively.

The EDC Support Facility is used to support bid, performance-related and other bonds with varying terms. Any bid or performance related bonds with terms that extend beyond March 31, 2011 are generally not eligible for the support provided by this facility. If the facility is not further extended beyond December 31, 2011, we would likely need to utilize cash collateral to support the issuance of bid, performance related and other related bonding obligations.

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

The complexities of our contractual arrangements result in the deferral of revenue for a number of reasons, the most significant of which are discussed below:

•	Complex arrangements that involve multiple deliverables such as future software deliverables and/or post contractual support which remain undelivered generally result in the deferral of revenue because, in most cases, we have not established fair value for the undelivered elements. We estimate that these arrangements account for approximately 62% of our deferred revenue balance and will be recognized upon delivery of the final undelivered elements and over time.
•	In many instances our contractual billing arrangements do not match the timing of the recognition of revenue. Often this occurs in contracts accounted for under SOP 81-1 where we generally recognize the revenue based on a measure of the percentage of costs incurred to date relative to the estimated total expected contract costs. We estimate that approximately 9% of our deferred revenue balance relates to contractual arrangements where billing milestones preceded revenue recognition.

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources — Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As of
	March 31,	December 31,
	2008	2007	$ Change	% Change

Deferred revenue	$1,603	$1,619	$(16)	(1)
Advance billings	1,240	1,490	(250)	(17)

Total deferred revenue	$2,843	$3,109	$(266)	(9)

Deferred revenues decreased by $266 in the first quarter of 2008 as a result of reductions related to the net release to revenue of approximately $263, primarily due to fulfillment of contract obligations for a significant contract and other adjustments of $24, offset by an increase due to foreign exchange fluctuations of $18. The release of deferred revenue to revenue is net of the additional deferrals recorded during the first quarter of 2008.

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves:

	As of
	March 31,	December 31,
	2008	2007

Gross accounts receivable	$2,395	$2,645
Provision for doubtful accounts	(57)	(62)

Accounts receivable — net	$2,338	$2,583

Accounts receivable provision as a percentage of gross accounts receivable	2%	2%
Gross long-term receivables	$54	$44
Provision for doubtful accounts	(41)	(35)

Net long-term receivables	$13	$9

Long-term receivables provision as a percentage of gross long-term receivables	76%	80%

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

The following table summarizes our inventory balances and other related reserves:

	As of
	March 31,	December 31,
	2008	2007

Gross inventory	$2,856	$3,118
Inventory provisions	(845)	(907)

Inventories — net(a)	$2,011	$2,211

Inventory provisions as a percentage of gross inventory	30%	29%
Inventory provisions as a percentage of gross inventory excluding deferred costs(b)	62%	64%

(a)	Includes the long-term portion of inventory related to deferred costs of $193 and $209 as of March 31, 2008 and December 31, 2007, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $1,488 and $1,698 as of March 31, 2008 and December 31, 2007, respectively.

Inventory provisions decreased by $62 primarily as a result of $63 of scrapped inventory, $17 due to sale of inventory and foreign exchange adjustments of $21, partially offset by $25 of additional inventory provisions, and a reclassification of $14. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

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

The following table summarizes the changes in the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets:

March 31,
2008

Balance at the beginning of the period	$214
Payments	(49)
Warranties issued	64
Revisions	(20)

Balance at the end of the period	$209

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

Revisions to warranty provisions include releases and foreign currency exchange adjustments. The $20 of revisions entirely relates to releases, consisting of $17 of warranty releases and $3 of known product defect releases. The impact of these releases reduced cost of revenues in the first quarter of 2008 by $20. The warranty releases were primarily due to declines in cost of sales for specific product portfolios to which our warranty estimates apply, as well as declines in various usage rates and warranty periods.

Income Taxes

Tax Asset Valuation

As of March 31, 2008, our deferred tax asset balance was $6,731, against which we have recorded a valuation allowance of $3,466, resulting in a net deferred tax asset of $3,265. As of December 31, 2007, our net deferred tax asset was $3,323. The reduction of $58 is primarily attributable to the effects of foreign exchange translation and by the normal changes in deferred tax assets for profitable jurisdictions resulting from operations in the ordinary course of business. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K. and France).

As of March 31, 2008, our gross unrecognized tax benefit was $1,329. As of December 31, 2007, our gross unrecognized tax benefit was also $1,329. An increase of $37 in the unrecognized tax benefits as a result of increases due to tax positions taken during the current year and increases related to prior year tax positions was offset partially by $1 settlement of certain FIN 48 positions in Asia and the remainder offset by the impact of foreign exchange translation.

We assess the expected realization of our deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. The main factors that we believe provide evidence about the realizability of our net deferred tax asset are discussed in further detail below and include the following:

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

Since the third quarter of 2002, through the fourth quarter of 2007, we have not significantly adjusted the level of our net deferred tax assets in the U.S. or France other than to present the changes in our deferred tax assets related to foreign currency translation, and the additions of certain refundable tax credits in France. Thus, we have provided valuation allowances against the deferred tax benefit related to our losses and other temporary differences in these jurisdictions for the applicable periods since establishing the valuation allowance.

In each reporting period since 2002, we have considered the factors listed above to determine if any further adjustments need to be made to the net deferred tax asset on a jurisdictional basis. As discussed below, we evaluate cumulative earnings (loss) within each jurisdiction and at NNL. Relative to 2002, the factors we consider have generally trended favorably year over year as our jurisdictional cumulative losses have decreased substantially or have become cumulative profits since 2002 for most of our jurisdictions. NNL has operated near break-even since 2002, and the results in the U.S. have improved substantially over the same period relative to 2001 and 2002. However, in the fourth quarter of 2007, there were a number of events that had a negative effect on the recoverability of our deferred tax assets in Canada and the time period over which we expect to realize the assets. As a result we adjusted our net deferred tax assets by recording an additional valuation allowance of approximately $1,064. As of March 31, 2008, our profitability forecasts support the realization of our net deferred tax assets in the U.S. and Canada.

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

Future Projections of Profitability

The ultimate realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the underlying tax deductions and credits. We currently have a significant sales backlog of approximately $5,000 for which revenue and margin will be recognized in the future (including deferred revenue and advance billings). We expect the associated margins of this sales backlog to be consistent with our recent historical margins.

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

The following table provides the breakdown of our net deferred tax asset by significant jurisdiction as of March 31, 2008:

	Tax	Net	Other	Gross		Net
	Benefit of	Investment	Temporary	Deferred	Valuation	Deferred
	Losses	Tax Credits	Differences	Tax Asset	Allowance	Tax Asset

Canada(a)	$988	$1,028	$472	$2,488	$(1,357)	$1,131
United States(a)	948	378	905	2,231	(668)	1,563
United Kingdom	452	—	193	645	(321)	324
France	479	50	128	657	(572)	85
Other	442	—	268	710	(548)	162

Total	$3,309	$1,456	$1,966	$6,731	$(3,466)	$3,265

(a)	Includes $86 of gross deferred tax asset and corresponding valuation allowance in Canada at NNC, and $167 of gross deferred tax asset and corresponding valuation allowance in the U.S. relative to wholly-owned U.S. subsidiaries of NNC primarily related to operating losses.

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

Since September 30, 2007, there have been a number of events that have had a negative effect on the time over which we expect to realize our deferred tax assets, which include a significant tax rate reduction in the fourth quarter of 2007, continued strengthening of the Canadian Dollar relative to the U.S. Dollar and on-going uncertainty related to potential outcomes of our transfer pricing negotiations.

Considering the convergence of these developments (i.e. tax rate reduction, foreign currency movements and transfer pricing discussions) and the direction and cumulative weight of previous changes in circumstance (including rate reductions and currency movements), we concluded that a comprehensive re-measurement of the level of deferred tax assets expected to be realized was warranted as of December 31, 2007. As a result, we recorded additional valuation allowance in the fourth quarter of 2007 of approximately $1,064.

While we have recorded additional valuation allowance, these deferred tax assets are still available for use to offset future taxes payable. The significant majority of our gross deferred tax asset at NNL of $2,388 relates to loss and investment tax credit carryforwards. Absent tax-planning strategies that permit the conversion of these losses and investment tax credit carryforwards into discretionary deductible expenses with an unlimited carryforward period, these deferred tax assets generally have between 10 and 20 year carryforward periods.

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

The significant majority of our $1,563 net deferred tax assets in the U.S. relates to loss and credit carryforwards which have a 20 year carryforward period. Over 93% of our research tax credits do not begin to expire until 2019 and none of our operating loss carryforwards begin to expire until 2022. As a result, we do not expect that a significant portion of our carryforwards will expire prior to utilization given our projections of future earnings. Unlike our carryforwards in Canada, we do not rely upon any planning strategies to support the realization of the U.S. losses and credits within the carryforward period, as we believe we will have sufficient earnings without the use of any planning strategies.

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

Valuation Allowance

During the three months ended March 31, 2008, our gross income tax valuation allowance increased to $3,466 compared to $3,389 as of December 31, 2007. The $77 increase was largely the result of $141 of additional valuation allowances recorded against the tax benefit of current period losses and investment tax credits in certain jurisdictions, $42 additional decreases to the valuation allowance as a result of decreases in the deferred tax assets in conjunction with FIN 48 and the impact of foreign currency translation of $12. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets across jurisdictions, and negative evidence including our cumulative loss position, and concluded, after the adjustments discussed below, that the overall valuation allowance as of March 31, 2008 was appropriate.

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

Specifically, the tax authorities in Brazil have completed an examination of prior taxable years and have issued assessments in the amount of $87. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of the ongoing appeals process.

Likewise, the tax authorities in Colombia have issued an assessment relating to the 2002 and 2003 tax years proposing adjustments to increase taxable income resulting in an additional tax liability of $19 inclusive of penalties and interest. At December 31, 2007, we provided an income tax liability for this entire amount. As of March 31, 2008, we have provided an income tax liability of $5. The decrease in the tax liability is attributable to a reduction of $17 in the uncertain tax position under FIN 48 as a result of revised information received during the three months ending March 31, 2008 and is offset by the impact of foreign exchange translation of $3.

In addition, tax authorities in France have issued notices of assessment in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,327, additional income tax liabilities of $52, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $106 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carry-forwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and are in the process of entering Mutual Agreement Procedures with competent authority under the Canada-France tax treaty. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

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

In our ongoing assessment of the expected accounting impact of the settlement of the APA, we continue to re-evaluate the level of the adjustment made during 2007 in accordance with FIN 48 to reduce the U.S. gross deferred tax assets and increase the Canadian gross deferred tax assets (with offsetting adjustments to the respective valuations allowances), to reflect our expectation that the more likely than not outcome of the negotiations between the U.S. and Canadian tax authorities related to our 2001-2005 APA would result in a reallocation of tax losses from the U.S. to Canada.

If an unexpected amount of tax losses are ultimately reallocated when the tax authorities reach agreement, and/or accounting estimates under FIN 48 regarding the post 2005 transfer pricing methodology result in a similar reallocation, and such reallocation of losses exceeds the amount of the valuation allowance that could be attributed to tax loss carryovers in the U.S., the Company could have an increase to income tax expense for the reduction of the deferred tax asset in the U.S.

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

The carrying value of goodwill was $2,570 as of March 31, 2008 and $2,559 as of December 31, 2007. Our four reportable segments and NGS comprise our reporting units. As of our annual measurement date, the excess of fair value over the carrying value for each of our reporting units ranged from 9% for NGS to in excess of 74% for CN.

Pension and Post-retirement Benefits

We maintain various pension and post-retirement benefit plans for our employees globally. These plans include significant pension and post-retirement benefit obligations that are calculated based on actuarial valuations. Key assumptions are made at the annual measurement date in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates.

Significant changes in net periodic pension and post-retirement benefit expense may occur in the future due to changes in our key assumptions including expected rate of return on plan assets and discount rate resulting from economic events. In developing these assumptions, we evaluated, among other things, input from our actuaries and matched the plans’ expected benefit payments to spot rates of high quality corporate bond yield curves.

For 2008, we are maintaining our expected rate of return on plan assets at 7.1% for defined benefit pension plans. Also for 2008, our discount rate on a weighted-average basis for pension expenses increased from 5.1% to 5.8% for the defined benefit pension plans and from 5.4% to 5.8% for post-retirement benefit plans. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at each measurement date and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses significantly in the future. For a sensitivity analysis of changes in these assumptions, please refer to our 2007 Annual Report — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies and Estimates — Pension and Post-retirement Benefits.

At December 31, 2007, we had net actuarial losses, before taxes, included in accumulated other comprehensive income/loss related to the defined benefit plans of $816, which could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and whether there is a change in the amortization period. The post-retirement benefit plans had actuarial losses, before taxes, of $16 included in accumulated other comprehensive loss at the end of 2007. Actuarial gains and losses included in accumulated other comprehensive loss in excess of the corridor are being recognized over an approximately 11 year period, which represents the weighted-average expected remaining service life of the active employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. There were no experience and assumption changes in the first quarter of 2008, as we did not have a triggering event that would require a remeasurement.

In the second quarter of 2006, we announced changes to our North American pension and post-retirement plans effective January 1, 2008. We moved employees currently enrolled in our defined benefit pension plans to defined contribution plans. In addition, we eliminated post-retirement healthcare benefits for employees who are not age 50 with five years of service as of July 1, 2006.

Effective for fiscal years ending after December 15, 2008, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, or SFAS 158, requires us to measure the funded status of our plans as of the date of our year end statement of financial position. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. Nortel has adopted the second approach, whereby Nortel continues to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. The adoption has resulted in an a increase in accumulated deficit of $36, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008. For additional information, see “Accounting Changes and Recent Accounting Pronouncements” in this section of this report, and note 7, “Employee benefit plans”, to the accompanying unaudited condensed consolidated financial statements.

In 2008, we expect to make cash contributions of approximately $260 to our defined benefit pension plans and approximately $80 to our post-retirement and post-employment benefit plans. If the actual results of the plans differ from the assumptions, we may be required to make additional contributions. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

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

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of March 31, 2008, we had $96 in accruals related to workforce reduction charges and $220 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 2 “Accounting changes” to the accompanying unaudited condensed consolidated financial statements for a summary of the accounting changes that we have adopted on or after January 1, 2008. The following summarizes the accounting changes and pronouncements we have adopted in the first quarter of 2008:

•	The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For us, SFAS 159 is effective as of January 1, 2008. We have elected not to apply the fair value option for any of our eligible financial instruments and other items in the current period.
•	Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, or SFAS 157, which establishes a single definition of fair value and a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We partially adopted the provisions of SFAS 157 effective January 1, 2008. For disclosure related to SFAS 157, see note 10, “Fair Value”, to the accompanying unaudited condensed consolidated financial statements.
•	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Effective for fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted these requirements in fiscal 2006.

Effective for fiscal years ending after December 15, 2008, SFAS 158 requires us to measure the funded status of its plans as of the date of our year end statement of financial position, being December 31. We have historically measured the funded status of our significant plans on September 30. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. We have adopted the second approach, whereby we continue to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost for the period between the earlier measurement date, being September 30, and the end of the fiscal year that the measurement date provisions are applied, being December 31, 2008 (exclusive of any curtailment or settlement gain or loss) shall be allocated proportionately between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ending December 31, 2008. The adoption has resulted in a increase in accumulated deficit of $36, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008.

For additional information on our pension and post-retirement plans, see note 7, “Employee benefit plans”, to the accompanying unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value under U.S. GAAP and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We partially adopted the provisions of SFAS 157 effective January 1, 2008. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis has been deferred to fiscal years beginning after December 15, 2008 in accordance with FASB Staff Position, or FSP, SFAS 157-2, “Effective Date of

FASB Statement No. 157”, or FSP SFAS 157-2. We plan to adopt the deferred portion of SFAS 157 on January 1, 2009. We currently do not expect the adoption of SFAS 157 to have a material impact on our results of operations and financial conditions; however, we will continue to assess the impact as the guidance evolves.

In September 2007, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 07-1 “Collaborative Arrangements”, or EITF 07-1. EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. We will adopt the provisions of EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, or SFAS 141R, replacing SFAS 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and the goodwill acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We plan to adopt the provisions of SFAS 141R on January 1, 2009. The adoption of SFAS 141R will impact the accounting for business combinations completed by us on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51”, or SFAS 160. SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We plan to adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will result in the reclassification of minority interests to shareholders’ equity. We are currently assessing any further impacts of SFAS 160 on our results of operations and financial condition.

In February 2008, the FASB issued FSP SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, or FSP SFAS 140-3. FSP SFAS 140-3 provides implementation guidance on accounting for a transfer of a financial asset and repurchase financing. The new guidance presumes that the initial transfer of a financial asset and a repurchase financing should be considered part of the same arrangement (i.e., a linked transaction) under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, or SFAS 140. If certain criteria are met, however, then the transfer and repurchase should be separately evaluated under SFAS 140 and not considered a linked transaction. FSP SFAS 140-3 is effective for fiscal years and interim periods beginning after November 15, 2008. We plan to adopt the provisions of FSP SFAS 140-3 on January 1, 2009. We do not currently expect the adoption to have a material impact on our results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133”, or SFAS 161. SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We plan to adopt the provisions of SFAS 161 on January 1, 2009. We are currently assessing the impact, if any, that SFAS 161 will have on our consolidated financial statement disclosures.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP SFAS 142-3. FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We plan to adopt the provisions of FSP SFAS 142-3 on January 1, 2009. We are currently assessing the impact of the adoption of FSP SFAS 142-3 on our results of operations and financial condition.

Outstanding Share Data

As of April 25, 2008, Nortel Networks Corporation had 464,855,186 outstanding common shares.

As of April 25, 2008, 31,488,580 issued and 405,305 assumed stock options were outstanding and 19,399,489 and 405,305, respectively, are exercisable for common shares of Nortel Networks Corporation on a one-for-one basis.

As of April 25, 2008, 5,488,686 restricted stock units and 2,676,150 performance stock units were outstanding. Once vested, each restricted stock unit entitles the holder to receive one common share of Nortel from treasury. Performance stocks units entitle the holder to receive one common share of Nortel, subject to determination of the percentage of target payout, if any, based on the level of achievement of the performance criteria.

Nortel Networks Corporation previously issued $1,800 of 4.25% Notes due 2008. The 4.25% Notes due 2008 are convertible, at any time, by holders into common shares of Nortel Networks Corporation, at a conversion price of $100 per common share. On September 28, 2007, we redeemed at par value $1,125, plus accrued and unpaid interest of the 4.25% Notes due 2008. As of December 31, 2007 there remained $675 outstanding principal amount of 4.25% Notes due 2008.

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

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of March 31, 2008, the accruals on the condensed consolidated balance sheet for environmental matters were $24. Based on information available as of March 31, 2008, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities under way at 12 sites that are either currently or previously owned or occupied facilities. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, at four Superfund sites in the U.S. At three of the Superfund sites, we are considered a de minimis potentially responsible party. A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 1% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of our share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals referred to above.

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

Cautionary Notice Regarding Forward-Looking Information

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to our business including: significant competition, competitive pricing practices, cautious capital spending by customers as a result of factors including current economic uncertainties, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse effects on our performance if its expectations regarding market demand for particular products prove to be wrong; the sufficiency of recently announced restructuring actions; any negative developments associated with our suppliers and contract manufacturers including reliance on certain suppliers for key optical networking solutions components and on a sole supplier for most of our manufacturing and design functions, and consolidation in the industries in which our suppliers operate; potential penalties, damages or cancelled customer contracts from failure to meet contractual obligations including delivery and installation deadlines and any defects or errors in our current or planned products; fluctuations in foreign currency exchange rates; potential higher operational and financial risks associated with our efforts to expand internationally; potential additional valuation allowances for all or a portion of our deferred tax assets if market conditions deteriorate or future results of operations are less than expected; a failure to protect our intellectual property rights, or any adverse judgments or settlements arising out of disputes regarding intellectual property; any negative effect of a failure to maintain the integrity of our information systems; changes in regulation of the Internet or other regulatory changes; any failure to successfully operate or integrate strategic acquisitions, or failure to consummate or succeed with strategic alliances; our potential inability to attract or retain the personnel necessary to achieve its business objectives or to maintain an effective risk management strategy; (ii) risks and uncertainties relating to our liquidity, financing arrangements and capital including: any inability by us to manage cash flow fluctuations to fund working capital requirements or achieve its business objectives in a timely manner or obtain additional sources of funding; high levels of debt; limitations on our capitalizing on business opportunities because of senior notes covenants, or on issuing new debt pursuant to the provisions of indentures governing certain of our public debt issues; our below investment grade credit rating; any increase of restricted cash requirements for us if we are unable to secure alternative support for obligations arising from certain normal course business activities; or any inability of our subsidiaries to provide it with sufficient funding; any negative effect to us if we need to make larger defined benefit plans contributions in the future or exposure to customer credit risks or inability of customers to fulfill payment obligations under customer financing arrangements; or any negative impact on our ability to make future acquisitions, raise capital, issue debt and retain employees arising from stock price volatility and any declines in the market price of our publicly traded securities; and (iii) risks and uncertainties relating to our prior restatements and related matters including: potential legal judgments, fines, penalties or settlements, related to the ongoing criminal investigations of us in the U.S. and Canada; the significant dilution of our existing equity positions resulting from court approval of its class action settlement; any significant pending or future civil litigation actions not encompassed by our class action settlement; For additional information with respect to certain of these and other factors, see our 2007 Annual Report on Form 10-K, the “Risk Factors” section of this report and other securities filings with the SEC. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We manage foreign exchange exposures using forward and option contracts to hedge sale and purchase commitments. Our most significant foreign exchange exposures are in the Canadian Dollar, the British Pound and the Euro. We enter into U.S. to Canadian Dollar forward and option contracts intended to hedge the U.S. to Canadian Dollar exposure on future revenues and expenditure streams. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, we recognize the gains and losses on the effective portion of these contracts in earnings when the hedged transaction occurs. As of March 31, 2008, no cash flow hedges have met the criteria for hedge accounting and therefore are considered non-designated hedging strategies in accordance with SFAS 133. As such, any gains and losses related to these contracts are recognized in earnings immediately.

We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business may be denominated in currencies other than U.S. Dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our major currency exposures. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. Our significant currency flows for the quarter ended March 31, 2008 were in U.S. Dollars, Canadian Dollars, British Pounds and Euros. We cannot predict whether we will incur foreign exchange gains or losses in the future. However, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition.

A portion of our long-term debt is subject to changes in fair value resulting from changes in market interest rates. We have hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps on certain of the notes issued by NNL in July 2006 including $550 of senior fixed rate notes due 2013, or the 2013 Fixed Rate Notes, and $450 of senior fixed rate notes due 2016, or the 2016 Fixed Rate Notes. As the swaps for the 2013 Fixed Rate Notes have passed the hedge designation criteria in accordance with SFAS 133, the change in fair value of those swaps is recognized in earnings with offsetting amounts related to the change in the fair value of the hedged debt attributable to interest rate changes. Any ineffective portion of the swaps is recognized in income immediately. The interest rate swap hedging the 2016 Fixed Rate Notes has not met the hedge effectiveness criteria and remains a non-designated hedging strategy as of March 31, 2008. We record net settlements on these swap instruments as adjustments to interest expense.

We use sensitivity analysis to measure our interest rate risk. The sensitivity analysis includes cash, outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate long-term debt. There have been no significant changes to our market risk during the first quarter of 2008.

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

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO (Mike S. Zafirovski and Paviter S. Binning, respectively), pursuant to Rule 13a-15 under the United States Securities Exchange Act of 1934, as amended, or the Exchange Act, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, management, including the CEO and CFO, have concluded that our disclosure controls and procedures as of March 31, 2008 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2008, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

Global Class Action Settlement:  We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, or the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. Administration of the settlement claims is proceeding. All of the five courts have now issued orders approving the claims and authorizing distribution of the settlement proceeds including Nortel Networks Corporation common shares and cash, and plaintiffs’ counsel have delivered letters to us with instructions to distribute the settlement shares to the Nortel I and Nortel II claimants. Approximately 4% of the settlement shares were issued in the first quarter of 2007, and an additional 43% were recently issued and are outstanding as of April 25, 2008. We currently expect the distribution of all of the remaining Nortel I and Nortel II settlement shares to be substantially completed in the second quarter of 2008. The cash portion of the settlement was placed in escrow and will be distributed by the claims administrator pursuant to the terms of the orders.

Ipernica:  In March 2008, we entered into an agreement to settle all of the claims raised by Ipernica Limited (formerly known as QPSX Development 5 Pty Ltd), an Australian patent holding firm, in a lawsuit against us filed in the U.S. District Court for the Eastern District of Texas, alleging patent infringement. The settlement agreement between the parties grants to us a perpetual, world-wide license to various Ipernica patents, and includes a covenant not to sue as well as mutual releases, and a payment by us of $12.

Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2007 Annual Report. For additional discussion of our material legal proceedings, see “Contingencies” in note 16 of the accompanying unaudited condensed consolidated financial statements.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our 2007 Annual Report, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2007 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. The risks described in our 2007 Annual Report have not materially changed.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Nortel Networks/BCE Stock Option Plans:  During the first quarter of 2008, we issued an aggregate of 30,321 Nortel Networks Corporation common shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The Nortel Networks Corporation common shares issued on the exercise of these options were issued outside of the United States to BCE Inc., or BCE, employees who were not United States persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The Nortel Networks Corporation common shares issued are deemed to be exempt from registration pursuant to Regulation S under the United States Securities Act of 1933, as amended, or the Securities Act. All funds we receive in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement whereby we were spun off from BCE, except for nominal amounts we receive to round up fractional entitlements into whole shares. We keep these nominal amounts and use them for general corporate purposes.

	Number of Nortel Networks Corporation
	Common Shares Issued Without U.S.	Range of
	Registration Upon Exercise of Stock Options	Exercise Prices
Date of Exercise	Under Nortel/BCE Plans	Canadian $

January 24, 2008	2,460	CAD$343.99 - $518.77
February 7, 2008	23,149	CAD$343.99
March 13, 2008	4,712	CAD$464.85

Directors’ Deferred Share Compensation Plans:  The following table sets forth the total number of Nortel Networks Corporation/Nortel Networks Limited share units, or NNC/NNL share units, credited to accounts of our and NNL’s directors, in lieu of cash fees, under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan, or the DSC Plans, during the first quarter of 2008. These transactions are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

	Total Number of NNC/NNL Share Units		Price per
	Acquired under Directors’ Deferred Share		Common Share
Date of Grant	Compensation Plans		(or Unit)

March 31, 2008	72,507.6642	(1)	$6.69	(2)

(1)	NNC/NNL share units issued on the last day of the quarter under the DSC Plans. Pursuant to the DSC Plans, upon election of the director, certain fees payable to our and NNL’s directors are paid in the form of NNC/NNL share units, based upon the market price of Nortel Networks Corporation common shares on the last trading day of the quarter in accordance with the DSC Plans. On the earliest date when a director ceases to be both (i) a member of our and NNL’s boards of directors and (ii) employed by us or NNL or our subsidiaries, we and NNL will cause to be purchased on the open market, for delivery to the director, that number of Nortel Networks Corporation common shares equal to the number of NNC/NNL share units credited to the director’s account under the DSC Plans.
(2)	Represents share price for Nortel Networks Corporation common shares of CAD$6.88 as converted into U.S. Dollars using the noon rate of exchange of the Bank of Canada on March 31, 2008.

Nortel Networks Corporation Share Purchase Plan for S. 16 Executive Officers:  The following table sets forth the total number of Nortel Networks Corporation common shares purchased from us by certain of our and NNL’s executive officers under the Nortel Networks Corporation Share Purchase Plan for S. 16 Executive Officers, or the Share Purchase Plan, during the first quarter of 2008. These transactions are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. Proceeds from these sales are used for general corporate purposes.

	Total Number of Nortel Networks		Price per
	Corporation Common Shares Sold under		Common	Aggregate
Date of Sale	Share Purchase Plan		Share	Price

March 27, 2008(1)	45,859	(2)	$6.52(3)	$299,000

(1)	Date purchase price was determined pursuant to the terms of the Share Purchase Plan.
(2)	Nortel Networks Corporation common shares were issued on March 31, 2008 pursuant to the terms of the Share Purchase Plan.
(3)	In accordance with the terms of the Share Purchase Plan, the purchase price for each Nortel Networks Corporation common share was determined based on the volume weighted average trading price over the five consecutive trading days prior to and including March 27, 2008.

ITEM 6.	Exhibits

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

Exhibit
No.	Description

10.1	Nortel 2005 Stock Incentive Plan, As Amended and Restated on February 22, 2008.
10.2	Nortel Networks Limited Annual Incentive Plan (AIP) as amended on February 22, 2008 with effect from January 1, 2008.
10.3	Nortel Networks Corporation Change in Control Plan as amended and restated with effect from January 18, 2008.
10.4	Nortel U.S. Stock Purchase Plan, As Amended and Restated amended as of January 18, 2008, effective January 1, 2008 and amended and restated as of February 22, 2008.
10.5	Nortel Global Stock Purchase Plan, As Amended and Restated amended as of January 18, 2008, effective January 1, 2008 and amended and restated as of February 22, 2008.
10.6	Nortel Stock Purchase Plan for Members of the Savings and Retirement Program, As Amended on February 22, 2008.
10.7	Nortel Networks U.S. Deferred Compensation Plan, as amended by Resolutions dated January 18, 2008.
12	Computation of Ratios.
31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS CORPORATION
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ Paviter S. Binning	/s/ Paul W. Karr
Paviter S. Binning Executive Vice-President and Chief Financial Officer	Paul W. Karr Controller

Date: May 2, 2008