Form 10-Q
period 2008-09-30
NORTEL NETWORKS CORP
filed 2008-11-10
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 27, 2008.

497,496,792 shares of common stock without nominal or par value

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

i

PART I

FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

NORTEL NETWORKS CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Millions of U.S. Dollars, except per share amounts)
Revenues:
Products	$2,006	$2,378	$6,765	$6,793
Services	313	327	934	957

Total revenues	2,319	2,705	7,699	7,750

Cost of revenues:
Products	1,243	1,384	4,022	4,024
Services	168	158	493	509

Total cost of revenues	1,411	1,542	4,515	4,533

Gross profit	908	1,163	3,184	3,217

Operating expenses:
Selling, general and administrative expense	514	613	1,686	1,812
Research and development expense	377	416	1,238	1,248
Amortization of intangible assets	11	12	34	37
Special charges	50	56	205	172
Loss (gain) on sales of businesses and assets	(6)	3	(10)	(8)
Shareholder litigation settlement recovery	—	—	—	(54)
Regulatory investigation expense	—	—	—	35
Goodwill impairment (note 4)	1,142	—	1,142	—
Other operating expense (income)—net (note 3)	8	(7)	14	(29)

Total operating expenses	2,096	1,093	4,309	3,213

Operating earnings (loss)	(1,188)	70	(1,125)	4
Other income (expense)—net (note 3)	(21)	95	(19)	156
Interest and dividend income	27	61	95	176
Interest expense
Long-term debt	(78)	(102)	(225)	(278)
Other	(3)	(5)	(12)	(23)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings of associated companies	(1,263)	119	(1,286)	35
Income tax expense (note 7)	(2,129)	(50)	(2,226)	(74)

	(3,392)	69	(3,512)	(39)
Minority interests—net of tax	(21)	(43)	(154)	(76)
Equity in net earnings of associated companies—net of tax	—	1	2	2

Net earnings (loss)	$(3,413)	$27	$(3,664)	$(113)

Basic and diluted earnings (loss) per common share	$(6.85)	$0.05	$(7.36)	$(0.24)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2008	December 31, 2007
	(Millions of U.S. Dollars, except for share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,304	$3,532
Short-term investments	346	—
Restricted cash and cash equivalents	52	76
Accounts receivable—net	1,951	2,583
Inventories—net	1,722	2,002
Deferred income taxes—net	290	487
Other current assets	462	467

Total current assets	7,127	9,147

Investments	163	194
Plant and equipment—net	1,406	1,532
Goodwill	1,411	2,559
Intangible assets—net	167	213
Deferred income taxes—net	829	2,868
Other assets	506	555

Total assets	$11,609	$17,068

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Trade and other accounts payable	$1,056	$1,187
Payroll and benefit-related liabilities	541	690
Contractual liabilities	214	272
Restructuring liabilities	117	100
Other accrued liabilities (note 3)	2,869	3,825
Long-term debt due within one year	20	698

Total current liabilities	4,817	6,772

Long-term debt	4,465	3,816
Deferred income taxes—net	15	17
Other liabilities (note 3)	2,496	2,875

Total liabilities	11,793	13,480

Minority interests in subsidiary companies	883	830

Guarantees, commitments, contingencies and subsequent events (notes 11, 13, 18 and 19 respectively)

SHAREHOLDERS’ EQUITY (DEFICIT)
Common shares, without par value—Authorized shares: unlimited; Issued and outstanding shares: 497,456,640 and 437,423,006 as of September 30, 2008 and December 31, 2007, respectively	35,581	34,028
Additional paid-in capital	3,538	5,025
Accumulated deficit	(40,229)	(36,532)
Accumulated other comprehensive income	43	237

Total shareholders’ equity (deficit)	(1,067)	2,758

Total liabilities and shareholders’ equity (deficit)	$11,609	$17,068

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Millions of U.S. Dollars)
Cash flows from (used in) operating activities
Net loss	$(3,664)	$(113)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	254	231
Goodwill impairment	1,142	—
Non-cash portion of shareholder litigation settlement recovery	—	(54)
Non-cash portion of special charges	13	3
Equity in net earnings of associated companies—net of tax	(2)	(2)
Share-based compensation expense	64	86
Deferred income taxes	2,113	(8)
Pension and other accruals	85	200
Loss (gain) on sales and write downs of investments, businesses and assets—net	10	(3)
Minority interests—net of tax	154	76
Other—net	(56)	(187)
Changes in operating assets and liabilities
Other (note 3)	(591)	(464)
Global Class Action Settlement—net	—	(585)

Net cash used in operating activities	(478)	(820)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(129)	(140)
Proceeds on disposals of plant and equipment	—	89
Change in restricted cash and cash equivalents	23	575
Increase in short-term and long-term investments	(362)	—
Acquisitions of investments and businesses—net of cash acquired	(110)	(81)
Proceeds from the sales of investments and businesses and assets—net	(16)	(29)

Net cash from (used in) investing activities	(594)	414

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to minority interests	(30)	(35)
Increase in notes payable	116	47
Decrease in notes payable	(107)	(52)
Proceeds from issuance of long-term debt	668	1,150
Repayments of long-term debt	(675)	(1,125)
Debt issuance costs	(13)	(23)
Repayments of capital leases payable	(17)	(18)
Issuance of common shares	—	10

Net cash from (used in) financing activities	(58)	(46)

Effect of foreign exchange rate changes on cash and cash equivalents	(98)	88

Net increase (decrease) in cash and cash equivalents	(1,228)	(364)
Cash and cash equivalents at beginning of period	3,532	3,492

Cash and cash equivalents at end of period	$2,304	$3,128

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

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and nine months ended September 30, 2008 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC and Canadian securities regulatory authorities (the “2007 Annual Report”).

Comparative figures

Certain 2007 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to Nortel’s current presentation, as set out in notes 3 and 5.

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

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Nortel does not currently expect the adoption of the deferred portion of SFAS 157 to have a material impact on its results of operations and financial condition, but will continue to assess the impact as the guidance evolves.

(ii)	In September 2007, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-1, “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. Nortel plans to adopt the provisions of EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(iii)	In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), replacing SFAS No. 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests and goodwill acquired on the acquisition of a business. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Nortel plans to adopt the provisions of SFAS 141R on January 1, 2009. The adoption of SFAS 141R will impact the accounting for business combinations completed by Nortel on or after January 1, 2009.

(iv)	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Nortel plans to adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will result in the reclassification of minority interests to shareholders’ equity. Nortel is currently assessing any further impacts of SFAS 160 on its results of operations and financial condition.

(v)	In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Nortel plans to adopt the provisions of SFAS 161 on January 1, 2009. Nortel is currently assessing the impact, if any, of the adoption of SFAS 161 on its consolidated financial statement disclosures.

(vi)	In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. Nortel plans to adopt the provisions of FSP SFAS 142-3 on January 1, 2009. Nortel is currently assessing the impact, if any, of the adoption of FSP SFAS 142-3 on its results of operations and financial condition.

(vii)

In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. Nortel plans to adopt the provisions of EITF 07-5 on January 1, 2009. Nortel is currently assessing the impact of the adoption of EITF 07-5, if any, on its results of operations and financial condition.

(viii)	In September 2008, the FASB issued FSP 133-1 and FASB Interpretation Number (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. They also clarify that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. Nortel’s adoption of these standards will not have a material impact on its consolidated financial statements disclosures.

(ix)	In September 2008, the EITF ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. Nortel is currently assessing the impact of EITF 08-5 on its result of operations and financial condition.

2.	Accounting changes

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For Nortel, SFAS 159 was effective as of January 1, 2008. Nortel has elected not to apply the fair value option to any of its eligible financial instruments and other items.

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

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market by demonstrating how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which the condensed consolidated financial statements had not been issued. Nortel has adopted the provisions of SFAS 157-3 effective September 30, 2008. See note 12 for Nortel’s fair value information.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). Effective for fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multi- employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Nortel adopted these requirements in fiscal 2006.

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

For additional information on Nortel’s pension and post-retirement plans, see note 8.

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

Condensed consolidated statements of operations

Other operating expense (income)—net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007(a)	2008	2007(a)
Royalty license income—net	$(9)	$(6)	$(25)	$(20)
Litigation charges (recovery)—net	—	—	11	(8)
Other—net	17	(1)	28	(1)

Other operating expense (income)—net	$8	$(7)	$14	$(29)

(a)	Includes items that were previously reported as non-operating and that have been reclassified from “Other income—net” to conform to current presentation.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Other income (expense)—net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss on sale and write downs of investments	$(4)	$—	$(6)	$(5)
Currency exchange gains (losses)—net	(7)	67	8	136
Other—net	(10)	28	(21)	25

Other income (expense)—net	$(21)	$95	$(19)	$156

Hedge ineffectiveness related to designated hedging relationships that were accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, had no material impact on the net loss for the three and nine months ended September 30, 2008 or 2007, and is reported within Other income (expense)—net in the condensed consolidated statements of operations.

Condensed consolidated balance sheets

Short-term investments:

Short-term investments as of September 30, 2008 consist of an investment having an original cost of $362 in a money market fund that was previously classified as cash and cash equivalents. Due to the current financial market conditions which resulted in the suspension of trading in the fund’s securities, an impairment of $10 was recorded to reflect the decline in the net asset value of the fund, and the balance has been re-classified as a short-term investment. Additionally, another $6 of this investment has been classified to long-term investments given the market uncertainties involving the expected period of redemption. See note 12 for further information on fair value of the investment and note 19 for a subsequent event related to the investment.

Accounts receivable—net:

	September 30, 2008	December 31, 2007
Trade receivables	$1,655	$2,277
Notes receivable	3	12
Contracts in process	336	356

	1,994	2,645
Less: provisions for doubtful accounts	(43)	(62)

Accounts receivable—net	$1,951	$2,583

Inventories—net:

	September 30, 2008	December 31, 2007
Raw materials	$363	$610
Work in process	11	10
Finished goods	862	800
Deferred costs	1,312	1,698

	2,548	3,118
Less: provision for inventories	(663)	(907)

Inventories—net	1,885	2,211
Less: long-term deferred costs(a)	(163)	(209)

Inventories—net	$1,722	$2,002

(a)	Long-term portion of deferred costs is included in other assets.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Other current assets:

	September 30, 2008	December 31, 2007
Prepaid expenses	$118	$152
Income taxes recoverable	81	77
Current investments	8	15
Other	255	223

Other current assets	$462	$467

Investments:

Investments include $83 and $101 as of September 30, 2008 and December 31, 2007, respectively, related to long-term investment assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel. In prior years, Nortel classified its auction rate securities as current assets. However, due to current financial market conditions, these investments have been reclassified as long-term investments. During the current year, Nortel reclassified $28 in auction rate securities as long-term investments, which after partial redemptions throughout the period has been reduced to $19 as of September 30, 2008. See note 12 for more information.

Plant and equipment—net:

	September 30, 2008	December 31, 2007
Cost:
Land	$37	$38
Buildings	1,097	1,137
Machinery and equipment	1,991	2,176
Assets under capital lease	196	215
Sale lease-back assets	95	97

	3,416	3,663

Less accumulated depreciation:
Buildings	(411)	(395)
Machinery and equipment	(1,478)	(1,608)
Assets under capital lease	(99)	(107)
Sale lease-back assets	(22)	(21)

	(2,010)	(2,131)

Plant and equipment—net(a)	$1,406	$1,532

(a)	Includes assets held for sale with a carrying value of $64 and nil as of September 30, 2008 and December 31, 2007, respectively, related to owned facilities that are being actively marketed for sale.

Intangible assets—net:

	September 30, 2008	December 31, 2007
Cost	$311	$338
Less: accumulated amortization	(144)	(125)

Intangible assets—net	$167	$213

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Other assets:

	September 30, 2008	December 31, 2007
Long-term deferred costs	$163	$209
Long-term inventories	25	27
Debt issuance costs	64	62
Derivative assets	71	77
Financial assets	49	62
Other	134	118

Other assets	$506	$555

Other accrued liabilities:

	September 30, 2008	December 31, 2007
Outsourcing and selling, general and administrative related provisions	$241	$306
Customer deposits	25	52
Product-related provisions	89	126
Warranty provisions (note 11)	198	214
Deferred revenue	1,239	1,219
Advance billings in excess of revenues recognized to date on contracts(a)	786	1,490
Miscellaneous taxes	37	32
Income taxes payable	80	96
Deferred income taxes	19	15
Tax uncertainties (note 7)	20	21
Interest payable	69	91
Other	66	163

Other accrued liabilities	$2,869	$3,825

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	September 30, 2008	December 31, 2007
Pension benefit liabilities	$903	$1,109
Post-employment and post-retirement benefit liabilities	860	893
Restructuring liabilities (note 6)	162	180
Deferred revenue	292	400
Tax uncertainties (note 7)	77	71
Derivative liabilities	36	33
Other long-term provisions	166	189

Other liabilities	$2,496	$2,875

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Condensed consolidated statements of cash flows

Change in operating assets and liabilities excluding Global Class Action Settlement (as defined in note 18)—net:

	Nine Months Ended September 30,
	2008	2007
Accounts receivable—net	$632	$247
Inventories—net	(94)	(60)
Deferred costs	386	104
Income taxes	—	2
Accounts payable	(137)	(48)
Payroll, accrued and contractual liabilities	(435)	(532)
Deferred revenue	(64)	(181)
Advance billings in excess of revenues recognized to date on contracts	(704)	109
Restructuring liabilities	21	23
Other	(196)	(128)

Change in operating assets and liabilities—excluding Global Class Action Settlement—net	$(591)	$(464)

Acquisitions of investments and businesses—net of cash acquired:

	Nine Months Ended September 30,
	2008	2007
Cash acquired	$(2)	$—
Total net assets acquired other than cash	(110)	(81)

Total purchase price	(112)	(81)
Less:
Cash acquired	2	—

Acquisitions of investments and businesses—net of cash acquired	$(110)	$(81)

Interest and taxes paid:

	Nine Months Ended September 30,
	2008	2007
Cash interest paid	$265	$328
Cash taxes paid	$96	$77

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

4.	Goodwill

The following table outlines goodwill by reportable segment:

	Enterprise Solutions	Carrier Networks	Metro Ethernet Networks	Global Services	Other	Total
Balance—as of December 31, 2007	$484	$152	$660	$1,092	$171	$2,559
Change:
Additions	—	—	—	—	—	—
Disposals	—	—	—	—	—	—
Foreign exchange	(1)	(1)	(2)	(4)	—	(8)
Other	—	—	1	1	—	2
Impairment	(483)	—	(659)	—	—	(1,142)

Balance—as of September 30, 2008	$—	$151	$—	$1,089	$171	$1,411

Goodwill Impairment Testing Policy

Nortel tests goodwill for possible impairment on an annual basis as of October 1 of each year and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Circumstances that could trigger an impairment test between annual tests include, but are not limited to:

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

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on a fair value measure. Nortel determines the fair value of its reporting units using an income approach; specifically, based on discounted cash flows (“DCF Model”). A market approach is used as a reasonableness test, but not given any weighting in the final determination of fair value. These approaches involve significant management judgment and as a result are subject to change.

If the carrying amount of the reporting unit exceeds its fair value, step two requires the fair value of the reporting unit be allocated to the underlying assets and liabilities of that reporting unit, whether or not previously recognized, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The fair value of each reporting unit is determined using discounted cash flows. A multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of each reporting unit is calculated and compared to market participants to corroborate the results of the calculated fair value (“EBITDA Multiple Model”). Nortel also reconciles the sum of the calculated fair values to its enterprise value, being market capitalization plus the estimated value of debt based on interest rates that would be applicable to purchasers (“Market Participants”), adjusted for other items as appropriate under U.S. GAAP. Such valuations involve significant assumptions regarding future operating performance. The following are the significant assumptions involved in each approach:

•

DCF Model: assumptions regarding revenue growth rates, gross margin percentages, projected working capital needs, selling, general and administrative (“SG&A”) expense, research and development (“R&D”) expense, capital expenditures, discount rates and terminal growth rates. To determine fair value, Nortel discounts the expected cash flows of each reporting unit. The discount rate Nortel uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Nortel uses a terminal value approach. Under this approach, Nortel uses the estimated cash flows in the final year of its models and applies a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. Nortel incorporates the present value of the resulting terminal value into its estimate of fair value.

•	EBITDA Multiple Model: estimates of EBITDA growth and the selection of comparable companies to determine an appropriate multiple.

Interim Goodwill Assessment

At September 30, 2008, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, Nortel concluded that events had occurred and circumstances had changed that required it to perform an interim period goodwill impairment test for its Enterprise Services (“ES”), Carrier Networks (“CN”), Metro Ethernet Services (“MEN”) and Global Services (“GS”) reporting units. In September 2008, in response to significant pressure resulting from the expanding economic downturn and the unfavorable impact of foreign exchange fluctuations, Nortel announced a revised full year 2008 outlook and estimated revenues to decline between two and four percent compared to 2007. Furthermore, during the quarter ended September 30, 2008, Nortel experienced a material decline in its market capitalization due primarily to the continued challenging market conditions, particularly in the U.S. The average closing price of Nortel Networks Corporation common shares (“NNC common shares”) on the New York Stock Exchange (“NYSE”) in the third quarter of 2008 was $5.77 compared to an average of $8.21 in the second quarter of 2008, a decline of approximately 30% and at September 30, 2008, Nortel’s market capitalization was less than its book value.

As part of its interim goodwill impairment test, Nortel updated its forecasted cash flows for each of its reporting units. This update considered current economic conditions and trends, estimated future operating results, Nortel’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond Nortel’s control could have a positive or negative impact on achieving its targets.

The results from step one of the two-step goodwill impairment test of each reporting unit indicated that the estimated fair values of the MEN and ES reporting units were less than the respective carrying values of their net assets and as such Nortel performed step two of the impairment test for these reporting units.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

In step two of the impairment test, Nortel estimated the implied fair value of the goodwill of each of these reporting units and compared it to the carrying value of the goodwill for each of the MEN and ES reporting units. Specifically, Nortel allocated the fair value of the MEN and ES reporting units as determined in the first step to their respective recognized and unrecognized net assets, including allocations to identified intangible assets. The allocations of fair values of the MEN and ES reporting units also require Nortel to make significant estimates and assumptions, including those in determining the fair values of the identified intangible assets. Such intangible assets had fair values substantially in excess of current book values. The resulting implied goodwill for each of these reporting units was nil; accordingly Nortel reduced the goodwill recorded prior to the assessment by $1,142 to write down the goodwill related to MEN and ES to the implied goodwill amount as of September 30, 2008. The $1,142 goodwill impairment charge is Nortel’s best estimate of the goodwill charge as of September 30, 2008. Any adjustments to the estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the quarter and year ending December 31, 2008. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly Nortel did not adjust the net book value of the assets and liabilities on its condensed consolidated balance sheet other than goodwill as a result of this process.

No impairment losses related to Nortel’s goodwill were recorded during the three and nine months ended September 30, 2007.

Related Analyses

In conjunction with Nortel’s assessment of goodwill for impairment, Nortel re-assessed the remaining useful lives of its long-lived assets and concluded they were appropriate. In addition, prior to the goodwill analysis discussed above, Nortel performed a recoverability test of the long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Nortel included cash flow projections from operations along with cash flows associated with the eventual disposition of the long-lived assets, where appropriate. The undiscounted future cash flows of the long-lived assets exceeded their net book value and, as a result, no impairment charge was recorded.

5.	Segment information

Segment descriptions

Nortel’s operations are organized around four reportable segments consisting of CN, ES, GS and MEN. The segments are described below.

•

CN provides mobility networking solutions using (i) Code Division Multiple Access (“CDMA”), Global System for Mobile Communication (“GSM”) and Universal Mobile Telecommunication System (“UMTS”) radio access technologies and fixed and mobile networking solutions using Worldwide Interoperability for Microwave Access (“WiMAX”) radio access technology; and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end users to be mobile while they send and receive voice and data communications using wireless devices such as cellular telephones, personal digital assistants, laptops and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end user to be connected and identified when not in a fixed location and to roam globally. In addition, Nortel’s carrier circuit and packet voice solutions provide a broad range of voice solutions to its service provider customers for business and residential subscribers, traditional, full featured voice services as well as internet-based voice and multimedia communications services using either circuit or packet-based switching technologies. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers. Increasingly, CN addresses customers who want to provide services across both wireless as well as wired devices.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

•

ES provides Unified Communications (“UC”) solutions to enterprise customers using: (i) Business Optimized Communications; and (ii) Business Optimized Networking. Business Optimized Communications is comprised of enterprise circuit and packet voice solutions, software solutions for multi-media messaging, conferencing and contact centers and Service Oriented Architecture based communications enabled applications. Business Optimized Networking solutions are inclusive of data networking, wireless LAN, data centers and security. Nortel’s UC solutions transform an enterprise’s existing communications to deliver a unified, real time, multi-media experience including voice, video, email and instant messaging. Nortel’s ES customers consist of a broad range of enterprises around the world, including large businesses at their headquarters, data centers, call centers and branch offices, small and medium-size businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•

GS provides a broad range of services to address the requirements of Nortel’s carrier and enterprise customers throughout the entire lifecycle of their networks. The GS portfolio is organized into four main service product groups: (i) network implementation services, including network integration, planning, installation, optimization and security services; (ii) network support services, including technical support, hardware maintenance, equipment spares logistics and on-site engineers; (iii) network managed services, including services related to the monitoring and management of customer networks and providing a range of network managed services/hosted solutions options; and (iv) network application services, including applications development, integration and communications-enabled application solutions. Nortel’s GS market mirrors that of its carrier and enterprise markets along with a broad range of customers in all geographic regions where Nortel conducts business, including wireline and wireless carriers, cable operators, small and medium-size businesses, large global enterprises and all levels of government.

•

MEN combines Nortel’s optical networking solutions and the carrier portion of its data networking solutions to transform its carrier and large enterprise customers’ networks to be more scalable and reliable for the high speed delivery of diverse multi-media communications services. By combining Nortel’s optical expertise and data knowledge, Nortel creates carrier Ethernet solutions that help service providers and enterprises better manage increasing bandwidth demands. Nortel differentiates its MEN solutions by using technology innovations such as Provider Backbone Bridges, Provider Backbone Transport and 40G Dual Polarization Quadrature Phase Shift Keying to deliver increased network capacity at lower cost per bit and with a simpler operations paradigm. Both metropolitan, or metro, and long-haul networks are key focus areas as bandwidth demands are increasing as a result of the growth of network-based broadcast and on-demand video delivery, wireless “backhaul” for a variety of data services including video, as well as traditional business, internet and private line and voice services.

•

Other miscellaneous business activities and corporate functions, including the operating results of Nortel Government Solutions Incorporated, do not meet the quantitative criteria to be disclosed separately as reportable segments and have been reported in “Other”. Costs associated with shared services, such as general corporate functions, that are managed on a common basis are allocated to Nortel’s reportable segments based on usage determined generally by headcount. A portion of other general and miscellaneous corporate costs and expenses are allocated based on a fixed charge established annually. Costs not allocated to the reportable segments include employee share-based compensation, differences between actual and budgeted employee benefit costs, interest attributable to Nortel’s long-term debt and other non-operational activities, and are included in “Other”.

Nortel’s president and chief executive officer (the “CEO”) has been identified as the Chief Operating Decision Maker in assessing segment performance and in deciding how to allocate resources to the segments. The primary

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

financial measure used by the CEO in assessing performance and allocating resources to the segments is Management Operating Margin (“Management OM”). Management OM was previously referred to in Nortel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC and Canadian securities regulatory authorities, as Operating Margin. Management OM is defined by Nortel as follows: total revenues less total cost of revenues, SG&A and R&D expense. Previously, the CEO used management earnings (loss) before income taxes (“Management EBT”). Management EBT was a measure that included total revenues, total cost of revenues, SG&A and R&D expense, interest expense, other operating expense (income)—net, other income (expense)—net, and minority interests—net of tax and equity in net earnings (loss) of associated companies—net of tax. Comparative information from the periods prior to March 31, 2008 has been restated to conform to the current presentation as a result of the new primary financial measure used by the CEO. The accounting policies of the reportable segments are the same as those applied to the condensed consolidated financial statements. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Segments

The following tables set forth information by segment for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Carrier Networks	$822	$1,080	$3,078	$3,147
Enterprise Solutions	616	671	1,867	1,858
Global Services	507	540	1,559	1,482
Metro Ethernet Networks	317	360	1,022	1,096

Total reportable segments	2,262	2,651	7,526	7,583
Other	57	54	173	167

Total revenues	$2,319	$2,705	$7,699	$7,750

Management Operating Margin
Carrier Networks	$80	$169	$523	$498
Enterprise Solutions	(5)	11	(50)	(7)
Global Services	59	105	214	255
Metro Ethernet Networks	(18)	2	(26)	(8)

Total reportable segments	116	287	661	738
Other	(99)	(153)	(401)	(581)

Total Management Operating Margin	17	134	260	157
Amortization of intangible assets	11	12	34	37
Special charges	50	56	205	172
Loss (gain) on sales of businesses and assets	(6)	3	(10)	(8)
Shareholder litigation settlement recovery	—	—	—	(54)
Regulatory investigation expense	—	—	—	35
Goodwill impairment	1,142	—	1,142	—
Other operating expense (income)—net	8	(7)	14	(29)

Operating earnings (loss)	(1,188)	70	(1,125)	4
Other income (expense)—net	(21)	95	(19)	156
Interest and dividend income	27	61	95	176
Interest expense	(81)	(107)	(237)	(301)
Income tax expense	(2,129)	(50)	(2,226)	(74)
Minority interests—net of tax	(21)	(43)	(154)	(76)
Equity in net earnings of associated companies—net of tax	—	1	2	2

Net earnings (loss)	$(3,413)	$27	$(3,664)	$(113)

Nortel had no customer that generated more than 10% of total consolidated revenues for the three months ended September 30, 2008 although one customer generated revenues of approximately $790 or 10% of total consolidated revenues for the nine months ended September 30, 2008. The revenues were generated throughout all of Nortel’s reportable segments. For the three and nine months ended September 30, 2007, Nortel had one customer that generated revenues of approximately $275 and $854 or 10% and 11%, respectively, of total consolidated revenues.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

6.	Special charges

On February 27, 2008, as part of its further efforts to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that included net workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations, resulting in gross workforce reductions of approximately 3,100. Subsequently, expected workforce reductions were reduced by 370 as a result of changes in organizational strategy resulting in revised gross workforce reductions of approximately 2,700. Further, as a result of decreased R&D spending and continued cost reduction initiatives, Nortel revised the estimated number of lower-cost location hires to approximately 500. As a result of these adjustments, net workforce reductions are expected to be approximately 2,200. The reductions will occur through both voluntary attrition and involuntary terminations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and further consolidating real estate requirements. Collectively, these efforts are referred to as the “2008 Restructuring Plan”. Nortel originally expected total charges to earnings and cash outlays related to workforce reductions to be approximately $205. Nortel now expects charges to earnings and cash outlays for workforce reductions to be approximately $185 as a result of higher than expected attrition and redeployment and reduced workforce reductions which amount is expected to be substantially incurred over fiscal 2008 and 2009. Nortel originally expected total charges to earnings related to the consolidation of real estate to be approximately $70, including approximately $25 related to fixed asset writedowns, to be incurred over fiscal 2008 and 2009, and cash outlays of approximately $45 to be incurred through 2024. Nortel now expects total charges to earnings related to the consolidation of real estate to be approximately $60, including a revised amount of approximately $15 related to fixed asset writedowns, to be substantially incurred over fiscal 2008 and 2009. Related cash outlays are expected to remain unchanged. Approximately $130 of the total charges relating to the 2008 Restructuring Plan have been incurred during the nine months ended September 30, 2008. Approximately 70% of the total restructuring expense related to the 2008 Restructuring Plan is expected to be incurred by the end of 2008.

During the first quarter of 2007, as part of its continuing efforts to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that included net workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations, resulting in gross workforce reductions of approximately 3,900. During the year ended December 31, 2007, approximately 150 additional reductions were identified and incorporated into the plan with associated costs of approximately $15 and a revision of approximately 300 fewer position reductions with associated costs of approximately $18 was made as a result of a change in strategy regarding shared services. During the current quarter, workforce reductions were further reduced by approximately 200 as a result of changes in organizational strategy. As a result, Nortel currently expects the gross workforce reductions to be approximately 3,550. Further, as a result of decreased R&D spending and continued cost reduction initiatives, Nortel revised the estimated number of higher to lower-cost location hires to approximately 400. As a result of these further adjustments, net workforce reductions are now expected to be approximately 3,150. The reductions will occur through both voluntary attrition and involuntary terminations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements. Collectively, these efforts are referred to as the “2007 Restructuring Plan”. Nortel originally expected total charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $340 and $320, respectively, and expected that workforce reductions and shifting of positions would account for $260 of the estimated expense, and $80 would relate to real estate consolidations. As of September 30, 2008, Nortel expects total charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $280 and $260, respectively. Nortel now expects that workforce reductions and shifting of positions will account for $200 of the estimated expense as a result of the reduced workforce reductions, and $80 will relate to real estate consolidation. The workforce reductions are expected to be completed by the end of 2008

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

and the charges for ongoing lease costs are to be incurred by the end of 2009 with the related cash outlay to be incurred by the end of 2024. Approximately $238 of the total charges relating to the 2007 Restructuring Plan have been incurred as of September 30, 2008.

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

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

During the nine months ended September 30, 2008, Nortel continued to implement these restructuring plans. Special charges were as follows:

					Special charges
	Workforce reduction	Contract settlement and lease costs	Plant and equipment write downs	Total	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
2008 Restructuring Plan
Provision balance as of December 31, 2007	$—	$—	$—	$—
Other special charges	118	6	8	132	$26	$132
Revisions to prior accruals	(4)	2	—	(2)	1	(2)
Cash drawdowns	(50)	(3)	—	(53)
Non-cash drawdowns	—	—	(8)	(8)
Foreign exchange and other adjustments	(3)	(1)	—	(4)

Provision balance as of September 30, 2008	$61	$4	$—	$65

2007 Restructuring Plan
Provision balance as of December 31, 2007	$43	$25	$—	$68
Other special charges	44	15	2	61	$16	$61
Revisions to prior accruals	(1)	7	—	6	3	6
Cash drawdowns	(61)	(15)	—	(76)
Non-cash drawdowns	(1)	(3)	(2)	(6)
Foreign exchange and other adjustments	(1)	—	—	(1)

Provision balance as of September 30, 2008	$23	$29	$—	$52

2006 Restructuring Plan
Provision balance as of December 31, 2007	$8	$—	$—	$8
Other special charges	—	—	—	—	$—	$—
Revisions to prior accruals	(1)	—	—	(1)	—	(1)
Cash drawdowns	(7)	—	—	(7)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of September 30, 2008	$—	$—	$—	$—

2004 Restructuring Plan
Provision balance as of December 31, 2007	$—	$51	$—	$51
Other special charges	—	1	—	1	$—	$1
Revisions to prior accruals	—	7	—	7	3	7
Cash drawdowns	—	(11)	—	(11)
Non-cash drawdowns	—	(1)	—	(1)
Foreign exchange and other adjustments	—	(3)	—	(3)

Provision balance as of September 30, 2008	$—	$44	$—	$44

2001 Restructuring Plan
Provision balance as of December 31, 2007	$—	$153	$—	$153
Other special charges	—	—	—	—	$—	$—
Revisions to prior accruals	—	1	—	1	1	1
Cash drawdowns	—	(25)	—	(25)
Non-cash drawdowns	—	(6)	—	(6)
Foreign exchange and other adjustments	—	(5)	—	(5)

Provision balance as of September 30, 2008	$—	$118	$—	$118

Total provision balance as of September 30, 2008(a)	$84	$195	$—	$279

Total special charges					$50	$205

(a)	As of September 30, 2008 and December 31, 2007, the short-term provision balances were $117 and $100, respectively, and the long-term provision balances were $162 and $180, respectively.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

2008 Restructuring Plan

Three and nine months ended September 30, 2008

For the three and nine months ended September 30, 2008, Nortel recorded special charges of $25 and $114, respectively, related to severance and benefit costs associated with an involuntary workforce reduction of approximately 1,350 employees, of which approximately 400 and 1,000 were notified of termination during the three and nine months ended September 30, 2008, respectively. The workforce reduction was primarily in the U.S. and Canada and extended across all of Nortel’s segments, with the majority of the reductions occurring in the ES and CN business segments.

2007 Restructuring Plan

Three and nine months ended September 30, 2008

For the three and nine months ended September 30, 2008, Nortel recorded special charges of $13 and $43, respectively, related to severance and benefit costs with respect to the 2007 Restructuring Plan. The involuntary workforce reduction to date has been approximately 1,950 employees, of which approximately 190 and 600 were notified of termination during the three and nine months ended September 30, 2008, respectively. This portion of the workforce reduction was primarily in the U.S. and Canada, with other reductions being incurred in Europe, the Middle East and Africa (“EMEA”). Nortel recorded contract settlement and lease costs of $4 and $22 including revisions of $3 and $7 during the three and nine months ended September 30, 2008, respectively. Cash expenditures related to contract settlement and lease costs of $5 and $15 were incurred during the three and nine months ended September 30, 2008, respectively. For the 2007 Restructuring Plan, the remaining contract settlement and lease costs provision, which is net of approximately $37 in estimated sublease income, is expected to be substantially drawn down by the end of 2016. To date Nortel has incurred approximately 85% of the total restructuring expense related to the 2007 Restructuring Plan.

2006 Restructuring Plan

Three and nine months ended September 30, 2008

Nortel incurred total cash costs related to the 2006 Restructuring Plan of approximately nil and $7 during the three and nine months ended September 30, 2008, respectively. The provision balance for the 2006 Restructuring Plan was drawn down to nil during the nine months ended September 30, 2008.

2004 Restructuring Plan

Three and nine months ended September 30, 2008

The provision balance for contract settlement and lease costs remaining for the 2004 Restructuring Plan was drawn down by cash payments of $4 and $11 during the three and nine months ended September 30, 2008, respectively. The remaining 2004 Restructuring Plan provision, which is net of approximately $34 in estimated sublease income, is expected to be substantially drawn down by the end of 2016.

2001 Restructuring Plan

Three and nine months ended September 30, 2008

The provision balance for contract settlement and lease costs was drawn down by cash payments of $9 and $25 during the three and nine months ended September 30, 2008, respectively. The remaining provision, net of

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

approximately $123 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Segments

The following table summarizes the total special charges incurred for each of Nortel’s restructuring plans by segment during the following periods:

	Enterprise Solutions	Carrier Networks	Metro Ethernet Networks	Global Services	Total
2008 Restructuring Plan	$7	$12	$4	$4	$27
2007 Restructuring Plan	2	15	1	1	19
2006 Restructuring Plan	—	—	—	—	—
2004 Restructuring Plan	1	1	1	—	3
2001 Restructuring Plan	—	1	—	—	1

Total special charges for the three months ended September 30, 2008	$10	$29	$6	$5	$50

2008 Restructuring Plan	$44	$47	$19	$20	$130
2007 Restructuring Plan	6	49	10	2	67
2006 Restructuring Plan	—	(1)	—	—	(1)
2004 Restructuring Plan	2	3	2	1	8
2001 Restructuring Plan	—	1	—	—	1

Total special charges for the nine months ended September 30, 2008	$52	$99	$31	$23	$205

2007 Restructuring Plan	$5	$20	$4	$7	$36
2006 Restructuring Plan	2	3	1	7	13
2004 Restructuring Plan	1	2	—	—	3
2001 Restructuring Plan	1	3	—	—	4

Total special charges for the three months ended September 30, 2007	$9	$28	$5	$14	$56

2007 Restructuring Plan	$22	$86	$24	$12	$144
2006 Restructuring Plan	3	6	2	7	18
2004 Restructuring Plan	2	3	—	—	5
2001 Restructuring Plan	1	4	—	—	5

Total special charges for the nine months ended September 30, 2007	$28	$99	$26	$19	$172

As described in note 5, Management OM by segment does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above, based generally on headcount, SG&A allocations and revenue streams. Prior to 2008, Nortel allocated these costs only based on headcount and revenue streams.

7.	Income taxes

During the nine months ended September 30, 2008, Nortel recorded a tax expense of $2,226 on loss from operations before income taxes, minority interests and equity in net earnings of associated companies of $1,286.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Included in the loss from operations before income taxes is an impairment related to goodwill in the amount of $1,142 that impacted Nortel’s effective tax rate for the three and nine months ended September 30, 2008. The tax expense of $2,226 is largely comprised of several significant items, including $1,103 relating to the establishment of a full valuation allowance against Nortel’s net deferred tax asset in Canada, and $816 and $150 relating to increases in the valuation allowance against the deferred tax assets in the U.S. and the United Kingdom (“U.K.”), respectively. Also included in income tax expense is $103 of income taxes on profitable entities in Asia and Europe that includes a $6 valuation allowance release in Germany based on earnings, $34 of income taxes resulting from revisions to prior year tax estimates, $20 from increases in uncertain tax positions and other taxes of $22, primarily related to taxes on preferred share dividends in Canada. This tax expense was partially offset by a $22 benefit derived from various tax credits and R&D-related incentives.

During the third quarter of 2008, the expanding global economic downturn has had a negative effect on, and created uncertainty around our near-term modeled forecasts of taxable income. While Nortel’s mid- to long-term financial outlook remains positive, significant uncertainty about the global economy during the third quarter of 2008 led Nortel to revise downward its near-term modeled forecasts. To realize the deferred tax assets in its significant tax jurisdictions, these revisions resulted in a need to rely on an increased proportion of future taxable income generated by later years and an extended forecasting period, to a greater extent in Canada and to a lesser extent in the U.S. and the U.K. However, by their nature, modeled forecasted results become less objective and verifiable the further away they are from the current year. Accordingly, Nortel decided that it needed to shorten the timeframe on which it relies for these modeled forecasts and increased its valuation allowance by $2,069 as of September 30, 2008, as it no longer believes that it can meet the criteria to conclude that the related tax benefit is more likely than not to be realized.

During the nine months ended September 30, 2007, Nortel recorded a tax expense of $74 on earnings from operations before income taxes, minority interests and equity in net earnings of associated companies of $35. The tax expense of $74 is largely comprised of $67 of income taxes on profitable entities in Asia and Europe, including a reduction of Nortel’s deferred tax assets in EMEA, $33 of income taxes relating to tax rate reductions enacted during the first nine months of 2007 in EMEA and Asia, and other taxes of $12 primarily related to tax on preferred share dividends in Canada. This tax expense was partially offset by a $22 benefit derived from various tax credits, primarily R&D-related incentives, and a $14 benefit in EMEA as a result of transfer pricing adjustments.

As of September 30, 2008, Nortel’s net deferred tax assets were $1,085 resulting from net operating loss carryforwards, tax credit carryforwards and temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities.

In accordance with the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”), Nortel recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Nortel adopted FIN 48 effective January 1, 2007.

Based on the application of the provisions of FIN 48, Nortel had approximately $1,743 and $1,329 of total gross unrecognized tax benefits as of September 30, 2008 and December 31, 2007 respectively. As of September 30, 2008, of the total gross unrecognized tax benefits, $61 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized. The net change of $414 since December 31, 2007 consists of an increase of $39 for new uncertain tax positions arising in 2008, an

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

increase of $445 arising from uncertain tax positions taken during prior periods, offset by a decrease of $2 resulting from settlements of uncertain tax positions and a decrease of $68 resulting from changes to the measurement of existing uncertain tax positions for changes to foreign exchange rates and other measurement criteria.

Included in the $445 of uncertain tax positions taken during prior periods is an increase of $346 to reflect a decrease in the deferred tax assets in the U.S. for adjustments related to transfer pricing in the 2001 to 2005 taxation years and an increase of $76 related to transfer pricing adjustments in the 2006 and 2007 taxation years, mainly in the U.S., U.K. and France. This is offset by a decrease of $8 related to the reduction of an uncertain tax position in Colombia which has favorably impacted the effective tax rate for 2008.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the first nine months ended September 30, 2008, Nortel recognized approximately $13 in interest, penalties and foreign exchange translation, partially offset by a decrease of $9 resulting from the decrease in the uncertain tax position in Colombia. Nortel had accrued approximately $36 and $32 for the payment of interest and penalties as of September 30, 2008 and December 31, 2007, respectively.

Nortel believes it is reasonably possible that $653 of its gross unrecognized tax benefit will decrease during the twelve months ending September 30, 2009 with such amount attributable to possible decreases of $548 from the potential resolution of Nortel’s ongoing Advance Pricing Arrangements (“APA”) negotiations, $84 will result from including unrecognized tax benefits on amended income tax returns, and $21 will result from the potential settlement of audit exposures in South America, Asia and Europe. If achieved, it is anticipated that $19 of these potential decreases in unrecognized tax benefits would impact Nortel’s effective tax rate.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the U.S., France, Australia, Germany and Brazil. In addition, Nortel has ongoing audits in other smaller jurisdictions including, but not limited to, Italy, Poland, Colombia and India. Nortel’s 2000 through 2007 tax years remain open in most of these jurisdictions primarily as a result of ongoing negotiations regarding APAs affecting these periods.

Nortel regularly assesses the status of tax examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the aggregate amount of $78 for the taxation years 1999 and 2000. In addition, the tax authorities in France issued assessments in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,327, additional income tax liabilities of $52 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $106 plus applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and has entered into Mutual Agreement Procedures (“MAP”) with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. Nortel believes that it has adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

Nortel had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with its inter-company transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities in the U.S., Canada and the U.K. that applied to the taxation years 2001 through 2005. The APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangement. In September 2008, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

paper regarding the 2001-2005 APA under negotiation. The proposal suggests a material reallocation of losses from the U.S. to Canada. Nortel has not received any indication from the U.S. tax authorities on their views of the supplemental position. Nortel continues to monitor the progress of these negotiations; however, it is not a party to the government-to-government negotiations. It is possible that the ultimate resolution to the negotiations could be a further reallocation of losses from the U.S. to Canada. Nortel has applied the transfer pricing methodology proposed in the APA requests to the parties subject to the transfer pricing methodology in preparing its tax returns and accounts from 2001 through 2005. The parties are the U.S., Canada, U.K., France, Ireland and Australia.

The ultimate outcome of the APA is uncertain and ultimate reallocation of losses as they relate to the APA negotiations cannot be determined at this time. There could be a further material shift in historical earnings between the above mentioned parties, particularly the U.S. and Canada. If this matter is resolved unfavorably, it could have a material adverse effect on Nortel’s consolidated financial position, results of operations or cash flows. However, Nortel believes it is more likely than not that the ultimate resolution of these negotiations will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Nortel is in the process of negotiating new bilateral APA requests for tax years 2007 through at least 2010, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those under negotiation for 2001 through 2005. While preparing the new bilateral APA request, Nortel made some adjustments to the economics of the transfer pricing methodology (“TPM”). The tax filings for 2006 will be amended to reflect the adjustments to the new TPM and, with the exception of Nortel Networks Limited (“NNL”), the tax filings for 2007 will include the adjustments to the TPM. The adjustments resulted in decreases to deferred tax assets in the U.K. of $4 and $4 for 2006 and 2007, respectively. In other jurisdictions, changes resulting from adjustments to the new TPM impacted the level of deferred tax assets with an offset to valuation allowance and no impact to tax expense.

8.	Employee benefit plans

Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans.

Nortel has multiple capital accumulation and retirement programs including: defined contribution and investment programs available to substantially all of its North American employees; the flexible benefits plan, which includes a group personal pension plan, available to substantially all of its employees in the U.K.; and traditional defined benefit programs that are closed to new entrants. Although these programs represent Nortel’s major retirement programs and may be available to employees in combination and/or as options within a program, Nortel also has smaller pension plan arrangements in other countries.

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

Nortel’s policy is to fund defined benefit pension and other post-retirement and post-employment benefits based on accepted actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Pension and other post-retirement and post-employment benefit costs reflected in the condensed consolidated statements of operations are based on the

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

projected benefit method of valuation. A measurement date of September 30 has historically been used annually to determine pension and other post-retirement benefit measurements for the pension plans and other post- retirement benefit plans that make up the majority of plan assets and obligations. Beginning in 2008, a measurement date of December 31 will be used for all plans in accordance with the guidance in SFAS 158. Under the transition approach selected by Nortel, the measurements determined for the 2007 fiscal year end reporting were used to estimate the effects of the change. Net periodic benefit cost for the period between the 2007 measurement date and the end of 2008 were allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for 2008. This adoption has had the effect of increasing accumulated deficit by $33, net of taxes, and increasing accumulated other comprehensive income by $5, net of taxes, as of January 1, 2008.

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Pension expense:
Service cost	$7	$28	$32	$88
Interest cost	123	121	380	354
Expected return on plan assets	(131)	(127)	(400)	(373)
Amortization of prior service cost	1	1	3	3
Amortization of net losses	9	27	28	79
Curtailment, contractual and special termination losses	1	—	4	2

Net pension expense	$10	$50	$47	$153

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Post-retirement benefits cost:
Service cost	$1	$1	$3	$3
Interest cost	10	10	31	27
Amortization of prior service cost	(3)	(6)	(8)	(10)
Amortization of net losses	—	(1)	—	(1)

Net post-retirement benefits cost	$8	$4	$26	$19

During the nine months ended September 30, 2008 and 2007, contributions of $211 and $272, respectively, were made to the defined benefit plans and $31 and $27, respectively, to the post-retirement benefit plans. Nortel expects to contribute an additional $64 in 2008 to the defined benefit pension plans for a total contribution of $275, and an additional $12 in 2008 to the post-retirement benefit plans for a total contribution of $43.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

9.	Acquisitions and divestitures

Acquisition

Other Acquisitions

The following table sets out certain information for the acquisitions completed by Nortel during the three months ended September 30, 2008. All of these acquisitions were accounted for using the purchase method. The unaudited consolidated financial statements include the operating results of each of these businesses as of their respective dates of acquisition.

Acquisition	Closing Date	Purchase Price	Goodwill	Acquired Technology	Other Intangibles	Net Tangible Assets (Liabilities)
Novera Optics, Inc.(a)	01-Aug-08	$18	$—	$15	$—	$3
Pingtel Corp.(b)	08-Aug-08	6	—	6	—	—
Diamondware Ltd.(c)	19-Aug-08	5	—	3	2	—
LG Electronics Inc. (“LGE”)—Wireless Local Loop(d)	08-Aug-08	3	—	—	2	1

(a)	On August 1, 2008, LG—Nortel acquired 100% of the issued and outstanding stock of Novera Optics Korea Inc. and Novera Optics, Inc. (“Novera”) for $18, plus up to an additional $10 based on achievement of business milestones. Novera was a privately-held company specializing in fiber-optic access solutions that extend high-speed carrier Ethernet services from optical core networks to customer premises.
(b)	On August 8, 2008, Nortel purchased substantially all of the assets and certain liabilities of Pingtel Corp. (“Pingtel”) from Bluesocket Inc. (“Bluesocket”) for $4 in cash, and up to $4 based on the achievement of future business milestones plus the return of Nortel’s existing equity interest in Bluesocket which had been acquired for $2. Pingtel, a software-based unified communication solutions designer, was a wholly owned subsidiary of Bluesocket.
(c)	On August 19, 2008, Nortel acquired 100% of the issued and outstanding stock of Diamondware, Ltd. (“Diamondware”) for $5 in cash and up to $3 based on achievement of future business milestones. Diamondware was a privately-held company, specializing in high-definition, proximity-based 3D positional voice technology.
(d)	On August 8, 2008, LG-Nortel purchased certain assets and liabilities of LGE’s Wireless Local Loop (“WLL”) business for $3. The WLL products include fixed wireless terminals over CDMA and GSM licensed cellular networks.

The allocation of each purchase price is based on management’s current best estimate of the fair values of the assets acquired and liabilities assumed. However, because a full valuation of those assets and liabilities has not been finalized, the final allocation of each purchase price may differ from the current allocation disclosed.

LG-Nortel Co. Ltd. business venture

On November 3, 2005, NNL entered into a business venture with LGE, named LG-Nortel. Certain assets of Nortel’s South Korean distribution and services business were combined with the service business and certain assets of LGE’s telecommunications infrastructure business. In exchange for a cash contribution of $155 paid to LGE, NNL received 50% plus one share of the equity in LG-Nortel. LGE received 50% less one share of the equity in the business venture. Separately, LGE was entitled to payments from NNL over a two-year period based on the achievement by LG-Nortel of certain business goals in the 2006 and 2007 fiscal years, up to a maximum of $80. NNL and LGE agreed that the payment related to the 2006 fiscal year was $29 and this amount was recognized and paid in 2007. NNL recognized its remaining obligation of $51 in 2007 and paid it in the third quarter of 2008. As of December 31, 2007, this resulted in additional goodwill of $18.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

10.	Long-term debt

Senior notes offering

On May 28, 2008, NNL completed an offering of $675 aggregate principal amount of senior notes (the “2016 Fixed Rate Notes issued May 2008”) in the U.S. to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), to persons outside the U.S. pursuant to Regulation S under the Securities Act and to accredited investors in Canada pursuant to applicable private placement exemptions.

The 2016 Fixed Rate Notes issued May 2008 were issued as additional notes under an existing indenture dated as of July 5, 2006, as supplemented, and are part of the same class as NNL’s currently outstanding $450 aggregate principal amount of 10.75% Senior Notes due 2016 that were issued on July 5, 2006 (the “2016 Fixed Rate Notes issued July 2006”) under the same indenture. The 2016 Fixed Rate Notes issued May 2008 and the 2016 Fixed Rate Notes issued July 2006 have the same ranking, guarantee structure, interest rate, maturity date and other terms, and are treated as a single class of securities under the indenture, and holders of the 2016 Fixed Rate Notes issued May 2008 and the 2016 Fixed Rate Notes issued July 2006 vote together as one class. Refer to note 10, “Long-term debt”, to the audited consolidated financial statements accompanying the 2007 Annual Report for additional details regarding terms. The 2016 Fixed Rate Notes issued May 2008 and related guarantees have not been registered under the Securities Act or the securities laws of any other place and may not be offered or sold within the U.S. or to, or for the account or benefit of, a U.S. person except in transactions exempt from, or not subject to, the registration requirements of the Securities Act and applicable securities laws in other jurisdictions. The 2016 Fixed Rate Notes issued May 2008 and related guarantees are currently not fungible for trading purposes with the 2016 Fixed Rate Notes issued July 2006.

The net proceeds received from the sale of the 2016 Fixed Rate Notes issued May 2008 were approximately $655, after deducting the discount on issuance of $7 and commissions and other offering expenses of $13. On June 16, 2008, Nortel used these net proceeds, together with available cash, to redeem, at par, $675 outstanding principal amount of Nortel’s 4.25% convertible senior notes due September 1, 2008 (“4.25% Notes due 2008”) plus accrued and unpaid interest.

11.	Guarantees

Nortel has entered into agreements containing features that meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other”. As of September 30, 2008, Nortel accrued nil in respect of its non-contingent obligations associated with these agreements and $10 with respect to its contingent obligations that are considered probable to occur.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following table provides a summary of Nortel’s guarantees as of September 30, 2008:

	Carrying Amount of Liability	Maximum Potential Liability(l)
Business sale and business combination agreements
Third party claims(a)	$10	$14
Sales volume guarantee(b)	—	—
Intellectual property indemnification obligations(c)	—	—
Lease agreements(d)	—	38
Receivable securitizations(e)	—	15
Other indemnification agreements
EDC Support Facility(f)	—	—
Specified price trade-in rights(g)	—	1
Global Class Action Settlement (as defined in note 18)(h)	—	—
Sale lease-back(i)	—	4
Real estate indemnification(j)	—	—
Bankruptcy(k)	—	1

Total	$10	$73

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares in business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction.
(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011.
(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extend through 2008, or collection of the receivable amounts by the purchaser.
(f)

On February 14, 2003, NNL entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide support for certain performance-related obligations arising out of normal course business (the “EDC Support Facility”). Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

action brought against EDC that relates to the provision of support under the EDC Support Facility. Effective December 14, 2007, NNL and EDC amended and restated the EDC Support Facility, among other things, to extend the maturity date to December 31, 2011 and to provide for automatic renewal each subsequent year, unless either party provides written notice to the other of its intent to terminate. As of September 30, 2008, there was approximately $193 of outstanding support utilized under the EDC Support Facility, approximately $130 of which was outstanding under the revolving small bond sub-facility, with the remaining balance under the revolving large bond sub-facility.

(g)	Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. These types of guarantees generally apply over a specified period of time and extend through to June 2010.
(h)	On March 17, 2006, in connection with the Global Class Action Settlement (as defined in note 18), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement.
(i)	On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification.
(j)	On February 14, 2008, Nortel Networks Inc. (“NNI”) entered into an agreement whereby it indemnified the landlord of a property against certain claims that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification.
(k)	On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification.
(l)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

Product warranties

The following summarizes the accrual for product warranties that were recorded as part of other accrued liabilities in the condensed consolidated balance sheet as of September 30, 2008:

Balance as of December 31, 2007	$214
Payments	(138)
Warranties issued	164
Revisions	(42)

Balance as of September 30, 2008	$198

12.	Fair Value

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

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Nortel has an investment in a money market fund, which, prior to the suspension of trading activities of the fund’s shares, was classified as cash and cash equivalents. The fund recently announced that its net asset value had declined to $0.97 per share relative to par of $1.00 per share and that it was temporarily suspending redemption rights as it sought SEC approval of its plan for orderly liquidation of its assets. These investments are currently classified in Level 2 of the fair value hierarchy. See notes 3 and 19 for more information.

As of September 30, 2008, Nortel held $19 in auction rate securities which it classified as an available-for-sale investment. At September 30, 2008, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, Nortel is determining their fair value based on expected discounted cash flows, incorporating current coupon rates and expected maturity dates. Such items are currently classified in Level 3 of the fair value hierarchy.

Derivatives

The majority of derivatives entered into by Nortel are valued using standard valuation techniques as no quoted market prices exist for the instruments. The valuation technique used and inputs required depend on the type of

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Market valuation adjustments

The fair value of derivatives and other financial liabilities includes the effects of Nortel’s and the counterparty’s non-performance risk, including credit risk. Nortel has incorporated its own and its counterparty’s credit risk into the determination of fair value of its derivatives, where applicable. See note 13 for more information.

The following table presents, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value	Level 1	Level 2	Level 3
Assets
Money market fund	$352	$—	$352	$—
Employee benefit trust	83	83	—	—
Derivatives	71	—	61	10
Auction rate securities	19	—	—	19

Total assets	$525	$83	$413	$29

Liabilities
Long-term debt	2,460	2,460	—	—
Derivatives	36	—	36	—

Total liabilities	$2,496	$2,460	$36	$—

The following table presents the changes in the Level 3 fair value category for the nine months ended September 30, 2008:

	January 1, 2008	Net Realized/Unrealized Gains (Losses) included in		Purchases, Sales, Issuances and (Settlements)—net	Transfers in and/or (out) of Level 3	September 30, 2008
		Earnings	Other
Assets
Derivatives	$1	9	—	—	—	$10
Auction rate securities	—	—	—	19	—	$19
Liabilities
Derivatives	$5	(5)	—	—	—	$—

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

13.	Commitments

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of:

	September 30, 2008	December 31, 2007
Bid and performance-related bonds(a)	$175	$155
Other bonds(b)	59	54

Total bid, performance related and other bonds	$234	$209

(a)	Net of restricted cash and cash equivalent amounts of $4 and $5 as of September 30, 2008 and December 31, 2007, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $7 and $27 as of September 30, 2008 and December 31, 2007, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $19 as of September 30, 2008. These commitments expire at various dates through to 2017.

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

Nortel’s cash and cash equivalents are maintained with several financial institutions in the form of demand and term bank deposits and government and institutional short-term money market instruments. Generally, these funds may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore are expected to bear minimal credit risk. Nortel seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties.

Nortel performs ongoing credit evaluations of its customers and, with the exception of certain financing transactions, does not normally require collateral from its customers. Nortel’s customers are primarily in the

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

WiMAX Strategic Agreement with Alvarion Ltd.

On June 11, 2008, Nortel entered into an agreement with Alvarion Ltd. (“Alvarion”), to jointly develop a WiMAX product solution. For the duration of the agreement, Nortel has agreed to terminate its current IEEE 802.16e macro WiMAX BTS commercial product development and instead work with Alvarion to continue the development of a world leading mobile WiMAX (802.16e) portfolio of access products. Nortel is not committed to any purchase commitments under the agreement. Alvarion will provide the R&D work for the joint WiMAX BTS product solution, with the funding assistance, development and engineering expertise provided by Nortel. Nortel will pay Alvarion an agreed amount of R&D funding over the four year term of the agreement.

14.	Loss per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008(a)(b)	2007(a)	2008(a)(b)	2007(a)(b)
(Number of common shares in millions)
Net loss	$(3,413)	$27	$(3,664)	$(113)

Basic weighted-average shares outstanding:
Issued and outstanding	498	497	498	479

Basic weighted-average shares outstanding	498	497	498	479

Weighted-average shares dilution adjustments:
Dilutive stock options and share-based awards	—	3	—	—

Diluted weighted-average shares outstanding	498	500	498	479

Weighted-average shares dilution adjustments—exclusions:
Stock options and other share-based awards	39	28	39	31
4.25% Notes due 2008 as defined in noted 20(b)	—	7	—	7
2012 Notes as defined in note 20(b)	18	18	18	18
2014 Notes as defined in note 20(b)	18	18	18	18

Basic and diluted earnings (loss) per common share	$(6.85)	$0.05	$(7.36)	$(0.24)

(a)	Shares issued or issuable as a result of the Global Class Action Settlement (as defined in note 18) of 62,866,775 for the three and nine months ended September 30, 2008, as well as 62,866,775 and 44,904,839 for the three and nine months ended September 30, 2007, respectively, have been included in the calculation of basic and diluted weighted-average number of NNC common shares outstanding with effect from March 20, 2007. For additional information, see note 18.
(b)	As a result of net loss for the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2008, all potential dilutive securities in these periods were considered anti-dilutive.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

15.	Shareholders’ equity (deficit)

The following are the changes in shareholders’ equity (deficit) during the nine months ended September 30, 2008 (numbers of common shares in thousands):

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Common shares
Balance as of December 31, 2007	437,423	$34,028	$5,025	$(36,532)	$237	$2,758
Adoption of SFAS 158 (notes 2 and 8)	—	—	—	(33)	5	(28)
Net loss	—	—	—	(3,664)	—	(3,664)
Foreign currency translation adjustment	—	—	—	—	(189)	(189)
Unrealized loss on investments—net	—	—	—	—	(12)	(12)
Unamortized pension and post-retirement actuarial losses and prior service cost—net	—	—	—	—	2	2
Issuance of NNC common shares related to settlement	59,096	1,530	(1,530)	—	—	—
Share-based compensation	892	22	44	—	—	66
Other	46	1	(1)	—	—	—

Balance as of September 30, 2008	497,457	$35,581	$3,538	$(40,229)	$43	$(1,067)

Nortel is authorized to issue an unlimited number of NNC common shares without nominal or par value.

The following are the components of comprehensive income (loss), net of tax, for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings (loss)	$(3,413)	$27	$(3,664)	$(113)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment	(169)	36	(189)	120
Unrealized loss on investments—net(a)	(4)	(6)	(12)	(9)
Unamortized pension and post-retirement acturial losses and prior service cost—net	5	13	2	42
Unrealized derivative gain (loss) on cash flow hedges—net(b)	—	(1)	—	28
Other	(2)	—	—	—

Comprehensive income (loss)	$(3,583)	$69	$(3,863)	$68

(a)	Certain securities deemed available-for-sale by Nortel are measured at fair value. Unrealized holding losses related to these securities are excluded from net loss and are included in accumulated other comprehensive income until realized. Unrealized loss on investments was net of tax of nil for the three and nine months ended September 30, 2008 and 2007.
(b)	During the three and nine months ended September 30, 2008 and 2007, nil and nil and $9 and $4, respectively, of net derivative gains were reclassified to other income (expense)—net. Nortel has no net remaining derivative gain (loss) on cash flow hedges included in accumulated other comprehensive income.

16.	Share-based compensation plans

At the annual meeting of Nortel’s shareholders held on May 7, 2008, the following amendments to the Nortel Networks Corporation 2005 Stock Incentive Plan, As Amended and Restated (the “SIP”) were approved by

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Nortel’s shareholders in accordance with the rules of the Toronto Stock Exchange (“TSX”) and NYSE and the terms of the SIP: (i) an increase in the number of NNC common shares issuable under the SIP by 14 million from 12.2 million to 26.2 million; (ii) the addition of certain additional types of amendments to the SIP or awards under it requiring shareholder approval; and (iii) amendments to reflect current market practices with respect to blackout periods.

Options

Prior to 2006, Nortel granted options to employees to purchase NNC common shares under two existing option plans, the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”) and the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (the “1986 Plan”). Under these two plans, options to purchase NNC common shares could be granted to employees and, under the 2000 Plan, options could also be granted to directors of Nortel. NNC common shares remaining available for grant after December 31, 2005 under the 2000 Plan and the 1986 Plan (and including NNC common shares that become available upon expiration or termination of options granted under such plans) were transferred to and were available for grant under the SIP, effective January 1, 2006.

During the nine months ended September 30, 2008, there were not a significant number of NNC common shares issued pursuant to the exercise of options granted under the 1986 Plan or the 2000 Plan. During the nine months ended September 30, 2008, 4,468,842 options were granted under the SIP. During the nine months ended September 30, 2008, the number of options exercised under the SIP was nil.

The following is a summary of the total number of outstanding options under the SIP, the 2000 Plan and the 1986 Plan, and the maximum number of options available for grant under the SIP:

	Outstanding Options (Thousands)	Weighted- Average Exercise Price	Weighted- Average Life (In Years)	Aggregate Intrinsic Value (Thousands)	Available for Grant (Thousands)
Balance at December 31, 2007	29,210	$75.30	5.6	$69	13,514
New available common shares					14,000	(b)
Options granted	4,469	$8.18		$—	(10,143	)(a)
Options exercised	—	$—		$—	—	(a)
Options forfeited	(627)	$24.08			938	(a)
Options expired	(2,467)	$151.76			2,445	(a)
Options cancelled	(7)	$8.29			41	(a)

Balance at September 30, 2008	30,578	$59.09	6.0	$7	20,795	(c)

(a)	Amount is inclusive of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) granted, cancelled, forfeited or expired, as applicable. RSUs and PSUs reduce the number of NNC common shares available for grant under the SIP.
(b)	Represents the additional 14,000 NNC common shares that were approved for issuance under the SIP by shareholders on May 7, 2008.
(c)	Includes 14,042 NNC common shares available for issuance under the SIP in connection with awards of RSUs and/or PSUs.

Stock Appreciation Rights (“SARs”)

During the nine months ended September 30, 2008, Nortel granted 31,199 stand-alone SARs under the SIP. As of September 30, 2008, 105,358 stand-alone SARs are outstanding under the SIP. The SARs awarded under the SIP

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

program will be settled in cash at the time of exercise. All SARs granted have been classified as liability awards based on their cash settlement provisions. As of September 30, 2008, no tandem SARs have been granted under the SIP.

RSUs

During the nine months ended September 30, 2008, 3,745,439 RSUs were granted under the SIP, of which 109,157 are to be settled in cash due to certain country-specific rules and regulations. Nortel accounts for these cash settled grants as liability awards. All other granted RSUs are settled in shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the SIP. During the nine months ended September 30, 2008, there were approximately 892,000 NNC common shares issued pursuant to the vesting of RSUs granted under the SIP.

The following is a summary of the total number of outstanding share-based RSU awards under the SIP as of the following dates:

	RSU
	RSU Awards Granted (Thousands)(a)		Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life (In Years)
Balance as of December 31, 2007	2,706		$24.86	2.2
Awards granted	3,636		7.98
Awards settled	(897	)(b)	24.89
Awards forfeited	(249)		17.99
Awards cancelled	(34)		8.04

Balance as of September 30, 2008	5,162		$13.41	2.3

(a)	Does not include cash-settled RSU awards granted by Nortel.
(b)	Includes 5 RSUs not settled with NNC common shares that were withheld due to certain withholding tax obligations.

PSUs

Relative Total Shareholder Return Metric Awards (“PSU-rTSRs”)

Prior to January 1, 2008 all awards of PSU-rTSRs (previously defined as “PSUs” in the 2007 Annual Report) under the SIP had vesting conditions based on the relative total shareholder return metric and had a 36-month performance period. In March 2008, Nortel determined that awards of PSU-rTSRs granted after January 1, 2008 would have a 36-month performance period and an additional 30-day employment service period. All other vesting conditions with respect to PSU-rTSRs as of September 30, 2008 remain consistent with the conditions as reported in the 2007 Annual Report. The number of NNC common shares issued for vested PSU-rTSRs can range from 0% to 200% of the number of PSU-rTSR awards granted.

During the nine months ended September 30, 2008, 785,475 PSU-rTSRs were granted under the SIP, of which 6,175 are to be settled in cash due to certain country-specific rules and regulations. Nortel accounts for these cash settled grants as liability awards. All other such granted PSU-rTSRs are settled in shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the SIP. During the nine months ended September 30, 2008, there were no PSU-rTSRs that vested under the SIP.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following is a summary of the total number of outstanding share-based PSU-rTSRs under the SIP as of the following dates:

	PSU-rTSR
	PSU-rTSR Awards Granted (Thousands)(a)	Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life (In Years)
Balance as of December 31, 2007	820	$21.96	1.5
Awards granted	779	6.84
Awards settled	—	—
Awards forfeited	(38)	19.90
Awards expired	—	—

Balance as of September 30, 2008	1,561	$14.46	1.3

(a)	Does not include cash-settled PSU-rTSR awards granted by Nortel.

Management Operating Margin Metric Awards (“PSU-Management OMs”)

In March 2008, Nortel awarded PSU-Management OMs (previously defined as “PSU-OMs” in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) with the following two vesting conditions: (i) the participant must satisfy a one-year performance period and an additional 24-month vesting period in which continuous employment is required; and (ii) Nortel’s Management OM must exceed the minimum threshold level of 4.80% or $550 in accordance with Nortel’s payout curve for a one year performance period. The number of NNC common shares to be issued for vested PSU-Management OMs is determined based on Nortel’s Management OM and can range from 0% to 200% of the number of PSU-Management OM awards granted. The awards vest in full at the end of the 36-month employment period, subject to the satisfaction of the two vesting conditions. Generally, the PSU-Management OMs granted under the SIP will be settled in shares at the time of vesting.

During the nine months ended September 30, 2008, 1,274,885 PSU-Management OMs were granted under the SIP, of which 15,325 are to be settled in cash due to certain country-specific rules and regulations. Nortel accounts for these cash settled grants as liability awards. All other PSU-Management OMs granted are settled in shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the SIP. During the nine months ended September 30, 2008, there were no PSU-Management OMs that vested under the SIP.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following is a summary of the total number of outstanding share-based PSU-Management OMs under the SIP as of the following dates:

	PSU-Management OM
	PSU-Management OM Awards Granted (Thousands)(a)	Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life (In Years)
Balance as of December 31, 2007	—	$—
Awards granted	1,259	7.92
Awards settled	—	—
Awards forfeited	(24)	8.05
Awards expired	—	—
Adjustment(b)	—	—

Balance as of September 30, 2008	1,235	$7.92	2.3

(a)	Does not include cash-settled PSU-Management OMs granted by Nortel.
(b)	Estimated number of NNC common shares to be issued based on PSU-Management OM awards expected to vest based on the full-year Management OM forecast as of September 30, 2008 and Nortel’s payout curve in accordance with the terms and conditions of the grant is 482.

Share-based compensation

The following table provides the share-based compensation expense recorded for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Share-based compensation:
DSU expense	$1	$—	$2	$—
Option expense	14	23	35	64
RSU expense	7	7	22	17
PSU expense—rTSR	1	1	5	5
PSU expense—Management OM	(1)	—	—	—

Total share-based compensation reported	$22	$31	$64	$86

Nortel estimates the fair value of options and SARs using the Black-Scholes-Merton option-pricing model, consistent with the provisions of SFAS 123R, “Share-based payments” (“SFAS 123R”) and Staff Accounting Bulletin 107, “Disclosures about Fair Value of Financial Instruments” (“SAB 107”). The key input assumptions used to estimate the fair value of awards include the grant price of the award, the expected term of the award, the volatility of NNC common shares, the risk-free rate, and Nortel’s dividend yield. Nortel believes that the Black-Scholes-Merton option-pricing model adequately captures the substantive features of option awards and is appropriate in calculating the fair values of Nortel’s options and SARs.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following ranges of assumptions were used in computing the fair value of options and SARs for purposes of expense recognition, for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Black-Scholes-Merton assumptions
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility(a)	51.76% – 61.51%	51.07% – 52.33%	44.21% – 61.51%	51.07% – 53.56%
Risk-free interest rate(b)	1.96% – 3.20%	4.25% –4.72%	1.96% –3.33%	4.25% –4.92%
Expected life in years(c)	2.64 – 4.50	3.65 – 4.00	2.64 – 4.50	3.65 – 4.00
Range of fair value per option granted	$2.72 – $2.73	$7.90 – $8.74	$2.72 – $3.78	$7.90 – $11.86
Range of fair value per SAR granted	$0.02 – $0.30	$4.94	$0.02 – $3.13	$4.94 – $10.92

(a)	The expected volatility of NNC common shares is estimated using the daily historical share prices over a period equal to the expected term.
(b)	Nortel used the five year U.S. government Treasury Note rate to approximate the risk-free rate.
(c)	The expected term of the options of four and a half years for 2008 grants is estimated based on historical grants with similar vesting periods.

The fair value of all RSUs and PSU-Management OMs granted after January 1, 2008 is calculated using the closing share price from NYSE on the date of the grant. For RSU awards granted before January 1, 2008, the fair value is calculated using an average of the high and low share prices from the highest trading value of either the NYSE or TSX on the date of the grant. There were no PSU- Management OMs granted before January 1, 2008. Nortel estimates the fair value of PSU-rTSRs awards using a Monte Carlo simulation model. Certain assumptions used in the model include (but are not limited to) the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Monte Carlo assumptions
Beta(a)	—	1.53 – 1.58	—	1.53 – 1.88
Historical volatility(a)	2.30% – 2.50%	4.15% – 4.66%	1.64% – 2.50%	4.15% – 4.66%
Risk-free interest rate(b)	46.82% – 46.88%	—	43.96% – 46.88%	—

(a)	Commencing in the first quarter of 2008, Nortel employed a three-year historical volatility as an input in to the Monte Carlo simulation model to match the life expectancy of PSU-rTSRs. Previously, Nortel had used Beta as an input into the model.
(b)	The risk-free rate used was based on the yield of the two year U.S. government Treasury Note rate.

Cash received from exercises under all share-based compensation arrangements was nil and $10 for the nine months ended September 30, 2008 and 2007, respectively. Tax benefits realized by Nortel related to these exercises were nil for the nine months ended September 30, 2008 and 2007.

17.	Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Transactions with related parties are summarized for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
LG Electronics Inc.(a)	$4	$5	$20	$17
Vertical Communications Systems Inc. (“Vertical”)(b)	3	4	9	10
Other	3	1	8	6

Total	$10	$10	$37	$33

Purchases:
LG Electronics Inc.(a)	36	63	133	245
Sasken Communications Technology Ltd. (“Sasken”)(c)	—	7	11	20
GN TEL Co., Ltd. (“GN TEL”)(d)	18	29	61	69
Other	4	5	15	12

Total	$58	$104	$220	$346

(a)	LGE holds a minority interest in LG-Nortel. Nortel’s sales and purchases relate primarily to certain inventory-related items. As of September 30, 2008, accounts payable to LGE was net $26, compared to net $31 as of December 31, 2007.
(b)	LG-Nortel currently owns a minority interest in Vertical. Vertical supports LG-Nortel’s efforts to distribute Nortel’s products to the North American market.
(c)	Nortel currently owns a minority interest in Sasken. Nortel’s purchases from Sasken relate primarily to software and software development-related purchases.
(d)	Nortel holds a minority interest in GN TEL through its joint venture LG-Nortel. Nortel’s purchases from GN TEL relate primarily to installation and warranty services. As of September 30, 2008, accounts payable to GN TEL was net $13, compared to net $31 as of December 31, 2007.

As of September 30, 2008 and December 31, 2007, accounts receivable from related parties were $4 and $6, respectively. As of September 30, 2008 and December 31, 2007, accounts payable to related parties were $40 and $67, respectively.

18.	Contingencies

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

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Under the terms of the Global Class Action Settlement, Nortel agreed to pay $575 in cash plus accrued interest and issue 62,866,775 NNC common shares (representing approximately 14.5% of NNC common shares outstanding as of February 7, 2006, the date an agreement in principle was reached with the plaintiffs in the U.S. class action lawsuits). Nortel will also contribute to the plaintiffs one-half of any recovery from its ongoing litigation against certain of its former senior officers who were terminated for cause in 2004, which seeks the return of payments made to them in 2003 under Nortel’s bonus plan. The total settlement amount includes all plaintiffs’ court-approved attorneys’ fees. On June 1, 2006, Nortel placed $575 plus accrued interest of $5 into escrow and classified this amount as restricted cash. As a result of the Global Class Action Settlement, Nortel established a litigation reserve and recorded a charge in the amount of $2,474 to its full-year 2005 financial results, $575 of which related to the cash portion of the Global Class Action Settlement, while $1,899 related to the equity component. The equity component of the litigation reserve was adjusted each quarter from February 2006 through March 20, 2007 to reflect the fair value of the NNC common shares issuable.

The effective date of the Global Class Action Settlement was March 20, 2007, on which date the number of NNC common shares issuable in connection with the equity component was fixed. As such, a final measurement date occurred for the equity component of the settlement and the value of the shares issuable was fixed at their fair value of $1,626 on the effective date.

Nortel recorded a shareholder litigation settlement recovery of $54 during the first quarter of 2007 as a result of the final fair value adjustment for the equity component of the Global Class Action Settlement made on March 20, 2007. In addition, the litigation reserve related to the equity component was reclassified to additional paid-in capital within shareholders’ equity on March 20, 2007 as the number of issuable NNC common shares was fixed on that date. The reclassified amount will be further reclassified to NNC common shares as the shares are issued. On the effective date of March 20, 2007, Nortel also removed the restricted cash and corresponding litigation reserve related to the cash portion of the settlement, as the funds became controlled by the escrow agents and Nortel’s obligation has been extinguished.

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

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Nortel’s insurers paid $229 in cash toward the settlement and Nortel agreed to certain indemnification obligations with them. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. See note 11 for additional information.

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

Beginning in December 2001, Nortel, together with certain of its then-current and former directors, officers and employees, was named as a defendant in several purported class action lawsuits pursuant to the United States Employee Retirement Income Security Act. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period, which has yet to be determined by the court. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified.

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

In March 2008, Nortel entered into an agreement to settle all of the claims raised by Ipernica Limited (formerly known as QPSX Development 5 Pty Ltd) (“Ipernica”), an Australian patent holding firm, in a lawsuit against Nortel filed in the U.S. District Court for the Eastern District of Texas, alleging patent infringement. The settlement agreement between the parties grants to Nortel a perpetual, world-wide license to various Ipernica patents, and includes a covenant not to sue as well as mutual releases, and a payment of $12 was made by NNI to Ipernica in the first quarter of 2008.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

On June 19, 2008, the Royal Canadian Mounted Police (the “RCMP”) announced that it had filed criminal charges against three former Nortel executives: Frank Dunn, Douglas Beatty and Michael Gollogly. The fraud-related charges include: fraud affecting the public market, falsification of books and documents, and false prospectus. These charges pertain to allegations of criminal activity within Nortel by these three former executives during 2002 and 2003. No criminal charges were filed against Nortel and Nortel was not the target of this RCMP investigation. Nortel will continue to cooperate with the RCMP during the course of these criminal proceedings.

On June 24, 2008, a purported class action lawsuit was filed in the Ontario Superior Court of Justice in Ottawa, Canada alleging, among other things, that certain recent changes related to Nortel’s pension plan did not comply with the Pension Benefits Act (Ontario) and common law notification requirements. The plaintiffs seek declaratory and equitable relief and unspecified monetary damages. Nortel intends to vigorously defend against these allegations.

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

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

program. Nortel’s environmental program focuses its activities on design for the environment, supply chain and packaging reduction issues. Nortel works with its suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of September 30, 2008, the accruals on the condensed consolidated balance sheet for environmental matters were $18. Based on information available as of September 30, 2008, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

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

2009 Restructuring Plan

On November 10, 2008, further to its announcement that it was undertaking a comprehensive review of its business as a result of a sustained and expanding economic downturn, Nortel announced a restructuring plan that includes net workforce reductions of approximately 1,300 positions and shifting approximately 200 additional positions from higher-cost to lower-cost locations, resulting in a gross workforce reduction of 1,500. Collectively these efforts are referred to as the “2009 Restructuring Plan”. Nortel expects total charges to earnings and cash outlays related to workforce reductions to be approximately $130, which is expected to be incurred during 2008 and 2009.

Collection of Money Market Funds

On October 31, 2008, Nortel received $184 as an initial redemption of the $352 that was re-classified from cash and cash equivalents to short-term and long-term investments during the three months ended September 30, 2008.

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

20.	Supplemental condensed consolidating financial information

On July 5, 2006, under an Indenture of the same date (the “July 2006 Indenture”), NNL completed an offering of $2,000 aggregate principal amount of senior notes (the “July 2006 Notes”) to qualified institutional buyers pursuant to Rule 144A and to persons outside the U.S. pursuant to Regulation S under the Securities Act. The July 2006 Notes consist of the 2016 Fixed Rate Notes issued July 2006, $550 of senior fixed rate notes due 2013 (the “2013 Fixed Rate Notes”) and $1,000 of floating rate senior notes due 2011 (the “2011 Floating Rate Notes”). The 2016 Fixed Rate Notes issued July 2006 bear interest at a rate per annum of 10.75% payable semi-annually, the 2013 Fixed Rate Notes bear interest at a rate per annum of 10.125%, payable semi-annually, and the 2011 Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to the reserve-adjusted LIBOR plus 4.25%, payable quarterly. As of September 30, 2008, the 2011 Floating Rate Notes had an interest rate of 7.04% per annum. The July 2006 Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI. For additional information on the July 2006 Notes, see note 10, “Long-term debt, Senior notes offering”, to the audited consolidated financial statements accompanying Nortel’s 2007 Annual Report.

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

The following supplemental condensed consolidating financial data has been prepared in accordance with Rule 3-10 of Regulation S-X promulgated by the SEC and illustrates, in separate columns, the composition of Nortel, NNL, NNI as the Guarantor Subsidiary of the July 2006 Notes, the Convertible Notes, and the 2016 Fixed Rate Notes issued May 2008, the subsidiaries of Nortel that are not issuers or guarantors of the July 2006 Notes, the Convertible Notes and the 2016 Fixed Rate Notes issued May 2008 (the “Non-Guarantor Subsidiaries”), eliminations and the consolidated total as of September 30, 2008 and December 31, 2007, and for the three and nine month periods ended September 30, 2008 and 2007.

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

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

accounting policies applied by Nortel, NNL and the Guarantor and Non-Guarantor Subsidiaries in the condensed consolidating financial information are consistent with those set out in the 2007 Annual Report, except as disclosed in note 2.

Supplemental Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$663	$1,004	$1,326	$(674)	$2,319
Cost of revenues	—	297	823	965	(674)	1,411

Gross profit	—	366	181	361	—	908

Selling, general and administrative expense	—	83	194	237	—	514
Research and development expense	—	196	154	27	—	377
Amortization of intangible assets	—	—	3	8	—	11
Special charges	—	8	19	23	—	50
Loss (gain) on sale of businesses and assets	—	(5)	1	(2)	—	(6)
Goodwill impairment	—	—	879	263	—	1,142
Other operating expense (income)—net	—	(5)	5	8	—	8

Total operating expenses	—	277	1,255	564	—	2,096

Operating earnings (loss)	—	89	(1,074)	(203)	—	(1,188)
Other income (expense)—net	1	(52)	9	19	2	(21)
Interest and dividend income	—	22	11	19	(25)	27
Interest expense
Long-term debt	(6)	(63)	(2)	(7)	—	(78)
Other	(19)	(2)	(3)	(4)	25	(3)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(24)	(6)	(1,059)	(176)	2	(1,263)
Income tax expense	—	(1,113)	(825)	(191)	—	(2,129)

	(24)	(1,119)	(1,884)	(367)	2	(3,392)
Minority interests—net of tax	(9)	—	—	(12)	—	(21)
Equity in net earnings (loss) of associated companies—net of tax	(3,380)	(2,172)	(98)	—	5,650	—

Net earnings (loss)	(3,413)	(3,291)	(1,982)	(379)	5,652	(3,413)
Dividends on preferred shares	—	(9)	—	—	9	—

Net earnings (loss) applicable to common shares	$(3,413)	$(3,300)	$(1,982)	$(379)	$5,661	$(3,413)

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Supplemental Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$880	$1,116	$1,528	$(819)	$2,705
Cost of revenues	—	459	802	1,100	(819)	1,542

Gross profit	—	421	314	428	—	1,163

Selling, general and administrative expense	—	113	219	281	—	613
Research and development expense	—	204	174	38	—	416
Amortization of intangible assets	—	—	2	10	—	12
Special charges	—	3	1	52	—	56
Loss (gain) on sale of businesses and assets	—	1	1	1	—	3
Other operating expense (income)—net	—	(6)	(2)	1	—	(7)

Total operating expenses	—	315	395	383	—	1,093

Operating earnings (loss)	—	106	(81)	45	—	70
Other income (expense)—net	(4)	110	(12)	—	1	95
Interest and dividend income	—	20	13	28	—	61
Interest expense
Long-term debt	(31)	(58)	(3)	(10)	—	(102)
Other	4	(7)	(19)	17	—	(5)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(31)	171	(102)	80	1	119
Income tax benefit (expense)	—	(5)	1	(46)	—	(50)

	(31)	166	(101)	34	1	69
Minority interests—net of tax	(10)	—	—	(33)	—	(43)
Equity in net earnings (loss) of associated companies—net of tax	68	(77)	50	1	(41)	1

Net earnings (loss)	27	89	(51)	2	(40)	27
Dividends on preferred shares	—	10	—	—	(10)	—

Net earnings (loss) applicable to common shares	$27	$79	$(51)	$2	$(30)	$27

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Supplemental Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$1,964	$3,221	$4,363	$(1,849)	$7,699
Cost of revenues	—	1,051	2,297	3,016	(1,849)	4,515

Gross profit	—	913	924	1,347	—	3,184

Selling, general and administrative expense	—	280	648	758	—	1,686
Research and development expense	—	657	468	113	—	1,238
Amortization of intangible assets	—	—	7	27	—	34
Special charges	—	47	82	76	—	205
Loss (gain) on sale of businesses and assets	—	(8)	2	(4)	—	(10)
Goodwill impairment	—	—	879	263	—	1,142
Other operating expense (income)—net	—	(12)	10	16	—	14

Total operating expenses	—	964	2,096	1,249	—	4,309

Operating earnings (loss)	—	(51)	(1,172)	98	—	(1,125)
Other income (expense)—net	(2)	(51)	18	37	(21)	(19)
Interest and dividend income	—	32	27	61	(25)	95
Interest expense
Long-term debt	(34)	(163)	(7)	(21)	—	(225)
Other	(22)	(4)	(5)	(10)	29	(12)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(58)	(237)	(1,139)	165	(17)	(1,286)
Income tax expense	—	(1,121)	(823)	(282)	—	(2,226)

	(58)	(1,358)	(1,962)	(117)	(17)	(3,512)
Minority interests—net of tax	(29)	—	—	(125)	—	(154)
Equity in net earnings (loss) of associated companies—net of tax	(3,577)	(2,122)	(111)	2	5,810	2

Net earnings (loss)	(3,664)	(3,480)	(2,073)	(240)	5,793	(3,664)
Dividends on preferred shares	—	(29)	—	—	29	—

Net earnings (loss) applicable to common shares	$(3,664)	$(3,509)	$(2,073)	$(240)	$5,822	$(3,664)

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Supplemental Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$2,334	$3,489	$3,702	$(1,775)	$7,750
Cost of revenues	—	1,380	2,414	2,514	(1,775)	4,533

Gross profit	—	954	1,075	1,188	—	3,217

Selling, general and administrative expense	—	413	621	778	—	1,812
Research and development expense	—	619	495	134	—	1,248
Amortization of intangible assets	—	—	6	31	—	37
Special charges	—	15	61	96	—	172
Loss (gain) on sale of businesses and assets	—	3	2	(13)	—	(8)
Regulatory investigation expense	35	—	—	—	—	35
Shareholder litigation settlement recovery	(54)	—	—	—	—	(54)
Other operating income—net	—	(16)	(10)	(3)	—	(29)

Total operating expenses	(19)	1,034	1,175	1,023	—	3,213

Operating earnings (loss)	19	(80)	(100)	165	—	4
Other income (expense)—net	(9)	236	(158)	103	(16)	156
Interest and dividend income	6	46	48	76	—	176
Interest expense
Long-term debt	(80)	(168)	(8)	(22)	—	(278)
Other	(13)	3	(59)	46	—	(23)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(77)	37	(277)	368	(16)	35
Income tax (expense) benefit	—	4	—	(78)	—	(74)

	(77)	41	(277)	290	(16)	(39)
Minority interests—net of tax	(30)	—	—	(46)	—	(76)
Equity in net earnings (loss) of associated companies—net of tax	(6)	(15)	100	3	(80)	2

Net earnings (loss)	(113)	26	(177)	247	(96)	(113)
Dividends on preferred shares	—	30	—	—	(30)	—

Net earnings (loss) applicable to common shares	$(113)	$(4)	$(177)	$247	$(66)	$(113)

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Supplemental Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$2	$211	$468	$1,623	$—	$2,304
Short-term investments	—	—	345	1	—	346
Restricted cash and cash equivalents	10	24	5	13	—	52
Accounts receivable—net	4	1,368	1,821	2,984	(4,226)	1,951
Inventories—net	—	86	467	1,169	—	1,722
Deferred income taxes—net	—	—	182	108	—	290
Other current assets	—	105	112	272	(27)	462

Total current assets	16	1,794	3,400	6,170	(4,253)	7,127
Investments	1,786	4,281	3,528	(444)	(8,988)	163
Long-term receivables	—	1,671	—	12	(1,683)	—
Plant and equipment—net	—	481	373	552	—	1,406
Goodwill	—	—	998	413	—	1,411
Intangible assets—net	—	4	28	135	—	167
Deferred income taxes—net	—	—	565	264	—	829
Other assets	17	168	73	248	—	506

Total assets	$1,819	$8,399	$8,965	$7,350	$(14,924)	$11,609

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Trade and other accounts payable	$33	$1,659	$1,095	$2,495	$(4,226)	$1,056
Payroll and benefit-related liabilities	—	114	203	224	—	541
Contractual liabilities	—	8	33	173	—	214
Restructuring liabilities	—	21	57	39	—	117
Other accrued liabilities	33	323	1,090	1,450	(27)	2,869
Long-term debt due within one year	—	1	9	10	—	20

Total current liabilities	66	2,126	2,487	4,391	(4,253)	4,817
Long-term debt	1,150	2,909	88	318	—	4,465
Deferred income taxes—net	—	—	—	15	—	15
Other liabilities	1,670	1,022	648	839	(1,683)	2,496

Total liabilities	2,886	6,057	3,223	5,563	(5,936)	11,793

Minority interests in subsidiary companies	—	—	—	347	536	883

Shareholders’ equity (deficit)	(1,067)	2,342	5,742	1,440	(9,524)	(1,067)

Total liabilities and shareholders’ equity (deficit)	$1,819	$8,399	$8,965	$7,350	$(14,924)	$11,609

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Supplemental Condensed Consolidated Balance Sheets as of December 31, 2007 (audited):

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$1	$329	$1,128	$2,074	$—	$3,532
Restricted cash and cash equivalents	10	34	8	24	—	76
Accounts receivable—net	—	2,394	1,828	3,158	(4,797)	2,583
Inventories—net	—	100	505	1,397	—	2,002
Deferred income taxes—net	—	32	318	137	—	487
Other current assets	—	86	120	263	(2)	467

Total current assets	11	2,975	3,907	7,053	(4,799)	9,147
Investments	5,556	6,616	3,563	(68)	(15,473)	194
Plant and equipment—net	—	528	406	598	—	1,532
Goodwill	—	—	1,877	682	—	2,559
Intangible assets—net	—	18	34	161	—	213
Deferred income taxes—net	—	1,128	1,245	495	—	2,868
Other assets	21	171	118	260	(15)	555

Total assets	$5,588	$11,436	$11,150	$9,181	$(20,287)	$17,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$991	$1,486	$998	$2,509	$(4,797)	$1,187
Payroll and benefit-related liabilities	—	134	259	297	—	690
Contractual liabilities	—	17	47	208	—	272
Restructuring liabilities	—	11	46	43	—	100
Other accrued liabilities	14	463	1,246	2,104	(2)	3,825
Long-term debt due within one year	675	1	12	10	—	698

Total current liabilities	1,680	2,112	2,608	5,171	(4,799)	6,772
Long-term debt	1,150	2,243	94	329	—	3,816
Deferred income taxes—net	—	—	—	17	—	17
Other liabilities	—	1,071	716	1,103	(15)	2,875

Total liabilities	2,830	5,426	3,418	6,620	(4,814)	13,480

Minority interests in subsidiary companies	—	—	—	294	536	830

Shareholders’ equity	2,758	6,010	7,732	2,267	(16,009)	2,758

Total liabilities and shareholders’ equity	$5,588	$11,436	$11,150	$9,181	$(20,287)	$17,068

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Supplemental Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from (used in) operating activities
Net earnings (loss)	$(3,664)	$(3,480)	$(2,073)	$(240)	$5,793	$(3,664)
Adjustment to reconcile to net earnings (loss)	4,340	2,870	1,839	(70)	(5,793)	3,186

Net cash from (used in) operating activities	676	(610)	(234)	(310)	—	(478)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(32)	(37)	(60)	—	(129)
Change in restricted cash and cash equivalents	—	11	4	8	—	23
Increase in short-term and long-term investments	—	—	(362)	—	—	(362)
Acquisitions of investments and businesses—net of cash acquired	—	(51)	(34)	(25)	—	(110)
Proceeds from the sales of investments and businesses and assets	—	(63)	16	31	—	(16)

Net cash from (used in) investing activities	—	(135)	(413)	(46)	—	(594)

Cash flows from (used in) financing activities
Dividends paid on preferred shares	—	(29)	—	—	29	—
Dividends paid by subsidiaries to minority interest	—	—	—	(1)	(29)	(30)
Increase in notes payable	—	—	—	116	—	116
Decrease in notes payable	—	—	—	(107)	—	(107)
Proceeds from issuance of long-term debt	—	668	—	—	—	668
Repayments of long-term debt	(675)	—	—	—	—	(675)
Repayments of capital leases payable	—	—	(8)	(9)	—	(17)
Debt issuance costs	—	(13)	—	—	—	(13)
Issuance of common shares	—	—	—	—	—	—

Net cash from (used in) financing activities	(675)	626	(8)	(1)	—	(58)

Effect of foreign exchange rate changes on cash and cash equivalents	—	1	—	(99)	—	(98)

Net increase (decrease) in cash and cash equivalents	1	(118)	(655)	(456)	—	(1,228)
Cash and cash equivalents at beginning of period	1	329	1,128	2,074	—	3,532

Cash and cash equivalents at end of period	$2	$211	$473	$1,618	$—	$2,304

NORTEL NETWORKS CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Supplemental Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from (used in) operating activities
Net earnings (loss)	$(113)	$26	$(177)	$247	$(96)	$(113)
Adjustment to reconcile to net earnings (loss)	(485)	(304)	(86)	72	96	(707)

Net cash from (used in) operating activities	(598)	(278)	(263)	319	—	(820)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(44)	(37)	(59)	—	(140)
Proceeds on disposals of plant and equipment	—	58	5	26	—	89
Change in restricted cash and cash equivalents	585	4	(4)	(10)	—	575
Acquisitions of investments and businesses—net of cash acquired	—	(4)	(4)	(73)	—	(81)
Proceeds from the sales of investments and businesses and assets	—	(66)	10	27	—	(29)

Net cash from (used in) investing activities	585	(52)	(30)	(89)	—	414

Cash flows from (used in) financing activities
Dividends paid on preferred shares	—	(35)	—	—	35	—
Dividends paid by subsidiaries to minority interest	—	—	—	—	(35)	(35)
Increase in notes payable	—	—	—	47	—	47
Decrease in notes payable	—	—	—	(52)	—	(52)
Proceeds from issuance of long-term debt	1,150	—	—	—	—	1,150
Repayment of long-term debt	(1,125)	—	—	—	—	(1,125)
Debt issuance cost	(23)	—	—	—	—	(23)
Decrease in capital leases payable	—	(3)	(6)	(9)	—	(18)
Issuance of common shares	10	—	—	—	—	10

Net cash from (used in) financing activities	12	(38)	(6)	(14)	—	(46)

Effect of foreign exchange rate changes on cash and cash equivalents	—	54	—	34	—	88

Net increase (decrease) in cash and cash equivalents	(1)	(314)	(299)	250	—	(364)
Cash and cash equivalents at beginning of period	1	626	1,145	1,720	—	3,492

Cash and cash equivalents at end of period	$—	$312	$846	$1,970	$—	$3,128

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Nortel Networks Corporation (Nortel). The MD&A should be read in combination with our unaudited condensed consolidated financial statements and the accompanying notes. All Dollar amounts in this MD&A are in millions of United States (U.S.) Dollars except per share amounts or unless otherwise stated.

Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and elsewhere herein as well as our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Annual Report) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 (2008 First Quarter Report and 2008 Second Quarter Report, respectively) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are seeking to generate profitable growth by using this focus to identify markets and technologies where we can attain a market leadership position. Key areas of investment include unified communications, 4G broadband wireless technologies, Carrier Ethernet, next-generation optical, advanced applications and services, secure networking, professional services for unified communications and multimedia services. Since 2006, we have announced the implementation of changes to our pension plans to control costs and align with industry-benchmarked companies; initiatives to improve our operations to speed customer responsiveness, improve processes and reduce costs; and organizational simplification through the elimination of approximately 7,100 positions, with an additional 900 positions affected by movement to lower cost locations, and reductions in our real estate portfolio.

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

Cooperation of multiple vendors and effective partnering are critical to the continued success of our solutions for both enterprises and service providers. Demand, timely development and delivery of new products and services to replace a significant base of mature, legacy offerings will also be critical in driving profitable growth. To help support this, we expect to continue to play an active role in influencing emerging broadband and wireless standards.

We believe we are positioned to respond to evolving technology and industry trends by providing our customers with end-to-end solutions that are developed internally and enhanced through strategic alliances, acquisitions and minority investments. We have partnered with industry leaders, like Microsoft, LG Electronics Inc. (LGE), IBM and Dell, whose technology and vision are complementary to ours, and we continue to seek and develop similar relationships with other companies.

Our four reportable segments are: Carrier Networks (CN), Enterprise Solutions (ES), Global Services (GS), and Metro Ethernet Networks (MEN). The CN segment provides wireless networking solutions that enable service providers and cable operators to supply mobile voice, data and multimedia communications services to individuals and enterprises using mobile telephones, personal digital assistants, and other wireless computing and communications devices. CN also offers circuit- and packet-based voice switching products that provide traditional, full featured voice services as well as internet-based voice and multimedia communication services to telephone companies, wireless service providers, cable operators and other service providers. Increasingly, CN addresses customers who want to provide service across both wireless and wired devices. The ES segment provides communication solutions for our enterprise customers that are used to build new networks and transform existing communications networks into more cost effective, packet-based networks supporting data, voice and multimedia communications. The GS segment provides a broad range of services to address the requirements of our carrier and enterprise customers throughout the entire lifecycle of their networks. The MEN segment provides optical networking and carrier grade Ethernet data networking solutions to make our carrier and large enterprise customers’ networks more scalable and reliable for the high speed delivery of diverse multimedia communications services.

Current Environment; November 10, 2008 Announcements

On September 17, 2008, we announced that with the sustained and expanding economic downturn we were experiencing significant pressure as CN customers cut back their capital expenditures further than previously expected and certain ES and MEN customers were deferring new IT and optical investments. As well, since reporting second quarter results, we were seeing additional pressure on revenue due to foreign exchange impact and certain product delivery delays from the third quarter into the fourth quarter. In response to the business environment, we also announced that a comprehensive review of our business was taking place, including planning for further restructuring and other cost reduction initiatives. Further, we announced our intention to explore a divestiture of our MEN business.

In the weeks since our September 17, 2008 announcement, we have seen worsening economic conditions, together with extreme volatility in the financial, foreign exchange and credit markets globally, further impacting the industry, us and our customers and resulting in an environment of decreased visibility and customer spending levels. On November 10, 2008, we announced an update to our business review including a new operating model, planned restructuring of our workforce and other cost reduction actions, and a focus on cash preservation including the suspension of the declaration of Nortel Networks Limited (NNL) preferred share dividends.

Effective January 1, 2009, our new operating model involves the decentralization of several of our corporate functions and a transition to vertically integrated business units to give greater financial and operational control to the business units, and to reduce duplication inherent in a matrix organization:

•

Enterprise customers will be served by the ES business unit that will be responsible for product and portfolio development, research and development (R&D), marketing and sales, partner and channel management, strategic business development and associated functions. It will include the entire communications solutions portfolio (voice, data and unified communications), advanced software and the associated value-added services and solutions.

•

Service Provider customers will be served by two business units with full responsibility for all product, services, applications, portfolio, business and market development, marketing and R&D functions: Carrier Networks (consisting of wireless and carrier value-added activities) and MEN. A dedicated global carrier sales organization will support both business units.

•

The GS and Global Operations organizations will be decentralized and transitioned to the business units by April 1, 2009 to ensure there is no impact to customer service. Commencing as of January 1, 2009, we will include services in the respective financial results for ES, CN and MEN.

These changes allowed for executive and management consolidation across the organization, including the departure of the following executives effective January 1, 2009: Chief Marketing Officer Lauren Flaherty, Chief Technology Officer John Roese, GS President Dietmar Wendt and Executive Vice President Global Sales Bill Nelson.

We also announced effective January 1, 2009, that Gordon Davies is named Chief Legal Officer in addition to his current responsibilities as Corporate Secretary. David Drinkwater, current Chief Legal Officer, will assume the role of Senior Advisor at that time until his retirement from Nortel on February 28, 2009. Also effective January 1, 2009, Lisa Gressel, currently Vice President, Ethics and Compliance is appointed Chief Compliance Officer, reporting to Mr. Davies, with a continuing direct reporting relationship to the Chairman of the Audit Committee of the Nortel Board of Directors. Current Chief Compliance Officer Robert Bartzokas will retire from Nortel at the end of this year. The Internal Audit function, currently reporting into the Chief Compliance Officer, will report to Executive Vice President and Chief Financial Officer Pavi Binning, with a continuing direct reporting relationship to the Chairman of the Audit Committee of the Nortel Board of Directors commencing as of January 1, 2009.

The actions discussed above provided us with the opportunity to take additional actions to reduce our cost base and focus on cash management. We plan to implement a further net reduction in our global workforce of approximately 1,300 positions (2009 Restructuring Plan). We expect that approximately 25% of these reductions will take place in 2008 and the remainder to occur in 2009. As part of this plan we will also shift approximately 200 positions from higher-cost to lower-cost locations. The 2009 Restructuring Plan is expected to result in annual gross savings of approximately $190. We expect total charges to earnings and cash outlays related to workforce reductions to be approximately $130, with approximately 35% of the charges to be incurred in 2008 and the remainder in 2009 and cash outlays to be incurred approximately 15% in 2008 and the remainder in 2009.

Additional measures to reduce costs across the organization and to significantly lower spending levels include:

•	deeper cuts to discretionary spending, including a freeze on internal travel and the curtailing of all travel that is not customer facing;

•	a comprehensive re-evaluation of all real estate holdings with a view to consolidating or disposing of non-essential properties;

•	a further review of consultant and professional service relationships with a view to cut back or eliminate spend in these areas; and

•

a freeze on salary increases (except for strategic exceptions and certain pre-commitments), and an extension of the company-wide hiring freeze already in effect, both of which are expected to last through 2009.

Certain of these and other actions, combined with the 2009 Restructuring Plan and previously announced restructuring plans, are expected to result in annual gross savings of approximately $400 million in 2009.

The Board of Directors of NNL, our principal operating subsidiary, has decided to suspend the declaration of further dividends on NNL’s Series 5 and Series 7 Preferred Shares following payment of the previously announced monthly dividend payable on such shares on November 12, 2008. While NNL is in a position to pay such dividends, its Board of Directors has determined that in this uncertain economic environment it would be prudent to maintain liquidity and preserve cash.

Dividends on the Series 5 Preferred Shares are cumulative and holders of Series 5 Preferred Shares will be entitled to receive unpaid dividends, when declared by the Board of Directors, at such time as NNL resumes payment of dividends on such shares. Dividends on the Series 7 Preferred Shares are non-cumulative and the entitlement of holders of Series 7 Preferred Shares to receive any dividend that has not been declared on such shares within 30 days after NNL’s fiscal year end (i.e., by January 30) will be extinguished. NNL does not expect that its Board of Directors will declare the December dividend on the Series 7 Preferred Shares by January 30, 2009 and, accordingly, it is expected that the entitlement to this dividend will be extinguished as of that date. The share provisions provide that if the right to any dividend on the Series 7 Preferred Shares becomes extinguished, the holders of such shares will be entitled to receive notice of, and attend, all meetings of NNL’s shareholders at which directors are to be elected and will be entitled to one vote per share in respect of the election of directors. These voting rights will cease upon payment of the whole amount of the first dividend declared on the Series 7 Preferred Shares after the time the voting rights first arose.

There is no update at this time on our review of the potential divestiture of the MEN business. We continue to make the appropriate R&D investments and will meet all customer commitments throughout this process.

How We Measure Business Performance

Our president and chief executive officer (CEO) has been identified as our Chief Operating Decision Maker in assessing the performance of and allocating resources to our operating segments. The primary financial measure used by the CEO is Management Operating Margin (Management OM) (previously called Operating Margin (OM) in the 2008 First Quarter Report). When presented on a consolidated basis, Management OM is not a recognized measure under U.S. Generally Accepted Accounting Principles (U.S. GAAP). It is a measure defined as total revenues, less total cost of revenues, selling, general and administrative (SG&A) and R&D expense. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance as well as supplemental information used by management in its financial and operational decision making. These non-U.S. GAAP measures may also facilitate comparisons to our historical performance and our competitors’ operating results.

These non-U.S. GAAP measures should be considered in addition to, but not as a substitute for, the information contained in our unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP. These measures may not be equivalent to similar measurement terms used by other companies.

Prior to the first quarter of 2008, the CEO used management earnings (loss) before income taxes (Management EBT) to measure performance. Management EBT is a measure that includes total revenues, total cost of revenues, SG&A and R&D expense, interest expense, other operating expense (income)—net, other income (expense)—net, minority interest—net of tax and equity in net earnings (loss) of associated companies-net of tax. As per the segment information disclosure in note 5, “Segment information” to the accompanying unaudited condensed consolidated financial statements, comparative information from the prior period has been restated to conform to the current presentation as a result of the change in the primary financial measure used by the CEO beginning in the first quarter of 2008.

Third Quarter Financial Highlights

The following is a summary of our third quarter and first nine months of 2008 financial highlights:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues	$2,319	$2,705	$(386)	(14)	7,699	$7,750	(51)	(1)
Gross profit	908	1,163	(255)	(22)	3,184	3,217	(33)	(1)
Gross margin %	39.2%	43.0%		(3.8 points )	41.4%	41.5%		(0.1 points )
Selling, general and administrative expense	514	613	(99)	(16)	1,686	1,812	(126)	(7)
Research and development expense	377	416	(39)	(9)	1,238	1,248	(10)	(1)

Management OM	17	134	(117)		260	157	103
Management OM %	0.7%	5.0%		(4.3 points )	3.4%	2.0%		1.4 points
Net earnings (loss)	(3,413)	27	(3,440)		(3,664)	(113)	(3,551)

Q3 2008 vs. Q3 2007

During the third quarter of 2008, foreign exchange fluctuations had a favorable impact on revenues of $5, and an unfavorable impact on SG&A and R&D expenses of $5 and $3, respectively, when compared to the third quarter of 2007. The favorable impact on revenues was primarily as a result of a favorable change in the foreign exchange rate of the Euro against the U.S. Dollar, partially offset by an unfavorable change in the foreign exchange rate of the Korean Won against the U.S. Dollar.

•

Revenues decreased 14% to $2,319: Revenues decreased by $386 in the third quarter of 2008 compared to the third quarter of 2007 due to decreases across all segments. From a geographic perspective, the decrease occurred in the U.S., Europe, the Middle East and Africa (EMEA), Canada and Asia, partially offset by an increase in the Caribbean and Latin American (CALA) region. The decrease in the CN segment was primarily due to reduced customer spending as a result of capital expenditure constraints resulting from the expanding economic downturn. The decrease in ES was mainly due to the completion of certain customer contract obligations resulting in the recognition of previously deferred revenues in the third quarter of 2007 that did not repeat to the same extent in the third quarter of 2008. The decrease in MEN was primarily due to significant revenues from a certain customer in the third quarter of 2007 that did not repeat to the same extent in the third quarter of 2008, and reduced demand for our legacy products. The decrease in GS was primarily due to lower sales volumes across multiple customers and the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in the third quarter of 2007 that did not repeat in the third quarter of 2008, partially offset by the favorable impact of foreign exchange fluctuations.

•	Gross margin decreased 3.8 percentage points to 39.2%: The decrease was primarily due to the recognition of previously deferred revenues at a higher margin in the third quarter of 2007 compared to the third quarter of 2008 and higher inventory provisions, partially offset by an increase as a result of cost reduction initiatives and lower warranty costs.

•

Management OM decreased by $117 to $17: The decrease in Management OM was due to a decrease in gross profit, partially offset by decreases in SG&A and R&D expenses. The decrease in gross profit was due primarily to a decrease in volume and lower revenues primarily as a result of recognition of previously deferred revenues in the third quarter of 2007 not repeated to the same extent in the third quarter of 2008, the unfavorable impacts of regional and product mix, price erosion, the reduced impact of purchase price variances and higher inventory provisions. This was partially offset by increases due to cost reduction initiatives, lower warranty and royalty costs and a change in a contract-related accrual in the third quarter of 2008 compared to the third quarter of 2007. SG&A expenses decreased primarily due to cost savings from our previously announced restructuring activities, cost containment efforts, a decrease in charges related to our employee compensation plans, and savings due to lower internal control remediation and finance transformation expenses. R&D expenses decreased primarily due to reduced spending in maturing technologies.

•

Net earnings (loss) decreased from net earnings of $27 to a net loss of $3,413: The decrease in net earnings (loss) was mainly due to higher income tax expense largely as a result of an increase in our deferred tax asset valuation allowance of $2,069. In addition, there was a goodwill impairment charge of $1,142 in the third quarter of 2008 not present in the third quarter of 2007 relating to our MEN and ES segments. For additional information with respect to the increase in our deferred tax asset valuation allowance and the goodwill impairment charge, see “Application of Critical Accounting Policies and Estimates—Income Taxes—Tax Asset Valuation” and “Application of Critical Accounting Policies and Estimates—Goodwill Valuation” sections, respectively.

•

Cash and cash equivalents decreased from $3,071 at June 30, 2008 to $2,304 at September 30, 2008: The decrease in cash and cash equivalents was primarily due to cash used in operating activities of $144, cash used in investing activities of $510, of which $362 was due to the reclassification of our investment in The Reserve Primary Fund (Fund) from cash and cash equivalents to short-term investments, cash used in financing activities of $14 and net unfavorable foreign exchange impacts of $99. For additional information with respect to our investment in the Fund, see “Liquidity and Capital Resources—Investing Activities—Money Market Fund”.

First nine months of 2008 vs. first nine months of 2007

During the first nine months of 2008, foreign exchange fluctuations had a favorable impact on revenues of $109 and an unfavorable impact on cost of revenues, SG&A and R&D expenses of $90, $52 and $39, respectively, when compared to the first nine months of 2007. The foreign exchange impacts were primarily due to changes in the foreign exchange rates, primarily of the Korean Won, the Canadian Dollar and the Euro against the U.S. Dollar.

•

Revenues decreased 1% to $7,699: Revenues decreased by $51 in the first nine months of 2008 compared to the first nine months of 2007 primarily due to decreases in the MEN and CN segments, partially offset by increases in the GS and ES segments. From a geographic perspective, the decrease was due to the U.S., EMEA, Canada and CALA, partially offset by an increase in Asia. The decrease in the MEN segment was primarily due to the completion of a certain customer contract deliverable that resulted from the termination of a supplier agreement in the first nine months of 2007 not repeated in the first nine months of 2008, significant revenues from certain customers in the first nine months of 2007 that did not repeat to the same extent in the first nine months of 2008, and reduced demand for our legacy products. The decrease in CN was mainly due to reduced customer spending as a result of capital expenditure constraints resulting from the expanding economic downturn. The increase in the GS segment was primarily due to higher sales volumes across multiple customers, the recognition of deferred revenues and an adjustment to revenues that resulted from the completion of obligations in connection with the termination of a customer contract in the first nine months of 2008, and the completion of a certain customer contract obligation in LG-Nortel resulting in the recognition of previously deferred revenue.

•

Gross margin remained essentially flat in the first nine months of 2008 compared to the first nine months of 2007: The minor decrease was primarily due to the unfavorable impacts of regional and product mix, price erosion, and higher inventory provisions, substantially offset by an increase as a result of cost reduction initiatives, changes in a contract-related accrual in the first nine months of 2008 compared to the first nine months of 2007 and lower warranty costs.

•

Management OM increased by $103 to $260: The increase in Management OM was primarily due to a decrease in SG&A expense, partially offset by a decrease in gross profit. SG&A expense decreased primarily due to cost savings from our previously announced restructuring activities, cost reduction initiatives, a decrease in sales and marketing efforts in maturing technologies, a decrease in charges related to our employee compensation plans and lower internal control remediation and finance transformation expenses. The decrease in gross profit was primarily due to the unfavorable impacts of regional and product mix, price erosion, a decrease in volume and lower revenues primarily as a result of the recognition of previously deferred revenues in the first nine months of 2007 not repeated to the same extent in the first nine months of 2008, higher inventory provision and the reduced impact of purchase price variances. This decrease was partially offset by cost reduction initiatives, a change in a contract-related accrual in the first nine months of 2008 compared to the first nine months of 2007, higher warranty and royalty costs and the favorable impact of foreign exchange fluctuations.

•

Net loss increased from a net loss of $113 to a net loss of $3,664: The increase in net loss was mainly due to higher income tax expense largely as a result of an increase in our deferred tax asset valuation allowance of $2,069. In addition, there was a goodwill impairment charge of $1,142 in the third quarter of 2008 not present in the third quarter of 2007 relating to our MEN and ES segments. For additional information with respect to the increase in our deferred tax asset valuation allowance and the goodwill impairment charge, see “Application of Critical Accounting Policies and Estimates—Income Taxes—Tax Asset Valuation” and “Application of Critical Accounting Policies and Estimates—Goodwill Valuation” sections, respectively.

•

Cash and cash equivalents decreased from $3,532 at December 31, 2007 to $2,304 at September 30, 2008: The decrease in cash and cash equivalents was primarily due to cash used in operating activities of $478, cash used in investing activities of $594, of which $362 was due to the reclassification of our investment in the Fund from cash and cash equivalents to short-term investments, cash used in financing activities of $58 and net unfavorable foreign exchange impacts of $98. For additional information with respect to our investment in the Fund, see “Liquidity and Capital Resources—Investing Activities—Money Market Fund”.

Other Significant Business Developments

Acquisitions

We made several acquisitions in the three months ended September 30, 2008, as described below. The allocation of the purchase prices for each respective acquisition is based on management’s current best estimate of the relative values of the assets acquired and liabilities assumed. As of September 30, 2008, a full valuation of the net assets has not been finalized; as such the final allocation of each purchase price may differ from the current allocation disclosed.

On August 1, 2008, LG-Nortel Co. Ltd. (LG-Nortel), our joint venture with LGE, acquired 100% of the issued and outstanding stock of Novera Optics Korea Inc. and Novera Optics, Inc. (together, Novera) for $18, plus up to an additional $10 based on the achievement of future business milestones. Novera specializes in fiber-optic access solutions that extend high-speed carrier Ethernet services from optical core networks to customer premises. The preliminary purchase price allocation includes approximately $15 for acquired technology and $3 for net tangible assets.

On August 8, 2008, we purchased substantially all of the assets and certain liabilities of Pingtel Corp. from Bluesocket Inc. for $4 in cash and the return of Nortel’s equity stake in Bluesocket purchased during 2007 for $2, plus up to an additional $4 based on the achievement of future business milestones. Pingtel was a wholly-owned subsidiary of Bluesocket and a designer of software-based unified communication solutions. The preliminary purchase price allocation of $6 primarily consists of acquired technology.

On August 8, 2008, LG-Nortel purchased certain assets and liabilities of LGE’s Wireless Local Loop (WLL) business for $3. WLL’s products include fixed wireless terminals over Code Division Multiple Access (CDMA) and Global System for Mobile communications (GSM) licensed cellular networks. The preliminary purchase price allocation includes approximately $2 for other intangibles and $1 for net tangible assets.

On August 19, 2008, we acquired 100% of the issued and outstanding stock of Diamondware, Ltd. for $5 in cash, plus up to an additional $3 based on the achievement of future business milestones. Diamondware specializes in high-definition, proximity-based 3D-positional voice technology. The preliminary purchase price allocation includes $3 for acquired technology and $2 for other intangibles.

WiMAX Strategic Agreement

On June 11, 2008, we entered into an agreement with Alvarion Ltd. to jointly develop a wireless broadband access solution known as WiMAX. WiMAX is an IEEE standards based technology focused on providing both primary broadband access solutions to underserved broadband markets and personal broadband to a number of industry verticals including healthcare, education, etc. as well as consumer mobile data. For the duration of the agreement, we agreed to terminate our current IEEE 802.16e macro WiMAX BTS commercial product development and instead work with Alvarion to continue the development of a world leading mobile WiMAX (802.16e) portfolio of access products. We will combine this access portfolio with our own ASN Gateway (ASG) as well as numerous products of ours and other third parties, and services to bring a complete and end-to-end WiMAX solution to market. We are not committed to any purchase commitments under the agreement. Alvarion will provide the R&D work for the ongoing evolution of the WiMAX BTS, with the funding assistance, development and engineering expertise provided by us. We will pay Alvarion an agreed amount of R&D funding over the five year term of the agreement.

Senior Notes Offering

On May 28, 2008, Nortel Networks Limited (NNL) completed an offering of 10.75% senior unsecured notes due 2016 (the 2016 Fixed Rate Notes issued May 2008) in an aggregate principal amount of $675. The net proceeds received from the sale of the 2016 Fixed Rate Notes issued May 2008 were approximately $655, after deducting discount on issuance, commissions and other offering expenses. On June 16, 2008, we used these net proceeds, together with available cash, to redeem at par $675 outstanding principal amount, plus accrued and unpaid interest, of our 4.25% convertible senior notes issued by us in 2001 and due September 1, 2008 (the 4.25% Notes due 2008).

2008 Restructuring Plan

In February 2008, we outlined further steps to our Business Transformation plan with the announcement of a plan to implement a further net reduction in our global workforce of approximately 2,100 positions (the 2008 Restructuring Plan). We expect that approximately 70% of these reductions will take place in 2008. As part of this plan we intended to shift approximately 1,000 positions from higher-cost to lower-cost locations, resulting in net workforce reductions of approximately 3,100. Subsequently, expected workforce reductions were reduced by 370 as a result of changes in organizational strategy resulting in the revised gross workforce reductions of approximately 2,700. Further, as a result of decreased R&D spending and continued cost reduction initiatives, we revised the estimated number of lower-cost location hires to approximately 500. The 2008 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and further reduce our global real estate portfolio by approximately 750,000 square feet by the end of 2009. The 2008 Restructuring Plan is expected to result in annual gross savings of approximately $300, with 65% of these savings expected to be achieved in 2008. We originally expected total charges to earnings and cash outlays related to workforce reductions to be approximately $205. We currently expect charges to earnings and cash outlays for workforce reductions to be approximately $185 as a result of higher than expected attrition and redeployment and the reduced workforce reductions. We originally expected total charges to earnings related to the consolidation of real estate to be approximately $70, including approximately $25 related to fixed asset write downs, to be incurred over fiscal 2008 and 2009, and related cash outlays of approximately $45 to be incurred through 2024. We currently expect total charges to earnings related to the consolidation of real estate to be approximately $60, including a revised amount of approximately $15 related to fixed asset writedowns, to be substantially incurred over fiscal 2008 and 2009. Related cash outlays are expected to remain unchanged. Approximately $130 of the total charges relating to the 2008 Restructuring Plan have been incurred during the nine months ended September 30, 2008. The plan also includes the sale of certain real estate assets expected to result in cash proceeds of approximately $70.

Global Class Action Settlement

In 2006, we entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits (the Global Class Action Settlement), which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. Administration of the settlement claims is now substantially complete. Approximately 4% of the settlement shares were issued to certain plaintiffs’ counsel in the first quarter of 2007. Almost all of the remaining settlement shares were distributed in the second quarter of 2008 to claimants and plaintiffs’ counsel as approved by the courts. The cash portion of the settlement that was placed in escrow in 2006 has been distributed by the claims administrator to all of the approved claimants, net of an amount held in reserve by the claims administrator to cover contingencies and certain settlement costs.

Results of Operations

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
United States	$945	$1,159	$(214)	(18)	$3,065	$3,546	$(481)	(14)
EMEA	576	665	(89)	(13)	1,801	1,921	(120)	(6)
Canada	140	204	(64)	(31)	506	555	(49)	(9)
Asia	505	537	(32)	(6)	1,876	1,255	621	49
CALA	153	140	13	9	451	473	(22)	(5)

Consolidated	$2,319	$2,705	$(386)	(14)	$7,699	$7,750	$(51)	(1)

Q3 2008 vs. Q3 2007

Revenues decreased to $2,319 in the third quarter of 2008 from $2,705 in the third quarter of 2007, a decrease of $386 or 14%. The lower revenues were due primarily to decreases in the U.S., EMEA, Canada and Asia. The decrease in the U.S. was mainly due to reduced spending by certain customers due to capital expenditure constraints resulting from the expanding economic downturn. The decrease in EMEA was primarily due to the previously deferred revenues recognized in the third quarter of 2007 that did not repeat in the third quarter of

2008. The decrease in Canada was primarily due to reduced customer spending as a result of a change in 4G technology migration plans by certain customers. The decrease in Asia was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the third quarter of 2007 not repeated in the third quarter of 2008.

U.S.

Revenues decreased by $214 in the U.S. in the third quarter of 2008 compared to the third quarter of 2007, primarily due to decreases in the CN, MEN and ES segments.

The decrease in the CN segment of $167 was due to lower revenues from the CDMA and the circuit and packet voice solutions businesses, partially offset by an increase in the GSM and Universal Mobile Telecommunications System (UMTS) solutions business. The decrease in the CDMA solutions business of $154 was primarily due to reduced customer spending as a result of capital expenditure constraints resulting from the expanding economic downturn. The circuit and packet voice solutions business decreased by $27 mainly due to several major Voice over Internet Protocol (VoIP) buildouts in the third quarter of 2007 that were not repeated in the third quarter of 2008, reduced customer spending as a result of capital expenditure constraints resulting from the expanding economic downturn and a decline in demand for Time Division Multiplexing (TDM) products.

The decrease in the MEN segment of $23 was primarily due to a decrease in the optical networking solutions business of $28, mainly related to significant revenues from a certain customer in the third quarter of 2007 that did not repeat to the same extent in the third quarter of 2008.

ES segment revenues decreased by $16 primarily due to a decrease in the data networking and security solutions business of $19, primarily due to lower sales volumes as a result of reduced customer spending due to the expanding economic downturn.

EMEA

Revenues decreased by $89 in EMEA in the third quarter of 2008 compared to the third quarter of 2007, primarily due to declines in the CN, GS and ES segments.

The decrease in the CN segment of $42 was primarily due to a decrease in the GSM and UMTS solutions business of $56, partially offset by increases in the circuit and packet voice solutions business of $10. The decrease in the GSM and UMTS solutions business was primarily due to the completion of a certain customer contract obligation that resulted in the recognition of previously deferred revenues in the third quarter of 2007 that did not repeat in the third quarter of 2008. The increase in the circuit and packet voice solutions business was mainly due to increased volumes for TDM products related to certain customers.

The decrease in the GS segment of $39 was primarily due to declines in network support services and network implementation services businesses of $20 and $14, respectively. The decrease in the network support services business was primarily due to lower sales volumes across multiple customers, partially offset by the favorable impact of foreign exchange fluctuations. The decrease in the network implementation services business was mainly due to lower sales volumes across various customers and the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in the third quarter of 2007 not repeated in the third quarter of 2008, partially offset by the favorable impact of foreign exchange fluctuations.

The decrease in the ES segment of $6 was due to a decrease in the circuit and packet voice solutions business of $18, partially offset by an increase in the data networking and security solutions business of $12. The decrease in the circuit and packet voice solutions business was mainly due to lower sales volumes. The increase in the data networking and security solutions business was primarily due to higher sales volumes related to our Ethernet switching technology.

Canada

Revenues decreased by $64 in Canada in the third quarter of 2008 compared to the third quarter of 2007. This decrease was primarily due to declines in the CN and MEN segments.

The decrease in the CN segment of $53 was due to decreases in the CDMA solutions and circuit and packet voice solutions businesses of $29 and $24, respectively. The decrease in the CDMA solutions business was primarily due to reduced spending as a result of a change in 4G technology migration plans by certain customers. The decrease in the circuit and packet voice solutions business was mainly due to several major VoIP buildouts in the third quarter of 2007 that were not repeated in the third quarter of 2008, reduced customer spending as a result of capital expenditure constraints resulting from the expanding economic downturn and a decline in demand for TDM products.

MEN segment revenues decreased by $12 due to a decrease in the optical networking solutions business of $12, mainly due to lower sales volumes across several customers and reduced demand for legacy products.

Asia

Revenues decreased by $32 in Asia in the third quarter of 2008 compared to the third quarter of 2007, primarily due to declines in the ES and MEN segments, partially offset by an increase in the GS segment.

The decrease in the ES segment of $38 was primarily due to a decrease in the data networking and security solutions business of $45, mainly due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the third quarter of 2007 not repeated in the third quarter of 2008.

The decrease in the MEN segment of $24 was mainly due to a decrease in the optical networking solutions business of $28, primarily due to the completion of a network expansion in the third quarter of 2007 not repeated in the third quarter of 2008, and reduced demand for legacy products.

The increase in the GS segment of $20 was mainly due to increases in network managed services and network implementation services of $13 and $11, respectively, primarily due to the recognition of deferred revenues and an adjustment to revenues that resulted from the completion of obligations in connection with the termination of a customer contract in the third quarter of 2008.

CALA

Revenues increased by $13 in CALA in the third quarter of 2008 compared to the third quarter of 2007. This increase was primarily due to an increase in the MEN segment, partially offset by a decrease in the CN segment.

The increase in the MEN segment of $17 was due to an increase in the optical networking solutions business, primarily due to increased demand for our next generation products related to our long-haul 40G technology.

The decrease in the CN segment of $5 was mainly due to a decrease in the GSM and UMTS solutions business of $6, primarily due to lower sales volumes across multiple customers.

First nine months of 2008 vs. first nine months of 2007

Revenues decreased to $7,699 in the first nine months of 2008 from $7,750 in the first nine months of 2007, a decrease of $51 or 1%. The lower revenues were due to decreases in the U.S., EMEA, Canada and CALA, partially offset by an increase in Asia. The decrease in the U.S. was mainly due to reduced customer spending as a result of capital expenditure constraints resulting from the expanding economic downturn. The declines in

EMEA and CALA were primarily due to the completion of certain customer contract obligations resulting in the recognition of previously deferred revenue in the first nine months of 2007 that were not repeated in the first nine months of 2008. The decrease in Canada was primarily due to reduced spending by certain customers as a result of a change in 4G technology migration plans by certain customers. The increase in Asia was mainly due to the completion of certain contract obligations for multiple customers in LG-Nortel resulting in the recognition of previously deferred revenues, the recognition of deferred revenues and an adjustment to revenues that resulted from the completion of obligations in connection with the termination of a customer contract in the first nine months of 2008 and increased revenues due to a new contract, partially offset by a decline in revenues outside of LG-Nortel due to reduced customer spending and price erosion.

U.S.

Revenues decreased by $481 in the U.S. in the first nine months of 2008 compared to the first nine months of 2007, due to a decrease across all segments.

The decrease in the CN segment of $319 was due to lower revenues from the CDMA and the circuit and packet voice solutions businesses, partially offset by an increase in the GSM and UMTS solutions business. The decrease in the CDMA solutions business of $249 was primarily due to reduced spending by certain customers as a result of capital expenditure constraints resulting from the expanding economic downturn. The circuit and packet voice solutions business decreased by $75 mainly due to the completion of several VoIP buildouts in the first nine months of 2007 that were not repeated in the first nine months of 2008, reduced customer spending as a result of the expanding economic downturn, and a decline in demand for TDM products.

The decrease in the MEN segment of $109 was due to revenue decreases in both the data networking and security solutions and optical networking solutions businesses of $56 and $53, respectively. The decrease in the data networking and security solutions business was primarily due to the completion of a certain customer contract deliverable that resulted from the termination of a supplier agreement in the first nine months of 2007 not repeated in the first nine months of 2008. The decrease in the optical networking solutions business was due to significant revenues from certain customers in the first nine months of 2007 that did not repeat to the same extent in the first nine months of 2008, and reduced demand for our legacy products.

ES segment revenues decreased by $28 due to a decrease in the data networking and security solutions business of $55, partially offset by an increase in the circuit and packet voice solutions business of $27. The decrease in the data networking and security solutions business was primarily due to the completion of certain customer contract obligations resulting in the recognition of previously deferred revenues in the first nine months of 2007 not repeated to the same extent in the first nine months of 2008 and lower sales volumes related to the declining switch market, partially offset by higher sales volumes related to next generation products. The increase in the circuit and packet voice solutions business was mainly due to higher sales volumes mainly in the first six months of 2008 across several customers.

The decrease in the GS segment of $22 was primarily due to a decrease in the network implementation services business of $16, primarily due to lower sales volumes across multiple customers as a result of capital expenditure constraints resulting from the expanding economic downturn, partially offset by higher revenues for services related to government business.

EMEA

Revenues decreased by $120 in EMEA in the first nine months of 2008 compared to the first nine months of 2007 primarily due to declines in the CN and GS segments, partially offset by an increase in the MEN segment.

The decrease in the CN segment of $101 was primarily due to a decrease in the GSM and UMTS solutions business of $96, mainly as a result of the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in the first nine months of 2007 not repeated in the first nine months of 2008.

The decrease in the GS segment of $27 was primarily due to a decrease in network support services of $37, partially offset by increases in the network implementation services and network managed services businesses of $6 and $4, respectively. The decrease in the network support services business was primarily due to lower sales volumes across multiple customers and the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in the first nine months of 2007 not repeated in the first nine months of 2008, partially offset by an increase due to the favorable impact of foreign exchange fluctuations. The increase in the network implementation services business was mainly due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenue in the first nine months of 2008 not present in the first nine months of 2007 and the favorable impact of foreign exchange fluctuations, partially offset by reduced spending by a certain customer and the completion of certain customer contract obligations resulting in the recognition of previously deferred revenue in the first nine months of 2007 not repeated in the first nine months of 2008.

The increase in the MEN segment of $13 was due to revenue increases in both the optical networking solutions and data networking and security solutions businesses of $8 and $5, respectively. The increase in the optical networking solutions business, which primarily occurred during the first six months of 2008, was mainly due to the completion of certain customer contract obligations resulting in the recognition of previously deferred revenue, volume increases related to our next generation products for long-haul applications, and the favorable impact of foreign exchange fluctuations, partially offset by the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in the first nine months of 2007 that did not repeat in the first nine months of 2008. The increase in the data networking and security solutions business was primarily due to the completion of a certain customer contract deliverable resulting in the recognition of previously deferred revenue and the favorable impact of foreign exchange fluctuations, partially offset by a decrease in volumes related to the declining multi-server switch market.

Canada

Revenues decreased by $49 in Canada in the first nine months of 2008 compared to the first nine months of 2007, primarily due to a decrease in the CN segment, partially offset by revenue increases in the ES and MEN segments.

The decrease in the CN segment of $93 was due to decreases in the CDMA solutions and circuit and packet voice solutions businesses of $72 and $21, respectively. The decrease in the CDMA solutions business was primarily due to reduced spending as a result of a change in 4G technology migration plans by certain customers. The decrease in the circuit and packet voice solutions business was mainly due to the completion of several VoIP buildouts in the first nine months of 2007 that were not repeated in the first nine months of 2008, reduced customer spending as a result of the expanding economic downturn and a decline in demand for TDM products.

The increase in the ES segment of $22 was primarily due to an increase in the circuit and packet voice solutions business of $26, mainly as a result of higher sales volumes across several customers.

MEN segment revenues increased by $12 primarily due to an increase in the optical networking solutions business of $7 that largely resulted from higher sales volumes and the favorable impact of foreign exchange fluctuations, partially offset by reduced demand for our legacy products.

CALA

Revenues decreased by $22 in CALA in the first nine months of 2008 compared to the first nine months of 2007, primarily due to a decrease in the CN segment, partially offset by increases in the MEN and ES segments.

The decrease in the CN segment of $44 was mainly due to a decrease in the GSM and UMTS solutions business of $48, primarily from the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in the first nine months of 2007 not repeated in the first nine months of 2008.

The increase in the MEN segment of $12 was primarily due to an increase in the optical networking solutions business of $13, mainly from higher sales volumes related to our next generation products.

ES segment revenues increased by $11 primarily due to an increase in the circuit and packet voice solutions business of $9, mainly from higher sales volumes related to our VoIP technology and the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenue.

Asia

Revenues increased by $621 in Asia in the first nine months of 2008 compared to the first nine months of 2007, primarily due to increases in the CN, GS and ES segments, partially offset by a decrease in the MEN segment.

The increase in the CN segment of $488 was primarily due to an increase in the GSM and UMTS solutions and CDMA solutions businesses of $406 and $86, respectively. The increase in the GSM and UMTS solutions business was mainly due to the completion of certain contract obligations for multiple customers in LG-Nortel resulting in the recognition of previously deferred revenues, and increased revenues resulting from a customer contract in the first nine months of 2008 not present in the first nine months of 2007, partially offset by a decline in revenues outside of LG-Nortel due to reduced customer spending and price erosion. The increase in the CDMA solutions business was primarily due to higher sales volumes and the recognition of deferred revenues and an adjustment to revenues that resulted from the completion of obligations in connection with the termination of a customer contract in the first nine months of 2008.

The increase in the GS segment of $123 was mainly due to increases in the network implementation services business of $101, primarily due to the recognition of deferred revenues and an adjustment to revenues that resulted from the completion of obligations in connection with the termination of a customer contract in the first nine months of 2008, the completion of a certain customer contract obligation in LG-Nortel that resulted in the recognition of previously deferred revenue, and higher sales volumes across multiple customers.

The increase in the ES segment of $10 was due to an increase in the circuit and packet voice solutions business of $45, partially offset by a decrease in the data networking and security solutions business of $35. The increase in the circuit and packet voice solutions business was primarily due to higher sales volumes in the first nine months of 2008 across several customers and the timing of recognition of product deliverables commencing in the fourth quarter of 2007. The decrease in the data networking and security solutions business was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the first nine months of 2007 not repeated in the first nine months of 2008.

The decrease in the MEN segment of $2 was due to a decrease in the optical networking solutions business of $26, partially offset by an increase in the data networking and security solutions business of $24. The decrease in the optical networking solutions business was mainly due to the completion of a network expansion in the third quarter of 2007 not repeated to the same extent in the third quarter of 2008 and reduced demand for our legacy products. The increase in the data networking and security solutions business was mainly due to higher sales volumes related to a specific customer primarily in the first six months of 2008 and the completion of network deployment for certain customers resulting in the recognition of previously deferred revenue.

Gross Margin

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change		2008	2007	$ Change	% Change
Gross profit	$908	$1,163	$(255)	(22)		$3,184	$3,217	$(33)	(1)
Gross margin	39.2%	43.0%		(3.8 points	)	41.4%	41.5%		(0.1 points	)

Q3 2008 vs. Q3 2007

Gross profit decreased to $908 in the third quarter of 2008 compared to $1,163 in the third quarter of 2007, a decrease of $255 or 22%. The decrease in gross profit was due primarily to a decrease in volume mainly resulting from reduced spending as a result of a change in 4G technology migration plans by certain customers and lower revenues primarily as a result of recognition of $180 in previously deferred revenues in the third quarter of 2007 not repeated to the same extent in the third quarter of 2008, the unfavorable impacts of regional and product mix, and price erosion of $112, the reduced impact of purchase price variances of $46 and higher inventory provisions of $22. This was partially offset by increases due to cost reduction initiatives of $82, lower warranty and royalty costs of $18 and a change of $11 in a contract-related accrual in the third quarter of 2008 compared to the third quarter of 2007.

Gross margin decreased to 39.2% from 43.0%, a decrease of 3.8 percentage points primarily due to the recognition of previously deferred revenues at a higher margin in the third quarter of 2007 compared to the third quarter of 2008 and higher inventory provisions of 7.5 percentage points. This decrease was partially offset by increases as a result of cost reduction initiatives and lower warranty costs of 3.0 and 0.6 percentage points, respectively.

First nine months of 2008 vs. first nine months of 2007

Gross profit decreased to $3,184 in the first nine months of 2008 compared to $3,217 in the first nine months of 2007, a decrease of $33 or 1%. The decrease was primarily due to the unfavorable impacts of regional and product mix and price erosion of $150, the reduced impact of purchase price variances of $68, a decrease in volume, and lower revenues primarily as a result of the recognition of previously deferred revenues in the first nine months of 2007 not repeated to the same extent in the first nine months of 2008 of $32, and higher inventory provisions of $5. This decrease was partially offset by cost reduction initiatives of $147, a change of $29 in a contract-related accrual in the first nine months of 2008 compared to the first nine months of 2007, the favorable impact of foreign exchange fluctuations of $6, and lower warranty and royalty costs of $4.

Gross margin remained essentially flat in the first nine months of 2008 compared to the first nine months of 2007. Cost reduction initiatives, and changes in a contract-related accrual in the first nine months of 2008 compared to the first nine months of 2007 resulted in an increase to gross margin of 2.3 percentage points. This increase was entirely offset by a decrease in gross margin as a result of the unfavorable impacts of regional and product mix, and price erosion of 1.9 percentage points and higher inventory provisions of 0.4 percentage points.

Management OM

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change		2008	2007	$ Change	% Change
Management OM	$17	$134	$(117)	(87)		$260	$157	$103	66
Management OM as a percentage of revenues	0.7%	5.0%		(4.3 points	)	3.4%	2.0%		1.4 points

Q3 2008 vs. Q3 2007

Management OM decreased to $17 in the third quarter of 2008 from $134 in the third quarter of 2007, a decrease of $117 or 87%. Management OM as a percentage of revenue decreased by 4.3 percentage points in the third quarter of 2008 compared to the third quarter of 2007. The decrease in Management OM was due to a decrease in gross profit of $255 as explained above, partially offset by declines in SG&A and R&D expenses of $99 and $39, respectively. The decrease in SG&A was mainly due to decreases in the Other and CN segments of $65 and $29, respectively, as a result of cost savings from our previously announced restructuring activities, cost containment efforts, decreases in charges related to our employee compensation plans and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities. The decrease in R&D was mainly due to reduced spending on maturing technologies.

First nine months of 2008 vs. first nine months of 2007

Management OM increased to $260 in the first nine months of 2008 from $157 in the first nine months of 2007, an increase of $103 or 66%. Management OM as a percentage of revenue increased by 1.4 percentage points in the first nine months of 2008 compared to the first nine months of 2007. The increase in Management OM was due to decreases in both SG&A and R&D expenses by $126 and $10, respectively, partially offset by a decrease in gross profit of $33 as explained above. The decrease in SG&A was mainly due to decreases in the Other and CN segments of $131 and $39, respectively, partially offset by increases in the ES and GS segments of $30 and $19, respectively. The decrease in SG&A was primarily due to cost savings from our previously announced restructuring activities, cost containment efforts, a decreased investment in sales and marketing efforts in maturing technologies, a decrease in charges related to our employee compensation plans and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities. This was partially offset by increased investment in sales and marketing efforts in expected growth areas.

Special Charges

The following table sets forth special charges by restructuring plan:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
2008 Restructuring Plan	$27	$—	$27		$130	$—	$130
2007 Restructuring Plan	19	36	(17)	(47)	67	144	(77)	(53)
2006 Restructuring Plan	—	13	(13)	(100)	(1)	18	(19)	(106)
2004 Restructuring Plan	3	3	—	—	8	5	3	60
2001 Restructuring Plan	1	4	(3)	(75)	1	5	(4)	(80)

Total special charges	$50	$56	$(6)	(11)	$205	$172	$33	19

2008 Restructuring Plan

On February 27, 2008, we announced a restructuring plan that included net workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower- cost locations, resulting in gross workforce reductions of approximately 3,100. Subsequently, expected workforce reductions were reduced by 370 as a result of changes in organizational strategy, resulting in revised gross workforce reductions of approximately 2,700. Further, as a result of decreased R&D spending and continued cost reduction initiatives, we revised the estimated number of lower-cost location hires to approximately 500. As a result of these adjustments, net workforce reductions are expected to be approximately 2,200. The reductions will occur through both voluntary attrition and involuntary terminations. In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing our various business locations and further consolidating real estate requirements. We originally expected total charges to earnings and cash outlays related to workforce reductions to be approximately $205. We currently expect charges to earnings and cash outlays for workforce reductions to be approximately $185 as a result of higher than expected attrition and redeployment and reduced workforce reductions, which is expected to be substantially incurred over fiscal 2008 and 2009. We originally expected total charges to earnings related to the consolidation of real estate to be approximately $70, including approximately $25 related to fixed asset write downs, to be incurred over fiscal 2008 and 2009, and related cash outlays of approximately $45 to be incurred through 2024. We currently expect total charges to earnings related to the consolidation of real estate to be approximately $60, including a revised amount of approximately $15 related to fixed asset writedowns, to be substantially incurred over fiscal 2008 and 2009. Related cash outlays are expected to remain unchanged. Approximately $130 of the total charges relating to the 2008 Restructuring Plan have been incurred during the nine months ended September 30, 2008. Approximately 70% of the total restructuring expense related to the 2008 Restructuring Plan is expected to be incurred by the end of 2008.

2007 Restructuring Plan

In the first quarter of 2007, as part of our continuing efforts to increase competitiveness by improving profitability and overall business performance, we announced a restructuring plan that included net workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations (the 2007 Restructuring Plan), resulting in gross workforce reductions of 3,900. During the year ended December 31, 2007, approximately 150 additional reductions were identified and incorporated into the plan with associated costs of approximately $15, and a revision of approximately 300 fewer position reductions with associated costs of approximately $18 was made as a result of a change in strategy regarding shared services. During the current quarter, workforce reductions were further reduced by approximately 200 as a result of changes in organizational strategy. As a result, we currently expect the gross workforce reductions to be approximately 3,550. Further, as a result of decreased R&D spending and continued cost reduction initiatives, we revised the estimated number of higher to lower-cost location hires to approximately 400. As a result of these further adjustments, net workforce reductions are now expected to be approximately 3,150. The reductions will occur through both voluntary attrition and involuntary terminations. In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing our various business locations and consolidating real estate requirements. We originally expected total charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $340 and $320, respectively, and expected that workforce reductions and shifting of positions would account for $260 of the estimated expense as a result of reduced workforce reductions, and $80 would relate to real estate consolidations. As of September 30, 2008, we expect total charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $280 and $260, respectively. We now expect that workforce reductions and shifting of positions will account for $200 of the estimated expense, and $80 will relate to real estate consolidation. The workforce reductions are expected to be completed by the end of 2008 and the charges for ongoing lease costs are to be substantially incurred by the end of 2024. Approximately $238 of the total charges relating to the 2007 Restructuring Plan have been incurred as of September 30, 2008.

2006 Restructuring Plan

During the second quarter of 2006, in an effort to increase competitiveness by improving profitability and overall business performance, we announced a restructuring plan that included workforce reductions of approximately 1,900 positions (the 2006 Restructuring Plan). The workforce reductions occurred primarily in the U.S. and Canada and spanned all of our segments. We originally estimated the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan to be approximately $100. During 2007, the program was determined to be substantially complete resulting in a total reduction of 1,750 positions with a revised total cost of approximately $85. The cost revisions were primarily due to higher voluntary attrition reducing the number of involuntary actions requiring the payment of benefits.

2004 and 2001 Restructuring Plans

During 2004 and 2001, we implemented work plans to streamline operations through workforce reductions and real estate optimization strategies (the 2004 Restructuring Plan and the 2001 Restructuring Plan). All of the charges with respect to the workforce reductions have been incurred. The cash payments and ongoing lease costs are to be substantially incurred by the end of 2016 for the 2004 Restructuring Plan and the end of 2013 for the 2001 Restructuring Plan.

The following table sets forth special charges by segment for each of the three and nine months ended September 30:

	Enterprise Solutions	Carrier Networks	Metro Ethernet Networks	Global Services	Total
2008 Restructuring Plan	$7	$12	$4	$4	$27
2007 Restructuring Plan	2	15	1	1	19
2006 Restructuring Plan	—	—	—	—	—
2004 Restructuring Plan	1	1	1	—	3
2001 Restructuring Plan	—	1	—	—	1

Total special charges for the three months ended September 30, 2008	$10	$29	$6	$5	$50

2008 Restructuring Plan	$44	$47	$19	$20	$130
2007 Restructuring Plan	6	49	10	2	67
2006 Restructuring Plan	—	(1)	—	—	(1)
2004 Restructuring Plan	2	3	2	1	8
2001 Restructuring Plan	—	1	—	—	1

Total special charges for the nine months ended September 30, 2008	$52	$99	$31	$23	$205

2007 Restructuring Plan	$5	$20	$4	$7	$36
2006 Restructuring Plan	2	3	1	7	13
2004 Restructuring Plan	1	2	—	—	3
2001 Restructuring Plan	1	3	—	—	4

Total special charges for the three months ended September 30, 2007	$9	$28	$5	$14	$56

2007 Restructuring Plan	$22	$86	$24	$12	$144
2006 Restructuring Plan	3	6	2	7	18
2004 Restructuring Plan	2	3	—	—	5
2001 Restructuring Plan	1	4	—	—	5

Total special charges for the nine months ended September 30, 2007	$28	$99	$26	$19	$172

Gain on Sales of Businesses and Assets

We did not have any material asset or business dispositions in the first nine months of 2008 and 2007.

Shareholder Litigation Settlement Recovery

Under the terms of the Global Class Action Settlement, we agreed to pay $575 in cash and issue 62,866,775 Nortel Networks Corporation (NNC) common shares (NNC common shares), and we will contribute to the plaintiffs one-half of any recovery resulting from our ongoing litigation against certain of our former officers.

As a result of the Global Class Action Settlement, we established a litigation settlement provision and recorded a charge to our full-year 2005 financial results of $2,474 (net of insurance proceeds of $229, which were placed in escrow in 2006). Of this amount, $575 related to the cash portion, which we placed in escrow on June 1, 2006, plus $5 in accrued interest, and $1,899 related to the equity component. We adjusted the equity component in each quarter since February 2006 to reflect the fair value of the equity component. The final adjustment to the fair value of the equity component occurred on March 20, 2007, the date the settlement became effective. As of March 20, 2007, the fair value of the equity component had decreased to $1,626, including a recovery of $54 in the first quarter of 2007 up to March 20, 2007. Additionally, as of March 20, 2007, the litigation settlement provision related to the equity component was reclassified to additional paid-in-capital within shareholders’ equity as the number of shares was fixed at such date. The restricted cash and corresponding litigation reserve related to the cash portion of the settlement are under the direction of the escrow agents and our obligation has been satisfied and as a result the balances have been released. Administration of the settlement claims is now substantially complete. Approximately 4% of the settlement shares were issued to certain plaintiffs’ counsel in the first quarter of 2007. Almost all of the remaining settlement shares were distributed in the second quarter of 2008, to claimants and plaintiffs’ counsel as approved by the courts. During the third quarter of 2008, fair value of $21 relating to the settlement shares distributed in the third quarter of 2008 was reclassified from additional paid in capital to common stock. The cash portion of the settlement that was placed in escrow in 2006 has been distributed by the claims administrator to all of the approved claimants, net of an amount held in reserve by the claims administrator to cover contingencies and certain settlement costs.

For additional information, see “Executive Overview—Significant Business Developments—Global Class Action Settlement”.

Other Operating Expense (Income)—Net

The components of other operating expense (income)—net were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007(a)	2008	2007(a)
Royalty license income—net	$(9)	$(6)	$(25)	$(20)
Litigation charges (recovery)—net	—	—	11	(8)
Other—net	17	(1)	28	(1)

Other operating expense (income)—net	$8	$(7)	$14	$(29)

(a)	Includes items that were previously reported as non-operating and have been reclassified from “Other income—net” accordingly.

In the third quarter of 2008, other operating expense (income)—net was an expense of $8, primarily due to a charge related to an other than temporary impairment of an investment and a sales tax expense of $3 and $12, respectively, partially offset by royalty income from cross patent license agreements of $9. For the nine months ended September 30, 2008, other operating expense (income)—net was an expense of $14, primarily due to litigation charges of $11 related to a patent infringement lawsuit settlement, a charge related to an other than temporary impairment of an investment and a sales tax expense of $12 each, partially offset by royalty income from cross patent license agreements of $25.

In the third quarter of 2007, other operating expense (income)—net was income of $7, primarily due to $6 in royalties from patented technology. Other operating expense (income)—net was income of $29 for the first nine months of 2007, primarily due to $20 in royalties from patented technologies and $8 in litigation recovery primarily due to a bankruptcy claim settlement.

Other Income (Expense)—Net

The components of other income—net were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Losses on sale and writedowns of investments	$(4)	$—	$(6)	$(5)
Currency exchange gains (losses)—net	(7)	67	8	136
Other—net	(10)	28	(21)	25

Other income (expense)—net	$(21)	$95	$(19)	$156

In the third quarter of 2008, other income (expense)—net was an expense of $21, primarily due to costs associated with acquisition-related activities of $10, and losses related to foreign exchange fluctuations of $7. Other income (expense)—net was an expense of $19 for the first nine months of 2008, primarily due to Other expense of $21 mainly as a result of costs associated with acquisition-related activities of $10, partially offset by gains related to foreign exchange fluctuations of $8.

In the third quarter of 2007, other income (expense)—net was income of $95, primarily due to foreign exchange gains of $67, changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting of $16 and sub-lease income of $3. Other income (expense)—net was income of $156 for the first nine months of 2007, primarily due to foreign exchange gains of $136 and sub-lease income of $15, partially offset by other than temporary impairment of $5.

Interest Expense

Interest expense decreased by $26 and $64 in the third quarter and first nine months of 2008, respectively, compared to the third quarter and first nine months of 2007. The decreases were primarily due to lower LIBOR rates and lower borrowing costs due to the $1,150 in unsecured convertible senior notes issued in March 2007 (Convertible Notes), that refinanced $1,125 of the $1,800 4.25% Notes due 2008. The remaining $675 of the 4.25% Notes due 2008 was refinanced in the first half of 2008 (see “Significant Business Developments” for more information).

Income Tax Expense

During the third quarter and first nine months of 2008, we recorded tax expense of $2,129 and $2,226, respectively, on loss from operations before income taxes, minority interests and equity in net earnings of associated companies of $1,263 and $1,286, respectively. Included in the loss from operations before income taxes, minority interests and equity in net earnings of associated companies is an impairment related to goodwill in the amount of $1,142 that impacted the company’s effective tax rate for the three and nine months ended September 30, 2008. The tax expense of $2,226 is largely comprised of several significant items including $1,103 for the establishing a full valuation allowances against our net deferred tax asset in Canada, and $816 and $150 to increasing the valuation allowances against the deferred tax assets in the U.S. and the U.K. respectively. Also included in income tax expense is $103 of income taxes on profitable entities in Asia and Europe including a $6 valuation allowance release in Germany based on earnings, $34 of income taxes resulting from revisions to prior year tax estimates, $20 from increases in uncertain tax positions and other taxes of $22 primarily related to withholding taxes and taxes on preferred share dividends in Canada. This tax expense was partially offset by a $22 benefit derived from various tax credits and R&D-related incentives.

During the third quarter and first nine months of 2007, we recorded an income tax expense of $50 and $74, respectively, on earnings of $119 and $35 before income taxes, minority interests and equity in net earnings of associated companies, respectively. The tax expense of $74 is largely comprised of $67 of income taxes on profitable entities in Asia and Europe, including a reduction of our deferred tax assets in EMEA, $33 of income taxes relating to tax rate reductions enacted during the first nine months of 2007 in EMEA and Asia, and other taxes of $12 primarily related to tax on preferred share dividends in Canada. This tax expense was partially offset by a $22 benefit derived from various tax credits, primarily R&D-related incentives, and a $14 benefit in EMEA as a result of transfer pricing adjustments.

We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS 109, which requires us to establish a tax valuation allowance when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, adjustments to our valuation allowance based on actual results will result in a significant adjustment to our effective tax rate. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes — Tax Asset Valuation” in this section of this report.

Segment Information

Carrier Networks

The following table sets forth revenues and Management OM for the CN segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues
CDMA solutions	$423	$592	$(169)	(29)	$1,424	$1,654	$(230)	(14)
GSM and UMTS solutions	297	341	(44)	(13)	1,281	1,014	267	26
Circuit and packet voice solutions	102	147	(45)	(31)	373	479	(106)	(22)

Total Revenues	$822	$1,080	$(258)	(24)	$3,078	$3,147	$(69)	(2)

Management OM	$80	$169	$(89)	(53)	$523	$498	$25	5

Q3 2008 vs. Q3 2007

CN revenues decreased to $822 in the third quarter of 2008 from $1,080 in the third quarter of 2007, a decrease of $258 or 24%, due to decreases across all businesses. CDMA and circuit and packet voice solutions decreased as a result of reduced spending by certain customers due to capital expenditure constraints resulting from the expanding economic downturn. An additional factor causing the decrease in circuit and packet voice solutions were several major VoIP buildouts in the third quarter of 2007 that did not repeat in the third quarter of 2008. GSM and UMTS solutions decreased primarily as a result of the completion of a certain customer contract obligation that resulted in the recognition of previously deferred revenues in the third quarter of 2007 that did not repeat in the third quarter of 2008, and lower sales volumes across multiple customers.

CDMA solutions decreased by $169 primarily due to declines in the U.S. and Canada of $154 and $29, respectively, partially offset by an increase in Asia of $7. The decrease in the U.S. was primarily due to reduced spending by certain customers as a result of capital expenditure constraints resulting from the expanding economic downturn, while the decrease in Canada was primarily due to reduced spending as a result of a change in 4G technology migration plans by certain customers. The increase in Asia was primarily due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenue, partially offset by lower sales volumes in LG-Nortel.

The decline in circuit and packet voice solutions of $45 was primarily due to a decline in the U.S. and Canada of $27 and $24, respectively, partially offset by an increase in EMEA of $10. The decreases in the U.S. and Canada were primarily due to several major VoIP buildouts in the third quarter of 2007 that were not repeated in the third quarter of 2008, reduced customer spending as a result of capital expenditure constraints resulting from the expanding economic downturn, and a decline in demand for TDM products. The increase in EMEA was primarily due to increased volumes for TDM products related to certain customers.

GSM and UMTS solutions decreased by $44 primarily due to a decline in EMEA of $56, partially offset by an increase in the U.S. of $14. The decrease in EMEA was primarily due to the completion of a certain customer contract obligation that resulted in the recognition of previously deferred revenues in the third quarter of 2007 that did not repeat in the third quarter of 2008. The increase in the U.S. was primarily due to the completion of a certain customer contract obligation that resulted in the recognition of previously deferred revenues in the third quarter of 2008.

CN Management OM decreased to $80 in the third quarter of 2008 from $169 in the third quarter of 2007, a decrease of $89. This decrease was a result of a decrease in gross profit of $147, partially offset by decreases in both SG&A and R&D expenses of $29.

CN gross profit decreased to $375 from $522, while gross margin decreased to 45.6% from 48.3%. The decrease in gross profit was primarily due to lower sales volumes in the third quarter of 2008 compared to the third quarter of 2007, lower gross margins resulting from negative product and regional mix, and higher inventory provisions, partially offset by an increase due to our cost reduction initiatives and lower warranty costs. The decrease in SG&A expense was primarily due to cost containment efforts and a decrease in bad debts. The decrease in R&D expense was mainly due to reduced spending on maturing technologies, partially offset by an increase in spending on investments that we believe have the greatest potential for growth.

First nine months of 2008 vs. first nine months of 2007

CN revenues decreased to $3,078 in the first nine months of 2008 from $3,147 in the first nine months of 2007, a decrease of $69 or 2%. The decrease was due to declines in the CDMA solutions and circuit and packet voice solutions businesses, partially offset by an increase in the GSM and UMTS solutions business. The decrease in the CDMA solutions business was primarily due to reduced spending by certain customers as a result of capital expenditure constraints resulting from the expanding economic downturn, while the decline in the circuit and packet voice solutions business was primarily due to certain customer contracts in the first nine months of 2007 not repeated in the first nine months of 2008. The increase in the GSM and UMTS solutions business was primarily due to the completion of certain contract obligations for multiple customers in LG-Nortel resulting in the recognition of previously deferred revenues in the first half of 2008.

CDMA solutions decreased by $230 primarily due to declines in the U.S. and Canada of $249 and $72, respectively, partially offset by an increase in Asia of $86. The decrease in the U.S. was primarily due to reduced spending by certain customers as a result of capital expenditure constraints resulting from the expanding economic downturn, while the decrease in Canada was primarily due to reduced spending as a result of a change in 4G technology migration plans by certain customers. The increase in Asia was primarily due to higher sales volumes and the recognition of deferred revenues and an adjustment to revenues that resulted from the completion of obligations in connection with the termination of a customer contract in the first nine months of 2008.

The decline in circuit and packet voice solutions of $106 was primarily due to declines in the U.S. and Canada of $75 and $21, respectively, which largely resulted from the completion of several VoIP buildouts in the first nine months of 2007 that were not repeated in the first nine months of 2008, reduced customer spending as a result of the expanding economic downturn, and a decline in demand for TDM products.

GSM and UMTS solutions increased by $267 primarily due to an increase in Asia of $406, partially offset by declines in EMEA and CALA of $96 and $48, respectively. The increase in Asia was primarily due to the completion of certain contract obligations for multiple customers in LG-Nortel resulting in the recognition of previously deferred revenues and increased revenues resulting from a customer contract in the first quarter of 2008 not present in the first nine months of 2007, partially offset by a decline in revenues outside of LG-Nortel due to reduced customer spending and price erosion. The declines in EMEA and CALA were primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in the first nine months of 2007 not repeated in the first nine months of 2008.

CN Management OM increased to $523 in the first nine months of 2008 from $498 in the first nine months of 2007, an increase of $25 as a result of decreases in SG&A and R&D expenses of $39 and $31, respectively, partially offset by a decrease in gross profit of $45.

CN gross profit decreased to $1,477 from $1,522, while gross margin decreased to 48.0% from 48.4%. The decrease in gross profit was primarily due to lower sales volumes as a result of reduced spending by certain customers due to capital expenditure constraints resulting from the expanding economic downturn, and charges related to excess and obsolete inventory, partially offset by cost reduction initiatives. The decrease in SG&A expense was mainly due to a decreased investment in sales and marketing efforts in maturing technologies and cost containment efforts. The decrease in R&D expense was primarily due to reduced spending for maturing technologies, partially offset by an increase in spending on investments that we believe have the greatest potential for growth.

Enterprise Solutions

The following table sets forth revenues and Management OM for the ES segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues
Circuit and packet voice solutions	$422	$426	$(4)	(1)	$1,293	$1,194	$99	8
Data networking and security solutions	194	245	(51)	(21)	574	664	(90)	(14)

Total Revenues	$616	$671	$(55)	(8)	$1,867	$1,858	$9	1

Management OM	$(5)	$11	$(16)	(145)	$(50)	$(7)	$(43)	(614)

Q3 2008 vs. Q3 2007

ES revenues decreased to $616 in the third quarter of 2008 from $671 in the third quarter of 2007, a decrease of $55 or 8%, due to declines in the data networking and security solutions and circuit and packet voice solutions businesses.

Data networking and security solutions decreased by $51, primarily due to decreases in Asia and the U.S. of $45 and $19, respectively, partially offset by an increase in EMEA of $12. The decrease in Asia was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the third quarter of 2007 not repeated in the third quarter of 2008. The decrease in the U.S. was mainly due to lower sales volumes as a result of reduced customer spending due to the expanding economic downturn. The increase in EMEA was mainly due to higher sales volumes related to our Ethernet switching technology.

The circuit and packet voice solutions business decreased by $4, primarily due to a decrease in EMEA of $18, partially offset by increases in Asia, Canada and the U.S. of $7, $5 and $3, respectively. The decrease in EMEA was primarily due to lower sales volumes. The increases in Asia, Canada and the U.S. were mainly due to higher sales volumes.

ES Management OM decreased to a loss of $5 in the third quarter of 2008 from earnings of $11 in the third quarter of 2007, a decrease of $16. The decrease was a result of a decrease in gross profit of $21 and an increase in SG&A expense of $1, partially offset by a decrease in R&D expense of $6.

ES gross profit decreased to $284 in the third quarter of 2008 from $305 in the third quarter of 2007, while gross margin increased from 45.5% to 46.1%. The decrease in gross profit was primarily a result of a decrease in sales volumes, partially offset by a favorable product mix. The increase in SG&A expense was primarily due to increased investment in sales and marketing efforts in expected growth areas and the unfavorable impact of foreign exchange fluctuations, partially offset by headcount reductions and other cost containment efforts. The decrease in R&D expense was mainly due to decreased investment in maturing technologies, partially offset by the unfavorable impact of foreign exchange fluctuations.

First nine months of 2008 vs. first nine months of 2007

ES revenues increased to $1,867 in the first nine months of 2008 from $1,858 in the first nine months of 2007, an increase of $9 or 1%, due to an increase in the circuit and packet voice solutions business, partially offset by a decrease in the data networking and security solutions business.

Circuit and packet voice solutions increased by $99 primarily due to increases in Asia, the U.S. and Canada of $45, $27 and $26, respectively, partially offset by a decline in EMEA of $8. The increase in Asia was primarily due to the timing of recognition of product deliverables commencing in the fourth quarter of 2007 and higher sales volumes across several customers in the first nine months of 2008. The increases in the U.S. and Canada largely resulted from higher sales volumes across several customers primarily in the first six months of 2008. The decrease in EMEA was primarily due to lower sales volumes across several customers, partially offset by the favorable impact of foreign exchange fluctuations and higher sales volumes specifically in LG-Nortel primarily as a result of the timing of recognition of product deliverables commencing in the fourth quarter of 2007.

Data networking and security solutions decreased by $90 primarily due to decreases in the U.S. and Asia of $55 and $35, respectively. The decrease in the U.S. was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the first nine months of 2007 not repeated to the same extent in the first nine months of 2008 and lower sales volumes related to the declining switch market, partially offset by higher sales volumes related to next generation products. The decrease in Asia was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the first nine months of 2007 not repeated in the first nine months of 2008.

ES Management OM decreased to a loss of $50 in the first nine months of 2008 from a loss of $7 in the first nine months of 2007, a decrease of $43. The decrease was a result of increases in SG&A and R&D expenses of $30 and $15, respectively, partially offset by an increase in gross profit of $2.

ES gross profit increased to $850 in the first nine months of 2008 from $848 in the first nine months of 2007, while gross margin essentially remained flat. The increase in gross profit was primarily a result of higher sales volumes and lower costs due to cost improvements in the supply chain, partially offset by higher warranty costs. SG&A expense increased primarily due to increased investment in sales and marketing efforts in expected growth areas and the unfavorable impact of foreign exchange fluctuations, partially offset by headcount reductions and other cost containment efforts. R&D expense increased mainly due to increased investment in opportunities that we believe have the greatest potential for growth, and the unfavorable impact of foreign exchange fluctuations.

Global Services

The following table sets forth revenues and Management OM for the GS segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues	$507	$540	$(33)	(6)	$1,559	$1,482	$77	5

Management OM	$59	$105	$(46)	(44)	$214	$255	$(41)	(16)

Q3 2008 vs. Q3 2007

GS revenues decreased to $507 in the third quarter of 2008 from $540 in the third quarter of 2007, a decrease of $33 or 6%. The decrease was due to declines in the network support services and network implementation services businesses, partially offset by an increase in the network managed services business.

The decrease in network support services of $23 was primarily due to a decrease in EMEA of $20 that resulted from lower sales volumes across multiple customers, partially offset by the favorable impact of foreign exchange fluctuations.

Revenues in network implementation services decreased by $21 primarily as a result of decreases in EMEA and the U.S. of $14 and $12, respectively, partially offset by an increase in Asia of $11. The decrease in EMEA was mainly due to lower sales volumes across various customers and the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in the third quarter of 2007 not repeated in the third quarter of 2008, partially offset by the favorable impact of foreign exchange fluctuations. The decrease in the U.S. was primarily due to lower sales volumes across multiple customers as a result of the expanding economic downturn. The increase in Asia was mainly due to the recognition of deferred revenues and an adjustment to revenues that resulted from the completion of obligations in connection with the termination of a customer contract in the third quarter of 2008.

The increase in network managed services of $11 was mainly due to an increase in Asia of $13, partially offset by a decrease in EMEA of $5. The increase in Asia was primarily due to the recognition of deferred revenues and an adjustment to revenues that resulted from the completion of obligations in connection with the termination of a customer contract in the third quarter of 2008. The decrease in EMEA was primarily a result of lower sales volumes across multiple customers.

GS Management OM decreased to $59 in the third quarter of 2008 from $105 in the third quarter of 2007, a decrease of $46. The decrease was a result of a decrease in gross profit of $44 and an increase in R&D expense of $3, partially offset by a decrease in SG&A expense of $1.

GS gross profit decreased to $141 in the third quarter of 2008 from $185 in the third quarter of 2007, while gross margin decreased from 34.3% to 27.8%. The decrease in gross profit was primarily a result of lower sales volumes across multiple customers and lower gross margins due to unfavorable service and customer mix. R&D expense increased primarily due to increased investment in opportunities that we believe have the greatest potential for growth. SG&A expense decreased mainly due to cost containment efforts.

First nine months of 2008 vs. first nine months of 2007

GS revenues increased to $1,559 in the first nine months of 2008 from $1,482 in the first nine months of 2007, an increase of $77 or 5%. The increase was due to increases in the network implementation services and network managed services businesses, partially offset by a decrease in the network support services business.

Revenues in network implementation services increased by $79 primarily as a result of an increase in Asia of $101, partially offset by a decrease in the U.S. of $16. The increase in Asia was primarily due to the recognition of deferred revenues and an adjustment to revenues that resulted from the completion of obligations in connection with the termination of a customer contract in the first nine months of 2008, the completion of a certain customer contract obligation in LG-Nortel resulting in the recognition of previously deferred revenue and higher sales volumes across multiple customers. The decrease in the U.S. was primarily due to lower sales volumes across multiple customers as a result of capital expenditure constraints resulting from the expanding economic downturn, partially offset by higher revenues for services related to government business.

The increase in network managed services of $25 was mainly due to increases in Asia and EMEA of $17 and $4, respectively. The increase in Asia was primarily due to higher sales volumes with a certain customer and the recognition of deferred revenues and an adjustment to revenues that resulted from the completion of obligations in connection with the termination of a customer contract in the first nine months of 2008. The increase in EMEA was mainly due to the favorable impact of foreign exchange fluctuations.

Network support services revenues decreased $27 primarily due to decreases in EMEA and the U.S. of $37 and $7, respectively, partially offset by increases in Canada and Asia of $10 and $5, respectively. The decrease in EMEA was mainly due to lower sales volumes across multiple customers and the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in the first nine months of 2007 not repeated in the first nine months of 2008, partially offset by an increase due to the favorable impact of foreign exchange fluctuations. Revenues in the U.S. decreased primarily due to lower sales volumes across multiple customers. The increase in Canada was primarily due to higher sales volume across multiple customers. The increase in Asia was primarily due to higher sales volume across multiple customers, partially offset by a decrease that was primarily a result of the unfavorable impact of foreign exchange fluctuations.

GS Management OM decreased to $214 in the first nine months of 2008 from $255 in the first nine months of 2007, a decrease of $41. The decrease was a result of a decrease in gross profit of $11 and increases in SG&A and R&D expenses of $19 and $11, respectively.

GS gross profit decreased to $469 in the first nine months of 2008 from $480 in the first nine months of 2007, while gross margin decreased from 32.4% to 30.1%. The decrease in gross profit was primarily a result of reduced gross margins due to a contract related to a specific customer and other high cost projects, partially offset by higher gross profit as a result of higher sales volumes. The increase in SG&A expense was primarily due to increased investment in product management and marketing efforts in expected growth areas, partially offset by a decrease in bad debts and reduced spending. The increase in R&D expense was primarily due to increased investment in the development of new services as well as investments to improve our current service offerings.

Metro Ethernet Networks

The following table sets forth revenues and Management OM for the MEN segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues
Optical networking solutions	$255	$305	$(50)	(16)	$802	$853	$(51)	(6)
Data networking and security solutions	62	55	7	13	220	243	(23)	(9)

Total Revenues	$317	$360	$(43)	(12)	$1,022	$1,096	$(74)	(7)

Management OM	$(18)	$2	$(20)	(1,000)	$(26)	$(8)	$(18)	(225)

Q3 2008 vs. Q3 2007

MEN revenues decreased to $317 in the third quarter of 2008 from $360 in the third quarter of 2007, a decrease of $43 or 12%. The decrease was due to a decrease in the optical network solutions business, partially offset by an increase in the data networking and security solutions business.

Revenues in the optical networking solutions business decreased $50 primarily due to declines in the U.S., Asia and Canada of $28, $28, $12, respectively, partially offset by an increase in CALA of $17. In addition to the factors listed below, revenues in each of the U.S., Asia and Canada were impacted by reduced demand for legacy products. The decrease in the U.S. was primarily due to significant revenues from a certain customer in the third quarter of 2007 that did not repeat to the same extent in the third quarter of 2008. Revenues in Asia decreased primarily due to the completion of a network expansion in the third quarter of 2007 not repeated to the same extent in the third quarter of 2008. The decrease in Canada was primarily due to lower sales volumes across several customers. The increase in CALA was primarily due to increased demand for our next generation products related to our long-haul 40G technology.

The increase in the data networking and security solutions business of $7 was primarily due to an increase in the U.S. of $5, mainly related to revenues from a new contract with a certain customer in the third quarter of 2008.

MEN Management OM decreased to a loss of $18 in the third quarter of 2008 from earnings of $2 in the third quarter of 2007, a decrease of $20. The decrease was a result of a decrease in gross profit of $41, partially offset by declines in R&D and SG&A expenses of $16 and $5, respectively.

MEN gross profit decreased to $96 in the third quarter of 2008 from $137 in the third quarter of 2007, while gross margin decreased from 38.1% to 30.3%. The decrease in gross profit was primarily a result of lower sales volumes, charges related to certain inventory provisions, increased costs due to a settlement with one of our suppliers, price erosion and product mix, an impairment related to a software license asset and the unfavorable impact of foreign exchange fluctuations, partially offset by cost reduction initiatives. R&D expense decreased primarily due to reduced spending in maturing technologies, and SG&A expense decreased primarily due to cost containment efforts.

First nine months of 2008 vs. first nine months of 2007

MEN revenues decreased to $1,022 in the first nine months of 2008 from $1,096 in the first nine months of 2007, a decrease of $74 or 7%. The decrease was due to declines in both the optical networking solutions and data networking and security solutions businesses.

The decrease in the optical networking solutions business of $51 was primarily due to declines in the U.S. and Asia of $53 and $26, respectively, partially offset by increases in CALA and EMEA of $13 and $8, respectively. The decreases in the U.S. and Asia were primarily due to the same factors that impacted the optical networking solutions business revenues in the third quarter in those regions. Revenues in CALA increased primarily due to higher sales volumes related to our next generation products. The increase in EMEA, which occurred primarily in the first half of 2008, was largely due to the completion of certain customer contract obligations resulting in the recognition of previously deferred revenue, volume increases related to our next generation products for long-haul applications, and the favorable impact of foreign exchange fluctuations, partially offset by the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in the first nine months of 2007 that did not repeat in the first nine months of 2008.

Revenues in the data networking and security solutions business decreased $23 primarily due to a decrease in the U.S. of $56, partially offset by an increase in Asia of $24. The decrease in the U.S. was primarily due to the completion of a certain customer contract deliverable that resulted from the termination of a supplier agreement in the first nine months of 2007 not repeated in the first nine months of 2008. The increase in Asia was mainly due to higher sales volume related to a specific customer in the first six months of 2008 and the completion of network deployment for certain customers resulting in the recognition of previously deferred revenue.

MEN Management OM decreased to a loss of $26 in the first nine months of 2008 from a loss of $8 in the first nine months of 2007, a decrease of $18. The decrease was a result of a decrease in gross profit of $31, partially offset by declines in R&D and SG&A expenses of $8 and $5, respectively.

MEN gross profit decreased to $348 in the first nine months of 2008 from $379 in the first nine months of 2007, while gross margin essentially remained flat. The decrease in gross profit was primarily due to charges related to certain inventory provisions, the completion of two significant customer contract obligations that resulted in the recognition of previously deferred revenues in the first nine months of 2007 not repeated in the first nine months of 2008, increased costs due to a settlement with one of our suppliers, price erosion and unfavorable product mix and higher warranty and royalty costs, partially offset by our cost reduction initiatives and the favorable impact of foreign exchange fluctuations. R&D expense decreased primarily due to reduced spending in maturing technologies, partially offset by the unfavorable impact of foreign exchange fluctuations and increased investment in opportunities that we believe have the greatest potential for growth. SG&A expense decreased primarily as a result of cost containment efforts, partially offset by the unfavorable impact of foreign exchange fluctuations.

Other

The following table sets forth revenues and Management OM for the Other segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues	$57	$54	$3	6	$173	$167	$6	4

Management OM	$(99)	$(153)	$54	35	$(401)	$(581)	$180	31

Q3 2008 vs. Q3 2007

Other revenues are comprised of revenues from Nortel Government Solutions Incorporated (NGS) and other revenues. Other revenues increased to $57 in the third quarter of 2008 from $54 in the third quarter of 2007, an increase of $3 or 6%. The increase was due to higher revenues in the U.S., Canada and Asia of $2, $1, and $1, respectively.

Other Management OM includes corporate charges. Management OM for Other improved to a loss of $99 in the third quarter of 2008 from a loss of $153 in the third quarter of 2007, a decrease in loss of $54. The decrease was primarily due to a decrease in SG&A expense of $65, partially offset by an increase in R&D expense of $9. The decrease in SG&A expense was primarily due to cost savings from our previously announced restructuring activities, cost containment efforts, a decrease in charges related to our employee compensation plans, and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities.

First nine months of 2008 vs. first nine months of 2007

Other revenues increased to $173 in the first nine months of 2008 from $167 in the first nine months of 2007, an increase of $6 or 4%. The increase was due to increases in Canada, Asia and EMEA of $6, $2 and $1, respectively, offset by a decrease in the U.S. of $3.

Other Management OM improved to a loss of $401 in the first nine months of 2008 from a loss of $581 in the first nine months of 2007, a decrease in loss of $180. The decrease was primarily due to an increase in gross profit of $52 and a decrease in SG&A expense of $131, partially offset by an increase in R&D expense of $3. The decrease in SG&A expense was primarily due to cost savings from our previously announced restructuring activities, cost containment efforts, a decrease in charges related to our employee compensation plans, and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities. The increase in gross profit was primarily due to cost reduction initiatives.

Liquidity and Capital Resources

Overview

We continue to experience significant pressure on our business and deterioration of our cash and liquidity as customers across all our businesses, in particular in North America, respond to increasingly worsening macroeconomic and industry conditions and uncertainty by delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally has compounded the situation, further impacting customer orders as well as normal seasonality trends. These factors are impacting on our ability to accurately forecast our performance, results and cash position. As highlighted elsewhere in this MD&A, we have a number of initiatives underway and planned with a view to mitigating the effects of these pressures.

We experienced a significant cash outflow in the third quarter of 2008 mainly due to the net loss, pension and restructuring payments, one time payments to Flextronics and LGE and unfavorable foreign exchange impact. The third quarter cash balance also reflects the reclassification of our investment in The Reserve Primary Fund from cash and cash equivalents to investments. We expect to experience cash outflow in the coming quarters with some regional variances, in particular a greater risk of cash outflow in North America.

We currently expect to end the year with a cash and cash equivalents balance of approximately $2,300, plus a balance of about $85 reflecting the remainder of The Reserve Primary Fund investment that we expect will continue to be classified as short term investments at year end. Thus, at year end Nortel currently expects that together cash and cash equivalents and short term investments will be about $2,400. We do not have any long-term debt due until July 2011.

Our primary source of liquidity is our cash balance. We have made significant cash payments related to our restructuring programs, debt servicing costs and pension plans over the past several years, and expect to continue to do so in 2009. Our currently expected pension plan funding requirements in 2009 are subject to change principally as a result of the significant decline in the value of the assets held in our pension plans due to the adverse conditions in the financial markets globally. If we elect, or are required, to increase contributions to fund our pension plans in 2009, our available cash for other purposes will be reduced.

As well, more than half of our consolidated cash position as of September 30, 2008 was located outside of North America. While historically our cash resources have been generally available to fund our global cash requirements, regional conditions may limit our future ability to freely deploy our cash throughout the corporate group, thereby placing greater pressure and reliance on regional cash balances and generation capacity. Furthermore, approximately $400 of our cash and cash equivalents as at September 30, 2008 relates to the aggregate cash balances in certain joint ventures or other majority owned subsidiaries, of which the full amount is consolidated under GAAP in our reported cash balance. We would only receive our proportionate share of that cash if the entity were to pay a dividend or other cash distribution.

As we have previously reported, our ability to access capital markets is subject to market conditions and certain limitations including our and NNL’s credit ratings and covenant restrictions in our indentures. Current market conditions have further restricted our ability to access capital. In September, S&P revised its outlook on Nortel from positive to stable, and Moody’s revised its outlook on Nortel from stable to negative. A downgrade by either S&P or Moody’s could further restrict our ability to access capital. As well, a downgrade would provide EDC the option to suspend or terminate the EDC Support Facility, in which case, absent a waiver, we may need to use cash collateral to support our future bonding needs, however existing amounts outstanding under this facility would not be affected. Further, a downgrade may affect the terms under which some customers and suppliers would be willing to continue to do business with us and the price of our publicly traded securities.

We believe our cash will be sufficient to fund our business model and meet our customer commitments over the 12 month period commencing October 1, 2008, including the cash expenditures outlined under “Future Uses of Liquidity”, however our ability to do so could be adversely impacted by some or all of the factors noted above. In light of this and the current uncertain environment, in order to bolster our liquidity and competitiveness, we have a number of initiatives planned and underway, in addition to those announced earlier this year.

On November 10, we announced planned reductions in our cost-base including the 2009 Restructuring Plan that will involve the net reduction of the workforce by about 1,300 positions and other additional cost reduction measures across the organization including:

•	deeper cuts to discretionary spending, including a freeze on substantially all internal travel and the curtailing of all travel that is not customer facing;

•	a comprehensive re-evaluation of all real estate holdings with a view to consolidating or disposing of non-essential properties;

•	a further review of consultant and professional service relationships with a view to cut back or eliminate spend in these areas; and

•

a freeze on salary increases (except for strategic exceptions and certain pre-commitments), and an extension of our company-wide hiring freeze already in effect, both of which are expected to last through 2009.

Certain of these and other actions, combined with the 2009 Restructuring Plan and previously announced plans, are expected to result in annual gross savings of approximately $400 million in 2009. See “Executive Overview—Current Environment; November 10, 2008 Announcements” for further information on our revised operating model and the cost reduction and restructuring plans.

We have tightened our cash investment policies around concentration limits and maturities, and investment quality parameters. Further, while NNL is in a position to declare and pay such dividends, the Board of Directors of NNL has decided to suspend dividend payments on NNL’s Series 5 and Series 7 preferred shares subsequent to the payment of the previously declared preferred share dividend payable on November 12. The Board determined that in light of the current uncertain economic environment this step was prudent to preserve cash.

Looking forward, our ability to reduce cash outflow from operations will depend upon our ability to generate profitable revenue streams, as well as the implementation and success of our revised operating model and cost reduction initiatives, and the continuing impact of the economic and financial market conditions on our customers and in particular on their purchasing decisions. The adequacy and ultimate success of our revised operating model and the cost reduction initiatives is uncertain and cannot be assured. We will continue to be proactive with respect to these matters and, if deemed advisable, will consider the sale of other assets or businesses, further restructurings and such other measures as circumstances warrant.

Cash Flow

Our total cash and cash equivalents excluding restricted cash decreased by $1,228 in the first nine months of 2008 to $2,304, due to cash used in operating, investing and financing activities, and the unfavorable impact of foreign exchange fluctuations on cash and cash equivalents.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity for the nine months ended September 30, 2008 and 2007, and cash on hand as of September 30, 2008 and 2007, respectively:

	For the Nine Months Ended September 30,
	2008	2007	Change
Net loss	$(3,664)	$(113)	$(3,551)
Non-cash items	3,777	342	3,435
Changes in operating assets and liabilities:
Accounts receivable—net	632	247	385
Inventories—net	(94)	(60)	(34)
Accounts payable	(137)	(48)	(89)

	401	139	262
Deferred costs	386	104	282
Income taxes	—	2	(2)
Payroll, accrued and contractual liabilities	(435)	(532)	97
Deferred revenue	(64)	(181)	117
Advanced billings in excess of revenues recognized to date on contracts	(704)	109	(813)
Restructuring liabilities	21	23	(2)
Other	(196)	(128)	(68)

Changes in other operating assets and liabilities	(992)	(603)	(389)
Global Class Action Settlement—net	—	(585)	585

Net cash from (used in) operating activities	(478)	(820)	342
Net cash from (used in) investing activities	(594)	414	(1,008)
Net cash from (used in) financing activities	(58)	(46)	(12)
Effect of foreign exchange rate changes on cash and cash equivalents	(98)	88	(186)

Net increase (decrease) in cash and cash equivalents	(1,228)	(364)	(864)
Cash and cash equivalents at beginning of period	3,532	3,492	40

Cash and cash equivalents at end of period	$2,304	$3,128	$(824)

Operating Activities

In the first nine months of 2008, our net cash used in operating activities of $478 resulted from a net loss of $3,664 plus adjustments for non-cash items of $3,777 and net uses of cash of $992 due to changes in other operating assets and liabilities, partially offset by cash of $401 from changes in operating assets and liabilities. The net cash used in other operating activities was mainly due to the reduction of advance billings of $704 primarily as a result of the completion of contracts in LG-Nortel, partially offset by the change in deferred costs of $386 due to the release of related revenues. The use of cash for payroll, accrued and contractual liabilities of $435 was primarily due to bonus payments and sales compensation accruals, SG&A and interest accruals. The change of $196 in the category of Other, under operating assets and liabilities, was primarily comprised of pension payments. The primary additions to our net loss for non-cash items were deferred income taxes of $2,113 primarily related to an increase in our deferred tax asset valuation allowance, goodwill impairment charge of $1,142 relating to our MEN and ES segments, amortization and depreciation of $254, and minority interest of $154. For additional information with respect to the increase in our deferred tax asset valuation allowance and the goodwill impairment charge, see “Application of Critical Accounting Policies and Estimates—Income Taxes—Tax Asset Valuation” and “Application of Critical Accounting Policies and Estimates—Goodwill Valuation” sections, respectively.

In the first nine months of 2007, our net cash used in operating activities of $820 resulted from a net loss of $113 plus adjustments for non-cash items of $342, net cash from operating assets and liabilities of $139, net cash used in other operating assets and liabilities of $603 and a cash outlay of $585 resulting from the extinguishment of the liabilities related to the Global Class Action Settlement. The primary additions to our net income for non-cash items were pension and other accruals of $200, amortization and depreciation of $231, share-based compensation expense of $86 and minority interests of $76. These additions were partially offset by the fair value adjustment to the non-cash portion of the recovery of $54 from the Global Class Action Settlement and other non-cash changes of $187, primarily due to foreign exchange impacts on long-term assets and liabilities of $124. The net cash from operating assets and liabilities was primarily due to an inflow of cash from changes in accounts receivable of $247, which was partially offset by cash used in inventory and accounts payable.

Accounts Receivable

	September 30, 2008	December 31, 2007	$ Change	% Change
Accounts receivable	$1,951	$2,583	$(632)	(24)
Days sales outstanding in accounts receivable (DSO)(a)	76	72

(a)	DSO is the average number of days our receivables are outstanding based on a 90 day cycle. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers. DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Accounts receivable decreased to $1,951 as at September 30, 2008 from $2,583 as at December 31, 2007, a decrease of $632, or 24%. This decrease was due to our continued focus on improving our billing process, and the seasonality in our revenue profile, with our revenue being typically lower in the third quarter than in the fourth quarter of the previous year. The four day increase in DSO was due to the seasonality of our revenue profile and the timing of the billings in the third quarter.

Inventory

	September 30, 2008	December 31, 2007	$ Change	% Change
Inventory—net (excluding deferred costs)	$573	$513	$60	12
Net inventory days (NID)(a)	36	26

(a)	NID is the average number of days from procurement to sale of our product based on a 90 day cycle. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories—net (excluding deferred costs) by the cost of revenues for the quarter and multiplying by 90 days.

Inventory, excluding deferred costs, increased to $573 as at September 30, 2008 from $513 as at December 31, 2007, an increase of $60 or 12%. NID increased by 10 days compared to the fourth quarter of 2007. This increase in NID was primarily due to a decrease in the cost of revenues and inventory build up related to customer service improvements initiatives and purchase of inventory for orders to be delivered in the fourth quarter of 2008.

Accounts Payable

	September 30, 2008	December 31, 2007	$ Change	% Change
Trade accounts payable	$1,015	$1,152	$(137)	(12)
Days of purchasing outstanding in accounts payable (DPO)(a)	65	58

(a)	DPO is the average number of days from when we receive purchased goods and services until we pay our suppliers based on a 90 day cycle. DPO for each quarter is calculated by dividing the quarter end trade and other accounts payable by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Trade accounts payable decreased to $1,015 as at September 30, 2008 from $1,152 at December 31, 2007, a decrease of $ 137 or 12%. This decrease in the trade accounts payable balance is attributable to spending levels consistent with normal business trends. DPO increased by seven days compared to the fourth quarter of 2007, primarily due to improved supplier payment terms and the continued focus on working capital management.

Deferred Revenue

Billing terms and collections periods related to arrangements whereby we defer revenue are generally similar to other revenue arrangements. Similarly, payment terms and cash outlays related to products and services associated with delivering under these arrangements are also generally similar to other revenue arrangements. As a result, neither cash inflows nor outflows are unusually impacted under arrangements in which revenue is deferred, compared to arrangements in which revenue is not deferred, and the DSO and DPO include all these arrangements.

Investing Activities

In the first nine months of 2008, our net cash used in investing activities was $594, primarily due to an increase in short-term and long-term investments of $362 as described below, expenditures for plant and equipment of $129 and acquisition of investments and businesses, net of cash acquired, of $110.

In the first nine months of 2007, our net cash from investing activities was $414, driven by a decrease in restricted cash and cash equivalents of $575, primarily related to the finalization of the Global Class Action Settlement, and proceeds of $89 primarily related to the sale of our facility located in Montreal, Quebec, partially offset by expenditures for plant and equipment of $140.

Money Market Funds

As part of our cash management strategy, we invest in institutional and government money market funds, which are considered highly liquid and which we generally account for as cash and cash equivalents. We had invested approximately $362 in the Fund, which was rated AAA (Standard & Poors) and Aaa (Moodys). On September 16, 2008, the Fund announced that it was reducing to zero the value of its holdings of debt securities issued by Lehman Brothers Holdings, Inc. and, as a result, the net asset value (NAV) of the Fund was reduced from $1 to $0.97. On September 19, 2008, the Fund filed with the SEC an application to temporarily suspend rights of redemption and announced an intent to ensure an orderly liquidation of securities in the Fund. To account for these developments, we have reclassified our investment in the Fund from cash and cash equivalents to short-term investments, except for approximately $6, which we have classified as long term investments, and have booked an impairment of $10 to reflect the decline in the Fund’s NAV. On October 31, 2008, the Fund distributed approximately 50% of the funds back to investors of which our share was approximately $184. We will re-assess its classification as a short-term investment as further information is made available on timing of liquidation of the Fund.

Financing Activities

In the first nine months of 2008, our net cash used in financing activities was $58, primarily due to the repayment of the 4.25% Notes due 2008 plus accrued and unpaid interest, dividends of $30 paid by NNL related to its outstanding preferred shares, and debt issuance costs of $13. This was partially offset by the $668 in proceeds received from the issuance of $675 of the 2016 Fixed Rate Notes issued May 2008, of which approximately $655 was used, along with available cash, for the redemption of $675 of the 4.25% Notes due 2008.

In the first nine months of 2007, our net cash used in financing activities was $46, resulting primarily from the redemption, in the third quarter of 2007, of $1,125, plus accrued and unpaid interest, of our 4.25% Notes due 2008, using the $1,150 proceeds relating to our offering of the Convertible Notes completed in the first quarter of

2007. Additionally, we incurred debt issuance costs of $23 related to the offering, and paid dividends of $35. The dividend payments were primarily paid by NNL on its outstanding preferred shares.

Other Items

In the first nine months of 2008, our cash decreased by $98 due to the unfavorable effects of changes in foreign exchange rates, primarily of the Korean Won, the Euro, the British Pound and the Canadian Dollar against the U.S. Dollar.

In the first nine months of 2007, our cash increased by $88 due to favorable effects of changes in foreign exchange rates, primarily of the Canadian Dollar, the British Pound and the Euro against the U.S. Dollar.

Fair Value Measurements

As discussed in Note 12 to the unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, (SFAS 157), effective January 1, 2008. We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities and in some cases, derivative contracts, for which fair values totaled $19 and $10, respectively, as of September 30, 2008.

Our auction rate security instruments are classified as available-for-sale securities and reflected at fair value. In prior periods, due to the auction process which took place approximately every 30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157. However, due to events in credit markets during the first nine months of 2008, the auction events for most of these instruments failed. Therefore, we have determined the estimated fair values of these securities utilizing discounted expected cash flows (Level 3) as of September 30, 2008. We currently believe that there has been no decline in the fair value of the auction rate securities, because the underlying assets for these securities are almost entirely backed by the U.S. federal government. In addition, we entered into an agreement with the broker from whom we purchased these securities, whereby at anytime during the period from June 30, 2010 through July 2, 2012, we are entitled to sell the then remaining outstanding balance of these securities, if any, to such broker at par. Our holdings of auction rate securities represent less than one percent of our total cash and cash equivalents and short-term investments balance as of September 30, 2008. We believe that any difference between our estimate of fair value of our investments and an estimate that would be arrived at by another party would have no impact on earnings, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

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

Senior Notes Offering

On May 28, 2008, NNL completed the offering of the 2016 Fixed Rate Notes issued May 2008 in the U.S. to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the Securities Act) to persons outside the U.S. pursuant to Regulation S under the Securities Act and to accredited investors in Canada pursuant to applicable private placement exemptions.

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

Future Uses and Sources of Liquidity

Future Uses of Liquidity

Our cash requirements for the 12 months commencing October 1, 2008 are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•

cash contributions for pension, post retirement and post employment funding of approximately $380. If the actual results of the plans differ from the assumptions, we may be required to make additional cash contributions. We expect that, if the current economic condition does not improve, actual results will differ from the assumptions. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced;

•	capital expenditures of approximately $200; and

•	costs related to workforce reductions and real estate actions in connection with our active restructuring plans of approximately $310.

Also, from time to time, we may purchase or redeem our outstanding debt securities and/or convertible notes and may enter into acquisitions or joint ventures as opportunities arise.

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under special charges, employee benefit obligations (see discussion above) and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of September 30, 2008 from the amounts disclosed as of December 31, 2007 in our 2007 Annual Report, with the exception of the addition of the long-term debt related to the issuance of the 2016 Fixed Rate Notes issued May 2008 and the related redemption of the 4.25% Notes due 2008. See “Cash Flow—Senior Notes Offering” discussed above.

As a result of the acquisitions made in the three months ended September 30, 2008, we may be liable for future cash obligations of up to $17 based on the achievement of future business milestones. See “Significant Business Developments—Acquisitions” for additional information.

Future Sources of Liquidity

Available support facility

On February 14, 2003, NNL entered into a $750 support facility with Export Development Canada (the EDC Support Facility). NNL’s obligations under the EDC Support Facility are guaranteed by Nortel Networks Inc. (NNI). As of September 30, 2008, the EDC Support Facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments with individual amounts of up to $25, of which $130 was outstanding; and

•	$450 of uncommitted revolving support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $63 was outstanding.

The EDC Support Facility provides that EDC may suspend its obligation to issue NNL any additional support if events occur that could have a material adverse effect on NNL’s business, financial position or results of operation. In addition, the EDC Support Facility can be suspended or terminated if an event of default has occurred and is continuing under the EDC Support Facility or if NNL’s senior unsecured long-term corporate debt rating by Moody’s Investors Service (Moody’s) has been downgraded to less than B3 or if its debt rating by Standard & Poor’s (S&P) has been downgraded to less than B-.

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

Short-form registration of securities

In June 2007, we again became eligible to make use of short-form registration statements for the registration of our securities with the U.S. Securities and Exchange Commission (SEC). Although we filed a shelf registration statement with the SEC in 2002, the information contained in that shelf-registration statement is not current. In order to make use of a short-form registration statement for issuance of securities, we would need to either update the information contained in that shelf registration statement or file a new shelf registration statement and a new base shelf prospectus containing current, updated information.

Credit Ratings

	Moody’s	S&P
NNC’s Corporate Family Rating/NNL’s Corporate Credit Rating	B3	B–
NNL’s $2,675 high-yield notes consisting of the July 2006 Notes and the 2016 Fixed Rate Notes issued May 2008	B3	B–
NNC’s $1,150 Convertible Notes consisting of the 2012 notes and 2014 notes	B3	B–
NNL’s $200 notes due 2023	B3	CCC
Nortel Networks Capital Corporation’s $150 notes due 2026	B3	CCC
NNL Preferred Shares:
Series 5	Caa1	CCC–
Series 7	Caa1	CCC–

On May 21, 2008, S&P revised NNL’s outlook to positive from stable. On May 21, 2008, Moody’s upgraded the ratings on NNL’s Preferred Shares to Caa1 from Caa3. On September 17, 2008, S&P revised NNL’s outlook to stable from positive. On September 23, 2008, Moody’s revised NNC’s outlook to negative from stable. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries about us or NNL, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance-related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.

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

The following table provides information related to these types of bonds as of:

	September 30, 2008	December 31, 2007
Bid and performance-related bonds(a)	$175	$155
Other bonds(b)	59	54

Total bid, performance related and other bonds	$234	$209

(a)	Net of restricted cash and cash equivalents amounts of $4 and $5 as of September 30, 2008 and December 31, 2007, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $7 and $27 as of September 30, 2008 and December 31, 2007, respectively.

The EDC Support Facility is used to support bid, performance-related and other bonds with varying terms. Any bid or performance related bonds with terms that extend beyond September 30, 2011 are generally not eligible for the support provided by this facility. If the facility is not further extended beyond December 31, 2011, we would likely need to utilize cash collateral to support the issuance of bid, performance-related and other related bonding obligations.

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

We regularly enter into multiple contractual agreements with the same customer. These agreements are reviewed to determine whether they should be evaluated as one arrangement in accordance with AICPA Technical Practice Aid (TPA 5100.39), “Software revenue recognition for multiple-element arrangements”.

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

Our assessment of which authoritative standard is applicable to an element also can involve significant judgment. For instance, the determination of whether software is more than incidental to a hardware element determines whether the hardware element is accounted for pursuant to AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), or based on general revenue recognition guidance as set out in SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” (SAB104). This assessment could significantly impact the amount and timing of revenue recognition.

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

For elements related to customized network solutions and certain network build-outs, revenues are recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1) generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on these contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of SOP 81-1 contracts provide for progress billings based on completion of certain phases of work. Unbilled SOP 81-1 contract revenues recognized are accumulated in the contracts in progress account included in accounts receivable—net. Billings in excess of revenues recognized to date on these contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities until recognized as revenue. This classification also applies to billings in advance of revenue recognized on combined units of accounting under Emerging Issues Task Force (EITF) Issue No 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) that contain both SOP 81-1 and non-SOP 81-1 elements. Significant judgment is also required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss).

If we are unable to develop reasonably dependable cost or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed. The completed contract method is also applied to all SOP 81-1 units of accounting valued at under $0.5, as these are short-term in duration and our results of operations would not vary materially from those resulting if we applied the percentage-of-completion method of accounting.

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

Revenue for software and software related elements is recognized pursuant to SOP 97-2. Software related elements within the scope of SOP 97-2 are defined in EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, as those explicitly included within paragraph 9 of SOP 97-2 (e.g. software products, upgrades/enhancements, post-contract customer support, and services) as well as any non-software deliverables where the software is deemed essential to the functionality. For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable. Revenue related to post-contract customer support (PCS) including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.

Under SOP 97-2 or under EITF 00-21, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of when (i) the undelivered element is delivered or (ii) fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

The collectibility of trade and notes receivables is also critical in determining whether revenue should be recognized. As part of the revenue recognition process, we determine whether trade or notes receivables are reasonably assured of collection and whether there has been deterioration in the credit quality of our customers that could result in our inability to collect the receivables. We will defer revenue but recognize related costs if we are uncertain about whether we will be able to collect the receivable. As a result, our estimates and judgment regarding customer credit quality could significantly impact the timing and amount of revenue recognition. We generally do not sell under arrangements with extended payment terms.

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

•

In many instances, our contractual billing arrangements do not match the timing of the recognition of revenue. Often this occurs in contracts accounted for under SOP 81-1 where we generally recognize the revenue based on a measure of the percentage of costs incurred to date relative to the estimated total expected contract costs. We estimate that approximately 8% of our deferred revenue balance relates to contractual arrangements where billing milestones preceded revenue recognition.

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources—Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As of
	September 30, 2008	December 31, 2007	$ Change	% Change
Deferred revenue	$1,531	$1,619	$(88)	(5)
Advance billings	786	1,490	(704)	(47)

Total deferred revenue	$2,317	$3,109	$(792)	(25)

Total deferred revenue decreased by $792 in the first nine months of 2008 as a result of reductions related to the net release of approximately $682, other adjustments of $11 and foreign exchange fluctuations of $99. The release of deferred revenue to revenue is net of additional deferrals recorded during the first nine months of 2008.

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves:

	As of
	September 30, 2008	December 31, 2007
Gross accounts receivable	$1,994	$2,645
Provision for doubtful accounts	(43)	(62)

Accounts receivable—net	$1,951	$2,583

Accounts receivable provision as a percentage of gross accounts receivable	2%	2%
Gross long-term receivables	$49	$44
Provision for doubtful accounts	(37)	(35)

Net long-term receivables	$12	$9

Long-term receivables provision as a percentage of gross long-term receivables	76%	80%

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

The following table summarizes our inventory balances and other related reserves:

	September 30, 2008	December 31, 2007
Gross inventory	$2,548	$3,118
Inventory provisions	(663)	(907)

Inventories—net(a)	$1,885	$2,211

Inventory provisions as a percentage of gross inventory	26%	29%
Inventory provisions as a percentage of gross inventory excluding deferred costs(b)	54%	64%

(a)	Includes the long-term portion of inventory related to deferred costs of $163 and $209 as of September 30, 2008 and December 31, 2007, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $1,312 and $1,698 as of September 30, 2008 and December 31, 2007, respectively.

Inventory provisions decreased by $244 primarily as a result of $274 of scrapped inventory, $27 of previously reserved inventory on consignment and foreign exchange adjustments of $46, partially offset by $122 of additional inventory provisions. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets:

Balance at December 31, 2007	$214
Payments	(138)
Warranties issued	164
Revisions	(42)

Balance at September 30, 2008	$198

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

Revisions to warranty provisions include releases and foreign currency exchange adjustments. The $42 of revisions, consists of $37 of warranty releases and $5 of known product defect releases. The impact of these releases was a reduction to cost of revenues in the first three quarters of 2008 by $42. The warranty releases were primarily due to declines in cost of sales for specific product portfolios to which our warranty estimates apply, as well as declines in various usage rates and warranty periods.

Income Taxes

Tax Asset Valuation

As of September 30, 2008, our deferred tax asset balance was $6,810, against which we have recorded a valuation allowance of $5,725, resulting in a net deferred tax asset of $1,085. As of December 31, 2007, our net deferred tax asset was $3,323. The reduction of $2,238 is primarily attributable to a write-down of the deferred tax assets in Canada, the U.S. and U.K. through an increase in the valuation allowance, the effects of foreign exchange translation and the normal changes in deferred tax assets for profitable jurisdictions resulting from operations in the ordinary course of business. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K. and France).

We assess the expected realization of our deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. The main factors that we believe provide evidence about the realizability of our net deferred tax asset are discussed in further detail below and include the following:

•	the amount of, and trends related to, cumulative earnings or losses realized over the most recent 12 quarters;

•	our current period net earnings (loss) and its impact on our history of earnings;

•	future earnings (loss) projections as determined through the use of internal forecasts, including the impact of sales backlog and existing contracts;

•	our ability to carryforward our tax losses and investment tax credits, including tax planning strategies to accelerate utilization of such assets; and

•	industry, business, or other circumstances that may adversely affect future operations, and the nature of the future income required to realize our deferred tax assets.

In evaluating the positive and negative evidence, the weight we assign each type of evidence is proportionate to the extent to which it can be objectively verified.

During the third quarter of 2008, the potential for an expanding global economic downturn has had a negative effect on, and created uncertainty around our near-term modeled forecasts of taxable income. While our mid- to long-term financial outlook remains positive, significant uncertainty about the global economy during the third quarter of 2008 led us to revise downward our near-term modeled forecasts. To realize the deferred tax assets in our significant tax jurisdictions, these revisions resulted in a need to rely on an increased proportion of future taxable income generated by later years and an extended forecasting period. However, by their nature, modeled forecasted results become less objective and verifiable the further away they are from the current year. Accordingly, we have concluded that we need to shorten the timeframe on which we rely on these modeled forecasts and increased our valuation allowance by $2,069 as at September 30, 2008, as we no longer believe that we can meet the criteria to conclude that the related tax benefit is more likely than not to be realized. See the Risk Factors section of this report and our 2007 Annual Report for certain risks that could affect the realizability of our remaining net deferred tax assets.

Primarily as a result of cumulative losses arising from significant operating losses incurred during the severe downturn in the telecommunications industry in 2001 and 2002, we had maintained a partial valuation allowance against our deferred tax assets in certain major jurisdictions (namely Canada, the U.S. and France). An important aspect of establishing a valuation allowance against only a portion of our deferred tax assets was the weight assigned to our estimates of future profitability, including a significant sales backlog exceeding $5,000 as at December 31, 2007. In our judgment, estimates of near-, mid- and longer-term future profitability, our ability to carryforward tax losses and investment tax credits, and industry and business circumstances, were sufficient to overcome negative evidence, including cumulative losses, with regard to a portion of the deferred tax assets up to the fourth quarter of 2007. However, in the fourth quarter of 2007, there were a number of events that had a negative effect on the recoverability of our deferred tax assets in Canada and the time period over which we expected to realize the assets. As a result, in the fourth quarter of 2007, we adjusted our net deferred tax asset by recording an additional valuation allowance of approximately $1,064. The ultimate realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the underlying tax deductions and credits. Our expectations about future pre-tax income were based on detailed forecasts through 2011, which were based in part on assumptions about market growth rates and cost reduction initiatives. To estimate future pre-tax income beyond 2011, we used a model forecasts based on market growth rates.

Revenue growth rates inherent in that forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolutions from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidation and other changes beyond our control could have a positive or negative impact on achieving our targets. There are certain risks to this long range forecast that we considered in our assessment of the valuation allowances. If we do not achieve forecasted results on a jurisdictional basis in the future, an increase to the valuation allowance may be necessary. In recent years, we have performed at a level below previous forecasts and projections.

Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of $5,725 at September 30, 2008 as described earlier in this section. If we establish a strong pattern of earnings in the future and the uncertainty associated with our near-term modeled forecasts of earnings decline, we may conclude that it is more likely than not that we will realize all or a portion of the deferred tax assets currently reserved. This would result in a benefit to income tax expense from the release of all or a portion of the valuation allowance. Depending on the extent of any release of the valuation allowance, we may also be required to begin recording income tax expense based on the applicable jurisdictional tax rate in effect at that time.

The following table provides the breakdown of our net deferred tax assets by significant jurisdiction as of September 30, 2008:

	Tax Benefit of Losses	Net Investment Tax Credits	Other Temporary Differences	Gross Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset
Canada (a)	$1,434	$1,099	$492	$3,025	$(3,025)	$—
United States (a)	699	376	876	1,951	(1,204)	747
United Kingdom	414	—	150	564	(444)	120
France	444	51	111	606	(524)	82
Other	456	—	208	664	(528)	136

Total	$3,447	$1,526	$1,837	$6,810	$(5,725)	$1,085

(a)	Includes $111 of gross deferred tax assets and corresponding valuation allowance in Canada at NNC, and $167 of gross deferred tax assets and corresponding valuation allowance in the U.S. relative to wholly-owned direct and indirect U.S. subsidiaries of NNC primarily related to operating losses.

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

During a review of our cumulative profits calculations during the fourth quarter of 2007, we identified and corrected certain errors arising from a failure to accurately take into account the impact of transfer pricing allocations as a result of our restatements of prior period financial results, which resulted in additional cumulative losses being applied to Canada of $43 and additional earnings being applied to the U.S. of approximately $300 as of December 31, 2006. We have updated our assessment of the deferred tax assets valuation allowance as at December 31, 2006 and concluded that the identified errors would not have impacted our ultimate conclusions as to the established valuation allowances at that time.

Canada

During the third quarter of 2008, the potential for an expanding global economic downturn has had a negative effect on, and created uncertainty around our near-term modeled forecasts of taxable income. While our mid- to long-term modeled forecast remains positive, significant uncertainty about the global economy during the third quarter of 2008 led us to revise downward our near-term modeled forecasts. To realize the deferred tax assets in Canada, these revisions resulted in a need to rely on an increased proportion of future taxable income generated by later years and an extended forecasting period. However, by their nature, modeled forecasted results become less objective and verifiable the further away they are from the current year. The weight of the cumulative negative evidence, including the uncertainty in near-term taxable income and the history of cumulative losses over the most recent 12 quarters, led us to conclude that a full valuation allowance related to our net deferred tax assets in Canada was required.

In 2002, amidst significant operating and cumulative losses driven by a widespread decline in technology spending, we concluded that it was more likely than not that all of our deferred tax assets would not be realized and as a result, we established a partial valuation allowance. Subsequent to 2002, we had maintained a constant level of net deferred tax asset measured in Canadian Dollars and evaluated the impact of changed circumstances to determine whether a revised measurement of the deferred tax assets was warranted.

As of December 31, 2007, we had operated at a cumulative loss of $358 over the preceding 12 quarters.

During the fourth quarter of 2007, there were a number of events that had a negative effect on the time over which we expected to realize our deferred tax assets, which included a significant tax rate reduction in the fourth quarter of 2007, continued strengthening of the Canadian Dollar relative to the U.S. Dollar and on-going uncertainty related to potential outcomes of our ongoing transfer pricing negotiations. Considering the convergence of these developments and the direction and cumulative weight of previous changes in circumstances (including rate reductions and currency movements), we concluded that a comprehensive re-measurement of the level of deferred tax assets expected to be realized was warranted as of December 31, 2007. As a result, we recorded an additional valuation allowance in the fourth quarter of 2007 of approximately $1,064. At the time, the positive evidence of our financial outlook for taxable income in the near-term, mid-term and long-term and our ability to achieve those modeled forecasts outweighed the negative evidence and we concluded that it was more likely than not that we would be able to realize our remaining net deferred tax asset.

In the third quarter of 2008, we revised downward our near-term modeled forecasts which led to the conclusion, in our judgment, that the available positive evidence no longer outweighed the negative evidence and we have recorded a full valuation allowance against the net deferred tax asset in Canada. These assets are still available for use to offset future taxes payable if and when our operating performance improves. The majority of our gross deferred tax assets at NNL of $2,914 relates to loss and investment tax credit carryforwards that have carryforward periods between 10 and 20 years. However, we can implement a tax planning strategy that would permit the conversion of a significant portion of these losses and investment tax credits into discretionary deductible expenses with an unlimited carryforward period.

U.S.

Prior to incurring significant losses in 2001 and 2002, which led to the establishment of a valuation allowance against a portion of the deferred tax assets, our U.S. operations had a strong history of earnings. In recent periods, earnings performance has fluctuated between profits and losses; however, as of December 31, 2007 and September 30, 2008, the U.S. had cumulative profits over the prior 12 quarters of $344 and $4, respectively. Based on our revised profit forecasts for 2008, we do not believe that the U.S. will have significant cumulative profits as at December 31, 2008, and may have cumulative losses in some of its future quarters.

Prior to the third quarter of 2008, we were able to rely on the combination of cumulative profits and projections of near and long-term modeled forecasts of taxable income to sustain the net deferred tax asset balance in the

U.S.; however, circumstances changed in the third quarter of 2008. The decrease in our cumulative profit position in the third quarter of 2008 is considered negative evidence that is objective and verifiable. While our mid- to long-term modeled forecast remains positive, significant uncertainty about the global economy during the third quarter of 2008 led us to revise downward our near-term modeled forecasts. To realize the deferred tax assets in the U.S., these revisions resulted in a need to rely on an increased proportion of future taxable income generated by later years and an extended forecasting period, however, to a lesser extent than Canada. By their nature, modeled forecasted results become less objective and verifiable the further away they are from the current year. Considering the convergence of these developments and the factors discussed above, we concluded that an additional valuation allowance of $816 was warranted in the third quarter of 2008.

While we have recorded an additional valuation allowance in the U.S., these deferred tax assets remain available for future use. The significant majority of our $747 net deferred tax asset in the U.S. relates to loss and credit carryforwards that have a 20 year carryforward period. Over 99% of our research tax credits do not begin to expire until 2018 and none of our operating loss carryforwards begin to expire until 2022.

U.K.

Prior to the third quarter of 2008, we were able to rely on the combination of cumulative profits and our projections of near and long-term modeled forecasts of taxable income to sustain the net deferred tax asset balance in the U.K. We have and continue to provide a valuation allowance against a capital loss in the U.K., as such loss may only offset future capital gains, and we have and continue to provide a valuation allowance against certain losses from a now dormant entity.

Similar to Canada and the U.S., circumstances changed in the third quarter of 2008. While our mid- to long-term modeled forecast remains positive, significant uncertainty about the global economy during the third quarter of 2008 led us to revise downward our near-term modeled forecasts. To realize the deferred tax assets in the U.K., these revisions resulted in a need to rely on an increased proportion of future taxable income generated by later years and an extended forecasting period, however, to a lesser extent than the U.S. and Canada. By their nature, modeled forecasted results become less objective and verifiable the further away they are from the current year. Accordingly, we concluded that an additional valuation allowance of $150 was warranted in the third quarter of 2008.

Our operations in the U.K. have cumulative profits over the most recent 12 quarters and a history of earnings notwithstanding losses from 2001 and 2002 that created the current carryforwards in the U.K.

France

Our operations in France have operated at a cumulative loss in recent years and over the most recent 12 quarters. As there is currently insufficient positive evidence to support deferred tax assets realization, we have provided a valuation allowance against all of the deferred tax assets in France, with the exception of certain credits and losses that may be redeemed for cash in future years.

Transfer Pricing

We have considered the potential impact on our deferred tax assets that may result from settling our existing applications for an Advance Pricing Arrangements (APA). We have requested that the APA currently under negotiation with authorities in Canada, the U.S. and the U.K. apply to the 2001 through 2005 taxation years. This APA is currently being negotiated by the pertinent taxing authorities. We are in the process of negotiating new bilateral APA requests for tax years 2007 through at least 2010, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those under negotiation for 2001 through 2005.

While preparing the new bilateral APA request, we made some adjustments to the economics of our transfer pricing methodology (TPM). The tax filings for 2006 will be amended to reflect the adjustments to the new TPM and with the exception of NNL, the tax filings for 2007 will include the adjustments to the TPM. The adjustments resulted in decreases to deferred tax assets in the U.K. of $4 and $4 for 2006 and 2007, respectively. In other jurisdictions, changes resulting from adjustments to the new TPM impacted the level of deferred tax assets with an offset to valuation allowance and no impact to tax expense.

In September 2008, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper regarding the 2001-2005 APA under negotiation. We have evaluated the supplemental position paper and have adopted it under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) as the most likely of the possible outcomes. We believe that the supplemental position provides a reallocation of losses between the U.S. and Canada that moves toward a compromise of the reallocation provided in the U.S. Internal Revenue Service position paper. The supplemental position resulted in a decrease of the deferred tax assets in the U.S. of $345 with a corresponding reduction in the valuation allowance, and an increase in deferred tax assets of $378 in Canada with a corresponding increase in the valuation allowance. The U.S. tax authorities have not yet commented on the supplemental position. We expect the Canadian and U.S. tax authorities to meet to discuss the supplemental Canadian position paper in the next few quarters.

We are not a party to the government-to-government APA negotiations, but we do not believe the ultimate result of the negotiations will have an adverse impact on us or any further adverse impact on our deferred tax assets.

The U.K. and Canadian tax authorities are also parties to negotiations with respect to a bilateral APA for 2001-2005. We are uncertain if the U.K will adopt the Canadian tax authority’s supplemental position to the U.S. and Canadian APA negotiations and therefore we have not recorded any adjustments to the deferred tax assets in the U.K.. If adopted, the supplemental position would increase our deferred tax assets in the U.K. by $79. We expect the U.K. and Canadian tax authorities to advance negotiations regarding their 2001-2005 bilateral APA upon conclusion of the U.S. and Canadian 2001-2005 APA negotiations.

The impact of the ongoing government-to-government APA negotiations and ultimate settlement cannot be quantified by us at this time due to the uncertainties inherent in the negotiations between the tax authorities. As such, the ultimate settlement position could have a substantial impact on our transfer pricing methodology for future years. We continue to monitor the progress of the APA negotiations and will analyze the existence of new evidence, when available, as it relates to the APA. We may make adjustments to the valuation allowance assessments, as appropriate, as additional evidence becomes available in future quarters.

Valuation Allowance

During the nine months ended September 30, 2008, our gross income tax valuation allowance increased to $5,725 compared to $3,389 as of December 31, 2007. The $2,336 increase was largely comprised of several significant items including $1,103 relating the establishment of a full valuation allowance against our deferred tax assets in Canada, and $816 and $150 relating to increases in the valuation allowances against the deferred tax assets in the U.S. and the U.K. respectively. In addition, $425 of additional valuation allowances were recorded against the tax benefit of current period losses, investment tax credits, transfer pricing adjustments, losses acquired as part of acquisitions during the quarter and adjustments to prior year balances in certain jurisdictions. This is offset by decreases to the valuation allowance of $9 as a result of decreases in the deferred tax assets in conjunction with FIN 48 and the impact of foreign currency translation of $149. We assessed positive evidence including modeled forecasts of future taxable income to support realization of the net deferred tax assets across jurisdictions, and negative evidence including our cumulative loss position, and concluded, after the adjustments discussed above, that the increased valuation allowance as of September 30, 2008 was appropriate.

Tax Contingencies

We are subject to ongoing examinations by certain taxation authorities of the jurisdictions in which we operate. We regularly assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of our provision for income and other taxes. We believe that we have adequately provided for tax adjustments that we believe are more likely than not to be realized as a result of any ongoing or future examination.

Specifically, the tax authorities in Brazil have completed an examination of prior taxable years and have issued assessments in the amount of $78. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of this ongoing appeals process.

Likewise, the tax authorities in Colombia have issued an assessment relating to the 2002 and 2003 tax years proposing adjustments to increase taxable income resulting in an additional tax liability of $19 inclusive of penalties and interest. At December 31, 2007, we provided an income tax liability for this entire amount. As of September 30, 2008, we provided an income tax liability of $5. The decrease in the tax liability is attributable to a reduction of $17 in the uncertain tax position under FIN 48 as a result of revised information received during the nine months ending September 30, 2008 and is offset by the impact of foreign exchange translation of $3.

In addition, tax authorities in France have issued notices of assessment in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,327, additional income tax liabilities of $52, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $106 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carryforwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit, and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and have entered into Mutual Agreement Procedures (MAP) with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

We had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with our inter-company transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, we filed APA requests with the taxation authorities of the U.S., Canada and the U.K. that applied to the taxation years 2001 through 2005. The APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangement. In September 2008, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper regarding the 2001-2005 APA under negotiation. The proposal suggests a material reallocation of losses from the U.S. to Canada. We have not received any indication from the U.S. tax authorities on their views of the supplemental position. We continue to monitor the progress of these negotiations; however, we are not a party to the government-to-government negotiations. It is possible that the ultimate resolution to the negotiations could be a further reallocation of losses from the U.S. to Canada. If an unexpected amount of tax losses are ultimately reallocated when the tax authorities reach agreement on the 2001-2005 APA, and/or if accounting estimates under FIN 48 regarding the new APA transfer pricing methodology result in a similar reallocation, we could have a further adjustment to our deferred tax assets.

The ultimate outcome of the APA is uncertain and ultimate reallocation of losses as they relate to the APA negotiations cannot be determined at this time. There could be a further material shift in historical earnings between the above mentioned parties, particularly the U.S. and Canada. If this matter is resolved unfavorably, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we believe it is more likely than not that the ultimate resolution of these negotiations will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In our ongoing assessment of the expected accounting impact of the settlement of the APA, we continue to re-evaluate the level of the adjustment made during 2007 in accordance with FIN 48 to reduce the U.S. gross deferred tax assets and increase the Canadian gross deferred tax assets (with offsetting adjustments to the respective valuations allowances), to reflect our expectation that the more likely than not outcome of the negotiations between the U.S. and Canadian tax authorities related to our 2001-2005 APA would result in a reallocation of tax losses from the U.S. to Canada. We have made such adjustments in this quarter to reflect the reallocation of losses from the U.S. to Canada as suggested in the Canadian tax authority’s supplemental position paper for the 2001-2005 APA. We believe that the supplemental position provides a reallocation of losses between the U.S. and Canada that moves toward a compromise of the reallocation provided in the IRS’ position paper.

The U.K. and Canadian tax authorities are also parties to a bilateral APA for 2001-2005 that is currently under negotiation. We are uncertain if the U.K tax authorities will adopt the Canadian tax authority’s supplemental position paper to the U.S and Canadian APA negotiations and therefore we have not recorded any adjustments to the deferred tax assets in the U.K.. If adopted, the supplemental position would reallocate losses to the U.K. and increase our deferred tax assets in the U.K by $79. We expect the U.K and Canadian tax authorities to advance negotiations regarding their 2001-2005 bilateral APA upon conclusion of the U.S. and Canadian 2001-2005 APA negotiations.

We adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. The accounting estimates related to the liability for uncertain tax positions requires us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 7 of the Notes to the condensed consolidated financial statements for additional information regarding FIN 48. Our liability for uncertain tax positions was $97 as of September 30, 2008.

Actual income tax expense, income tax assets and liabilities could vary from these FIN 48 estimates due to future changes in income tax laws, significant changes in the jurisdictions in which we operate, or unpredicted results from the final assessment of each year’s liability by various taxing authorities. These changes could have a significant impact on our financial position.

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

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on a fair value measure. We determine the fair value of our reporting units using an income approach; specifically, based on discounted cash flows (DCF Model). A market approach is used as a reasonableness test, but not given any weighting in the final determination of fair value. These approaches involve significant management judgment and as a result are subject to change.

If the carrying amount of the reporting unit exceeds its fair value, step two requires the fair value of the reporting unit be allocated to the underlying assets and liabilities of that reporting unit, whether or not previously recognized, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

The fair value of each reporting unit is determined using discounted cash flows. A multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) of each reporting unit is calculated and compared to market participants to corroborate the results of the calculated fair value EBITDA Multiple Model. We also reconcile the sum of the calculated fair values to its enterprise value, being market capitalization plus the estimated value of debt based on interest rates that would be applicable to purchasers (that is, market participants), adjusted for other items as appropriate under GAAP. Such valuations involve significant assumptions regarding future operating performance. The following are the significant assumptions involved in each approach:

•

DCF Model: assumptions regarding revenue growth rates, gross margin percentages, projected working capital needs, SG&A expense, R&D expense, capital expenditure, discount rates and terminal growth rates. To determine fair value, we discount the expected cash flows of each reporting unit. The discount rate we use represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we use a terminal value approach. Under this approach, we use the estimated cash flows in the final year of our model, apply a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. We incorporate the present value of the resulting terminal value into our estimate of fair value.

•	EBITDA Multiple Model: estimates of EBITDA growth and the selection of comparable companies to determine an appropriate multiple.

Interim Goodwill Assessment

At September 30, 2008, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we concluded that events had occurred and circumstances had changed that required us to perform an interim period goodwill impairment test for our ES, CN, MEN and GS reporting units. In September 2008, in response to significant pressure resulting from the expanding economic downturn and the unfavorable impact of foreign exchange fluctuations, we announced a revised full year 2008 outlook and estimated revenues to decline between two and four percent compared to 2007. Furthermore, during the quarter ended September 30, 2008, we experienced a material decline in our market capitalization due primarily to the continued challenging market conditions, particularly in the U.S. The average closing price of NNC common shares on the New York Stock Exchange (NYSE) in the third quarter of 2008 was $5.77 compared to an average of $8.21 in the second quarter of 2008, a decline of approximately 30% and at September 30, 2008, our market capitalization was less than our book value.

As part of our interim goodwill impairment test we updated our forecasted cash flows for each of our reporting units. This update considered current economic conditions and trends, estimated future operating results, our view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolutions from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond our control could have a positive or negative impact on achieving our targets.

The results from step one of the two-step goodwill impairment test of each reporting unit indicated that the estimated fair values of the MEN and ES reporting units were less than the respective carrying values of their net assets and as such we performed step two of the impairment test for these reporting units.

In step two of the impairment test, we estimated the implied fair value of the goodwill of each of these reporting units and compared it to the carrying value of the goodwill for each of the MEN and ES reporting units. Specifically, we allocated the fair value of the MEN and ES reporting units as determined in the first step to their respective recognized and unrecognized net assets, including allocations to identified intangible assets. The allocations of the fair values of the MEN and ES reporting units also require us to make significant estimates and assumptions, including those in determining the fair values of the identified intangible assets. Such intangible assets had fair values substantially in excess of current book values. The resulting implied goodwill for each of these reporting units was nil; accordingly we reduced the goodwill recorded prior to the assessment by $1,142 to write down the goodwill related to MEN and ES to the implied goodwill amount as of September 30, 2008. The $1,142 goodwill impairment charge is our best estimate of the goodwill charge as of September 30, 2008. Any adjustments to the estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the quarter and year ending December 31, 2008. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly we did not adjust the net book value of the assets and liabilities on our condensed consolidated balance sheet other than goodwill as a result of this process.

No impairment losses related to our goodwill were recorded during the three and nine months ended September 30, 2007.

Related Analyses

In conjunction with our assessment of goodwill for impairment, we re-assessed the remaining useful lives of our long-lived assets and concluded they were appropriate. In addition, prior to the goodwill analysis discussed above, we performed a recoverability test of our long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. We included cash flow projections from operations along with cash flows associated with the eventual disposition of the long-lived assets, where appropriate. The undiscounted future cash flows of the long-lived assets exceeded their net book value and, as a result, no impairment charge was recorded.

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

As of our most recent annual measurement date of September 30, 2007, our expected 2008 rate of return on plan assets was 7.1% for defined benefit pension plans, and the discount rate on a weighted-average basis for pension expenses as calculated pursuant to SFAS No. 87, “Employers Accounting for Pensions” (SFAS 87) increased from 5.1% in the prior year to 5.8% for the defined benefit pension plans, and from 5.4% to 5.8% for post-retirement benefit plans. We evaluate our expected long-term rates of return on plan assets and discount rates at each measurement date and make adjustments as necessary, which could change our pension and post-retirement obligations and expenses significantly in the future. We expect that if the current economic condition does not improve, it will have a significant negative impact on our asset values as at our December 31, 2008 measurement date, which is likely to affect expenses for fiscal year 2009, and beyond. For a sensitivity analysis of changes in these assumptions, please refer to our 2007 Annual Report—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits.

At December 31, 2007, we had net actuarial losses, before taxes, included in accumulated other comprehensive income/loss related to the defined benefit plans of $816, which could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS 87 and whether there is a change in the amortization period. The post-retirement benefit plans had actuarial losses, before taxes, of $16 included in accumulated other comprehensive loss at the end of 2007. Actuarial gains and losses included in accumulated other comprehensive loss in excess of the corridor are being recognized over an approximately 11 year period, which represents the weighted-average expected remaining service life of the active employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. There were no experience and assumption changes in the first nine months of 2008, as we did not have a triggering event that would require a re-measurement. We expect that the recent economic downturn will result in significant negative actual experience and this will have a significant impact on actuarial gains and losses at our annual measurement date, December 31, 2008.

In the second quarter of 2006, we announced changes to our North American pension and post-retirement plans effective January 1, 2008. We moved employees currently enrolled in our defined benefit pension plans to defined contribution plans. In addition, we eliminated post-retirement healthcare benefits for employees who are not age 50 with five years of service as of July 1, 2006.

Effective for fiscal years ending after December 15, 2008, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) requires us to measure the funded status of our plans as of the date of our year end statement of financial position. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. Nortel has adopted the second approach, whereby Nortel continues to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. The adoption has resulted in an a increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008. For additional information, see “Accounting Changes and Recent Accounting Pronouncements” in this section of this report, and note 8, “Employee benefit plans”, to the accompanying unaudited condensed consolidated financial statements.

In 2008, we expect to make cash contributions of approximately $275 to our defined benefit pension plans and approximately $75 to our post-retirement and post-employment benefit plans. In addition, we expect that, if the current economic condition does not improve, actual results may differ from the assumptions and may have a significant negative impact on our asset values at our December 31, 2008 measurement date. As a result, we may be required to make larger contributions in the future. If we are required to make significantly larger contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

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

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of September 30, 2008, we had $84 in accruals related to workforce reduction charges and $195 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 2 “Accounting changes” to the accompanying unaudited condensed consolidated financial statements for a summary of the accounting changes that we have adopted on or after January 1, 2008. The following summarizes the accounting changes and pronouncements we have adopted in the first nine months of 2008:

•

The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For us, SFAS 159 is effective as of January 1, 2008. We have elected not to apply the fair value option for any of our eligible financial instruments and other items in the current period.

•

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157), which establishes a single definition of fair value and a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We partially adopted the provisions of SFAS 157 effective January 1, 2008. For disclosure related to SFAS 157, see note 12, “Fair Value”, to the accompanying unaudited condensed consolidated financial statements.

•

Fair Value Measurements: In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which condensed consolidated financial statements had not been issued. We adopted the provisions of SFAS 157-3 effective September 30, 2008.

•

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). Effective for fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted these requirements in fiscal 2006.

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

For additional information on our pension and post-retirement plans, see note 8, “Employee benefit plans”, to the accompanying unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value under U.S. GAAP and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We partially adopted the provisions of SFAS 157 effective January 1, 2008. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis has been deferred to fiscal years beginning after December 15, 2008 in accordance with FASB Staff Position (FSP), SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2). We plan to adopt the deferred portion of SFAS 157 on January 1, 2009. We currently do not expect the adoption of SFAS 157 to have a material impact on our results of operations and financial conditions; however, we will continue to assess the impact as the guidance evolves.

In September 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-1 “Collaborative Arrangements” (EITF 07-1). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. We will adopt the provisions of EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R) replacing SFAS 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and the goodwill acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We plan to adopt the provisions of SFAS 141R on January 1, 2009. The adoption of SFAS 141R will impact the accounting for business combinations completed by us on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We plan to adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will result in the reclassification of minority interests to shareholders’ equity. We are currently assessing any further impacts of SFAS 160 on our results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133” (SFAS 161). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We plan to adopt the provisions of SFAS 161 on January 1, 2009. We are currently assessing the impact, if any, that SFAS 161 will have on our consolidated financial statement disclosures.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We plan to adopt the provisions of FSP SFAS 142-3 on January 1, 2009. We are currently assessing the impact of the adoption of FSP SFAS 142-3 on our results of operations and financial condition.

In June 2008, the FASB EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. We plan to adopt the provisions of EITF 07-5 on January 1, 2009. We are currently assessing the impact, if any, of the adoption of EITF 07-5 on our results of operations and financial condition.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. They also clarify that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. Our adoption of these standards will not have a material impact on our results of operations and financial condition.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. We are currently assessing the impact of EITF 08-5 on our results of operations and financial condition.

Outstanding Share Data

As of October 27, 2008, Nortel had 497,496,792 NNC common shares outstanding.

As of October 27, 2008, 30,273,361 issued and 368,523 assumed stock options were outstanding and 19,934,850 and 368,523, respectively, are exercisable for NNC common shares on a one-for-one basis.

As of October 27, 2008, 5,149,594 restricted stock units and 2,791,710 performance stock units that entitle a holder to receive NNC common shares upon vesting were outstanding. Once vested, each such restricted stock unit entitles the holder to receive one NNC common share from treasury. The number of NNC common shares to be issued for vested performance stock units can range from 0% to 200% of the number of performance stock units granted, subject to determination of the percentage of target payout, if any, based on the level of achievement of the performance criteria. Based on the foregoing, a maximum of 5,583,420 NNC common shares may be issued to satisfy outstanding performance stock units. Additional restricted stock units and performance stock units are outstanding that, when vested, are to be settled in cash instead of NNC common shares due to country-specific rules and regulations.

In 2001, Nortel issued $1,800 of 4.25% Notes due 2008. The 4.25% Notes due 2008 were convertible, at any time, by holders into NNC common shares, at a conversion price of $100 per common share. On September 28, 2007, we redeemed at par value $1,125, plus accrued and unpaid interest, of the 4.25% Notes due 2008. As of December 31, 2007 there remained $675 outstanding principal amount of the 4.25% Notes due 2008. On June 16, 2008, the balance remaining on the 4.25% Notes due 2008, plus accrued and unpaid interest, was repaid in full using the net proceeds of the 2016 Fixed Rates Notes issued May 2008, plus available cash.

In 2007, Nortel issued $1,150 of Convertible Notes in two equal tranches of 2012 Convertible Notes and 2014 Convertible Notes. The 2012 Convertible Notes and 2014 Convertible Notes are convertible, at any time, by holders into NNC common shares at a conversion price of $32.00 per common share.

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

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of September 30, 2008, the accruals on the consolidated balance sheet for environmental matters were $18. Based on information available as of September 30, 2008, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities under way at 12 sites that are either currently or previously owned or occupied facilities. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at four Superfund sites in the U.S. (At three of the Superfund sites, we are considered a de minimis potentially responsible party). A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 1% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of our share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals referred to above.

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

Cautionary Notice Regarding Forward-Looking Information

Certain statements in this report may contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “targets”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and the actual outcome may be materially different. We have made various assumptions in the preparation of any forward-looking statement in this report, including the following company-specific assumptions: successful development, delivery and acceptance of new software releases required for completion of several large projects; no significant impact to our business as a result of the November 10, 2008 announcements; no further negative impact to our results of operations, financial condition and liquidity arising from our prior restatements of our financial results; increase in sales in 2008 over 2007 to our enterprise customers and wireless service provider customers in the Asia Pacific region as a result of our joint venture with LG Electronics Inc.; improvement in our product costs due to favorable supplier pricing, partially offset by higher costs associated with customer deployments in emerging markets; no tightening of payment terms by our suppliers; no deterioration in the ability of our customers to pay amounts due to us; cost reductions resulting from the 2008 and 2007 restructuring plans and other cost reduction plans; increased employee costs relative to expected cost of living adjustments and employee compensation; employee attrition rates to continue at the typical rates for our industry; and the effective execution of our strategy, including the execution of our supply chain strategy and the implementation of its Business Transformation initiatives in 2008. We have also made certain macroeconomic and general industry assumptions in the preparation of our forward looking statements including: no significant impact as a result of continuing deterioration of the global economic conditions and credit, equity and financial markets; global service provider capital expenditures in 2008 reflecting low single digit growth and key North American service provider capital spending to not decrease any further from our current expectations; a moderate impact as a result of expected industry consolidation among service providers in various geographic regions, particularly in North America and EMEA; and no unfavourable impacts from changes in the average actual foreign exchange rates in the previous quarter for the Canadian Dollar, Euro, British Pound and Korean Won against the U.S. Dollar. The above assumptions, although considered reasonable by us at the date of this report, may prove to be inaccurate and consequently our actual results could differ materially from the expectations set out herein.

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following (i) risks and uncertainties relating to our business including: the sustained and expanding economic downturn and deteriorating market conditions and resulting negative impact on our business, results of operations and financial position and our ability to accurately forecast our results and cash position; the implementation and success of our revised operating model and continuing comprehensive review of our business; ability to divest the MEN business; significant competition, competitive pricing practices, cautious capital spending by customers as a result of factors including current economic uncertainties, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse affects on our performance if our expectations regarding market demand for particular products prove to be wrong; the sufficiency of recently announced restructuring actions and further restructuring and cost reduction initiatives; any negative developments associated with our suppliers and contract manufacturers including our reliance on certain suppliers for key optical networking solutions components and on one supplier for most of our manufacturing and design functions, potential penalties, damages or cancelled customer contracts from failure to meet contractual obligations including delivery and installation deadlines and any defects or errors in our current or planned products; fluctuations in foreign currency exchange rates; potential higher operational and financial risks associated with our efforts to expand internationally; potential additional valuation allowances for all or a portion of our deferred tax assets if market conditions continue to deteriorate or future results of operations are less than expected; a failure to protect our intellectual property rights, or any adverse judgments or settlements arising out of disputes regarding intellectual property; failure to maintain integrity of our information systems; changes in regulation of the Internet or other regulatory changes; any failure to successfully operate or integrate strategic acquisitions, or failure to consummate or succeed with strategic alliances; our potential inability to attract or retain the personnel necessary to achieve our business objectives or to maintain an effective risk management strategy; (ii) risks and uncertainties relating to our liquidity, financing arrangements and capital including: any negative effect on our liquidity resulting from the sustained and expanding economic downturn and volatility in the financial, foreign exchange and credit markets and from the announcements in this press release; any inability to manage cash flow fluctuations to fund working capital requirements or achieve our business objectives in a timely manner or obtain additional sources of funding; high levels of debt; limitations on our capitalizing on business opportunities because of senior notes covenants, or on issuing new secured or unsecured debt pursuant to the provisions of indentures governing certain of our public debt issues; our below investment grade credit rating and risk of a further downgrade and potential impact on the EDC support facility; any increase of restricted cash requirements for us, if we are unable to secure alternative support for obligations arising from certain normal course business activities; any inability of our subsidiaries to provide us with sufficient funding and any limitation of regional and other factors on our ability to freely deploy our cash resources throughout the company; any need to make larger defined benefit plan contributions in the future or exposure to customer credit risks or inability of customers to fulfill payment obligations under customer financing arrangements; or any negative impact on our ability to make future acquisitions, raise capital, maintain the listing of any of our securities on a stock exchange, issue debt and retain employees arising from stock price volatility and any declines in the market price of our publicly traded securities; and (iii) risks and uncertainties relating to our prior restatements and related matters including: potential legal judgments, fines, penalties or settlements related to the ongoing criminal investigation of Nortel in the U.S.; or any significant pending or future civil litigation actions not encompassed by our class action settlement. For additional information with respect to certain of these and other factors, see our Annual Report on Form 10-K and other securities filings with the SEC. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. To manage the risk from these fluctuations, we enter into various derivative-hedging transactions in accordance with our policies and procedures. We maintain risk management control systems to monitor market risks and counterparty risks. These systems rely on analytical techniques including both sensitivity analysis and value-at-risk estimations. We do not hold or issue financial instruments for trading purposes. While, as of September 30, 2008, we have no material changes to report regarding our quantitative and qualitative disclosures about market risk as stated in our 2007 Annual Report, our 2008 First Quarter Report or our 2008 Second Quarter Report, we are continually monitoring current financial market conditions. See “Executive Overview; Our Business and Strategy” and “Liquidity and Capital Resources” in the MD&A section of this report.

We manage foreign exchange exposures using forward and option contracts to hedge sale and purchase commitments. Our most significant foreign exchange exposures are in the Canadian Dollar, the British Pound and the Euro. We enter into U.S. to Canadian Dollar forward and option contracts intended to hedge the U.S. to Canadian Dollar exposure on future revenues and expenditure streams. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), gains and losses on the effective portion of these contracts are recognized in earnings when the hedged transaction occurs. As of September 30, 2008, none of the cash flow hedges we have entered into have met the criteria for hedge accounting, and those hedges are therefore considered non-designated hedging strategies in accordance with SFAS 133. As such, any gains and losses related to these contracts are recognized in earnings immediately.

We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business may be denominated in currencies other than U.S. Dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our major currency exposures. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. Our significant currency flows for the quarter ended September 30, 2008 were in U.S. Dollars, Canadian Dollars, British Pounds and Euros. We cannot predict whether we will incur foreign exchange gains or losses in the future. However, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition. Our debt is subject to changes in fair value resulting from changes in market interest rates. We have hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps on the $550 of senior fixed rate notes due 2013 issued by NNL in July 2006 (2013 Fixed Rate Notes). As the swaps for the 2013 Fixed Rate Notes have passed the hedge effectiveness designation criteria in accordance with SFAS 133, the change in fair value of the swaps is recognized in earnings with offsetting amounts related to the change in the fair value of the hedged debt attributable to interest rate changes. Any ineffective portion of the swaps would be recognized in earnings immediately.

We use sensitivity analysis to measure our foreign exchange and interest rate risk. The sensitivity analysis includes cash, foreign exchange derivatives, outstanding debt instruments held in currencies other than U.S. Dollars, and outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate long-term debt. There have been no significant changes to our market risk during the third quarter of 2008.

Equity Price Risk

The values of our equity investments in several publicly traded companies are subject to market price volatility. These investments are generally in companies in the technology industry sector and are classified as available for sale. We typically do not attempt to reduce or eliminate the market exposure on these investment securities. We also hold certain derivative instruments or warrants that are subject to market price volatility because their value is based on the common share price of a publicly traded company. These derivative instruments are generally acquired in connection with OEM arrangements with strategic partners, or through business acquisitions or divestitures.

ITEM 4.	Controls and Procedures

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO (Mike S. Zafirovski and Paviter S. Binning, respectively), pursuant to Rule 13a-15 under the United States Securities Exchange Act of 1934, as amended, or the Exchange Act, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, management, including the CEO and CFO, have concluded that our disclosure controls and procedures as of September 30, 2008 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2008, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, or the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. Administration of the settlement claims is now substantially complete. Approximately 4% of the settlement shares were issued to certain plaintiffs’ counsel in the first quarter of 2007. Almost all of the remaining settlement shares were distributed in the second quarter of 2008 to claimants and plaintiffs’ counsel as approved by the courts. The cash portion of the settlement that was placed in escrow in 2006 has been distributed by the claims administrator to all of the approved claimants, net of an amount held in reserve by the claims administrator to cover contingencies and certain settlement costs.

Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2007 Annual Report, 2008 First Quarter Report and 2008 Second Quarter Report. For additional discussion of our material legal proceedings, see “Contingencies” in note 17 of the accompanying unaudited condensed consolidated financial statements.

ITEM 1A.	Risk Factors

Certain statements in this Quarterly Report on Form 10-Q contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, that are difficult to predict and the actual outcome may be materially different. In particular, the risks described below could cause actual events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our 2007 Annual Report, 2008 First Quarter Report and 2008 Second Quarter Report, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2007 Annual Report, 2008 First Quarter Report and 2008 Second Quarter Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. The risks described in our 2007 Annual Report, 2008 First Quarter Report and 2008 Second Quarter Report have not materially changed other than as set forth below:

We have added the following two risk factors:

The sustained and expanding financial crisis and economic downturn could continue to have a negative impact on our business, results of operations and financial condition, and our ability to accurately forecast our results, and it may cause a number of the risks that we currently face to increase in likelihood, magnitude and duration.

We continue to experience significant pressure on our business and deterioration of our cash and liquidity as customers across all our businesses, in particular in North America, respond to increasingly deteriorating macroeconomic and industry conditions and uncertainty by delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally has compounded the situation. With this sustained and expanding economic downturn, we expect that we will continue to experience significant pressure on a number of fronts. The impact of these events on us going forward will depend on a number of factors, including the duration and severity of these events, including whether the U.S., Canadian and global economies enter into a prolonged recession, and whether the recovery period is brief or prolonged. As a result, we may face new risks as yet unidentified, and a number of risks that we ordinarily face and that are further disclosed in the MD&A section of this report may increase in likelihood, magnitude and duration. These include but are not limited to deferrals or reductions of customer orders, potential deterioration of our customers’ ability to pay, losses or impairment charges, reduced revenue, further deterioration in our cash balances, and liquidity due to foreign exchange impacts, increased pension funding obligations, and an inability to access our capital markets. The financial crisis and economic downturn are also adversely impacting our ability to accurately forecast our performance, results or cash position.

Continuing or increasing pressure on our business, cash and liquidity could materially and adversely affect our ability to fund and restructure our business operations, react to and withstand the current sustained and expanding economic downturn as well as the extraordinarily volatile and uncertain market and industry conditions. Additional sources of funds may not be available.

Our primary source of liquidity is our cash balance. In the third quarter of 2008, we reported a significant cash outflow and we expect to experience cash outflow in the coming quarters with some regional variances, in particular a greater risk of cash outflow in North America, due to significant pressure on our business and deterioration of our cash and liquidity, compounded by the extreme volatility in the financial, foreign exchange, equity and credit markets globally. Our ability to reduce cash outflow from operations in the near term will depend upon our ability to generate profitable revenue streams. Customers across all our businesses, in particular in North America, have responded to increasingly worsening macroeconomic and industry conditions and uncertainty by delaying and reducing their capital expenditures. Customer orders as well as normal seasonality trends have been and may continue to be impacted by ongoing extreme volatility across global financial markets. These factors are impacting on our ability to accurately forecast our performance, results and cash position.

We also expect to continue to make significant cash payments related to our restructuring programs, debt servicing costs and funding requirements under our pensions plans, which could increase as a result of a significant decline in the value of plan assets due to adverse conditions in the financial and equity markets globally. If we elect, or are required, to increase contributions to fund our pension plans, our available cash for other purposes will be reduced.

In addition, more than half of our consolidated cash position as of September 30, 2008 was located outside of North America. While historically our cash resources have been generally available to fund our global cash requirements, regional conditions may limit our future ability to freely deploy our cash throughout the corporate group, thereby placing greater pressure and reliance on regional cash balances and cash generation capacity. Furthermore, a portion of our cash and cash equivalents relates to the aggregate cash balances in certain joint ventures or other majority owned subsidiaries, of which the full amount is consolidated under GAAP in our reported cash balance. We would only receive our proportionate share of that cash if such an entity were to pay a dividend or other cash distribution.

Access to additional funds from liquidity-generating transactions or other sources of external financing may not be available to us and, if available, would be subject to market conditions and certain limitations including our and NNL’s credit ratings and covenant restrictions in our indentures. Any downgrade of our credit ratings by S&P or Moody’s could further restrict our ability to access additional capital (see our “Our credit ratings are below investment grade....” below) A further downgrade could also affect the price of our publicly traded securities and the terms under which our customers and suppliers would be willing to continue to do business with us.

These factors, some of which are beyond our control, may adversely impact our ability to fund our business model, including our cash expenditures, meet our customer commitments in the future and react to the current extraordinarily volatile and uncertain market and industry conditions. Our ability to generate profitable revenue streams is largely subject to the implementation and success of our revised operating model and cost reduction initiatives, and the continuing impact of the economic and financial market conditions on our customers and in particular on their purchasing decisions. We cannot provide any assurance that our net cash requirements will be as we currently expect and the successful execution of our restructuring plans and other cost reduction activities will continue to require significant cash outflows. The adequacy and success of these measures cannot be assured and additional measures may need to be considered or implemented as circumstances warrant.

In addition, we have revised the following risk factors that were previously described in our 2007 Annual Report, as set forth below:

The closing market price of NNC common shares has recently declined. If the average closing price of NNC common shares declines to less than US$1.00 for 30 consecutive trading days, the NNC common shares could be delisted from the NYSE or trading could be suspended.

A continued decline in the closing price of NNC common shares on the NYSE could result in a breach of the continued listing requirements of the NYSE, which could cause the NYSE to commence suspension or delisting procedures in respect of NNC common shares. The commencement of suspension or delisting procedures by an exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange. If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, with respect to any suspended or delisted securities, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such securities. A suspension or delisting would likely decrease the attractiveness of those securities to investors and cause the trading volume of those securities to decline, which could result in a decline in the market price of such securities.

Our credit ratings are below investment grade, which adversely affects our liquidity. Any further downgrade of our credit ratings could exacerbate this effect and have a material adverse effect on our business, results of operations and financial condition.

NNL’s long-term corporate credit rating from Moody’s is currently “B3” and its preferred share rating is “Caa1” and from S&P, it is currently “B–” and its preferred share rating is “CCC–”. In September 2008, S&P revised its outlook on NNL from positive to stable, and Moody’s revised its outlook from stable to negative. These ratings are below investment grade. These ratings and our current credit condition affect, among other things, our ability to raise debt, access the commercial paper market (which is currently closed to us), engage in alternative financing arrangements, obtain bank financings and our ability and the cost to sell or securitize receivables, obtain customer bid, performance-related and other bonds and contracts and/or enter into normal course derivative or hedging transactions. Our credit ratings also affect the terms under which some customers and suppliers are willing to continue to do business with us and the price of our publicly traded securities. These effects would be exacerbated by any further lowering of our credit ratings. In addition, a downgrade in our credit ratings would provide EDC the option, absent a waiver, to suspend or terminate the EDC Support Facility, in which case we may need to use cash collateral to support our future bonding needs (although existing amounts under the facility would not be affected). Accordingly, if our credit ratings are lowered or rating agencies issue adverse commentaries in the future, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We may need to make larger contributions to our defined benefit plans in the future, which could have a material adverse impact on our liquidity and our ability to meet our other obligations.

We currently maintain various defined benefit plans in North America and the U.K. covering various categories of employees and retirees, which represent our major retirement plans. In addition, we have smaller retirement plans in other countries. Effective January 1, 2008, accrual for service will no longer continue under our North American defined benefit plans. In November 2006, we reached an agreement with the Trustee of our pension plan in the U.K. that had set the levels of contribution through April 2012. Our obligations to make contributions to fund benefit obligations under these plans are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operation of the plans, including employee turnover and retirement rates, the performance of the financial markets and interest rates. If future trends differ from the assumptions, the amounts we are obligated to contribute to the plans may increase. If the financial markets perform lower than the assumptions, we may have to make larger contributions in the future than we would otherwise have to make and expenses related to defined benefit plans could increase. Also, if interest rates are lower in the future than we assume they will be, we may be required to make larger contributions than we would otherwise have to make.

In the third quarter of 2008, we experienced a significant decline in the value of the assets held in our pension plans due to the adverse conditions in the equity markets globally. In addition, we expect that, if the current economic condition does not improve, actual results may differ from the assumptions and may have a significant negative impact on our asset values at our December 31, 2008 measurement date. As a result, we may be required to make larger contributions to our defined benefit plans in the future. If we are required to make significantly larger contributions, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Nortel Networks/BCE Stock Option Plans: During the third quarter of 2008, we issued an aggregate of 14,205 NNC common shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The NNC common shares issued on the exercise of these options were issued outside of the U.S. to BCE Inc., or BCE, employees who were not U.S. persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The NNC common shares issued are deemed to be exempt from registration pursuant to Regulation S under the U.S. Securities Act of 1933, as amended, or the Securities Act. All funds we receive in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement whereby we were spun off from BCE, except for nominal amounts we receive to round up fractional entitlements into whole shares. We keep these nominal amounts and use them for general corporate purposes.

Date of Exercise	Number of Nortel Networks Corporation Common Shares Issued Without U.S. Registration Upon Exercise of Stock Options Under Nortel/BCE Plans	Range of Exercise Prices Canadian $
July 24, 2008	2,655	CDN$411.49
August 28, 2008	11,550	CDN$426.51 –CDN$583.82

Directors’ Deferred Share Compensation Plans: The following table sets forth the total number of Nortel Networks Corporation/Nortel Networks Limited share units, or NNC/NNL share units, credited to accounts of our and NNL’s directors, in lieu of cash fees, under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan, or the DSC Plans, during the third quarter of 2008. These transactions are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Date of Grant	Total Number of NNC/NNL Share Units Acquired under DSC Plans in Q3		Price per Common Share (or Unit)
September 30, 2008	250,753	(1)	$2.36	(2)

(1)	NNC/NNL share units issued on the last day of the quarter under the DSC Plans. Pursuant to the DSC Plans, upon election of the director, certain fees payable to our and NNL’s directors are paid in the form of NNC/NNL share units, based upon the market price of NNC common shares on the last trading day of the quarter in accordance with the DSC Plans. On the earliest date when a director ceases to be both (i) a member of our and NNL’s boards of directors and (ii) employed by us or NNL or our subsidiaries, we and NNL will cause to be purchased on the open market, for delivery to the director, that number of NNC common shares equal to the number of NNC/NNL share units credited to the director’s account under the DSC Plans.
(2)	Represents share price for NNC common shares of CAD$2.50 as converted into U.S. Dollars using the noon rate of exchange of the Bank of Canada on September 30, 2008.

Global Class Action Settlement: In connection with the Global Class Action Settlement, in 2007, we issued 2,646,967 NNC common shares, of the total 62,866,775 NNC common shares to be issued in accordance with the terms of the settlement. As of September 30, 2008, almost all of the NNC common shares issuable in accordance with the settlement had been distributed. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act. For additional discussion of the Global Class Action Settlement, see “Contingencies” in note 17 of the accompanying unaudited condensed consolidated financial statements.

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

Exhibit No.	Description
10.1	Nortel Networks Enhanced Severance Allowance Plan As Amended and Restated Effective January 1, 2008.

12	Computation of Ratios.

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the President and Chief Executive Officer and the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 10, 2008