Form 10-K
period 2008-12-31
NORTEL NETWORKS CORP
filed 2009-03-02
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-07260

Nortel Networks Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0535482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 The West Mall,
Toronto, Ontario, Canada	M9C 5K1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (905) 863-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common shares without nominal or par value	Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 20, 2009, 497,840,534 common shares of Nortel Networks Corporation were issued and outstanding. Non-affiliates of the registrant held 495,659,592 common shares having an aggregate market value of $4,074,321,846 based upon the last sale price on the New York Stock Exchange on June 30, 2008 of $8.22 per share; for purposes of this calculation, shares held by directors and executive officers have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE

None

All dollar amounts in this document are in United States Dollars unless otherwise stated.

NORTEL, NORTEL (Logo), NORTEL NETWORKS, the GLOBEMARK, NT, AGILE COMMUNICATIONS ENVIRONMENT, NORTEL GOVERNMENT SOLUTIONS and WEB.ALIVE are trademarks of Nortel Networks.

MOODY’S is a trademark of Moody’s Investors Service, Inc.

NYSE is a trademark of the New York Stock Exchange, Inc.

S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

All other trademarks are the property of their respective owners.

PART I

ITEM 1.	Business

Overview

Nortel supplies end-to-end networking products and solutions that help organizations enhance and simplify communications. These organizations range from small businesses to multi-national corporations involved in all aspects of commercial and industrial activity, to federal, state and local government agencies and the military. They include cable operators, wireline and wireless telecommunications service providers, and Internet service providers.

Our networking solutions include hardware and software products and services designed to reduce complexity, improve efficiency, increase productivity and drive customer value. We design, develop, engineer, market, sell, supply, license, install, service and support these networking solutions worldwide. We have technology expertise across carrier and enterprise, wireless and wireline, applications and infrastructure. We have made investments in technology research and development (R&D), and have had strong customer loyalty earned over more than 100 years of providing reliable technology and services.

The Company has its principal executive offices at 195 The West Mall, Toronto, Ontario, Canada M9C 5K1, (905) 863-7000. The Company was incorporated in Canada on March 7, 2000. Nortel Networks Limited (NNL), a Canadian company incorporated in 1914, is the Company’s principal operating subsidiary.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge under “Investor Relations” at www.nortel.com (our website), as soon as reasonably practicable after providing them to the United States (U.S.) Securities and Exchange Commission (SEC). Our Code of Business Conduct is also available on our website, and any future amendments to it will be posted there. Any waiver of a requirement of our Code of Business Conduct, if granted by the boards of directors of the Company and NNL or their audit committees, will be posted on our website as required by law. Information contained on our website is not incorporated by reference into this or any such reports. The public may read and copy these reports at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 (1-800-SEC-0330). Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding certain issuers including the Company and NNL, at www.sec.gov. The Company is not a foreign private issuer, as defined in Rule 3b-4 under the U.S. Securities Exchange Act of 1934 as amended (Exchange Act).

All dollar amounts in this report are in millions of U.S. Dollars, except for Part III hereof, and except as otherwise stated.

Where we say “we”, “us”, “our”, “Nortel” or “the Company”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable. Where we say NNC, we mean Nortel Networks Corporation. Where we refer to the “industry”, we mean the telecommunications industry.

Many of the technical terms used in this report are defined in the Glossary of Certain Technical Terms beginning at page  17.

Creditor Protection Proceedings

We operate in a highly volatile telecommunications industry that is characterized by vigorous competition for market share and rapid technological development. In recent years, our operating costs have generally exceeded our revenues, resulting in negative cash flow. A number of factors have contributed to these results, including competitive pressures in the telecommunications industry, an inability to sufficiently reduce operating expenses, costs related to ongoing restructuring efforts described below, significant customer and competitor consolidation, customers cutting back on capital expenditures and deferring new investments, and the poor state of the global economy.

In recent years, we have taken a wide range of steps to attempt to address these issues, including a series of restructurings that have reduced the number of worldwide employees from more than 90,000 in 2000 to approximately 30,000 (including employees in joint ventures) as of December 31, 2008. In particular, in 2005, under the direction of new management, we began to develop a Business Transformation Plan with the goal of addressing our most significant operational challenges, simplifying organizational structure, and maintaining a strong focus on revenue generation and improved operating margins including quality improvements and cost reductions. These actions have included: (i) the outsourcing of nearly all manufacturing and production to a number of key suppliers, including, in particular, Flextronics Telecom Systems, Ltd. (Flextronics) (ii) the substantial consolidation of key R&D expertise in Canada and China, (iii) decisions to dispose of or exit certain non-core businesses, such as our UMTS Access business unit, (iv) the creation and/or expansion of joint venture relationships (such as LG-Nortel in Korea and our joint venture in China, Guangdong-Nortel Telecommunications Equipment Company Ltd. of China), (v) establishing alliances with various large organizations such as Microsoft, IBM and Dell, (vi) real estate optimizations, including the sale of our former headquarters in Brampton, Ontario, Canada, and (vii) the continued reorientation of our business from a traditional supplier of telecommunications equipment to a focus on cutting edge networking hardware and software solutions.

These restructuring measures, however, have not provided adequate relief from the significant pressures we are experiencing. As global economic conditions dramatically worsened beginning in September 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and potentially prolonged recessionary period have compounded the situation.

In addition, we have made significant cash payments related to our restructuring programs, the Global Class Action Settlement (as defined in Item 3), debt servicing costs and pension plans over the past several years. Due to the adverse conditions in the financial markets globally, the value of the assets held in our pension plans has declined significantly resulting in significant increases to pension plan liabilities that could have resulted in a significant increase in future pension plan contributions. It became increasingly clear that the struggle to reduce operating costs during a time of decreased customer spending and massive global economic uncertainty put substantial pressure on our liquidity position globally, particularly in North America.

Market conditions further restricted our ability to access capital markets, which was compounded by recent actions taken by rating agencies with respect to our credit ratings. In December 2008, Moody’s Investor Service, Inc. (Moody’s) issued a downgrade of the Nortel family rating from B3 to Caa2. With no access to the capital markets, limited prospects of the capital markets opening up in the near term, substantial interest carrying costs on over $4,000 of unsecured public debt, and significant pension plan liabilities expected to increase in a very substantial manner principally due to the adverse conditions in the financial markets globally, it became imperative for us to protect our cash position.

After extensive consideration of all other alternatives, we determined, with the unanimous authorization of our Board of Directors after thorough consultation with our advisors, that a comprehensive financial and business restructuring could be most effectively and quickly achieved within the framework of creditor protection proceedings in multiple jurisdictions. As a consequence, on January 14, 2009 (Petition Date), we initiated creditor protection under the respective restructuring regimes of Canada under the Companies’ Creditors Arrangement Act (CCAA) (CCAA Proceedings), in the U.S. under the Bankruptcy Code (Chapter 11 Proceedings), the United Kingdom (U.K.) under the Insolvency Act 1986 (U.K. Administration Proceedings), and subsequently, Israel (Israeli Proceedings). Our affiliates in Asia including LG-Nortel, in the Caribbean and Latin American (CALA) region, and the Nortel Government Solutions (NGS) business, are not included in these proceedings.

We initiated the Creditor Protection Proceedings (as defined below) with a consolidated cash balance, as at December 31, 2008, of $2,400, in order to preserve our liquidity and fund operations during the restructuring process. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan (comprehensive restructuring plan) (also referred to as a “plan of reorganization” in the U.S., or a “plan of compromise or arrangement” in Canada).

“Debtors” as used herein means (i) us, together with NNL and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court), (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCC) and certain other U.S. subsidiaries (U.S. Debtors) that filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (U.S. Court), (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries (EMEA Debtors) that made consequential filings under the Insolvency Act 1986 in the English High Court of Justice (English Court), and (iv) certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv. The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings and the Israeli Proceedings are together referred to as the Creditor Protection Proceedings.

Pursuant to the order of the Canadian Court, Ernst & Young Inc. was named as the court-appointed monitor (Canadian Monitor) under the CCAA Proceedings. As required under the U.S. Bankruptcy Code, the United States Trustee for the District of Delaware (US Trustee) appointed an official committee of unsecured creditors on January 22, 2009 (U.S. Creditors’ Committee). In addition, a group purporting to hold substantial amounts of our publicly traded debt has organized (the Bondholder Group). The role of the Bondholder Group in the Chapter 11 Proceedings and the CCAA Proceedings has not yet been formalized and may develop and change over the course of such proceedings. Pursuant to the terms of the orders of the English Court, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to our EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, U.K. Administrators).

For further information on the Creditor Protection Proceedings, see “Executive Overview - Creditor Protection Proceedings” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section of this report.

Business Operations

During the Creditor Protection Proceedings, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the initial order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and termination rights or a quantification of our obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators decide whether an EMEA Debtor should perform under a contract on the basis of whether it is in the interests of the administration to do so. Any claims which result from an EMEA Debtor rejecting or repudiating any contract or arrangement will usually be unsecured.

The accompanying audited consolidated financial statements do not include the effects of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. As of the date of the filing of this report, it is not possible to determine the extent of claims filed and to be filed, whether such claims will be disputed and whether they will be subject to discharge in the Creditor Protection Proceedings. It is also not possible at this time to determine whether to establish any additional liabilities in respect of claims. The Debtors are beginning to review all claims filed and are beginning the claims reconciliation process.

On February 23, 2009, the U.S. Court authorized the U.S. Debtors to reject certain unexpired leases of non-residential real property and related subleases as of February 28, 2009.

Comprehensive Restructuring Plan

We are in the process of stabilizing our business to maximize the chances of preserving all or a portion of the enterprise and evaluating our various operations to determine how to narrow our strategic focus in an effective and timely manner, in consultation with our business and financial advisors. While we undertake this process, our previously announced intention to explore the divestiture of our MEN business has been put on hold. We have also decided to discontinue our mobile WiMAX business and sell our Layer 4-7 data portfolio (see below). Further, we will be significantly reducing our investment in our carrier Ethernet switch/router (CESR) portfolio while continuing to ship products and support our installed base of carrier Ethernet customers. We will continue to utilize our carrier Ethernet technology in our other MEN and other solutions. The Creditor Protection Proceedings and the development of a comprehensive restructuring plan may result in additional sales or divestitures, but we can provide no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all. On February 18, 2009, the U.S. Court approved procedures for the sale or abandonment by the U.S. Debtors of assets with a de minimus value. The Canadian Debtors and EMEA Debtors can generally take similar actions with the approval of the Canadian Monitor and the U.K. Administrators, respectively. As we work on developing a comprehensive restructuring plan, we will consult with the Canadian Monitor, the U.K. Administrators and the U.S. Creditors’ Committee, and any such plan would eventually be subject to the approval of affected creditors and the relevant courts. There can be no assurance that any such plan will be confirmed or approved by any of the relevant courts or affected creditors, or that any such plan will be implemented successfully.

Developments Related to our Creditor Protection Proceedings

•

NNL entered into an agreement with Export Development Canada (EDC) to permit continued access by NNL to the EDC support facility, which provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance (EDC Support Facility), for up to $30 of support, for an interim period that currently extends to May 1, 2009. Amounts outstanding under the EDC Support Facility are secured by a charge against all of the property of the Canadian Debtors.

•

Our filings under the Chapter 11 Proceedings and the CCAA Proceedings constituted events of default under the instruments governing substantially all of the indebtedness issued or guaranteed by us, NNL, NNI and NNCC. In addition, we may not be in compliance with certain other covenants under the indentures related to certain of our debt, the EDC Support Facility and other debt or lease instruments.

•	We entered into an amendment to arrangements with a major supplier, Flextronics. We continue to work with Flextronics throughout this process.

•

Since the Petition Date, we have generally maintained use of our cash management system pursuant to various court approvals and agreements obtained or entered into in connection with the Creditor Protection Proceedings, including a revolving loan agreement between NNI as lender and NNL as borrower. An initial amount of $75 was drawn, and the remaining $125 under the loan is subject to U.S. Court approval.

•	NNC common shares were delisted from the New York Stock Exchange (NYSE).

•

The Toronto Stock Exchange (TSX) notified us that it had begun a review of the eligibility for continued listing of securities of NNC and NNL, but stopped its review after concluding that the review was stayed by the initial order obtained by the Canadian Debtors in the CCAA Proceedings.

•

We and NNL obtained an order from the Canadian Court under the CCAA Proceedings relieving us and NNL from the obligation to call and hold annual shareholder meetings by the statutory deadline of June 30, 2009, and directing us and NNL to call and hold such meetings within six months following the termination of the stay period under the CCAA Proceedings.

•

On February 25, 2009, we announced a workforce reduction plan of approximately 5,000 net positions. We also announced that we will seek to implement, and request court approval where required for, retention and incentive compensation for certain key eligible employees. On February 27, 2009, we obtained Canadian Court approval for the termination of our equity-based compensation plans, including all outstanding equity under the plans.

•

On March 2, 2009, we announced the appointment of Pavi Binning as chief restructuring officer of Nortel and NNL, a position he will hold in addition to his existing duties as chief financial officer. He will continue to report to the president and chief executive officer.

Please see “Executive Overview – Creditor Protection Proceedings” in the MD&A section of this report, “Compensation Discussion and Analysis” in the Executive and Director Compensation section of this report, and the Risk Factors section of this report, for a full discussion of these and other significant events, and the risks and uncertainties we face as a result of the Creditor Protection Proceedings. See also note 1, “Creditor Protection and Restructuring” to the accompanying audited consolidated financial statements.

Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.nortel.com/restructuring. Certain information regarding the CCAA Proceedings, including the reports of the Canadian Monitor, is available at the Canadian Monitor’s website at www.ey.com/ca/nortel. Documents filed with the U.S. Court and other general information about the Chapter 11 Proceedings are available at http://chapter11.epiqsystems.com/nortel. The content of the foregoing websites is not a part of this report.

Other 2008 and 2009 Developments

•	Mobile WiMAX: On January 29, 2009, we announced that we decided to discontinue our mobile WiMAX business and end our joint agreement with Alvarion Ltd.

•

Dividends: On November 10, 2008, the Board of Directors of NNL decided to suspend the declaration of further dividends on NNL cumulative redeemable class A preferred shares series 5 (NNL series 5 preferred shares) and non-cumulative redeemable class A preferred shares series 7 (NNL series 7 preferred shares, and collectively with the NNL series 5 preferred shares, the NNL preferred shares) following payment on November 12, 2008 of the previously declared monthly dividend on those shares.

•

Acquisitions and Divestitures: On February 19, 2009, we announced that we have entered into a “stalking horse” asset purchase agreement to sell certain portions of our Applications Delivery Portfolio to Radware Ltd. for approximately $18. We have received orders from the U.S. Court and the Canadian Court that establish bidding procedures for an auction that will allow other qualified bidders to submit higher or otherwise better offers. In August 2008, we acquired 100% of the issued and outstanding stock of Diamondware, Ltd.; and we purchased substantially all of the assets and certain liabilities of Pingtel Corp. from Bluesocket Inc. In August 2008, LG-Nortel purchased certain assets and liabilities of LGE’s Wireless Local Loop (WLL) business, and acquired 100% of the stock of Novera Optics Korea Inc. and Novera Optics, Inc.

Business Environment

In 2008, we faced significant challenges from new technologies, higher operational expectations and increased competitiveness, creating new levels of complexity. These challenges were heightened by the expanding global economic downturn and extreme volatility in global financial markets. As global economic conditions dramatically worsened over recent months, we continued to experience significant pressure on our business and deterioration of our cash and liquidity as customers across all our businesses, in particular in North America, responded to increasingly worsening macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally has compounded the situation, further impacting customer orders as well as normal seasonality trends. As a result, our financial results, in particular in the second half of 2008, were negatively impacted across all of our business segments. We are continuing to experience significant pressure due to global economic conditions and additionally, we are seeing further impact to our business as a result of the Creditor Protection Proceedings.

In the enterprise communications market, enterprises are looking for partners that can manage their communications in a more cost-effective manner, streamline operations, and help them keep up with the growing speed of business and Unified Communications. The service provider market in 2008 was focused on third-generation (3G) wireless network deployment, VoIP and products and services that will allow delivery of voice, data and video over IP networks (such as carrier switches/routers, broadband access and next-generation optical networks).

We operate on a global basis, and market conditions vary geographically. In emerging markets, customers continued to focus primarily on connectivity solutions, especially for wireless. In established markets, such as North America and Western Europe, service providers are upgrading their networks to enable new types of services, such as IPTV and mobile video. Regulatory issues in certain countries and regions have impacted market growth. We continued to see the trend known as hyperconnectivity, which represents a means by which companies can enable a more productive workforce, provide richer, more sophisticated communications experiences, and foster stronger, deeper relationships with customers.

Our Business

We transformed our R&D structure to a model based on 20% investment in emerging, future technology, 60% investment in current and maturing technologies and 20% investment earmarked for support of our legacy technologies. We increased our focus on Unified Communications, applications, carrier VoIP, and innovation in general, and our partnerships with industry leaders. Key areas of investment in 2008 included Unified Communications, 4G broadband wireless technologies, carrier Ethernet, next — generation optical, advanced applications and services, secure networking, professional services for Unified Communications and multimedia services.

As announced on November 10, 2008, under a new operating model effective January 1, 2009, we decentralized several corporate functions and transitioned to a vertically integrated business unit structure to give greater financial and operational control to the business units, increase accountability for overall performance, and reduce the duplication inherent in matrix organizations. Enterprise customers are served by a business unit responsible for product and portfolio development, R&D, marketing and sales, partner and channel management, strategic business development and associated functions. Service provider customers are now served by two business units with full responsibility for all product, services, applications, portfolio, business and market development, marketing and R&D functions: Carrier Networks (consisting of wireless and carrier VoIP, applications and solutions) and Metro Ethernet Networks. A dedicated global carrier sales organization supports both business units.

Our Global Services business unit will be decentralized and transitioned to the other business segments by April 1, 2009 in an attempt to minimize any negative impact on our customer service activities. Commencing with the first quarter of 2009, services results will be reported across all reportable segments. Also commencing with the first quarter of 2009, we will begin to report LG-Nortel as a separate reportable segment. Prior to that time, the results of LG-Nortel were reported across all segments. The previously announced decentralization of our Global Operations organization has been put on hold and will be part of our planning around the comprehensive restructuring plan.

We remain committed to integrity through effective corporate governance practices, maintaining effective internal control over financial reporting and enhanced compliance. We continue to focus on increasing employee awareness of ethical issues through various means such as on-line training and our Code of Business Conduct.

Business Segments

Our 2008 reportable segments were Carrier Networks (CN), Enterprise Solutions (ES), Metro Ethernet Networks (MEN) and Global Services (GS).

Sales of approximately $1,126 to Verizon Communications Inc. (including Verizon Wireless) constituted approximately 11% of our 2008 consolidated revenue, of which approximately $701 was in the Carrier Networks segment.

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

Service providers are focused on products and solutions that offer the latest broadband technology and services and support converged data, voice and multimedia communications over a single network for greater cost efficiency, capacity, speed, quality, performance, resiliency, security and reliability.

We seek to provide our customers with products and expertise spanning the gap between legacy and future-focused network environments. Our Carrier Networks segment focuses on supporting customers as they transition from circuit voice to converged IP networks and from 2G and 3G to 4G wireless networks. Carrier Networks also focuses on enabling wireless applications that allow service providers to offer new services that can generate new streams of revenues and boost customer loyalty and retention.

Our Carrier Networks portfolio includes 3G and 2.5G mobility networking solutions based on CDMA, GSM, GSM-R, GPRS and EDGE technologies. These include an array of indoor and outdoor base transceiver stations designed for capacity, performance, flexibility, scalability and investment protection.

We also offer 4G mobile broadband solutions for service providers based on OFDM and MIMO technologies, and have been developing solutions based on LTE. We own significant OFDM and MIMO patents and are considered a leader in the development of these standards, which provide a common foundation for LTE and WLAN (802.11n). We have completed early LTE trials with companies such as T-Mobile and LGE. We have also been continuing to conduct LTE trials with major services providers in North America.

Our Carrier VoIP solutions offer a variety of voice over packet products (softswitches, media gateways, international gateways), multimedia communication servers, SIP-based application servers, IMS products, optical products, WAN switches and digital-based telephone switches. As of the end of 2008, we had more than 300 Carrier VoIP and applications customers around the world.

Our product development for Carrier Networks is focused on next-generation mobile broadband, enhanced residential and business services, cable solutions, and converged voice and data solutions for wireline and wireless service providers. We continue to focus on VoIP to drive broad-based deployment of SIP, pre-IMS IP-based applications and IMS.

Carrier Networks competitors include Ericsson, Alcatel-Lucent, Motorola, Samsung, Nokia Siemens Networks, Huawei, ZTE, Sonus and Cisco. The most important competitive factors include best-in-class technology, features, product quality and reliability, customer and supplier relationships, warranty and customer support, network management, availability, interoperability, price and cost of ownership, regulatory certification and customer financing. Capital costs are becoming less important as operating costs and device subsidies (often given by service providers to their customers for purchase of handheld devices) become a bigger part of the service provider business case.

We ranked second globally in CDMA revenues in 2008, according to the Dell’Oro Group and have benefited from customer network upgrades to 3G technology, like CDMA2000 1x and CDMA EV-DO Rev A, for faster broadband wireless access. GSM, though declining, is expected to remain the largest telecommunications equipment market for several years and is dominated by Ericsson and Nokia Siemens Networks. We have GSM customers across North America, CALA, EMEA, and Asia, with support for those seeking to delay the move to UMTS or seeking to move directly to 4G. We believe that 4G will deliver significantly improved capacity and performance at a lower overall cost. 4G is expected to arrive in parallel with established application and device ecosystems.

Sales to Verizon Communications Inc. constituted more than 10% of Carrier Networks 2008 revenue, and sales to one other customer constituted more than 9%. The loss of either of these customers could have a material adverse effect on the Carrier Networks segment.

Significant Carrier Networks Developments

•

Selected by China Telecom as a key vendor in the evolution of its CDMA network in seven Chinese provinces; other CDMA wins with Cleartalk and U.S. Cellular; 3G CDMA wins with Telefonica O2 Czech Republic, Multi-Links and Sky Link Ekaterinburg.

•	Retained number one GSM-R market position globally and won new contracts with China Railway, Deutsche Bahn, Algeria Railway and ADIF in Spain.

•

Carrier VoIP win with Clearwire to enable VoIP services to U.S. customers, as well as Carrier VoIP wins with Comstar United Telesystems in Russia, LG Dacom in Korea, and du in the United Arab Emirates.

•	We now have over 120 regional service providers in North America using our VoIP softswitch solution for rural service providers (CS 1500).

•

Introduced key new Carrier IP solutions including our Adaptive Application Engine (a software-based application enabling IP voice and multimedia services with Web 2.0), and our IP Powered Home Solution (enables service providers to bundle personal Internet, TV and home phone services into customizable packages).

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

Our extensive Enterprise Solutions portfolio addresses the needs of businesses of all sizes with reliable, secure and scalable products spanning Unified Communications, Ethernet routing and multiservice switching, IP and digital telephony (including phones), wireless LANs, security, IP and SIP contact centers, self-service solutions, messaging, conferencing, and SIP-based multimedia solutions.

Our Innovative Communications Alliance with Microsoft provides seamless technology integration for customers looking to coordinate desktop software suites with business communications solutions. We have now attained more than 1,000 alliance customers globally. The Nortel-IBM alliance provides delivery of communications-enabled applications and business processes through the use of SOA. Through these alliances, we have sought to improve our competitive position in the enterprise market and the coverage and efficiency of our channels to market.

The global enterprise equipment market segments in which we compete can generally be categorized as Unified Communications, communications-enabled multimedia applications and data networking. IBM and Microsoft continue to participate in Unified Communications. Aggressive competitor pricing, trade-in programs and open source solutions have increased competitive pressures. Cisco, Avaya, Alcatel-Lucent, Siemens Enterprise Communications and NEC are our primary competitors in the Unified Communications and multimedia applications market. Cisco is our primary competitor in the data market, followed by others such as HP Procurve, 3Com and Foundry.

Competitive factors include best-in-class technology and features, price and total cost of ownership, warranty and customer support, installed base, customer and supplier relationships, product quality, product reliability, product availability, ability to comply with regulatory and industry standards on a timely basis, end-to-end portfolio coverage, distribution channels, alternative solutions from service providers, and achieving appropriate size and scale.

We collaborate with various channel partners, including major global service providers. We continue to work through large service providers, large value-added resellers, and our two-tier value-added distribution system to better serve large companies as well as mid-market and SMBs. We have also created simplified accreditation and ‘fast-track’ training programs to lower partner cost of entry for selling our SMB portfolio.

One customer makes up more than 10% of Enterprise Solutions 2008 revenue. The loss of this customer could have a material adverse effect on the Enterprise Solutions segment.

Significant Enterprise Solutions Developments

•

Expanded our Unified Communications portfolio with the introduction of solutions including our Agile Communications Environment, Ethernet Routing Switch 5600, Software Communications Server 500 (SCS500), Interactive Communications Portal, and delivered cost-saving Mobile Communication 3100 (MC 3100) and BCM450 products to market.

•

Announced new carrier-hosted solutions with Microsoft and IBM that are designed to enhance productivity and offer powerful Unified Communications to SMBs; received the IBM IMPACT Innovation Award for our IBM SOA foundation resource (Agile Communications Environment).

•	Named Official Network Infrastructure Partner for the London 2012 Olympic and Paralympic Games, secured on the heels of our Vancouver 2010 Olympic and Paralympic Winter Games win.

•

Key wins in the hospitality market, including Unified Communications contracts from the Vancouver Canucks, the New York Mets for their new Citi Field, and Las Vegas properties such as the Venetian and the Palazzo.

•	New financial institution customers include Dubai Financial Market, Australia’s New England Credit Union, and London-based HSBC.

•

New Unified Communications wins in the area of medical communications include M. D. Anderson Cancer Center Orlando; Carolinas HealthCare System; King Fahad Medical City, one of the largest healthcare providers in the Middle East; Brussels-based Jan Yperman Hospital; and Sharjah Teaching Hospital in the United Arab Emirates.

•

Secured a key government contract with the U.S. Social Security Administration for what is expected to be the world’s largest enterprise VoIP deployment: a ten-year, $300 telephone systems replacement project. We also secured new wins with the State of Georgia and China’s Ministry of Water Resources.

Global Services

Today’s service providers and enterprises face a wide range of communications challenges, including pressures not only to manage, but often to reduce their IT costs, ensure network security and keep up with ever-evolving innovation and communications needs. We believe we are well suited to meet these challenges because of our extensive experience in designing, installing and operating both enterprise and carrier networks around the world.

We are focused on opportunities to transform networks to IP, implementation of next-generation wireless technologies, delivery of Unified Communications and multimedia solutions, and helping customers manage their networks from a performance and cost efficiency perspective.

We provide a broad range of network services that help our customers focus on their core businesses, while we look after the intricacies of their networking needs. We support a broad range of multi-vendor, multi-technology systems, including services to design, deploy, support and evolve networks. We offer leading solutions for contact centers, Unified Communications and telepresence systems, and a broad range of managed services. Our customers include SMBs as well as large global enterprises; municipal, regional and federal government agencies; wireline and wireless service providers; cable operators; and MVNOs.

Our Global Services group offers a broad range of services, comprised of four main service product groups: (i) network implementation services, including network integration, planning, installation, optimization and security services; (ii) network support services, including technical support, hardware maintenance, equipment spares logistics and on-site engineers; (iii) network managed services, including services related to the monitoring and management of customer networks and hosted solutions; and (iv) network application services, including applications development, integration and communications-enabled application solutions.

We sell services on a direct basis in the carrier and service provider markets, and employ both direct and indirect sales models for the enterprise market. Our model allows channel partners to partner with us in the delivery of a service, or invest to become fully capable in the delivery of that service.

Our key competitors in Global Services include Ericsson, Nokia Siemens Networks, Alcatel-Lucent and Motorola in the carrier market, and Cisco, Avaya and Siemens Enterprise in the enterprise market. As well, in 2008 we both partnered and competed with global system integrators such as IBM and HP. Principal competitive factors include size and scale, global presence and brand recognition, technology leadership, flexible pricing models, solutions focus and multi-vendor expertise.

Three customers make up over 18% of Global Services 2008 revenue. The loss of any of these customers could have a material adverse effect on the Global Services segment.

Significant Global Services Developments

•

Signed Deloitte as a global managed telepresence services customer; announced new joint managed telepresence offering for global resale with Verizon Business; became first Polycom Global telepresence Certified Plus Partner; provided telepresence services for FORTUNE Brainstorm: GREEN conference.

•

Awarded contracts to provide managed contact center services for India’s Bharti Airtel, Dubai’s Roads and Transport Authority, and the Carolinas HealthCare System. Also deployed managed contact center services for the Georgia Governor’s Office of Customer Service, updating and consolidating 30 contact centers to improve the performance and responsiveness of ‘1.800.georgia.’

•

Provided build, operate, maintain, consulting and/or project management services for customers such as Dubai telecom services provider du, Multi-Links Telecommunications in Nigeria and Palestine Telecommunications.

•

Consulted with and provided various managed security services for customers including the Spring, Texas Independent School District, the Kentucky Department of Education and healthcare provider Liverpool Women’s NHS Foundation Trust.

•

Teamed with M. D. Anderson Cancer Center Orlando to develop an award-winning patient discharge solution. Also agreed to provide various application design, integration and management services for Memorial Hospital at Gulfport, Mississippi, Turk Telecom, the New York Mets’ new Citi Field and the Vancouver Canucks’ General Motors Place.

•

Announced a Service Assurance Solution based on IBM Tivoli Netcool Carrier VoIP Manager software and our consulting, integration, customization and performance monitoring services, for service providers seeking greater network capacity and performance with lower costs.

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

Our MEN solutions are designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost for emerging video-intensive applications. The MEN portfolio includes optical networking, carrier Ethernet switching and multiservice switching products. With our extensive experience in the optical and Ethernet arenas, MEN solutions use technology innovation to drive scale, simplicity and cost savings for our customers.

Key to delivering the capacity and service agility to the network are our Adaptive Intelligent All Optical solutions. Built with innovative eDCO and ROADM technologies, these solutions deliver the required bandwidth for high speed services, as well as incorporating network planning and engineering functions that can improve network provisioning and restoration times.

Our 40G Adaptive Optical Engine technology can quadruple network capacity while being deployable over any fiber, which can allow service providers to reduce engineering and equipment expense, and upgrade quickly and cost-effectively from 10G to 40G, and ultimately to 100G when 100G becomes available. We had over 40 customer wins since the product became generally available in May 2008.

With their ability to switch new IP-based applications, deliver Ethernet connectivity services and maintain efficient transport of data traffic on legacy equipment, our packet optical transport platforms give our customers flexibility and agility. This enables them to react quickly to changing customer and service requirements to capitalize on the trends driving the industry.

We are seeking to standardize our technologies in the Institute of Electrical and Electronics Engineers, Metro Ethernet Forum, Optical Internetworking Forum, and the International Telecommunications Union - Telecommunications Standardization Sector bodies where PBB/PBT/PLSB are the focus of increasing standardization activity. The cornerstone of this activity, PBB, was ratified as an IEEE standard (IEEE 802.1ah) in August 2008. We believe these initiatives will prove beneficial for extending the simplicity and ease-of-use of Ethernet beyond connectivity services to include network transport and service definitions.

Our multiservice switch portfolio can offer reduced networking costs for service providers and enterprises through network consolidation, supporting multiple networking technologies such as ATM, frame relay, IP and voice on a single platform.

Throughout the transition to next generation packet-based networks, MEN solutions are designed to provide a comprehensive and consistent solution for all parts and layers of optical and Ethernet networks. We provide one network and domain management system for optical and Ethernet services, retaining key elements of circuit-based operation for Ethernet services. We believe that our ability to plan, manage, and troubleshoot networks via this single management system provides an advantage to our customers through cost savings and increased end-user satisfaction.

Our principal competitors in the global optical market are large communications companies such as Alcatel-Lucent, Huawei, Nokia Siemens Networks, Fujitsu and Cisco, as well as others that address specific niches within this market, such as Ciena, ADVA, Tellabs and Infinera.

Top vendors in the passive optical networking market include Mitsubishi, Tellabs, Alcatel-Lucent, Motorola, and Huawei. Cisco and Alcatel-Lucent have leading market shares in the existing carrier Ethernet market. Other competitors include Foundry, Huawei, Hitachi Cable and Extreme. We believe the carrier Ethernet market will divide into two camps: one that supports Ethernet over MPLS (multi-protocol label switching) solutions and the other that favors native carrier Ethernet switching solutions such as ours.

Two customers make up over 20% of MEN 2008 revenue. The loss of either one of these customers could have a material adverse effect on the MEN segment.

Significant MEN Developments

•

Introduced the industry’s first volume deployable 40G/100G solution, which enables four times the network throughput over existing network architectures while providing a foundation that can simply and affordably increase capacity tenfold.

•

Our 40G Adaptive Optical Engine was selected by Bell Canada to provide enhanced network bandwidth within the Montreal-New York, Toronto-Chicago and Toronto-Montreal traffic corridors, and by Mediacom in the U.S. to expand its capacity to deliver high-bandwidth applications like HDTV and Video on Demand with a new backbone network.

•	Secured new 40G contracts and deployed networks with Telus in Canada, SK Broadband in South Korea, RASCOM in Eastern Europe, KPN in Belgium, Neos Networks in the U.K., and TDC in Denmark.

•	Showcased 100G technology with major tier-one service providers including conducting the world’s first live 100G network trial with Comcast.

•	Received new optical wins with China Cable Television Network, Romanian Educational Network and Banverket ICT, one of Sweden’s largest suppliers of network services.

Please see the Risk Factors section of this report for risks to our segments and our business generally and resulting from the Creditor Protection Proceedings and other matters.

Sales and Distribution

Under a new operating model effective January 1, 2009, we decentralized several corporate functions including our sales and distribution activities, and transitioned to a vertically integrated business unit structure. Enterprise customers are now served by dedicated ES sales, marketing, partner and channel management teams. CN and MEN are now supported by a dedicated global carrier sales organization responsible for service provider sales, business and market development and marketing.

These sales forces market and sell Nortel products and services to customers located in Canada, the U.S., CALA, EMEA and the Asia region. Our sales offices are aligned with customers on a country and regional basis. For instance, we have dedicated sales account teams for certain major service provider customers located near the customers’ main purchasing locations. Also, in some instances, we partner with companies that are not wholly-owned by Nortel, such as Nortel Networks Netas Telekomunikasyon A.S. in Turkey, and our joint venture LG-Nortel in Korea. In addition, teams within the regional sales groups work directly with top regional enterprises, and are also responsible for managing regional distribution channels. We also have decentralized marketing, product management and technical support teams, for ES, and for CN and MEN, respectively, dedicated to providing individual product line support to their respective global sales and support teams.

In some regions, we also use sales agents or representatives who assist us when we interface with our customers. In addition, we have some non-exclusive distribution agreements with distributors in all of our regions, primarily for enterprise products. Certain service providers, system integrators, value-added resellers and stocking distributors act as our non-exclusive distribution channels under those agreements.

Backlog

Our order backlog was approximately $4,100 and $5,100 as of each of December 31, 2008 and 2007, respectively. The backlog consists of confirmed orders as well as $1,994 of deferred revenues as of December 31, 2008, as compared to $3,109 of deferred revenues as of December 31, 2007. A portion of our deferred revenues and advanced billings are non-current and we do not expect to fill them in 2009. Most orders are typically scheduled for delivery within twelve months, although in some cases there could be significant amounts of backlog relating to revenue deferred for longer periods. These orders are subject to future events that could cause the amount or timing of the related revenue to change, such as rescheduling or cancellation of orders by customers (in some cases without penalty), or customers’ inability to pay for or finance their purchases. Backlog should not be viewed as an indicator of our future performance and could be affected by our Creditor Protection Proceedings. A backlogged order may not result in revenue in a particular period, and actual revenue may not be equal to our backlog estimates. Our presentation of backlog may not be comparable with that of other companies.

Product Standards, Certifications and Regulations

Our products are heavily regulated in most jurisdictions, primarily to address issues concerning inter-operability of products of multiple vendors. Such regulations include protocols, equipment standards, product registration and certification requirements of agencies such as Industry Canada, the U.S. Federal Communications Commission, requirements cited in the Official Journal of the European Communities under the New Approach Directives, and regulations of many other countries. For example, our products must be designed and manufactured to avoid interference among users of radio frequencies, permit interconnection of equipment, limit emissions and electrical noise, and comply with safety and communications standards. In most jurisdictions, regulatory approval is required before our products can be used. Delays inherent in the regulatory process may force us to postpone or cancel introduction of products or features in certain jurisdictions, and may result in reductions in sales. Failure to comply with these regulations could result in a suspension or cessation of local sales, substantial costs to modify our products, or payment of fines to regulators. For additional information, see “Environmental Matters” in each of the MD&A and Legal Proceedings sections, and the Risk Factors section, of this report. The operations of our service provider customers are also subject to extensive country-specific regulations.

Sources and Availability of Materials

Our manufacturing and supply chain is based on an outsourced model where we rely primarily on electronic manufacturing services (EMS) suppliers. We believe this model allows us to benefit from leading manufacturing technologies, leverage existing global resources, lower cost of sales, more quickly adjust to fluctuations in market demand, and decrease our investment in plant, equipment and inventories. Substantially all of our manufacturing and related activities are outsourced.

We continue to retain all supply chain strategic management and overall control responsibilities, including customer interfaces, customer service, order management, quality assurance, product cost management, new product introduction, and network solutions integration, testing and fulfillment. We are generally able to obtain sufficient materials and components to meet the needs of our reportable segments. In each segment, we:

•

Make significant purchases, directly or indirectly through our EMS suppliers, of electronic components and assemblies, optical components, original equipment manufacturer products, software products, outsourced assemblies, outsourced products and other materials and components from many domestic and foreign sources;

•	Maintain alternative sources for certain essential materials and components; and

•	Occasionally maintain or request our suppliers to maintain inventories of components or assemblies to satisfy customer demand or minimize effects of possible market shortages.

For more information on our supply arrangements, see “Executive Overview — Creditor Protection Proceedings — Flextronics” and “Liquidity and Capital Resources — Future Uses and Sources of Liquidity —Future Uses of Liquidity” in the MD&A section of this report, and the Risk Factors section of this report. For more information on inventory, see “Application of Critical Accounting Policies and Estimates — Provisions for Inventories” in the MD&A section of this report.

Seasonality

We experienced a seasonal decline in revenues in the first quarter of 2008 compared to the fourth quarter of 2007. Revenues for each quarter, and results through each reportable segment, fluctuated in 2008. The quarterly profile of our business results in 2009 is not expected to be consistent across all reportable segments and may be affected by the Creditor Protection Proceedings. We typically expect a seasonal decline in revenue in the first quarter but there is no assurance that results of operations for any quarter will necessarily be consistent with our historical quarterly profile, or that our historical results are indicative of our expected results in future quarters, especially in light of our Creditor Protection Proceedings. See “Results of Operations” in the MD&A section, and the Risk Factors section, of this report.

Acquisitions and Divestitures

We made the following acquisitions during 2008:

•

On August 1, 2008, LG-Nortel acquired 100% of the issued and outstanding stock of Novera, which specializes in fiber-optic access solutions that extend high-speed carrier Ethernet services from optical core networks to customer premises.

•

On August 8, 2008, we purchased substantially all of the assets and certain liabilities of Pingtel. Pingtel was a wholly-owned subsidiary of Bluesocket and is a designer of software-based Unified Communications solutions.

•	On August 8, 2008, LG-Nortel purchased certain assets and liabilities of LGE’s WLL business. WLL’s products include fixed wireless terminals over CDMA- and GSM-licensed cellular networks.

•	On August 19, 2008, we acquired 100% of the issued and outstanding stock of Diamondware. Diamondware specializes in high-definition, proximity-based 3D-positional voice technology.

On February 19, 2009, we announced that we entered into a “stalking horse” asset purchase agreement to sell certain portions of our Layer 4-7 Application Delivery portfolio to Radware Ltd. for approximately $18. We have received orders from the U.S. Court and Canadian Court that establish bidding procedures for an auction that will allow other qualified bidders to submit higher or otherwise better offers. Consummation of the transaction is subject to higher or otherwise better offers, approval of the U.S. Court and the Canadian Court, and satisfaction of other conditions.

As part of our process in developing our comprehensive restructuring plan, our previously announced intention to explore the divestiture of our MEN business has been put on hold.

For additional information, see “Executive Overview — Creditor Protection Proceedings — Comprehensive Restructuring Plan”, and “Executive Overview – Other Significant Business Developments” in the MD&A section of this report.

Research and Development

Through internal R&D initiatives and external R&D partnerships, in 2008 we continued to invest in the development of technologies that we believe address customer needs to reduce operating and capital expenses, transition seamlessly to next-generation converged networks and deploy new, profitable services that we believe will change the way people live, work and play. We have focused on key technologies that we believe will make communications simpler in an emerging era of hyperconnectivity, and enable businesses and consumers to enjoy a true broadband experience in accessing personalized content and services from any location at any time. Indeed, the challenges that must be overcome today (such as fixed-mobile convergence, real-time communications handoff, true presence, extension of enterprise applications to mobile devices and carrier-grade enterprise mobility) are multi-dimensional, spanning the domains of wireless and wireline, service provider and enterprise, and infrastructure and applications.

We have invested in a variety of innovative technologies, primarily focused in the areas of 4G broadband wireless (LTE, OFDM, MIMO), next-generation optical (eDCO, 40G/100G Adaptive Optical Engine), carrier Ethernet (PBB, PBT, PLSB), Unified Communications, web-based applications and services (IMS, SOA), secure networking, professional services for Unified Communications and telepresence.

As at December 31, 2008, we employed approximately 10,302 regular full-time R&D employees. (excluding employees on notice of termination and including employees of our joint ventures). We are taking further workforce reductions that may impact our R&D organization. See “Executive Overview – Creditor Protection Proceedings – Workforce Reduction Plan; Employee Compensation Program Changes” in the MD&A section of this report. We conduct R&D through ten key R&D Centers of Excellence across the globe. We also invest in approximately 50 technology innovation initiatives with more than 20 major universities around the world. We complement our in-house R&D through strategic alliances, partners, and joint ventures with other best-in-class companies. We also work with and contribute to leading research organizations, research networks and international consortia, including the Canadian National Research Network (CANARIE), SURFnet, Massachusetts Institute of Technology, MobileVCE, Olin College, Georgia Tech, University of Texas at Austin, and University of Waterloo.

Standards are a key component of product development, providing an essential framework for adoption of new technologies and services. We participate in approximately 85 global, regional and national standards organizations, forums and consortia, spanning IT and telecom, and we hold leadership positions in many of them.

In 2008, we took some significant steps to enhance our R&D function. In particular, we increased our focus on speed and velocity (in terms of time to market with products and solutions and achieving year-over-year improvement in development cycle time), quality and productivity. Specifically:

•

As announced as part of our November 10, 2008 business update, portions of the R&D organization have been decentralized and transitioned to a vertically integrated business unit structure to give greater financial and operational control to the business units, increase accountability for overall performance and increase flexibility, agility, and speed to react to the rapidly changing market place.

•

We maintained targets of dedicating 20% of our R&D budget to focus on emerging markets and adherence to the 20/60/20 rule (20% investment in emerging, future technology, 60% investment in current and maturing technologies and 20% investment earmarked for support of our legacy technologies).

The following table shows our consolidated expenses for R&D in each of the past three fiscal years ended December 31:

	2008	2007	2006
R&D expense	$1,573	$1,723	$1,939
R&D costs incurred on behalf of others*	8	7	16

Total	$1,581	$1,730	$1,955

*

These costs include research and development charged to customers pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Intellectual Property

Intellectual property is fundamental to us and the business of each of our reportable segments. We use intellectual property rights to protect investments in R&D activities, strengthen leadership positions, protect our good name, promote our brand name recognition, enhance competitiveness and otherwise support business goals. We generate, maintain, use and enforce a substantial portfolio of intellectual property rights, including trademarks, and an extensive portfolio of patents covering significant innovations arising from R&D activities. Profits and losses from our R&D efforts are allocated throughout Nortel pursuant to an intercompany arrangement where intellectual property is generally owned by NNL and licensed to participating Nortel affiliates (i.e., NNI and certain EMEA Debtors) through exclusive and non-exclusive licenses. In 2008, in order to protect a greater number of inventions resulting from our R&D efforts, we significantly increased our expenditures for protection of our intellectual property. Also, we have mutual patent cross-license agreements with several major companies to enable each party to operate with reduced risk of patent infringement claims. In addition, we license certain of our patents and/or technology to third parties, and license certain intellectual property rights from third parties. We sell products primarily under the “Nortel” and “Nortel Networks” trademarks and trade names. We have registered the “Nortel” and “Nortel Networks” trademarks, and many of our other trademarks, in countries around the world.

Employee Relations

At December 31, 2008, we employed approximately 30,307 regular full-time employees (excluding employees on notice of termination and including employees of our joint ventures), including approximately:

•	10,520 regular full-time employees in the U.S.,

•	5,859 regular full-time employees in Canada,

•	5,469 regular full-time employees in EMEA, and

•	8,459 regular full-time employees in other countries.

We also employ individuals on a regular part-time basis and on a temporary full or part-time time basis, and we engage the services of contractors as required.

On February 25, 2009, we announced that we intend to reduce our workforce by approximately 5,000 net positions, and certain changes to our employee compensation programs.

During 2008, approximately 1,825 regular full-time employees were hired including target hiring of individuals with critical technical skills. Approximately 23% of these new hires were new graduates while 59% were recruited in low cost countries. Notwithstanding the incremental hiring activity, Nortel had a year over year net reduction of approximately 2,250 employees in 2008.

At December 31, 2008, labor contracts covered approximately 2% of our employees, including four contracts covering approximately 2.8% of Canadian employees, three contracts covering approximately 5% of EMEA employees, one contract covering all employees in Brazil, and one contract covering less than 1% of employees in the U.S. (employed by NGS).

For additional information, see note 7, “Special charges”, to the accompanying audited consolidated financial statements and “Executive Overview — Creditor Protection Proceedings — Workforce Reduction Plan; Employee Compensation Program Changes” and “Results of Operations — Special Charges” in the MD&A section of this report.

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

Working Capital

For a discussion of our working capital practices, see note 12, “Long-term debt”, to the accompanying audited consolidated financial statements, “Liquidity and Capital Resources” and “Application of Critical Accounting Policies and Estimates” in the MD&A section of this report and the Risk Factors section of this report.

GLOSSARY OF CERTAIN TECHNICAL TERMS

40G/100G Adaptive Optical Engine is a technology that employs coherent technology and advanced digital signal processing techniques to enable 40G and 100G transmission over existing 10G network designs.

4G (an abbreviation for Fourth-Generation) is a term used to describe the next complete evolution in wireless communications. A 4G system will be able to provide a comprehensive IP solution where voice, data and streamed multimedia can be given to users on an “anytime, anywhere” basis, and at higher data rates than previous generations.

ATM (Asynchronous Transfer Mode) is a high-performance, cell-oriented switching and multiplexing technology that uses fixed-length packets to carry different types of traffic.

CDMA2000 1x (Code Division Multiple Access) is a 3G digital mobile technology.

CDMA EV-DO Rev A is a 3G digital mobile technology enabling high performance wireless data transmission. Revision A of EV-DO (evolution – data optimized) makes several additions to the protocol while keeping it backward compatible with previous EV-DO technology.

eDCO (electronic Dispersion Compensating Optics) extends wavelengths over 2,000 kilometers without regeneration, amplification or dispersion compensation.

EDGE (Enhanced Data GSM Environment) is a faster version of GSM’s data protocols.

Ethernet is the world’s most widely used standard (IEEE 802.3) for creating a local area network connecting computers and allowing them to share data.

GPRS means General Packet Radio Service.

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

Mobile WiMAX (Worldwide Interoperability for Microwave Access) is a long-range wireless networking standard for broadband wireless access networks.

MVNO (Mobile Virtual Network Operator) is a wireless service provider without radio spectrum or network infrastructure that buys minutes of use for sales to its customers under its brand from another wireless service provider.

OFDM (Orthogonal Frequency-Division Multiplexing) is a technique used with wireless LANs to transmit large amounts of digital data over a large number of service providers spaced at precise radio frequencies.

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

PLSB (Provider Link State Bridging) is a new enhancement to Ethernet that builds on the capabilities of Provider Backbone Transport technology and adds carrier-grade infrastructure capabilities to PBT’s traffic engineered point-to-point model.

ROADM (Reconfigurable Optical Add/Drop Multiplexer) is a component of both our Optical Multiservice Edge 6500 and Common Photonic Layer (CPL) platforms, that enables dynamic optical branching of up to nine different optical paths in addition to basic add/drop of individual wavelengths.

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

Telepresence refers to a set of audio and video-conferencing technologies that allow participants to feel as if they are in the presence of other participants at one location, rather than meeting from separate locations via conferencing technology.

UMTS means Universal Mobile Telecommunications System.

Unified Communications uses software and infrastructure to integrate voice, email, instant messaging, conferencing, calendaring and other voice/data applications. It allows people to be reached via their preferred medium (i.e. cell phone, office phone, instant message, email etc.) and helps enterprises reduce delays and increase productivity.

VoIP (Voice over IP) refers to routing voice over the Internet or any IP-based network.

WAN (Wide Area Network) is a wireline and wireless long-distance communications network that covers a wide geographic area, a state or country, for example, to connect LANs.

WLAN means wireless LAN.

ITEM 1A.	Risk Factors

Certain statements in this report contain words such as “could”, “expect”, “may”, “anticipate”, “will”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings will have a direct impact on our business and exacerbate these risks and uncertainties. In particular, the risks described below could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.

We have organized our risks into the following categories:

•	Risks Relating to Our Creditor Protection Proceedings

•	Risks Relating to Our Business

•	Other Risks Relating to Our Liquidity, Financing Arrangements and Capital

Risks Relating to Our Creditor Protection Proceedings

Capitalized terms related to our Creditor Protection Proceedings used in this section and not defined have the meanings set forth for such terms in “Creditor Protection Proceedings – Other 2008 and 2009 Developments” in the Business section of this report.

We, and many of our direct and indirect subsidiaries, are currently subject to Creditor Protection Proceedings and additional subsidiaries could become subject to similar proceedings. Our business, operations and financial position are subject to the risks and uncertainties associated with such proceedings.

For the duration of the Creditor Protection Proceedings, our business, operations and financial position will be subject to the risks and uncertainties associated with such proceedings. These risks, without limitation and in addition to the risks otherwise noted in this report, are comprised of:

Strategic risks, including risks associated with our ability to:

•	stabilize the business to maximize the chances of preserving all or a portion of the enterprise

•	develop a comprehensive restructuring plan and narrow our strategic focus in an effective and timely manner

•	resolve ongoing issues with creditors and other third parties whose interests may differ from ours

•	obtain creditor, court and any other requisite third party approvals for a comprehensive restructuring plan

•	successfully implement a comprehensive restructuring plan

•	dedicate sufficient resources to respond to, and gain market share in, emerging or growth technologies

Financial risks, including risks associated with our ability to:

•	generate cash from operations and maintain adequate cash on hand

•	operate within the restrictions and limitations of the current EDC Support Facility or put in place a longer term solution

•	if necessary, arrange for sufficient debtor-in-possession or other financing during the Creditor Protection Proceedings

•

continue to maintain currently approved intercompany lending and transfer pricing arrangements and ongoing deployment of cash resources throughout the Company in connection with ordinary course intercompany trade obligations and requirements

•

continue to maintain our cash management arrangements; and obtain any further approvals from the Canadian Monitor, the U.K. Administrator, the U.S. Creditors’ Committee, or other third parties, as necessary to continue such arrangements

•	raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us

•	obtain sufficient exit financing to support a comprehensive restructuring plan

•	maintain R&D investments

•	realize full or fair value for any assets or business we may divest as part of a comprehensive restructuring plan

Operational risks, including risks associated with our ability to:

•

attract and retain customers despite the uncertainty caused by the Creditor Protection Proceedings, particularly for our businesses with increased exposure to “one-time” customers with whom we have not yet established a long-term, ongoing relationship

•	avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings including uncertainty surrounding future R&D expenditures

•	maintain market share, as our competitors move to capitalize on customer concerns

•	operate our business effectively in consultation with the Canadian Monitor, and work effectively with the U.K. Administrators in their administration of the business of the EMEA Debtors

•

actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees

•	retain and incentivize key employees and attract new employees

•	retain, or if necessary, replace major suppliers on acceptable terms, including but not limited to Flextronics

•	avoid disruptions in our supply chain as a result of uncertainties related to our Creditor Protection Proceedings

•	maintain current relationships with reseller partners, joint venture partners and strategic alliance partners

Procedural risks, including risks associated with our ability to:

•

obtain court orders or approvals with respect to motions we file from time to time, including motions seeking extensions of the applicable stays of actions and proceedings against us, or obtain timely approval of transactions outside the ordinary course of business, or other events that may require a timely reaction by us or present opportunities for us

•	resolve the claims made against us in such proceedings for amounts not exceeding our recorded liabilities subject to compromise

•

prevent third parties from obtaining court orders or approvals that are contrary to our interests, such as the termination or shortening of the exclusivity period in the U.S. during which we can propose and seek confirmation of a comprehensive restructuring plan, conversion of our Chapter 11 reorganization proceedings to Chapter 7 liquidation cases, or the opening of secondary insolvency proceedings in respect of an EMEA Debtor in that debtor’s own country of incorporation

•	reject, repudiate or terminate contracts

Because of these risks and uncertainties, and as we have not yet developed a comprehensive restructuring plan, we cannot predict the ultimate outcome of the reorganization process, or predict or quantify the potential impact on our business, financial condition or results of operations. The Creditor Protection Proceedings provide us with a period of time to attempt to stabilize our operations and financial condition and develop a comprehensive restructuring plan. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to develop, obtain confirmation or approval and implement a comprehensive restructuring plan; generate cash from operations, maintain adequate cash on hand and obtain sufficient other financing during the Creditor Protection Proceedings and thereafter; resolve ongoing issues with creditors and other third parties; and return to profitability. Even assuming a successful emergence from the Creditor Protection Proceedings, there can be no assurance as to the long-term viability of all or any part of the enterprise. In addition, a long period of operating under Creditor Protection Proceedings may exacerbate the potential harm to our business and further restrict our ability to pursue certain business strategies or require us to take actions that we otherwise would not. These challenges are in addition to business, operational and competitive challenges that we would normally face even absent the Creditor Protection Proceedings.

Continuing or increasing pressure on our business, cash and liquidity could materially and adversely affect our ability to fund and restructure our business operations, react to and withstand the current sustained and expanding economic downturn, as well as the extraordinarily volatile and uncertain market and industry conditions, and develop and implement a comprehensive restructuring plan. Additional sources of funds may not be available.

Our restructuring measures in recent years have not provided adequate relief from the significant pressures we are experiencing. As global economic conditions dramatically worsened beginning in September 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and potentially prolonged recessionary period have compounded the situation. We are continuing to experience significant pressure due to global economic conditions and additionally, we are seeing further impact to our business as a result of the Creditor Protection Proceedings.

Historically, we have deployed our cash throughout the corporate group, through a variety of intercompany borrowing and transfer pricing arrangements. As a result of the Creditor Protection Proceedings, cash in the various jurisdictions is generally available to fund operations in the particular jurisdictions, but generally is not freely transferable between jurisdictions or regions, other than as highlighted in “Liquidity and Capital Resources” in the MD&A section of this report. Thus, there is greater pressure and reliance on cash balances and generation capacity in specific regions and jurisdictions. Under a current agreement with EDC, we have continued access under the EDC Support Facility up to May 1, 2009 for up to $30 of support. We and EDC continue to work together to see if a longer term arrangement, acceptable to both parties, can be reached, but there can be no assurance that we will be able to reach agreement on a longer term arrangement.

Access to additional funds from liquidity-generating transactions, debtor-in-possession financing arrangements or other sources of external financing may not be available to us and, if available, would be subject to market conditions and certain limitations including court approvals and other requisite approvals by the Canadian Monitor, the U.K. Administrators or other third parties.

We cannot provide any assurance that our net cash requirements will be as we currently expect and will be sufficient for the successful development, approval and implementation of a comprehensive restructuring plan.

There can be no assurance that any further required court approvals for any future company transactions will be obtained. Furthermore, there can be no assurance that we will be able to continue to maintain ongoing deployment of cash resources throughout the Company in connection with ordinary course intercompany trade obligations. If our subsidiaries are unable to pay dividends or provide us with loans or other forms of financing in sufficient amounts, or if there are any restrictions on the transfer of cash between us and our subsidiaries, including those imposed by courts, foreign governments and commercial limitations on transfers of cash pursuant to our joint ventures commitments, the cash positions of the Canadian Debtors would likely be under great pressure and our liquidity and our ability to meet our obligations would be adversely affected.

We must continue to restructure and transform our business and the assumptions underlying these efforts may prove to be inaccurate. We may not be able to successfully develop, obtain all requisite approvals for, or implement a comprehensive restructuring plan. Failure to obtain the requisite approvals for, or failure to successfully develop and implement our comprehensive restructuring plan within the time granted by the courts would, in all likelihood, lead to the liquidation of all of our assets.

In order to be successful, we must have a competitive business model that brings innovative products and services to market in a timely way. Pursuant to the ongoing Creditor Protection Proceedings we are working on developing a comprehensive restructuring plan. In order to successfully emerge from the Creditor Protection Proceedings, our senior management will be required to spend significant amounts of time developing a comprehensive restructuring plan, instead of focusing exclusively on business operations.

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

Further, we have made, and will continue to make, judgments as to whether we should limit investment in, exit, or dispose of certain businesses. The Creditor Protection Proceedings and the development of a comprehensive plan of reorganization may result in the sale or divestiture of assets or businesses, but we can provide no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all. Any decision by management to further limit investment in, or exit or dispose of businesses may result in the recording of additional charges. As part of our review of our restructured business, we look at the recoverability of tangible and intangible assets. Future market conditions may indicate these assets are not recoverable based on changes in forecasts of future business performance and the estimated useful life of these assets, and this may trigger further write-downs of these assets which may have a material adverse effect on our business, results of operations and financial condition.

We also must obtain the approvals of the respective courts and creditors, and the Canadian Monitor and U.K. Administrators. We may not receive the requisite approvals and even if we do, a dissenting holder of a claim against us may challenge and ultimately delay the final approval and implementation of a comprehensive restructuring plan. If we are not successful in developing a comprehensive restructuring plan, or if we are successful in developing it but do not receive the requisite approvals, it is unclear whether we would be able to reorganize our businesses and what distributions, if any, holders of claims against us would receive. Should the stay or moratorium period and any subsequent extension thereof not be sufficient to develop and implement a comprehensive restructuring plan or should such plan not be approved by creditors and the courts and, in any such case, the Debtors lose the protection of such stay or moratorium, substantially all of our debt obligations will become due and payable immediately, or subject to acceleration, creating an immediate liquidity crisis that in all likelihood would lead to the liquidation of all of our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were able to emerge as a viable, reorganized entity.

During the pendency of the Creditor Protection Proceedings, our financial results may be volatile and may not reflect historical trends. Also, as a result of the Creditor Protection Proceedings, our internal controls are currently subject to review and modification.

During the pendency of the Creditor Protection Proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance following the Petition Date. Further, we may sell or otherwise dispose of assets or businesses and liquidate or settle liabilities, with court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and any comprehensive restructuring plan could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a comprehensive restructuring plan. As a result of the Creditor Protection Proceedings, we have adopted the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7) effective January 14, 2009 and this will require certain changes and additional reporting in our financial statements beginning in the quarter ended March 31, 2009. Also, as a result of the Creditor Protection Proceedings, our internal controls are currently subject to review and modification, including with respect to the Canadian Monitor and the U.K. Administrators, and we may implement additional controls to accommodate the adoption of SOP 90-7 as well as any of the additional reporting requirements relating to our Creditor Protection Proceedings. The implementation of the foregoing may adversely affect the ability to timely file our reports.

Canadian, U.S. and U.K. laws impair the ability of claimants to take action against us under our existing contracts, including the outstanding notes and related guarantees of us, NNL, NNI and NNCC. Subject to limited exceptions, all actions are stayed and ultimate recoveries cannot be determined at this time.

Generally, in connection with the Creditor Protection Proceedings, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed. The U.S. Bankruptcy Code provides for all actions and proceedings against the U.S. Debtors to be stayed while the Chapter 11 Proceedings are pending. In Canada, the initial order from the Canadian Court also provides for a general stay of actions against the Canadian Debtors, officers and directors. Pursuant to a subsequent order of the Canadian Court issued on February 10, 2009, this stay period was extended to May 1, 2009 and is subject to further extension. With limited exceptions, the stays in effect pursuant to the Chapter 11 Proceedings and CCAA Proceedings generally preclude parties from taking any actions against the Debtors. Similarly, under the U.K. Administration Proceedings, subject to limited exceptions as may be approved by the U.K. Administrators or the English Court, no legal process (including legal proceedings, execution, distress and diligence) may be instituted or continued against the EMEA Debtors.

In particular, the rights of the indenture trustees (who represent the holders of debt securities issued or guaranteed by us, NNL, NNI and NNCC) to enforce remedies for defaults under our debt securities and guarantees are subject to the stays, and could be delayed or limited by the restructuring provisions of applicable Canadian, U.S. and U.K. creditor protection legislation. Moreover, we, NNL, NNI and NNCC have not made, and will likely continue not to make, any payments under our various debt securities during the Creditor Protection Proceedings, and holders of our debt securities may not be compensated for any delays in payment of principal, interest and costs, if any, including the fees and disbursements of the trustees.

A comprehensive restructuring plan, if successfully developed and accepted by the requisite majorities of each affected class of creditors and approved by the relevant courts, would be binding on all creditors within each affected class, including those that did not vote to accept the proposal. The ultimate recovery to creditors and security holders, if any, will not be determined until a comprehensive restructuring plan is developed and approved. At this time we do not know what values, if any, will be prescribed pursuant to any such plan to the securities held by each of these constituencies, or what form or amounts of distributions, if any, they may receive on account of their interests.

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to secure alternative support for certain obligations arising out of our normal course business activities.

The EDC Support Facility may not provide all the support we require for certain of our obligations arising out of our normal course of business activities. As of December 31, 2008, there was approximately $189 of outstanding support utilized under the EDC Support Facility, approximately $125 of which was outstanding under the small bond sub-facility. Individual bonds supported under the EDC Support Facility currently expire on the fourth anniversary of such individual bond regardless of the termination date of the EDC Support Facility. As a result of the Creditor Protection Proceedings, EDC had the right to suspend or terminate the EDC Support Facility. EDC may also suspend its obligation to issue NNL any additional support if events occur that have a material adverse effect on NNL’s business, financial position or results of operations. On January 14, 2009, Nortel announced that NNL entered into an agreement with EDC to permit continued access by NNL to the EDC Support Facility for an interim period of 30 days for up to a maximum of $30 of support based on Nortel’s then-estimated requirements over the period. On February 10, 2009, NNL and EDC reached a further agreement to permit the extension to run through May 1, 2009. Amounts outstanding under the EDC Support Facility are secured by a charge against all of the property of the Canadian Debtors. EDC and Nortel are continuing to work together to see if a longer term arrangement, acceptable to both parties, can be reached; however there can be no guarantee that a satisfactory outcome will be achieved.

If the EDC Support Facility is terminated or suspended, or if we do not have access to sufficient support under the EDC Support Facility, and if we are unable to secure alternative support, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which would reduce our liquidity, exacerbate the pressure on our cash balances and could have a material adverse effect on our business and our ability to successfully develop, obtain approval for and implement a comprehensive restructuring plan.

If we are unable to attract and retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives, and our ability to successfully emerge from the Creditor Protection Proceedings may be harmed.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans and lead the Company, particularly during the Creditor Protection Proceedings and throughout the development and implementation of a comprehensive restructuring plan. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. Our deteriorating financial performance, along with the Creditor Protection Proceedings and further workforce reduction announcements create uncertainty that has led to an increase in unwanted attrition, and challenges in attracting and retaining new qualified personnel. We are at risk of losing or being unable to hire talent critical to a successful reorganization and ongoing operation of our business. Our ability to retain and attract critical talent is restricted in part by the Creditor Protection Proceedings that, among other things, limit our ability to implement a retention program or take other measures to attract new hires to the Company or motivate employees to remain with us. We filed a motion with the U.S. Court on February 27 2009, and intend to file with the Canadian Court on March 2, 2009 seeking court approval to implement certain incentive and retention plans; however, there can be no assurance that these approvals will be obtained. Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions. If we are not able to attract, recruit or retain qualified employees (including as a result of headcount reductions), we may not have the personnel necessary to develop and implement a comprehensive restructuring plan, and our business, results of operations and financial condition could be materially adversely impacted.

Our ability to independently manage our business is restricted during the Creditor Protection Proceedings, and steps or actions in connection therewith may require the approval of the respective courts, the creditors, the Canadian Monitor and the U.K. Administrators.

Pursuant to the various court orders and statutory regimes to which we are subject during the Creditor Protection Proceedings, some or all of the decisions with respect to our business may require consultation with, review by or ultimate approval of one or all of the respective courts in the several jurisdictions, the U.S. Creditors’ Committee, the Bondholder Group, the Canadian Monitor and the U.K. Administrators. In particular, under the U.K. Administration Proceedings, the respective boards of directors of each of the EMEA Debtors have been displaced in favor of the U.K. Administrators who have been appointed by the English Court and empowered to manage the business, affairs and property of the EMEA Debtors. Although we believe that many decision-making powers will be delegated by the U.K. Administrators to current management of the EMEA Debtors, we cannot determine, with any certainty, the extent to which they will be empowered to make and implement decisions without consultation with, review by or ultimate approval of the U.K. Administrators. The lack of independence and the related consulting and reporting requirements are expected to significantly extend the amount of time necessary for the Company to take necessary actions and conclude and execute on decisions, and may make it impossible for us to take actions that we believe are in the best interests of the Company. There can be no assurance that the U.S. Creditors Committee, the Bondholder Group, other creditors, the Canadian Monitor or the U.K. Administrators will support the Debtors’ positions on matters presented to the courts in the future, or on any comprehensive restructuring plan, once developed and proposed. Disagreements between us and these various third parties could protract the Creditor Protection Proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Creditor Protection Proceedings.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carryforwards and certain other tax attributes in the future.

Pursuant to U.S. tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have NOL carryforwards in the U.S. of approximately $1,600 as of December 31, 2008. Our ability to utilize these NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 Proceedings. During the Creditor Protection Proceedings, the U.S. Court has entered an order that places certain restrictions on trading in NNC common shares and NNL preferred shares. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our reorganization.

A restructuring of our debt pursuant to the Creditor Protection Proceedings may give rise to cancellation of indebtedness or debt forgiveness (COD), which if it occurs would generally be non-taxable. If the COD is non-taxable, we will be required to reduce our NOL carryforwards and other attributes such as capital loss carryforwards and tax basis in assets, by an amount equal to the non-recognized COD. Therefore, it is possible that, as a result of the successful completion of a comprehensive restructuring plan, we will have a reduction of NOL carryforwards and/or other tax attributes in an amount that cannot be determined at this time and that could have a material adverse effect on our financial position.

Trading in our securities during the pendency of the Creditor Protection Proceedings is highly speculative, poses substantial risks, and is subject to certain restrictions imposed to protect our NOL carryforwards that are described directly above. NNC common shares have been delisted from the NYSE, which has made our stock significantly less liquid; and the TSX may seek to delist our currently listed NNC common shares and NNL preferred shares.

NNC and NNL securities may have little or no value. Trading prices are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved comprehensive restructuring plan. In such a plan, our existing securities may be cancelled and holders may receive no payment or other consideration in return, or they may receive a payment or other consideration that is less than the trading price or the purchase price of such securities.

In addition, the U.S. Court has entered an order that places certain limitations on trading in certain of our securities to protect our NOL carryforwards. For this reason, investors need our consent or court approval before effecting any transactions in NNC common shares or NNL preferred shares if they hold, or would as a result of the transaction acquire, at least 4.75% of the outstanding NNC common shares or any series of NNL preferred shares.

Effective February 2, 2009, NNC common shares were delisted by the NYSE. NNC common shares currently continue to trade on the TSX and the “over-the-counter” (OTC) market in the U.S., and their price is quoted on the Pink Sheets Electronic Quotation Service (Pink Sheets) maintained by Pink Sheets LLC. There is no assurance that we will be able to re-list our shares on the NYSE or another U.S. exchange following the Creditor Protection Proceedings.

On January 14, 2009, we received notice that the TSX was reviewing the eligibility for continued listing of NNC common shares and NNL preferred shares. The TSX stopped its review after concluding that the review was stayed by the initial order granted by the Canadian Court pursuant to the CCAA Proceedings. However, the TSX could oppose the stay and seek court approval to delist our securities. If those securities are delisted, there can be no assurance that trading in them will continue (through OTC transactions or otherwise).

OTC transactions involve risks in addition to those associated with transactions on a stock exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange. Accordingly, OTC-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks. The price of NNC common shares is currently electronically displayed on the Pink Sheets in the U.S., which is a quotation medium that publishes market maker quotes for OTC securities. It is not a stock exchange or listing service and is not owned, operated or regulated by any exchange. Investors are advised that Nortel has not taken any steps to have our securities quoted on the Pink Sheets; there is no relationship, contractual or otherwise, between an issuer whose securities are quoted on the Pink Sheets, and Pink Sheets LLC; and Pink Sheets LLC exercises no regulatory oversight over Nortel. Our status on the Pink Sheets is dependent on market makers’ willingness to continue to provide the service of accepting trades of NNC common shares.

Some or all of the U.S. Debtors could be substantively consolidated.

There is a risk that an interested party in the Chapter 11 Proceedings, including any of the U.S. Debtors, could request that the assets and liabilities of NNI, or those of other U.S. Debtors, be substantively consolidated with those of one or more other U.S. Debtors. While it has not been requested to date, we cannot assure you that substantive consolidation will not be requested in the future, or that the U.S. Court would not order it. If litigation over substantive consolidation occurs, or if substantive consolidation is ordered, the ability of a U.S. Debtor that has been substantively consolidated with another U.S. Debtor to make payments required with respect to its debt could be adversely affected. For example, the rights of unsecured debt holders of NNI may be diminished or diluted if NNI were consolidated with one or more entities that have a higher amount of unsecured priority claims or other unsecured claims relative to the value of their assets available to pay such claims.

Risks Relating to Our Business

The sustained and expanding financial crisis and economic downturn could continue to have a negative impact on our business, results of operations and financial condition, and our ability to accurately forecast our results, and it may cause a number of the risks that we currently face to increase in likelihood, magnitude and duration.

We continue to experience significant pressure on our business and deterioration of our cash and liquidity as customers across all our businesses, in particular in North America, respond to increasingly deteriorating macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally has compounded the situation. With this sustained and expanding economic downturn, we expect that we will continue to experience significant pressure on a number of fronts. We are seeing further impact to our business as a result of the Creditor Protection Proceedings. The impact of these events on us going forward will depend on a number of factors, including the recession impacting the U.S., Canadian and global economies, the duration and severity of these events, and whether the recovery period will be brief or prolonged. As a result, we may face new risks as yet unidentified, and a number of risks that we ordinarily face and that are further disclosed in the MD&A section of this report may increase in likelihood, magnitude and duration. These include but are not limited to deferrals or reductions of customer orders, potential deterioration of our customers’ ability to pay or obtain financing, losses or impairment charges, reduced revenue, further deterioration in our cash balances and liquidity due to foreign exchange impacts, increased pension funding obligations, and an inability to move funds between different jurisdictions and access the capital markets and other additional sources of funding. The financial crisis and economic downturn continue to affect us during the Creditor Protection Proceedings. In many circumstances, it is difficult for us to distinguish, with any certainty, the impact these various factors are having individually and collectively on our business, because these factors are adversely impacting our ability to accurately forecast our performance, results and cash position.

We have been and may be further materially and adversely affected by continued cautious capital spending, including as a result of current economic uncertainties, or a change in technology focus by our customers, particularly certain key customers.

Continued cautiousness in capital spending by service providers and other customers may affect our revenues and operating results more than we currently expect and may require us to adjust our current business model. We have focused on larger customers in certain markets, which provide a substantial portion of our revenues and margin. Reduced spending, or a loss, reduction or delay in business from one or more of these customers, a significant change in technology focus or a failure to achieve a significant market share with these customers, could require us to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements, or could otherwise have a material adverse effect on our business, results of operations, financial condition and liquidity, and our ability to emerge from the Creditor Protection Proceedings. Further, the trend towards the sale of converged networking solutions could also lead to reduced capital spending on multiple networks by our customers as well as other significant technology shifts, including for our legacy products, which could materially and adversely affect our business, results of operations and financial condition.

Negative developments associated with our suppliers and contract manufacturers, including any inability to maintain stable, normalized relationships with our suppliers on acceptable terms, our reliance on certain suppliers for key optical networking solutions components, and on a sole supplier for the majority of our manufacturing and design functions, as well as consolidation in the industries in which our suppliers operate, may materially and adversely affect our business, results of operations, financial condition and customer relationships.

Our equipment and component suppliers have experienced, and may continue to experience, consolidation in their industry, and at times financial difficulties, that may result in fewer sources of components or products, increased prices and greater exposure relating to the financial stability of our suppliers. A reduction or interruption in supply of one or more components, or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results, and could materially damage customer relationships.

In particular, we currently rely on certain suppliers for key optical networking solutions components, and our supply of these and other components could be materially adversely affected by adverse developments in our supply arrangement with these suppliers. If these suppliers are unable to meet their contractual obligations under our supply arrangements and if we are then unable to make alternative arrangements, it could have a material adverse effect on our revenues, cash flows and relationships with our customers.

As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced substantially all of our manufacturing capacity, and divested associated assets, to contract manufacturers, including Flextronics. As a result, a significant portion of our supply chain is concentrated with Flextronics. Outsourcing our manufacturing capability to contract manufacturers involves potential challenges in designing and maintaining controls relating to the outsourced operations in an effective and timely manner. We work closely with our suppliers and contract manufacturers to address issues such as cost, quality and timely delivery and to meet increases in customer demand, when needed, and we also manage our internal inventory levels as required. However, we may encounter difficulties, including shortages or interruptions in the supply of quality components and/or products in the future, and we may also encounter difficulties with our concentrated supply chain relationships, which could be compounded by further potential consolidation by our key suppliers. Also, certain key elements of our efforts to transform our business require and are reliant on our suppliers meeting their commitments and working cooperatively and effectively on these transformation aspects.

On January 14, 2009, NNL entered into an amendment to arrangements with a major supplier, Flextronics. While we expect this mutually beneficial relationship to continue, there can be no assurance that the current relationship will be maintained on acceptable terms.

There can be no assurance that we will be able to retain, or if necessary, replace this or other major suppliers on acceptable terms, and our supplier relationships may be adversely affected by the Creditor Protection Proceedings. A reduction or interruption in component supply or external manufacturing capacity, untimely delivery of products, a significant increase in the price of one or more components, or excessive inventory levels or issues that could arise in our concentrated supply chain relationships or in transitioning between suppliers could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

We are fully exposed to market risk primarily from fluctuations in foreign currency exchange rates and interest rates. Adverse fluctuations in these markets could negatively impact our business, results of operations and financial condition.

Our foreign currency exchange exposure arises from the increasing proportion of our business that is denominated in currencies other than U.S. Dollars (primarily the Canadian Dollar, the British Pound, the Euro and the Korean Won). These exposures may change as we change the geographic mix of our global business and as our business practices evolve. Currencies may be affected by internal factors as well as developments globally and in other countries. Any increase in our presence in emerging markets, may see an increase in our exposure to emerging market currencies, such as the Indian Rupee and Brazilian Real.

To manage the risk from fluctuations in foreign currency exchange rates and interest rates, we had entered into various derivative hedging transactions in accordance with our policies and procedures. However, as a result of our Creditor Protection Proceedings, the financial institutions that were our counterparties in these transactions have terminated the related instruments. Consequently, we are now fully exposed to these risks and expect to remain so exposed at least until the conclusion of the Creditor Protection Proceedings. Fluctuations in these or other rates could have an adverse effect on our business, results of operations and financial condition. Similarly, our debt is subject to changes in fair value resulting from changes in market interest rates. Even if these instruments continued to be available to us, if they do not meet the hedge effectiveness designation criteria prescribed by certain accounting rules, or if we choose not to pursue such designation, changes in the fair value of the hedge could result in volatility to our statement of operations or have a negative effect on our results of operations.

Our business may suffer if our strategic alliances are terminated or are not successful.

We have a number of strategic alliances with suppliers, developers and members of our industry to facilitate product compatibility, encourage adoption of industry standards or to offer complementary product or service offerings to meet customer needs, including our joint venture with LGE and our alliances with Microsoft and IBM. We believe that cooperation between multiple vendors is critical to the success of our communications solutions for both service providers and enterprises. In some cases, the companies with which we have strategic alliances also compete against us in some of our business areas. If a member of a strategic alliance fails to perform its obligations, if the relationship fails to develop as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with our customers. Our business may also be adversely affected if our choice of strategic alliance collaborators does not enable us to leverage our existing and future product and service offerings in order to capitalize on expected future market trends (such as convergence in the enterprise market). Furthermore, the uncertainty caused by the Creditor Protection Proceedings could further impact our ability to maintain current relationships with suppliers, developers, reseller partners, joint venture partners and strategic alliance partners.

Our performance may be materially and adversely affected if our expectations regarding market demand for particular products prove to be wrong.

We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic and that the use of the Internet will continue to increase. We expect that this in turn will lead to the convergence of data and voice through either upgrades of traditional voice networks to transport large volumes of data traffic or the construction of new networks designed to transport both voice and data traffic. Either approach would require significant capital expenditures by service providers.

The demand for certain technologies may be lower than we currently expect or may increase at a slower pace than we currently anticipate. On a regional basis, growth of our revenues from sales of our networking solutions in developing countries, such as China and India, may be less than we anticipate if current customer demand does not translate into future sales, we are unable to establish strategic alliances in key markets or developing countries experience slower growth or fewer deployments of VoIP and wireless data networks than we anticipate.

The market may also develop in an unforeseen direction. Certain events, including the commercial availability and actual implementation of new technologies, or the evolution of other technologies, may occur, that would affect the extent or timing of anticipated market demand, or increase demand for products based on other technologies, or reduce the demand for those technologies we have invested in. Any such change in demand may reduce purchases of our products by our customers, require increased or more rapid expenditures to develop and market different technologies, or provide market opportunities for our competitors.

Certain key and new product evolutions are based on different or competing standards and technologies. There is a risk that the proposals we endorse and pursue may not evolve into an accepted market standard or sufficient active market demand.

If our expectations regarding market demand and direction are incorrect, or the rate of development or acceptance of our next-generation solutions does not meet market demand and customer expectation, or, if sales of our traditional circuit switching solutions decline more rapidly than we anticipate, or if the rate of decline continues to exceed the rate of growth of our next-generation solutions, or if our next-generation solutions are less profitable than the traditional solutions that they replace, it could materially and adversely affect our business, results of operations and financial condition. Furthermore, these risks could be exacerbated by current economic conditions and uncertainty resulting from the Creditor Protection Proceedings.

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

Our products are highly complex, and some of them can be fully tested only when deployed in telecommunications networks or with other equipment. From time to time, our products have contained undetected defects, errors or failures. The occurrence of defects, errors or failures in our products could result in cancellation of orders and product returns, and the loss of or delay in market acceptance of our products, loss of sales and increased operating or support costs. Further, our customers or our customers’ end users could bring legal actions against us, which may be stayed during the Creditor Protection Proceedings, resulting in the diversion of our resources, legal expenses and judgments, fines or other penalties or losses. Any of these occurrences could adversely affect our business, results of operations and financial condition.

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

We operate in a highly volatile industry that is characterized by industry rationalization and consolidation (both in our competitors and our larger customers), vigorous competition for market share and rapid technological development. Competition is heightened in periods of slow or very limited overall market growth and has been impacted by the adverse conditions in the financial markets globally and, in particular, due to the uncertainties arising from our Creditor Protection Proceedings. These factors could result in aggressive pricing practices and growing competition from smaller niche companies and established competitors, as well as well-capitalized computer systems and communications companies that, in turn, could separately or together with consolidation in the industry have a material adverse effect on our gross margins. These competitors may also seek to capitalize on any opportunities presented during the Creditor Protection Proceedings to enhance their business at our expense. Customers may seek to do business with other vendors that can offer more financial stability that would help to assure them of the availability of future upgrades and support. Increased competition could result in price reductions, negatively affecting our operating results and reducing margins, and could potentially lead to a loss of market share.

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

Some of our current and potential competitors may have substantially greater marketing, technical and financial resources than we do, including access to the capital markets. These competitors may have a greater ability to provide customer financing in connection with the sale of products and may be able to accelerate product development or engage in aggressive price reductions or other competitive practices, all of which could give them a competitive advantage over us. Our competitors may enter into business combinations or other relationships to create even more powerful, diversified or aggressive competitors.

We may also face competition from the resale of used telecommunications equipment, including our own, by failed, downsized or consolidated high technology enterprises and telecommunications service providers.

Rationalization and consolidation among our customers may lead to increased competition and harm our business.

Continued rationalization and consolidation among our customers could result in our dependence on a smaller number of customers, purchasing decision delays and reductions by the merged companies and our playing a lesser role, or no longer playing a role, in the supply of communications products to the merged companies, and downward pressure on pricing of our products. This rationalization and consolidation could also cause increased competition among our customers and pressure on the pricing of their products and services, which could cause further financial difficulties for our customers and result in reduced spending. Some of our customers have experienced financial difficulty and have filed, or may file, for bankruptcy protection or may be acquired by other industry participants. A rationalization of customers could also increase the supply of used communications products for resale, resulting in increased competition and pressure on the pricing for our new products.

We operate in highly dynamic and volatile industries. If we are unable to develop new products rapidly and accurately predict, or effectively react to, market opportunities, our ability to compete effectively in our industry, and our sales, market share and customer relationships, could be materially and adversely affected.

We operate in highly dynamic and volatile industries. The markets for our products are characterized by rapidly changing technologies, evolving industry standards and customer demand, frequent new product introductions, potential for short product life cycles and, more recently, the convergence of networking and software. Our success and our ability to emerge from the Creditor Protection Proceedings depends, in substantial part, on the timely and successful introduction of timely, cost competitive, innovative and high quality new products and upgrades to replace our legacy products with declining market demand, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. Our success will also depend on our ability to comply with emerging industry standards, to sell products that operate with products of other suppliers, to integrate, simplify and reduce the number of software programs used in our portfolio of products, to anticipate and address emerging market trends, to provide our customers with new revenue-generating opportunities and to compete with technological and product developments carried out by others.

The timely development of new, technologically advanced products requires maintaining financial flexibility to react to changing market conditions and significant R&D commitments, as well as the accurate anticipation of technological and market trends. Investments in this environment may result in our R&D and other expenses growing at a faster rate than our revenues, particularly since the initial investment to bring a product to market may be high or market trends could change unexpectedly. We may be unable to continue R&D investment to the same extent and we may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products, particularly given the limitations imposed as a result of the Creditor Protection Proceedings.

If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications and data networking, or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry; our sales, market share and customer relationships; and our ability to emerge from the Creditor Protection Proceedings could be materially and adversely affected.

If we fail to manage the higher operational and financial risks associated with our international operations, it could have a material adverse effect on our business, results of operations and financial condition.

We operate in international and emerging markets. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on those investments, if any, are realized, which may result in expenses growing at a faster rate than revenues. Furthermore, those opportunities could be adversely affected by, among other factors: reversals or delays in the opening of foreign markets to new competitors or the introduction of new technologies into those markets; a challenging pricing environment in highly competitive new markets; exchange controls; restrictions on repatriation of cash; nationalization or regulation of local industry; economic, social and political risks; taxation; challenges in staffing and managing international opportunities; and acts of war or terrorism.

Difficulties in foreign financial markets and economies and of foreign financial institutions, particularly in emerging markets, could adversely affect demand from customers in the affected countries. An inability to maintain our business in international and emerging markets while balancing the higher operational and financial risks associated with these markets could have a material adverse effect on our business, results of operations and financial condition.

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

Some of our contracts with customers contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay significant penalties or liquidated damages and the termination of the contract. Our ability to meet these contractual obligations is, in part, dependent on us obtaining timely and adequate component parts, products and services from suppliers and contract manufacturers. Because we do not always have parallel rights against our suppliers, in the event of delays or failures to timely provide component parts and products, such delays or failures could have a material adverse effect on our revenues, operating results, cash flows and relationships with our customers.

Other Risks Relating to Our Liquidity, Financing Arrangements and Capital

We may need to make larger contributions to our defined benefit plans in the future, which could have a material adverse impact on our liquidity and our ability to meet our other obligations.

We currently maintain various defined benefit plans in North America and the U.K. covering various categories of employees and retirees, which represent our major retirement plans. In addition, we have smaller retirement plans in other countries. Effective January 1, 2008, accrual for service was discontinued under our North American defined benefit plans. In November 2006, we reached an agreement with the Trustee of our pension plan in the U.K. that had set the levels of contribution through April 2012. Currently, as a result of the U.K. Administration Proceedings, following our latest contribution in January, all further contributions to our U.K. defined benefit pension plan have ceased pursuant to the direction of the U.K. Administrators. Our obligations to make contributions to fund benefit obligations under these plans are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operation of the plans, including employee turnover and retirement rates, the performance of the financial markets and interest rates. If future trends differ from the assumptions, the amounts we are obligated to contribute to the plans may increase. If the financial markets perform lower than the assumptions, we may have to make larger contributions in the future than we would otherwise have to make and expenses related to defined benefit plans could increase. Also, if interest rates are lower in the future than we assume they will be, we may be required to make larger contributions than we would otherwise have to make.

In the second half of 2008, we experienced a significant decline in the value of the assets held in our pension plans due to the adverse conditions in the equity markets globally. As a result, the unfunded status of our defined benefit plans and post-retirement plans as at December 31, 2008, increased. Therefore, we may be required to make larger contributions to our defined benefit plans in the future. However, as a result of the Creditor Protection Proceedings, our current expectation on pension plan funding in 2009 is subject to change and funding beyond 2009 is uncertain at this time. If we are required to make significantly larger contributions, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

Our high level of debt could materially and adversely affect our business, results of operations, financial condition and liquidity.

In order to finance our business, we have incurred significant levels of debt. A high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding, or any significant reduction in, or access to, the EDC Support Facility, could place us at a competitive disadvantage compared to competitors that have less debt and could materially and adversely affect our ability to: fund the operations of our business; borrow money in the future or access other sources of funding; and maintain our flexibility in planning for or reacting to economic downturns, adverse industry conditions and adverse developments in our business; and our ability to withstand such events, and to successfully develop, obtain approval for and implement a comprehensive restructuring plan. As a result of the Creditor Protection Proceedings, we have no access to capital markets and may have no access to debtor-in-possession financing arrangements or other sources of funding.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

In 2008, we continued to reduce the size of our facilities as part of the square footage reduction program associated with our 2007 and 2008 Business Transformation plans, vacating approximately 600,000 square feet of operating space. In addition, we fully disposed of another 600,000 square feet of space, eliminating any direct or contingent liability with respect to that space. We sold our ownership position in our Campinas, Brazil location which will be relocating to San Paulo, netting $11 of proceeds. During 2009, we plan to vacate an additional 300,000 square feet and fully dispose of 600,000 square feet. In addition, in connection with our Creditor Protection Proceedings, we are considering rejecting, repudiating or terminating certain leases so as to vacate additional leased properties, and selling additional Nortel-owned sites. For further information see “Results of Operations — Special Charges” in the MD&A section of this report.

We believe that the facilities we will retain will be suitable, adequate and sufficient to meet the needs of the Company while operating in Creditor Protection Proceedings. Most sites are used by multiple business segments for various purposes. As of December 31, 2008, estimated facilities use by segment was 31% Carrier Networks, 21% Enterprise Solutions, 12% MEN, 17% Global Services, and 19% one or more segments and/or corporate facilities. As of December 31, 2008, we operated 189 sites occupying approximately 10.7 million square feet.

Type of Site*	Number Owned	Number Leased	Geographic Locations
Manufacturing and repair**	4	1	EMEA, CALA and the Asia region
Distribution centers	—	7	U.S., EMEA, CALA and the Asia region
Offices (administration, sales and field service)	2	165	All geographic regions
Research and development	3	7	U.S., Canada, EMEA and the Asia region

TOTAL***	9	180

*	Indicates primary use. A number of sites are mixed-use facilities.
**

Manufacturing sites in China and Thailand are operated by Nortel joint ventures. The site in China is owned pursuant to land use rights granted by Chinese authorities. Small amounts of integration and test activity are conducted by Nortel in Northern Ireland, Brazil and Turkey.

***	Excludes approximately 4.2 million square feet designated as part of planned square footage reduction programs, of which approximately 2.7 million square feet was sub-leased.

In connection with the Creditor Protection Proceedings, the Canadian Debtors have granted a charge against some or all of our and their assets and any proceeds from any sales thereof, as follows and in the following priority:

•

First, the administration charge, in an amount not to exceed CAD$5 in favor of the Canadian Monitor and its counsel and counsel to the Canadian Debtors against all of the property of the Canadian Debtors, to secure payment of professional fees and disbursements before and after the Petition Date;

•

Second, the Carling facility charges, in favor of NNI as security for amounts owed by NNL and Nortel Networks Technology Corporation (NNTC) to NNI with respect to a post-Petition Date intercompany revolving loan agreement, against the fee simple interest of NNTC and the leasehold interest of NNL in the real property located at 3500 Carling Avenue, Labs 1-10, Ottawa, Ontario, such charge not to exceed the amount of any such loan plus related interest and fees;

•

Third, the EDC charge, in favor of EDC against all of the property of the Canadian Debtors as security for new support provided by EDC to NNL under the EDC Support Facility including increases in or renewals or extensions of support existing on the Petition Date;

•

Fourth, the directors’ charge, against all property of the Canadian Debtors in an amount not exceeding CAD$90, as security for their obligation to indemnify their respective directors and officers for all claims that may be made against them relating to any failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations arising during the CCAA Proceedings, and related legal fees and expenses.

•

Fifth, the intercompany charge, in favor of any U.S. Debtor that has made or may make a post-Petition Date intercompany loan or other transfer (including of goods or services) to one or more of the Canadian Debtors (including amounts owed by NNL to NNI on the Petition Date under a certain intercompany loan agreement) against the property of the Canadian Debtor that receives such loan or transfer, to secure payments or repayments relating thereto, such charge not to exceed the amount of any such loan or transferred goods or services, plus related interest and fees.

In conjunction with the Creditor Protection Proceedings, we established the D&O Trust in the amount of approximately CAD$12. Its purpose is to provide a trust fund for payment of liability claims (including defense costs) that may be asserted against individuals relating to their service as directors and officers of Nortel entities or joint ventures, to the extent not paid by insurance maintained by us and we are unable to indemnify the individual. Such claims would include claims for unpaid statutory payment or remittance of our obligations or those of such other entities for which such directors and officers have personal liability, to the extent such indemnity is not prohibited by law. The D&O Trust may also be used to maintain directors’ and officers’ insurance in the event NNC fails or refuses to do so.

As a result of the Creditor Protection Proceedings, we are in default with respect to certain contracts, including without limitation certain capital leases of personal property, and certain leases of real property. However, also as a result of the Creditor Protection Proceedings, we believe that all actions against us have been stayed. We may seek to reject, repudiate or terminate certain burdensome contracts as well as leases in connection with our comprehensive restructuring plan.

ITEM 3.	Legal Proceedings

Creditor Protection Proceedings: As discussed in “Executive Overview—Creditor Protection Proceedings” in the MD&A section of this report, on January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under

Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. Generally, as a result, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor.

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits (Global Class Action Settlement) which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. Administration of the settlement claims is now substantially complete. As of December 31, 2008, almost all of the NNC common shares issuable in accordance with the settlement had been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The cash portion of the settlement has been distributed by the claims administrator to the approved claimants, net of an amount held in reserve by the claims administrator to cover contingencies and certain settlement costs. The settlement also requires that we contribute to the plaintiffs one-half of any recovery from our litigation referenced below against certain of our former senior officers who were terminated for cause in 2004.

U.S. federal grand jury subpoenas: In May 2004 and August 2005, we received federal grand jury subpoenas for the production of certain documents in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. We understand that this investigation of NNI and certain former employees has been concluded, and we have been advised that no criminal charges will be filed in the U.S. in connection with this matter.

RCMP charges against former executives: On June 19, 2008, the Royal Canadian Mounted Police (RCMP) announced that it had filed criminal charges against three of our former executives: Frank Dunn, Douglas Beatty and Michael Gollogly. The fraud-related charges include: fraud affecting the public market, falsification of books and documents, and false prospectus. These charges pertain to allegations of criminal activity within Nortel by these former executives during 2002 and 2003. No criminal charges were filed against us, and we are not the target of an investigation by the RCMP.

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

Canadian pension class action: On June 24, 2008, a purported class action lawsuit was filed against us and NNL in the Ontario Superior Court of Justice in Ottawa, Canada alleging, among other things, that certain recent changes related to our pension plan did not comply with the Pension Benefits Act (Ontario) or common law notification requirements. The plaintiffs seek declaratory and equitable relief, and unspecified monetary damages.

Ontario proposed derivative action: In December 2005, an application was filed in the Ontario Superior Court of Justice for leave to commence a shareholders’ derivative action on our behalf against certain of our then-current and former officers and directors. The derivative action alleges, among other things, breach of fiduciary duties, breach of duty of care and negligence, and unjust enrichment in respect of various alleged acts and omissions. If the application is granted, the proposed derivative action would seek on our behalf, among other things, compensatory damages of CAD$1,000 and punitive damages of CAD$10 from the individual defendants. The proposed derivative action would also seek an order directing our Board of Directors to reform and improve our corporate governance and internal control procedures as the court may deem necessary or desirable, and an order that we pay the legal fees and other costs in connection with the proposed derivative action. The application for leave to commence this action has not yet been heard.

Shareholder statement of claim against Deloitte & Touche LLP: On February 8, 2007, a Statement of Claim was filed in the Ontario Superior Court of Justice in the name of Nortel and NNL against Deloitte & Touche LLP. The action was commenced by three shareholders without leave, and without our knowledge or authorization. The three have indicated that they filed the action in anticipation of bringing an application for leave to commence a derivative action on behalf of Nortel against Deloitte under the Canada Business Corporations Act (CBCA), and that the three shareholders would be seeking leave on a retroactive basis to authorize their action. The claim alleges, among other things, breach of contract, negligence, negligent misrepresentation, lack of independence, and breach of fiduciary duty. The claim seeks damages and other relief on our behalf, including recovery of payments that we made to class members as part of the Global Class Action Settlement. The Litigation Committee of our Board of Directors has reviewed the matter and has advised the law firm pursuing the derivative action of our position on the proposed claim. On February 6, 2008, an application was filed by the three shareholders for leave to commence a derivative action in the name of Nortel against Deloitte.

Nortel statement of claim against its former officers: In January 2005, we and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, our former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under our bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement referenced above.

Former officers’ statements of claims against Nortel: In April 2006, Mr. Dunn filed a Notice of Action and Statement of Claim in the Ontario Superior Court of Justice against us and NNL asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgment interest and costs. Mr. Dunn has further brought an application before the Ontario Superior Court of Justice against us and NNL seeking an order that, pursuant to our bylaws, we reimburse him for all past and future defense costs he has incurred as a result of proceedings commenced against him by reason of his being or having been a director or officer of Nortel.

In May and October 2006, respectively, Messrs. Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against us and NNL asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre-and post-judgment interest and costs.

Ipernica: In June 2005, Ipernica Limited (formerly known as QSPX Development 5 Pty Ltd), an Australian patent holding firm, filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas alleging patent infringement. In April 2007, the jury reached a verdict to award damages to Ipernica in the amount of $28. In March 2008, we entered into an agreement to settle all claims, which grants to us a perpetual, world-wide license to various Ipernica patents, and includes a covenant not to sue as well as mutual releases. In connection with this settlement, a payment of $12 was made by NNI to Ipernica in the first quarter of 2008.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to us of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. We cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, financial condition or liquidity. Except for matters encompassed by the Ipernica settlement, we intend to defend the above actions, suits, claims and proceedings in which we are a defendant, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. We will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

We are also a defendant in various other suits, claims, proceedings and investigations that arise in the normal course of business.

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of December 31, 2008, the accruals on the consolidated balance sheet for environmental matters were $11. Based on information available as of December 31, 2008, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity and may be affected by our Creditor Protection Proceedings.

We have remedial activities under way at 11 sites that are either currently or previously owned or occupied facilities. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $11.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at four Superfund sites in the U.S. (At three of the Superfund sites, we are considered a de minimis potentially responsible party). A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 10% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 10% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of our share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $11 referred to above.

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

For a discussion of environmental matters, see note 22, “Contingencies” to the accompanying audited consolidated financial statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 11, 2008, the NYSE notified us that NNC common shares had fallen below one of the NYSE’s continued listing standards regarding price criteria as a result of our shares having an average closing price of less than one U.S. Dollar per share during the consecutive 30 trading days ended December 9, 2008. On January 14, 2009, the NYSE notified us that it had suspended the listing of NNC common shares on the NYSE as a result of our CCAA Proceedings and Chapter 11 Proceedings. NNC common shares were delisted from the NYSE on February 2, 2009. NNC’s common shares are quoted on the Pink Sheets under the symbol “NRTLQ”. The Pink Sheets Electronic Quotation Service is a centralized quotation service maintained by Pink Sheets LLC that collects and publishes market maker quotes for OTC securities.

The Company holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s cumulative redeemable class A preferred shares series 5 (NNL series 5 preferred shares) and non-cumulative redeemable class A preferred shares series 7 (NNL series 7 preferred shares, and collectively with the NNL series 5 preferred shares, the NNL preferred shares) are traded on the TSX under the symbols “NTL.PR.F” and “NTL.PR.G”, respectively.

Also on January 14, 2009, the TSX notified us that it had begun reviewing the eligibility for continued listing on the TSX of securities of NNC and NNL pursuant to the Toronto Stock Exchange Company Manual. The TSX stopped its review after concluding that the review was stayed by the initial order granted by the Canadian Court pursuant to the CCAA Proceedings.

Since the NYSE suspension, NNC common shares continue to be traded on the TSX and quoted on the Pink Sheets in the U.S. NNL preferred shares continue to be traded on the TSX. See the Risk Factors section of this report.

During the pendency of our Creditor Protection Proceedings, investments in our securities are highly speculative and pose substantial risks. Under any eventual court-approved comprehensive restructuring plan, our existing securities may be cancelled and holders may receive no payment or other consideration in return. Also, the U.S. Court has issued an order imposing certain restrictions and notification procedures on trading in NNC common shares and NNL series 5 preferred shares and NNL series 7 preferred shares (and any other series of NNL preferred shares into which they may be converted) in an effort to prevent an “ownership change” of the Company under the U.S. Internal Revenue Code that could interfere with our ability to utilize our deferred tax assets to reduce our taxable income in the future. See the Risk Factors section of this report.

The following table sets forth the high and low sale prices of NNC common shares as reported on the NYSE composite tape and on the TSX in 2007 and 2008:

		New York Stock Exchange Composite Tape		Toronto Stock Exchange (CAD $)
		High	Low	High	Low
2008	Fourth Quarter	$2.34	$0.21	$2.49	$0.26
	Third Quarter	8.21	2.21	8.31	2.34
	Second Quarter	10.58	6.78	10.83	6.91
	First Quarter	15.28	5.73	15.15	5.84

2007	Fourth Quarter	$19.50	$15.05	$18.96	$14.56
	Third Quarter	25.15	15.32	26.38	15.33
	Second Quarter	26.49	22.54	28.62	25.01
	First Quarter	31.79	23.68	37.35	27.33

On February 20, 2009, the last sale price for NNC common shares quoted on the Pink Sheets was $0.0840 and on the TSX was CAD$0.1050.

On February 20, 2009, approximately 249,837 registered shareholders held 100% of NNC common shares outstanding. These included the Canadian Depository for Securities and the Depository Trust Company, two clearing corporations, which held a total of approximately 97% of NNC common shares on behalf of other shareholders.

Dividends

On June 15, 2001, we announced that our Board of Directors had decided to discontinue the declaration and payment of dividends on NNC common shares. As a result, dividends have not been declared and paid on NNC common shares since June 29, 2001, and future dividends will not be declared unless and until our Board of Directors decides otherwise, and only as permitted under the CBCA. On July 26, 2001, our Board of Directors suspended the operation of the Nortel Networks Corporation Dividend Reinvestment and Stock Purchase Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

On February 27, 2009, we obtained an order from the Canadian Court providing for the termination of the Nortel equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated, the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated the Nortel Networks Corporation 2000 Stock Option Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights, restricted stock units and performance stock units), whether vested or unvested. We made this request given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. See note 20, “Share-based compensation plans”, to the accompanying audited financial statements, and the Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters section of this report, for additional information about our equity-based compensation plans.

Canadian Tax Matters

Dividends

Under the U.S.-Canada Income Tax Convention (1980) (Convention), Canadian withholding tax of 15% generally applies to the gross amount of dividends (including stock dividends) paid or credited to beneficial owners of NNC common shares:

•	who are resident in the U.S. for the purposes of the Convention and are entitled to benefits under the Convention; and

•	who do not hold the shares in connection with a business carried on through a permanent establishment or a fixed base in Canada.

The Convention provides an exemption from withholding tax on dividends paid or credited to certain tax-exempt organizations that are resident in the U.S. for purposes of the Convention. Persons who are subject to the U.S. federal income tax on dividends may be entitled, subject to certain limitations, to either a credit or deduction with respect to Canadian income taxes withheld with respect to dividends paid or credited on NNC common shares.

Sales or Other Dispositions of Shares

Gains on sales or other dispositions of NNC common shares by a non-resident of Canada are generally not subject to Canadian income tax, unless the holder realizes the gains in connection with a business carried on in Canada. A gain realized upon the disposition of NNC common shares by a resident of the U.S. that is otherwise subject to Canadian tax may be exempt from Canadian tax under the Convention. Where NNC common shares are disposed of by way of our acquisition of such common shares, other than a purchase in the open market in the manner in which NNC common shares would normally be purchased by any member of the public in the open market, the amount paid by us in excess of the paid-up capital of such common shares will be treated as a dividend, and will be subject to non-resident withholding tax.

Sales of Unregistered Securities

Nortel Networks/BCE Stock Option Plans: During the fourth quarter of 2008, we issued an aggregate of 637 NNC common shares upon the exercise of options granted under the Nortel Networks/BCE 1985 Stock Option Plan and the Nortel Networks/BCE 1999 Stock Option Plan. The NNC common shares issued on the exercise of these options were issued outside of the U.S. to BCE Inc. (BCE) employees who were not U.S. persons at the time of option exercise, or to BCE in connection with options that expired unexercised or were forfeited. The NNC common shares issued are deemed to be exempt from registration pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (Securities Act). All funds we receive in connection with the exercise of stock options granted under the two Nortel Networks/BCE stock option plans are transferred in full to BCE pursuant to the terms of the May 1, 2000 plan of arrangement whereby we were spun off from BCE, except for nominal amounts we receive to round up fractional entitlements into whole shares. We keep these nominal amounts and use them for general corporate purposes.

Date of Exercise	Number of NNC common shares Issued Without U.S. Registration Upon Exercise of Stock Options Under Nortel/ BCE Plans	Range of Exercise Prices CAD$
November 27, 2008	637	CAD$	419.03

Directors’ Deferred Share Compensation Plans: The following table sets forth the total number of Nortel Networks Corporation/Nortel Networks Limited share units (NNC/NNL share units) credited to accounts of our and NNL’s directors, in lieu of cash fees, under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and Nortel Networks Limited Directors’ Deferred Share Compensation Plan (DSC Plans) during the fourth quarter of 2008. These transactions are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. See note 23, “Subsequent Events”, to the accompanying audited consolidated financial statements and the Executive and Director Compensation section of this report, regarding operation of the DSC Plans during the Creditor Protection Proceedings.

Date of Grant	Total Number of NNC/NNL Share Units Acquired under DSC Plans in Q4		Price per Common Share (or Unit)
December 31, 2008	1,567,893.1765	(1)	$0.28	(2)

(1)

NNC/NNL share units issued on the last day of the quarter under the DSC Plans. Pursuant to the DSC Plans, upon election of the director, certain fees payable to our and NNL’s directors are paid in the form of NNC/NNL share units, based upon the market price of NNC common shares on the last trading day of the quarter. On the earliest date when a director ceases to be both (i) a member of our and NNL’s boards of directors and (ii) employed by us or NNL or our subsidiaries, we and NNL will cause to be purchased on the open market, for delivery to the director, a number of NNC common shares equal to the number of NNC/NNL share units credited to the director’s account under the DSC Plans.

(2)	Represents share price for NNC common shares of CAD$0.34 as converted into U.S. Dollars using the noon rate of exchange of the Bank of Canada on December 31, 2008.

Global Class Action Settlement: In connection with the Global Class Action Settlement, in 2007, we issued 2,646,967 NNC common shares, of the total 62,866,775 NNC common shares to be issued in accordance with the terms of the settlement. As of December 31,

2008, almost all of the NNC common shares issuable in accordance with the settlement had been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

ITEM 6.	Selected Financial Data (Unaudited)

The selected financial data presented below was derived from Nortel’s audited consolidated financial statements and related notes thereto included elsewhere in this 2008 Annual Report except for the summarized balance sheet data as of December 31, 2006, 2005 and 2004 and summarized results of operations data for the years ended December 31, 2005 and 2004.

(Millions of U.S. Dollars, except per share amounts)	2008	2007	2006	2005	2004
Results of Operations
Total revenues	$10,421	$10,948	$11,418	$10,509	$9,478
Research and development expense	1,573	1,723	1,939	1,874	1,975
Special charges	302	210	105	169	181
Shareholder litigation settlement expense (recovery)	—	(54)	(219)	2,474	—
Goodwill impairment	2,379	—	—	—	—
Operating earnings (loss)	(2,158)	226	282	(2,709)	(298)
Other income—net	46	425	199	272	217
Income tax benefit (expense)	(3,193)	(1,114)	(60)	81	20
Net earnings (loss) from continuing operations	(5,799)	(957)	19	(2,611)	(296)
Net earnings (loss) from discontinued operations—net of tax	—	—	—	1	49
Cumulative effect of accounting changes—net of tax	—	—	9	—	—
Net earnings (loss)	(5,799)	(957)	28	(2,610)	(247)

Basic earnings (loss) per common share
—from continuing operations	$(11.64)	$(1.98)	$0.06	$(6.02)	$(0.68)
—from discontinued operations	—	—	0.00	0.00	0.11

Basic earnings (loss) per common share	$(11.64)	$(1.98)	$0.06	$(6.02)	$(0.57)

Diluted earnings (loss) per common share
—from continuing operations	$(11.64)	$(1.98)	$0.06	$(6.02)	$(0.68)
—from discontinued operations	—	—	0.00	0.00	0.11

Diluted earnings (loss) per common share	$(11.64)	$(1.98)	$0.06	$(6.02)	$(0.57)

(Millions of U.S. Dollars)	2008	2007	2006	2005	2004
Financial Position as of December 31
Total assets	$8,837	$17,068	$18,979	$18,135	$17,716
Total debt(a)	4,585	4,546	4,500	3,896	3,891
Minority interests in subsidiary companies	822	830	779	783	624
Total shareholders’ equity (deficit)	(3,951)	2,758	1,121	763	3,612

(a)	Total debt includes long-term debt, long-term debt due within one year and notes payable.

See notes 3, 7, 10, 17 and 22 to the accompanying audited consolidated financial statements for the impact of accounting changes, special charges, reclassifications, acquisitions, divestitures and closures, capital stock and the shareholder litigation settlement expense related to the Global Class Action Settlement, respectively, that affect the comparability of the above selected financial data. See note 1 for discussion regarding Nortel’s ability to continue as a going concern.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Nortel Networks Corporation. The MD&A should be read in combination with our audited consolidated financial statements and the accompanying notes. All Dollar amounts in this MD&A are in millions of U.S. Dollars except per share amounts or unless otherwise stated.

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and elsewhere in this annual report on Form 10-K for the year ended December 31, 2008 (2008 Annual Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Where we say “we”, “us”, “our”, “Nortel” or “the Company”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable. Where we say NNC, we mean Nortel Networks Corporation. Where we refer to the “industry”, we mean the telecommunications industry.

Executive Overview

Creditor Protection Proceedings

We operate in a highly volatile telecommunications industry that is characterized by vigorous competition for market share and rapid technological development. In recent years, our operating costs have generally exceeded our revenues, resulting in negative cash flow. A number of factors have contributed to these results, including competitive pressures in the telecommunications industry, an inability to sufficiently reduce operating expenses, costs related to ongoing restructuring efforts described below, significant customer and competitor consolidation, customers cutting back on capital expenditures and deferring new investments, and the poor state of the global economy.

In recent years, we have taken a wide range of steps to attempt to address these issues, including a series of restructurings that have reduced the number of worldwide employees from more than 90,000 in 2000 to approximately 30,000 (including employees in joint ventures) as of December 31, 2008. In particular, in 2005, under the direction of new management, we began to develop a Business Transformation Plan with the goal of addressing our most significant operational challenges, simplifying the organizational structure and maintaining a strong focus on revenue generation and improved operating margins including quality improvements and cost reductions. These actions have included: (i) the outsourcing of nearly all manufacturing and production to a number of key suppliers, including, in particular, Flextronics, (ii) the substantial consolidation of key research and development (R&D) expertise in Canada and China, (iii) decisions to dispose of or exit certain non-core businesses, such as our Universal Mobile Telecommunications System (UMTS) Access business unit, (iv) the creation and/or expansion of joint venture relationships (such as LG-Nortel Co. Ltd. (LG-Nortel) in Korea, our joint venture with LG Electronics, Inc. (LGE) and our joint venture in China, Guangdong-Nortel Telecommunications Equipment Company Ltd., (v) establishing alliances with various large organizations such as Microsoft, IBM and Dell, (vi) real estate optimizations, including the sale of our former headquarters in Brampton, Ontario, Canada, and (vii) the continued reorientation of our business from a traditional supplier of telecommunications equipment to a focus on cutting-edge networking hardware and software solutions.

These restructuring measures, however, have not provided adequate relief from the significant pressures we are experiencing. As global economic conditions dramatically worsened beginning in September 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and potentially prolonged recessionary period have compounded the situation.

In addition, we have made significant cash payments related to our restructuring programs, the Global Class Action Settlement (as defined in the Legal Proceedings section of our 2008 Annual Report), debt servicing costs and pension plans over the past several years. Due to the adverse conditions in the financial markets globally, the value of the assets held in our pension plans has declined significantly resulting in significant increases to pension plan liabilities that could have resulted in a significant increase in future pension plan contributions. It became increasingly clear that the struggle to reduce operating costs during a time of decreased customer spending and massive global economic uncertainty put substantial pressure on our liquidity position globally, particularly in North America.

Market conditions further restricted our ability to access capital markets, which was compounded by recent actions taken by rating agencies with respect to our credit ratings. In December 2008, Moody’s Investor Service, Inc. (Moody’s) issued a downgrade of the Nortel family rating from B3 to Caa2. With no access to the capital markets, limited prospects of the capital markets opening up in the near term, substantial interest carrying costs on over $4,000 of unsecured public debt, and significant pension plan liabilities expected to increase in a very substantial manner principally due to the adverse conditions in the financial markets globally, it became imperative for us to protect our cash position.

After extensive consideration of all other alternatives, we determined, with the unanimous authorization of our Board of Directors after thorough consultation with our advisors, that a comprehensive financial and business restructuring could be most effectively and quickly achieved within the framework of creditor protection proceedings in multiple jurisdictions. As a consequence, on January 14, 2009 (Petition Date), we initiated creditor protection proceedings under the respective restructuring regimes of Canada, the respective restructuring regimes of Canada under the Companies’ Creditors Arrangement Act (CCAA) (CCAA Proceedings), in the U.S.

under the Bankruptcy Code (Chapter 11 Proceedings), the United Kingdom (U.K.) under the Insolvency Act 1986 (U.K. Administration Proceedings), and subsequently, Israel (Israeli Proceedings). Our affiliates in Asia including LG-Nortel, in the Caribbean and Latin American (CALA) region, and the Nortel Government Solutions (NGS) business, are not included in these proceedings.

We initiated the Creditor Protection Proceedings (as defined below) with a consolidated cash balance, as at December 31, 2008, of $2,400, in order to preserve our liquidity and fund operations during the restructuring process. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan (comprehensive restructuring plan) (also referred to as a “plan of reorganization” in the U.S., or a “plan of compromise or arrangement” in Canada).

“Debtors” as used herein means (i) us, together with Nortel Networks Limited (NNL) and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court), (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCC) and certain other U.S. subsidiaries (U.S. Debtors) that filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (U.S. Court), (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries (EMEA Debtors) that made consequential filings under the Insolvency Act 1986 in the English High Court of Justice (English Court), and (iv) certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv. The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings and the Israeli Proceedings are together referred to as the Creditor Protection Proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court for creditor protection for 30 days, pursuant to the provisions of the CCAA, which was subsequently extended to May 1, 2009 and is subject to further extension by the Canadian Court. Pursuant to the initial order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the initial order, Ernst & Young Inc. was named as the court-appointed Canadian Monitor under the CCAA Proceedings (Canadian Monitor). The Canadian Monitor will report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise the Canadian Debtors on their development of a comprehensive restructuring plan and, to the extent required, assist the Canadian Debtors with a restructuring.

As a consequence of our commencement of the CCAA Proceedings, substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until May 1, 2009, or any further extended date as described above. In addition, the CCAA Proceedings have been recognized by the U.S. Court as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, and as a result, substantially all pending claims and litigation against any of the Canadian Debtors operating in the U.S. also have been stayed.

The Canadian Court also granted charges against some or all of the assets of the Canadian Debtors and any proceeds from any sales thereof, including a charge in favor of the Canadian Monitor; charges against NNL’s and Nortel Networks Technology Corporation’s (NNTC) facility in Ottawa, Ontario; a charge in favor of Export Development Canada (EDC) for its continued support; a charge to support an indemnity for the directors and officers of the Canadian Debtors relating to certain claims that may be made against them in such role as further described below; and an intercompany charge in favor of any U.S. Debtor that loans or transfers money, goods or services to a Canadian Debtor. For more information, see the Properties section of our 2008 Annual Report.

Chapter 11 Proceedings

Also on the Petition Date, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Court. The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course and transition into the Chapter 11 process with as little disruption to their businesses as possible. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue our cash management system, including a revolving loan agreement between NNI as lender and NNL as borrower with an initial advance to NNL of $75, to support NNL’s ongoing working capital and general corporate funding requirements; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date.

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware appointed the U.S. Creditors’ Committee as the official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Flextronics Corporation, Airvana, Inc., Pension Benefit Guaranty Corporation and Law Debenture Trust Company of New York (U.S. Creditors’ Committee). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court or on any comprehensive restructuring plan, once developed and proposed. In addition, a group purporting to hold substantial amounts of our publicly traded debt has organized (the Bondholder Group). The role of the Bondholder Group in the Chapter 11 Proceedings and the CCAA Proceedings has not yet been formalized and may develop and change over the course of such proceedings. Disagreements between the Debtors and the U.S. Creditors’ Committee and the Bondholder Group could protract the Creditor Protection Proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Creditor Protection Proceedings.

As a consequence of our commencement of the Chapter 11 Proceedings, substantially all pending claims and litigation against the U.S. Debtors have been automatically stayed for the pendency of the Chapter 11 Proceedings (absent any court order lifting the stay). In addition, NNI applied for and obtained an order in the Canadian Court recognizing the Chapter 11 Proceedings in the U.S. as “foreign proceedings” in Canada and giving effect, in Canada, to the automatic stay under the U.S. Bankruptcy Code.

U.K. Administration Proceedings

Also on the Petition Date, the EMEA Debtors made consequential filings and each obtained an administration order from the English Court under the Insolvency Act 1986. The applications were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (EC) No 1346/2000 on creditor protection proceedings and on the basis that each EMEA Debtor’s center of main interests is in England. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to our EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, U.K. Administrators) to manage the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The administration orders provide for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of our operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration

Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey. As well, certain of our Israeli subsidiaries have commenced a separate creditor protection process in Israel.

Business Operations

During the Creditor Protection Proceedings, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation.

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the initial order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of our obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators decide whether an EMEA Debtor should perform under a contract on the basis of whether it is in the interests of the administration to do so. Any claims which result from an EMEA Debtor rejecting or repudiating any contract or arrangement will usually be unsecured. Claims may arise as a result of a Debtor rejecting or repudiating any contract or arrangement.

The accompanying audited consolidated financial statements do not include the effects of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. As of the date of the filing of our 2008 Annual Report, it is not possible to determine the extent of claims filed and to be filed, whether such claims will be disputed and whether they will be subject to discharge in the Creditor Protection Proceedings. It is also not possible at this time to determine whether to establish any additional liabilities in respect of claims. The Debtors are beginning to review all claims filed and are beginning the claims reconciliation process.

On February 23, 2009, the U.S. Court authorized the U.S. Debtors to reject certain unexpired leases of non-residential real property and related subleases as of February 28, 2009.

Comprehensive Restructuring Plan

The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive restructuring plan.

We are in the process of stabilizing our business to maximize the chances of preserving all or a portion of the enterprise and evaluating our various operations to determine how to narrow our strategic focus in an effective and timely manner, in consultation with our business and financial advisors. While we undertake this process, our previously announced intention to explore the divestiture of our Metro Ethernet Networks (MEN) business has been put on hold. We have also decided to discontinue our mobile Worldwide Interoperability for Microwave Access (WiMAX) business and sell our Layer 4-7 data portfolio (see below). Further, we will be significantly reducing our investment in our Carrier Ethernet switch/router (CESR) portfolio, while continuing to ship products and support our installed base of Carrier Ethernet customers. We will continue to utilize our carrier Ethernet technology in our other MEN and other solutions. The Creditor Protection Proceedings and the development of a comprehensive restructuring plan may result in additional sales or divestitures, but we can provide no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all. On February 18, 2009, the U.S. Court approved procedures for the sale or abandonment by the U.S. Debtors of assets with a de minimis value. The Canadian Debtors and EMEA Debtors can generally take similar actions with the approval of the Canadian Monitor and the U.K. Administrators, respectively. As we work on developing a comprehensive restructuring plan, we will consult with the Canadian Monitor, the U.K. Administrators and the

U.S. Creditors’ Committee, and any such plan would eventually be subject to the approval of affected creditors and the relevant courts. There can be no assurance that any such plan will be confirmed or approved by any of the relevant courts or affected creditors, or that any such plan will be implemented successfully.

Export Development Canada Support Facility; Other Contracts and Debt Instruments

Effective January 14, 2009, NNL entered into an agreement with EDC to permit continued access by NNL to the EDC support facility, which provides for the issuance of support in the form of guarantee bonds or guarantee type documents to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance (EDC Support Facility) for an interim period to February 13, 2009, for up to $30 of support based on our then-estimated requirements over the period. On February 10, 2009, EDC agreed to extend this interim period to May 1, 2009. This support is secured by a charge on the Canadian Debtors’ assets. See the Properties section of our 2008 Annual Report. We and EDC continue to work together to see if a longer term arrangement, acceptable to both parties, can be reached.

Our filings under Chapter 11 of the U.S. Bankruptcy Code and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, we may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. We believe that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to May 1, 2009. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings.

The Creditor Protection Proceedings may have also constituted events of default under other contracts and leases of the Debtors. In addition, the Debtors may not be in compliance with various covenants under other contracts and leases. Depending on the jurisdiction actions taken by counterparties or lessors based on such events of default and other breaches may be unenforcable as a result of the Creditor Protection Proceedings.

In addition, the Creditor Protection Proceedings may have caused, directly or indirectly, defaults or events of default under the debt instruments and/or contracts and leases of certain of our non-Debtor entities. These events of default (or defaults that become events of default) could give counterparties the right to accelerate the maturity of this debt or terminate such contracts or leases.

Flextronics

On January 14, 2009, we announced that NNL had entered into an amendment to arrangements with a major supplier, Flextronics Telecom Systems, Ltd. (Flextronics). Under the terms of the amendment, NNL agreed to commitments to purchase $120 of existing inventory by July 1, 2009 and to make quarterly purchases of other inventory, and to terms relating to payment and pricing. Flextronics has notified us of its intention to terminate certain other arrangements upon 180 days’ notice (in July 2009) pursuant to the exercise by Flextronics of its contractual termination rights, while the other arrangements between the parties will continue in accordance with their terms. We believe our arrangements with Flextronics are subject to the initial order granted by the Canadian Court that stays our suppliers from terminating their agreements with us. We continue to work with Flextronics throughout this process.

Listing and Trading of NNC Common Shares and NNL Preferred Shares

On January 14, 2009, we received notice from the New York Stock Exchange (NYSE) that it decided to suspend the listing of NNC common shares on the NYSE. NYSE stated that its decision was based on the commencement of the CCAA Proceedings and Chapter 11 Proceedings. As previously disclosed, we also were not in compliance with the NYSE’s price criteria pursuant to the NYSE’s Listed Company Manual because the average closing price of NNC common shares was less than $1.00 per share over a consecutive 30-trading-day period as of December 11, 2008. Subsequently, on February 2, 2009, NNC common shares were delisted from NYSE. NNC common shares are currently quoted on the Pink Sheets under the symbol “NRTLQ”.

On January 14, 2009, we received notice from the Toronto Stock Exchange (TSX) that it had begun reviewing the eligibility of NNC and NNL securities for continued listing on the TSX. However, the TSX stopped its review after concluding that the review was stayed by the initial order obtained by the Canadian Debtors pursuant to the CCAA Proceedings.

On February 5, 2009, the U.S. Court also granted a motion by the U.S. Debtors to impose certain restrictions and notification procedures on trading in NNC common shares and NNL preferred shares in order to preserve valuable tax assets in the U.S., in particular net operating loss carryovers and certain other tax attributes of the U.S. Debtors.

While we are under the Creditor Protection Proceedings, investments in our securities will be highly speculative. NNC common shares and NNL preferred shares may have little or no value and there can be no assurance that they will not be cancelled pursuant to the comprehensive restructuring plan.

Termination of Hedging Activity

To manage the risk from fluctuations in interest rates and foreign currency exchange rates, we had entered into various derivative hedging transactions in accordance with its policies and procedures. However, as a result of the Creditor Protection Proceedings, the financial institutions that were counterparties in respect of these transactions have terminated the related instruments. Consequently, we are now fully exposed to these interest rate and foreign currency risks and are expected to stay exposed at least until the conclusion of the Creditor Protection Proceedings.

Annual General Meeting of Shareholders

We and NNL obtained an order from the Canadian Court under the CCAA Proceedings relieving NNC and NNL from the obligation to call and hold annual meetings of their respective shareholders by the statutory deadline of June 30, 2009, and directing them to call and hold such meetings within six months following the termination of the stay period under the CCAA Proceedings.

Directors’ and Officers’ Compensation and Indemnification

The Canadian Court has ordered the Canadian Debtors to indemnify their respective directors and officers for all claims that may be made against them relating to any failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations arising during the CCAA Proceedings. The Canadian Court has also granted a charge against all property of the Canadian Debtors, in the aggregate amount not exceeding CAD$90, as security for such indemnities and related legal fees and expenses.

In addition, in conjunction with the Creditor Protection Proceedings, we established a directors’ and officers’ trust (D&O Trust) in the amount of approximately CAD$12. The purpose of the D&O Trust is to provide a trust fund for the payment of liability claims (including defense costs) that may be asserted against individuals who serve as directors and officers of NNC, or as directors and officers of other entities at NNC’s request (such as subsidiaries and joint venture entities), by reason of that association with NNC or other entity, to the extent that such claims are not paid or satisfied out of insurance maintained by NNC and NNC is unable to indemnify the individual. Such liability claims would include claims for unpaid statutory payment or remittance obligations of NNC or such other entities for which such directors and officers have personal statutory liability but will not include claims for which NNC is prohibited by applicable law from providing indemnification to such directors or officers. The D&O Trust also may be drawn upon to maintain directors’ and officers’ insurance coverage in the event NNC fails or refuses to do so. The D&O Trust will remain in place until the later of December 31, 2015 or three years after all known actual or potential claims have been satisfied or resolved, at which time any remaining trust funds will revert to NNC.

As part of the relief sought in the CCAA Proceedings we requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding any outstanding elections, during the period in which the directors continue as directors in the CCAA Proceedings. On the Petition Date, the Canadian Court granted an order providing that Nortel’s directors are entitled to receive remuneration in cash on a current basis at current compensation levels less an overall $25 thousand reduction notwithstanding the terms of, or elections made under, the DSC Plans.

Workforce Reduction Plan; Employee Compensation Program Changes

On February 25, 2009, we announced a workforce reduction plan. Under this plan, we intend to reduce our global workforce by approximately 5,000 net positions. These reductions include remaining restructuring actions previously announced as part of prior plans, namely plans to shift approximately 200 positions from higher-cost to lower-cost locations and approximately 1,800 remaining workforce reductions. We expect to implement these reductions over the next several months, in accordance with local country legal requirements. We are taking these initial steps as part of our efforts to develop a comprehensive restructuring plan under the Creditor Protection Proceedings. Given the Creditor Protection Proceedings, we have discontinued all remaining activities under our previously announced restructuring plans as of the Petition Date.

Upon completion, the plan is currently expected to result in annual gross savings of approximately $560, with total charges to earnings of approximately $270 and total cash outlays upon terminations of approximately $160. The charges and cash outlays are expected to be incurred in 2009. The current estimated charges are based upon accruing in accordance with requirements under applicable U.S. GAAP accounting literature. The current estimated total charges and cash outlays are subject to change as a result of the ongoing review of regional legislation. The current estimated total charges to earnings and cash outlays do not reflect any claim or contingency amounts that may be allowed under the Creditor Protection Proceedings and thus are subject to change as a result of the Creditor Protection Proceedings.

We also announced on February 25, 2009 several changes to our employee compensation programs. Upon the recommendation of management, our Board of Directors approved no payment of bonuses under the Nortel Annual Incentive Plan (Incentive Plan) for 2008. We will continue our Incentive Plan in 2009 for all eligible full- and part-time employees. The plan is being modified to permit quarterly rather than annual award determinations and payouts, if any. This will provide a more immediate incentive for employees upon the achievement of critical shorter-term corporate performance objectives, including specific operational metrics in support of customer service levels, as we work through the Creditor Protection Proceedings. We are seeking to implement, and request court approval where required, for retention and incentive compensation for certain key eligible employees deemed essential to the business while under court protection. On February 27, 2009, we filed a motion in the U.S. Court for approval of a key employee incentive and retention program. See “Key Executive Incentive Plan and Key Employee Retention Plan” in the Executive and Director Compensation section of our 2008 Annual Report.

On February 27, 2009, we obtained Canadian Court approval to terminate our equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (2005 SIP), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (1986 Plan) and the Nortel Networks Corporation 2000 Stock Option Plan (2000 Plan)) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance stock units (PSUs)), whether vested or unvested. We sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. No further equity will be awarded in 2009. See note 20, “Share-based compensation plans”, to the audited financial statements that accompany our 2008 Annual Report (2008 Financial Statements), for additional information about our equity-based compensation plans.

Basis of presentation and going concern issues

The accompanying audited consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) as applied by us prior to the Creditor Protection Proceedings. While the Debtors have filed for and been granted creditor protection, the audited consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The Creditor Protection Proceedings provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis appropriate. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. Further, it is not possible to predict whether the actions taken in any restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in the audited consolidated financial statements. The accompanying audited consolidated financial statements do not reflect any adjustments related to conditions that arose subsequent to December 31, 2008.

For periods ending after the Petition Date, we will reflect adjustments to our financial statements in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), assuming that we will continue as a going concern. Accordingly, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Creditor Protection Proceedings will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for our pre-petition liabilities are dependent on the outcome of the Creditor Protection Proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Creditor Protection Proceedings and certain gains and losses resulting from reorganization or restructuring of our business will be reported separately as reorganization items. In addition, interest expense will be reported only to the extent that it will be paid during the Creditor Protection Proceedings or that it is probable that it will be an allowed claim under the Creditor Protection Proceedings.

Reporting Requirements

As a result of the Creditor Protection Proceedings, we are periodically required to file various documents with and provide certain information to the Canadian Court, the U.S. Court, the English Court, the Canadian Monitor, the U.S. Creditors’ Committee, the U.S. Trustee and the U.K. Administrators. Depending on the jurisdictions, these documents and information may include statements of financial affairs, schedules of assets and liabilities, monthly operating reports, information relating to forecasted cash flows, as well as certain other financial information. Such documents and information, to the extent they are prepared or provided by us, will be prepared and provided according to requirements of relevant legislation, subject to variation as approved by an order of the relevant court. Such documents and information may be prepared or provided on an unconsolidated, unaudited or preliminary basis, or in a format different from that used in the consolidated financial statements included in our periodic reports filed with the SEC. Accordingly, the substance and format of these documents and information may not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, these documents and information are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

Chief Restructuring Officer

On March 2, 2009, we announced the appointment of Pavi Binning as chief restructuring officer of Nortel and NNL, a position he will hold in addition to his existing duties as chief financial officer. He will continue to report to the president and chief executive officer (CEO).

For a full discussion of the risks and uncertainties we face as a result of the Creditor Protection Proceedings, including the risks mentioned above, see the Risk Factors section of our 2008 Annual Report. For additional information on the Creditor Protection Proceedings, see note 1, “Creditor Protection and Restructuring”, to the 2008 Financial Statements. Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.nortel.com. Certain information regarding the CCAA Proceedings, including the reports of the Canadian Monitor, is available at the Canadian Monitor’s website at www.ey.com/ca/nortel. Documents filed with the U.S. Court and other general information about the Chapter 11 Proceedings are available at http://chapter11.epiqsystems.com/nortel. The content of the foregoing websites is not a part of this report.

Our Business

We supply end-to-end networking products and solutions that help organizations enhance and simplify communications. These organizations range from small businesses to multi-national corporations involved in all aspects of commercial and industrial activity, to federal, state and local government agencies and the military. They include cable operators, wireline and wireless telecommunications service providers, and Internet service providers.

Our networking solutions include hardware and software products and services designed to reduce complexity, improve efficiency, increase productivity and drive customer value. We design, develop, engineer, market, sell, supply, license, install, service and support these networking solutions worldwide. We have technology expertise across carrier and enterprise, wireless and wireline, applications and infrastructure. We have made continued investment in technology R&D, and have had strong customer loyalty earned over more than 100 years of providing reliable technology and services.

We remain committed to integrity through effective corporate governance practices, maintaining effective internal control over financial reporting and an enhanced compliance function. We continue to focus on increasing employee awareness of ethical issues through various means such as on-line training and our Code of Business Conduct.

As of December 31, 2008, our four reportable segments were: Carrier Networks (CN), Enterprise Solutions (ES), Global Services (GS), and Metro Ethernet Networks (MEN):

•

The CN segment provides wireline and wireless networks that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. CN also offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

•

The ES segment provides large and small businesses with reliable, secure and scalable communications solutions including unified communications, Ethernet routing and multiservice switching, IP (internet protocol) and digital telephony (including phones), wireless LANs (local area networks), security, IP and SIP (session initiation protocol) contact centers, self-service solutions, messaging, conferencing, and SIP-based multimedia solutions.

•

The GS segment provides services for carrier and enterprise customers, offering network implementation services; network support services including technical support, hardware maintenance, equipment spares logistics and on-site engineers; network managed services including monitoring and management of customer networks and hosted solutions; and network application services including applications development, integration and communications-enabled application solutions.

•

The MEN segment solutions are designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes optical networking, carrier Ethernet switching, and multiservice switching products.

As announced on November 10, 2008, effective January 1, 2009, we decentralized several corporate functions and transitioned to a vertically integrated business unit structure to give greater financial and operational control to the business units, increase accountability for overall performance, and reduce the duplication inherent in matrix organizations. Enterprise customers are served by a business unit responsible for product and portfolio development, R&D, marketing and sales, partner and channel management, strategic business development and associated functions. Service provider customers are served by two business units with full responsibility for all product, services, applications, portfolio, business and market development, marketing and R&D functions: CN (consisting of wireless and CVAS—carrier VoIP (voice over internet protocol), applications and solutions) and MEN. A dedicated global carrier sales organization supports both business units.

Our Global Services (GS) business unit will be decentralized and transitioned to the other business segments by April 1, 2009 to minimize any impact on our customer service activities. Commencing with the first quarter of 2009, we will begin to report LG-Nortel as a separate reportable segment. Prior to that time, the results of LG-Nortel were reported across all of our reportable segments. Also commencing with the first quarter of 2009, services results will be reported across all reportable segments (CN, ES, MEN and LG-Nortel). The previously announced decentralization of our Global Operations organization has been put on hold and will be part of our planning around the comprehensive restructuring plan.

Other Significant Business Developments

Decision on Mobile WiMAX Business and Alvarion Agreement

On January 29, 2009, we announced that we have decided to discontinue our mobile WiMAX business and end our joint agreement with Alvarion Ltd., originally announced in June 2008. This decision will allow us to narrow our focus in advance of developing a comprehensive restructuring plan and better manage our investments. We are working closely with Alvarion to transition our mobile WiMAX customers to help ensure that ongoing support commitments are met without interruption. This decision is expected to have no impact on our other businesses.

Dividends Suspension

On November 10, 2008, the Board of Directors of NNL suspended the declaration of further dividends on NNL’s series 5 preferred shares and series 7 preferred shares following payment on November 12, 2008 of the previously declared monthly dividend on those shares. Dividends on the series 5 preferred shares are cumulative and holders of series 5 preferred shares will be entitled to receive unpaid dividends, when declared by the Board of Directors (only as permitted under the Canada Business Corporations Act), at such time as NNL resumes payment of dividends on those shares. As of December 31, 2008, there was $3 of unpaid dividends on the series 5 preferred shares. Dividends on the series 7 preferred shares are non-cumulative and the entitlement of holders of series 7 preferred shares to receive dividends that has not been declared on those shares within 30 days after NNL’s 2008 fiscal year end was extinguished effective January 30, 2009. Because of the extinguishment of such dividend entitlement, the holders of series 7 preferred shares will be entitled to receive notice of, and attend, all meetings of NNL’s shareholders at which directors are to be elected and will be entitled to one vote per share in respect of the election of directors. These voting rights will cease upon payment of the whole amount of the first dividend declared on the series 7 preferred shares after the time the voting rights first arose. Dividends will not be declared during the Creditor Protection Proceedings and our securities may be cancelled, and holders may receive no payment or other consideration in return, as a result of these proceedings.

Acquisitions and Divestitures

We announced a divestiture planned for 2009 and made several acquisitions in 2008, as described below.

On February 19, 2009, we announced that we have entered into a “stalking horse” asset purchase agreement to sell certain portions of our Application Delivery portfolio to Radware Ltd. for approximately $18. Under the agreement, the products planned to be acquired by Radware Ltd. include certain Nortel Application Accelerators, Nortel Application Switches and the Virtual Services Switch. While Radware Ltd. would, upon closing, assume ownership, product development and outstanding warranties, the products would still be available and promoted by us in an OEM relationship with Radware Ltd. We have received orders from the U.S. Court and Canadian Court that establish bidding procedures for an auction that will allow other qualified bidders to submit higher or otherwise better offers. A similar motion has been scheduled with the Canadian Court. Consummation of the transaction is subject to higher or otherwise better offers, approval of the U.S. Court and the Canadian Court, and satisfaction of other conditions.

On August 19, 2008, we acquired 100% of the issued and outstanding stock of Diamondware, Ltd. for $5 in cash, plus up to an additional $3 based on the achievement of future business milestones. Diamondware specializes in high-definition, proximity-based 3D-positional voice technology. The purchase price allocation includes $3 for acquired technology and $2 for other intangibles.

On August 8, 2008, LG-Nortel purchased certain assets and liabilities of LGE’s Wireless Local Loop (WLL) business for $3. WLL’s products include fixed wireless terminals over CDMA and GSM licensed cellular networks. The purchase price allocation includes $3 for net tangible assets.

On August 8, 2008, we purchased substantially all of the assets and certain liabilities of Pingtel Corp. from Bluesocket Inc. for $4 in cash and the return of Nortel’s equity stake in Bluesocket purchased during 2007 for $2, plus up to an additional $4 based on the achievement of future business milestones. Pingtel was a wholly-owned subsidiary of Bluesocket and a designer of software-based unified communication solutions. The purchase price allocation of $6 primarily consists of acquired technology.

On August 1, 2008, LG-Nortel, our joint venture with LGE, acquired 100% of the issued and outstanding stock of Novera Optics Korea Inc. and Novera Optics, Inc. (together, Novera) for $18, plus up to an additional $10 based on the achievement of future business milestones. Novera specializes in fiber-optic access solutions that extend high-speed carrier Ethernet services from optical core networks to customer premises. The purchase price allocation includes $9 for acquired technology and $9 for goodwill.

How We Measure Business Performance

Our CEO has been identified as our Chief Operating Decision Maker in assessing the performance of and allocating resources to our operating segments. The primary financial measure used by the CEO is Management Operating Margin (Management OM) (previously called Operating Margin (OM) in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008). When presented on a consolidated basis, Management OM is not a recognized measure under U.S. Generally Accepted Accounting Principles (U.S. GAAP). It is a measure defined as total revenues, less total cost of revenues, selling, general and administrative (SG&A) and R&D expense. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance, as well as supplemental information used by management in its financial and operational decision making.

These non-U.S. GAAP measures should be considered in addition to, but not as a substitute for, the information contained in our audited consolidated financial statements prepared in accordance with U.S. GAAP. Although these measures may not be equivalent to similar measurement terms used by other companies, they may facilitate comparisons to our historical performance and our competitors’ operating results.

Financial Highlights

The following is a summary of our 2008 and 2007 financial highlights:

	For the Years Ended December 31,
	2008	2007	$ Change	% Change
Revenues	$10,421	$10,948	$(527)	(5)
Gross profit	4,285	4,614	(329)	(7)
Gross margin %	41.1%	42.1%		(1.0 point )
Selling, general and administrative expense	2,153	2,490	(337)	(14)
Research and development expense	1,573	1,723	(150)	(9)

Management OM	559	401	158
Management OM %	5.4%	3.7%		1.7 points
Net loss	(5,799)	(957)	(4,842)	506

As global economic conditions dramatically worsened over recent months, we continued to experience significant pressure on our business and deterioration of our cash and liquidity as customers across all our businesses, in particular in North America, responded to increasingly worsening macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally has compounded the situation, further impacting customer orders as well as normal seasonality trends. As a result, our financial results, in particular in the second half of 2008, were negatively impacted across all of our business segments. We are continuing to experience significant pressure due to global economic conditions and additionally, we are seeing further impact to our business as a result of the Creditor Protection Proceedings.

During 2008, foreign exchange fluctuations had an unfavorable impact on revenues, SG&A and R&D expenses of $81, $12 and $9, respectively, when compared to 2007. The unfavorable impact on revenues was primarily as a result of unfavorable changes in the foreign exchange rates of the Korean Won, the British Pound and the Canadian Dollar against the U.S. Dollar, partially offset by favorable changes in the foreign exchange rate of the Euro and the Chinese Yuan against the U.S. Dollar. The unfavorable impact on SG&A expense was primarily due to unfavorable changes in the foreign exchange rates of the Euro, the Canadian Dollar and the Chinese Yuan against the U.S. Dollar, partially offset by favorable changes in the foreign exchange rates of the Korean Won and the British Pound against the U.S. Dollar. Further, we recognized significantly less deferred revenue in 2008 compared to 2007.

•

Revenues decreased 5% to $10,421: Revenues decreased by $527, or 5%, in 2008 compared to 2007 primarily due to decreases in the ES, CN and MEN segments, while GS revenues remained essentially flat. From a geographic perspective, the decrease was across all regions, except Asia. The decrease in the ES segment was mainly due to lower sales volumes related in part to the declining switch market in the U.S. and the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in 2007 not repeated to the same extent in 2008. The decrease in CN was mainly due to reduced customer spending as a result of capital expenditure constraints resulting from the expanding economic downturn. The decrease in the MEN segment was primarily due to the completion of a customer contract deliverable that resulted from the termination of a supplier agreement in 2007 not repeated in 2008, significant revenues from a certain customer in 2007 that did not repeat to the same extent in 2008, lower sales volumes as a result of reduced demand for our legacy products. The 5% decrease in revenues is greater than the previously expected decrease of approximately 4% we announced on November 10, 2008, primarily as a result of a greater than anticipated impact to our business from the worsening global economic conditions in the fourth quarter of 2008, in particular in the ES segment.

•

Gross margin decreased 1.0 percentage point to 41.1%: The decrease was primarily as a result of higher inventory provisions and the unfavorable impacts of regional and product mix, partially offset by the impact of our cost reduction initiatives and the favorable impact of foreign exchange fluctuations.

•

Management OM increased by $158 to $559: The increase in Management OM was primarily due to decreases in SG&A and R&D expenses of $337 and $150, respectively, partially offset by a decline in gross profit of $329. The decrease in SG&A expense was primarily due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives, a decrease in sales and marketing efforts in maturing technologies, a decrease in charges related to our employee compensation plans and lower internal control remediation and finance transformation expenses. R&D expense decreased mainly due to reduced spending for maturing technologies and a reduction in mobile WiMAX R&D expenditure as a result of the agreement with Alvarion Ltd. (now terminated), partially offset by an increase in spending on investments in potential growth areas. The decrease in gross profit was primarily due to a decrease in volume, higher inventory provisions, and lower revenues primarily as a result of the recognition of previously deferred revenues in 2007 not repeated to the same extent in 2008, the unfavorable impacts of regional and product mix and price erosion, and the reduced impact of purchase price variances. This decrease was partially offset by cost reduction initiatives, the favorable impact of foreign exchange fluctuations, and a change in a contract-related accrual in 2008 compared to 2007 and lower warranty costs.

•	Net loss increased from $957 to $5,799: The increase in net loss was mainly due to the following:

•	a goodwill impairment charge of $2,379 in 2008 relating to all our reportable segments; and

•	a higher income tax expense largely as a result of an increase in our deferred tax asset valuation allowance of $3,020.

•

Cash and cash equivalents decreased from $3,532 at December 31, 2007 to $2,397 at December 31, 2008: The decrease in cash and cash equivalents was primarily due to cash used in operating activities of $567, cash used in investing activities of $310, cash used in financing activities of $74 and net unfavorable foreign exchange impacts of $184.

Results of Operations

Revenues

The following table sets forth our revenue by geographic location of our customers:

	For the Years Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
United States	$4,427	$4,974	$5,092	$(547)	(11)	$(118)	(2)
EMEA	2,422	2,740	3,239	(318)	(12)	(499)	(15)
Canada	693	822	720	(129)	(16)	102	14
Asia	2,300	1,768	1,736	532	30	32	2
CALA	579	644	631	(65)	(10)	13	2

Consolidated	$10,421	$10,948	$11,418	$(527)	(5)	$(470)	(4)

2008 vs. 2007

In 2008, customers across all our businesses, in particular in North America, responded to increasingly worsening macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally has compounded the situation, further impacting customer orders as well as normal seasonality trends. We continued to experience significant pressure on our business due to these adverse conditions with increasing global impact in the fourth quarter of 2008.

Revenues decreased to $10,421 in 2008 from $10,948 in 2007, a decrease of $527 or 5%. The lower revenues were due to decreases in the U.S., EMEA, Canada and CALA regions, partially offset by an increase in Asia. The decrease in the U.S. was mainly due to reduced customer spending as a result of capital expenditure constraints resulting from the expanding economic downturn, certain customer contracts in 2007 not repeated in 2008 and a decline in sales volumes, partially offset by an increase due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in 2008. The declines in EMEA and CALA were primarily due to the completion of certain customer contract obligations resulting in the recognition of previously deferred revenue in 2007 that were not repeated in 2008. An additional factor resulting in a decrease in EMEA was declining sales volumes. The decrease in Canada was primarily due to reduced spending by certain customers as a result of a change in technology migration plans. The increase in Asia was mainly due to the completion of certain contract obligations for multiple customers in LG-Nortel resulting in the recognition of previously deferred revenues and higher sales volumes.

U.S.

Revenues decreased by $547 in the U.S. in 2008 compared to 2007, due to a decrease across all segments.

The decrease in the CN segment of $258 was due to lower revenues from the CDMA and the circuit and packet voice solutions businesses, partially offset by an increase in the global system for mobile communications (GSM) and UMTS solutions business. The decrease in the code divisional multiple access (CDMA) solutions business of $192 was primarily due to reduced spending by certain customers as a result of capital expenditure constraints resulting from the expanding economic downturn, certain customer contracts in 2007 not repeated in 2008 and a decline in sales volumes, partially offset by an increase due to the completion of a customer contract obligation resulting in the recognition of previously deferred revenues in 2008. The circuit and packet voice solutions business decreased by $95 mainly due to the completion of several voice over Internet protocol (VoIP) buildouts in 2007 that were not repeated in 2008, as well as reduced customer spending as a result of the expanding economic downturn, and a decline in demand for time-division multiplexing (TDM) products.

The decrease in the MEN segment of $125 was due to revenue decreases in both the data networking and security solutions and optical networking solutions businesses of $65 and $60, respectively. The decrease in the data networking and security solutions business was primarily due to the completion of a certain customer contract deliverable that resulted from the termination of a supplier agreement resulting in the recognition of previously deferred revenue in 2007 not repeated in 2008. The decrease in the optical networking solutions business was due to significant revenues from a certain customer in 2007 that did not repeat to the same extent in 2008 and reduced demand for our legacy products.

ES segment revenues decreased by $123 due to revenue decreases in the data networking and security solutions and circuit and packet voice solutions businesses of $81 and $42, respectively. The decrease in the data networking and security solutions business was primarily due to lower sales volumes related to the declining switch market and the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in 2007 not repeated to the same extent in 2008, partially offset by higher sales volumes related to next generation products. The decrease in the circuit and packet voice solutions business largely resulted from a decline in demand for TDM products and certain customer contracts in 2007 not repeated in 2008, partially offset by higher sales volumes across multiple customers.

The decrease in the GS segment of $34 was primarily due to revenue decreases in both the network support services and the network implementation services businesses of $17 and $14, respectively. The declines in the businesses were primarily due to lower sales volumes across multiple customers as a result of capital expenditure constraints resulting from the expanding economic downturn. The decrease in the network implementation services business was partially offset by higher revenues for services related to government business.

EMEA

Revenues in EMEA decreased by $318 in 2008 compared to 2007 due to a decrease across all segments.

The decrease in the CN segment of $155 was primarily due to a decrease in the GSM and UMTS solutions business of $187, partially offset by an increase in the CDMA solutions business of $26. The decrease in the

GSM and UMTS solutions business was mainly due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in 2007 not repeated in 2008 and a decline in sales volumes. The increase in the CDMA solutions business was primarily due to increased sales volumes across multiple customers.

The decrease in the ES segment of $93 was due to decreases in the circuit and packet voice solutions and data networking and security solutions businesses of $76 and $17, respectively. The decrease in the circuit and packet voice solutions business was mainly due to lower sales volumes.

The decrease in the GS segment of $68 was primarily due to a decrease in network support services of $63, as a result of lower sales volumes across multiple customers and the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in 2007 not repeated in 2008. This decrease was partially offset by an increase due to the favorable impact of foreign exchange fluctuations.

The decrease in the MEN segment of $2 was due to a decrease in the data networking and security solutions business of $18, partially offset by an increase in the optical networking solutions business of $16. The decrease in the data networking and security solutions business was primarily due to the completion of a certain customer contract obligation that resulted in the recognition of previously deferred revenue in 2007 not repeated in 2008 and a decline in sales volumes across multiple customers related to the declining multi-server switch market, partially offset by an increase as a result of the completion of other customer contract obligations resulting in the recognition of previously deferred revenues. The increase in the optical networking solutions business was primarily due to the completion of certain customer contract obligations resulting in the recognition of previously deferred revenue, volume increases related to our next generation products for long-haul applications, and the favorable impact of foreign exchange fluctuations, partially offset by the completion of other customer contract obligations that resulted in the recognition of previously deferred revenue in 2007 that did not repeat in 2008.

Canada

Revenues decreased by $129 in Canada in 2008 compared to 2007, primarily due to a decrease in the CN segment, partially offset by an increase in the ES segment.

The decrease in the CN segment of $172 was due to decreases in the CDMA solutions and circuit and packet voice solutions businesses of $135 and $37, respectively. The decrease in the CDMA solutions business was primarily due to reduced spending as a result of a change in technology migration plans by certain customers. The decrease in the circuit and packet voice solutions business was mainly due to the completion of several VoIP buildouts in 2007 that were not repeated in 2008, as well as reduced customer spending as a result of the expanding economic downturn and a decline in demand for TDM products.

The increase in the ES segment of $21 was primarily due to an increase in the circuit and packet voice solutions business of $23, mainly as a result of higher sales volumes across several customers primarily in the first six months of 2008.

CALA

Revenues decreased by $65 in CALA in 2008 compared to 2007, primarily due to a decrease in the CN segment, partially offset by an increase in the MEN segment.

The decrease in the CN segment of $81 was mainly due to a decrease in the GSM and UMTS solutions business of $78, primarily from the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in 2007 not repeated in 2008.

The increase in the MEN segment of $15 was primarily due to an increase in the optical networking solutions business of $17, mainly from higher sales volumes related to our next generation products for long-haul applications.

Asia

Revenues increased by $532 in Asia in 2008 compared to 2007, primarily due to increases in the CN and GS segments, partially offset by decreases in the MEN and ES segments.

The increase in the CN segment of $485 was primarily due to an increase in the GSM and UMTS solutions and CDMA solutions businesses of $441 and $60, respectively. The increase in the GSM and UMTS solutions business was mainly due to the completion of certain contract obligations for multiple customers in LG-Nortel resulting in the recognition of previously deferred revenues and higher sales volumes, partially offset by a decline in revenues outside of LG-Nortel due to reduced customer spending and price erosion. The increase in the CDMA solutions business was primarily due to the recognition of deferred revenues and an adjustment to revenues, each of which resulted from the completion of obligations in connection with the termination of a customer contract in 2008 as well as higher sales volumes.

The increase in the GS segment of $105 was mainly due to an increase in network implementation services business of $87, primarily due to the recognition of deferred revenues and an adjustment to revenues, each of which resulted from the completion of obligations in connection with the termination of a customer contract in 2008, as well as the completion of a certain customer contract obligation in LG-Nortel resulting in the recognition of previously deferred revenue and higher sales volumes across multiple customers.

The decrease in the MEN segment of $34 was due to a decrease in the optical networking solutions business of $57, partially offset by an increase in the data networking and security solutions business of $23. The decrease in the optical networking solutions business was mainly due to lower sales volumes related to reduced demand for legacy products and significant revenues from certain customers in 2007 that did not repeat to the same extent in 2008. The increase in the data networking and security solutions business was mainly due to higher sales volumes related to a specific customer in the first six months of 2008 and the completion of network deployments in 2008 for certain customers resulting in the recognition of previously deferred revenue.

The decrease in the ES segment of $26 was due to a decrease in the data networking and security solutions business of $35, partially offset by an increase in the circuit and packet voice solutions business of $9. The decrease in the data networking and security solutions business was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in 2007 not repeated in 2008 and lower sales volumes, partially offset by the favorable impact of foreign exchange fluctuations.

2007 vs. 2006

Revenues decreased to $10,948 in 2007 from $11,418 in 2006, a decrease of $470 or 4%. The decline was the result of lower revenues in EMEA and the U.S., partially offset by increased revenues in Canada. Revenues decreased in EMEA primarily due to the UMTS Access divestiture in the fourth quarter of 2006 and in the U.S. primarily due to reduced legacy TDM demand, whereas increases in Canada were across all segments due primarily to volume increases.

EMEA

Revenues decreased by $499 in EMEA in 2007 compared to 2006. The decline was due to lower revenues in the CN and GS segments, partially offset by increased revenues in the ES and MEN segments. The decrease in CN segment revenues was primarily due to lower revenues from the GSM and UMTS solutions and CDMA solutions businesses. GSM and UMTS solutions business had a decrease in revenues of $457 as a result of the UMTS Access divestiture and a decline in demand for Voice and Packet GSM and UMTS Core (GU Core), partially offset by increased demand in GSM Access. The CDMA solutions business had a decline of $74 due to the completion of projects in 2006 and the recognition of previously deferred revenues recorded in 2006 that was not repeated in 2007. Revenues from the GS segment declined by $142, also as a result of the UMTS Access divestiture and lower sales volumes, partially offset by the favorable impact of foreign exchange fluctuations. The increase in ES segment revenues of $155 was due to increased revenues in both the circuit and packet voice solutions and data networking and security solutions businesses in 2007 that were not present in 2006. The increase in revenues in the circuit and packet voice solutions business of $76 was primarily a result of certain supply chain delays in 2006 resulting from difficulty in obtaining components required to meet European Union Restrictions on Hazardous Substances (RoHS) standards and volume increases. Revenues in the data networking and security solutions business increased by $79 as a result of the recognition of previously deferred revenues due to the completion or elimination of customer deliverable obligations for certain products and volume increases. The increased revenues in MEN were due to an increase in optical networking solutions of $93 primarily due to recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the first quarter of 2007, increases in volume and favorable foreign exchange impacts due to fluctuations between the Euro and U.S. Dollar. This increase in optical networking solutions was partially offset by a decline in data networking and security solutions of $78 primarily due to the recognition of previously deferred multi-service switch revenues in 2006 that was not repeated in 2007.

U.S.

Revenues decreased by $118 in the U.S. in 2007 compared to 2006. The decline was primarily due to decreased revenues in the CN and Other segments, partially offset by increased revenues in the ES, MEN and GS segments. The decrease in CN of $235 was due to a decrease in the circuit and packet voice solutions and GSM and UMTS solutions businesses. The decline in the circuit and packet voice solutions business of $122 was due to the one-time recognition of previously deferred revenues in the third quarter of 2006 not repeated in 2007 to the same extent and a decline in legacy TDM demand. The GSM and UMTS solutions business decrease of $116 was primarily due to customers focusing on their UMTS Access build-out versus GSM Access or GU Core. The decrease in Other of $22 related to the delay in issuance and, in some cases, cancellation of certain intended contract offerings by the U.S. government. The increase in ES segment revenues was due to an increase in the data networking and security solutions business of $50 primarily due to the recognition of previously deferred revenue and volume increases, partially offset by reduced demand for legacy products, and an increase in the circuit and packet voice solutions business of $6 due to increased volume, partially offset by reduced demand for legacy products. The increase in revenues in the MEN segment was due to the increase in the data networking and security solutions business of $31 and increased optical networking solutions business of $22. The increase in data networking and security solutions was due to the recognition of previously deferred revenue in 2007 as a result of the completion of certain contract deliverables resulting from the termination of a supplier agreement, partially offset by volume decreases due to a decline in the multi switch/service edge router market. The increase in revenues in the GS segment by $30 was primarily due to volume increases in network support services.

Canada

Revenues increased by $102 in Canada in 2007 compared to 2006, due to increased revenues in all of our segments. The increase in CN revenues of $54 was due to an increase in the CDMA solutions business of $41 associated with the continuing rollout of our third generation digital mobile technology known as EV-DO Rev A technology. The primary increase in the MEN revenues of $27 was primarily due to an increase in optical networking solutions of $21 as a result of optical market growth, while the increase in GS of $12 was due to volume increase in network support services.

Asia

Revenues increased by $32 in Asia in 2007 compared to 2006, due primarily to increased revenues in the ES, CN and GS segments, partially offset by a decrease in the MEN segment. The increase in ES revenues was attributable to an increase in the data networking and security solutions business of $83, primarily as a result of the recognition of previously deferred revenue due to completion or elimination of customer deliverable obligations for certain products, and volume increases. The increase in CN revenues was due to an increase in the CDMA solutions business of $153 primarily as a result of increased investments by certain of our customers in their infrastructure in order to enhance their service offerings within LG-Nortel, our joint venture with LGE. This increase was partially offset by the decreases in the GSM and UMTS solutions of $59 and circuit and packet voice solutions of $20 due to recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in 2006 that was not repeated in 2007. The increase in GS revenues of $42 was due to new CDMA network rollouts and the release of previously deferred revenue. The decrease in revenues in the MEN segment of $171 was primarily due to the recognition of previously deferred revenues in 2006 that was not repeated in 2007.

CALA

Revenues increased by $13 in CALA. The increase in CALA was due to increased revenues in the ES, GS and MEN segments, partially offset by a decrease in revenues in the CN segment. The increase in ES revenues was due to increased revenues in the circuit and packet voice solutions of $13, while the increase in MEN was due to increased volume in the optical networking solutions business of $20, partially offset by a decrease in the data and networking solutions business of $10. The increase in GS of $13 was primarily in the network implementation services and network application services portfolios with a slight offset in network support services. This increase was partially offset by a decrease in CN of $28 due to a decline in GSM and UMTS solutions of $13 resulting from fluctuation in customer spending, a decrease in CDMA solutions of $9 and circuit and voice packet solutions of $6.

Gross Margin

	For the Years Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Gross profit	$4,285	$4,614	$4,439	$(329)	(7)	$175	4
Gross margin	41.1%	42.1%	38.9%		1.0 points		3.2 points

2008 vs. 2007

Gross profit decreased to $4,285 in 2008 compared to $4,614 in 2007, a decrease of $329 or 7%. The decrease was primarily due to a decrease in sales volume, and a decrease of $249 in the amount of deferred revenues in 2008 compared to 2007, higher inventory provisions of $196, the unfavorable impacts of regional and product mix and price erosion of $125, and the reduced impact of purchase price variances of $105. This decrease was partially offset by cost reduction initiatives of $192, the favorable impact of foreign exchange fluctuations of $36, a decrease in a contract-related accrual and lower warranty costs, each of $22.

Gross margin decreased to 41.1% in 2008 from 42.1% in 2007, a decrease of 1.0 percentage points, primarily as a result of higher inventory provisions of 1.8 percentage points, the unfavorable impacts of regional and product mix of 1.1 percentage points, partially offset by cost reduction initiatives of 1.8 percentage points and the favorable impact of foreign exchange fluctuations of 0.3 percentage points.

2007 vs. 2006

Gross profit increased to $4,614 in 2007 compared to $4,439 in 2006, an increase of $175 or 4%, primarily due to cost structure improvements of $300 and favorable product and customer mix of $41, partially offset by decreases from volume reductions and lower recognition of previously deferred revenue of $150.

Gross margin increased by 3.2 percentage points primarily due to cost structure improvements that resulted in an improvement of 2.2 percentage points to the gross margin. This increase was partially offset by reductions in volume and lower recognition of deferred revenue. The favorable impact of product and customer mix was offset by volume and price erosion, resulting in a net increase in gross margin of 1.0 percentage points.

Management OM

	For the Years Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Management OM	$559	$401	$(3)	$158	39	$404	13,467
Management OM as a percentage of revenue	5.4%	3.7%	0.0%		1.7 points		3.7 points

2008 vs. 2007

Management OM increased to $559 in 2008 from $401 in 2007, an increase of $158 or 39%. Management OM as a percentage of revenue increased by 1.7 percentage points in 2008 compared to 2007. The increase in Management OM was due to decreases in both SG&A and R&D expenses of $337 and $150, respectively, partially offset by a decrease in gross profit of $329 as explained above. The decrease in SG&A expense was primarily due to cost savings from our previously announced restructuring activities, cost reduction initiatives, headcount reductions, a decrease in sales and marketing efforts in maturing technologies, a decrease in charges related to our employee compensation plans and lower internal control remediation and finance transformation expenses. R&D expense decreased mainly due to reduced spending for maturing technologies and a reduction in mobile WiMAX R&D expenditure as a result of the agreement with Alvarion, partially offset by an increase in spending on investments in potential growth areas.

2007 vs. 2006

Management OM increased from a loss of $3 in 2006 to earnings of $401 in 2007, an increase of $404. Management OM as a percentage of revenue increased by 3.7% in 2007 compared to 2006, primarily as a result of increases in gross profit and decreases in R&D and SG&A expense. R&D expenses decreased by $216, primarily due to reductions of $319 in the CN segment due to the divestiture of the UMTS Access business and reduction in investment in legacy products. This decrease was partially offset by an increase in R&D expenses in the ES and MEN segments of $53 and $30, respectively, to facilitate development of next-generation technologies. SG&A expenses decreased by $13, primarily as a result of lower expenses related to our internal control remediation plans of $30, finance transformation activities of $30 and lower restatement costs of $10, partially offset by increase in charges incurred in relation to our employee compensation plans of $56. The impact of foreign exchange on Management OM was minimal as the favorable impact on revenues was largely offset by the unfavorable impact on cost of revenues, SG&A and R&D.

Special Charges

The following table sets forth special charges by restructuring plan:

	For the Years Ended December 31,
	2008	2007	2006
November 2008 Restructuring Plan	$58	$—	$—
2008 Restructuring Plan	148	—	—
2007 Restructuring Plan	72	171	—
2006 Restructuring Plan	(1)	17	68
2004 Restructuring Plan	11	9	20
2001 Restructuring Plan	14	13	17

Total special charges	$302	$210	$105

As a result of the Creditor Protection Proceedings, we ceased taking any further actions under the previously announced workforce and cost reduction plans as of January 14, 2009. All actions taken up to January 14, 2009 under previously announced workforce and cost reduction plans will continue to be accounted for under such plans. As at December 31, 2008, approximately 1,800 net workforce reductions, and approximately 200 shifts of positions from higher-cost to lower-cost locations, from previously announced restructuring plans remained unactioned and will be accounted for under the workforce reduction plan announced on February 25, 2009. Our contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays and charges disclosed below relating to contract settlement and lease costs are subject to change.

On November 10, 2008, we announced a restructuring plan that included net workforce reductions of approximately 1,300 positions and shifting approximately 200 additional positions from higher-cost to lower-cost locations (the November 2008 Restructuring Plan, previously referred to as the 2009 Restructuring Plan). We expected total charges to earnings and cash outlays related to workforce reductions to be approximately $130, to be incurred during 2008 and 2009. Approximately $58 of the total charges relating to the net reduction of 550 positions under the November 2008 Restructuring Plan have been incurred as of December 31, 2008. There were no additional workforce reductions under this plan prior to its discontinuance on January 14, 2009. Annualized savings of approximately $60 were achieved under the November 2008 Restructuring Plan from its inception through December 31, 2008.

During the first quarter of 2008, we announced a restructuring plan that included net workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations (the 2008 Restructuring Plan). In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing our various business locations and further consolidating real estate requirements. We expected total charges to earnings and cash outlays related to workforce reductions to be approximately $205 and expected total charges to earnings related to the consolidation of real estate to be approximately $60, including revised fixed costs of $15. Approximately $148 of the total charges relating to the net reduction of approximately 1,500 positions and real estate reduction initiatives under the 2008 Restructuring Plan have been incurred during the year ended December 31, 2008. There were no additional workforce reductions under this plan prior to its discontinuance on January 14, 2009. The portion of the real estate initiatives that were undertaken prior to January 14, 2009 will continue to be accounted for under the 2008 Restructuring Plan. The real estate provision of $7 as at December 31, 2008 relate to discounted cash outlays, net of estimated future sublease revenues, related to leases with payment terms through to 2024. Annualized savings of approximately $265 were achieved under the 2008 Restructuring Plan from its inception through December 31, 2008.

During the first quarter of 2007, we announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations (the 2007 Restructuring Plan). In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements. We originally expected charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $390 and $370, respectively. Approximately $243 of the total charges relating to the net reduction of approximately 2,150 positions and real estate reduction initiatives under the 2007 Restructuring Plan have been incurred as of December 31, 2008. There were no additional workforce reductions under this plan prior its discontinuance on January 14, 2009. The portion of the real estate initiatives that where undertaken prior to January 14, 2009 will continue to be accounted for under the 2008 Restructuring Plan. The real estate provision of $27 as at December 31, 2008 relate to discounted cash outlays net of estimated future sublease revenues related to leases with payment terms through to 2016. Annualized savings of approximately $430 were achieved under the 2007 Restructuring plan from its inception through December 31, 2008.

During the second quarter of 2006, we announced a restructuring plan that included workforce reductions of approximately 1,900 positions (the 2006 Restructuring Plan). We originally estimated the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan to be approximately $100. During 2007, the program was determined to be substantially complete resulting in a total reduction of 1,750 positions with a revised total cost of approximately $84. The cost revisions were primarily due to higher voluntary attrition reducing the number of involuntary actions requiring the payment of benefits.

During 2004 and 2001, we implemented work plans to streamline operations through workforce reductions and real estate optimization strategies (the 2004 Restructuring Plan and the 2001 Restructuring Plan). All of the charges with respect to these workforce reductions have been incurred. The real estate provision of $156 in the aggregate as at December 31, 2008 relates to discounted cash outlays net of estimated future sublease revenues related to leases with payment terms through to 2016 for the 2004 Restructuring Plan and the end of 2013 for the 2001 Restructuring Plan.

The following table sets forth special charges by segment for each of the years ended December 31:

	Enterprise Solutions	Carrier Networks	Metro Ethernet Networks	Global Services	Other	Total
November 2008 Restructuring Plan	$15	$28	$9	$6	$—	$58
2008 Restructuring Plan	43	63	21	21	—	148
2007 Restructuring Plan	11	48	10	3	—	72
2006 Restructuring Plan	—	(1)	—	—	—	(1)
2004 Restructuring Plan	3	5	1	2	—	11
2001 Restructuring Plan	4	6	2	2	—	14

Total special charges for the year ended December 31, 2008	$76	$149	$43	$34	$—	$302

2007 Restructuring Plan	$23	$105	$16	$27	$—	$171
2006 Restructuring Plan	2	6	2	7	—	17
2004 Restructuring Plan	2	4	1	2	—	9
2001 Restructuring Plan	2	6	2	3	—	13

Total special charges for the year ended December 31, 2007	$29	$121	$21	$39	$—	$210

2006 Restructuring Plan	$14	$36	$7	$5	$6	$68
2004 Restructuring Plan	3	8	8	1	—	20
2001 Restructuring Plan	3	11	2	1	—	17

Total special charges for the year ended December 31, 2006	$20	$55	$17	$7	$6	$105

Gain on Sales of Businesses and Assets

We did not have any material asset or business dispositions in 2008.

We recorded a gain on sales of businesses and assets of $31 in 2007, primarily due to the recognition of previously deferred gains of $21 related to the divestiture of our manufacturing operations to Flextronics, $10 related to the divestiture of the UMTS Access business and $12 related to the sale of a portion of our LG-Nortel wireline business. These gains were partially offset by a loss of $8 related to the disposals and write-offs of certain long-lived assets.

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

Shareholder Litigation Settlement Recovery

Under the terms of the Global Class Action Settlement, we agreed to pay $575 in cash and issue 62,866,775 NNC common shares and we will contribute to the plaintiffs one-half of any recovery resulting from our ongoing litigation against certain of our former officers.

As a result of the Global Class Action Settlement, we established a litigation settlement provision and recorded a charge to our full-year 2005 financial results of $2,474 (net of insurance proceeds of $229, which were placed in escrow in 2006). Of this amount, $575 related to the cash portion, which we placed in escrow on June 1, 2006, plus $5 in accrued interest, and $1,899 related to the equity component. We adjusted the equity component in each quarter since February 2006 to reflect the fair value of the equity component. The final adjustment to the fair value of the equity component occurred on March 20, 2007, the date the settlement became effective. As of March 20, 2007, the fair value of the equity component had decreased to $1,626, including a recovery of $54 in the first quarter of 2007 up to March 20, 2007. Additionally, as of March 20, 2007, the litigation settlement provision related to the equity component was reclassified to additional paid-in-capital within shareholders’ equity as the number of shares was fixed at such date. The restricted cash and corresponding litigation reserve related to the cash portion of the settlement are under the direction of the escrow agents and our obligation has been satisfied and as a result the balances have been released. Administration of the settlement claims is now substantially complete. Approximately 4% of the settlement shares were issued to certain plaintiffs’ counsel in the first quarter of 2007. Almost all of the remaining settlement shares were distributed in the second quarter of 2008, to claimants and plaintiffs’ counsel as approved by the courts. During the third quarter of 2008, the fair value of $21 relating to the remaining settlement shares distributed in the third quarter of 2008 was reclassified from additional paid in capital to common stock. The cash portion of the settlement that was placed in escrow in 2006 has been distributed by the claims administrator to all of the approved claimants, net of an amount held in reserve by the claims administrator to cover contingencies and certain settlement costs.

Other Operating Expense (Income)—Net

The components of other operating expense (income)—net were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Royalty license income—net	$(31)	$(31)	$(21)
Litigation charges (recovery)	11	(2)	9
Other—net	45	(2)	(1)

Other operating expense (income)—net(a)	$25	$(35)	$(13)

(a)	Includes items that were previously reported as non-operating and have been reclassified from “Other income—net” accordingly.

In 2008, other operating expense (income)—net was an expense of $25, primarily due to a $24 write-down of a tax credit, a charge related to an other than temporary impairment in the value of our investment of $14, litigation charges of $11 related to a patent infringement lawsuit settlement, partially offset by royalty income from cross patent license agreements of $31 and a net sales tax refund of $14.

In 2007, other operating expense (income)—net was income of $35, primarily due to $31 in royalties from patented technologies and $2 in litigation recovery primarily due to a third party bankruptcy claim settlement.

In 2006, other operating expense (income)—net was income of $13, primarily due to $21 related to royalty income from patented technology, partially offset by expenses of $9 related to various litigation and settlement costs.

Other Income (Expense)—Net

The components of other income (expense)—net were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Losses (gains) on sales and write downs of investments	$1	$(5)	$(6)
Currency exchange gains (losses)—net	(38)	176	(12)
Other—net	(25)	33	77

Other income (expense)—net	$(62)	$204	$59

In 2008, other income (expense)—net was an expense of $62, primarily due to losses related to foreign exchange fluctuations of $38, and included in Other-net were costs associated with acquisition-related and divestiture-related activities of $11. The unfavorable impact of foreign exchange fluctuations was primarily as a result of unfavorable changes in the foreign exchange rates of the Canadian Dollar and British Pound against the U.S. Dollar.

In 2007, other income (expense)—net was income of $204, primarily due to foreign exchange gains of $176 and sublease income of $18. The increase in currency exchange gains was primarily due to the strengthening of the Canadian Dollar against the U.S. Dollar.

In 2006, other income (expense)—net was income of $59, largely due to Other income of $77 primarily as a result of a gain of $26 related to the sale of a note receivable from Bookham, Inc., income of $22 from the sublease of certain facilities, and a gain of $24 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting. These gains were partially offset by a net loss on the sales and write downs of investments of $6, expenses of $7 from the securitization of certain receivables, and net currency exchange losses of $12.

Interest Expense

Interest expense decreased by $59 in 2008 compared to 2007. The decrease was primarily due to lower LIBOR rates and lower borrowing costs due to the $1,150 of unsecured convertible senior notes issued in March 2007 (Convertible Notes), that refinanced $1,125 of the $1,800 4.25% Notes due 2008. The remaining $675 of the 4.25% Notes due 2008 was refinanced in the first half of 2008. For more information see “Executive Summary—Other Significant Business Developments—Senior Notes Offering” above.

Interest expense increased by $41 in 2007 compared to 2006. The increase was primarily due to higher debt levels, interest rates and borrowing costs on our and NNL’s debt. NNL issued $2,000 aggregate principal amount of senior notes due 2011, 2013 and 2016 in July 2006 (July 2006 Notes).

Interest expense increased by $121 in 2006 compared to 2005. The increase was primarily due to higher debt levels, interest rates and borrowing costs on NNL’s debt as a result of the one-year credit facility in the aggregate principal amount of $1,300 and the July 2006 Notes offering.

Income Tax Expense

During the year ended December 31, 2008, we recorded a tax expense of $3,193 on a loss from operations before income taxes, minority interests and equity in net earnings of associated companies of $2,456. Included in the loss from operations before income taxes, minority interests and equity in net earnings of associated companies is an impairment related to goodwill in the amount of $2,379 that impacted our effective tax rate for the year ended December 31, 2008. The tax expense of $3,193 is largely comprised of several significant items including $3,020 relating to the establishment of a full valuation allowance against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey and certain deferred tax assets that are realizable through the reversal of existing taxable temporary differences. Also included in income tax expense is $98 of income taxes on historically profitable entities in Asia, CALA and Europe, $4 of income taxes relating to tax rate reductions enacted during 2008 in Korea, $38 of income taxes resulting from revisions to prior year tax estimates, $37 from increases in uncertain tax positions and other taxes of $25 primarily related to taxes on NNL preferred share dividends in Canada. This tax expense was partially offset by a $29 benefit derived from various tax credits and R&D-related incentives.

The expanding global economic downturn dramatically worsened in the fourth quarter of 2008 and in January 2009, the Debtors commenced the Creditor Protection Proceedings. In assessing the need for valuation allowances against our deferred tax assets, we considered the negative effect of these events on our revised modeled forecasts and the resulting increased uncertainty inherent in these forecasts. We determined that there was significant negative evidence against and insufficient positive evidence to support a conclusion that the tax benefits of our deferred tax assets were more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. Therefore, a full valuation allowance was necessary against Nortel’s net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey and certain deferred tax assets that are not realizable through the reversal of existing taxable temporary differences. For additional information, see “Application of Critical Accounting Policies and Estimates—Income Taxes—Tax Asset Valuation” in this section of this report.

During the year ended December 31, 2007, we recorded a tax expense of $1,114 on earnings from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $270. The tax expense of $1,114 was largely comprised of several significant items including $1,036 of net valuation allowance increase including an increase of $1,064 in Canada, offset by releases in Europe and Asia, $74 of income taxes on profitable entities in Asia and Europe, including a reduction of our deferred tax assets in EMEA, $29 of income taxes relating to tax rate reductions enacted during 2007 in EMEA and Asia, and other taxes of $17 primarily related to taxes on NNL preferred share dividends in Canada. This tax expense was partially offset by a $25 benefit derived from various tax credits, primarily R&D-related incentives, and a $17 benefit resulting from true up of prior year tax estimates including a $14 benefit in EMEA as a result of transfer pricing adjustments.

Segment Information

Carrier Networks

The following table sets forth revenues and Management OM for the CN segment:

	For the Years Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Revenues
CDMA solutions	$2,190	$2,425	$2,311	$(235)	-10%	$114	5%
GSM and UMTS solutions	1,578	1,373	2,021	205	15%	(648)	-32%
Circuit and packet voice solutions	544	695	825	(151)	-22%	(130)	-16%

Total Revenues	$4,312	$4,493	$5,157	$(181)	-4%	$(664)	-13%

Management OM	$867	$840	$477	$27	3%	$363	76%

2008 vs. 2007

CN revenues decreased to $4,312 in 2008 from $4,493 in 2007, a decrease of $181 or 4%. The decrease was due to declines in the CDMA solutions and circuit and packet voice solutions businesses, partially offset by an increase in the GSM and UMTS solutions business. The decrease in the CDMA solutions business was primarily due to reduced spending by certain customers as a result of capital expenditure constraints resulting from the expanding economic downturn, while the decline in the circuit and packet voice solutions business was primarily due to certain customer contracts in 2007 not repeated in 2008 and a decline in demand for TDM products. The increase in the GSM and UMTS solutions business was primarily due to the completion of certain contract obligations for multiple customers in LG-Nortel resulting in the recognition of previously deferred revenues in 2008 and higher sales volumes.

CDMA solutions decreased by $235 primarily due to declines in the U.S. and Canada of $192 and $135, respectively, partially offset by an increase in Asia of $60. The decrease in the U.S. was primarily due to reduced spending by certain customers as a result of capital expenditure constraints resulting from the expanding economic downturn, certain customer contracts in 2007 not repeated in 2008 and a decline in sales volumes, partially offset by an increase due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in 2008. The decrease in Canada was primarily due to reduced spending as a result of a change in technology migration plans by certain customers. The increase in Asia was primarily due to the recognition of deferred revenues and an adjustment to revenues, each of which resulted from the completion of obligations in connection with the termination of a customer contract in 2008 as well as higher sales volumes.

The decline in circuit and packet voice solutions of $151 was primarily due to declines in the U.S. and Canada of $95 and $37, respectively, which largely resulted from the completion of several VoIP buildouts in 2007 that were not repeated in 2008, as well as reduced customer spending as a result of the expanding economic downturn, and a decline in demand for TDM products.

GSM and UMTS solutions increased by $205 primarily due to an increase in Asia of $441, partially offset by declines in EMEA and CALA of $187 and $78, respectively. The increase in Asia was primarily due to the completion of certain contract obligations for multiple customers in LG-Nortel resulting in the recognition of previously deferred revenues, and higher sales volumes, partially offset by a decline in revenues outside of LG-Nortel due to reduced customer spending and price erosion. The decline in EMEA was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in 2007 not repeated in 2008 and a decline in sales volumes. The decrease in CALA was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in 2007 not repeated in 2008.

CN Management OM increased to $867 in 2008 from $840 in 2007, an increase of $27 as a result of decreases in R&D and SG&A expenses of $82 and $74, respectively, partially offset by a decrease in gross profit of $129.

CN gross profit decreased to $2,091 from $2,220, and gross margin decreased to 48% from 49%. The decrease in gross profit was primarily due to lower sales volumes as a result of reduced spending by certain customers due to capital expenditure constraints resulting from the expanding economic downturn, and charges related to excess and obsolete inventory, partially offset by cost reduction initiatives, favorable product mix and lower warranty costs. The decrease in SG&A expense was mainly due to decreased investment in sales and marketing efforts in maturing technologies and cost containment efforts. The decrease in R&D expense was primarily due to reduced spending for maturing technologies, productivity gains enabled by consolidation of labs and resources, improved process and movement to low-cost countries, partially offset by an increase in spending on investments in potential growth areas.

2007 vs. 2006

CN revenues decreased to $4,493 in 2007 from $5,157 in 2006, a decrease of $664 or 13%. The decrease was primarily due to the UMTS Access divestiture, and declines in demand for GU Core products and our traditional technology such as TDM in the circuit and packet voice solutions business. These declines were partially offset by increased revenue from our CDMA solutions.

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

The decline in GSM and UMTS solutions of $648 was primarily due to declines in EMEA of $457, the U.S. of $116 and Asia of $59. The decline in EMEA was primarily due to a $484 decrease in UMTS solutions as a result of the UMTS Access divestiture and a decline in demand for GU Core, partially offset by increased demand in GSM Access. The U.S. decline was due to customer investment in UMTS Access solutions rather than GSM Access or GU Core solutions and recognition of less deferred revenue compared to 2006. The decline in Asia was due to reduced customer spending and price erosion, partially offset by revenues from one-time support business resulting from sale of the UMTS Access business.

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

Management OM for CN increased to $840 in 2007 from $477 in 2006, an improvement of $363, or 76%. The increase in Management OM was the result of decreases in SG&A and R&D expenses of $86 and $319, respectively, partially offset by a decrease in gross profit of $42.

CN gross profit decreased from $2,262 to $2,220, due to reductions in volume, substantially offset by a gross margin increase from 43.9% to 49.4% as a result of favorable CDMA product mix, product cost reductions and improved GSM solutions margins. The decrease in SG&A of $86 was due to lower headcount costs as a result of the UMTS Access divestiture, partially offset by increased spending for new technologies. R&D expense decreased by $319 primarily due to the UMTS Access divestiture, and headcount reductions, lower-cost outsourcing and reduced investment in maturing technologies. The related cost reductions were partially offset by focused increases in R&D.

Enterprise Solutions

The following table sets forth revenues and Management OM for the ES segment:

	For the Years Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Revenues
Circuit and packet voice solutions	$1,640	$1,723	$1,618	$(83)	-5%	$105	6%
Data networking and security solutions	762	897	674	(135)	-15%	223	33%

Total revenues	$2,402	$2,620	$2,292	(218)	-8%	$328	14%

Management OM	$(75)	$(8)	$(45)	(67)	-838%	$37	82%

2008 vs. 2007

ES revenues decreased to $2,402 in 2008 from $2,620 in 2007, a decrease of $218 or 8%, due to decreases in the data networking and security solutions and the circuit and packet voice solutions businesses primarily in the fourth quarter of 2008.

Data networking and security solutions decreased by $135 primarily due to decreases in the U.S. and Asia of $81 and $35, respectively. The decrease in the U.S. was primarily due to lower sales volumes related to a decline in demand for our Ethernet switch products as a result of a decline in the Ethernet switch market and competitive pressure, and the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in 2007 not repeated to the same extent in 2008, partially offset by higher sales volumes related to next generation products. The decrease in Asia was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in 2007 not repeated in 2008 and lower sales volumes, partially offset by the favorable impact of foreign exchange fluctuations.

Circuit and packet voice solutions decreased by $83 primarily due to decreases in EMEA and the U.S. of $76 and $42, respectively, partially offset by an increase in Canada of $23. The decrease in EMEA was primarily due to lower sales volumes. The decrease in the U.S. largely resulted from a decline in demand for TDM products and certain customer contracts in 2007 not repeated in 2008, partially offset by higher sales volumes across multiple customers. The increase in Canada largely resulted from higher sales volumes across several customers primarily in the first six months of 2008.

ES Management OM decreased by $67 to a loss of $75 in 2008 from a loss of $8 in 2007. The decrease was a result of a decrease in gross profit of $106, partially offset by declines in SG&A and R&D expenses of $24 and $15, respectively.

ES gross profit decreased to $1,087 in 2008 from $1,193 in 2007, while gross margin remained essentially flat in 2008 when compared to 2007. The decrease in gross profit was primarily a result of lower sales volumes and higher inventory provisions, partially offset cost improvements in the supply chain and lower warranty costs. SG&A expense decreased primarily due to headcount reductions and other cost reduction initiatives, partially offset by increased investment in sales and marketing efforts in expected growth areas. R&D expense decreased mainly due a reduced investment in maturing technologies. The related cost reductions were partially offset by focused increases in R&D related to potential growth areas.

2007 vs. 2006

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

Management OM for ES increased to a loss of $8 in 2007 from a loss of $45 in 2006, an improvement of $37. This increase in Management OM was primarily due to an increase in gross profit of $178, partially offset by increases in SG&A and R&D expenses of $88 and $53, respectively.

Gross margin increased from 44.3% to 45.5% primarily due to favorable product mix and gross profit increased from $1,015 to $1,193 primarily due to the recognition of high margin deferred revenue, higher sales volumes and favorable product mix. The increase in SG&A expense of $88 was due to increased headcount investments across all regions to drive growth and also due to unfavorable foreign exchange impacts. Increased headcount investment in the development of our packet-based voice, data and security solutions portfolios and negative foreign exchange impact resulted in an increase in R&D expense of $53.

Global Services

The following table sets forth revenues and Management OM for the GS segment:

	For the Years Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Revenues	$2,089	$2,087	$2,132	$2	0%	$(45)	-2%

Management OM	$303	$385	$337	$(82)	-21%	$48	14%

2008 vs. 2007

GS revenues remained essentially flat in 2008 when compared to 2007. A decrease in the network support services business was almost entirely offset by an increase in the network implementation services business.

Network support services revenues decreased $64 primarily due to decreases in EMEA and the U.S. of $63 and $17, respectively, partially offset by increases in Canada and CALA of $9 and $5, respectively. The decrease in EMEA was mainly due to lower sales volumes across multiple customers and the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in 2007 not repeated in 2008, partially offset by the favorable impact of foreign exchange fluctuations. Revenues in the U.S. decreased primarily due to lower sales volumes across multiple customers as a result of capital expenditure constraints resulting from the expanding economic downturn. The increases in Canada and CALA were primarily due to higher sales volumes across multiple customers.

Revenues in network implementation services increased by $60 primarily as a result of an increase in Asia of $87, partially offset by declines in the U.S. and CALA of $14 and $11, respectively. The increase in Asia was primarily due to the recognition of deferred revenues and an adjustment to revenues, each of which resulted from the completion of obligations in connection with the termination of a customer contract in 2008, as well as the completion of a certain customer contract obligation in LG-Nortel resulting in the recognition of previously deferred revenue, and higher sales volumes across multiple customers. The decrease in the U.S. was primarily due to lower sales volumes across multiple customers as a result of capital expenditure constraints resulting from the expanding economic downturn, partially offset by higher revenues for services related to government business. The decrease in CALA was primarily due to the completion of certain customer contracts in 2007 that was not repeated in 2008.

GS Management OM decreased to $303 in 2008 from $385 in 2007, a decrease of $82. The decrease was primarily a result of a decrease in gross profit of $71 and an increase in R&D expense of $14.

GS gross profit decreased to $633 in 2008 from $704 in 2007, and gross margin decreased from 34% to 30%. The decrease in gross profit was primarily a result of reduced gross margin due to a specific customer contract and other high cost projects in 2008, partially offset by higher gross profit as a result of higher sales volumes. The increase in R&D expense was primarily due to increased investment in the development of new services as well as investments to improve our current service offerings.

2007 vs. 2006

GS revenues were $2,087 in 2007 compared to $2,132 in 2006, a decline of $45 or 2%. The decrease was primarily related to the UMTS Access divestiture, which resulted in a $176 decrease, partially offset by increased volumes.

The decrease in GS revenues was primarily due to a decrease in network implementation services primarily related to the UMTS Access divestiture, and lower sales volumes in EMEA. The decrease in GS revenues in EMEA of $142, of which the UMTS Access divestiture accounted for $176, was partially offset by an increase of $42 in Asia due to increased volumes and contracts where key milestones were met. The decrease in network implementation services was partially offset by growth of $47 in network support services across all regions (except CALA where we experienced significant price pressures and technology changes), and growth of $33 in network managed services, primarily in the U.S., Asia and EMEA. In 2007, the majority of GS revenue continued to be generated by network support services.

Management OM for GS increased to $385 in 2007 from $337 in 2006, an increase of $48, or 14%. This increase in Management OM was primarily due to improved gross profit of $111, partially offset by increases in SG&A and R&D expenses of $54 and $9, respectively.

Gross profit increased from $593 to $704 and gross margin increased from 27.8% to 33.7% due to the favorable impact of cost-reduction programs, the favorable impact of foreign exchange in EMEA, and certain one-time items. The increase in gross profit was partially offset by declines in volume primarily related to the UMTS Access divestiture. SG&A and R&D increased by $54 and $9, respectively, due to investments in resources and capabilities in the areas within the GS segment.

Metro Ethernet Networks

The following table sets forth revenues and Management OM for the MEN segment:

	For the Years Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Revenues
Optical networking solutions	$1,105	$1,185	$1,128	$(80)	-7%	$57	5%
Data networking and security solutions	288	340	463	(52)	-15%	(123)	-27%

Total Revenues	$1,393	$1,525	$1,591	$(132)	-9%	$(66)	-4%

Management OM	$(53)	$(19)	$55	$(34)	-179%	$(74)	-135%

2008 vs. 2007

Due to declines in both the optical networking solutions and data networking solutions businesses, MEN revenues decreased to $1,393 in 2008 from $1,525 in 2007, a decrease of $132 or 9%.

The decrease in the optical networking solutions business of $80 was primarily due to declines in the U.S. and Asia of $60 and $57, respectively, partially offset by increases in CALA and EMEA of $17 and $16, respectively. The decrease in the U.S. was mainly due to reduced demand for legacy products and significant revenues from a certain customer in 2007 that did not repeat to the same extent in 2008. The decrease in Asia was primarily due to lower sales volumes related to reduced demand for legacy products and significant revenues from certain customers in 2007 that did not repeat to the same extent in 2008. Revenues in CALA increased primarily due to higher sales volumes related to our next generation products. The increase in EMEA was largely due to the completion of certain customer contract obligations resulting in the recognition of previously deferred revenue, volume increases related to our next generation products for long-haul applications, and the favorable impact of foreign exchange fluctuations, partially offset by the completion of certain other customer contract obligations that resulted in the recognition of previously deferred revenue in 2007 that did not repeat in 2008.

Revenues in the data networking and security solutions business decreased $52 primarily due to declines in the U.S. and EMEA of $65 and $18, respectively, partially offset by an increase in Asia of $23. The decrease in the U.S. was primarily due to the completion of a certain customer contract deliverable that resulted from the termination of a supplier agreement resulting in the recognition of previously deferred revenue in 2007 not repeated in 2008. The decrease in EMEA was primarily due to the completion of a certain customer contract obligation that resulted in the recognition of previously deferred revenue in 2007 not repeated in 2008 and a decline in sales volumes across multiple customers related to the declining multi-server switch market, partially offset by an increase resulting from the completion of certain other customer contract obligations resulting in the recognition of previously deferred revenues. The increase in Asia was mainly due to higher sales volumes related to a specific customer in the first six months of 2008 and the completion of network deployments in 2008 for certain customers resulting in the recognition of previously deferred revenue.

MEN Management OM decreased to a loss of $53 in 2008 from a loss of $19 in 2007, a decrease of $34. The decrease was a result of a decrease in gross profit of $93, partially offset by declines in R&D and SG&A expenses of $42 and $17, respectively.

MEN gross profit decreased to $425 in 2008 from $518 in 2007, and gross margin decreased from 34% to 31%. The decrease in gross profit was primarily due to lower sales volumes, higher inventory provisions, increased costs due to a settlement with one of our suppliers, price erosion and unfavorable product mix and higher warranty and royalty costs, partially offset by our cost reduction initiatives. R&D expense decreased primarily due to reduced spending in maturing technologies, partially offset by the unfavorable impact of foreign exchange fluctuations and increased investment in potential growth areas. SG&A expense decreased primarily as a result of cost containment efforts, partially offset by the unfavorable impact of foreign exchange fluctuations.

2007 vs. 2006

MEN revenues decreased to $1,525 in 2007 from $1,591 in 2006, a decrease of $66 or 4%. The decrease in the MEN segment was due to the recognition of less deferred revenues in 2007 than in 2006 and decreases in volumes for certain mature product portfolios, partially offset by increased optical volumes and a favorable foreign exchange impact.

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

Management OM for MEN decreased to a loss of $19 in 2007 from earnings of $55 in 2006, a decrease of $74, or 135%. This decrease in Management OM was primarily due to a decrease in gross profit of $68 and an increase in R&D expenses of $30, partially offset by a decrease in SG&A expense of $24.

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

Other

The following table sets forth revenues and Management OM for the Other segment:

	For the Years Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Revenues	$225	$223	$246	2	1%	$(23)	-9%

Management OM	$(483)	$(797)	$(827)	314	39%	$30	4%

2008 vs. 2007

Other revenues increased to $225 in 2008 from $223 in 2007, an increase of $2 or 1%. The increase was due to increases in Canada and Asia of $7 and $2, respectively, partially offset by a decrease in the U.S. of $7.

Other Management OM improved to a loss of $483 in 2008 from a loss of $797 in 2007, a decrease in loss of $314. The decrease was primarily due to an increase in gross profit of $70 and decreases in SG&A and R&D expenses of $219 and of $25, respectively. The decrease in SG&A expense was primarily due to cost savings from our previously announced restructuring activities, cost containment efforts, a decrease in charges related to our employee compensation plans, and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities. The increase in gross profit was primarily due to cost reduction initiatives.

2007 vs. 2006

Other revenues decreased to $223 in 2007 from $246 in 2006, a decrease of $23 or 9%. The decrease was due to declines in Nortel Government Solutions Incorporated (NGS) revenues as a result of delay in the issuance and, in some cases, cancellation of certain intended contract offerings by the U.S. Federal government.

Other Management OM includes corporate charges and improved to a loss of $797 in 2007 from a loss of $827 in 2006, a decrease in loss of $30. The improvement was primarily due to a decrease in SG&A expense of $45, partially offset by an increase in R&D expense of $11 and a decrease in gross profit of $4. The decrease in SG&A expense was primarily due to lower costs related to our restatement-related activities and internal control remedial measures, partially offset by costs associated with our Business Transformation initiatives. The increase in R&D expense was primarily due to the continued momentum of our business transformation cost reduction initiatives and headcount reductions as a result of the UMTS Access divestiture.

Liquidity and Capital Resources

Overview

As at December 31, 2008, our cash and cash equivalents balance was approximately $2,397, plus a balance of approximately $65 reflecting the remainder of The Reserve Primary Fund investment that has been classified as short term investments. On February 20, 2009, we received $24 from the Fund leaving a balance of $41 in short term investments.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows: approximately $200 in Canada, approximately $700 in the U.S., approximately $675 in EMEA, approximately $450 in joint ventures, approximately $200 in China, approximately $120 in Asia and approximately $40 in CALA. Historically, we have deployed our cash throughout the corporate group, through a variety of intercompany borrowing and transfer pricing arrangements. As a result of the Creditor Protection Proceedings, cash in the various jurisdictions and in the joint ventures is generally available to fund operations in the particular jurisdictions, but generally is not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course intercompany trade and pursuant to specific court-approved agreements as highlighted below. Thus, there is greater pressure and reliance on cash balances and generation capacity in specific regions and jurisdictions.

Since the Petition Date, we have generally maintained use of our cash management system and consequently have minimized disruption to our operations, pursuant to various court approvals and agreements obtained or entered into in connection with the Creditor Protection Proceedings. We continue to conduct ordinary course trade transactions between the Debtors and Nortel companies that are not included in the Creditor Protection Proceedings. The Canadian Debtors and the U.S. Debtors have also each entered into agreements with the EMEA Debtors governing the settlement of certain intercompany accounts, including for the purchase of goods and services. These agreements will currently expire on March 15, 2009 unless extended by agreement of the parties and, in the case of the Canada-EMEA agreement, with the consent of the Canadian Monitor. Additional cash management provisions are in place including a transfer pricing model that determines the prices that are charged for goods and services transferred between our subsidiaries and the allocation of profit and loss based upon certain R&D costs.

A revolving loan agreement between NNI, as lender, and NNL, as borrower, was approved by the Canadian Court and, subject to certain conditions, approved by the U.S. Court on an interim basis. An initial amount of $75 was approved and drawn, and the remaining $125 provided for under the agreement is subject to U.S. Court approval. The loan bears interest at 10% per annum, and is secured by a charge on Nortel’s Ottawa, Ontario facility, and subject to certain conditions, an intercompany charge, each as approved by the Canadian Court (see the Properties section of our 2008 Annual Report). NNL’s obligations under the loan are unconditionally guaranteed by NNTC. The agreement matures on December 31, 2009, subject to extension for a further year, and contains certain covenants, including mandatory prepayment of loans with the net cash proceeds from certain asset dispositions.

Under a current agreement with EDC, NNL has continued access under the EDC Support Facility up to May 1, 2009 for up to $30 of support. We and EDC continue to work together to see if a longer term arrangement, acceptable to both parties, can be reached. There is no assurance that this level of support will be sufficient during the period.

We have commenced several initiatives to generate cost reductions and decrease the rate of cash outflow during the Creditor Protection Proceedings. Some of these initiatives include the Workforce Reduction Plan and reviews of our real estate and other property leases, IT equipment agreements, supplier and customer contracts and general discretionary spending. We have also commenced a process to assess the strategic and economic value of several of our subsidiaries.

Our current cash management system and cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and the U.K. Administrators, and may be impacted by the Creditor

Protection Proceedings. There is no assurance that (i) we will be able to maintain our current cash management system, (ii) the current support under the EDC Support Facility is sufficient for our business needs up to May 1, 2009 or that we will not have to provide cash collateral, or (iii) we generate sufficient cash to fund our operations during this process or that we will be able to access any alternative financing on acceptable terms or at all.

Cash Flow

Our total cash and cash equivalents excluding restricted cash decreased by $1,135 in 2008 to $2,397, due to cash used in operating, investing and financing activities, and the unfavorable impact of foreign exchange fluctuations on cash and cash equivalents.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of December 31:

	For the Years Ended December 31,
	2008	2007	2006
Net earnings (loss)	$(5,799)	$(957)	$28
Non-cash items	6,141	1,570	658
Changes in operating assets and liabilities:
Accounts receivable—net	429	202	51
Inventories—net	(20)	(66)	(42)
Accounts payable	(221)	42	(79)

	188	178	(70)
Deferred costs	568	223	97
Income taxes	(18)	23	(20)
Payroll and benefit-related, other, accrued and contractual liabilities	(415)	(340)	(257)
Deferred revenue	(345)	(424)	(229)
Advanced billings in excess of revenues recognized to date on contracts	(739)	149	120
Restructuring liabilities	50	(7)	(21)
Other	(198)	(233)	(69)

Changes in other operating assets and liabilities	(1,097)	(609)	(379)
Global Class Action Settlement—net	—	(585)	—

Net cash from (used in) operating activities	(567)	(403)	237
Net cash from (used in) investing activities	(310)	408	(273)
Net cash from (used in) financing activities	(74)	(69)	483
Effect of foreign exchange rate changes on cash and cash equivalents	(184)	104	94

Net increase (decrease) in cash and cash equivalents	(1,135)	40	541
Cash and cash equivalents at beginning of year	3,532	3,492	2,951

Cash and cash equivalents at end of year	$2,397	$3,532	$3,492

Operating Activities

In 2008, our net cash used in operating activities of $567 resulted from a net loss of $5,799 plus adjustments for non-cash items of $6,141 and net uses of cash of $1,097 due to changes in other operating assets and liabilities, partially offset by cash of $188 from changes in operating assets and liabilities. The net cash used in other operating activities was mainly due to the reduction of advance billings of $739 primarily as a result of the completion of contracts in LG-Nortel, partially offset by the change in deferred costs of $568 due to the release of related revenues. The use of cash for payroll, accrued and contractual liabilities of $415 was primarily due to bonus payments and sales compensation accruals, SG&A and interest accruals. The change of $198 in the category of Other, under operating assets and liabilities, was primarily comprised of pension payments. The primary additions to our net loss for non-cash items were deferred income taxes of $3,053 primarily related to an increase in our deferred tax asset valuation allowance, goodwill impairment charge of $2,379 relating to all of our reportable segments, amortization and depreciation of $337, and minority interest of $152. For additional information with respect to the increase in our deferred tax asset valuation allowance and the goodwill impairment charge, see “Application of Critical Accounting Policies and Estimates—Income Taxes—Tax Asset Valuation” and “Application of Critical Accounting Policies and Estimates—Goodwill Valuation” sections, respectively, of this report.

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

Accounts Receivable

	December 31, 2008	December 31, 2007	$ Change	% Change
Accounts Receivable	$2,154	$2,583	$(429)	$(17)
Days sales outstanding in accounts receivable (DSO)(a)	71	72

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

Accounts receivable decreased to $2,154 as at December 31, 2008 from $2,583 as at December 31, 2007, a decrease of $429, or 17%, primarily as a result of lower sales volumes in 2008 compared to 2007. The one day decrease in DSO was due to the proportionately higher decline in accounts receivable as compared to the revenue.

Inventory

	December 31, 2008	December 31, 2007	$ Change	% Change
Inventory—net (excluding deferred costs)	$493	$513	$(20)	$(4)
Net inventory days (NID)(a)	30	26

(a)

NID is the average number of days from procurement to sale of our product based on a 90 day cycle. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories—net (excluding deferred costs) by the cost of revenues for the quarter and multiplying by 90 days.

Inventory, excluding deferred costs, decreased to $493 as at December 31, 2008 from $513 as at December 31, 2007, a decrease of $20 or 4%. NID increased by 4 days compared to 2007 primarily due to a decrease in the cost of revenues and inventory build up related to the in-sourcing of certain distribution operations.

Accounts Payable

	December 31, 2008	December 31, 2007	$ Change	% Change
Trade accounts payable	$934	$1,152	$(218)	$(19)
Days of purchasing outstanding in accounts payable (DPO)(a)	52	58

(a)

DPO is the average number of days from when we receive purchased goods and services until we pay our suppliers based on a 90 day cycle. DPO for each quarter is calculated by dividing the quarter end trade and other accounts payable by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Trade accounts payable decreased to $ 934 as at December 31, 2008 from $1,152 at December 31, 2007, a decrease of $ 218 or 19%. This decrease in the trade accounts payable balance and DPO is attributable to spending levels consistent with the current declining sales volumes.

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

Investing Activities

In 2008, our net cash used in investing activities was $310, primarily due to expenditures for plant and equipment of $159, acquisition of investments and businesses, net of cash acquired of $113 and a net increase in short-term and long-term investments of $75 as described below.

In 2007, our net cash from investing activities was $408, due to a decrease in restricted cash and cash equivalents of $563, primarily related to the finalization of the Global Class Action Settlement and proceeds of $90 primarily related to the sale of our facility located in Montreal, Quebec, partially offset by expenditures for plant and equipment of $235.

Money Market Funds

As part of our cash management strategy, we invest in institutional and government money market funds, which are considered highly liquid and which we generally account for as cash and cash equivalents. We had invested approximately $362 in the Reserve Primary Fund (the Fund), which was rated AAA by Standard & Poor’s (S&P) and Aaa (Moody’s). On September 16, 2008, the Fund announced that it was reducing to zero the value of its holdings of debt securities issued by Lehman Brothers Holdings, Inc. and, as a result, the net asset value (NAV) of the Fund was reduced from $1 to $0.97. On September 19, 2008, the Fund filed with the SEC an application to temporarily suspend rights of redemption and announced an intent to ensure an orderly liquidation of securities in the Fund. To account for these developments, we reclassified our investment in the Fund from cash and cash equivalents to short-term investments, and booked an impairment of $11 to reflect the decline in the Fund’s NAV. On October 31, 2008 and on December 3, 2008, the Fund distributed funds back to the investors of which our share was approximately $184 and $102, respectively. On February 20, 2009, we received $24 as a further redemption from the Fund. As a result, the current remaining carrying value in the Fund is $41, which we will re-assess the classification of as a short-term investment as further information is made available on timing of liquidation of the Fund.

Financing Activities

In 2008, our net cash used in financing activities was $74, primarily due to the repayment of the $675 outstanding remaining principal amount under our 4.25% Notes due 2008 plus accrued and unpaid interest, dividends of $35 paid by NNL related to the outstanding NNL preferred shares, and debt issuance costs of $13. This was partially offset by the $668 in proceeds received from the issuance of $675 of the 2016 Fixed Rate Notes issued May 2008, of which approximately $655 was used, along with available cash, for the redemption of $675 of the 4.25% Notes due 2008.

In 2007, our net cash used in financing activities was $69, resulting primarily from the redemption in 2007, of $1,125, plus accrued and unpaid interest, of our 4.25% Notes due 2008, using the $1,150 proceeds less issuance costs relating to our offering of the Convertible Notes completed in the first quarter of 2007. Additionally, we incurred debt issuance costs of $23 related to the offering, and paid dividends of $52. The dividend payments were primarily paid by NNL on outstanding NNL preferred shares.

Other Items

In 2008, our cash decreased by $184 due to the unfavorable effects of changes in foreign exchange rates, primarily of the Korean Won, the Euro, the British Pound and the Canadian Dollar against the U.S. Dollar.

In 2007, our cash increased by $104 due to favorable effects of changes in foreign exchange rates, primarily due to the strengthening of the Canadian Dollar, the British Pound and the Euro against the U.S. Dollar.

Fair Value Measurements

As discussed in Note 11 to the audited consolidated financial statements, effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS 157). We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities and in some cases, derivative contracts, for which fair values totaled $19 and $20, respectively, as of December 31, 2008.

Our auction rate security instruments are classified as available-for-sale securities and reflected at fair value. In prior periods, due to the auction process which took place approximately every 30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157. However, due to events in credit markets during the year ended December 31, 2008, the auction events for most of these instruments failed. Therefore, we have determined the estimated fair values of these securities utilizing discounted expected cash flows (Level 3) as of December 31, 2008. We currently believe that there has been no decline in the fair value of the auction rate securities, because the underlying assets for these securities are almost entirely backed by the U.S. federal government. In addition, we entered into an agreement with the broker from whom we purchased these securities, whereby at anytime during the period from June 30, 2010 through July 2, 2012, we are entitled to sell the then remaining outstanding balance of these securities, if any, to such broker at par. Our holdings of auction rate securities represent less than one percent of our total cash and cash equivalents and short-term investments balance as of December 31, 2008. We believe that any difference between our estimate of fair value of our investments and an estimate that would be arrived at by another party would have no impact on earnings, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

In October 2008, we entered into an agreement (the Agreement) with the investment firm that sold the Company a portion of its auction rate securities, which have a par value of approximately $19 as at December 31, 2008. By entering into the Agreement, we (1) received the right (Put Option) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Agreement through July 2, 2012. We elected to measure the

Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159), and recorded a pre-tax income of approximately $3, and recorded a corresponding long term investment. Simultaneously, we transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, we recognized a pre-tax impairment loss of approximately $3. The recording of the Put Option and the recognition of the impairment loss resulted in no net impact to the Consolidated Statement of Earnings for the year ended December 31, 2008. We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Consolidated Statement of Earnings. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

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

Senior Notes Offering

On May 28, 2008, NNL completed the offering of the 2016 Fixed Rate Notes issued May 2008 in the U.S. to qualified institutional buyers pursuant to Rule 144A under the Securities Act to persons outside the U.S. pursuant to Regulation S under the Securities Act and to accredited investors in Canada pursuant to applicable private placement exemptions.

The 2016 Fixed Rate Notes issued May 2008 were issued as additional notes under an existing indenture dated as of July 5, 2006 as supplemented, (2006 Indenture), and are part of the same series as NNL’s currently outstanding $450 aggregate principal amount of 10.75% Senior Notes due 2016 that were issued on July 5, 2006 (2016 Fixed Rate Notes issued July 2006), under the 2006 Indenture. The 2016 Fixed Rate Notes issued May 2008 and the 2016 Fixed Rate Notes issued July 2006 have the same ranking, guarantee structure, interest rate, maturity date and other terms and are treated as a single class of securities under the indenture and holders will vote together as one class. The 2016 Fixed Rate Notes issued May 2008 and the related guarantees are initially not fungible for trading purposes with the 2016 Fixed Rate Notes issued July 2006.

The net proceeds received from the sale of the 2016 Fixed Rate Notes issued May 2008 were approximately $655, after deducting discount on issuance of $7 and commissions and other offering expenses of $13. On June 16, 2008, we used these net proceeds, together with available cash, to redeem, at par, $675 outstanding principal amount of our 4.25% Notes due 2008.

Future Uses and Sources of Liquidity

The matters described below, to the extent that they relate to future events or expectations, may be significantly affected by our Creditor Protection Proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, the need to obtain third party approvals for various matters and potential impacts on vendors, suppliers, customers and others with whom we may conduct or seek to conduct business. In particular, as a result of the Creditor Protection Proceedings, our current expectation on pension plan funding in 2009 and beyond is uncertain at this time and subject to change.

Future Uses of Liquidity

Our cash requirements for the 12 months commencing January 1, 2009 are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans of approximately $148, assuming current funding rules and current plan design;

•	purchase of certain Flextronics inventory in the total amount of $120;

•	capital expenditures of approximately $60; and

•	costs related to workforce reductions and real estate actions in connection with our active workforce and other restructuring plans of approximately $160.

Contractual cash obligations

The following table summarizes our contractual cash obligations as of December 31, 2008, for debt, operating leases, purchase obligations, outsourcing contracts, obligations under special charges, pension, post-retirement benefits and post-employment obligations, acquisitions and other liabilities. Our current contractual obligations are subject to re-evaluation in connection with our Creditor Protection Proceedings. As a result, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change. The table below does not include contracts that we have successfully rejected through our Creditor Protection Proceedings. The table also does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due					Thereafter	Total Obligations
Contractual Cash Obligations(a)	2009	2010	2011	2012	2013
Long-term debt(b)	$24	$25	$1,027	$604	$696	$2,126	$4,502
Interest on Long-term debt(c)	315	315	274	217	189	592	1,902
Operating leases(d)	99	93	77	60	50	267	646
Purchase obligations	17	9	3	—	—	—	29
Outsourcing contracts	19	—	—	—	—	—	19
Obligations under special charges	39	57	52	50	49	164	411
Pensions, post-retirement benefits and post-employment obligations(e)	148	—	—	—	—	—	148
Acquisitions	—	—	—	—	—	17	17
Other long-term liabilities reflected on the balance sheet(f)	23	3	2	3	2	113	146

Total contractual cash obligations	$684	$502	$1,435	$934	$986	$3,279	$7,820

(a)

Amounts represent our known, undiscounted, minimum contractual payment obligations under our long-term obligations and include amounts identified as contractual obligations in current liabilities of the 2008 Financial Statements as of December 31, 2008.

(b)	Includes principal payments due on long-term debt and $267 of capital lease obligations. For additional information, see note 12, “Long-term debt”, to the 2008 Financial Statements.
(c)

Amounts represent interest obligations on our long-term debt excluding capital leases as at December 31, 2008. As described in note 13, “Financial instruments and hedging activities”, to the 2008 Financial Statements, we have entered into certain interest rate swap contracts, which swap fixed rate payments for floating rate payments. For the purposes of estimating our future payment obligations with regards to floating rate payments, we have used the floating rate in effect as of December 31, 2008.

(d)	For additional information, see note 15, “Commitments”, to the 2008 Financial Statements.
(e)

Represents our 2009 estimate cash funding of our 2009 pension, post-retirement and post-employment plans. We will continue to have funding obligations in each future period; however, we are not currently able to estimate those amounts.

(f)

Includes asset retirement obligations, deferred compensation and tax liabilities under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. $15 has been classified as current and therefore reflected in 2008 and $92 in “Thereafter”, as we are unable to reasonably project the ultimate amount or timing of settlement of our reserves for income taxes. See note 8, “Income taxes” to the 2008 Financial Statements for further discussion.

As a result of the Creditor Protection Proceedings, we are not able to determine the amounts and timing of our contractual cash obligations. Accordingly, the preceding table reflects the scheduled maturities based on the original payment terms specified in the underlying agreement or contract. Future payment timing and amounts are expected to be modified as a result of the recognition under the Creditor Protection Proceedings.

Purchase obligations

Purchase obligation amounts in the above table represent the minimum obligation under our supply arrangements related to products and/or services entered into in the normal course of our business. Where the related contract specifies quantity, pricing and timing information, we have included that arrangement in the amounts presented above. In certain cases, these arrangements define an end date of the contract, but do not specify timing of payments between December 31, 2008 and such end date. In those cases, we have estimated the timing of the payments based on forecasted usage rates.

Outsourcing contracts

Outsourcing contract amounts in the table above represent our minimum contractual obligations for services provided to us for a portion of our information services function. The amounts payable under these outsourcing contracts is variable to the extent that our hardware volumes and workforce fluctuates from the baseline levels contained in the contracts, and our contractual obligations could increase above such baseline amount. If our hardware volumes or workforce were to fall below the baseline levels in the contracts, we nevertheless would be required to make the minimum payments noted above.

Obligations under special charges

Obligations under special charges in the above table reflect undiscounted amounts related to contract settlement and lease costs, and are expected to be substantially drawn down by the end of 2022. Balance sheet provisions of $117 for workforce reduction costs, included in restructuring in current liabilities in the accompanying audited consolidated financial statements, have not been reflected in the contractual cash obligations table above.

Pension and post-retirement obligations

During 2008, we made cash contributions to our defined benefit pension plans of $275 and to our post-retirement and post-employment benefit plans of $68. Assuming current funding rules and current plan design, estimated 2009 cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans are approximately $75 and $73, respectively. For further information, see “Application of Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits”, below in this section of this report. The preceding table above does not include an intercompany guarantee agreement whereby NNL indemnifies the U.K. pension trust for any amounts due that Nortel Networks U.K. Limited (NNUK) does not pay under a Funding Agreement executed on November 21, 2006. As a result NNL guarantees NNUK’s performance under the November 21, 2006 Funding Agreement. The table also does not include an intercompany guarantee agreement whereby NNL indemnifies the trustees of the U.K. Fund on the insolvency of NNUK and consequent windup of the U.K. plan.

Acquisitions

As a result of the acquisitions made in 2008, we may be liable for future cash obligations of up to $17 based on the achievement of future business milestones. See “Other Significant Business Developments—Acquisitions and Divestitures” in this section of this report for additional information. This amount has been classified as “Thereafter” as we are unable to reasonably project the ultimate amount or timing of settlement of these contingent payments.

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

Future Sources of Liquidity

Available support facility

In 2003, NNL entered into the $750 EDC Support Facility with EDC. NNL’s obligations under the EDC Support Facility are guaranteed by NNI. The EDC Support Facility’s termination date is December 31, 2011, subject to automatic annual renewal of the facility each following year, unless either party provides written notice to the other of its intent to terminate.

As of December 31, 2008, the EDC Support Facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments with individual amounts of up to $25, of which $125 was outstanding; and

•	$450 of uncommitted revolving support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $63 was outstanding.

The EDC Support Facility provides that EDC may suspend its obligation to issue NNL any additional support if events occur that could have a material adverse effect on NNL’s business, financial position or results of operation. In addition, the EDC Support Facility can be suspended or terminated if an event of default has occurred and is continuing under the EDC Support Facility or if NNL’s senior unsecured long-term corporate debt rating by Moody’s has been downgraded to less than B3 or if its debt rating by S&P has been downgraded to less than B-.

On December 15, 2008, following a downgrade by Moody’s of NNC’s corporate family rating to Caa2, NNL executed a standstill and waiver agreement with EDC.

Effective January 14, 2009, due to the Creditor Protection Proceedings, NNL entered into an agreement with EDC to permit continued access by NNL to the EDC Support Facility for an interim period to February 13, 2009, for up to $30 of support based on our then estimated requirements over the period. On February 10, 2009, EDC agreed to extend this interim period to May 1, 2009. This support is secured by a charge on the Canadian Debtors’ assets. See the Properties section of our 2008 Annual Report. In this agreement, EDC also agreed to waive certain conditions and temporarily refrain from acting with respect to certain events of default relating to the Creditor Protection Proceedings and certain credit rating events. We and EDC continue to work together to see if a longer term arrangement, acceptable to both parties, can be reached.

Credit Ratings

On November 10, 2008, S&P placed NNL’s Corporate Credit Rating on CreditWatch with negative implications and at the same time revised the ratings on NNL’s preferred shares to C from CCC-. On December 15, 2008 Moody’s downgraded NNC’s Ratings to Caa2 from B3 and the Rating on NNL’s preferred shares to Ca from Caa1. On January 14, 2009 S&P lowered NNL’s Corporate Credit Rating to D from B- and at the same time lowered the ratings on NNL’s preferred shares to D from C. On January 15, 2009 Moody’s downgraded NNC’s Ratings to Ca from Caa2 and the rating on NNL’s preferred shares to C from Ca and following these rating actions has withdrawn all ratings.

Off-Balance Sheet Arrangements

Bid, Performance-Related and Other Bonds

During the normal course of business, we provide bid, performance, warranty and other types of bonds, which we refer to collectively as bonds, via financial intermediaries to various customers in support of commercial contracts, typically for the supply of telecommunications equipment and services. If we fail to perform under the applicable contract, the customer may be able to draw upon all or a portion of the bond as a remedy for our failure to perform. An unwillingness or inability to issue bid and performance related bonds could have a material negative impact on our revenues and gross margin. The contracts that these bonds support generally have terms ranging from one to five years. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance-related and other bonds generally have a term consistent with the term of the underlying contract. Historically, we have not made, and we do not anticipate that we will be required to make, material payments under these types of bonds.

The following table provides information related to these types of bonds as of:

	For the Years Ended December 31,
	2008	2007
Bid and performance-related bonds(a)	$167	$155
Other bonds(b)	57	54

Total bid, performance-related and other bonds	$224	$209

(a)	Net of restricted cash and cash equivalents amounts of $4 and $5 as of December 31, 2008 and December 31, 2007, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $7 and $27 as of December 31, 2008 and December 31, 2007, respectively.

The EDC Support Facility is used to support bid, performance-related and other bonds with varying terms. Any bid or performance-related bond will be supported under the EDC Support Facility with expiry dates of up to four years, assuming we and EDC are successful in implementing a long-term arrangement. See “Future Sources of Liquidity–Available support facility” in this section of this report.

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

Revenue Recognition

Our material revenue streams are the result of a wide range of activities, from custom design and installation over a period of time to a single delivery of equipment to a customer. Our networking solutions also cover a broad range of technologies and are offered on a global basis. As a result, our revenue recognition policies can differ depending on the level of customization and essential services within the solution and the contractual terms with the customer. Various technologies within one of our reporting segments may also have different revenue recognition implications depending on, among other factors, the specific performance and acceptance criteria within the applicable contract. Therefore, management must use significant judgment in determining how to apply the current accounting standards and interpretations, not only based on the overall solution, but also within solutions based on reviewing the level and types of services required and contractual terms with the customer. As a result, our revenues may fluctuate from period to period based on the mix of solutions sold and the geographic region in which they are sold.

We regularly enter into multiple contractual agreements with the same customer. These agreements are reviewed to determine whether they should be evaluated as one arrangement in accordance with AICPA Technical Practice Aid 5100.39, “Software Revenue Recognition for Multiple-Element Arrangements”.

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

If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. If sufficient evidence of fair value cannot be established for an undelivered element, revenue and related cost for delivered elements are deferred until the earlier of when fair value is established or all remaining elements have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue and costs are recognized based on the revenue recognition guidance applicable to the last delivered element. For instance, where post-contract customer support (“PCS”) is the last delivered element within the unit of accounting, the deferred revenue and costs are recognized ratably over the remaining PCS term once PCS is the only undelivered element. Our assessment of which authoritative standard is applicable to an element also can involve significant judgment. For instance, the determination of whether software is more than incidental to a hardware element determines whether the hardware element is accounted for pursuant to AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), or based on general revenue recognition guidance as set out in SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” (SAB 104). This assessment could significantly impact the amount and timing of revenue recognition.

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

For elements related to customized network solutions and certain network build-outs, revenues are recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on these contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become evident. Generally, the terms of SOP 81-1 contracts provide for progress billings based on completion of certain phases of work. Unbilled SOP 81-1 contract revenues recognized are accumulated in the contracts in progress account included in accounts receivable—net. Billings in excess of revenues recognized to date on these contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities until recognized as revenue. This classification also applies to billings in advance of revenue recognized on combined units of accounting under Emerging Issues Task Force (EITF) Issue No 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), that contain both SOP 81-1 and non-SOP 81-1 elements. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss).

If we are unable to develop reasonably dependable cost or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed. The completed contract method is also applied to all SOP 81-1 units of accounting valued at under $0.5, as these are generally short-term in duration and our results of operations would not vary materially from those resulting if we applied the percentage-of-completion method of accounting.

Revenue for hardware that does not require significant customization, and where any software is considered incidental, is recognized under SAB 104. Under SAB 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and in certain jurisdictions, legal title, has been transferred to the customer. For arrangements where the criteria for revenue recognition have not been met because legal title or risk of loss on products did not transfer to the buyer until final payment had been received or where delivery had not occurred, revenue is deferred to a later period when title or risk of loss passes either on delivery or on receipt of payment from the customer as applicable. For arrangements where the customer agrees to purchase products but we retain physical possession until the customer requests delivery, or “bill and hold” arrangements, revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

Revenue for software and software-related elements is recognized pursuant to SOP 97-2. Software-related elements within the scope of SOP 97-2 are defined in EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, as those explicitly included within paragraph 9 of SOP 97-2 (e.g. software products, upgrades/enhancements, post-contract customer support, and services) as well as any non-software deliverable(s) for which a software deliverable is deemed essential to its functionality. For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable, using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable. Revenue related to PCS, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.

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

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources—Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As at December 31,		$ Change	% Change
	2008	2007
Deferred revenue	$1,243	$1,619	$(376)	(23)
Advance billings	751	1,490	(739)	(50)

Total deferred revenue	$1,994	$3,109	$(1,115)	(36)

Total deferred revenue decreased by $1,115 in 2008 as a result of reductions related to the net release of approximately $936, other adjustments of $11 and foreign exchange fluctuations of $168. The release of deferred revenue to revenue is net of additional deferrals recorded during 2008.

Provisions for Doubtful Accounts

In establishing the appropriate provisions for trade, notes and long-term receivables due from customers, we make assumptions with respect to their future collectability. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider:

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves:

	As at December 31,
	2008	2007
Gross accounts receivable	$2,190	$2,645
Provision for doubtful accounts	(36)	(62)

Accounts receivable—net	$2,154	$2,583

Accounts receivable provision as a percentage of gross accounts receivable	2%	2%
Gross long-term receivables	$80	$44
Provision for doubtful accounts	(37)	(35)

Net long-term receivables	$43	$9

Long-term receivables provision as a percentage of gross long-term receivables	46%	80%

Provisions for Inventories

Management must make estimates about the future customer demand for our products when establishing the appropriate provisions for inventories.

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

The following table summarizes our inventory balances and other related reserves:

	As at December 31,
	2008	2007
Gross inventory	$2,104	$3,118
Inventory provisions	(481)	(907)

Inventories—net(a)	$1,623	$2,211

Inventory provisions as a percentage of gross inventory	23%	29%
Inventory provisions as a percentage of gross inventory excluding deferred costs(b)	49%	64%

(a)	Includes the long-term portion of inventory related to deferred costs of $146 and $209 as of December 31, 2008 and December 31, 2007, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $1,130 and $1,698 as of December 31, 2008 and December 31, 2007, respectively.

Inventory provisions decreased by $426 primarily as a result of $441 of scrapped inventory, $63 of previously reserved inventory (including $38 of consigned inventory), and foreign exchange adjustments of $107, partially offset by $185 of additional inventory provisions. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets:

	As at December 31,
	2008	2007
Balance at the beginning of the year	$214	$217
Payments	(178)	(182)
Warranties issued	213	267
Revisions	(63)	(88)

Balance at the end of the year	$186	$214

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

Revisions to warranty provisions include releases and foreign currency exchange adjustments. The $63 of revisions relates to releases, consisting of $55 of warranty releases and $8 of known product defect releases. These releases reduced cost of revenues during 2008 by $63. The warranty releases were primarily due to declines in cost of sales for specific product portfolios to which our warranty estimates apply, as well as declines in various usage rates and warranty periods.

Income Taxes

Tax Asset Valuation

As of December 31, 2008, our deferred tax asset balance was $6,263, against which we have recorded a valuation allowance of $6,231, resulting in a net deferred tax asset of $32. As of December 31, 2007, our net deferred tax asset was $3,323. The reduction of $3,291 is primarily attributable to a write-down of the deferred tax assets in all tax jurisdictions (other than joint ventures in Korea and Turkey) through an increase in the valuation allowance, the effects of foreign exchange translation and the normal changes in deferred tax assets for profitable jurisdictions resulting from operations in the ordinary course of business. Prior to the December 31, 2008 write-down we had deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K. and France). With the exception of deferred tax assets in Korea and Turkey, we have provided a full valuation allowance against the net deferred tax assets including the loss carryforwards.

The realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the tax deductions and credits. Our expectations about future pre-tax income are based on detailed forecasts through 2011, which are based in part on assumptions about market growth rates and cost reduction initiatives. To estimate future pre-tax income beyond 2011, we use model forecasts based on market growth rates. The expanding global economic downturn and the commencement of the Creditor Protection Proceedings led us to conclude that the forecasts became less reliable as compared to prior periods. As a result, we are unable to rely on the forecasts as positive evidence to overcome the significant negative evidence and uncertainty. We determined that there was significant negative evidence supporting our conclusion that the tax benefit of our deferred tax asset was not more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. Therefore, a full valuation allowance was necessary against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey and certain deferred tax assets that are realizable through the reversal of existing taxable temporary differences.

Prior to the fourth quarter of 2008, we assessed the expected realization of our deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. The main factors that we believe provide evidence about the realizability of our net deferred tax asset are discussed in further detail below and include the following:

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

During the third quarter of 2008, the potential for an expanding global economic downturn had a negative effect on, and created uncertainty around our near-term modeled forecasts of taxable income. While our mid- to long-term financial outlook remained positive, significant uncertainty about the global economy during the third quarter of 2008 led us to revise downward our near-term modeled forecasts. To realize the deferred tax assets in our significant tax jurisdictions, these revisions resulted in a need to rely on an increased proportion of future taxable income generated by later years and an extended forecasting period. However, by their nature, modeled forecasted results become less objective and verifiable the further away they are from the current year. Accordingly, we concluded that we needed to shorten the timeframe on which we rely on these modeled forecasts and increased our valuation allowance by $2,069 as at September 30, 2008, as we no longer believed that we can meet the criteria to conclude that the related tax benefit was more likely than not to be realized.

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

Revenue growth rates inherent in these forecasts are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolutions from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidation and other changes beyond our control could have a positive or negative impact on achieving our targets. There are certain risks to this long range forecast that we considered in our assessment of the valuation allowances. Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of $6,231 at December 31, 2008 as described earlier in this section. If we establish a strong pattern of earnings in the future and the uncertainty associated with our near-term modeled forecasts of earnings decline, we may conclude that it is more likely than not that we will realize all or a portion of the deferred tax assets currently reserved. This would result in a benefit to income tax expense from the release of all or a portion of the valuation allowance. Depending on the extent of any release of the valuation allowance, we may also be required to begin recording income tax expense based on the applicable jurisdictional tax rate in effect at that time.

The following table provides the breakdown of our net deferred tax assets by significant jurisdiction as of December 31, 2008:

	Tax benefit of losses	Net investment tax credits	Other temporary differences	Gross deferred tax asset	Valuation allowance	Net deferred tax asset
Canada(a)	$1,302	$869	$443	$2,614	$(2,614)	$—
United States(a)	706	393	859	1,958	(1,958)	—
United Kingdom	348	—	264	612	(612)	—
France	424	—	21	445	(445)	—
Other	450	—	184	634	(602)	32

Total	$3,230	$1,262	$1,771	$6,263	$(6,231)	$32

(a)

Includes $160 of gross deferred tax assets and corresponding valuation allowance in Canada at NNC, and $165 of gross deferred tax assets and corresponding valuation allowance in the U.S. relative to wholly-owned direct and indirect U.S. subsidiaries of NNC primarily related to operating losses.

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

Transfer Pricing

We have considered the potential impact on our deferred tax assets that may result from settling our existing applications for an Advance Pricing Arrangements (APA). We have requested that the APA currently under negotiation with authorities in Canada, the U.S. and the U.K. apply to the 2001 through 2005 taxation years (2001-2005 APA). The 2001-2005 APA is currently being negotiated by the pertinent taxing authorities. We are in the process of negotiating new bilateral APA requests for tax years 2007 through at least 2010 (the 2007-2010 APA), with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those under negotiation for 2001 through 2005.

While preparing the 2007-2010 APA application for Canada, the U.S., U.K. and France we made some adjustments to the economics of our transfer pricing methodology (TPM). The adjustments resulted in decreases to deferred tax assets in the U.K. of $4 and $4 for 2006 and 2007, respectively. In other jurisdictions, changes resulting from adjustments to the new TPM impacted the level of deferred tax assets with an offset to valuation allowance and no impact to tax expense. With the exception of NNL, the original tax filings for 2007 in the U.S., the U.K., Ireland and France will include the adjustments to the TPM and the 2006 tax filings will be amended to reflect such adjustments. The 2006 and 2007 tax filings for NNL will be amended to reflect the adjustments to the new TPM.

In September 2008, with respect to the 2001-2005 APA under negotiation, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper (Canadian Supplemental Position). We have evaluated the Canadian Supplemental Position and have adopted it under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), as the most likely of the possible outcomes. We believe that the Canadian Supplemental Position provides a reallocation of losses between the U.S. and Canada that moves toward a compromise of the reallocation provided in the U.S. position (U.S. Position) paper. The supplemental position resulted in a decrease as at September 30, 2008 of the deferred tax assets in the U.S. of $345, with a corresponding reduction in the valuation allowance, and an increase in deferred tax assets of $378 in Canada, with a corresponding increase in the valuation allowance. We received verbal communication from the Internal Revenue Service (IRS) in December 2008 stating that a tentative settlement on the 2001-2005 APA had been reached between the U.S. and Canadian taxing authorities. We have not received any written communication from the taxing authorities regarding the details of this tentative settlement. We expect the Canadian and U.S. tax authorities to meet to discuss the final settlement position in the next few quarters. We are unsure of the impact, if any, of the Creditor Protection Proceedings on the APA negotiations.

The U.K. and Canadian tax authorities are also parties to negotiations with respect to a bilateral APA for the 2001-2005 APA. We are uncertain if the U.K. will adopt the Canadian Supplemental Position and therefore we have not recorded any adjustments to the deferred tax assets in the U.K. If adopted, the Canadian Supplemental Position would increase our deferred tax assets in the U.K. by $79. We expect the U.K. and Canadian tax authorities to advance negotiations regarding their 2001-2005 bilateral APA upon conclusion of the U.S. and Canadian 2001-2005 APA negotiations.

We are not a party to the government-to-government APA negotiations, but we do not believe the ultimate result of the negotiations will have an adverse impact on us or any further adverse impact on our deferred tax assets.

The impact of the ongoing government-to-government APA negotiations and ultimate settlement cannot be quantified by us at this time due to the uncertainties inherent in the negotiations between the tax authorities. As such, the ultimate settlement position could have a substantial impact on our transfer pricing methodology for future years. It is also uncertain whether the Creditor Protection Proceedings will have any impact on the ultimate resolution of the APAs. We continue to monitor the progress of the APA negotiations and will analyze the existence of new evidence, when available, as it relates to the APAs. We may make adjustments to the deferred tax and valuation allowance assessments, as appropriate, as additional evidence becomes available in future quarters.

Valuation Allowance

During the year ended December 31, 2008, our gross income tax valuation allowance increased to $6,231 compared to $3,389 as of December 31, 2007. The $2,842 increase was largely comprised of several significant items including $3,331 mainly relating to additional valuation allowances recorded against the tax benefit of current period losses and to the establishment of a full valuation allowance against our deferred tax assets in all major tax jurisdictions, other than deferred tax assets in joint venture operations in Korea and Turkey. In addition, $194 of additional valuation allowances were recorded against other comprehensive loss and $30 relating to operating losses acquired as part of the Novera acquisition. This is offset by net decreases to the valuation allowance of $713 as a result of decreases in the deferred tax assets in conjunction with FIN 48 and the impact of foreign currency translation of $707. In assessing the need for valuation allowances against our deferred tax assets, we considered the impact of the uncertainties surrounding the expanding global economic downturn and the Creditor Protection Proceedings, as well as the effect of these events on our revised modeled forecasts and the resulting increased uncertainty inherent in these forecasts. In light of these uncertainties, we determined that there was significant negative evidence against and insufficient positive evidence to support a conclusion that the tax benefit of our deferred tax asset was more likely than not to be realized in future tax years. Therefore, a full valuation allowance was necessary for all deferred tax assets that are not realizable through the reversal of existing taxable temporary differences or taxable income in carryback years.

Tax Contingencies

We adopted FIN 48 on January 1, 2007. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our audited consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 8, “Income Taxes,” to the 2008 Financial Statements for additional information regarding FIN 48. Our liability for uncertain tax positions was $107 as of December 31, 2008.

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

Specifically, the tax authorities in Brazil have completed an examination of prior taxable years and have issued assessments in the amount of $65 for the taxation years 1999 and 2000. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of this ongoing appeals process.

Likewise, the tax authorities in Colombia have issued an assessment relating to the 2003 tax year proposing adjustments to increase taxable income. The result of the assessment is an additional tax liability of $15 inclusive of penalties and interest. As of December 31, 2008, we have recorded an income tax liability of $15 to fully reserve against this assessment. The tax liability associated with this assessment increased in 2008 by $6 as a result of adjustments made to reflect receipt of the final assessment and the unfavorable impact of foreign exchange.

In addition, tax authorities in France have issued notices of assessment in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,327, additional income tax liabilities of $52, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $106 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carryforwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit, and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and have entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

The ultimate outcome of the APA applications is uncertain and the ultimate reallocation of losses as they relate to the APA Applications cannot be determined at this time. There could be a further material shift in historical earnings between the above mentioned parties, particularly the U.S. and Canada. It is also uncertain what impact the Creditor Protection Proceedings will have on the ultimate resolution of the APAs. If these matters are resolved unfavorably, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we believe it is more likely than not that the ultimate resolution of these negotiations will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

As discussed above, we have filed APA applications with the authorities in the U.S., Canada and the U.K. that applied to the taxation years 2001 through 2005. The APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangement. In September 2008, the Canadian tax authorities provided the U.S. tax authorities with the Canadian Supplemental Position paper regarding the 2001-2005 APA under negotiation, which suggests a material reallocation of losses from the U.S. to Canada and moves toward a compromise of the reallocation provided in the U.S. Position paper. Nortel received verbal communication from the U.S. tax authorities in December 2008 stating that a tentative settlement on the 2001-2005 APA had been reached between the U.S. and Canadian taxing authorities. We have not received any communication from the taxing authorities regarding the details of this tentative settlement. We expect the Canadian and U.S. tax authorities to meet to discuss the final settlement position in the next few quarters. We are unsure of the impact, if any, of the Creditor Protection Proceedings on these negotiations. We continue to monitor the progress of these negotiations; however, we are not a party to the government-to-government negotiations. It is possible that the ultimate resolution to the negotiations could be a further reallocation of losses from the U.S. to Canada. If an unexpected amount of tax losses are ultimately reallocated when the tax authorities reach agreement on the 2001-2005 APA, and/or if accounting estimates under FIN 48 regarding the 2007-2010 APA transfer pricing methodology result in a similar reallocation, we could have a further adjustment to our deferred tax assets.

In our ongoing assessment of the expected accounting impact of the settlement of the 2001-2005 APA, we continue to re-evaluate the level of the adjustment made during 2007 in accordance with FIN 48 to reduce the U.S. gross deferred tax assets and increase the Canadian gross deferred tax assets (with offsetting adjustments to the respective valuations allowances), to reflect our expectation that the more likely than not outcome of the negotiations between the U.S. and Canadian tax authorities related to our 2001-2005 APA would result in a reallocation of tax losses from the U.S. to Canada. We have made such adjustments during 2008 to reflect the reallocation of losses from the U.S. to Canada as suggested in Canadian Supplemental Position paper for the 2001-2005 APA. We believe that it provides a reallocation of losses between the U.S. and Canada that moves toward a compromise of the reallocation provided in the U.S. Position paper.

The U.K. and Canadian tax authorities are also parties to a bilateral APA for 2001-2005 that is currently under negotiation. We are uncertain if the U.K. tax authorities will adopt the Canadian Supplemental Position paper that was submitted in connection with the U.S and Canadian APA negotiations and therefore we have not recorded any adjustments to the deferred tax assets in the U.K. If adopted, the Canadian Supplemental Position would reallocate losses to the U.K. and increase our deferred tax assets in the U.K by $79. We expect the U.K and Canadian tax authorities to advance negotiations regarding their bilateral 2001-2005 APA upon conclusion of the U.S. and Canadian 2001-2005 APA negotiations.

Goodwill Valuation

We test goodwill for possible impairment on an annual basis as of October 1 of each year and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Circumstances that could trigger an impairment test between annual tests include, but are not limited to:

•	a significant adverse change in the business climate or legal factors

•	an adverse action or assessment by a regulator

•	unanticipated competition

•	loss of key personnel

•	the likelihood that a reporting unit or a significant portion of a reporting unit will be sold or disposed of

•	a change in reportable segments

•	results of testing for recoverability of a significant asset group within a reporting unit and

•	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on a fair value measure. We determine the fair value of our reporting units using an income approach; specifically, based on discounted cash flows (DCF Model). A market approach is used as a reasonableness test, but not given any weight in the final determination of fair value. These approaches involve significant management judgment and as a result are subject to change.

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

The fair value of each reporting unit is determined using discounted cash flows. A multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) of each reporting unit is calculated and compared to market participants to corroborate the results of the calculated fair value EBITDA Multiple Model. We also reconcile the sum of the calculated fair values to its enterprise value, being market capitalization plus the estimated value of debt based on interest rates that would be applicable to purchasers (that is, market participants), adjusted for other items as appropriate under U.S. GAAP. Such valuations involve significant assumptions regarding future operating performance. The following are the significant assumptions involved in each approach:

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

•	EBITDA Multiple Model: assumptions regarding estimates of EBITDA growth and the selection of comparable companies to determine an appropriate multiple.

Interim Goodwill Assessment

At September 30, 2008, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we concluded that events had occurred and circumstances had changed that required us to perform an interim period goodwill impairment test for our ES, CN, MEN and GS reporting units. In September 2008, in response to significant pressure resulting from the expanding economic downturn and the unfavorable impact of foreign exchange fluctuations, we announced a revised full year 2008 outlook and estimated revenues to decline between two and four percent compared to 2007. Furthermore, during the quarter ended September 30, 2008, we experienced a material decline in our market capitalization due primarily to the continued challenging market conditions, particularly in the U.S. The average closing price of NNC common shares on the NYSE in the third quarter of 2008 was $5.77 compared to an average of $8.21 in the second quarter of 2008, a decline of approximately 30% and at September 30, 2008, our market capitalization was less than our book value.

As part of our interim goodwill impairment test we updated our forecasted cash flows for each of our reporting units. This update considered current economic conditions and trends, estimated future operating results, our view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast were based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolutions from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond our control could have a positive or negative impact on achieving our targets.

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

Annual and December 31, 2008 Goodwill Assessment

The September 30, 2008 impairment analyses described above were used as a proxy for the annual impairment test performed as of October 1, 2008. Given the proximity of those testing dates, no additional impairment was recognized as a result of the annual test. However, during the fourth quarter of 2008, we observed further deterioration in industry conditions, global economic and credit conditions, and our market capitalization that required us to perform an additional interim period goodwill impairment test for the CN and GS reporting units as of December 31, 2008.

As part of the December 31, 2008 goodwill impairment test, we updated our forecasted cash flows for the CN and GS reporting units. This update considered management’s view of economic conditions and trends, estimated future operating results, sector growth rates, anticipated future economic conditions, and our strategic alternatives to respond to these conditions, including filing for creditor protection. Forecasts of revenues and profitability were developed to estimate the impact of creditor protection. Mid-to long-range forecasts were developed to reflect strategic alternatives under creditor protection. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond our control could have a positive or negative impact on achieving our targets.

The results from step one of the two-step goodwill impairment test indicated that the estimated fair values of the CN and GS reporting units were less than the respective carrying values of their net assets and as such we performed step two of the impairment test for these reporting units.

In step two of the impairment test, we use the implied fair value calculated in step one as the purchase price in a hypothetical acquisition of the respective reporting unit. The implied fair value of goodwill calculated in step two is calculated as the residual amount of the purchase price after allocations made to the fair value of net assets, including working capital, plant and equipment and intangible assets, both pre-existing and those identified as part of the purchase price allocation process. Given the margin by which CN and GS failed step one, we concluded that the implied fair value of goodwill for both CN and GS was nil, after considering the value that would be allocated to existing tangible and intangible assets and the amounts that would be allocated to new intangible assets identified as part of the allocation process. As a result, we recorded a charge of $1,237 to reduce the value of goodwill accordingly. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly we did not adjust the net book value of the assets and liabilities on our condensed consolidated balance sheet other than goodwill as a result of this process.

No impairment losses related to our goodwill were recorded during the years ended December 31, 2007 and 2006.

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

For 2008, the expected long-term rate of return on plan assets used to estimate pension expenses was 7.1% on a weighted average basis, which was the rate determined at September 30, 2007 and is unchanged from the rate used in 2007. The discount rates used to estimate the net pension obligations and expenses for 2008 were 6.4% and 5.8%, respectively, on a weighted average basis, compared to 5.8% and 5.1%, respectively, in 2007.

The key assumptions used to estimate the post-retirement benefit costs for 2008 were discount rates of 6.9% and 5.8% for the obligations and costs, respectively, both on a weighted average basis, compared to 5.8% and 5.4%, respectively, in 2007.

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

Change in Assumption	Effect on 2008 Pre-Tax Expense	Effect on 2008 Pre-Tax Post-Retirement Benefit Expense
	Increase/ (decrease)	Increase/ (decrease)
1 percentage point increase in the expected return on assets	(69)	N/A
1 percentage point decrease in the expected return on assets	68	N/A
1 percentage point increase in discount rate	(18)	0
1 percentage point decrease in discount rate	10	(1)

For 2009, we are maintaining our expected rate of return on plan assets at 7.1% for defined benefit pension plans. Also for 2009, our discount rate on a weighted-average basis for pension expenses will increase from 5.8% to 6.4% for the defined benefit pension plans and from 5.8% to 6.9% for post-retirement benefit plans. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. There is no assurance that the pension plan assets will be able to earn the expected rate of return. Shortfalls in the expected return on plan assets would increase future funding requirements and expense.

For the 2008 year-end measurement, negative asset returns more than offset the favorable impact of increases in discount rates, foreign currency exchange gains driven by the strengthening of the U.S. Dollar against the British Pound and Canadian Dollar, our contributions made to the plans, decreased inflation rates, and other accounting assumptions. As a result, the unfunded status of our defined benefit plans and post-retirement plans increased from $1,937 as of the measurement date of September 30, 2007 to $2,119 as of the measurement date of December 31, 2008. The effect of the net actuarial loss adjustment and the related foreign currency translation adjustment was to increase accumulated other comprehensive loss including foreign currency translation adjustment (before tax) by $733 and increase pension and post-retirement liabilities by $733.

Plan assets were primarily comprised of debt and equity securities. Included in the equity securities of the defined benefit plans were NNC common shares, held directly or through pooled funds, with an aggregate market value of $0 (0.00% of total plan assets) as of December 31, 2008 and $2 (0.02% of total plan assets) as of December 31, 2007.

At December 31, 2008, we had net actuarial losses, before taxes, included in accumulated other comprehensive income/loss related to the defined benefit plans of $1,631, which could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS 87 and whether there is a change in the amortization period. The post-retirement benefit plans had actuarial gains, before taxes, of $103 included in accumulated other comprehensive loss at the end of 2008. Actuarial gains and losses included in accumulated other comprehensive loss in excess of the corridor are being recognized over an approximately 10 year period, which represents the weighted-average expected remaining service life of the active employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets.

In the second quarter of 2006, we announced changes to our North American pension and post-retirement plans effective January 1, 2008. We moved employees currently enrolled in our defined benefit pension plans to defined contribution plans. In addition, we eliminated funding of post-retirement healthcare benefits for employees who were not age 50 with five years of service as of July 1, 2006. As a result of the U.K. Proceedings, all further service cost accruals to our U.K. defined benefit pension plan have ceased.

Effective for fiscal years ending after December 15, 2008, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) requires us to measure the funded status of our plans as of the date of our year end statement of financial position. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. Nortel has adopted the second approach, whereby we continue to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. The adoption has resulted in an a increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008. For additional information, see “Accounting Changes and Recent Accounting Pronouncements” in this section of this report, and note 9, “Employee benefit plans”, to the 2008 Financial Statements.

During 2008, we made cash contributions to our defined benefit pension plans of $275 and to our post-retirement benefit plans of $39. Assuming current funding rules and current plan design, estimated 2009 cash contributions to our defined benefit pension plans and our post-retirement benefit plans are approximately $75 and $44, respectively. However, our 2009 cash contributions to these plans will be significantly impacted as a result of the Creditor Protection Proceedings. Currently, as a result of the U.K. Proceedings, following our latest contribution in January, all further contributions to our U.K. defined benefit pension plan have ceased pursuant to the direction of the U.K. Administrators, which is reflected in the numbers above. We continue to evaluate our pension and post-retirement benefit obligations in the context of the Creditor Protection Proceedings and as a result, these amounts may continue to change due to events or other factors that are uncertain or unknown at this time.

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

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of December 31, 2008, we had $117 in accruals related to workforce reduction charges and $190 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 3, “Accounting changes” to the 2008 Financial Statements for a summary of the accounting changes that we have adopted on or after January 1, 2008. The following summarizes the accounting changes and pronouncements we have adopted in the first nine months of 2008:

•	The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, which allows the irrevocable election of

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

•

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, which establishes a single definition of fair value and a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We partially adopted the provisions of SFAS 157 effective January 1, 2008. For disclosure related to SFAS 157, see note 11, “Fair Value”, to the 2008 Financial Statements.

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

•

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). Effective for fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted these requirements in fiscal 2006. Effective for fiscal years ending after December 15, 2008, SFAS 158 requires us to measure the funded status of its plans as of the date of our year end statement of financial position, being December 31. We have historically measured the funded status of our significant plans on September 30. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. We have adopted the second approach, whereby we continue to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost for the period between the earlier measurement date, being September 30, and the end of the fiscal year that the measurement date provisions are applied, being December 31, 2008 (exclusive of any curtailment or settlement gain or loss) shall be allocated proportionately between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ending December 31, 2008. The adoption has resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008. For additional information on our pension and post-retirement plans, see note 9, “Employee benefit plans”, to the 2008 Financial Statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which establishes a single definition of fair value, a framework for measuring fair value under U.S. GAAP and requires expanded disclosures about fair value measurements. We partially adopted the provisions of SFAS 157 effective January 1, 2008. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis has been deferred to fiscal years beginning after December 15, 2008 in accordance with FASB Staff Position (FSP), SFAS 157-2, “Effective Date of FASB Statement No. 157”. We plan to adopt the deferred portion of SFAS 157 on January 1, 2009. We do not currently expect the adoption of the deferred portion of SFAS 157 to have a material impact on our results of operations and financial condition, but will continue to assess the impact as the guidance evolves.

In September 2007, EITF reached a consensus on EITF Issue No. 07-1, “Collaborative Arrangements” (EITF 07-1). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. We plan to adopt the provisions of EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), replacing SFAS No. 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests and goodwill acquired on the acquisition of a business. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We plan to adopt the provisions of SFAS 141R on January 1, 2009. The adoption of SFAS 141R will impact the accounting for business combinations completed by us on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary will initially be measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We plan to adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will result in the reclassification of minority interests to shareholders’ equity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133” (SFAS 161). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. For instruments subject to SFAS 161, entities are required to disclose how and why such instruments are being used; where values, gains and losses are reported within financial statements; and the existence and nature of credit risk-related contingent features. Additionally, entities are required to provide more specific disclosures about the volume of their derivative activity. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We plan to adopt the provisions of SFAS 161 on January 1, 2009. The adoption of SFAS 161 is expected to impact our disclosure for derivative instruments starting January 1, 2009.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is not expected to have a material impact on our results of operations and financial condition.

In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. The adoption of EITF 07-5 is not expected to have a material impact on our results of operations and financial condition.

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation Number (FIN) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB

Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. They also clarify that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP 133-1 and FIN 45-4 has impacted our disclosure for financial guarantees.

In September 2008, the EITF ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The adoption of EITF 08-5 is not expected to have a material impact on our results of operations and financial condition.

In November 2008, the FASB ratified EITF, Issue No. 08-6, “Equity-Method Investment Accounting” (EITF 08-6), concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. Equity-method investment should be subject to other-than-temporary impairment analysis. It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-6 is not expected to have a material impact on our results of operations and financial condition.

In November 2008, the EITF ratified EITF Issue No. 08-7 “Defensive Intangible Assets” (EITF 08-7). EITF 08-7 requires an acquiring entity to account defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of the acquirer’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 will be effective for the reporting period beginning after December 15, 2008. The adoption of EITF 08-7 is not expected to have a material impact on our results of operations and financial condition.

In November 2008, the FASB ratified EITF Issue No. 08-8, “For an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary” (EITF 08-8). EITF 08-8 clarifies whether a financial instrument whose payoff to the counterparty is based on the stock of the reporting entity’s consolidated subsidiary could be considered indexed to that reporting entity’s own stock in the consolidated financial statements. EITF 08-8 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-8 is not expected to have a material impact on our results of operations and financial condition.

Outstanding Share Data

As of February 20, 2009, Nortel Networks Corporation had 497,840,534 NNC common shares outstanding.

On February 27, 2009, we obtained Canadian Court approval to terminate, effective as of such date, our equity-based compensation plans (2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested. Prior to such termination, as of February 20, 2009, 28,286,686 issued and 353,566 assumed stock options were outstanding and 18,814,260 and 353,566, respectively, were exercisable for NNC common shares on a one-for-one basis.

As of February 20, 2009, 4,751,899 restricted stock units and 2,065,610 performance stock units that entitled a holder to receive NNC common shares upon vesting were outstanding. Once vested, each such restricted stock unit entitled the holder to receive one NNC common share from treasury. The number of NNC common shares that were to be issued for vested performance stock units could range from 0% to 200% of the number of performance stock units granted, subject to determination of the percentage of target payout, if any, based on the level of achievement of the performance criteria. Based on the foregoing and prior to termination of the equity plans and as of February 20, 2009, a maximum of 4,131,220 NNC common shares could have been issued to satisfy outstanding performance stock units. There were additional restricted stock units and performance stock units outstanding that, when vested, would have been settled in cash instead of NNC common shares due to country-specific rules and regulations.

Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in the Quantitative and Qualitative Disclosures About Market Risk section of our 2008 Annual Report.

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of December 31, 2008, the accruals on the consolidated balance sheet for environmental matters were $11. Based on information available as of December 31, 2008, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities under way at 11 sites that are either currently or previously owned or occupied facilities. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above.

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

Legal Proceedings

For additional information related to our legal proceedings, see the Legal Proceedings section of our 2008 Annual Report.

Cautionary Notice Regarding Forward-Looking Information

Certain statements in this report may contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “targets”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and the actual outcome may be materially different. We have made various assumptions in the preparation of any forward-looking statement in this report.

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following (i) risks and uncertainties relating to our Creditor Protection Proceedings including: (a) risks associated with our ability to: stabilize the business to maximize the chances of preserving all or a portion of the enterprise; develop, obtain required approvals for, and implement a comprehensive restructuring plan, and narrow our strategic focus in an effective and timely manner; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; successfully implement a comprehensive restructuring plan; generate cash from operations and maintain adequate cash on hand; operate within the restrictions and limitations of the current EDC Support Facility or put in place a longer term solution; if necessary, arrange for sufficient debtor-in-possession or other financing; continue to maintain cash management arrangements and obtain any further approvals from the Canadian Monitor, the U.K. Administrators, the U.S. Creditors’ Committee, or other third parties, as necessary to continue such arrangements; raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us; obtain sufficient exit financing to support a comprehensive restructuring plan; maintain R&D investments; realize full or fair value for any assets or business that may be divested as part of a comprehensive restructuring plan; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantial consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; attract and retain customers or avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings; maintain market share, as competitors move to capitalize on customer concerns; operate our business effectively in consultation with the Canadian Monitor, and work effectively with the U.K. Administrators in their administration of the business of the EMEA Debtors; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; retain and incentivize key employees and attract new employees; retain, or if necessary, replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against Nortel in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; reject, repudiate or terminate contracts; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be prescribed pursuant to any comprehensive restructuring plan to outstanding Nortel securities; the delisting of NNC common shares from the NYSE; and the potential delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our business including: the sustained and expanding economic downturn and extraordinarily volatile market conditions and resulting negative impact on our business, results of operations and financial position and its ability to accurately forecast its results and cash position; cautious capital spending by customers as a result of factors including current economic uncertainties; fluctuations in foreign currency exchange rates; any requirement to make larger contributions to defined benefit plans in the future; a high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding; the sufficiency of workforce and cost reduction initiatives; any negative developments associated with our suppliers and contract manufacturers including our reliance on certain suppliers for key optical networking solutions components and on one supplier for most of our manufacturing and design functions; potential penalties, damages or cancelled customer contracts from failure to meet contractual obligations including delivery and installation deadlines and any defects or errors in our current or planned products; significant competition, competitive pricing practices, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse affects on our performance if our expectations regarding market demand for particular products prove to be wrong; potential higher operational and financial risks associated with our international operations; a failure to protect our intellectual property rights; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; failure to maintain integrity of our information systems; changes in regulation of the Internet or other regulatory changes; our potential inability to maintain an effective risk management strategy.

For additional information with respect to certain of these and other factors, see the “Risk Factors” section of our 2008 Annual Report and other securities filings with the SEC. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign currency exchange rates. We maintain risk management control systems to monitor market risks and counterparty risks. These systems rely on analytical techniques including both sensitivity analysis and value-at-risk estimations. We do not hold or issue financial instruments or third party equity securities for trading purposes.

Termination of Derivative Hedging Instruments

To manage the risk from fluctuations in interest rates and foreign currency exchange rates, we had entered into various derivative hedging transactions in accordance with our policies and procedures. However, as a result of our Creditor Protection Proceedings, the financial institutions that were counterparties in respect of these transactions have terminated the related instruments. Consequently, we are now fully exposed to these risks and we are unable to mitigate them. We expect to remain so exposed at least until the conclusion of the Creditor Protection Proceedings.

Additional disclosure regarding our derivative hedging instruments is included in note 13, “Financial instruments and hedging activities” to the accompanying audited consolidated financial statements.

Foreign Currency Exchange Risk

Our most significant foreign currency exchange exposures for the year ended December 31, 2008 were in the Canadian Dollar, the British Pound, the Euro and the Korean Won. The net impact of foreign currency exchange fluctuations resulted in a loss of $38 in 2008, a gain of $176 in 2007, and a loss of $12 in 2006.

Given our exposure to international markets, it has been our practice to try to minimize the impact of such currency fluctuations through our ongoing commercial practices and, prior to the commencement of the Creditor Protection Proceedings, by attempting to hedge our major currency exposures. We regularly identify and monitor operations and transactions that may have material exposure based upon an excess or deficiency of foreign currency receipts over foreign currency expenditures. Prior to the initiation of our Creditor Protection Proceedings and termination of our derivative hedging instruments, we attempted to manage these exposures using forward and option contracts to hedge sale and purchase commitments. For example, we had entered into U.S. to Canadian Dollar forward and option contracts intended to hedge the U.S. to Canadian Dollar exposure on future revenues and expenditure streams. As noted above, we are no longer able to mitigate this risk through the use of derivative hedging instruments and are now fully exposed to this risk.

If an increasing proportion of our business is denominated in currencies other than U.S. Dollars, fluctuations in foreign currencies will increasingly affect us, although we cannot predict whether we will incur foreign currency exchange gains or losses. If significant losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition.

In accordance with SFAS 133, we recognized gains and losses on the effective portion of the derivative hedging instruments previously held by us in earnings (loss) when the hedged transaction occurred. As of December 31, 2008, none of our cash flow hedges met the criteria for hedge accounting and therefore were considered non-designated hedging strategies in accordance with SFAS 133. As such, any gains and losses related to these contracts were recognized in results of operations at the end of each reporting period for the life of the contract.

We use sensitivity analysis to measure our foreign currency exchange risk. We compute the potential decrease in cash flows that may result from adverse changes in foreign exchange rates. The balances are segregated by source currency and a hypothetical unfavorable variance in foreign exchange rates of 10% is applied to each net source currency position, using year-end rates to determine the potential decrease in cash flows over the next year. The sensitivity analysis includes all foreign currency-denominated cash, short-term and long-term debt, and derivative hedging instruments that will impact cash flows over the next year that are held at December 31, 2008 and 2007. The underlying cash flows that relate to the hedged firm commitments are not included in the analysis. The analysis is performed at the reporting date and assumes no future changes in the balances or timing of cash flows from the year-end position. Further, the model assumes no correlation in the movement of foreign currency exchange rates. Based on a one-year time horizon, a 10% adverse change in exchange rates would have resulted in a potential decrease in fair market value of equity of $133 as of December 31, 2008, and a potential decrease in fair market value of equity of $134 as of December 31, 2007. This potential decrease would result primarily from our exposure to the Canadian Dollar, the British Pound, the Euro and the Korean Won. Because we do

not have access to derivative hedging instruments at this time, we also performed the sensitivity analysis as of December 31, 2008 assuming no such instruments. Under that analysis, based on a one-year time horizon, a 10% adverse change in exchange rates would have resulted in a potential decrease in fair market value of equity of $96 as of December 31, 2008.

Interest Rate Risk

Our debt is subject to changes in fair value resulting from changes in market interest rates. Historically, and prior to the initiation of our Creditor Protection Proceedings and termination by the financial institutions of our derivative hedging instruments, we have managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate derivative hedging instruments denominated in U.S. Dollars. For example, we had hedged a portion of this exposure using fixed for floating interest rate swaps on the $550 of senior fixed rate notes due 2013 issued by NNL in July 2006 (2013 Fixed Rate Notes). We are no longer able to mitigate this risk through the use of derivative hedging instruments and are now fully exposed to this risk. While operating as a debtor-in-possession, however, in accordance with SOP 90-7, we will record interest expense only to the extent that (i) interest will be paid during our Creditor Protection Proceedings, or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim.

In 2008, because the swaps for the 2013 Fixed Rate Notes passed the hedge effectiveness designation criteria in accordance with SFAS 133, the change in fair value of the swaps was recognized in earnings (loss), with offsetting amounts related to the change in the fair value of the hedged debt attributable to interest rate changes also recognized in earnings (loss). Any ineffective portion of the swaps would be recognized in results of operations at the end of each reporting period for the life of the contract, without any offset.

We use sensitivity analysis to measure our interest rate risk. The sensitivity analysis includes cash, our outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate. A 100 basis point adverse change in interest rates would have resulted in a potential decrease in fair market value of equity of $171 as of December 31, 2008 and a potential decrease in fair market value of equity of $61 as of December 31, 2007. Because we do not have access to such instruments at this time, we also performed the sensitivity analysis as of December 31, 2008 assuming no such instruments. Under that analysis, based on a one-year time horizon, a 100 basis point adverse change in interest rates would have resulted in a potential decrease in fair market value of equity of $165 as of December 31, 2008.

Equity Price Risk

The values of our equity investments in several third party publicly traded companies are subject to market price volatility. These investments are generally in companies in the technology industry sector and are classified as available for sale. We typically do not attempt to reduce or eliminate our market exposure on these securities. We also hold certain derivative instruments or warrants that are subject to market price volatility because their value is based on the common share price of a publicly traded company. These derivative instruments are generally acquired in connection with original equipment manufacturer arrangements with strategic partners, or acquired through business acquisitions or divestitures. As of December 31, 2008, a hypothetical 20% adverse change in the stock prices of publicly traded equity securities issued by third parties and held by Nortel, and the related underlying stock prices of publicly traded equity securities for certain of our derivative instruments, would result in a loss in their aggregate fair value of $0.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Nortel Networks Corporation:

We have audited the accompanying consolidated balance sheets of Nortel Networks Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in equity (deficit) and comprehensive income (loss) and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Nortel Networks Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortel Networks Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Nortel Networks Corporation and subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company and certain of its Canadian subsidiaries filed for creditor protection pursuant to the provisions of the Companies’ Creditors Arrangement Act; certain of the Company’s United States subsidiaries filed voluntary petitions seeking to reorganize under Chapter 11 of the United States Bankruptcy Code; certain of the Company’s subsidiaries in Europe, the Middle East and Africa made consequential filings under the Insolvency Act 1986 in the United Kingdom; and the Company’s Israeli subsidiaries made consequential filings under the Israeli Companies Law 1999. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”; and Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As discussed in Note 3 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nortel Networks Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

March 2, 2009

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders and Board of Directors of

Nortel Networks Corporation

We have audited the accompanying consolidated statements of operations, changes in equity (deficit) and comprehensive income (loss) and cash flows of Nortel Networks Corporation and subsidiaries (“Nortel”) for the year ended December 31, 2006. These financial statements are the responsibility of Nortel’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Nortel’s operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

Toronto, Canada

March 15, 2007, except as to notes 5, 6, 7 and 24, which are as of September 7, 2007 and the effect of the retrospective adjustments for a change in the segment performance measure as described in note 6, which is as of March 2, 2009

COMMENTS BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCE

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the company’s financial statements, such as the changes described in Note 3 to the financial statements. Our report to the Shareholders and Board of Directors of Nortel dated March 15, 2007 (except as to notes 5, 6, 7 and 24, which are as of September 7, 2007 and the effect of the retrospective adjustments for a change in the segment performance measure as described in note 6, which is as of March 2, 2009) with respect to the consolidated financial statements is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

Toronto, Canada

March 15, 2007, except as to notes 5, 6, 7 and 24, which are as of September 7, 2007 and the effect of the retrospective adjustments for a change in the segment performance measure as described in note 6, which is as of March 2, 2009

NORTEL NETWORKS CORPORATION

Consolidated Statements of Operations for the years ended December 31

(Under Creditor Protection Proceedings as of January 14, 2009—note 1)

	2008	2007	2006
	(Millions of U.S. Dollars, except per share amounts)

Revenues:
Products	$9,189	$9,654	$10,158
Services	1,232	1,294	1,260

Total revenues	10,421	10,948	11,418

Cost of revenues:
Products	5,483	5,650	6,267
Services	653	684	712

Total cost of revenues	6,136	6,334	6,979

Gross profit	4,285	4,614	4,439

Operating expenses:
Selling, general and administrative expense (note 4)	2,153	2,490	2,503
Research and development expense (note 4)	1,573	1,723	1,939
Amortization of intangible assets	46	50	26
In-process research and development expense	—	—	22
Special charges	302	210	105
Loss (gain) on sales of businesses and assets(a)	(11)	(31)	(206)
Shareholder litigation settlement recovery	—	(54)	(219)
Regulatory investigation expense	—	35	—
Goodwill impairment (note 5)	2,379	—	—
Other operating expense (income)—net (note 4)	25	(35)	(13)

Total operating expenses	6,467	4,388	4,157

Operating earnings (loss)	(2,182)	226	282
Other income (expense)—net (note 4)	(62)	204	59
Interest and dividend income	110	221	140
Interest expense
Long-term debt	(308)	(352)	(272)
Other	(14)	(29)	(68)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(2,456)	270	141
Income tax expense (note 8)	(3,193)	(1,114)	(60)

	(5,649)	(844)	81
Minority interests—net of tax	(152)	(115)	(59)
Equity in net earnings (loss) of associated companies—net of tax	2	2	(3)

Net earnings (loss) before cumulative effect of accounting change	(5,799)	(957)	19
Cumulative effect of accounting change—net of tax (note 3)	—	—	9

Net earnings (loss)	$(5,799)	$(957)	$28

Basic and diluted earnings (loss) per common share	$(11.64)	$(1.98)	$0.06

(a)	Includes related costs.

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

Consolidated Balance Sheets as of December 31

(Under Creditor Protection Proceedings as of January 14, 2009—note 1)

	2008	2007
	(Millions of U.S. Dollars)
ASSETS
Current assets
Cash and cash equivalents	$2,397	$3,532
Short-term investments	65	—
Restricted cash and cash equivalents	36	76
Accounts receivable—net	2,154	2,583
Inventories—net	1,477	2,002
Deferred income taxes—net	44	487
Other current assets	455	467

Total current assets	6,628	9,147
Investments	127	194
Plant and equipment—net	1,272	1,532
Goodwill	180	2,559
Intangible assets—net	143	213
Deferred income taxes—net	12	2,868
Other assets	475	555

Total assets	$8,837	$17,068

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Trade and other accounts payable	$1,001	$1,187
Payroll and benefit-related liabilities	453	690
Contractual liabilities	213	272
Restructuring liabilities	146	100
Other accrued liabilities (note 4)	2,674	3,825
Long-term debt due within one year	19	698

Total current liabilities	4,506	6,772
Long-term debt	4,501	3,816
Deferred income taxes—net	11	17
Other liabilities (note 4)	2,948	2,875

Total liabilities	11,966	13,480

Minority interests in subsidiary companies	822	830
Guarantees, commitments, contingencies and subsequent events (notes 1, 14, 15, 22 and 23)

SHAREHOLDERS’ EQUITY (DEFICIT)
Common shares, without par value—Authorized shares: unlimited;
Issued and outstanding shares: 497,893,086 and 437,423,006 for 2008 and 2007, respectively	35,593	34,028
Additional paid-in capital	3,547	5,025
Accumulated deficit	(42,362)	(36,532)
Accumulated other comprehensive income (loss)	(729)	237

Total shareholders’ equity (deficit)	(3,951)	2,758

Total liabilities and shareholders’ equity (deficit)	$8,837	$17,068

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

Consolidated Statements of Changes in Equity (Deficit) and Comprehensive Income (Loss)

(Under Creditor Protection Proceedings as of January 14, 2009—note 1)

	2008	2007	2006
	(Millions of U.S. Dollars)
Common shares
Balance at the beginning of the year	$34,028	$33,938	$33,932
Common shares issued—net	—	6	1
Common shares cancelled related to acquisitions—net	—	—	(5)
Common shares issued related to the Global Class Action Settlement	1,539	69	—
Fair value and costs associated with share-based compensation plans and stock purchase plans	26	15	10

Balance at the end of the year	35,593	34,028	33,938

Additional paid-in capital
Balance at the beginning of the year	5,025	3,378	3,281
Fair value and costs associated with share-based compensation plans and stock purchase plans	(26)	(15)	(6)
Global Class Action Settlement—net	(1,539)	1,557	—
Stock option compensation	46	76	93
Restricted stock units	31	23	8
Performance stock units	5	6	2
Deferred share units	4	—	—
Other	1	—	—

Balance at the end of the year	3,547	5,025	3,378

Accumulated deficit
Balance at the beginning of the year	(36,532)	(35,574)	(35,602)
Net earnings (loss)	(5,799)	(957)	28
Adoption of FIN 48 (note 3)	—	(1)	—
Adoption of FASB Statement No. 158 (notes 3 and 9)	(33)	—	—
Other	2	—	—

Balance at the end of the year	(42,362)	(36,532)	(35,574)

Accumulated other comprehensive income (loss)
Balance at the beginning of the year	237	(621)	(848)
Foreign currency translation adjustment	(246)	301	284
Unrealized gain (loss) on investments—net	(10)	(13)	8
Unrealized derivative gain (loss) on cash flow hedges—net	—	10	(17)
Minimum pension liability adjustment—net	—	—	94
Change in unamortized pension and post-retirement actuarial losses and prior service cost	(715)	560	—

Other comprehensive income (loss)	(971)	858	369
Adoption of FASB Statement No. 158—net (notes 3 and 9)	5	—	(142)

Balance at the end of the year	(729)	237	(621)

Total shareholders’ equity (deficit)	$(3,951)	$2,758	$1,121

Total comprehensive income (loss) for the year
Net earnings (loss)	$(5,799)	$(957)	$28
Other comprehensive income (loss)	(971)	858	369

Total comprehensive income (loss) for the year	$(6,770)	$(99)	$397

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

Consolidated Statements of Cash Flows for the years ended December 31

(Under Creditor Protection Proceedings as of January 14, 2009—note 1)

	2008	2007	2006
	(Millions of U.S. Dollars)
Cash flows from (used in) operating activities
Net earnings (loss)	$(5,799)	$(957)	$28
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Amortization and depreciation	337	328	290
Goodwill impairment	2,379	—	—
Non-cash portion of shareholder litigation settlement recovery	—	(54)	(219)
Non-cash portion of special charges	18	13	3
In-process research and development expense	—	—	22
Equity in net loss (earnings) of associated companies—net of tax	(3)	(2)	3
Share-based compensation expense	84	105	112
Deferred income taxes	3,053	1,019	31
Cumulative effect of accounting change—net of tax	—	—	(9)
Pension and other accruals	129	277	346
Loss (gain) on sales and write downs of investments, businesses and assets—net	(1)	(26)	(200)
Minority interests—net of tax	152	115	59
Other—net	(7)	(205)	220
Change in operating assets and liabilities:
Other (note 4)	(909)	(431)	(449)
Global Class Action Settlement—net	—	(585)	—

Net cash from (used in) operating activities	(567)	(403)	237

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(159)	(235)	(316)
Proceeds on disposals of plant and equipment	—	90	143
Change in restricted cash and cash equivalents	39	563	(557)
Increase in short-term and long-term investments	(362)	—	—
Decrease in short-term and long-term investments	286	—	—
Acquisitions of investments and businesses—net of cash acquired	(113)	(85)	(146)
Proceeds from the sales of investments and businesses and assets—net	(1)	75	603

Net cash from (used in) investing activities	(310)	408	(273)

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to minority interests	(35)	(52)	(60)
Capital repayment to minority owners	(36)	—	—
Increase in notes payable	177	76	105
Decrease in notes payable	(138)	(81)	(79)
Proceeds from issuance of long-term debt	668	1,150	3,300
Repayments of long-term debt	(675)	(1,125)	(2,725)
Debt issuance costs	(13)	(23)	(42)
Increase in capital leases obligations	—	—	1
Repayments of capital leases obligations	(22)	(24)	(17)
Issuance of common shares	—	10	1
Common share consolidation costs	—	—	(1)

Net cash from (used in) financing activities	(74)	(69)	483

Effect of foreign exchange rate changes on cash and cash equivalents	(184)	104	94

Net increase (decrease) in cash and cash equivalents	(1,135)	40	541
Cash and cash equivalents at beginning of year	3,532	3,492	2,951

Cash and cash equivalents at end of year	$2,397	$3,532	$3,492

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

Notes to Consolidated Financial Statements

(Under Creditor Protection Proceedings as of January 14, 2009—note 1)

(Millions of U.S. Dollars, except per share amounts, unless otherwise stated)

1. Creditor Protection and Restructuring

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

CCAA Proceedings

On January 14, 2009 (“Petition Date”), Nortel Networks Corporation (“Nortel”), Nortel Networks Limited (“NNL”) and certain other Canadian subsidiaries (“Canadian Debtors”) obtained an initial order from the Ontario Superior Court of Justice (“Canadian Court”) for creditor protection for 30 days, pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”), which was subsequently extended to May 1, 2009 and is subject to further extension by the Canadian Court (“CCAA Proceedings”). There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time, to extend the applicable stays of actions and proceedings against Nortel. Pursuant to the initial order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the initial order, Ernst & Young Inc. was named as the court-appointed monitor (“Canadian Monitor”) under the CCAA Proceedings. The Canadian Monitor will report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise the Canadian Debtors on their development of a comprehensive restructuring plan and, to the extent required, assist the Canadian Debtors with a restructuring.

As a consequence of the commencement of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor preceding the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until May 1, 2009, or such further date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the United States Bankruptcy Court for the District of Delaware (“U.S. Court”) as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code and, as a result, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor preceding the Petition Date and substantially all pending claims and litigation against any of the Canadian Debtors operating in the U.S. also have been stayed.

In connection with the Creditor Protection Proceedings, the Canadian Debtors have granted a charge against some or all of Nortel’s and their assets and any proceeds from and sales thereof, as follows and in the following priority:

•

First, the administration charge, in an amount not to exceed CAD$5 in favor of the Canadian Monitor and its counsel and counsel to the Canadian Debtors against all of the property of the Canadian Debtors, to secure payment of professional fees and disbursements before and after the Petition Date;

•

Second, the Carling facility charges, in favor of Nortel Networks Inc. (“NNI”) as security for amounts owed by NNL and Nortel Networks Technology Corporation (NNTC) to NNI with respect to a post-Petition Date intercompany revolving loan agreement, against the fee simple interest of NNTC and the leasehold interest of NNL in the real property located at 3500 Carling Avenue, Labs 1-10, Ottawa, Ontario, such charge not to exceed the amount of any such loan plus related interest and fees;

•

Third, a charge, in favor of EDC (as defined below) against all of the property of the Canadian Debtors as security for new support provided by EDC to NNL under the EDC Support Facility (as defined below) including increases in or renewals or extensions of support existing on the Petition Date;

•

Fourth, the directors’ charge, against all property of the Canadian Debtors in an amount not exceeding CAD$90, as security for their obligation to indemnify their respective directors and officers for all claims that may be made against them relating to any failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations arising during the CCAA Proceedings, and related legal fees and expenses.

•

Fifth, the intercompany charge, in favor of any U.S. Debtor (as defined below) that has made or may make a post-Petition Date intercompany loan or other transfer (including of goods or services) to one or more of the Canadian Debtors (including amounts owed by NNL to NNI on the Petition Date under a certain intercompany loan agreement) against the property of the Canadian Debtor that receives such loan or transfer, to secure payments or repayments relating thereto, such charge not to exceed the amount of any such loan or transferred goods or services, plus related interest and fees.

Chapter 11 Proceedings

Also on the Petition Date, Nortel Networks Inc. (“NNI”), Nortel Networks Capital Corporation (“NNCC”) and certain other of Nortel’s U.S. subsidiaries (“U.S. Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Court (“Chapter 11 Proceedings”). The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course and transition into the Chapter 11 process with as little disruption to their business as possible. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue its cash management system, including a revolving loan agreement between NNI as lender and NNL as borrower with an initial advance to NNL of $75 to support NNL’s ongoing working capital and general corporate funding requirements; and to continue honoring customer program obligations and paying suppliers for goods and services received on or after the Petition Date.

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware (“U.S. Trustee”) appointed an official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Flextronics Corporation, Airvana, Inc., Pension Benefit Guaranty Corporation and Law Debenture Trust Company of New York (“U.S. Creditors’ Committee”). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court or on any comprehensive restructuring plan, once developed and proposed. In addition, a group purporting to hold substantial amounts of Nortel’s publicly traded debt has organized (“Bondholder Group”). The role of the Bondholder Group in the Chapter 11 Proceedings and the CCAA Proceedings has not yet been formalized and may develop and change over the course of such proceedings. Disagreements between the Debtors and the U.S. Creditors’ Committee and the Bondholder Group

could protract the Creditor Protection Proceedings (as defined below), negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Creditor Protection Proceedings.

As a consequence of the commencement of the Chapter 11 Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any U.S. Debtor preceding the Petition Date and substantially all pending claims and litigation against the U.S. Debtors have been automatically stayed for the pendency of the Chapter 11 Proceedings (absent any court order lifting the stay). In addition, NNI applied for and obtained an order in the Canadian Court recognizing the Chapter 11 Proceedings in the U.S. as “foreign proceedings” in Canada and giving effect, in Canada, to the automatic stay under the U.S. Bankruptcy Code.

U.K. Administration Proceedings

Also on the Petition Date, certain of Nortel’s Europe, Middle East and Africa (“EMEA”) subsidiaries (“EMEA Debtors”) made consequential filings and each obtained an administration order from the English High Court of Justice (“English Court”) under the Insolvency Act 1986 (“U.K. Administration Proceedings”). The applications were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (EC) No 1346/2000 on creditor protection proceedings and on the basis that each EMEA Debtor’s center of main interests is in England. Under the terms of the orders a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to our EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively “U.K. Administrators”) to manage the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The administration orders provide for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of Nortel’s operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey. Certain of Nortel’s Israeli subsidiaries (“Israeli Debtors”) have commenced a separate creditor protection process in Israel (“Israeli Proceedings”).

The Canadian Debtors, U.S. Debtors, EMEA Debtors and Israeli Debtors are together referred to as the Debtors and the CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings and Israeli Proceedings are together referred to as the Creditor Protection Proceedings.

Contributing factors

Nortel operates in a highly volatile telecommunications industry that is characterized by vigorous competition for market share and rapid technological development. In recent years, Nortel’s operating costs have generally exceeded its revenues, resulting in negative cash flow. A number of factors have contributed to these results, including competitive pressures in the telecommunications industry, an inability to sufficiently reduce operating expenses, costs related to ongoing restructuring efforts described below, significant customer and competitor consolidation, customers cutting back on capital expenditures and deferring new investments, and the poor state of the global economy. In recent years, Nortel has taken a wide range of steps to attempt to address these issues, including a series of restructurings that have reduced the number of worldwide employees from more than 90,000 in 2000 to approximately 30,000 (including employees in joint ventures) as of December 31, 2008. In particular, in 2005, under the direction of new management, Nortel began to develop a Business Transformation Plan with the goal of addressing its most significant operational challenges, simplifying the organizational structure and maintaining a strong focus on revenue generation and improving operating margins including quality improvements and cost reductions.

These restructuring measures, however, have not provided adequate relief from the significant pressures Nortel is experiencing. As global economic conditions dramatically worsened beginning in September 2008,

Nortel experienced significant pressure on its business and faced a deterioration of its cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and potentially prolonged recessionary period have compounded the situation.

In addition, Nortel has made significant cash payments related to its restructuring programs, Global Class Action Settlement (as defined in note 22), debt servicing costs and pension plans over the past several years. Due to the adverse conditions in the financial markets globally, the value of the assets held in its pension plans has declined significantly resulting in significant increases to pension plan liabilities that could have resulted in a significant increase in future pension plan contributions. It became increasingly clear that the struggle to reduce operating costs during a time of decreased customer spending and massive global economic uncertainty put substantial pressure on Nortel’s liquidity position globally, particularly in North America.

Market conditions further restricted Nortel’s ability to access capital markets, which was compounded by recent actions taken by rating agencies with respect to its credit ratings. In December 2008, Moody’s Investor Service, Inc. issued a downgrade of the Nortel family rating from B3 to Caa2. With no access to the capital markets, limited prospects of the capital markets opening up in the near term, substantial interest carrying costs on over $4,000 of unsecured public debt, and significant pension plan liabilities expected to increase in a very substantial manner principally due to the adverse conditions in the financial markets globally, it became imperative for Nortel to protect its cash position.

After extensive consideration of all other alternatives, Nortel determined, with the unanimous authorization of its Board of Directors after thorough consultation with its advisors, that a comprehensive financial and business restructuring could be most effectively and quickly achieved within the framework of creditor protection proceedings in multiple jurisdictions. As a consequence, on the Petition Date, Nortel initiated creditor protection proceedings under the respective restructuring regimes of Canada, the U.S., and the U.K., and subsequently Israel. Nortel’s affiliates in Asia, including LG-Nortel Co. Ltd. (“LG-Nortel”), a joint venture with LG Electronics, Inc. (“LGE”), and in CALA, as well as the Nortel Government Solutions business (“NGS”), are not included in these proceedings.

Nortel initiated the Creditor Protection Proceedings with a consolidated cash balance, as at December 31, 2008, of $2,400, in order to preserve its liquidity and fund operations during the restructuring process. The Creditor Protection Proceedings will allow Nortel to reassess its business strategy with a view to developing a comprehensive financial and business restructuring plan (comprehensive restructuring plan), also referred to as a “plan of reorganization” in the U.S. or a “plan of compromise or arrangement” in Canada.

Business Operations

During the Creditor Protection Proceedings, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation.

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the initial order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of Nortel’s obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators decide whether an EMEA Debtor should perform under a contract on the basis of whether it is in the interests of the administration to do so. Any claims which result from an EMEA Debtor rejecting or repudiating any contract or arrangement will usually be secured. Claims may arise as a result of a Debtor rejecting or repudiating any contract or arrangement.

On February 23, 2009, the U.S. Court authorized the U.S. Debtors to reject certain unexpired leases of non-residential real property and related subleases as of February 28, 2009.

Comprehensive Restructuring Plan

Nortel is in the process of stabilizing its business to maximize the chances of preserving all or a portion of the enterprise and evaluating its various operations to determine how to narrow its strategic focus in an effective and timely manner, in consultation with its business and financial advisors. While Nortel undertakes this process, its previously announced intention to explore the divestiture of its Metro Ethernet Networks (“MEN”) business has been put on hold. Nortel has also decided to discontinue its mobile WiMAX business and sell its Layer 4-7 data portfolio (see note 23). Further, Nortel will be significantly reducing its investment in its Carrier Ethernet switch/router (CESR) portfolio, while continuing to ship products and support its installed base of Carrier Ethernet customers. Nortel will continue to utilize its Carrier Ethernet technology in its other MEN and other solutions. The Creditor Protection Proceedings and the development of a comprehensive restructuring plan may result in additional sales or divestitures, but Nortel can provide no assurance that it will be able to complete any sale or divestiture on acceptable terms or at all. On February 18, 2009, the U.S. Court approved procedures for the sale or abandonment by the U.S. Debtors of assets with a de minimis value. The Canadian Debtors and EMEA Debtors can generally take similar actions with the approval of the Canadian Monitor and the U.K. Administrators, respectively. As Nortel works on developing a comprehensive restructuring plan, it will consult with the Canadian Monitor, the U.K. Administrators and the U.S. Creditors’ Committee, and any such plan would eventually be subject to the approval of affected creditors and the relevant courts. There can be no assurance that any such plan will be confirmed or approved by any of the relevant courts or affected creditors, or that any such plan will be implemented successfully.

Export Development Canada Support Facility; Other Contracts & Debt Instruments

Effective January 14, 2009, NNL entered into an agreement with Export Development Canada (“EDC”) to permit continued access by NNL to the EDC facility (“EDC Support Facility”) for an interim period to February 13, 2009, for up to $30 of support based on its then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions who issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. On February 10, 2009, EDC agreed to extend this interim period to May 1, 2009. This support is secured by a charge on the Canadian Debtors’ assets. Nortel and EDC continue to work together to see if a longer term arrangement, acceptable to both parties, can be reached.

Nortel’s filings under Chapter 11 of the U.S. Bankruptcy Code and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, Nortel may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. Nortel believes that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to May 1, 2009. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings.

The Creditor Protection Proceedings may have also constituted events of default under other contracts and leases of the Debtors. In addition, the Debtors may not be in compliance with various covenants under other contracts and leases. Depending on the jurisdiction, actions taken by counterparties or lessors based on such events of default and other breaches may be unenforceable as a result of the Creditor Protection Proceedings.

In addition, the Creditor Protection Proceedings may have caused, directly or indirectly, defaults or events of default under the debt instruments and/or contracts and leases of certain of Nortel’s non-Debtor entities. These events of default (or defaults that become events of default) could give counterparties the right to accelerate the maturity of this debt or terminate such contracts or leases.

Flextronics

On January 14, 2009, Nortel announced that NNL had entered into an amendment to arrangements with a major supplier, Flextronics Telecom Systems, Ltd. (Flextronics). Under the terms of the amendment, NNL agreed to commitments to purchase $120 of existing inventory by July 1, 2009 and to make quarterly purchases of other inventory, and to terms relating to payment and pricing. Flextronics has notified Nortel of its intention to terminate certain other arrangements upon 180 days’ notice (in July 2009) pursuant to the exercise by Flextronics of its contractual termination rights, while the other arrangements between the parties will continue in accordance with their terms. Nortel believes that its arrangements with Flextronics are subject to the initial order granted by the Canadian Court that stays its suppliers from terminating their agreements with Nortel.

Directors’ and Officers’ Compensation and Indemnification

The Canadian Court has ordered the Canadian Debtors to indemnify their respective directors and officers for all claims that may be made against them relating to any failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations arising during the CCAA Proceedings. The Canadian Court has also granted a charge against all property of the Canadian Debtors, in the aggregate amount not exceeding CAD $90, as security for such indemnities and related legal fees and expenses.

In addition, in conjunction with the Creditor Protection Proceedings, NNC established a directors’ and officers’ trust (“D&O Trust”) in the amount of approximately CAD $12. The purpose of the D&O Trust is to provide a trust fund for the payment of liability claims (including defense costs) that may be asserted against individuals who serve as directors and officers of NNC, or as directors and officers of other entities at NNC’s request (such as subsidiaries and joint venture entities), by reason of that association with NNC or other entity, to the extent that such claims are not paid or satisfied out of insurance maintained by NNC and NNC is unable to indemnify the individual. Such liability claims would include claims for unpaid statutory payment or remittance obligations of NNC or such other entities for which such directors and officers have personal statutory liability but will not include claims for which NNC is prohibited by applicable law from providing indemnification to such directors or officers. The D&O Trust also may be drawn upon to maintain directors’ and officers’ insurance coverage in the event NNC fails or refuses to do so. The D&O Trust will remain in place until the later of December 31, 2015 or three years after all known actual or potential claims have been satisfied or resolved, at which time any remaining trust funds will revert to NNC.

As part of the relief sought in the CCAA Proceedings, Nortel requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding any outstanding elections, during the period in which the directors continue as directors in the CCAA Proceedings. On the Petition Date, the Canadian Court granted an order providing that Nortel’s directors are entitled to receive remuneration in cash on a current basis at current compensation levels less an overall $0.025 reduction notwithstanding the terms of, or elections made under, the DSC Plans (as defined in note 20).

Basis of presentation and going concern issues

The commencement of the Creditor Protection Proceedings raises substantial doubt as to whether Nortel will be able to continue as a going concern. The audited consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the SEC as applied by Nortel prior to the Creditor Protection Proceedings. While the Debtors have filed for and been granted creditor protection, the audited consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Creditor Protection Proceedings provide Nortel with a period of time to stabilize its operations and financial condition and develop a comprehensive restructuring plan. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in any restructuring will result in improvements to Nortel’s financial condition sufficient to allow it to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in the audited consolidated financial statements. The audited consolidated financial statements do not reflect any adjustments related to conditions that arose subsequent to December 31, 2008.

The audited consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholders accounts, the effect of any changes that may be made in Nortel’s capitalization; or (d) as to operations, the effect of any changes that may be made in Nortel’s business.

Although Nortel is headquartered in Canada, the audited consolidated financial statements are expressed in U.S. Dollars as the greater part of the financial results and net assets of Nortel are denominated in U.S. Dollars.

Certain prior year amounts have been reclassified to conform to Nortel’s current presentation, as set out in notes 4 and 6.

2. Significant accounting policies

(a) Principles of consolidation

The financial statements of entities which are controlled by Nortel through voting equity interests, referred to as subsidiaries, are consolidated into Nortel’s results. Entities which are controlled jointly with another entity, referred to as joint ventures, and entities which are not controlled by Nortel but over which Nortel has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Variable Interest Entities (“VIEs”) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation No. (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities— an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), are entities in which equity investors generally do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by Nortel when it is determined that it will, as the primary beneficiary, absorb the majority of any of the VIEs’ expected losses and/or expected residual returns. Intercompany accounts and transactions are eliminated upon consolidation and unrealized intercompany gains and losses are eliminated when accounting under the equity method.

(b) Use of estimates

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable, inventory provisions and outsourced manufacturing related obligations, product warranties, estimated useful lives of intangible assets and plant and equipment, asset valuations, impairment and recoverability assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, share-based compensation and contingencies.

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

The financial statements of Nortel’s operations whose functional currency is the U.S. Dollar but where the underlying transactions are in a different currency are translated into U.S. Dollars at the exchange rate in effect at the balance sheet date with respect to monetary assets and liabilities. Non-monetary assets and liabilities of these operations, and related amortization and depreciation expenses, are translated at the historical exchange rate. Revenues and expenses, other than amortization and depreciation, are translated at the average rate for the period in which the transaction occurred.

(d) Revenue recognition

Nortel’s products and services are generally sold pursuant to a contract and the terms of the contract, taken as a whole, determine the appropriate revenue recognition models to be applied. Product revenue includes revenue from arrangements that include services such as installation, engineering and network planning where the services could not be separated from the arrangement because the services are essential or fair value could not be established. Where services are not bundled with product sales, services revenue is reported separately in the consolidated statements of operations.

Depending on the terms of the contract and types of products and services sold, Nortel recognizes revenue under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”), and FASB Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenues are reduced for returns, allowances, rebates, discounts and other offerings in accordance with the agreement terms.

Nortel regularly enters into multiple contractual agreements with the same customer. These agreements are reviewed to determine whether they should be evaluated as one arrangement in accordance with AICPA Technical Practice Aid 5100.39, “Software Revenue Recognition for Multiple-Element Arrangements”.

For arrangements with multiple deliverables entered into after June 30, 2003, where the deliverables are governed by more than one authoritative accounting standard, Nortel applies EITF 00-21 and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis, (b) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of Nortel.

If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. So long as elements otherwise governed by separate authoritative accounting standards cannot be treated as separate units of accounting under the guidance in EITF 00-21, the elements are combined into a single unit of accounting for revenue recognition purposes. In this case, revenue allocated to the unit of accounting is deferred until all combined elements have been delivered or, once there is only one remaining element to be delivered, based on the revenue recognition guidance applicable to the last delivered element within the unit of accounting.

For arrangements that include hardware and software where software is considered more than incidental to the hardware, provided that the software is not essential to the functionality of the hardware and the hardware and software represent separate units of accounting, revenue related to the software element is recognized under SOP 97-2 and revenue related to the hardware element is recognized under SOP 81-1 or SAB 104. For arrangements where the software is considered more than incidental and essential to the functionality of the hardware, or where the hardware is not considered a separate unit of accounting from the software deliverables, revenue is recognized for the software and the hardware as a single unit of accounting pursuant to SOP 97-2 for off-the-shelf products and pursuant to SOP 81-1 for customized products. Revenue for hardware that does not require significant customization or other essential services, and where any software is considered incidental, is recognized under SAB 104.

For elements related to customized network solutions designed and built to customer specific requirements, revenues are recognized in accordance with SOP 81-1, generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are recorded based on the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on these contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. In circumstances where reasonably dependable cost estimates cannot be made for a customized network solution or build-out, all revenues and related costs are deferred until completion of the solution or element (“completed contract method”). Generally, the terms of SOP 81-1 contracts provide for progress billings based on completion of certain phases of work. Unbilled SOP 81-1 contract revenues recognized are accumulated in the contracts in progress account included in accounts receivable—net. Billings in excess of revenues recognized to date on these contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities until recognized as revenue. This classification also applies to billings in advance of revenue recognized on combined units of accounting under EITF 00-21 that contain both SOP 81-1 and non SOP 81-1 elements.

Revenue is recognized under SAB 104 when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and in certain jurisdictions, legal title, has been transferred to the customer.

For arrangements where the criteria for revenue recognition have not been met because legal title or risk of loss on products does not transfer to the customer until final payment has been received or where delivery has not occurred, revenue is deferred to a later period when the outstanding criteria have been met. For arrangements where the customer agrees to purchase products but Nortel retains physical possession until the customer requests delivery (“bill and hold arrangements”), revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

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

Under SOP 97-2, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

Deferred costs are presented as current or long-term in the consolidated balance sheet, consistent with the classification of the related deferred revenues.

(e) Research and development

R&D costs are charged to net earnings (loss) in the periods in which they are incurred. However, costs incurred pursuant to specific contracts with third parties, for which Nortel is obligated to deliver a product, are charged to cost of revenues in the same period as the related revenue is recognized. Related investment tax credits are deducted from the income tax provision.

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

In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), Nortel classifies interest and penalties associated with income tax positions in income tax expense.

(g) Earnings (loss) per common share

Basic earnings (loss) per common share is calculated by dividing the net earnings (loss) by the weighted-average number of NNC common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted-average number of NNC common shares outstanding and all additional NNC common shares that would have been outstanding if potentially dilutive NNC common shares had been issued during the period. The treasury stock method is used to compute the dilutive effect of warrants, options and similar instruments. The if-converted method is used to compute the dilutive effect of convertible debt. The dilutive effect of contingently issuable shares is computed by comparing the conditions required for issuance of shares against those existing at the end of the period.

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

(k) Inventories

Inventories are valued at the lower of cost (calculated generally on a first-in, first-out basis) or market value. The standard cost of finished goods and work in process is comprised of material, labor and manufacturing overhead, which approximates actual cost. Provisions for inventory are based on estimates of future customer demand for existing products, as well as general economic conditions, growth prospects within the customer’s ultimate marketplaces and general market acceptance of current and pending products. Full provisions are generally recorded for surplus inventory in excess of one year’s forecast demand or inventory deemed obsolete. In addition, Nortel records a liability for firm, non-cancelable and unconditional inventory purchase commitments with contract manufacturers and suppliers for product-related quantities in excess of its future demand forecasts and related claims in accordance with Nortel’s excess and obsolete inventory policies.

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

Nortel monitors its investments for factors indicating other-than-temporary impairment and records a charge to net earnings (loss) when appropriate. Investments are classified as long-term and short-term, based on expected time of maturity.

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

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Nortel determines the fair value of its reporting units using an income approach; specifically, based on discounted cash flows (“DCF Model”). In certain circumstances, a market approach may also be used to evaluate the reasonableness of fair value determined under the DCF Model, but results of the market approach are not given any specific weighting by Nortel in the final determination of fair value. Both approaches involve significant management judgment and as a result, estimates of fair value determined under these approaches are subject to change in relation to evolving market conditions and Nortel’s business environment.

If the carrying amount of a reporting unit exceeds its fair value, then step two of the goodwill impairment test requires the fair value of the reporting unit be allocated to the underlying assets and liabilities of that reporting unit, whether or not previously recognized, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

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

(u) Derivative financial instruments

Nortel records derivatives as assets and liabilities measured at fair value. The accounting for changes in the fair value depends on whether a derivative has been designated as a hedge under hedge accounting, and the type of hedging relationship designated. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss) in the period in which the changes occur. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). The ineffective portion of changes in the fair value of the derivative in a cash flow hedge are recognized in other income (expense)—net in the period in which the changes occur. If the derivative has not been designated as a hedging instrument for accounting purposes or if a designated hedging relationship is no longer highly effective, changes in the fair value of the derivative are recognized in net earnings (loss) in the period in which the changes occur.

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

(v) Share-based compensation

Nortel employees and directors have been issued share-based awards from a number of share-based compensation plans that are described in note 20.

Effective January 1, 2006, Nortel adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Nortel adopted SFAS 123R using the modified prospective transition approach and, accordingly, the results of prior periods have not been restated. Under the modified prospective transition approach, the provisions of SFAS 123R are generally applied only to share-based awards granted, modified, repurchased or cancelled on January 1, 2006 and thereafter. Nortel voluntarily adopted fair value accounting for share-based awards effective January 1, 2003 (under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123”), using the prospective method. Under this method, Nortel measured the cost of share-based awards granted or modified on or after January 1, 2003 using the fair value of the award and began recognizing that cost in the consolidated statements of operations over the vesting period. Nortel will recognize the remaining previously unrecognized cost of these awards over the remaining service period following the provisions of SFAS 123R.

NNC common shares, deliverable upon the settlement or exercise of awards issued under Nortel’s share-based compensation plans, may be new shares issued from treasury or shares purchased in privately negotiated transactions or in the open market.

The accounting for Nortel’s significant share-based compensation plans under the fair value-based method is as follows:

Stock options

The grant date fair value of stock options is estimated using the Black-Scholes-Merton option-pricing model. Compensation cost is recognized on a straight-line basis over the stock option vesting period of the entire award based on the estimated number of stock options that are expected to vest. When exercised, stock options are settled through the issuance of NNC common shares and are therefore treated as equity awards.

Stock appreciation rights (“SARs”)

Stand-alone SARs or SARs in tandem with options may be granted under the Nortel 2005 Stock Incentive Plan, As Amended and Restated (“2005 SIP”). As of December 31, 2008, no tandem SARs have been granted under the 2005 SIP. SARs that are settled in cash are accounted for as liability awards and SARs that are settled in NNC common shares are accounted for as equity awards. Upon the exercise of a vested stand-alone SAR, a holder will be entitled to receive payment, in cash, NNC common shares or any combination thereof of an amount equal to the excess of the market value of an NNC common share on the date of exercise over the subscription or base price under the SAR. Stand-alone SARs awarded under the 2005 SIP generally vest in equal installments on the first four anniversary dates of the grant date of the award. All SARs currently granted will be settled in cash at the time of vesting and as such have been classified as liability awards based on this cash settlement provision. The measurement of the liability and compensation cost of outstanding SARs is based on the fair value of the awards and is remeasured each period through the date of settlement. Compensation cost is amortized over the requisite service period (generally the vesting period) of the award based on the proportionate amount of the requisite service that has been rendered to date.

Restricted Stock Units (“RSUs”)

RSUs are settled with NNC common shares and are valued on the grant date using the grant date market price of the underlying shares. This valuation of compensation cost is not subsequently adjusted for changes in the market price of the shares. Each RSU granted under the 2005 SIP represents the right to receive one NNC common share subject to the terms and conditions of the award. Compensation cost is recognized on a straight-line basis over the vesting period of the entire award based on the estimated number of RSU awards that are expected to vest. RSUs were awarded to executive officers beginning in 2005, and employees from January 1, 2007, prospectively vest in equal installments on the first three anniversary dates of the grant of the award. With the exception of RSUs granted in China, all RSUs currently granted have been classified as equity instruments as their terms require that they be settled in NNC common shares. To address country specific rules and regulations RSUs awarded to employees working in China are cash settled awards. Nortel accounts for these cash settled grants as liability awards.

Performance Stock Units (“PSUs”)

Relative Total Shareholder Return Metric Awards (“PSU-rTSRs”)

PSU-rTSRs (previously defined as “PSUs” in the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”)) are generally settled with NNC common shares and are valued using a Monte Carlo simulation model. The number of awards expected to be earned, based on achievement of the PSU-rTSR market condition, is factored into the grant date Monte Carlo valuation for the PSU-rTSR award. The grant date fair value is not subsequently adjusted regardless of the eventual number of awards that are earned based on the market condition. Compensation cost is recognized on a straight-line basis over the requisite service period. Compensation cost is reduced for estimated PSU-rTSR awards that will not vest due to not meeting continued employment vesting conditions. All PSU-rTSRs currently granted have been classified as equity instruments as their terms require settlement in shares.

For PSU-rTSRs that may be settled in cash, the award is treated as a liability and compensation cost for the award is remeasured each period based on the fair value of the underlying shares at period end. Compensation cost is then recognized in the same manner as described above.

Management Operating Margin Metric Awards (“PSU-Management OMs”)

PSU-Management OMs, as described in note 20, vest based on the satisfaction of both a performance condition and a continued service condition. PSU-Management OMs are generally settled in shares and compensation cost for these awards is measured based on the grant date fair value of the underlying NNC common shares that may be issuable based on the terms of the award. Compensation cost is recognized over the requisite service period of the award based on the probable number of shares to be issued by achievement of the performance condition, reduced by the expected awards that will not vest due to not meeting the continued service condition. Compensation cost recognized is adjusted to equal the grant date fair value of the actual shares that vest once known.

For PSU-Management-OMs that may be settled in cash, the award is treated as a liability and compensation cost for the award is remeasured each period based on the fair value of the underlying shares at period end. Compensation cost is then recognized in the same manner as described above.

Employee stock purchase plans (“ESPP”)

Nortel has stock purchase plans for eligible employees to facilitate the acquisition of NNC common shares at a discount. The discount is such that the plans are considered compensatory under the fair value-based method. Nortel’s contribution to the ESPPs, as defined in note 20, is recorded as compensation expense on a quarterly basis as the obligation to contribute is incurred.

(w) Guarantees

Nortel has entered into agreements which contain features that meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” (“FIN 45”). These arrangements create two types of obligations for Nortel:

(i)	Nortel has a non-contingent and immediate obligation to stand ready to make payments if certain future triggering events occur. For certain guarantees, a liability is recognized for the stand ready obligation at the inception of the guarantee; and

(ii)

Nortel has an obligation to make future payments if those certain future triggering events do occur. A liability is recognized when (a) it becomes probable that one or more future events will occur triggering the requirement to make payments under the guarantee and (b) when the payment can be reasonably estimated.

(x) Recent accounting pronouncements

(i)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value, a framework for measuring fair value under U.S. GAAP and requires expanded disclosures about fair value measurements. Nortel partially adopted the provisions of SFAS 157 effective January 1, 2008. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis has been deferred to fiscal years beginning after December 15, 2008 in accordance with FASB Staff Position (“FSP”), SFAS 157-2, “Effective Date of FASB Statement No. 157”. Nortel plans to adopt the deferred portion of SFAS 157 on January 1, 2009. Nortel does not currently expect the adoption of the deferred portion of SFAS 157 to have a material impact on its results of operations and financial condition, but will continue to assess the impact as the guidance evolves.

(ii)

In September 2007, EITF reached a consensus on EITF Issue No. 07-1, “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. Nortel plans to adopt the provisions of EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on Nortel’s results of operations and financial condition.

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

(iv)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary will initially be measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Nortel plans to adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will result in the reclassification of minority interests to shareholders’ equity.

(v)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. For instruments subject to SFAS 161, entities are required to disclose how and why such instruments are being used; where values, gains and losses are reported within financial statements; and the existence and nature of credit risk-related contingent features. Additionally, entities are required to provide more specific disclosures about the volume of their derivative activity. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Nortel plans to adopt the provisions of SFAS 161 on January 1, 2009. The adoption of SFAS 161 is expected to impact Nortel’s disclosure for derivative instruments starting January 1, 2009.

(vi)

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. Nortel plans to adopt the provisions of FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(vii)

In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. Nortel plans to adopt the provisions of

EITF 07-5 on January 1, 2009. The adoption of EITF 07-5 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(viii)

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation Number (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. They also clarify that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP 133-1 and FIN 45-4 has impacted Nortel’s disclosure for financial guarantees. See note 14.

(ix)

In September 2008, the EITF ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The adoption of EITF 08-5 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(x)

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity-Method Investment Accounting” (“EITF 08-6”). EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. Equity-method investments should be subject to other-than-temporary impairment analysis. It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-6 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(xi)

In November 2008, the EITF ratified EITF Issue No. 08-7 “Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of the acquirer’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 will be effective for the reporting period beginning after December 15, 2008. The adoption of EITF 08-7 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(xii)

In November 2008, the FASB ratified EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary” (“EITF 08-8”). EITF 08-8 clarifies whether a financial instrument whose payoff to the counterparty is based on the stock of the reporting entity’s consolidated subsidiary could be considered indexed to that reporting entity’s own stock in the consolidated financial statements. The adoption of EITF 08-8 is not expected to have a material impact on Nortel’s results of operations and financial condition.

3. Accounting changes

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN 48, clarifying the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 is a two-step process, whereby (1) Nortel determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, Nortel would recognize the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority. The adoption of FIN 48 resulted in an increase of $1 to opening accumulated deficit as at January 1, 2007. For additional information, see note 8.

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

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For Nortel, SFAS 159 was effective as of January 1, 2008. See note 11 for further information.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which establishes a single definition of fair value and a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In accordance with FSP SFAS 157-2, Nortel partially adopted the provisions of SFAS 157 effective January 1, 2008.

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

There was no material impact on the carrying value of Nortel’s assets and liabilities in its consolidated financial statements upon adoption of SFAS 157 in 2008. See note 11 for Nortel’s fair value information.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). Effective for fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multi- employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Based on the funded status of Nortel’s pension and post-retirement benefit plans as of the measurement date of September 30, the adoption of SFAS 158 has had the effect of increasing Nortel’s net liabilities for pension and post-retirement benefits and decreasing shareholders’ equity by approximately $142, net of taxes as of December 31, 2006.

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

For additional information on Nortel’s pension and post-retirement plans, see note 9.

4. Consolidated financial statement details

The following tables provide details of selected items presented in the consolidated statements of operations and cash flows for each of the three years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheets as of December 31, 2008 and 2007.

Consolidated statements of operations

Selling, general and administrative expense:

SG&A expense includes bad debt expense (recoveries) of ($3), ($2) and ($5) in the years ended December 31, 2008, 2007 and 2006, respectively.

Research and development expense:

	2008	2007	2006
R&D expense	$1,573	$1,723	$1,939
R&D costs incurred on behalf of others(a)	8	7	16

Total	$1,581	$1,730	$1,955

(a)

These costs include R&D costs charged to Nortel customers pursuant to contracts that provided for full recovery of the estimated costs of Nortel related development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Shareholder litigation settlement recovery:

Nortel recorded a recovery of $54 and $219 for the years ended December 31, 2007 and 2006, respectively, related to an agreement to settle certain shareholder class action litigation. For additional information see note 22.

Other operating expense (income)—net:

	2008	2007	2006
Royalty license income—net	$(31)	$(31)	$(21)
Litigation charges (recovery)—net	11	(2)	9
Other—net	45	(2)	(1)

Other operating expense (income)—net	$25	$(35)	$(13)

Other income (expense)—net:

	2008	2007	2006
Gain (loss) on sales and write downs of investments	1	(5)	(6)
Currency exchange gains (losses)—net	(38)	176	(12)
Other—net	(25)	33	77

Other income (expense)—net	$(62)	$204	$59

Hedge ineffectiveness related to designated hedging relationships that were accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, had no material impact on the net loss for the years ended December 31, 2008, 2007 or 2006.

Consolidated balance sheets

Cash and cash equivalents:

	2008	2007
Cash on hand and balances with banks	$1,073	$813
Cash equivalents	1,324	2,719

Cash and cash equivalents at end of year	$2,397	$3,532

Short-term investments:

Short-term investments as of December 31, 2008 consist of an investment having an original cost of $362 in the Reserve Primary Fund, a money market fund that was originally classified as cash and cash equivalents. Due to financial market conditions during the third quarter of 2008, which resulted in the suspension of trading in the fund’s securities, an impairment of $11 was recorded during the year to reflect the decline in the net asset value of the fund. Further, the fund made two redemptions on October 31, 2008 and December 3, 2008 of $184 and $102, respectively. The remaining balance of $65 as at December 31, 2008 has been reclassified as short term based on the maturity profile of the underlying securities. Please see note 23, subsequent events, for further information.

Accounts receivable—net:

	2008	2007
Trade receivables	$1,930	$2,277
Notes receivable	3	12
Contracts in process	257	356

	2,190	2,645
Less: provisions for doubtful accounts	(36)	(62)

Accounts receivable—net	$2,154	$2,583

Inventories—net:

	2008	2007
Raw materials	$249	$610
Work in process	4	10
Finished goods	721	800
Deferred costs	1,130	1,698

	2,104	3,118
Less: provision for inventories	(481)	(907)

Inventories—net	1,623	2,211
Less: long-term deferred costs (a)	(146)	(209)

Current inventories—net	$1,477	$2,002

(a)	Long-term portion of deferred costs is included in other assets.

Other current assets:

	2008	2007
Prepaid expenses	$98	$152
Income taxes recoverable	107	77
Current investments	21	15
Other	229	223

Other current assets	$455	$467

Investments:

Investments included $73 and $101 as of December 31, 2008 and 2007, respectively, related to long-term investment assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel. In prior years, Nortel classified its auction rate securities as available-for-sale and current assets. In October 2008, Nortel entered into an agreement with the investment firm that sold Nortel a portion of its auction rate securities and as a result Nortel transferred these auction rate securities from available-for-sale to trading investment securities. During the current year, Nortel held $28 in auction rate securities, which after partial redemptions throughout the year and the agreement have been recorded as $16 of trading securities as current assets and $3 as a long term investment as of December 31, 2008. See note 11 for more information.

Plant and equipment—net:

	2008	2007
Cost:
Land	$31	$38
Buildings	991	1,137
Machinery and equipment	1,761	2,176
Assets under capital lease	193	215
Sale lease-back assets	90	97

	3,066	3,663

Less accumulated depreciation:
Buildings	(369)	(395)
Machinery and equipment	(1,307)	(1,608)
Assets under capital lease	(98)	(107)
Sale lease-back assets	(20)	(21)

	(1,794)	(2,131)

Plant and equipment—net(a)	$1,272	$1,532

(a)	Includes assets held for sale with a carrying value of $51 and nil as of December 31, 2008 and December 31, 2007, respectively, related to owned facilities that are being actively marketed for sale.

Intangible assets—net:

	2008	2007
Cost(a)	$294	$338
Less: accumulated amortization	(151)	(125)

Intangible assets—net	$143	$213

(a)

Intangible assets are being amortized over a weighted-average period of approximately 5 years ending in 2013. Amortization expense for each of the next five years commencing in 2009 is expected to be $44, $35, $24, $19 and $21, respectively. The majority of amortization expense arising from these assets is denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.

Other assets:

	2008	2007
Long-term deferred costs	$146	$209
Long-term inventories	22	27
Debt issuance costs	61	62
Derivative assets	126	77
Financial assets	41	62
Other	79	118

Other assets	$475	$555

Other accrued liabilities:

	2008	2007
Outsourcing and selling, general and administrative related provisions	$246	$306
Customer deposits	10	52
Product-related provisions	225	126
Warranty provisions (note 14)	186	214
Deferred revenue	972	1,219
Advance billings in excess of revenues recognized to date on contracts(a)	751	1,490
Miscellaneous taxes	29	32
Income taxes payable	65	96
Deferred income taxes	13	15
Tax uncertainties (note 8)	15	21
Interest payable	112	91
Other	50	163

Other accrued liabilities	$2,674	$3,825

(a)	Includes amounts which may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	2008	2007
Pension benefit liabilities	$1,557	$1,109
Post-employment and post-retirement benefit liabilities	670	893
Restructuring liabilities (note 7)	161	180
Deferred revenue	271	400
Tax uncertainties (note 8)	92	71
Derivative liabilities	62	33
Other long-term provisions	135	189

Other liabilities	$2,948	$2,875

Minority interests in subsidiary companies:

	2008	2007
Preferred shares of NNL (Authorized: unlimited number of Class A and Class B)
Series 5, issued November 26, 1996 for consideration of Canadian $400(a)	$294	$294
Series 7, issued November 28, 1997 for consideration of Canadian $350(b)	242	242
Other(c)	286	294

Minority interests in subsidiary companies	$822	$830

(a)

As of December 31, 2008 and 2007, 16 million class A series 5 preferred shares (“Series 5 preferred shares”) were outstanding. Effective December 1, 2001, holders of the Series 5 preferred shares are entitled to receive, if declared by NNL’s Board of Directors (as permitted under the Canada Business Corporations Act (“CBCA”)), a monthly floating cumulative preferential cash dividend based on Canadian prime rates. In November 2008, NNL’s Board of Directors suspended the declaration of further dividends on NNL’s Series 5 preferred shares following payment on November 12, 2008 of the previously declared monthly dividend on those shares. Dividends on the Series 5 preferred shares are cumulative and holders of those shares will be entitled to receive unpaid dividends, when declared by NNL’s Board of Directors as permitted under the CBCA, at such time as Nortel resumes payment of dividends on those shares. As of December 31, 2008 there is $3 of unpaid dividends on Series 5 preferred shares.

(b)

As of December 31, 2008 and 2007, 14 million class A series 7 preferred shares (“Series 7 preferred shares”) were outstanding. Effective December 1, 2002, holders of the Series 7 preferred shares are entitled to receive, if declared by NNL’s Board of Directors (as permitted under the CBCA), a monthly floating non-cumulative preferential cash dividend based on Canadian prime rates. In November 2008, NNL’s Board of Directors suspended the declaration of further dividends on NNL’s Series 7 preferred shares following payment on November 12, 2008 of the previously declared monthly dividend on those shares. Dividends on the Series 7 preferred shares are non-cumulative and the entitlement of holders of those shares to receive any dividend that has not been declared on such shares within 30 days after NNL’s 2008 fiscal year was extinguished effective January 30, 2009.

(c)	Other includes minority interests in LG-Nortel and other joint ventures primarily in Europe and Asia.

Consolidated statements of cash flows

Change in operating assets and liabilities excluding Global Class Action Settlement (as defined in note 22)—net:

	2008	2007	2006
Accounts receivable—net	$429	$202	$51
Inventories—net	(20)	(66)	(42)
Deferred costs	568	223	97
Income taxes	(18)	23	(20)
Accounts payable	(221)	42	(79)
Payroll and benefits related, other accrued and contractual liabilities	(415)	(340)	(257)
Deferred revenue	(345)	(424)	(229)
Advance billings in excess of revenues recognized to date on contracts	(739)	149	120
Restructuring liabilities	50	(7)	(21)
Other	(198)	(233)	(69)

Change in operating assets and liabilities excluding Global Class Action Settlement—net	$(909)	$(431)	$(449)

Acquisitions of investments and businesses—net of cash acquired:

	2008	2007	2006
Cash acquired	$(2)	$—	$(1)
Total net assets acquired other than cash	(113)	(85)	(146)

Total purchase price	(115)	(85)	(147)
Less:
Cash acquired	2	—	1

Acquisitions of investments and businesses—net of cash acquired	$(113)	$(85)	$(146)

Interest and taxes paid:

	2008	2007	2006
Cash interest paid	$308	$383	$241
Cash taxes paid	$138	$91	$43

5. Goodwill

The following table outlines goodwill by reportable segment:

	Enterprise Solutions	Carrier Networks	Metro Ethernet Networks	Global Services	Other	Total
Balance—as of December 31, 2006	$481	$144	$655	$1,078	$171	$2,529
Change:
Additions(a)	2	5	3	8	—	18
Foreign exchange	1	3	2	6	—	12

Balance—as of December 31, 2007	$484	$152	$660	$1,092	$171	$2,559
Change:
Additions(b)	—	—	—	—	9	9
Foreign exchange	(1)	(1)	(4)	(7)	—	(13)
Other	—	—	2	2	—	4
Impairment	(483)	(151)	(658)	(1,087)	—	(2,379)

Balance—as of December 31, 2008	$—	$—	$—	$—	$180	$180

(a)	The addition of $18 in 2007 relates to the finalization of the purchase price allocation with respect to the LG-Nortel joint venture.
(b)	The addition of $9 in 2008 relates to the acquisition of Novera (as described in note 10).

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

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Nortel determines the fair value of its reporting units using an income approach; specifically, based on a DCF Model. A market approach may also be used to evaluate the reasonableness of the fair value determined under the DCF Model, but results of the market approach are not given any specific weighting in the final determination of fair value. Both approaches involve significant management judgment and as a result, estimates of value determined under the approaches are subject to change in relation to evolving market conditions and Nortel’s business environment.

If the carrying amount of a reporting unit exceeds its fair value, step two of the goodwill impairment test requires the fair value of the reporting unit be allocated to the underlying assets and liabilities of that reporting unit, whether or not previously recognized, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

The fair value of each reporting unit is determined using discounted cash flows. When circumstances warrant, a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of each reporting unit is calculated and compared to market participants to corroborate the results of the calculated fair value (“EBITDA Multiple Model”). Nortel also considers the sum of the calculated fair values and its enterprise value, being market capitalization plus the estimated value of debt based on interest rates that would be applicable to purchasers (“Market Participants”), adjusted for other items as appropriate under U.S. GAAP. The following are the significant assumptions involved in the application of each valuation approach:

•

DCF Model: assumptions regarding revenue growth rates, gross margin percentages, projected working capital needs, SG&A expense, R&D expense, capital expenditures, discount rates, terminal growth rates, and estimated selling price of assets expected to be disposed of by sale. To determine fair value, Nortel discounts the expected cash flows of each reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Nortel uses a terminal value approach. Under this approach, Nortel uses the estimated cash flows in the final year of its models and applies a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. Nortel incorporates the present value of the resulting terminal value into its estimate of fair value. When strategic plans call for the sale of all or an important part of a reporting unit, Nortel estimates proceeds from the expected sale using external information, such as third party bids, adjusted to reflect current circumstances, including market conditions.

•	EBITDA Multiple Model: assumptions regarding estimates of EBITDA growth and the selection of comparable companies to determine an appropriate multiple.

Interim Goodwill Assessment—September 30, 2008

At September 30, 2008, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, Nortel concluded that events had occurred and circumstances had changed that required it to perform an interim period goodwill impairment test for its Enterprise Services (“ES”), Carrier Networks (“CN”), MEN and Global Services (“GS”) reporting units. In September 2008, in response to significant pressure resulting from the expanding economic downturn and the unfavorable impact of foreign exchange fluctuations, Nortel announced a revised full year 2008 outlook and estimated revenues to decline between two and four percent compared to 2007. Furthermore, during the quarter ended September 30, 2008, Nortel experienced a material decline in its market capitalization due primarily to the continued challenging market conditions, particularly in the U.S. The average closing price of NNC common shares on the NYSE in the third quarter of 2008 was $5.77 compared to an average of $8.21 in the second quarter of 2008, a decline of approximately 30% and at September 30, 2008, Nortel’s market capitalization was less than its book value.

As part of its interim goodwill impairment test, Nortel updated its forecasted cash flows for each of its reporting units. This update considered economic conditions and trends, estimated future operating results, Nortel’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond Nortel’s control could have a positive or negative impact on achieving its targets.

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

Annual and December 31, 2008 Goodwill Assessment

The September 30, 2008 impairment analyses described above were used as a proxy for the annual impairment test performed as of October 1, 2008. Given the proximity of those testing dates, no additional impairment was recognized as a result of the annual test. However, during the fourth quarter, Nortel observed further deterioration in industry conditions, global economic and credit conditions, and its market capitalization that required it to perform an additional interim period goodwill impairment test for the CN and GS reporting units as of December 31, 2008.

As part of the December 31, 2008 goodwill impairment test, Nortel updated its forecasted cash flows for the CN and GS reporting units. This update considered management’s view of economic conditions and trends, estimated future operating results, sector growth rates, anticipated future economic conditions, and the Company’s strategic alternatives to respond to these conditions, including the likelihood of filing for creditor protection. Forecasts of revenues and profitability were developed to estimate the impact of creditor protection. Mid- to long-range forecasts were developed to reflect strategic alternatives under creditor protection. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond Nortel’s control could have a positive or negative impact on achieving its targets.

The results from step one of the two-step goodwill impairment test indicated that the estimated fair values of the CN and GS reporting units were less than the respective carrying values of their net assets and as such Nortel performed step two of the impairment test for these reporting units.

In step two of the impairment test, Nortel uses the implied fair value calculated in step one as the purchase price in a hypothetical acquisition of the respective reporting unit. The implied fair value of goodwill calculated in step two is calculated as the residual amount of the purchase price after allocations are made to the fair value of net assets, including working capital, plant and equipment and intangible assets, both pre-existing and those identified as part of the purchase price allocation process. Given the margin by which CN and GS failed step one, Nortel concluded that the implied fair value of goodwill for both CN and GS was nil after considering the value that would be allocated to existing tangible and intangible assets and the amounts that would be allocated to new intangible assets identified as part of the allocation process. As a result, Nortel recorded a charge of $1,237 to reduce the value of goodwill accordingly. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly Nortel did not adjust the net book value of the assets and liabilities on its consolidated balance sheet other than goodwill as a result of this process.

No impairment losses related to Nortel’s goodwill were recorded during the years ended December 31, 2007 and 2006.

Related Analyses

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

6. Segment information

Segment descriptions

As of December 31, 2008, Nortel’s four reportable segments were: CN, ES, GS, and MEN:

•

The CN segment provides wireline and wireless networks that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. CN also offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

•

The ES segment provides large and small businesses with reliable, secure and scalable communications solutions including unified communications, Ethernet routing and multiservice switching, IP and digital telephony (including phones), wireless LANs, security, IP and SIP contact centers, self-service solutions, messaging, conferencing, and SIP-based multimedia solutions.

•

The GS segment provides services for carrier and enterprise customers, offering network implementation services; network support services including technical support, hardware maintenance, equipment spares logistics and on-site engineers; network managed services including monitoring and management of customer networks and hosted solutions; and network application services including applications development, integration and communications-enabled application solutions.

•

The MEN segment solutions are designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes optical networking, Carrier Ethernet switching, and multiservice switching products.

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

Nortel’s president and chief executive officer (“CEO”) has been identified as the Chief Operating Decision Maker in assessing segment performance and allocating resources to the segments. The primary financial measure used by the CEO is Management Operating Margin (“Management OM”) (previously called Operating Margin (OM) in Nortel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008). When presented on a consolidated basis, Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense. Comparative information from periods prior to 2008 has been restated to conform to the current presentation as a result of the new primary financial measure used by the CEO. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.

Segments

The following tables set forth information by segment for the years ended December 31:

	2008	2007	2006
Revenues
Carrier Networks	$4,312	$4,493	$5,157
Enterprise Solutions	2,402	2,620	2,292
Global Services	2,089	2,087	2,132
Metro Ethernet Networks	1,393	1,525	1,591

Total reportable segments	10,196	10,725	11,172
Other	225	223	246

Total revenues	$10,421	$10,948	$11,418

Management Operating Margin
Carrier Networks	$867	$840	$477
Enterprise Solutions	(75)	(8)	(45)
Global Services	303	385	337
Metro Ethernet Networks	(53)	(19)	55

Total reportable segments	1,042	1,198	824
Other	(483)	(797)	(827)

Total Management Operating Margin	559	401	(3)

Amortization of intangible assets	46	50	26
In-process research and development expense	—	—	22
Special charges	302	210	105
Loss (gain) on sales of businesses and assets	(11)	(31)	(206)
Shareholder litigation settlement recovery	—	(54)	(219)
Regulatory investigation expense	—	35	—
Goodwill impairment	2,379	—	—
Other operating expense (income)—net	25	(35)	(13)

Operating earnings (loss)	(2,182)	226	282
Other income (expense)—net	(62)	204	59
Interest and dividend income	110	221	140
Interest expense	(322)	(381)	(340)
Income tax expense	(3,193)	(1,114)	(60)
Minority interests—net of tax	(152)	(115)	(59)
Equity in net earnings (loss) of associated companies—net of tax	2	2	(3)

Net earnings (loss) from operations before cumulative effect of accounting change	$(5,799)	$(957)	$19

Product and service revenues

The following table sets forth external revenues by product and service for the years ended December 31:

	2008	2007	2006
CDMA solutions	$2,190	$2,425	$2,311
GSM and UMTS solutions	1,578	1,373	2,021
Circuit and packet voice solutions	2,184	2,418	2,443
Optical networking solutions	1,105	1,185	1,128
Data networking and security solutions	1,050	1,237	1,137
Global services	2,089	2,087	2,132
Other	225	223	246

Total	$10,421	$10,948	$11,418

Nortel had one customer, Verizon Communications Inc., that generated revenues of approximately 11%, 11%, and 12% of total consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Although, these revenues were generated primarily within the CN segment, they were also from all of Nortel’s other reportable segments.

Geographic information:

The following table sets forth external revenues by geographic region based on the location of the customer for the years ended December 31:

	2008	2007	2006
U.S.	$4,427	$4,974	$5,092
EMEA	2,422	2,740	3,239
Canada	693	822	720
Korea	1,145	657	411
Asia—(excluding Korea)	1,155	1,111	1,325
Caribbean and Latin America (“CALA”)	579	644	631

Total	$10,421	$10,948	$11,418

Long-lived assets:

The following table sets forth long-lived assets representing plant and equipment—net, by geographic region as of December 31:

	2008	2007
U.S.	$388	$441
EMEA	170	206
Canada	525	690
Asia and CALA regions	189	195

Total	$1,272	$1,532

7. Special charges

As a result of the Creditor Protection Proceedings, Nortel ceased taking any further actions under the previously announced workforce and cost reduction plans as of January 14, 2009. All actions taken up to January 14, 2009 under previously announced workforce and cost reduction plans will continue to be accounted for under such plans. As at December 31, 2008, approximately 1,800 net workforce reductions and approximately 200 shifts of positions from higher-cost to lower-cost locations, from previously announced restructuring plans remained unactioned and will be accounted for under the workforce reduction plan announced on February 25, 2009 (see note 23 for additional information). Nortel’s contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays disclosed below relating to contract settlement and lease costs are subject to change.

On November 10, 2008, Nortel announced a restructuring plan that included net workforce reductions of approximately 1,300 positions and shifting approximately 200 additional positions from higher-cost to lower-cost locations. Collectively these efforts are referred to as the “November 2008 Restructuring Plan” (previously referred to as “2009 Restructuring Plan”). Nortel expected total charges to earnings and cash outlays related to workforce reductions to be approximately $130, to be incurred during 2008 and 2009. Approximately $58 of the total charges relating to the net reduction of 550 positions under the November 2008 Restructuring Plan have been incurred as of December 31, 2008. There were no additional workforce reductions under this plan prior to its discontinuance on January 14, 2009.

During the first quarter of 2008, Nortel announced a restructuring plan that included net workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and further consolidating real estate requirements. Collectively, these efforts are referred to as the “2008 Restructuring Plan”. Nortel expected total charges to earnings and cash outlays related to workforce reductions to be approximately $205 and expected total charges to earnings related to the consolidation of real estate to be approximately $60, including approximately $15 related to fixed asset write-downs. Approximately $148 of the total charges relating to the net reduction of approximately 1,500 positions and real estate reduction initiatives under the 2008 Restructuring Plan have been incurred during the year ended December 31, 2008. There were no additional workforce reductions under this plan prior to its discontinuance on January 14, 2009. The portion of the real estate initiatives that were undertaken prior to January 14, 2009 will continue to be accounted for under the 2008 Restructuring Plan. The real estate provision of $7 as at December 31, 2008 relate to discounted cash outlays, net of estimated future sublease revenues, for leases with payment terms through to 2024.

During the first quarter of 2007, Nortel announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements. Collectively, these efforts are referred to as the “2007 Restructuring Plan”. The Company originally expected charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $390 and $370, respectively. Approximately $243 of the total charges relating to the net reduction of approximately 2,150 positions and real estate reduction initiatives under the 2007 Restructuring Plan have been incurred as of December 31, 2008. There were no additional workforce reductions under this plan prior to its discontinuance on January 14, 2009. The portion of the real estate initiatives that were undertaken prior to January 14, 2009 will continue to be accounted for under the 2007 Restructuring Plan. The real estate provision of $27 as at December 31, 2008 relates to discounted cash outlays net of estimated future sublease revenues related to leases with payment terms through to 2016.

During the second quarter of 2006, Nortel announced a restructuring plan that included workforce reductions of approximately 1,900 positions (“2006 Restructuring Plan”). Nortel originally estimated the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan to be approximately $100. During 2007, the program was determined to be substantially complete resulting in a total reduction of 1,750 positions with a revised total cost of approximately $84. The cost revisions were primarily due to higher voluntary attrition reducing the number of involuntary actions requiring the payment of benefits.

During 2004 and 2001, Nortel implemented work plans to streamline operations through workforce reductions and real estate optimization strategies (“2004 Restructuring Plan” and the “2001 Restructuring Plan”). All of the charges with respect to these workforce reductions have been incurred. The real estate provision of $156 in the aggregate as at December 31, 2008 relates to discounted cash outlays net of estimated future sublease revenues, for leases with payment terms through to 2016 for the 2004 Restructuring Plan and the end of 2013 for the 2001 Restructuring Plan.

During the years ended December 31, 2008, 2007 and 2006, Nortel continued to implement these restructuring work plans. Provision balances recorded for each of the restructuring plans have been summarized below as of December 31, 2008:

	Workforce Reduction	Contract Settlement and Lease Costs	Plant and Equipment Write Downs	Total
November 2008 Restructuring Plan	$53	$—	$—	$53
2008 Restructuring Plan	46	7	—	53
2007 Restructuring Plan	18	27	—	45
2006 Restructuring Plan	—	—	—	—
2004 Restructuring Plan	—	39	—	39
2001 Restructuring Plan	—	117	—	117

Provision balance as of December 31, 2008(a)	$117	$190	$—	$307

(a)	As of December 31, 2008 and 2007, the short-term provision balances were $146 and $100, respectively, and the long-term provision balances were $161 and $180, respectively.

The following table summarizes the total special charges incurred for each of Nortel’s restructuring plans:

	2008	2007	2006	Total
Special Charges by Restructuring Plan:
November 2008 Restructuring Plan	$58	$—	$—	$58
2008 Restructuring Plan	148	—	—	148
2007 Restructuring Plan	72	171	—	243
2006 Restructuring Plan	(1)	17	68	84
2004 Restructuring Plan	11	9	20	40
2001 Restructuring Plan	14	13	17	44

Total	$302	$210	$105	$617

Regular full-time (“RFT”) employee notifications resulting in special charges for all restructuring plans were as follows:

	Employees (approximate)
	Direct(a)	Indirect(b)	Total
RFT employee notifications by period:
During 2006	22	520	542
During 2007	217	1,654	1,871
During 2008	160	2,309	2,469

RFT employee notifications for the three years ended December 31, 2008	399	4,483	4,882

(a)	Direct employees includes employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel’s products.
(b)	Indirect employees includes employees performing management, sales, marketing, research and development and administrative activities.

November 2008 Restructuring Plan

Year ended December 31, 2008

For the year ended December 31, 2008, Nortel recorded special charges of $58 related to severance and benefit costs associated with a workforce reduction of approximately 550 employees, of which approximately 360 were notified of termination during the year ended December 31, 2008. This portion of the workforce reduction was primarily in the U.S., Canada, and EMEA.

The provision for special charges recorded for the November 2008 Restructuring Plan for the year ended December 31, 2008 were as follows:

	Workforce Reduction	Contract Settlement and Lease Costs	Plant and Equipment Write Downs	Total
November 2008 Restructuring Plan
Provision balance as of January 1, 2008	$—	$—	$—	$—
Other special charges	58	—	—	58
Revisions to prior accruals	—	—	—	—
Cash drawdowns	(4)	—	—	(4)
Non-cash drawdowns	(1)	—	—	(1)
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of December 31, 2008	$53	$—	$—	$53

2008 Restructuring Plan

Year ended December 31, 2008

For the year ended December 31, 2008, Nortel recorded special charges of $126 including revisions of ($6) related to severance and benefit costs associated with an involuntary workforce reduction of approximately 1,500 employees, of which approximately 1,410 were notified of termination. The workforce reduction was primarily in the U.S. and Canada.

The provision for special charges recorded for the 2008 Restructuring Plan from January 1, 2008 to December 31, 2008 were as follows:

	Workforce Reduction	Contract Settlement and Lease Costs	Plant and Equipment Write Downs	Total
2008 Restructuring Plan
Provision balance as of January 1, 2008	$—	$—	$—	$—
Other special charges	132	10	9	151
Revisions to prior accruals	(6)	3	—	(3)
Cash drawdowns	(74)	(6)	—	(80)
Non-cash drawdowns	—	—	(9)	(9)
Foreign exchange and other adjustments	(6)	—	—	(6)

Provision balance as of December 31, 2008	$46	$7	$—	$53

2007 Restructuring Plan

Year ended December 31, 2008

For the year ended December 31, 2008, Nortel recorded special charges of $52 including revisions of ($1) related to severance and benefit costs with respect to the 2007 Restructuring Plan. The involuntary workforce reduction has been approximately 2,150 employees, of which approximately 700 were notified of termination during the year ended December 31, 2008. This portion of the workforce reduction was primarily in the U.S. and Canada, with other reductions being incurred in EMEA.

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

The provision for special charges recorded for the 2007 Restructuring Plan from January 1, 2007 to December 31, 2008 were as follows:

	Workforce Reduction	Contract Settlement and Lease Costs	Plant and Equipment Write Downs	Total
2007 Restructuring Plan
Provision balance as of January 1, 2007	$—	$—	$—	$—
Other special charges	137	32	8	177
Revisions to prior accruals	(6)	—	—	(6)
Cash drawdowns	(90)	(7)	—	(97)
Non-cash drawdowns	(2)	—	(8)	(10)
Foreign exchange and other adjustments	4	—	—	4

Provision balance as of December 31, 2007	$43	$25	$—	$68

Other special charges	53	6	7	66
Revisions to prior accruals	(1)	7	—	6
Cash drawdowns	(74)	(7)	—	(81)
Non-cash drawdowns	(1)	(3)	(7)	(11)
Foreign exchange and other adjustments	(2)	(1)	—	(3)

Provision balance as of December 31, 2008	$18	$27	$—	$45

2006 Restructuring Plan

Year ended December 31, 2008

Nortel incurred total cash costs related to the 2006 Restructuring Plan of approximately $7 during the year ended December 31, 2008.

Year ended December 31, 2007

For the year ended December 31, 2007, Nortel recorded special charges of $17, including revisions of ($8), related to severance and benefit costs associated with a workforce reduction of approximately 940 employees, of which approximately 400 were notified of termination during the year ended December 31, 2007.

Year ended December 31, 2006

For the year ended December 31, 2006, Nortel recorded special charges of $68, including revisions of ($1) related to severance and benefit costs associated with a workforce reduction of approximately 910 employees, of which 542 were notified of termination during the year ended December 31, 2006. The workforce reduction was primarily in the U.S. and Canada and extended across all of Nortel’s segments.

The provision for special charges recorded for the 2006 Restructuring Plan from January 1, 2006 to December 31, 2008 were as follows:

	Workforce Reduction	Contract Settlement and Lease Costs	Plant and Equipment Write Downs	Total
2006 Restructuring Plan
Provision balance as of January 1, 2006	$—	$—	$—	$—
Other special charges	68	—	1	69
Revisions to prior accruals	(1)	—	—	(1)
Cash drawdowns	(28)	—	—	(28)
Non-cash drawdowns	—	—	(1)	(1)
Foreign exchange and other adjustments	(1)	—	—	(1)

Provision balance as of December 31, 2006	$38	$—	$—	$38

Other special charges	$25	$—	$—	$25
Revisions to prior accruals	(8)	—	—	(8)
Cash drawdowns	(48)	—	—	(48)
Non-cash drawdowns	(1)	—	—	(1)
Foreign exchange and other adjustments	2	—	—	2

Provision balance as of December 31, 2007	$8	$—	$—	$8

Other special charges	$—	$—	$—	$—
Revisions to prior accruals	(1)	—	—	(1)
Cash drawdowns	(7)	—	—	(7)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of December 31, 2008	$—	$—	$—	$—

2004 and 2001 Restructuring Plans

During the three years ended December 31, 2008, the activities within the 2004 and 2001 Restructuring Plans primarily related to the ongoing accounting for contract settlement and lease costs. The provision for special charges recorded for the 2004 and 2001 Restructuring Plans from January 1, 2006 to December 31, 2008 were as follows:

	Workforce Reduction	Contract Settlement and Lease Costs	Plant and Equipment Write Downs	Total
2004 and 2001 Restructuring Plan
Provision balance as of January 1, 2006	$26	$271	$—	$297
Other special charges	1	16	—	17
Revisions to prior accruals	(2)	(45)	13	(34)
Cash drawdowns	(21)	(21)	—	(42)
Non-cash drawdowns	—	—	(13)	(13)
Foreign exchange and other adjustments	1	10	—	11

Provision balance as of December 31, 2006	$5	$231	$—	$236

Other special charges	$(2)	$14	$1	$13
Revisions to prior accruals	—	(33)	1	(32)
Cash drawdowns	(3)	(11)	—	(14)
Non-cash drawdowns	—	—	(2)	(2)
Foreign exchange and other adjustments	—	3	—	3

Provision balance as of December 31, 2007	$—	$204	$—	$204

Other special charges	$—	$2	$—	2
Revisions to prior accruals	—	23	—	23
Cash drawdowns	—	(44)	—	(44)
Non-cash drawdowns	—	(7)	—	(7)
Foreign exchange and other adjustments	—	(22)	—	(22)

Provision balance as of December 31, 2008	$—	$156	$—	$156

The following table sets forth special charges by segment for each of the years ended December 31:

	Enterprise Solutions	Carrier Networks	Metro Ethernet Networks	Global Services	Other	Total
November 2008 Restructuring Plan	$15	$28	$9	$6	$—	$58
2008 Restructuring Plan	43	63	21	21	—	148
2007 Restructuring Plan	11	48	10	3	—	72
2006 Restructuring Plan	—	(1)	—	—	—	(1)
2004 Restructuring Plan	3	5	1	2	—	11
2001 Restructuring Plan	4	6	2	2	—	14

Total special charges for the year ended December 31, 2008	$76	$149	$43	$34	$—	$302

2007 Restructuring Plan	$23	$105	$16	$27	$—	$171
2006 Restructuring Plan	2	6	2	7	—	17
2004 Restructuring Plan	2	4	1	2	—	9
2001 Restructuring Plan	2	6	2	3	—	13

Total special charges for the year ended December 31, 2007	$29	$121	$21	$39	$—	$210

2006 Restructuring Plan	14	36	7	5	6	68
2004 Restructuring Plan	3	8	8	1	—	20
2001 Restructuring Plan	3	11	2	1	—	17

Total special charges for the year ended December 31, 2006	$20	$55	$17	$7	$6	$105

As described in note 6, Management OM by segment does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above, based generally on headcount, SG&A allocations and revenue streams. Prior to 2008, Nortel allocated these costs only based on headcount and revenue streams.

8. Income taxes

During the year ended December 31, 2008, Nortel recorded a tax expense of $3,193 on loss from operations before income taxes, minority interests and equity in net earnings of associated companies of $2,456. Included in the loss from operations before income taxes is impairment related to goodwill in the amount of $2,379 that impacted Nortel’s effective tax rate for the year ended December 31, 2008. The tax expense of $3,193 is largely comprised of several significant items, including $3,020 relating to the establishment of a full valuation allowance against Nortel’s net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey and certain deferred tax assets that are realizable through the reversal of existing taxable temporary differences. Also included in income tax expense is $98 of income taxes on historically profitable entities in Asia, CALA and Europe, $4 of income taxes relating to tax rate reductions enacted during 2008 in Korea, $38 of income taxes resulting from revisions to prior year tax estimates, $37 from increases in uncertain tax positions and other taxes of $25, primarily related to taxes on NNL preferred share dividends in Canada. This tax expense was partially offset by a $29 benefit derived from various tax credits and R&D-related incentives.

As described in note 1, during the third and fourth quarters of 2008, the expanding global economic downturn dramatically worsened, and in January 2009, the Debtors commenced the Creditor Protection Proceedings. In assessing the need for valuation allowances against its deferred tax assets, Nortel considered the negative effect of these events on Nortel’s revised modeled forecasts and the resulting increased uncertainty inherent in these forecasts. Nortel determined that there was significant negative evidence against and insufficient positive evidence to support a conclusion that Nortel’s net deferred tax assets were more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. Therefore, a full valuation allowance was necessary against Nortel’s net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey and certain deferred tax assets that are realizable through the reversal of existing taxable temporary differences.

During the year ended December 31, 2007, Nortel recorded a tax expense of $1,114 on earnings from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $270. The tax expense of $1,114 was composed of several significant items including $1,036 of net valuation allowance increase including an increase of $1,064 in Canada, offset by releases in Europe and Asia, $74 of income taxes on profitable entities in Asia and Europe, including a reduction of Nortel’s deferred tax assets in EMEA, $29 of income taxes relating to tax rate reductions enacted during 2007 in EMEA and Asia, and other taxes of $17 primarily related to taxes on NNL preferred share dividends in Canada. This tax expense was partially offset by a $29 benefit derived from various tax credits, primarily R&D related incentives, and a $17 benefit resulting from true up of prior year tax estimates including a $14 benefit in EMEA as a result of transfer pricing adjustments.

As of December 31, 2008, Nortel’s net deferred tax assets were $32 reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities in joint venture operations in Korea and Turkey.

In accordance with FIN 48, Nortel recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Nortel adopted FIN 48 effective January 1, 2007.

The following is a tabular reconciliation of Nortel’s change in unrecognized tax benefits under FIN 48 from the beginning to the end of the period:

	2008	2007
Balance as at January 1	$1,329	$1,750
Increases related to current year tax positions	70	27
Increases related to prior year tax positions	474	74
Decreases related to prior year tax positions	(24)	(9)
Expiration of statute of limitations for assessment of taxes	(3)	(9)
Settlement of tax positions	(4)	(629)
Foreign Exchange	(207)	64
Other	(4)	61

Balance as at December 31	$1,631	$1,329

Included in the $474 of uncertain tax positions taken during prior periods is an increase of $321 to reflect a decrease in the deferred tax assets in the U.S. for adjustments related to transfer pricing in the 2001 to 2005 taxation years and an increase of $77 related to transfer pricing adjustments in the 2006 and 2007 taxation years, mainly in the U.S., the U.K. and France. As of December 31, 2008, of the total gross unrecognized tax benefits, $57 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2008, Nortel recognized approximately $23 related to interest and penalties, and a foreign exchange loss, partially offset by a decrease of $9 resulting from the decrease in the uncertain tax position in Colombia. Nortel had accrued approximately $46 and $32 for the payment of interest and penalties as of December 31, 2008 and 2007, respectively.

Nortel believes it is reasonably possible that $644 of its gross unrecognized tax benefit will decrease during the twelve months ending December 31, 2009 with such amount attributable to possible decreases of $550 in the aggregate from the potential resolution of Nortel’s ongoing Advance Pricing Arrangements (“APA”) negotiations, $72 from including unrecognized tax benefits on amended income tax returns, and $22 from the potential settlement of audit exposures in South America, Asia and Europe. If achieved, it is anticipated that $19 of these potential decreases in unrecognized tax benefits would impact Nortel’s effective tax rate.

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

Nortel regularly assesses the status of tax examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the aggregate amount of $65 for the taxation years 1999 and 2000. In addition, the tax authorities in France issued assessments in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,327, additional income tax liabilities of $52 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $106 plus applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and has entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. Nortel believes that it has adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

Nortel had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities in the U.S., Canada and the U.K. that applied to the taxation years 2001 through 2005 (“2001-2005 APA”). The 2001-2005 APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangement. In September 2008, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper regarding the 2001-2005 APA under negotiation. The proposal suggests a material reallocation of losses from the U.S. to Canada. Nortel received verbal communication from the U.S. taxing authority in December 2008 stating that a tentative settlement on the 2001-2005 APA had been reached between the U.S. and Canadian taxing authorities. Nortel has not received any communication from the taxing authorities regarding the details of this tentative settlement. Nortel expects the Canadian and U.S. tax authorities to meet to discuss the final settlement position in the next few quarters. Nortel continues to monitor the progress of these negotiations; however, it is not a party to the government-to-government negotiations. It is possible that the ultimate resolution to the negotiations could be a further reallocation of losses from the U.S. to Canada. Nortel has applied the transfer pricing methodology proposed in the APA requests to the parties subject to the transfer pricing methodology in preparing its tax returns and accounts from 2001 through 2005. The parties are the U.S., Canada, the U.K., France, Ireland and Australia.

In October 2008 Nortel filed new bilateral APA requests for tax years 2007 through at least 2010 (“2007-2010 APA”), for Canada, the U.S., the U.K. and France, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those under negotiation for 2001 through 2005. While preparing the new bilateral 2007-2010 APA request, Nortel made some adjustments to the economics of the transfer pricing methodology (“TPM”). The adjustments resulted in decreases to deferred tax assets in the U.K. of $4 and $4 for 2006 and 2007, respectively. In other jurisdictions, changes resulting from adjustments to the new TPM impacted the level of deferred tax assets with an offset to valuation allowance and no impact to tax expense. With the exception of NNI, the original tax filings for 2007 in the U.S., the U.K., Ireland and France will include the adjustments to the TPM and the 2006 tax filings will be amended to reflect such adjustments. The 2006 and 2007 tax filings for NNL will be amended to reflect the adjustments to the new TPM.

The ultimate outcome of the 2007 - 2010 APA negotiations is uncertain and the ultimate reallocation of losses as they relate to the 2007 - 2010 APA negotiations cannot be determined at this time. There could be a further material shift in historical earnings between the above mentioned parties, particularly the U.S. and Canada. It is also uncertain whether the Creditor Protection Proceedings will have any impact on the ultimate resolution of the APA negotiations. If these matters are resolved unfavorably, they could have a material adverse effect on Nortel’s consolidated financial position, results of operations or cash flows. However, Nortel believes it is more likely than not that the ultimate resolution of these negotiations will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (expense) included in the consolidated statements of operations for each of the years ended December 31:

	2008	2007	2006
Income (taxes)/recovery at Canadian rates (2008—31.4%, 2007—34%, 2006—34%)	$771	$(92)	$(48)
Difference between Canadian rates and rates applicable to subsidiaries in the U.S. and other jurisdictions	154	52	2
Valuation allowances on tax benefits	(3,322)	(938)	(883)
Tax effect of tax rate changes	(4)	(29)	—
Utilization of losses	—	—	36
Tax benefit of investment tax credits, net of valuation allowance	29	29	47
Shareholder litigation settlement	—	—	749
Adjustments to provisions and reserves	(55)	(10)	(2)
Foreign withholding and other taxes	(25)	(23)	(28)
Corporate minimum taxes	—	(1)	(3)
Non-deductible impairment of goodwill	(854)
Impact of non-taxable/(non-deductible) items and other differences	113	(102)	70

Income tax benefit (expense)	$(3,193)	$(1,114)	$(60)

Details of Nortel’s income (loss):
Earnings (loss) from operations before income taxes, minority interests and equity in net loss of associated companies:
Canadian, excluding gain (loss) on sales of businesses and assets	$(1,722)	$(740)	$(434)
U.S. and other, excluding gain (loss) on sales of businesses and assets	(744)	979	369
Gain (loss) on sales of businesses and assets	10	31	206

	$(2,456)	$270	$141

Income tax benefit (expense):
Canadian, excluding gain (loss) on sales of businesses and assets	$(1,135)	$(1,070)	$16
U.S. and other, excluding gain (loss) on sales of businesses and assets	(2,058)	(44)	(73)
Gain (loss) on sales of businesses and assets	—	—	(3)

	$(3,193)	$(1,114)	$(60)

Income tax benefit (expense):
Current	$(140)	$(95)	$(29)
Deferred	(3,053)	(1,019)	(31)

Income tax benefit (expense)	$(3,193)	$(1,114)	$(60)

Details of movement in valuation allowance
Opening valuation allowance	$(3,389)	$(4,431)	$(3,429)
Implementation of FIN 48, net of current period activity	6	1,676	—
Amounts charged to income tax benefit (expense)	(3,331)	(1,036)	(847)
Amounts charged to other comprehensive loss	(194)	103	66
UK capital loss settlement, net of FIN 48 Implementation	—	555	—
Other (additions)/ deductions(a)	677	(256)	(221)

Closing valuation allowance	$(6,231)	$(3,389)	$(4,431)

(a)

The significant components of other (additions) deductions for 2008 include an increase of ($30) related to operating losses acquired as part of the Novera acquisition that were added to Nortel’s deferred tax asset, offset by a decrease of $707 due to the effects foreign exchange.

The following table shows the significant components included in deferred income taxes as of December 31:

	2008	2007
Assets:
Tax benefit of loss carryforwards	$3,230	$3,262
Investment tax credits, net of deferred tax liabilities	1,262	1,458
Other tax credits	123	169
Deferred revenue	212	347
Provisions and reserves	364	302
Post-retirement benefits other than pensions	231	279
Plant and equipment	194	231
Pension plan liabilities	414	309
Deferred compensation	90	93
Other	167	294

	6,287	6,744
Valuation allowance	(6,231)	(3,389)

	56	3,355

Liabilities:
Unrealized foreign exchange and other	24	32

	24	32

Net deferred income tax assets	$32	$3,323

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

Nortel is in the process of amending a number of previously filed tax returns as a result of the restatements of its financial statements. Most of the significant unamended tax returns reflected tax losses and Nortel does not expect any material impact to either tax expense or deferred tax liabilities. As of December 31, 2008 Nortel has accrued an income tax liability of $22 for interest and tax exposures relating to the restated Canadian tax returns.

As of December 31, 2008, Nortel had the following net operating and capital loss carryforwards and tax credits which are scheduled to expire in the following years:

	Gross Operating Losses	Gross Capital Losses(a)	Tax Credits(b)
2009 - 2011	$227	$23	$468
2012 - 2014	178	194	164
2015 - 2020	344	18	217
2021 - 2028	1,653	—	388
Indefinitely	7,392	852	25

	$9,794	$1,087	$1,262

(a)	The capital losses related primarily to the U.K. and may only be used to offset future capital gains. Nortel has recorded a full valuation allowance against this future tax benefit.
(b)

Global investment tax credits of $29, $29, and $47 have been applied against the income tax provision in 2008, 2007 and 2006, respectively. Unused tax credits can be utilized to offset taxes payable primarily in Canada.

9. Employee benefit plans

Plan Description

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

In the second quarter of 2006, Nortel announced changes to its North American pension and post-retirement plans effective January 1, 2008. Nortel reallocated employees enrolled in its traditional defined benefit pension plans to defined contribution plans. In addition, Nortel eliminated post-retirement healthcare benefits for employees who were not age 50 with five years of service as of July 1, 2006. Currently, as a result of the UK Administration Proceedings, all further service cost accruals to its UK defined benefit pension plan have ceased.

Pension Plan Funding

The amounts described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Creditor Protection Proceedings. In particular, as a result of the Creditor Protection Proceedings, our current expectation on pension plan funding in 2009 and beyond is uncertain at this time and subject to change.

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

Adoption of FASB Statement No. 158

In September 2006, the FASB issued SFAS No. 158, which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position was effective for Nortel for its fiscal year ended December 31, 2008.

The effect of the initial adoption of SFAS 158 at December 31, 2006 was as follows:

	Before Application of SFAS 158	Adjustment	After Application of SFAS 158
Intangible assets—net	$262	$(21)	$241
Other assets—long term	$686	$3	$689
Deferred tax assets—long term	$3,803	$60	$3,863
Payroll and benefit related liabilities—current	$(868)	$228	$(640)
Other liabilities—long term	$(5,398)	$(412)	$(5,810)
Accumulated other comprehensive loss	$479	$142	$621

A measurement date of September 30 has historically been used annually to determine pension and other post-retirement benefit measurements for the pension plans and other post- retirement benefit plans that make up the majority of plan assets and obligations. Beginning in 2008, a measurement date of December 31 was used for all plans in accordance with the guidance in SFAS 158. Under the transition approach selected by Nortel, the measurements determined for the 2007 fiscal year end reporting were used to estimate the effects of the change. Net periodic benefit cost for the period between the 2007 measurement date and the end of 2008 were allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for 2008. This adoption had the effect of increasing accumulated deficit by $33, net of taxes, and increasing accumulated other comprehensive income by $5, net of taxes, as of January 1, 2008.

Pension and Post Retirement Benefits

For the 2008 year-end measurement, negative asset returns more than offset the favourable impacts of increases in discount rates, foreign exchange gains driven by the strengthening of the U.S. Dollar against the British Pound and Canadian Dollar, Nortel’s contributions made to the plans, decreased inflation rates, and other accounting assumptions. As a result, the unfunded status of Nortel’s defined benefit plans and post-retirement plans increased from $1,937 as of the measurement date of September 30, 2007 to $2,119 as of the measurement date of December 31, 2008. The effect of the net actuarial loss adjustment and the related foreign currency translation adjustment was to increase accumulated other comprehensive loss including foreign currency translation adjustment (before tax) and increase pension and post-retirement liabilities by $733.

The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the consolidated balance sheets as of December 31:

	Defined Benefit Plans		Post- Retirement Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation—beginning	$9,265	$9,210	$745	$670
Service cost(a)	70	117	4	3
Interest cost(a)	617	479	50	37
Plan participants’ contributions(a)	6	7	12	10
Plan amendments	—	1	—	—
Actuarial loss (gain)	(565)	(664)	(131)	(7)
Special and contractual termination benefits(b)	8	4	—	—
Curtailments and settlements(b)	(74)	(1)	—	—
Benefits paid(a)	(663)	(594)	(62)	(46)
Foreign exchange	(1,878)	706	(98)	78

Benefit obligation—ending	$6,786	$9,265	$520	$745

	Defined Benefit Plans		Post-Retirement Benefits
	2008	2007	2008	2007

Change in plan assets:
Fair value of plan assets—beginning	$8,073	$7,139	$—	$—
Actual return on plan assets	(1,047)	562	—	—
Employer contributions(a)	331	353	50	36
Plan participants’ contributions(a)	6	7	12	10
Plan settlements	(74)	—	—	—
Benefits paid(a)	(663)	(594)	(62)	(46)
Foreign exchange	(1,439)	606	—	—

Fair value of plan assets—ending	$5,187	$8,073	$—	$—

Funded status of the plans	$(1,599)	$(1,192)	$(520)	$(745)
Contributions after measurement date	—	56	—	11

Net amount recognized	$(1,599)	$(1,136)	$(520)	$(734)

Amounts recognized in the accompanying consolidated balance sheets consist of:
Other liabilities—long-term	$(1,557)	$(1,109)	$(476)	$(692)
Other liabilities—current	(43)	(49)	(44)	(42)
Other assets	1	22	—	—

Net amount recognized	$(1,599)	$(1,136)	$(520)	$(734)

Amounts recognized in accumulated other comprehensive income (loss)—before tax—consists of:
Prior service cost (credit)	$8	$12	$(67)	$(80)
Net actuarial loss (gain)	1,631	816	(103)	16

Net amount recognized	$1,639	$828	$(170)	$(64)

(a)

2008 includes October 1st—December 31st, 2007 settlement and interest cost, plan participants’ contributions, employer contributions, and benefits paid, which are effects due to adoption of SFAS 158 measurement requirements.

(b)	Curtailments, settlements, and special and contractual termination benefits resulted from the 2007, 2008, and 2009 Restructuring Plan activity, as set out in note 7.

The accumulated benefit obligation for all defined benefit plans was $6,682 and $9,032 at December 31, 2008 and 2007, respectively. The following details selected information for defined benefit plans, all of which have accumulated benefit obligations in excess of the fair value of plan assets as of December 31:

	2008	2007
Projected benefit obligation	$6,763	$6,858
Accumulated benefit obligation	$6,663	$6,656
Fair value of plan assets	$5,163	$5,648

The following details the amounts recognized in other comprehensive income (loss), including foreign currency translation adjustments (before tax), for the years ended December 31:

	Defined Benefit Pension Plans		Post-Retirement Benefits
	2008	2007	2008	2007
Prior service cost (credit)	$—	$1	$—	$—
Amortization of prior service (cost) credit	(4)	(4)	13	14
Net actuarial loss (gain)	865	(750)	(119)	(10)
Amortization of net actuarial (loss) gain	(39)	(105)	—	—
Settlement loss	(11)	—	—	—

Net recognized in other comprehensive income (loss)	$811	$(858)	$(106)	$4

Assuming current funding rules, plan design, the estimated amounts in accumulated other comprehensive income (loss) to be recognized as components of pension expense (credit) during the next fiscal year are as follows:

	Defined Benefit Pension Plan	Post-Retirement Benefits	Total
Prior service cost (credit)	$2	$(10)	$(8)
Net actuarial loss (gain)	$66	$(11)	$55

The following details the components of net pension expense, all related to continuing operations, and the underlying assumptions for the defined benefit plans for the years ended December 31:

	2008	2007	2006
Pension expense:
Service cost	$46	$117	$130
Interest cost	490	479	462
Expected return on plan assets	(516)	(504)	(457)
Amortization of prior service cost	4	4	2
Amortization of net losses	32	105	130
Settlement and curtailment losses (gains)	11	(1)	(6)
Special and contractual termination benefits	7	4	13

Net pension expense	$74	$204	$274

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.4%	5.8%	5.1%
Rate of compensation increase	2.8%	4.5%	4.5%

Weighted-average assumptions used to determine net pension expense for years ended December 31:
Discount rate	5.8%	5.1%	5.1%
Expected rate of return on plan assets	7.1%	7.1%	7.2%
Rate of compensation increase	4.5%	4.5%	4.4%

The following details the net cost components, all related to continuing operations, and underlying assumptions of post-retirement benefits other than pensions for the years ended December 31:

	2008	2007	2006
Post-retirement benefit cost:
Service cost	$3	$3	$6
Interest cost	40	37	42
Amortization of prior service cost	(10)	(14)	(5)
Amortization of net losses (gains)	—	—	1
Curtailment losses (gains)	—	—	(29)

Net post-retirement benefit cost	$33	$26	$15

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.9%	5.8%	5.4%

Weighted-average assumptions used to determine net post-retirement benefit cost for years ended December 31:
Discount rate	5.8%	5.4%	5.4%
Weighted-average health care cost trend rate	6.5%	6.6%	8.0%
Weighted-average ultimate health care cost trend rate	4.7%	4.7%	4.8%

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2008	2007	2006
Effect on aggregate of service and interest costs
1% increase	$3	$3	$4
1% decrease	$(2)	$(2)	$(3)
Effect on accumulated post-retirement benefit obligations
1% increase	$16	$43	$43
1% decrease	$(14)	$(36)	$(36)

As of December 31, 2008, the expected benefit payments for the next ten years for the defined benefit plans and the post-retirement benefits other than pensions are as follows, along with the expected reimbursement amounts related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MPDIM Act”):

	Defined Benefit Plans	Post-Retirement Benefit Plans	Expected MPDIM Act Subsidy (Post-Retirement Benefit Plans)
2009	$480	$44	$2
2010	443	45	2
2011	452	45	3
2012	460	44	3
2013	469	44	3
2014-2017	2,460	217	24

The amounts described in the table above, may be significantly affected by the Creditor Protection Proceedings. In particular, as a result of the Creditor Protection Proceedings, Nortel’s current expectations regarding its defined benefit pension plans and post-retirement and post-employment benefit plans in 2009 and beyond is uncertain at this time and is subject to change.

The target investment allocation percentages for plan assets and the year end percentages based on actual asset balances of the defined benefit plans as of December 31 are as follows:

	2008		2007
	Target	Actual	Target	Actual
Debt instruments	52%	50%	46%	44%
Equity securities	46%	46%	52%	53%
Other	2%	4%	2%	3%

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

The primary method of managing risk within the portfolio is through diversification among and within asset categories, and through the utilization of a wide array of active and passive investment managers. Broadly, the assets are allocated between debt and equity instruments. Included within the debt instruments are government and corporate fixed income securities, money market securities, mortgage-backed securities and inflation indexed securities. Generally, these debt instruments are considered investment grade. Included in equity securities are developed and emerging market stocks of companies at a variety of capitalization levels. The securities are predominantly publicly traded. The amount of employer and related-party securities that the defined benefit plans may hold is governed by the statutory limitations of the jurisdictions of the applicable plans. Included in equity securities of the defined benefit plans are NNC common shares, held directly or through pooled funds, with an aggregate market value of $0 (0% of total plan assets) and $2 (0.02% of total plan assets) as of December 31, 2008 and 2007, respectively.

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

Assuming current funding rules and current plan design, estimated 2009 cash contributions to Nortel’s defined benefit pension plans and its post-retirement plans are approximately $75 and $44, respectively. However, 2009 cash contributions to these plans will be significantly impacted as a result of the Creditor Protection Proceedings. Currently, as a result of the U.K. Administration Proceedings, following Nortel’s latest contribution in January, all further contributions to its UK defined benefit pension plan have ceased pursuant to the direction of the U.K. Administrators, which is reflected in the numbers above. Nortel continues to evaluate its pension and post retirement benefit obligations in the context of the Creditor Protection Proceedings and as a result these amounts may continue to change as a result of events or other factors that are uncertain or unknown at this time.

Under the terms of certain defined contribution plans, eligible employees may contribute a portion of their compensation to an investment plan. Based on the specific program in which the employee is enrolled, Nortel matches a percentage of the employee’s contributions up to a certain limit. In certain other defined contribution plans, Nortel contributes a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement. The cost of these investment plans was $103, $97 and $99 for the years ended December 31, 2008, 2007 and 2006, respectively.

10. Acquisitions, divestitures and closures

Acquisitions

Other Acquisitions

The following table sets out certain information for the acquisitions completed by Nortel in 2008. All of these acquisitions were accounted for using the purchase method. The consolidated financial statements include the operating results of each of these businesses as of their respective dates of acquisition.

Acquisition	Closing Date	Purchase Price	Goodwill	Acquired Technology	Other Intangibles	Net Tangible Assets
Novera Optics, Inc.(a)	01-Aug-08	$18	$9	$9	$—	$—
Pingtel Corp.(b)	08-Aug-08	6	—	6	—	—
Diamondware Ltd.(c)	19-Aug-08	5	—	3	2	—
LG Electronics Inc. —Wireless Local Loop(d)	08-Aug-08	3	—	—	—	3

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

LG-Nortel business venture

On November 3, 2005, Nortel entered into a business venture with LGE, named LG-Nortel. Certain assets of Nortel’s South Korean distribution and services business were combined with the service business and certain assets of LGE’s telecommunications infrastructure business. In exchange for a cash contribution of $155 paid to LGE, Nortel received 50% plus one share of the equity in LG-Nortel. LGE received 50% less one share of the equity in the business venture. The purchase price was finalized in 2006.

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

In 2008, Nortel did not record any adjustments to the net assets net gain from this divestiture.

Manufacturing operations

In 2004, Nortel entered into an agreement with Flextronics for the divestiture of substantially all of Nortel’s remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets. Nortel and Flextronics have also entered into a four-year supply agreement for manufacturing services and a three-year supply agreement for design services. Nortel received $599 of gross proceeds as of December 31, 2007.

On October 18, 2006, Nortel signed amendments to various agreements with Flextronics, including the sale agreement, and the supply and design services agreements to restructure Nortel’s purchase commitments and increase Nortel’s obligation to reimburse Flextronics for certain costs associated with the transaction.

As of December 31, 2007, Nortel had transferred approximately $404 of inventory and equipment to Flextronics relating to the transfer of the optical design activities in Monkstown, Northern Ireland and Ottawa, Canada and the manufacturing activities in Montreal and Calgary in Canada and Chateaudun, France. Flextronics had the ability to exercise its unilateral rights to return certain inventory and equipment to Nortel after the expiration of a specified period following each respective transfer date of the activities at the aforementioned facilities (up to fifteen months). Flextronics has exercised all of its rights with respect to the inventory and equipment as at December 31, 2007, and as a result, Nortel retained $10 of inventory and equipment. Nortel recognized a gain of $21 on this transaction in 2007 as a result of the expiration and satisfaction of the rights held by Flextronics described above.

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

Nortel has an investment in a money market fund, which, prior to the suspension of trading activities of the fund’s shares, was classified as cash and cash equivalents. The fund recently announced that its net asset value had declined to $0.97 per share relative to par of $1.00 per share and that it was temporarily suspending redemption rights as it sought SEC approval of its plan for orderly liquidation of its assets. These investments are currently classified in Level 2 of the fair value hierarchy. See notes 4 for more information.

In October 2008, the Company entered into an agreement (“Agreement”) with the investment firm that sold Nortel a portion of its auction rate securities, which have a par value of $19 at December 31, 2008. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS 159, and recorded income of approximately $3 pre-tax, and recorded a corresponding long term investment. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an impairment loss of approximately $3 pre-tax. The recording of the Put Option and the recognition of the impairment loss resulted in no net impact to the results of operations for the year ended December 31, 2008. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the results of operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

Derivatives

The majority of derivatives entered into by Nortel are valued using standard valuation techniques as no quoted market prices exist for the instruments. The valuation technique used and inputs required depend on the type of derivative. The principal techniques used to value these instruments are through comparing the rates at the time that the derivatives were acquired to the period-end rates quoted in the market. Depending on the type of derivative, the valuation could be calculated through either discounted cash flows or the Black-Scholes-Merton option-pricing model. The key inputs depend upon the type of derivative, and include interest rate yield curves, foreign exchange spot and forward rates, zero curves and expected volatility. The item is placed in Level 2 or Level 3 depending on whether the significant inputs are observable or not. Level 2 includes Nortel’s hedging activities. Level 3 includes embedded derivatives related to commercial or purchase contracts.

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

The following table presents, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value	Level 1	Level 2	Level 3
Assets
Money market fund	$65	$—	$65	$—
Employee benefit trust	73	73	—	—
Derivatives	126	—	106	20
Auction rate securities (including Put Option)	19	—	—	19

Total assets	$283	$73	$171	$39

Liabilities
Long-term debt	911	911	—	—
Derivatives	62	—	62	—

Total liabilities	$973	$911	$62	$—

The following table presents the changes in the Level 3 fair value category for the year ended December 31, 2008:

	January 1, 2008	Net Realized/Unrealized Gains (Losses) included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	December 31, 2008
		Earnings	Other
Assets
Derivatives	$1	$19	$—	$—	$—	$20
Auction rate securities	$—	$—	$—	$19	$—	$19
Liabilities
Derivatives	$5	$(5)	$—	$—	$—	$—

12. Long-term debt

Long-term debt

The following table shows the components of long-term debt as of December 31 prior to the Creditor Protection Proceedings (see note 1):

	2008	2007
4.25% Convertible Senior Notes due September 1, 2008	$—	$675
LIBOR + 4.25% Floating rate Notes due July 15, 2011	1,000	1,000
1.75% Convertible Senior Notes due April 15, 2012	575	575
10.125% Fixed rate Notes due July 15, 2013	550	550
2.125% Convertible Senior Notes due April 15, 2014	575	575
10.75% Fixed rate Notes due July 15, 2016	1,119	450
6.875% Notes due September 1, 2023	200	200
7.875% Notes due June 15, 2026(a)	150	150
Other long-term debt with various repayment terms and a weighted-average interest rate of 7.54% for 2008 and 7.17% for 2007	1	4
Fair value adjustment attributable to hedged debt obligations	65	20
Obligation associated with a consolidated VIE with interest rate of 4.86% for 2008 and 4.60% for 2007	82	92
Obligations under capital leases and sale leasebacks with a weighted-average interest rate of 9.48% for 2008 and 9.16% for 2007	203	223

	4,520	4,514
Less: Long-term debt due within one year	19	698

Long-term debt	$4,501	$3,816

(a)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNI, and are fully and unconditionally guaranteed by NNL.

As of December 31, 2008, the amounts of long-term debt payable for each of the years ending December 31, prior to the Creditor Protection Proceedings (see note 1), consisted of:

2009	$19
2010	20
2011	1,023
2012	598
2013	690
Thereafter	2,170

Total long-term debt payable	$4,520	(a)

(a)	Includes $63 of long-term debt related to sale lease-backs with continuing involvement. See note 16 for additional information.

Senior notes offering

On May 28, 2008, NNL completed the offering of the 2016 Fixed Rate Notes issued May 2008 in the U.S. to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (“Securities Act”), to persons outside the U.S. pursuant to Regulation S under the Securities Act and to accredited investors in Canada pursuant to applicable private placement exemptions.

The 2016 Fixed Rate Notes issued May 2008 were issued as additional notes under an existing indenture dated as of July 5, 2006 (2006 Indenture), as supplemented, and are part of the same series as NNL’s currently outstanding $450 aggregate principal amount of 10.75% Senior Notes due 2016 that were issued on July 5, 2006

(“2016 Fixed Rate Notes issued July 2006”), under the 2006 Indenture. The 2016 Fixed Rate Notes issued May 2008 and the 2016 Fixed Rate Notes issued July 2006 have the same ranking, guarantee structure, interest rate, maturity date and other terms and are treated as a single class of securities under the indenture and holders will vote together as one class. The 2016 Fixed Rate Notes issued May 2008 and the related guarantees are initially not fungible for trading purposes with the 2016 Fixed Rate Notes issued July 2006.

The net proceeds received from the sale of the 2016 Fixed Rate Notes issued May 2008 were approximately $655, after deducting discount on issuance of $7 and commissions and other offering expenses of $13. On June 16, 2008, Nortel used these net proceeds, together with available cash, to redeem, at par, $675 outstanding principal amount of its 4.25% Notes due 2008.

NNL may redeem all or a portion of the 2016 Fixed Rate Notes issued May 2008 at any time on or after July 15, 2011, at specified redemption prices ranging from 105.375% to 100% of the principal amount thereof plus accrued and unpaid interest. In addition, NNL may redeem all or a portion of the 2016 Fixed Rates Notes issued May 2008, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. On or prior to July 15, 2009, NNL may also redeem up to 35% of the original aggregate principal amount of the 2016 Fixed Rate Notes issued May 2008 with proceeds of certain equity offerings at a redemption price equal to 110.750% of the principal amount thereof, plus accrued and unpaid interest, if any. In the event of certain changes in applicable withholding taxes, NNL may redeem the 2016 Fixed Rate Notes issued May 2008 in whole, but not in part.

Upon a change of control, NNL is required within 30 days to make an offer to purchase the 2016 Fixed Rate Notes issued May 2008 then outstanding at a purchase price equal to 101% of the principal amount of the 2016 Fixed Rate Notes issued May 2008 plus accrued and unpaid interest. A “change of control” is defined in the 2006 Indenture as, among other things, the filing of a Schedule 13D or Schedule TO under the Securities Exchange Act of 1934, as amended, by any person or group unaffiliated with Nortel disclosing that such person or group has become the beneficial owner of a majority of the voting stock of Nortel or has the power to elect a majority of the members of Nortel’s Board of Directors, or Nortel ceasing to be the beneficial owner of 100% of the voting power of the common stock of NNL.

The 2006 Indenture and related guarantees contain various covenants that limit Nortel’s and NNL’s ability to (i) create liens (other than certain permitted liens) against assets of Nortel, NNL and its restricted subsidiaries to secure funded debt in excess of certain permitted amounts without equally and ratably securing the 2016 Fixed Rate Notes issued May 2008 and (ii) merge, consolidate and sell or otherwise dispose of substantially all of the assets of any of Nortel, NNL and, so long as NNI is a guarantor of the 2016 Fixed Rate Notes issued May 2008, NNI unless the surviving entity or purchaser of such assets assumes the obligations of Nortel, NNL or NNI, as the case may be, under the 2016 Fixed Rate Notes issued May 2008 and related guarantees, and no default exists under the 2006 Indenture after giving effect to such merger, consolidation or sale.

In addition, the 2006 Indenture and related guarantees contain covenants that, at any time that the 2016 Fixed Rate Notes issued May 2008 do not have an investment grade rating, limit Nortel’s ability to incur, assume, issue or guarantee additional funded debt (including capital leases) and certain types of preferred stock, or repurchase, redeem, retire or pay any dividends in respect of any NNC common shares or NNL preferred shares, in excess of certain permitted amounts or incur debt that is subordinated to any other debt of Nortel, NNL or NNI, without having that new debt be expressly subordinated to the 2016 Fixed Rate Notes issued May 2008 and the guarantees. At any time that the 2016 Fixed Rate Notes issued May 2008 do not have an investment grade rating, Nortel’s ability to incur additional indebtedness is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.00 to 1.00, except that Nortel may incur certain debt and make certain restricted payments without regard to the ratio up to certain permitted amounts. “Adjusted EBITDA” is generally defined as consolidated earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other one-time charges and gains that will be excluded from the calculation of Adjusted EBITDA.

“Fixed charges” is defined in the 2006 Indenture as consolidated interest expense plus dividends paid on certain preferred stock.

Convertible notes offering

On March 28, 2007, Nortel completed an offering of $1,150 aggregate principal amount of unsecured convertible senior notes (“Convertible Notes”) to repay a portion of the $1,800 aggregate principal amount of 4.25% Convertible Senior Notes due on September 1, 2008 (“4.25% Notes due 2008”), issued by Nortel on August 15, 2001. The offering was made to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and in Canada to qualified institutional buyers that are also accredited investors pursuant to applicable Canadian private placement exemptions. The Convertible Notes consist of $575 principal amount of senior convertible notes due 2012 (“2012 Notes”) and $575 of senior convertible notes due 2014 (“2014 Notes”). In each case, the principal amount of Convertible Notes includes $75 issued pursuant to the exercise in full of the over-allotment options granted to the initial purchasers. The 2012 Notes pay interest semi-annually at a rate per annum of 1.75% and the 2014 Notes pay interest semi-annually at a rate per annum of 2.125%.

The 2012 Notes and 2014 Notes are each convertible into NNC common shares at any time based on an initial conversion rate of 31.25 NNC common shares per $1,000.00 principal amount of Convertible Notes (which is equal to an initial conversion price of $32.00 per common share). This rate is not considered to represent a beneficial conversion option. In each case, the conversion rate is subject to adjustment if certain events occur, such as a change of control. Holders who convert their Convertible Notes in connection with certain events that result in a change in control may be entitled to a “make-whole” premium in the form of an increase in the conversion rate.

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

13. Financial instruments and hedging activities

Risk management

Nortel’s net earnings (loss) and cash flows may be negatively impacted by fluctuation in interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, Nortel entered into foreign currency forwards, foreign currency swaps, foreign currency option contracts, interest rate swaps and equity forward contracts. Nortel does not hold or issue derivative financial instruments for trading purposes. See note 23 regarding termination of these instruments, as a result of the Creditor Protection Proceedings.

Foreign currency risk

Nortel entered into option contracts to limit its exposure to exchange fluctuations on future revenue or expenditure streams expected to occur within a twelve-month period, and forward contracts, which are denominated in various currencies, to limit its exposure to exchange fluctuations on existing assets and liabilities and on future revenue or expenditure streams expected to occur within a twelve-month period. Option and forward contracts used to hedge future revenue or expenditure streams or economically hedge the impact of foreign exchange rates on existing monetary assets and liabilities did not meet the criteria for hedge accounting in 2008.

The following table provides the total notional amounts of the purchase and sale of currency options and forward contracts as of December 31:

	2008(a)				2007(b)
	Buy	Sell	Net Buy / (Sell)		Buy	Sell	Net Buy / (Sell)
Options(c):
Canadian dollar	$13	$13	$0		$27	$27	$0
Forwards(c):
Canadian dollar	$316	$206	$110		$130	$398	($268)
British pound	£195	£24	£171		£745	£262	£483
Euro	40	€50	€(10	)€	22	€5	€17 €
Other (U.S. dollar)	$0	$44	($44)		$0	$14	($14)

(a)	All notional amounts of option and forward contracts will mature no later than the end of 2009.
(b)	All notional amounts of option and forward contracts matured no later than the end of 2008.
(c)	All amounts are stated in source currency.

Interest rate risk

Nortel entered into interest rate swap contracts to minimize the impact of interest rate fluctuations on the fair value of its long-term debt. These contracts swapped fixed interest rate payments for floating rate payments and certain swaps were designated as fair value hedges. The fair value adjustment related to the effective portion of interest rate swaps and the corresponding fair value adjustment to the hedged debt obligation included within long-term debt were recorded to interest expense within the consolidated statements of operations. These swap contracts had remaining terms to maturity of up to six years.

A portion of Nortel’s long-term debt is subject to changes in fair value resulting from changes in market interest rates. Nortel has hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps. On July 5, 2006, Nortel entered into interest rate swaps to convert the fixed interest rate exposure under the 2016 Fixed Rate Notes and the 2013 Fixed Rate Notes to a floating rate equal to LIBOR plus 4.9% and LIBOR plus 4.4%, respectively. Nortel entered into these interest rate swaps to minimize the impact of interest rate volatility on the consolidated statements of operations. Nortel assessed hedge effectiveness in accordance with SFAS 133. Nortel concluded that this hedging strategy was effective at offsetting changes in the fair value of the 2013 Fixed Rate Notes in 2008. The interest rate swap hedging the 2016 Fixed Rate Notes did not meet the hedge effectiveness criteria and remained a non-designated hedging strategy as of December 31, 2007. In 2008, Nortel unwound the interest rate swap hedging the 2016 Fixed Rate Notes and recorded a gain of $2. The cumulative impact to net earnings was a $1 loss for the year ended December 31, 2008. Please see note 23 for further information.

The following table provides a summary of interest rate swap contracts and their aggregated weighted-average rates as at and for the year ended December 31:

	2008	2007
Interest rate swap contracts:
Received-fixed swaps—notional amount	$550	$1,000
Average fixed rate received	10.4%	10.4%
Average floating rate paid	9.0%	8.9%

Subsequent to December 31, 2008, Nortel’s foreign currency option and forward and interest swaps were terminated. See note 23.

Fair value

The estimated fair values of the financial instruments in the table below reflect approximate amounts at which they could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of interest rate swaps and forward contracts reflected the present value of the expected future cash flows if settlement had taken place on December 31, 2008 and 2007; the fair value of option contracts reflected the cash flows due to or by Nortel if settlement had taken place on December 31, 2008 and 2007; and the fair value of long-term debt instruments reflected a current yield valuation based on observed market prices as of December 31, 2008 and 2007. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel could potentially realize in a current market exchange.

The following table provides the carrying amounts and fair values for financial assets and liabilities for which fair value differed from the carrying amount and fair values recorded for derivative financial instruments in accordance with SFAS 133 as of December 31:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt due within one year	$19	$19	$698	$688
Long-term debt	$4,501	$1,243	$3,816	$3,491
Derivative financial instruments net asset (liability) position:
Interest rate swap contracts(a)	$83	$83	$61	$61
Forward and option contracts(b)	$(18)	$(18)	$(17)	$(17)
Other
Warrants	$—	$—	$5	$5

(a)	Recorded in other assets.
(b)	Comprised of other assets of $43 and other liabilities of $61 as of December 31, 2008, and other assets of $14 and other liabilities of $31 as of December 31, 2007.

Concentrations of risk

Nortel from time to time used derivatives to limit exposures related to foreign currency and interest rate risk. Credit risk on these financial instruments arises from the potential for counterparties to default on their contractual obligations to Nortel. Nortel is exposed to credit risk in the event of non-performance, but does not anticipate non-performance by any of the counterparties to its financial instruments. Nortel limits its credit risk by dealing with counterparties that are considered to be of reputable credit quality.

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

Transfers of receivables

In 2008, 2007 and 2006, Nortel entered into various agreements to transfer certain of its receivables. These receivables were transferred at discounts of $2, $2 and $12 from book value for the years ended December 31, 2008, 2007 and 2006, respectively, at annualized discount rates of approximately 1% to 9%, 0% to 8% and 0% to 8% for the years ended December 31, 2008, 2007 and 2006, respectively. Certain receivables have been sold with limited recourse for each of the years ended December 31, 2008, 2007 and 2006.

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

As of December 31, 2008 and 2007, total accounts receivable transferred and under Nortel’s management were $13 and $45, respectively.

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

Proceeds from receivables for the years ended December 31 were as follows:

	2008	2007	2006
Proceeds from new transfers of financial assets	$126	$43	$202
Proceeds from collections reinvested in revolving period transfers	$14	$12	$189
Repurchases of receivables	$(14)	$(39)	$(26)

14. Guarantees

Nortel’s requirement to make payments (either in cash, financial instruments, other assets, NNC common shares or through the provision of services) to a third party will be triggered as a result of changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement.

The following table provides a summary of Nortel’s guarantees as of December 31, 2008:

	Carrying Amount of Liability	Maximum Potential Liability(l)
Business sale and business combination agreements
Third party claims(a)	$10	$14
Sales volume guarantee(b)	—	—
Intellectual property indemnification obligations(c)	—	—
Lease agreements(d)	—	36
Receivable securitizations(e)	—	13
Other indemnification agreements
EDC Support Facility(f)	—	—
Specified price trade-in rights(g)	—	—
Global Class Action Settlement (as defined in note 22)(h)	—	—
Sale lease-back(i)	—	4
Real estate indemnification(j)		—
Bankruptcy(k)	—	1

Total	$10	$68

(a)

Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares in business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of December 31, 2008, Nortel has not made any payments to settle such claims and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected payout, if required.

(b)

In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of December 31, 2008, Nortel has not made any payments to settle such claims and does not expect to do so in the future.

(c)

Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of December 31, 2008, Nortel has not made any payments to settle such claims and does not expect to do so in the future.

(d)

Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of December 31, 2008, Nortel has not made any payments to settle such claims and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

(e)

Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2008, or collection of the receivable amounts by the purchaser. As of December 31, 2008, Nortel has not made any payments to settle such claims and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

(f)

Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Effective December 14, 2007, NNL and EDC amended and restated the EDC Support Facility, among other things, to extend the maturity date to December 31, 2011 and to provide for automatic renewal each subsequent year, unless either party provides written notice to the other of its intent to terminate. As described further in note 1, NNL’s continued access to the EDC Support Facility has been limited. As of December 31, 2008, there was approximately $189 of outstanding support utilized under the EDC Support Facility, approximately $125 of which was outstanding under the revolving small bond sub-facility, with the remaining balance under the revolving large bond sub-facility. As of December 31, 2008, Nortel has not made any payments to settle such claims and does not expect to do so in the future.

(g)

Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. These types of guarantees generally apply over a specified period of time and extend through to June 2010. As of December 31, 2008, Nortel has not made any payments to settle such claims and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

(h)

On March 17, 2006, in connection with the Global Class Action Settlement (as defined in note 22), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of December 31, 2008, Nortel has not made any payments to settle such claims and does not expect to do so in the future.

(i)

On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of December 31, 2008, Nortel has not made any payments to settle such claims and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

(j)

On February 14, 2008, NNI entered into an agreement whereby it indemnified the landlord of a property against certain claims that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of December 31, 2008, Nortel has not made any payments to settle such claims and does not expect to do so in the future.

(k)

On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of December 31, 2008, Nortel has not made any payments to settle such claims and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

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

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of December 31:

	2008	2007
Balance at the beginning of the year	$214	$217
Payments	(178)	(182)
Warranties issued	213	267
Revisions	(63)	(88)

Balance at the end of the year	$186	$214

15. Commitments

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of December 31:

	2008	2007
Bid and performance-related bonds(a)	$167	$155
Other bonds(b)	57	54

Total bid, performance-related and other bonds	$224	$209

(a)	Net of restricted cash and cash equivalent amounts of $4 and $5 as of December 31, 2008 and 2007, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $7 and $27 as of December 31, 2008 and 2007, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $16 as of December 31, 2008. These commitments expire at various dates through to 2017.

Purchase commitments

Nortel has entered into purchase commitments with certain suppliers under which it commits to buy a minimum amount or percentage of designated products or services in exchange for price guarantees or similar concessions. In certain of these agreements, Nortel may be required to acquire and pay for such products or services up to the prescribed minimum or forecasted purchases. As of December 31, 2008, Nortel had aggregate purchase commitments of $29 compared with $40 as of December 31, 2007. In accordance with Nortel’s agreements with certain of its inventory suppliers, Nortel records a liability for firm, non-cancelable, and unconditional purchase commitments for quantities purchased in excess of future demand forecasts.

The following table sets forth the expected purchase commitments to be made over the next several years:

	2009	2010	2011	Thereafter	Total Obligations
Purchase commitments	$17	$9	$3	$—	$29

Amounts paid by Nortel under the above purchase commitments during the years ended December 31, 2008, 2007 and 2006 were $29, $31 and $470, respectively. See note 1 for further information regarding update to purchase commitments with Flextronics.

Operating leases and other commitments

As of December 31, 2008, the future minimum payments under operating leases, sale lease-backs with continuing involvement, outsourcing contracts, special charges related to lease commitments accrued for as part of restructuring contract settlement, and lease costs and related sublease recoveries under contractual agreements consisted of:

	Operating Leases	Sale Lease-Backs	Outsourcing Contracts	Special Charges	Sublease Income
2009	$99	$7	$19	$39	$(28)
2010	93	7	—	57	(28)
2011	77	8	—	52	(23)
2012	60	8	—	50	(15)
2013	50	9	—	49	(13)
Thereafter	267	24	—	164	(39)

Total future minimum payments	$646	$63	$19	$411	$(146)

Rental expense on operating leases for the years ended December 31, 2008, 2007 and 2006, net of applicable sublease income, amounted to $190, $198 and $196, respectively.

Expenses related to outsourcing contracts for the years ended December 31, 2008, 2007 and 2006 amounted to $37, $53 and $93, respectively, and were for services provided to Nortel primarily related to a portion of its information services function. The amount payable under Nortel’s outsourcing contracts is variable to the extent that Nortel’s workforce fluctuates from the baseline levels contained in the contracts. The table above shows the minimum commitment contained in the outsourcing contracts.

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

Microsoft will make available to Nortel up to $52 in marketing and telephony systems integration funds to be offset against marketing costs incurred by Nortel, and up to $40 in research and development funds over the initial four year term of the agreement. Payments are received by Nortel upon Nortel achieving certain mutually agreed upon performance metrics. Microsoft will recoup its payment of research and development funds by receiving payments from Nortel of 5% of revenue over a mutually agreed upon enterprise voice and application business base plan. Any research and development funds that have not been recouped must be repaid in full by Nortel to Microsoft by March 31, 2012. As of December 31, 2008, Nortel has not received any of the research and development funds from Microsoft.

Microsoft and Nortel will each retain all revenues from sales or licenses of each party’s respective software, sales or leasing of each party’s respective hardware and delivery of services to customers and partners in accordance with separate agreements with each parties’ respective channel partners and/or customers.

Mobile WiMAX Strategic Agreement with Alvarion Ltd.

On June 11, 2008, Nortel entered into an agreement with Alvarion Ltd. (“Alvarion”), to jointly develop a mobile WiMAX product solution. For the duration of the agreement, Nortel agreed to terminate its current

IEEE 802.16e macro mobile WiMAX BTS commercial product development and instead work with Alvarion to continue the development of a world leading mobile WiMAX (802.16e) portfolio of access products. Nortel did not commit to any purchase commitments under the agreement. Alvarion agreed to provide the R&D work for the joint mobile WiMAX BTS product solution, with the funding assistance, development and engineering expertise provided by Nortel. Nortel agreed to pay Alvarion an agreed amount of R&D funding over the four year term of the agreement. See note 23 for further information.

16. Financing arrangements and variable interest entities

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

Total customer financing as of December 31, 2008 and 2007 was $5 and $6, respectively, which included undrawn commitments of nil. During the years ended December 31, 2008 and 2007, Nortel reduced undrawn customer financing commitments by nil and $1, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans.

During the years ended December 31, 2008, 2007 and 2006, Nortel recorded net customer financing bad debt expense (recovery) of ($3), $4 and $4, respectively, as a result of settlements and adjustments to other existing provisions. The recoveries and expense were included in the consolidated statements of operations within SG&A expense.

During the years ended December 31, 2008, 2007 and 2006, Nortel did not enter into any new agreements to restructure and/or settle customer financing and related receivables.

Consolidation of variable interest entities

Certain lease financing transactions of Nortel were structured through single transaction VIEs that did not have sufficient equity at risk, as defined in FIN 46R. Effective July 1, 2003, Nortel prospectively began consolidating two VIEs for which Nortel was considered the primary beneficiary following the guidance of FIN 46, on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs debt, which represented the majority of the risks associated with the respective VIEs’ activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During 2004, the debt related to one of the VIEs was extinguished and as a result consolidation of this VIE was no longer required. As of December 31, 2008, Nortel’s consolidated balance sheet included $82 of long-term debt (see note 12) and $81 of plant and equipment—net related to the remaining VIE. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.

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

Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of December 31, 2008 and 2007, none of these other interests or arrangements were considered significant variable interests and, therefore, are not disclosed in Nortel’s financial statements.

Transfer of Receivables

Nortel transfers receivables to third party financial institutions either directly or through a special purpose entity to meet the needs for working capital. In 2008, a gross amount of $126 of receivables were transferred at a total cost incurred of $2. $83 of the receivables transferred were accounted for as sales, and $59 transferred were accounted for as secured borrowings with corresponding notes payable recorded.

Several of Nortel’s entities in the People’s Republic of China (PRC) transfer trade receivables to a special purpose entity China Credit Trust Co., Ltd., an independent trustee company registered in PRC and financed by local corporate investors, for the purpose of raising cash by further transferring the beneficial interests of these trade receivables to third party financial institutions. Nortel retains no beneficial interest in this special purpose entity or the transferred assets. In 2008, a total of $15 of receivables were transferred through this arrangement at a cost of $1. $13 of the transferred receivables were accounted for as sales and $2 were accounted for as secured borrowings with corresponding notes payable recorded. Nortel retains the servicing of these transferred receivables with an average maturity of 11 months. A special account held by Nortel with a deposit of $2 for payment of current and future interests to the beneficiaries which, as of December 31, 2008, is classified as restricted cash on Nortel’s consolidated financial statements. The value of servicing assets and liabilities related to the outstanding trade receivables transferred are assessed base on available market information and assumptions, and are concluded to be immaterial to the current reporting period.

17. Capital stock

Common shares

Nortel is authorized to issue an unlimited number of NNC common shares without nominal or par value. The outstanding number of NNC common shares and prepaid forward purchase contracts included in shareholders’ equity consisted of the following as of December 31:

	2008		2007		2006
(Number of common shares in thousands)	Number	$	Number	$	Number	$
Common shares:
Balance at the beginning of the year	437,423	$34,028	433,935	$33,938	433,916	$33,932
Shares issued pursuant to:
Share based compensation	999	26	833	24	263	12
Common share cancellations(a)	—	—	(3)	—	(244)	(6)
Global Class Action Settlement(b)	59,425	1,539	2,647	69	—	—
Other	46	—	11	(3)	—	—

Balance at the end of the year	497,893	$35,593	437,423	$34,028	433,935	$33,938

(a)

Relates to NNC common shares surrendered by members and former members of Nortel’s core executive team for cancellation in connection with the voluntary undertaking by each such individual to pay over a three year period an amount equal to the return to profitability bonus paid in 2003.

(b)	Relates to NNC common shares issued and issuable in connection with the equity component of the Global Class Action Settlement, as described in note 22.

Preferred shares

Nortel is authorized to issue an unlimited number of class A preferred shares, which rank senior to the class B preferred shares and the NNC common shares upon a distribution of capital or assets, and an unlimited number of class B preferred shares, which rank junior to the class A preferred shares and senior to the NNC common shares upon a distribution of capital or assets, in each case without nominal or par value. Each of the class A and class B preferred shares is issuable in one or more series, each series having such rights, restrictions and provisions as determined by Nortel’s Board of Directors at the time of issue. None of the class A or class B preferred shares of Nortel have been issued.

Shareholder rights plan

At the Nortel annual and special shareholders’ meeting on June 29, 2006, shareholders approved the reconfirmation and amendment of Nortel’s shareholder rights plan, which will expire at the 2009 annual meeting of shareholders. See note 23 for further updated information on the 2009 annual general meeting of the shareholders. Under the rights plan, Nortel issues one right for each Nortel common share outstanding. These rights would become exercisable upon the occurrence of certain events associated with an unsolicited takeover bid and would, if exercised, permit shareholders that are not making an unsolicited takeover bid to purchase NNC common shares at a significant discount.

18. Earnings (loss) per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	2008(a)&(b)	2007(a)&(b)	2006
	(Number of common shares in millions)
Net earnings (loss)	$(5,799)	$(957)	$28

Basic and diluted weighted-average shares outstanding:
Issued and outstanding	498	484	434

Weighted-average shares dilution adjustments—exclusions:
Stock options and other share-based awards	37	33	30
4.25% Convertible Senior Notes(b) (note 12)	—	7	18
1.75% Convertible Senior Notes(b) (note 12)	18	18	—
2.125% Convertible Senior Notes(b) (note 12)	18	18
Basic and diluted earnings (loss) per common share
—from continuing operations	$(11.64)	$(1.98)	$0.06
—from discontinued operations	0.00	0.00	0.00

Basic and diluted earnings (loss) per common share	$(11.64)	$(1.98)	$0.06

(a)

Shares issued or issuable as a result of the Global Class Action Settlement (as defined in note 22) of 62,866,775 for the year ended December 31, 2008, as well as 49,432,231 for the year ended December 31, 2007, respectively, have been included in the calculation of basic and diluted weighted-average number of NNC common shares outstanding with effect from March 20, 2007. For additional information, see note 22.

(b)	As a result of net loss for the years ended December 31, 2008 and 2007, all potential dilutive securities in these periods were considered anti-dilutive.

19. Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	2008	2007	2006
Accumulated foreign currency translation adjustment
Balance at the beginning of the year	$783	$482	$198
Change in foreign currency translation adjustment(a)	(246)	301	284

Balance at the end of the year	537	783	482

Unrealized gain (loss) on investments—net
Balance at the beginning of the year	26	39	31
Change in unrealized gain (loss) on investments	(10)	(13)	8

Balance at the end of the year(b)	16	26	39

Unrealized derivative gain (loss) on cash flow hedges—net
Balance at the beginning of the year	—	(10)	7
Change in unrealized derivative gain (loss) on cash flow hedges(c)	—	10	(17)

Balance at the end of the year	—	—	(10)

Minimum pension liability—net
Balance at the beginning of the year	—	—	(1,084)
Change in minimum pension liability adjustment(d)	—	—	94
Adoption of FAS 158—net(e)	—	—	990

Balance at the end of the year	—	—	—

Unamortized Pension and Post-Retirement Plan actuarial losses and prior service cost—net
Balance at the beginning of the year	(572)	(1,132)	—
Adoption of FAS 158—net(e)	5	—	(1,132)
Change in unamortized pension and post-retirement actuarial losses and prior service cost(f)	(715)	560	—

Balance at the end of the year	(1,282)	(572)	(1,132)

Accumulated other comprehensive income (loss)	$(729)	$237	$(621)

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries.
(b)

Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil, for each of the years ended December 31, 2008, 2007 and 2006. During the years ended December 31, 2008, 2007 and 2006, realized (gains) losses on investments of $8, nil and $5, respectively, were reclassified to other income (expense)—net in the consolidated statements of operations.

(c)

During the years ended December 31, 2008, 2007 and 2006, net derivative gains of nil, $10 and $14 were reclassified to other income (expense)—net. Unrealized derivative gain (loss) on cash flow hedges is net of tax of nil, nil and nil for the years ended December 31, 2008, 2007 and 2006, respectively.

(d)

Represents non-cash charges to shareholders’ equity related to the increase in the minimum required recognizable liability associated with Nortel’s pension plans (see note 9). The change in minimum pension liability adjustment is presented net of tax of $24 for the year ended December 31, 2006.

(e)

Represents non-cash charges to shareholders’ equity (deficit) related to the adoption of SFAS 158 (see note 9). The charge is presented net of tax of $5 for the year ended December 31, 2008 and $60 for the year ended December 31, 2006.

(f)

Represents non-cash charges to shareholders’ equity (deficit) related to the change in unamortized pension and post-retirement actuarial losses and prior service cost (see note 9). The charge is presented net of tax of $5 and $91 for the year ended December 31, 2008 and 2007, respectively.

20. Share-based compensation plans

As discussed further in note 23, Nortel’s equity-based compensation plans, including all outstanding equity under the plans (vested and non-vested stock options, SARs, RSUs and PSUs) have been terminated on February 27, 2009.

At the annual meeting of Nortel’s shareholders held on May 7, 2008 (“Meeting”), the following amendments to the 2005 SIP were approved by Nortel’s shareholders in accordance with the rules of the TSX and NYSE and the terms of the 2005 SIP: (i) an increase in the number of NNC common shares issuable under the 2005 SIP by 14 million from 12.2 million to 26.2 million; (ii) the addition of certain additional types of amendments to the 2005 SIP or awards under it requiring shareholder approval; and (iii) amendments to reflect current market practices with respect to blackout periods. In addition, the following amendments to the Nortel Global Stock Purchase Plan, As Amended and Restated, the Nortel U.S. Stock Purchase Plan, As Amended and Restated and the Nortel Stock Purchase Plan for Members of the Nortel Saving and Retirement Program, As Amended (collectively, the “ESPPs”), were approved by Nortel’s shareholders at the Meeting: (i) an increase in the number of NNC common shares available for purchase under the ESPPs by 5.5 million from 4.5 million to 10 million; (ii) amendments to the ESPPs to permit participation by certain employees of Nortel, its participating subsidiaries and designated affiliate companies who previously were excluded from participating; and (iii) approval of the amended U.S. plan in order to qualify for special tax treatment under Section 423 of the United States Internal Revenue Code.

Options

Prior to 2006, Nortel granted options to employees to purchase NNC common shares under two existing stock option plans, the 2000 Plan and the 1986 Plan. Under these two plans, options to purchase NNC common shares could be granted to employees and, under the 2000 Plan, options could also be granted to directors of Nortel. The options under both plans entitle the holders to purchase one NNC common share at a subscription price of not less than 100% (as defined under the applicable plan) of the market value on the effective date of the grant. Subscription prices are stated and payable in U.S. Dollars for U.S. options and in Canadian Dollars for Canadian options. Options granted prior to 2003 generally vest 33-1/3% each year over a three-year period on the anniversary date of the grant. Commencing in 2003, options granted generally vest 25% each year over a four-year period on the anniversary of the date of grant. The term of an option cannot exceed ten years. The Compensation and Human Resources Committee of the Boards of Directors of Nortel and NNL (“CHRC”) administers both plans. Nortel meets its obligations under both plans by issuing NNC common shares. NNC common shares remaining available for grant after December 31, 2005 under the 2000 Plan and the 1986 Plan (and including common shares that become available upon expiration or termination of options granted under such plans) were transferred to and were available for grant under the 2005 SIP effective January 1, 2006.

In 2005, Nortel’s shareholders approved the 2005 SIP, a share-based compensation plan, which permits grants of stock options, including incentive stock options, SARs, RSUs and PSUs to employees of Nortel and its subsidiaries. Nortel generally meets its obligations under the 2005 SIP by issuing NNC common shares. On November 6, 2006, the 2005 SIP was amended and restated effective as of December 1, 2006, to adjust the number of NNC common shares available for grant thereunder to reflect the 1 for 10 consolidation of issued and outstanding NNC common shares. The subscription price for each share subject to an option shall not be less than 100% of the market value (as defined under the 2005 SIP) of NNC common shares on the date of the grant. Subscription prices are stated and payable in U.S. Dollars for U.S. options and in Canadian Dollars for Canadian options. Options granted under the 2005 SIP generally vest 25% each year over a four-year period on the anniversary of the date of grant. The 2005 SIP is administered by the CHRC. Options granted under the 2005 SIP may not become exercisable within the first year (except in the event of death), and in no case shall the term of an option exceed ten years. All stock options granted have been classified as equity instruments based on the settlement provisions of the share-based compensation plans.

During the year ended December 31, 2008, approximately 53 NNC common shares were issued pursuant to the exercise of stock options granted under the 1986 Plan and nil NNC common shares were issued pursuant to the exercise of stock options granted under the 2000 Plan. During the year ended December 31, 2008, approximately 4,524,942 stock options were granted under the 2005 SIP. During the year ended December 31, 2008 there were no stock options exercised under the 2005 SIP.

As of December 31, 2008, the maximum number of NNC common shares authorized by the shareholders and reserved for issuance by Nortel’s Board of Directors under each of the 1986 Plan, 2000 Plan and 2005 SIP is as follows:

	Maximum
	(Number of common shares in thousands)
1986 Plan
Issuable to employees	46,972	(a)

2000 Plan
Issuable to employee and non-employee directors(b)	9,400	(a)

SIP
Issuable to employees	26,200

(a)

NNC common shares which were remaining available for grant after December 31, 2005 under the 1986 and the 2000 Plan were transferred to the 2005 SIP effective January 1, 2006. NNC common shares that become available upon expiration or termination of options granted under such plans will also roll-over to the 2005 SIP.

(b)	Under the 2000 Plan, a maximum of 50 NNC common shares were authorized by the shareholders and reserved for issuance to non-employee directors.

In January 1995, a key contributor stock option program (“Key Contributor Program”) was established and options have been granted under the 1986 Plan and the 2000 Plan in connection with this program. Under this program, a participant was granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of an NNC common share on the date of grant and the replacement options have an exercise price equal to the market value of an NNC common share on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of NNC common shares at least equal to the number of common shares subject to the initial options less any NNC common shares sold to pay for options costs, applicable taxes and brokerage costs associated with the exercise of the initial options. No Key Contributor Program options were granted for the years ended December 31, 2008, 2007 and 2006.

Nortel also assumed stock option plans in connection with the acquisition of various companies. NNC common shares are issuable upon the exercise of options under the assumed stock option plans, although no further options may be granted under the assumed plans. The vesting periods for options granted under these assumed stock option plans may differ from the 2005 SIP, 2000 Plan and 1986 Plan, but the assumed plans are not considered significant to Nortel’s overall use of share-based compensation.

The following is a summary of the total number of outstanding options under the 2005 SIP, the 2000 Plan, the 1986 Plan and assumed stock options plans and the maximum number of stock options available for grant under the 2005 SIP:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Remaining Contractual Life	Aggregate Intrinsic Value	Available for Grant
	(Thousands)		(In Years)	(Thousands)	(Thousands)
Balance at December 31, 2005	30,292	$94.30	6.1	$44,553	16,964	(a)
Granted options under all stock option plans	4,040	$21.09		$22,787	(5,317	)(a)
Options exercised	(80)	$22.10		$577	—
Options forfeited	(1,257)	$39.30			1,362	(a)
Options expired	(3,202)	$143.61			2,684	(a)
Fractional share adjustment(b)	(11)	$—			10

Balance at December 31, 2006	29,782	$81.72	5.7	$36,952	15,703	(a)
Granted options under all stock option plans	4,537	$25.24		$—	(7,180	)(a)
Options exercised	(413)	$23.44		$1,798	—
Options forfeited	(1,187)	$37.10			1,570	(a)
Options expired	(3,509)	$121.08			3,421	(a)

Balance at December 31, 2007	29,210	$75.30	5.6	$69	13,514	(a)
New available common shares					14,000	(d)
Granted options under all stock option plans	4,525	$8.08		$—	(10,221	)(a)
Options exercised	—	$—		$—
Options forfeited	(781)	$23.52			1,188	(a)
Options expired	(3,528)	$127.20			3,503	(a)
Options cancelled	(8)	$8.00			42	(a)

Balance at December 31, 2008	29,418	$56.00	5.8	$—	22,026	(c)

(a)	Amount is inclusive of RSUs and PSUs granted, cancelled, forfeited or expired, as applicable. RSUs and PSUs reduce the number of NNC common shares available for grant under the 2005 SIP.
(b)	Relates to an adjustment required as a result of the 1 for 10 common share consolidation effective December 1, 2006.
(c)	Includes 14,116 NNC common shares available for issuance under the 2005 SIP in connection with awards of RSUs and/or PSUs.
(d)	Represents the additional 14,000 NNC common shares that were approved for issuance under the 2005 SIP by shareholders on May 7, 2008.

The following tables summarize information about stock options outstanding and exercisable as of December 31, 2008:

	Options Outstanding
Range of exercise prices	Number Outstanding		Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(Thousands)		(In Years)		(Thousands)
$ 0.00 - $ 20.20	5,636		8.8	$9.98	$—
$ 20.21 - $ 23.90	5,503		5.6	$22.48	$—
$ 23.91 - $ 27.80	6,343		7.5	$26.47	$—
$ 27.81 - $ 36.00	2,696		5.7	$30.46	$—
$ 36.01 - $ 52.00	271		3.2	$50.51	$—
$ 52.01 - $ 72.00	2,852		3.0	$65.53	$—
$ 72.01 - $ 80.00	2,388		4.5	$76.82	$—
$ 80.01 - $120.00	1,474		3.7	$89.23	$—
$120.01 - $180.00	241		0.3	$158.61	$—
$180.01 - $977.65	2,014		0.9	$329.52	$—

	29,418		5.8	$56.00	$—

Fully vested options and options expected to vest as of December 31, 2008	28,092		5.7	$57.92	$—

	Options Exercisable
Range of exercise prices	Number Exercisable		Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(Thousands)		(In Years)		(Thousands)
$ 0.00 - $ 20.20	563		6.9	$18.83	$—
$ 20.21 - $ 23.90	4,329		5.1	$22.82	$—
$ 23.91 - $ 27.80	2,975		7.0	$27.06	$—
$ 27.81 - $ 36.00	2,218		5.4	$30.33	$—
$ 36.01 - $ 52.00	271		3.2	$50.51	$—
$ 52.01 - $ 72.00	2,852		3.0	$65.53	$—
$ 72.01 - $ 80.00	2,388		4.5	$76.82	$—
$ 80.01 - $120.00	1,474		3.7	$89.23	$—
$120.01 - $180.00	237		0.3	$158.66	$—
$180.01 - $977.65	2,014		0.9	$329.52	$—

	19,321	(a)	4.5	$76.29	$—

(a)

Total number of exercisable options for the years ended December 31, 2008 and 2007 were 19,321 and 19,197, respectively. During the periods of March 10, 2004 to June 1, 2005, and March 10, 2006 to June 6, 2006, the exercise of otherwise exercisable stock options was suspended due to Nortel and NNL not being in compliance with certain reporting requirements of U.S. and Canadian securities regulators.

The aggregate intrinsic value of outstanding and exercisable stock options provided in the preceding table represents the total pre-tax intrinsic value of outstanding and exercisable stock options based on Nortel’s closing share price of $0.26 as of December 31, 2008, the last trading day for NNC common shares in 2008, which is assumed to be the price that would have been received by the stock option holders had all stock option holders exercised and sold their options on that date. The total number of in-the-money options exercisable as of December 31, 2008 was nil.

SARs

Stand-alone SARs or SARs in tandem with options may be granted under the 2005 SIP. During the year ended December 31, 2008, Nortel granted 31,199 stand-alone SARs under the 2005 SIP. As of December 31, 2008, no tandem SARs have been granted under the 2005 SIP. As of December 31, 2008, 101,956 stand-alone SARs are outstanding under the 2005 SIP. The SARs awarded under the 2005 SIP program will be settled in cash at the time of exercise. All SARs granted have been classified as liability awards based on their cash settlement provisions. Generally, stand-alone SARs awarded under the 2005 SIP vest in equal installments on the first four anniversary dates of the grant date of the award.

RSUs

During the year ended December 31, 2008, 3,658,482 share based RSUs were granted under the 2005 SIP and an additional 123,457 RSUs were granted and are to be settled in cash due to certain country-specific rules and regulations. Nortel accounts for these cash settled grants as liability awards. All other granted RSUs are settled in shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the 2005 SIP. During the year ended December 31, 2008, there were approximately 998,657 NNC common shares issued pursuant to the vesting of RSUs granted under the 2005 SIP.

The following is a summary of the total number of outstanding RSU awards granted:

	Outstanding RSU Awards	Weighted- Average Grant Date Fair Value(a)	Weighted Average Remaining Contractual Life
	(Thousands)		(In Years)
Balance at December 31, 2005	697	$31.48	9.7
Granted RSU awards	813	$21.01
Awards settled(b)	(183)	$31.80
Awards forfeited	(87)	$28.50
Awards expired	—	$—

Balance at December 31, 2006	1,240	$24.74	9.2
Granted RSU awards	2,121	$25.02
Awards settled(b)	(421)	$25.22
Awards forfeited	(234)	$24.43
Awards expired	—	$—

Balance at December 31, 2007	2,706	$24.86	2.2
Granted RSU awards	3,658	$7.93
Awards settled(b)	(1,004)	$25.11
Awards forfeited	(326)	$17.11
Awards cancelled	(34)	$8.04

Balance as at December 31, 2008	5,000	$13.05	2.1

RSUs expected to vest as of December 31, 2008	4,320	$13.44	2

(a)	RSU awards do not have an exercise price; therefore grant date weighted-average fair value has been calculated. The grant date fair value for the RSU awards is the share price on the date of grant.
(b)	The total settlement date fair value of RSUs under the 2005 SIP settled during the years ended December 31, 2008, 2007 and 2006 were $6, $9 and $4, respectively.

PSUs

PSU-rTSRs

Prior to January 1, 2008 all awards of PSU-rTSRs (previously defined as “PSUs” in the 2007 Annual Report) under the 2005 SIP had vesting conditions based on the relative total shareholder return metric and had a 36-month performance period. Awards of PSU-rTSRs granted after January 1, 2008 have a 36-month performance period and an additional 30-day employment service period. All other vesting conditions with respect to PSU-rTSRs remain consistent with the conditions as reported in the 2007 Annual Report. The number of NNC common shares issued for vested PSU-rTSRs can range from 0% to 200% of the number of PSU-rTSR awards granted.

During the year ended December 31, 2008, 779,300 share based PSU-rTSRs were granted under the 2005 SIP and an additional 16,875 PSU-rTSRs were granted and are to be settled in cash due to certain country-specific rules and regulations. Nortel accounts for these cash settled grants as liability awards. All other such granted PSU-rTSRs are settled in shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the 2005 SIP. During the year ended December 31, 2008, there were no PSU-rTSRs that vested under the 2005 SIP.

The following is a summary of the total number of outstanding PSU-rTSR awards granted:

	Outstanding PSU-rTSR Awards	Weighted- Average Grant Date Fair Value(a)	Weighted Average Remaining Contractual Life
	(Thousands)		(In Years)
Balance at December 31, 2006	447	$22.44	9.5
Granted PSU-rTSR awards	523	$21.45
Awards settled(b)	—	$—
Awards forfeited	(150)	$22.19
Awards expired	—	$—

Balance at December 31, 2007	820	$21.96	1.5
Granted PSU-rTSR awards	779	$6.84
Awards settled(b)	—	$—
Awards forfeited	(45)	$18.63
Awards expired	—	$—

Balance at December 31, 2008(a)	1,554	$14.47	1.3

PSUs-rTSRs expected to vest as of December 31, 2008	809	$12.73	1.6

(a)

PSU-rTSR awards do not have an exercise price, therefore grant date weighted-average fair value has been calculated. The grant date fair value for the PSU-rTSR awards was determined using a Monte Carlo simulation model. The number of PSU-rTSR awards expected to vest is based on the grant date Monte Carlo simulation model until actual vesting results are known.

(b)	No PSU-rTSRs under the 2005 SIP settled during the years ended December 31, 2008, 2007 and 2006.

PSU-Management OMs

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

Generally, the PSU-Management OMs granted under the 2005 SIP will be settled in shares at the time of vesting.

During the year ended December 31, 2008, 1,259,560 share based PSU-Management OMs were granted under the 2005 SIP and an additional 15,325 PSU-Management OMs were granted and are to be settled in cash due to certain country-specific rules and regulations. Nortel accounts for these cash settled grants as liability awards. All other PSU-Management OMs granted are settled in shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the 2005 SIP. During the year ended December 31, 2008, there were no PSU-Management OMs that vested under the 2005 SIP.

The following is a summary of the total number of outstanding PSU-Management OMs granted:

	PSU-Management OMs
	PSU-Management OM Awards	Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life
	(Thousands)(a)		(In Years)
Balance as of December 31, 2007	—	$—
Granted PSU-Management OMs Awards	1,259	$7.92
Awards settled	—	$—
Awards forfeited	(36)	$8.05
Awards expired	—	$—

Balance as of December 31, 2008(b)	1,223	$7.91	2.0

PSUs-Management OMs expected to vest as of December 31, 2008	856	$7.90	2.0

(a)	Does not include cash-settled PSU-Management OMs granted by Nortel.
(b)

Estimated number of NNC common shares to be issued based on PSU-Management OMs expected to vest, excluding expected service condition forfeitures and based on the full-year Management OM forecast as of December 31, 2008 and Nortel’s payout curve in accordance with the terms and conditions of the grant, is 44.

Nonvested shares

Nortel’s nonvested share awards consist of (i) options granted under all of Nortel’s stock option plans and (ii) RSU and PSU awards granted under the 2005 SIP. The fair value of each nonvested share award is calculated using the share price on the date of grant. A summary of the status of nonvested share awards as of December 31, 2008, and changes throughout the year ended December 31, 2008, is presented below.

	Options		RSU Awards		PSU-rTSR Awards		PSU-Management OM Awards
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value(a)	Shares	Weighted- Average Grant Date Fair Value(b)	Shares	Weighted- Average Grant Date Fair Value(a)
	(Thousands)		(Thousands)		(Thousands)		(Thousands)
Nonvested shares at December 31, 2007	10,013	$30.49	2,706	$24.86	820	$21.96	—	$—
Granted	4,525	$8.08	3,658	$7.93	779	6.84	1,259	7.92
Vested	(3,652)	$37.11	(1,005)	$25.11	—	—	—	—
Forfeited	(781)	$23.52	(326)	$17.11	(45)	18.63	(36)	8.05
Cancelled	(8)	$8.00	(34)	$8.04	—	—	—	—

Nonvested shares at December 31, 2008	10,097	$17.18	4,999	$13.04	1,554	$14.47	1,223	$7.91

(a)

RSU and PSU-Management OM awards do not have an exercise price, therefore grant date weighted-average fair value has been calculated. The grant date fair value for the RSU awards is the share price on the date of grant.

(b)

PSU-rTSR awards do not have an exercise price, therefore grant date weighted-average fair value has been calculated. The grant date fair value for the PSU-rTSR awards was determined using a Monte Carlo simulation model.

As of December 31, 2008, there was $49 of total unrecognized compensation cost related to Nortel’s stock option awards that is expected to be recognized over a weighted-average period of 1.9 years. As of December 31, 2008, there was $36 of total unrecognized compensation cost related to Nortel’s RSU awards granted which is expected to be recognized over a weighted-average period of 1.7 years. As of December 31, 2008, there was $5 of total unrecognized compensation cost related to Nortel’s PSU-rTSR awards granted which is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2008, there was an insignificant amount of total unrecognized compensation cost related to Nortel’s PSU-Management OMs granted.

Deferred share units (“DSUs”)

Under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the NNL Directors’ Deferred Share Compensation Plan (“DSC Plans”), non-employee directors can elect to receive all or a portion of their compensation for services rendered as a director of Nortel or NNL, any committees thereof, and as board or committee chairperson, in share units, in cash or a combination of share units and cash. DSUs are credited on a quarterly basis, and the number of share units received is equal to the amount of fees expressed in U.S. Dollars, converted to Canadian Dollars, divided by the market value expressed in Canadian Dollars of NNC common shares on the last trading day of the quarter. Generally, the share units are settled on the fourth trading day following the release of Nortel’s financial results after the director ceases to be a member of the boards of directors of Nortel and NNL, and each share unit entitles the holder to receive one NNC common share. The value of the DSU and the related compensation expense is determined and recorded based on the current market price of the underlying NNC common shares on the date of the grant. Common shares are purchased on the open market to settle outstanding share units. As of December 31, 2008 and 2007, as well as for the years ended December 31, 2008, 2007 and 2006, the number of share units outstanding and the DSU expense were not material to Nortel’s results of operations and financial condition. See note 1 for further information on the impact of the Creditor Protection Proceedings on the DSC Plans.

Limited share purchase plan (“LSPP”)

In November 2007, Nortel adopted a limited share purchase plan as a vehicle to enable certain executive officers of Nortel and NNL to purchase NNC common shares to satisfy share ownership guidelines while continuing to comply with an exemption from the SEC short swing profit rules. All shares issued under the LSPP will be sold for fair market value determined by reference to the volume weighted average trading price of NNC common shares on each of the TSX and the NYSE, whichever is higher. The maximum number of shares that may be purchased under the LSPP is 450,000 NNC common shares. As of December 31, 2008, the number of shares outstanding and the related compensation expense was not material to Nortel’s results of operations and financial condition.

Employee stock purchase plans

Nortel maintained ESPPs to facilitate the acquisition of NNC common shares at a discount. The discount was such that the ESPPs were considered compensatory and Nortel’s contribution to the ESPPs has been recorded as compensation cost on a quarterly basis as the obligation to contribute is incurred. The ESPPs were terminated effective December 12, 2008. There will be no further purchases of NNC common shares under the ESPPs. Any payment deductions made for the purchase period that began on October 1, 2008 (originally scheduled to end December 31, 2008) were returned to employees, and no additional employee payroll deductions were accepted effective December 12, 2008.

The ESPPs were designed to have four offering periods each year, with each offering period beginning on the first day of each calendar quarter. Eligible employees were permitted to have up to 10% of their eligible compensation deducted from their pay during each offering period to contribute towards the purchase of NNC common shares. NNC common share were purchased on behalf of plan participants in the open market on either the NYSE or TSX for delivery to participating employees. The purchase price per common share to participating employees was effectively equal to 85% of the prices at which common shares were purchased on the TSX for Canadian participants and on the NYSE for all other participants on the purchase date.

The purchases under the ESPPs for the years ended December 31 are shown below:

(number of shares in thousands)	2008	2007	2006(b)
Nortel common shares purchased(a)	4,331	1,286	294
Weighted-average price of shares purchased	$4.50	$20.26	$25.43

(a)	Compensation expense was recognized for Nortel’s portion of the contributions. Nortel contributed an amount equal to the difference between the market price and the employee purchase price.
(b)

During the period of March 10, 2006 to June 6, 2006, purchases under the ESPPs were suspended due to Nortel and NNL not being in compliance with certain reporting requirements of U.S. and Canadian securities regulators.

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

In November 2005, the FASB issued FASB FSP No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”). Nortel elected to adopt the alternative transition method to SFAS 123R in accounting for the tax effects of share-based payment awards to employees. The elective method comprises a computational component that establishes a beginning balance of the Additional Paid In Capital (“APIC”) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. As of December 31, 2006, the APIC balance was nil, and there were no other material impacts as a result of Nortel’s adoption of FSP FAS 123R-3.

Share-based compensation recorded during the years ended December 31 was as follows:

	2008	2007	2006
Share-based compensation:
DSUs(a)	$2	$—	$—
Options	$46	$76	$93	(b)
RSUs(a)	$31	$23	$8
PSU—rTSRs	$5	$6	$2
PSU—Management OMs	—	—	—

Total share-based compensation reported—net of tax	$84	$105	$103

(a)	Compensation related to employer portion of RSUs and DSUs was net of tax of nil in each period.
(b)	Includes a reduction of stock option cost of approximately $9, recognized during the first quarter of 2006, to align Nortel’s recognition of stock option forfeitures with the adoption of SFAS 123R.

Nortel estimates the fair value of stock options and SARs using the Black-Scholes-Merton option-pricing model, consistent with the provisions of SFAS 123R and SAB 107. The key input assumptions used to estimate the fair value of stock options and SARs include the grant price of the award, the expected term of the award, the volatility of NNC common shares, the risk-free interest rate and Nortel’s dividend yield. Nortel believes that the Black-Scholes-Merton option-pricing model adequately captures the substantive features of the option and SAR awards and is appropriate to calculate the fair values of Nortel’s options and SARs.

The following ranges of assumptions were used in computing the fair value of stock options and SARs for accounting purposes, for the following years ended December 31:

	2008	2007	2006
Black-Scholes Merton assumptions
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility(a)	44.21% - 74.28%	41.39% - 53.56%	60.08% - 73.66%
Risk-free interest rate(b)	1.55% - 3.33%	3.07% - 4.92%	4.57% - 5.04%
Expected term of options in years(c)	2.64 - 4.50	3.39 - 4.00	4.00
Range of fair value per option granted	$0.38 - $3.78	$7.89 - $11.86	9.97 - 12.26
Range of fair value per SAR granted	$0.002 - $3.13	$2.41 - $10.92	N/A

(a)	The expected volatility of NNC common shares is estimated using the daily historical share prices over a period equal to the expected term.
(b)	Nortel used the five-year U.S. government Treasury Note rate to approximate the four-year risk free rate.
(c)	The expected term of the stock options is estimated based on historical grants with similar vesting periods.

The fair value of all RSUs and PSU-Management OMs granted after January 1, 2008 was calculated using the closing share price from NYSE on the date of grant. For RSU awards granted before January 1, 2008, the fair value is calculated using an average of the high and low share prices from the highest trading value of either the NYSE or TSX on the date of the grant. There were no PSU-Management OMs granted before January 1, 2008. Nortel estimates the fair value of PSU-rTSR awards using a Monte Carlo simulation model. Certain assumptions used in the model include (but are not limited to) the following:

	2008	2007	2006
Monte Carlo assumptions
Beta (range)	N/A	1.20-1.88	2.0-2.1
Risk-free interest rate (range)(a)	1.64%-2.50%	3.37%-4.66%	4.79%-5.10%
Historical volatility(b)	43.96%-46.88%	N/A	5.00%

(a)	The risk-free interest rate used was the three-year U.S. government treasury bill rate.
(b)	In the prior year Beta was used as one of the Monte Carlo assumptions. In 2008, Nortel switched to 3 year historical volatility which matches the expected term of PSUs-rTSRs.

As of December 31, 2008, the annual forfeiture rates applied to Nortel’s stock options, SARs, RSU, PSU-rTSR and PSU-Management OM awards were 9.72%, 9.72%, 8.85%, 11.79% and 11.79% respectively.

The total income tax benefit recognized in the statements of operations for share-based compensation awards was nil for each of the years ended December 31, 2008, 2007 and 2006.

Cash received from exercise under all share-based payment arrangements was insignificant, $10 and $2 for the years ended December 31, 2008, 2007 and 2006, respectively. Tax benefits realized by Nortel related to these exercises were nil for each of the years ended December 31, 2008, 2007 and 2006.

Please see note 23, subsequent events, for further information.

21. Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties for the years ended December 31 are summarized as follows:

	2008	2007	2006
Revenues:
LGE(a)	$23	$22	$27
Vertical Communications, Inc. (“Vertical”)(b)	13	14	22
Other	14	11	5

Total	$50	$47	$54

Purchases:
LG Electronics Inc.(a)	$169	$287	$238
Sasken Communications Technology Ltd. (“Sasken”)(c)	11	28	34
GNTEL Co., Ltd (“GNTEL”)(d)	79	95	74
Other	19	15	39

Total	$278	$425	$385

(a)

LGE holds a minority interest in LG-Nortel. Nortel’s sales and purchases relate primarily to certain inventory-related items. As of December 31, 2008, accounts payable to LGE was net $45, compared to $31 as at December 31, 2007.

(b)	LG-Nortel currently owns a minority interest in Vertical. Vertical supports LG-Nortel’s efforts to distribute Nortel’s products to the North American market.
(c)	Nortel currently owns a minority interest in Sasken. Nortel’s purchases from Sasken relate primarily to software and software development-related purchases.
(d)

Nortel holds a minority interest in GNTEL through its business venture LG-Nortel. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of December 31, 2008, accounts payable to GNTEL was net $14, compared to net $31 as at December 31, 2007.

As of December 31, 2008 and 2007, accounts receivable from related parties were $19 and $16, respectively. As of December 31, 2008 and 2007, accounts payable to related parties were $71 and $67, respectively.

22. Contingencies

Creditor Protection Proceedings

Generally, as a result of the Creditor Protection Proceedings, as discussed in note 1, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions, no party may take any action to recover on pre-petition claims against any Debtor.

Global Class Action Settlement

Nortel entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits (“Global Class Action Settlement”) which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. Administration of the settlement claims is now substantially complete. As of December 31, 2008, almost all of the NNC common shares issuable in accordance with the settlement had been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The cash portion of the settlement has been distributed by the claims administrator to the approved claimants, net of an amount held in reserve by the claims administrator to cover contingencies and certain settlement costs. The settlement also requires that Nortel contribute to the plaintiffs one-half of any recovery from Nortel’s litigation referenced below against certain of its former senior officers who were terminated for cause in 2004.

U.S. Federal Grand Jury Subpoenas

In May 2004 and August 2005, Nortel received federal grand jury subpoenas for the production of certain documents in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Nortel understands that this investigation of NNI and certain former employees has been concluded, and it has been advised that no criminal charges will be filed in the U.S. in connection with this matter.

ERISA Lawsuit

Beginning in December 2001, Nortel, together with certain of its then-current and former directors, officers and employees, were named as a defendant in several purported class action lawsuits pursuant to the United States Employee Retirement Income Security Act. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period, which has yet to be determined by the court. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified.

Canadian Pension Class Action

On June 24, 2008, a purported class action lawsuit was filed against Nortel and NNL in the Ontario Superior Court of Justice in Ottawa, Canada alleging, among other things, that certain recent changes related to Nortel’s pension plan did not comply with the Pension Benefits Act (Ontario) or common law notification requirements. The plaintiffs seek declaratory and equitable relief, and unspecified monetary damages.

Nortel Statement of Claim Against its Former Officers

In January 2005, Nortel and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement referenced above.

Former Officers’ Statements of Claims Against Nortel

In April 2006, Mr. Dunn filed a Notice of Action and Statement of Claim in the Ontario Superior Court of Justice against Nortel and NNL asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgment interest and costs. Mr. Dunn has further brought an application before the Ontario Superior Court of Justice against Nortel and NNL seeking an order that, pursuant to its by-laws, Nortel reimburse him for all past and future defense costs he has incurred as a result of proceedings commenced against him by reason of his being or having been a director or officer of Nortel.

In May and October 2006, respectively, Messrs. Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against Nortel and NNL asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre-and post-judgment interest and costs.

Ipernica

In June 2005, Ipernica Limited (formerly known as QSPX Development 5 Pty Ltd), an Australian patent holding firm, filed a lawsuit against Nortel in the U.S. District Court for the Eastern District of Texas alleging patent infringement. In April 2007, the jury reached a verdict to award damages to Ipernica in the amount of $28. In March 2008, Nortel entered into an agreement to settle all claims, which grants to Nortel a perpetual, world-wide license to various Ipernica patents, and includes a covenant not to sue as well as mutual releases. In connection with this settlement, a payment of $12 was made by NNI to Ipernica in the first quarter of 2008.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its business, results of operations, financial condition or liquidity. Except for matters encompassed by the Ipernica settlement, Nortel intends to defend the above actions, suits, claims and proceedings in which it is a defendant, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

Nortel is also a defendant in various other suits, claims, proceedings and investigations that arise in the normal course of business.

Environmental Matters

Nortel’s business is subject to a wide range of continuously evolving environmental laws in various jurisdictions. Nortel seeks to operate its business in compliance with these changing laws and regularly evaluates their impact on operations, products and facilities. Existing and new laws may cause Nortel to incur additional costs. In some cases, environmental laws affect Nortel’s ability to import or export certain products to or from, or produce or sell certain products in, some jurisdictions, or have caused it to redesign products to avoid use of regulated substances. Although costs relating to environmental compliance have not had a material adverse effect on the business, results of operations, financial condition or liquidity to date, there can be no assurance that such costs will not have a material adverse effect going forward. Nortel continues to evolve compliance plans and risk mitigation strategies relating to the new laws and requirements. Nortel intends to design and manufacture products that are compliant with all applicable legislation and meet its quality and reliability requirements and may be affected by Nortel’s Creditor Protection Proceedings.

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of December 31, 2008, the accruals on the consolidated balance sheet for environmental matters were $11. Based on information available as of December 31, 2008 and 2007, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel and may be affected by our Creditor Protection Proceedings.

Nortel has remedial activities under way at 11 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $11.

Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at four Superfund sites in the U.S. (at three of the Superfund sites, Nortel is considered a de minimis potentially responsible party). A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 1% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $11 referred to above.

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

23. Subsequent events

In addition to the events identified in note 1, the following significant events occurred post-December 31, 2008:

Operating Model

As announced on November 10, 2008, effective January 1, 2009, Nortel decentralized several corporate functions and transitioned to a vertically integrated business unit structure. Enterprise customers are served by a business unit responsible for product and portfolio development, R&D, marketing and sales, partner and channel management, strategic business development and associated functions. Service provider customers are served by two business units with full responsibility for all product, services, applications, portfolio, business and market development, marketing and R&D functions: CN (consisting of wireless and carrier value-added activities) and MEN. A dedicated global carrier sales organization supports both business units.

Nortel’s GS business unit will be decentralized and transitioned to the other business segments by April 1, 2009 to help to minimize any impact on Nortel’s customer service activities. Commencing with the first quarter of 2009, Nortel will begin to report LG-Nortel as a separate reportable segment. Prior to that time, the results of

LG-Nortel were reported across all Nortel’s reportable segments. Also commencing with the first quarter of 2009, services results will be reported across all Nortel’s reportable segments (CN, ES, MEN and LG-Nortel). The previously announced decentralization of Nortel’s Global Operations organization has been put on hold and will be part of the planning around the comprehensive restructuring plan.

Accounting Requirements

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies operating under Chapter 11 of the U.S. Bankruptcy Code, generally does not change the basis of accounting measurement and recognition on which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the commencement of the Chapter 11 Proceedings distinguish transactions and events that are directly associated with the reorganization and restructuring of the business from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ended March 31, 2009. Nortel’s balance sheet, in addition, must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in Nortel’s statement of cash flows. Nortel will adopt SOP 90-7 commencing in the period ending March 31, 2009 and will segregate those items outlined above for all reporting periods from that date.

As a consequence of the Creditor Protection Proceedings and in accordance with SFAS No. 94, and other relevant accounting literature, Nortel is evaluating the possibility that Nortel may no longer control some of its principal consolidated subsidiaries for purposes of consolidating results.

Termination of Hedging Activity

To manage the risk from fluctuations in interest rates and foreign currency exchange rates, Nortel had entered into various derivative hedging transactions in accordance with its policies and procedures. However, as a result of the Creditor Protection Proceedings, the financial institutions that were counterparties in respect of these transactions have terminated the related instruments. Consequently, Nortel is now fully exposed to these interest rate and foreign currency risks and is expected to stay exposed at least until the conclusion of the Creditor Protection Proceedings.

Decision on Mobile WiMAX Business and Alvarion Agreement

On January 29, 2009, Nortel announced that it has decided to discontinue its mobile WiMAX business and end its joint agreement with Alvarion Ltd., originally announced in June 2008. Nortel is working closely with Alvarion to transition its mobile WiMAX customers to help ensure that ongoing support commitments are met without interruption. This decision is expected to have no impact on its other businesses.

Annual General Meeting of Shareholders

On February 10, 2009, Nortel and NNL obtained an order from the Canadian Court under the CCAA Proceedings relieving Nortel and NNL from the obligation to call and hold annual general meetings of their respective shareholders by the statutory deadline of June 30, 2009, and directing them to call and hold such meetings within six months following the termination of the stay period under the CCAA Proceedings.

Proposed Divestiture of Layer 4-7 Portfolio to Radware

On February 19, 2009, Nortel announced that it has entered into a “stalking horse” asset purchase agreement to sell certain portions of its Application Delivery portfolio to Radware Ltd. for approximately $18. Nortel has received orders from the U.S. Court and the Canadian Court that establish bidding procedures for an auction that will allow other qualified bidders to submit higher or otherwise better offers. A similar motion has been scheduled with the Canadian Court. Consummation of the transaction is subject to higher or otherwise better offers, approval of the U.S. Court and the Canadian Court and satisfaction of other conditions.

Workforce Reduction Plan; Employee Compensation Program Changes

On February 25, 2009, Nortel announced a workforce reduction plan. Under this plan, Nortel intends to reduce its global workforce by approximately 5,000 net positions. These reductions include remaining restructuring actions previously announced as part of prior plans, namely plans to shift approximately 200 positions from higher-cost to lower-cost locations and approximately 1,800 remaining workforce reductions. Nortel expects to implement these reductions over the next several months, in accordance with local country legal requirements. Nortel is taking these initial steps as part of its efforts to develop a comprehensive restructuring plan under the Creditor Protection Proceedings. Given the Creditor Protection Proceedings, Nortel has ceased taking any further actions under its previously announced restructuring plans as of the Petition Date.

Upon completion, the plan is currently expected to result in annual gross savings of approximately $560, with total charges to earnings of approximately $270 and total cash outlays upon terminations of approximately $160. The charges and cash outlays are expected to be incurred in 2009. The current estimated charges are based upon accruing in accordance with requirements under applicable U.S. GAAP accounting literature. The current estimated total charges and cash outlays are subject to change as a result of the ongoing review of regional legislation. The current estimated total charges to earnings and cash outlays and do not reflect any claim or contingency amounts that may be allowed under the Creditor Protection Proceedings and thus are subject to change as a result of the Creditor Protection Proceedings.

Nortel also announced on February 25, 2009 several changes to its employee compensation programs. Upon the recommendation of management, Nortel’s Board of Directors approved no payment of bonuses under the Nortel Annual Incentive Plan (AIP) for 2008. Nortel will continue its AIP in 2009 for all eligible full- and part-time employees. The plan is being modified to permit quarterly rather than annual award determinations and payouts, if any. This will provide a more immediate incentive for employees upon the achievement of critical shorter-term corporate performance objectives, including specific operational metrics in support of customer service levels, as Nortel works through the Creditor Protection Proceedings. Nortel is seeking to implement, and request court approval where required for, retention and incentive compensation for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings. On February 27, 2009, Nortel filed a motion in the U.S. Court to obtain approval of a key employee incentive and retention program.

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested. Nortel sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. As a result of the cancellation of the plans, the remaining unrecognized compensation cost for unvested awards of approximately $90 is expected to be recognized as compensation cost in the first quarter of 2009. See note 20 for additional information about Nortel’s share-based compensation plans.

Collection of Money Market Funds

On February 20, 2009, Nortel received $24 as a further redemption of the funds invested in The Reserve Primary Fund. As a result, the current remaining carrying value is $41.

24. Supplemental condensed consolidating financial information

On July 5, 2006, under the 2006 Indenture, NNL completed an offering of $2,000 aggregate principal amount of senior notes (“July 2006 Notes”) to qualified institutional buyers pursuant to Rule 144A and to persons outside the U.S. pursuant to Regulation S under the Securities Act. The July 2006 Notes consist of the 2016 Fixed Rate Notes issued July 2006, $550 of senior fixed rate notes due 2013 (“2013 Fixed Rate Notes”) and

$1,000 of floating rate senior notes due 2011 (“2011 Floating Rate Notes”). The 2016 Fixed Rate Notes issued July 2006 bear interest at a rate per annum of 10.75% payable semi-annually, the 2013 Fixed Rate Notes bear interest at a rate per annum of 10.125%, payable semi-annually, and the 2011 Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to the reserve-adjusted LIBOR plus 4.25%, payable quarterly. As of December 31, 2008, the 2011 Floating Rate Notes had an interest rate of 9.07% per annum. The July 2006 Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI.

On May 28, 2008, NNL completed the offering of the 2016 Fixed Rate Notes issued May 2008. The 2016 Fixed Rate Notes issued May 2008 are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI.

On March 28, 2007, Nortel completed the offering of the Convertible Notes. The Convertible Notes are fully and unconditionally guaranteed by NNL and initially guaranteed by NNI.

The following supplemental condensed consolidating financial data has been prepared in accordance with Rule 3-10 of Regulation S-X promulgated by the SEC and illustrates, in separate columns, the composition of Nortel, NNL, NNI as the Guarantor Subsidiary of the July 2006 Notes, the Convertible Notes, and the 2016 Fixed Rate Notes issued May 2008, the subsidiaries of Nortel that are not issuers or guarantors of the July 2006 Notes, the Convertible Notes and the 2016 Fixed Rate Notes issued May 2008 (“Non-Guarantor Subsidiaries”), eliminations and the consolidated total as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

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

Supplemental Condensed Consolidating Statements of Operations for the year ended December 31, 2008:

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$2,627	$4,687	$5,652	$(2,545)	$10,421
Cost of revenues	—	1,382	3,219	4,080	(2,545)	6,136

Gross profit	—	1,245	1,468	1,572	—	4,285

Selling, general and administrative expense	—	602	1,397	1,355	(1,201)	2,153
Research and development expense	—	827	615	131	—	1,573
Amortization of intangible assets	—	—	10	36	—	46
Special charges	—	61	133	108	—	302
Loss (gain) on sales of businesses and assets	—	(13)	2	—	—	(11)
Goodwill impairment	—	—	1,877	502	—	2,379
Other operating income—net	—	(10)	(11)	46	—	25

Operating earnings (loss)	—	(222)	(2,555)	(606)	1,201	(2,182)
Other income (expense)—net	(1)	(2,101)	(312)	(302)	2,654	(62)
Interest and dividend income	—	54	31	75	(50)	110
Interest expense
Long-term debt	(41)	(231)	(9)	(27)	—	(308)
Other	(42)	(5)	(8)	(13)	54	(14)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(84)	(2,505)	(2,853)	(873)	3,859	(2,456)
Income tax expense	—	(1,124)	(1,568)	(501)	—	(3,193)

	(84)	(3,629)	(4,421)	(1,374)	3,859	(5,649)
Minority interests—net of tax	(31)	—	—	(121)	—	(152)
Equity in net earnings (loss) of associated companies—net of tax	(5,684)	(3,757)	(76)	1	9,518	2

Net earnings (loss) before cumulative effect of accounting change	(5,799)	(7,386)	(4,497)	(1,494)	13,377	(5,799)
Cumulative effect of accounting change—net of tax	—	—	—	—	—	—

Net earnings (loss)	(5,799)	(7,386)	(4,497)	(1,494)	13,377	(5,799)
Dividends on preferred shares	—	31	—	—	(31)	—

Net earnings (loss) applicable to common shares	$(5,799)	$(7,417)	$(4,497)	$(1,494)	$13,408	$(5,799)

Supplemental Condensed Consolidating Statements of Operations for the year ended December 31, 2007:

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$3,124	$5,020	$5,229	$(2,425)	$10,948
Cost of revenues	—	1,908	3,236	3,615	(2,425)	6,334

Gross profit	—	1,216	1,784	1,614	—	4,614

Selling, general and administrative expense	—	520	921	1,049	—	2,490
Research and development expense	—	839	677	207	—	1,723
Amortization of intangible assets	—	—	8	42	—	50
Special charges	—	21	70	119	—	210
Loss (gain) on sales of businesses and assets	—	(8)	4	(27)	—	(31)
Shareholder litigation settlement recovery	(54)	—	—	—	—	(54)
Regulatory investigation expense	35	—	—	—	—	35
Other operating income—net	—	(19)	(9)	(7)	—	(35)

Operating earnings (loss)	19	(137)	113	231	—	226
Other income (expense)—net	(11)	458	(156)	177	(264)	204
Interest and dividend income	6	51	59	105	—	221
Interest expense
Long-term debt	(95)	(219)	(10)	(28)	—	(352)
Other	(13)	—	(73)	57	—	(29)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(94)	153	(67)	542	(264)	270
Income tax expense	—	(1,076)	(2)	(36)	—	(1,114)

	(94)	(923)	(69)	506	(264)	(844)
Minority interests—net of tax	(42)	—	—	(73)	—	(115)
Equity in net earnings (loss) of associated companies—net of tax	(821)	125	78	4	616	2

Net earnings (loss) before cumulative effect of accounting change	(957)	(798)	9	437	352	(957)
Cumulative effect of accounting change—net of tax	—	—	—	—	—	—

Net earnings (loss)	(957)	(798)	9	437	352	(957)
Dividends on preferred shares	—	42	—	—	(42)	—

Net earnings (loss) applicable to common shares	$(957)	$(840)	$9	$437	$394	$(957)

Supplemental Condensed Consolidating Statements of Operations for the year ended December 31, 2006:

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$3,067	$5,137	$5,959	$(2,745)	$11,418
Cost of revenues	—	2,006	3,564	4,153	(2,744)	6,979

Gross profit	—	1,061	1,573	1,806	(1)	4,439

Selling, general and administrative expense	5	419	998	1,081	—	2,503
Research and development expense	—	896	679	364	—	1,939
Amortization of intangible assets	—	—	3	23	—	26
In-process research and development expense	—	—	16	6	—	22
Special charges	—	25	47	33	—	105
Loss (gain) on sales of businesses and assets	—	(11)	(81)	(114)	—	(206)
Shareholder litigation recovery	(219)	—	—	—	—	(219)
Other operating income—net	—	(9)	(4)	—	—	(13)

Operating earnings (loss)	214	(259)	(85)	413	(1)	282
Other income (expense)—net	(25)	(8)	(7)	99	—	59
Interest and dividend income	18	37	68	66	(49)	140
Interest expense
Long-term debt	(85)	(126)	(37)	(24)	—	(272)
Other	(40)	(22)	(76)	64	6	(68)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	82	(378)	(137)	618	(44)	141
Income tax benefit (expense)	—	(12)	1	(49)	—	(60)

	82	(390)	(136)	569	(44)	81
Minority interests—net of tax	—	—	—	(20)	(39)	(59)
Equity in net earnings (loss) of associated companies—net of tax	(54)	356	80	(1)	(384)	(3)

Net earnings (loss) before cumulative effect of accounting change	28	(34)	(56)	548	(467)	19
Cumulative effect of accounting change—net of tax	—	1	5	3	—	9

Net earnings (loss)	28	(33)	(51)	551	(467)	28
Dividends on preferred shares	—	(38)	—	—	38	—

Net earnings (loss) applicable to common shares	$28	$(71)	$(51)	$551	$(429)	$28

Supplemental Condensed Consolidating Balance Sheets as of December 31, 2008:

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$2	$166	$667	$1,562	$—	$2,397
Short-term investments	—	—	65	—	—	65
Restricted cash and cash equivalents	10	22	—	4	—	36
Accounts receivable—net	3	737	934	1,902	(1,422)	2,154
Inventories—net	—	73	331	1,073	—	1,477
Deferred income taxes—net	—	—	—	44	—	44
Other current assets	—	78	96	281	—	455

Total current assets	15	1,076	2,093	4,866	(1,422)	6,628
Investments	(1,072)	1,728	3,651	(207)	(3,973)	127
Long term receivables—Intercompany	—	1	—	10	(11)	—
Plant and equipment—net	—	412	359	501	—	1,272
Goodwill	—	—	—	180	—	180
Intangible assets—net	—	1	26	116	—	143
Deferred income taxes—net	—	—	—	12	—	12
Other assets	16	160	62	237	—	475

Total assets	$(1,041)	$3,378	$6,191	$5,715	$(5,406)	$8,837

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Trade and other accounts payable	$28	$1,334	$884	$2,319	$(3,564)	$1,001
Payroll and benefit-related liabilities	—	87	169	197	—	453
Contractual liabilities	—	5	32	176	—	213
Restructuring liabilities	—	27	77	42	—	146
Other accrued liabilities	22	412	862	1,396	(18)	2,674
Long-term debt due within one year	—	1	9	9	—	19

Total current liabilities	50	1,866	2,033	4,139	(3,582)	4,506
Long-term debt	1,150	2,951	85	315	—	4,501
Deferred income taxes—net	—	—	—	11	—	11
Other liabilities	1,710	876	840	1,243	(1,721)	2,948

Total liabilities	2,910	5,693	2,958	5,708	(5,303)	11,966

Minority interests in subsidiary companies	—	—	—	286	536	822
Shareholders’ equity (deficit)	(3,951)	(2,315)	3,233	(279)	(639)	(3,951)

Total liabilities and shareholders’ equity (deficit)	$(1,041)	$3,378	$6,191	$5,715	$(5,406)	$8,837

Supplemental Condensed Consolidating Balance Sheets as of December 31, 2007:

(Millions of U.S. Dollars)	Networks Corporation	Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$1	$329	$1,128	$2,074	$—	$3,532
Restricted cash and cash equivalents	10	34	8	24	—	76
Accounts receivable—net	—	2,394	1,828	3,158	(4,797)	2,583
Inventories—net	—	100	505	1,397	—	2,002
Deferred income taxes—net	—	32	318	137	—	487
Other current assets	—	86	120	263	(2)	467

Total current assets	11	2,975	3,907	7,053	(4,799)	9,147
Investments	5,556	6,616	3,563	(68)	(15,473)	194
Plant and equipment—net	—	528	406	598	—	1,532
Goodwill	—	—	1,877	682	—	2,559
Intangible assets—net	—	18	34	161	—	213
Deferred income taxes—net	—	1,128	1,245	495	—	2,868
Other assets	21	171	118	260	(15)	555

Total assets	$5,588	$11,436	$11,150	$9,181	$(20,287)	$17,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$991	$1,486	$998	$2,509	$(4,797)	$1,187
Payroll and benefit-related liabilities	—	134	259	297	—	690
Contractual liabilities	—	17	47	208	—	272
Restructuring liabilities	—	11	46	43	—	100
Other accrued liabilities	14	463	1,246	2,104	(2)	3,825
Long-term debt due within one year	675	1	12	10	—	698

Total current liabilities	1,680	2,112	2,608	5,171	(4,799)	6,772
Long-term debt	1,150	2,243	94	329	—	3,816
Deferred income taxes—net	—	—	—	17	—	17
Other liabilities	—	1,071	716	1,103	(15)	2,875

Total liabilities	2,830	5,426	3,418	6,620	(4,814)	13,480

Minority interests in subsidiary companies	—	—	—	294	536	830
Shareholders’ equity	2,758	6,010	7,732	2,267	(16,009)	2,758

Total liabilities and shareholders’ equity	$5,588	$11,436	$11,150	$9,181	$(20,287)	$17,068

Supplemental Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2008:

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from (used in) operating activities
Net earnings (loss)	$(5,799)	$(7,386)	$(4,497)	$(1,494)	$13,377	$(5,799)
Adjustment to reconcile to net earnings (loss)	6,475	6,738	4,164	1,232	(13,377)	5,232

Net cash from (used in) operating activities	676	(648)	(333)	(262)	—	(567)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(39)	(42)	(78)	—	(159)
Proceeds on disposals of plant and equipment	—	—	—	—	—	—
Change in restricted cash and cash equivalents	—	14	8	17	—	39
Increase in short term and long term Investments	—	—	(362)	—	—	(362)
Decrease in short term and long term Investments	—	—	286	—	—	286
Acquisitions of investments and businesses—net of cash acquired	—	(51)	(34)	(28)	—	(113)
Proceeds from the sales of investments and businesses and assets—net	—	(60)	27	32	—	(1)

Net cash from (used in) investing activities	—	(136)	(117)	(57)	—	(310)

Cash flows from (used in) financing activities
Dividends on preferred shares	—	(34)	—	—	34	—
Dividends paid by subsidiaries to minority interest	—	—	—	(1)	(34)	(35)
Increase in notes payable	—	—	—	177		177
Decrease in notes payable	—	—	—	(138)	—	(138)
Capital repayment to minority shareholders	—	—	—	(36)	—	(36)
Proceeds from issuance of long-term debt	—	668	—	—	—	668
Repayments of long-term debt	(675)	—	—	—	—	(675)
Debt issuance cost	—	(13)	—	—	—	(13)
Repayments of capital lease obligations	—	—	(11)	(11)	—	(22)
Issuance of common shares	—	—	—	—	—	—

Net cash from (used in) financing activities	(675)	621	(11)	(9)	—	(74)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(184)	—	(184)

Net increase (decrease) in cash and cash equivalents	1	(163)	(461)	(512)	—	(1,135)
Cash and cash equivalents at beginning of year	1	329	1,128	2,074	—	3,532

Cash and cash equivalents at end of year	$2	$166	$667	$1,562	$—	$2,397

Supplemental Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2007:

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from (used in) operating activities
Net earnings (loss)	$(957)	$(798)	$9	$437	$352	$(957)
Adjustment to reconcile to net earnings (loss)	360	579	(8)	(25)	(352)	554

Net cash from (used in) operating activities	(597)	(219)	1	412	—	(403)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(81)	(64)	(90)	—	(235)
Proceeds on disposals of plant and equipment	—	58	5	27	—	90
Change in restricted cash and cash equivalents	585	—	(6)	(16)	—	563
Acquisitions of investments and businesses—net of cash acquired	—	(4)	(6)	(75)	—	(85)
Proceeds from the sales of investments and businesses and assets—net	—	(60)	62	73	—	75

Net cash from (used in) investing activities	585	(87)	(9)	(81)	—	408

Cash flows from (used in) financing activities
Dividends paid on preferred shares	—	(42)	—	—	42	—
Dividends paid by subsidiaries to minority interest	—	—	—	(10)	(42)	(52)
Increase in notes payable	—	—	—	76	—	76
Decrease in notes payable	—	—	—	(81)	—	(81)
Proceeds from issuance of long-term debt	1,150	—	—	—	—	1,150
Repayments of long-term debt	(1,125)	—	—	—	—	(1,125)
Debt issuance cost	(23)	—	—	—	—	(23)
Repayments of capital lease obligation	—	(3)	(9)	(12)	—	(24)
Issuance of common shares	10	—	—	—	—	10

Net cash from (used in) financing activities	12	(45)	(9)	(27)	—	(69)

Effect of foreign exchange rate changes on cash and cash equivalents	—	54	—	50	—	104

Net increase (decrease) in cash and cash equivalents	—	(297)	(17)	354	—	40
Cash and cash equivalents at beginning of year	1	626	1,145	1,720	—	3,492

Cash and cash equivalents at end of year	$1	$329	$1,128	$2,074	$—	$3,532

Supplemental Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2006:

(Millions of U.S. Dollars)	Nortel Networks Corporation	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from (used in) operating activities
Net earnings (loss)	$28	$(32)	$(51)	$551	$(468)	$28
Adjustment to reconcile to net earnings (loss)	497	(567)	155	(344)	468	209

Net cash from (used in) operating activities	525	(599)	104	207	—	237

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(100)	(122)	(94)	—	(316)
Proceeds on disposals of plant and equipment	—	88	—	55	—	143
Change in restricted cash and cash equivalents	(595)	33	(2)	7	—	(557)
Acquisitions of investments and businesses—net of cash acquired	—	—	(108)	(38)	—	(146)
Proceeds from the sales of investments and businesses and assets	—	341	79	183	—	603

Net cash from (used in) investing activities	(595)	362	(153)	113	—	(273)

Cash flows from (used in) financing activities
Dividends paid on preferred shares	—	(60)	—	—	60	—
Dividends paid by subsidiaries to minority interest	—	—	—	—	(60)	(60)
Increase in notes payable	—	—	—	105	—	105
Decrease in notes payable	—	—	—	(79)	—	(79)
Proceeds from issuance of long-term debt	—	2,000	1,300	—	—	3,300
Repayments of long-term debt	—	(1,275)	(1,300)	(150)	—	(2,725)
Debt issuance cost	—	(42)	—	—	—	(42)
Increase in capital leases obligations	—	—	1	—	—	1
Repayments of capital lease	—	(5)	(8)	(4)	—	(17)
Issuance of common shares	1	—	—	—	—	1
Common share consolidation cost	(1)	—	—	—	—	(1)

Net cash from (used in) financing activities	—	618	(7)	(128)	—	483

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	94	—	94

Net increase (decrease) in cash and cash equivalents	(70)	381	(56)	286	—	541
Cash and cash equivalents at beginning of year	71	245	1,201	1,434	—	2,951

Cash and cash equivalents at end of year	$1	$626	$1,145	$1,720	$—	$3,492

* * * * *

Quarterly Financial Data (Unaudited)

The selected financial data presented below was derived from Nortel’s unaudited consolidated financial statements and related notes thereto for the three month periods ended March 31st, June 30th and September 30th of 2007 and 2008. The selected financial data for fourth quarter 2007 was previously reported in our 2007 Annual Report. The 2008 selected financial data has not been previously reported.

The selected financial data presented below does not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such selected financial data does not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholders accounts, the effect of any changes that may be made in Nortel’s capitalization; or (d) as to operations, the effect of any changes that may be made in Nortel’s business.

Nortel believes all adjustments necessary for a fair presentation of the results for the periods presented have been made.

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
	(Millions of U.S. Dollars, except per share amounts)
Revenues	$2,722	$3,198	$2,319	$2,705	$2,622	$2,562	$2,758	$2,483
Gross profit	1,100	1,397	908	1,163	1,130	1,052	1,146	1,002
Special charges	97	38	50	56	67	36	88	80
Shareholder litigation settlement expense (recovery)	—	—	—	—	—	—	—	(54)
Regulatory investigation expense	—	—	—	—	—	35	—	—
Other operating income (expense)—net	13	6	(8)	7	7	12	(13)	10
Other income—net	67	93	6	156	33	110	37	66

Net earnings (loss)	(2,135)	(844)	(3,413)	27	(113)	(37)	(138)	(103)

Basic earnings (loss) per common share	(4.28)	(1.70)	(6.85)	0.05	(0.23)	(0.07)	(0.28)	(0.23)
Diluted earnings (loss) per common share	(4.28)	(1.70)	(6.85)	0.05	(0.23)	(0.07)	(0.28)	(0.23)

The following significant items were recorded in the fourth quarter of 2008:

•

During the fourth quarter of 2008, Nortel incurred a non-cash charge of $967 to increase the valuation allowance against Nortel’s net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey.

•	During the fourth quarter of 2008, Nortel incurred a non-cash impairment charge of $1,237 against the full value of the goodwill within the Carrier Networks and Global Services segments.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders and Board of Directors of Nortel Networks Corporation

We have audited the consolidated statements of operations, changes in equity (deficit) and comprehensive income (loss) and cash flows of Nortel Networks Corporation and subsidiaries (“Nortel”) for the year ended December 31, 2006, and have issued our report thereon dated March 15, 2007 except as to notes 5, 6, 7 and 24, which are as of September 7, 2007 and the effect of the retrospective adjustments for a change in the segment performance measure as described in note 6, which is as of March 2, 2009 (which report on the consolidated statements of operations, changes in equity (deficit) and comprehensive income (loss) and cash flows expressed an unqualified opinion and includes a separate report titled Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Difference referring to changes in accounting principles that have a material effect on the comparability of the financial statements); such consolidated statements of operations, changes in equity (deficit) and comprehensive income (loss) and cash flows and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of Nortel listed in Item 15. This consolidated financial statement schedule is the responsibility of Nortel’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated statements of operations, changes in equity (deficit) and comprehensive income (loss) and cash flows taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

Toronto, Canada

March 15, 2007, except as to notes 5, 6, 7 and 24 to the consolidated financial statements which are as of September 7, 2007 and the effect of the retrospective adjustments for a change in the segment performance measure as described in note 6, which is as of March 2, 2009

Schedule II

Consolidated

NORTEL NETWORKS CORPORATION

Valuation and Qualifying Accounts and Reserves

Provision For Uncollectibles(a)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(a)	Balance at End of Year(b)
	U.S. GAAP
	(millions of U.S. Dollars)
Year 2008	$97	$3	$27	$73
Year 2007	$122	$2	$27	$97
Year 2006	$173	$5	$56	$122

(a)	Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, and foreign exchange translation adjustments.
(b)	Includes provisions for uncollectibles on long-term accounts receivable of $37, $35 and $34 as of December 31, 2008, 2007 and 2006, respectively.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the CEO and Chief Financial Officer (CFO) (Mike S. Zafirovski and Paviter S. Binning, respectively), pursuant to Rule 13a-15 under the Exchange Act, of the effectiveness of our disclosure controls and procedures as at December 31, 2008. Based on this evaluation, management, including the CEO and CFO, have concluded that our disclosure controls and procedures as at December 31, 2008 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management, including the CEO and CFO, assessed the effectiveness of our internal control over financial reporting, and concluded that we maintained effective internal control over financial reporting as at December 31, 2008.

Our independent registered public accounting firm that audited the financial statements in this report has issued an attestation report expressing an opinion on the effectiveness of internal control over financial reporting as at December 31, 2008, which report appears at the end of this Item 9A.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2008, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Nortel Networks Corporation:

We have audited Nortel Networks Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Nortel Networks Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A to the Annual Report on Form 10-K. Our responsibility is to express an opinion on Nortel Networks Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Nortel Networks Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nortel Networks Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in equity (deficit) and comprehensive income (loss) and cash flows for the years then ended, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s ability to continue as a going concern.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

March 2, 2009

ITEM 9B.	Other Information

On February 25, 2009, we announced a workforce reduction plan and approval of the Incentive Plan for 2009. On February 27, 2009, we obtained Canadian Court approval for the termination of our equity-based compensation plans, including all outstanding equity under the plans. We are seeking required court approvals of a key employee incentive and retention program. See “Executive Overview – Creditor Protection Proceedings – Workforce Reduction Plan; Employee Compensation Program Changes” in the MD&A section of this report and “Compensation Discussion and Analysis” in the Executive and Director Compensation section of this report.

On March 2, 2009, we announced the appointment of a chief restructuring officer. See “Executive Overview – Creditor Protection Proceedings – Chief Restructuring Officer” in the MD&A section of this report, “Executive Officers” in the Directors, Executive Officers and Corporate Governance section of this report and “Compensation Discussion and Analysis” in the Executive and Director Compensation section of this report.

PART III

While references to dollar amounts in other Parts of this report are in millions of U.S. Dollars, dollar amounts in this Part III are as stated herein.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information concerning the current members of the Boards of Directors of NNC and NNL (the Nortel Boards) and the current executive officers of NNC and NNL. Each of the following individuals held such position as of the Petition Date, except with respect to Mr. Binning’s appointment as Chief Restructuring Officer effective February 26, 2009.

Board of Directors

Name and Age	Office and Position Currently Held	Date of Appointment to the Nortel Boards
Jalynn H. Bennett, C.M. (65)	Director	June 29, 2005
Dr. Manfred Bischoff (66)	Director	April 29, 2004
The Hon. James Baxter Hunt, Jr. (71)	Director	June 29, 2005
Dr. Kristina M. Johnson (51)	Director	November 6, 2006
John A. MacNaughton, C.M. (63)	Director	June 29, 2005
The Hon. John P. Manley, P.C. (59)	Director	May 26, 2004
Richard D. McCormick (68)	Director	January 11, 2005 – NNC January 18, 2005 – NNL
Claude Mongeau (47)	Director	June 29, 2006
Harry J. Pearce (66)	Board Chair	January 11, 2005 – NNC January 18, 2005 – NNL
Mike S. Zafirovski (55)	Director, President and Chief Executive Officer	November 15, 2005

•

Jalynn H. Bennett, C.M. has been President of Jalynn H. Bennett and Associates Ltd., a consulting firm in strategic planning and organizational development in both the public and private sectors, since 1989. Prior to establishing that firm, Mrs. Bennett was associated for nearly 25 years with Manulife Financial. Mrs. Bennett is a member of the Lawrence National Centre for Policy and Management Advisory Council, Richard Ivey School of Business, the Canada Millennium Scholarship Foundation, the Toronto Society of Financial Analysts and the Toronto Association of Business Economists. She is also a Director of Cadillac Fairview Corporation and the Sick Kids Foundation and a Fellow of the Institute of Corporate Directors in Canada. Mrs. Bennett is past Commissioner of the Ontario Securities Commission and was a member of the Toronto Stock Exchange and Canadian Institute of Chartered Accountants’ Joint Committee on Corporate Governance (The Saucier Committee).

Nortel Committee Membership: Compensation and Human Resources Committee (NNC and NNL), Pension Fund Policy Committee (NNL), Audit Committee (NNC and NNL)

Public Board Membership: Canadian Imperial Bank of Commerce, Teck Cominco Ltd.

•

Dr. Manfred Bischoff was appointed Chairman of the Supervisory Board of Daimler AG (previously DaimlerChrysler AG), an automotive manufacturing company, in April 2007. Previously, Dr. Bischoff was Chairman of the Board of European Aeronautic Defence and Space Company EADS N.V. from July 2000 to April 2007. He was a member of the Board of Management of DaimlerChrysler AG from May 1995 to December 2003 and President and Chief Executive Officer of DaimlerChrysler Aerospace AG from May 1995 to March 2000.

Nortel Committee Membership: Compensation and Human Resources Committee (NNC and NNL), Pension Fund Policy Committee (NNL), Litigation Committee (NNC)

Public Board Membership: Daimler AG, Fraport AG, Royal KPN N.V., Unicredit

•

The Hon. James Baxter Hunt, Jr. has been a member of the law firm of Womble Carlyle Sandridge & Rice, PLLC since 2001. Prior to that, he was Governor of North Carolina for four terms, 1977 to 1985 and 1993 to 2001, where he established the Microelectronics Center of North Carolina, the N.C. Biotechnology Center and the N.C. School of Science and Mathematics. He founded and chaired the National Board for Professional Teaching Standards and currently chairs the National Center for Public Policy and Higher Education, the Hunt Institute for Educational Leadership and Policy and the Institute for Emerging Issues.

Nortel Committee Membership: Audit Committee (NNC and NNL), Nominating and Governance Committee (NNC) – Chair

Public Board Membership: None

•

Dr. Kristina M. Johnson was appointed Provost and Senior Vice President of Academic Affairs of Johns Hopkins University as of September 1, 2007. Previously, Dr. Johnson was Dean of Duke University’s Edmund T. Pratt, Jr., School of Engineering from July 1999 to August 2007. She joined Duke from the University of Colorado, where she served as a professor of Electrical and Computer Engineering from 1985 to 1999. Dr. Johnson has helped start several companies including ColorLink, Inc. Dr. Johnson received her B.S., M.S. (with distinction) and Ph.D. in electrical engineering from Stanford University. She completed a NATO post-doctoral fellowship at Trinity College in Dublin, Ireland, and was a Fulbright Fellow in 1991. Dr. Johnson has published more than 140 refereed papers and proceedings, holds 43 patents, and has pioneered work in liquid crystal-on-silicon (LCOS) microdisplays, a marriage of LC electro-optic materials and VLSI technology.

Nortel Committee Membership: Compensation and Human Resources Committee (NNC and NNL), Pension Fund Policy Committee (NNL)

Public Board Membership: Boston Scientific, AES Corporation, Minerals Technologies

•

John A. MacNaughton, C.M., is Chairman of the Business Development Bank of Canada and Chairman of CNSX Markets Inc. (formerly Canadian Trading and Quotation System Inc.). He served as the founding President and Chief Executive Officer of the Canada Pension Plan Investment Board, a Crown corporation created by an Act of Parliament to invest the assets of the Canada Pension Plan, from 1999 to 2005. He was President of Nesbitt Burns Inc., the investment banking arm of Bank of Montreal, from 1994 to 1999. Mr. MacNaughton is Vice Chairman of the University Health Network and Vice Chairman of the Canadian International Council.

Nortel Committee Membership: Audit Committee (NNC and NNL) – Chair, Nominating and Governance Committee (NNC)

Public Board Membership: TransCanada Corporation, TransCanada Pipelines Limited

•

The Hon. John P. Manley has been Counsel at the law firm of McCarthy Tétrault LLP since May 2004. Mr. Manley was previously the Member of Parliament for Ottawa South from November 1988 to June 2004. As a Member of Parliament, Mr. Manley also held various positions in the Canadian Federal Government, including Deputy Prime Minister of Canada from January 2002 to December 2003, Minister of Finance from June 2002 to December 2003, Chair of the Cabinet Committee on Public Security and Anti-Terrorism from October 2001 to December 2003, Minister of Foreign Affairs from October 2000 to January 2002 and Minister of Industry from November 1993 to October 2000. He was granted the designation C. Dir. (Chartered Director) by McMaster University in February 2006. Mr. Manley is also a Director of CARE Canada, Optosecurity Inc., The

Conference Board of Canada, The Institute for Research on Public Policy, MaRS, National Arts Centre Foundation and University of Waterloo.

Nortel Committee Membership: Compensation and Human Resources Committee (NNC and NNL), Pension Fund Policy Committee (NNL) – Chair

Public Board Membership: Canadian Imperial Bank of Commerce, Canadian Pacific Railway, CAE

•

Richard D. McCormick served as Chairman of US WEST, Inc., a telecommunications company, from June 1998 until his retirement in May 1999. He was Chairman, President and Chief Executive Officer of US WEST, Inc. from 1992 until 1998. Since 1999, Mr. McCormick has acted as a corporate director. Mr. McCormick is also the Honorary Chairman (past Chairman) of the International Chamber of Commerce and Vice Chairman (past Chairman) of the United States Council for International Business. He is a Trustee of the Denver Art Museum. From 1994 to 2003, Mr. McCormick was also a Director of UAL Corporation, the parent holding company and sole shareholder of United Air Lines, Inc. On December 9, 2002, UAL Corporation, United Air Lines, Inc. and 26 direct and indirect wholly owned subsidiaries of UAL Corporation filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division.

Nortel Committee Membership: Compensation and Human Resources Committee (NNC and NNL) – Chair, Litigation Committee (NNC), Nominating and Governance Committee (NNC)

Public Board Membership: United Technologies Corporation, Wells Fargo and Company

•

Claude Mongeau has been the Executive Vice-President and Chief Financial Officer of Canadian National Railway Company, a North American railway company, since October 2000. Prior to that appointment, Mr. Mongeau was Senior Vice-President and Chief Financial Officer from October 1999. He also serves as a Director of Pointe-à-Callière Museum and Forces Avenir. Mr. Mongeau was also a Director of 360networks Corporation, his tenure ending shortly before that company’s application under the CCAA for creditor protection. 360networks Corporation underwent a restructuring in 2002 and its Canadian assets were sold in November 2004.

Nortel Committee Membership: Audit Committee (NNC and NNL), Pension Fund Policy Committee (NNL)

Public Board Membership: SNC-Lavalin Inc.

•

Harry J. Pearce was Chairman of the Board of Hughes Electronics Corporation (now The DIRECTV Group, Inc.), a company engaged in digital television entertainment, broadband satellite and network services as well as global video and data broadcasting, from June 2001 to January 2004. He was a Director and Vice Chairman of General Motors Corporation from January 1996 to June 2001. Prior to that, he served as General Counsel of General Motors. In 2006, he was elected Chairman of MDU Resources, a diversified natural resources company. He also serves as a director of Marriott International, a global hospitality services company. He is a fellow of the American College of Trial Lawyers and an emeritus member of the International Society of Barristers. Mr. Pearce has also been involved in many educational and charitable organizations.

Nortel Committee Membership: Litigation Committee (NNC) – Chair

Public Board Membership: Marriott International, Inc., MDU Resources Group, Inc.

•

Mike S. Zafirovski was previously employed in the telecommunications industry with Motorola, Inc. From July 2002 to February 2005, he was President and Chief Operating Officer and a Director of Motorola and from June 2000 to July 2002, he was President and Chief Executive Officer of Motorola’s mobile devices business. Prior to his tenure with Motorola, Mr. Zafirovski held a number of positions during 25 years with GE, including 13 years as President and Chief Executive Officer of various businesses in the industrial as well as financial and insurance sectors. Mr. Zafirovski is also a Director of The Boeing Company, and is Chair of Boeing’s Finance Committee and a member of Boeing’s Audit Committee. In addition, he is a Director of the Economic Club of Chicago, a member of the National Security Telecommunications Advisory Committee and a member of Macedonia 2025.

Nortel Committee Membership: None

Public Board Membership: The Boeing Company

Executive Officers

The NNC Board of Directors appoints and may remove executive officers of NNC. Generally, such officers hold their position until a successor is appointed or until the officer resigns. Set forth below are the names of our current executive officers, their ages, offices currently held and year of appointment. The executive officers are also officers of NNL.

Name and Age	Office and Position Currently Held	Year of Appointment
Paviter Singh Binning (48)	Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer	2009
Dennis James Carey (62)	Executive Vice-President, Corporate Operations	2006
Gordon Allan Davies (46)	Chief Legal Officer and Corporate Secretary	2009
John Marshall Doolittle (45)	Treasurer	2008
David William Drinkwater (60)	Senior Advisor	2009
Darryl Alexander Edwards (47)	President, Carrier Global Sales	2009
Samih Elhage (47)	President and General Manager, Carrier VoIP and Application Solutions	2009
Joseph Gerard Flanagan (37)	Senior Vice-President, Global Operations	2007
Jesse Joel Hackney, Jr. (39)	President, Enterprise Solutions	2007
Paul Wesley Karr (53)	Controller	2005
Elena Soldera King (51)	Senior Vice-President, Human Resources	2008
Richard Stephen Lowe (58)	President, Carrier Networks	2007
Philippe Morin (43)	President, Metro Ethernet Networks	2006
George Andrew Riedel (51)	Chief Strategy Officer	2006
Mike Svetozar Zafirovski (55)	Director, President and Chief Executive Officer	2005

All the above-named executive officers have been employed in their current position or other senior positions with Nortel during the past five years, except as described below. Mr. Zafirovski’s biography is provided above under “Board of Directors”.

•

P.S. Binning was appointed Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer effective February 26, 2009. Previously, he held the position of Executive Vice-President and Chief Financial Officer from November 12, 2007 to February 25, 2009. Prior to joining Nortel, he was Group Finance Director at Hanson PLC, a global supplier of heavy building materials to the construction industry, from January to September 2007. While at Hanson, he was responsible for leading the Hanson finance function including Group Finance, Treasury, Tax, Investor Relations, Risk Management, Internal Audit and Operational and Regional finance organizations. He also had responsibility for the Corporate Communications, IT and Strategy functions. From 2003 to 2006, Mr. Binning was Chief Financial Officer at Marconi PLC, a global telecommunications equipment vendor (which was acquired by Swedish-based Ericsson), where his responsibilities included Group Finance, Investor Relations, Tax, Treasury, Group Strategy, Risk Management, Internal Audit and Operational and Regional finance functions. He previously held various finance leadership positions at Diageo PLC, global consumer goods business, from 1986 to 2003. His positions at Diageo included senior corporate and operational finance roles.

•

D.J. Carey was appointed as Executive Vice-President, Corporate Operations effective January 2006. Prior to his appointment, Mr. Carey held various leadership positions at Motorola, GE, The Home Depot and AT&T. Mr. Carey was Executive Vice-President, President and Chief Executive Officer, Integrated Electronic Systems at Motorola from November 2002 to November 2005 where he was responsible for the growth and profitability of a portfolio of eight different businesses. He also served as Vice President and General Manager for Corporate Productivity and Mergers and Acquisitions for AT&T and as Executive Vice President for Business Development, Strategy and Corporate Operations for The Home Depot after having been Executive Vice President and Chief Financial Officer.

•

G.A. Davies was appointed Chief Legal Officer and Corporate Secretary effective January 1, 2009. Prior to this, he served as Deputy General Counsel and Corporate Secretary from November 12, 2007 to December 31, 2008. Mr. Davies previously served as Chief Legal Officer on an interim basis from May 1, 2007 to November 11, 2007. He has also served as Corporate Secretary since December 2004. Mr. Davies previously held various senior positions in the legal department in North America and Europe since 1993.

•

J. M. Doolittle was appointed Treasurer on June 23, 2008. Prior to his appointment, he served as Chief Financial Officer with CCL Industries, a global company dealing in specialty packaging and labeling solutions for the consumer products and healthcare industries, from January to March 2008. Previously, he also served as Vice-President of Financial Planning and Analysis for Nortel from April 2006 to December 2007 and Vice-President, Tax from October 2002 to March 2006.

•

D.W. Drinkwater was named Special Advisor for the period January 1, 2009 to March 31, 2009, prior to which he was Chief Legal Officer from December 19, 2005 to December 31, 2008 with the exception of May 1, 2007 to November 11, 2007 when he served as Chief Financial Officer on an interim basis. Prior to joining Nortel in 2005, he carried on a consulting business and held various corporate directorships from August 2004 to December 2005. Mr. Drinkwater was Executive Vice President and Chief Financial Officer of the Ontario Power Generation Inc., a Crown corporation for electricity generation in the Province of Ontario from April 2003 to July 2004. He served as Executive Vice President, Corporate Development and Legal Affairs of the Ontario Power Generation from December 2000 to April 2003. Mr. Drinkwater’s background also includes working as a partner in a top-tier Toronto law firm and as Vice President, Law and General Counsel with Bell Canada.

•

S. Elhage was appointed as President and General Manager, Carrier VoIP and Applications Solutions on January 1, 2009. Prior to his appointment, Mr. Elhage served as Vice-President and General Manager, Carrier VoIP and Applications Solutions from July 2008 to December 2008. From June 2007 to July 2008, Mr. Elhage held the position of Vice President, Corporate Business Operations, following several senior roles with the company’s Business Transformation, Enterprise, Metro Optical, Optical Ethernet, Core Data Networks and Broadband Networks business units. Prior to joining Nortel in 1998, Mr. Elhage held several senior management positions with BCE related to strategy, architecture and the introduction of new technologies in BCE networks.

•

J.G. Flanagan was appointed Senior Vice-President, Global Operations effective September 19, 2007. He joined Nortel in 2006 as Vice-President, Global Order Management. Prior to joining Nortel, Mr. Flanagan had more than 10 years of leadership experience at GE in general management, commercial strategy, supply chain operations and services deployment. From 2002 to 2004, Mr. Flanagan was General Manager of GE’s Industrial Controls Business, responsible for the growth and profitability of the Global IEC Industrial Controls business. Most recently prior to joining Nortel, Mr. Flanagan was General Manager, Operations GE Consumer & Industrial EMEA from 2004 to 2006 based in Budapest, Hungary. In this position, he was responsible for the customer service operations, distribution and fulfillment of GE’s Consumer & Industrial EMEA Division.

•

J.J. Hackney, Jr. was appointed as President, Enterprise Solutions effective September 19, 2007. He was Senior Vice-President, Global Operations and Quality from April 2006 to September 2007, prior to which he was

Senior Vice-President, Supply Chain and Quality from December 2005 to April 2006. Prior to joining Nortel in 2005, Mr. Hackney had more than 14 years of global leadership experience at GE in roles spanning audit, supply chain, operations, product management and general management. Most recently, Mr. Hackney was Division General Manager – GE Consumer & Industrial in Barcelona, Spain from 2001 to 2006. In this position, he was responsible for the growth and profitability of the Global IEC Electrical Components and Systems Division.

•

P.W. Karr was appointed as Controller in May 2005, prior to which he was Vice-President and Financial Controller of global pharmaceutical company Bristol-Myers Squibb from November 2003 to December 2004. Prior thereto, Mr. Karr held numerous senior positions with GE from February 1994 to October 2003, most recently as Senior Vice-President and Chief Accounting Officer, GE Capital Markets Services during 2003. Prior thereto, Mr. Karr spent over 15 years with Deloitte & Touche, including as National Consultation Partner in 1992 and 1993.

•

E.S. King was appointed Senior Vice-President, Human Resources effective November 7, 2008. Prior to this appointment she served as Leader, Global Human Resources in an acting capacity from February 2008 to November 2008. Previously, Ms. King held various leadership positions in human resources from December 2002 to November 2008 related to executive compensation, compensation and benefits strategy, and total rewards.

•

P. Morin was appointed as President, Metro Ethernet Networks in May 2006. From January 2003 to May 2006, Mr. Morin held the position of General Manager, Optical Networks where he helped to ensure Nortel’s continued leadership and business momentum in optical networks.

•

G.A. Riedel was appointed Chief Strategy Officer in February 2006. From March 2003 to February 2006, he was Vice-President, Strategy and Corporate Development at Juniper Networks, an information technology company. In this role, Mr. Riedel was involved in developing and executing a growth strategy to expand Juniper’s portfolio and partnerships. He was heavily engaged in a number of Juniper’s acquisitions and strategic partnerships. Prior to his position with Juniper, Mr. Riedel held a number of positions during 15 years with the Boston-based management consulting firm McKinsey & Company, the most recent being Director, Australia and Singapore from November 1987 to December 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of Nortel to file reports concerning their ownership of equity securities of Nortel with the SEC, the NYSE and Nortel. Based solely on a review of the information received and written representations from the persons subject to Section 16(a), we believe that all of Nortel’s directors and executive officers filed their required reports on a timely basis during 2008 except as follows. A Form 4 was filed on December 4, 2008 indicating that additional NNC common shares were sold on Mr. Hackney’s behalf on December 12, 2007 as part of the mandatory and automatic open market bulk sale of NNC common shares to pay applicable withholding taxes and any administrative fees upon the vesting of restricted stock units on December 9, 2007. A Form 4 was filed on December 4, 2008 indicating that additional NNC common shares were sold on October 12, 2007 on Mr. Lowe’s behalf as part of the mandatory and automatic open market bulk sale of NNC common shares to pay applicable withholding taxes and any administrative fees upon the vesting of restricted stock units on September 28, 2007. A Form 4 was filed on December 22, 2008 indicating that Mr. Doolittle’s spouse holds 9 NNC common shares that were inadvertently omitted from his initial Form 3 filed on June 25, 2008. Mr. Doolittle disclaims beneficial ownership of such shares.

Corporate Governance

The following corporate governance report has been reviewed by the Nominating and Governance Committee and approved by the Nortel Boards. Copies of the Board mandates, the mandates of each of our Board Committees, our Statement of Governance Guidelines (Governance Guidelines), which include our standards for director independence (Independence Standards), and our Code of Business Conduct, as well as any future amendments to any such document, are available free of charge on our website at www.nortel.com or by writing to our Corporate Secretary at Nortel Networks Corporation, 195 The West Mall, Toronto, Ontario, Canada, M9C 5K1.

Board Composition

Each of the Nortel Boards has the same non-executive chair and is currently comprised of the same 10 directors. Our Governance Guidelines limit the size of our Boards to a maximum of 15 directors and limit the number of directors who may also be members of management to no more than three directors. It is also required that any person who is invited to stand for election or appointment to the Boards commit to serve for at least five years, provided that a director’s tenure generally may not exceed 10 years and that a director who has reached the age of 70 years old will generally not be permitted to stand for re-election. Further, a former chief executive officer of Nortel may not stand for re-election as a director unless the Nortel Boards determine that it would otherwise be in the best interests of Nortel at the relevant time. Governor Hunt turned 70 years of age during 2007. On May 31, 2007, the Nominating and Governance Committee determined that, as a result of, among other things, his strong leadership qualities, Governor Hunt will be permitted to continue to serve on the Nortel Boards for at least five years from the date of his first election on June 29, 2005. Governor Hunt abstained from the assessment and determination of his continued service. For further biographical information on the directors, see above under “Board of Directors”.

Public Board Membership Policy

Under our public board membership policy, non-management directors are prohibited from sitting on more than four other public boards and the president and chief executive officer is prohibited from sitting on more than two other public boards, unless the Nominating and Governance Committee exercises its discretion to permit public board membership in excess of these limits.

Interlocking Directorships

Mrs. Bennett and Mr. Manley also each sit on the Board of Directors of Canadian Imperial Bank of Commerce. The Board does not believe these interlocking board relationships impact on the ability of these directors to act in the best interests of Nortel.

Independence of Directors

Our Governance Guidelines require that a majority of our directors be “independent” as defined under the requirements of applicable stock exchanges and securities regulatory authorities and as determined in accordance with the Independence Standards which form part of our Governance Guidelines. They also require that the composition of Committees comply with the applicable requirements of the CBCA, the stock exchanges on which NNC and NNL list their securities and securities regulatory authorities, as adopted or amended and in force from time to time, including the requirements that the Nominating and Governance Committee and the Compensation and Human Resources Committee (CHRC) be composed solely of “independent” directors and that the Audit Committee be composed solely of “independent” and “financially literate” directors.

In accordance with our Independence Standards, the independence definitions under the NYSE listing standards, and applicable SEC and Canadian Securities Administrators (CSA) rules and policies, the Nortel Boards have determined, based on information provided by each director as to their personal and professional circumstances, that except for Mr. Zafirovski, our President and Chief Executive Officer, each director is independent.

In particular, the Nortel Boards have determined that Mr. Manley’s association with the Canadian law firm of McCarthy Tétrault LLP, as an independent consultant with the title “Counsel”, does not constitute a material relationship with Nortel. McCarthy Tétrault LLP represents a former Nortel executive in connection with certain civil proceedings relating to such individual’s association with Nortel. In making this determination, the Boards considered that Mr. Manley is not serving in a managerial position with such firm, Mr. Manley’s compensation will not be related in any way to fees paid in respect of the civil proceedings, and Nortel and such firm have each adopted procedures to protect against potential conflicts of interest in connection with such representation, among other factors.

Board and Committee Meetings and Director Attendance

The following minimum number of Board and Committee meetings are required annually, with ad hoc meetings being held as required:

Boards – 6

Audit Committees – 4

CHRC – 1

Nominating and Governance Committee – 1

Pension Fund Policy Committee – 1

During 2008, all of the directors attended at least 75% of the aggregate of the total number of meetings of the Nortel Boards and the total number of meetings held by all Committees of the Nortel Boards on which each such director served. A detailed record of attendance by directors during 2008 at meetings of the Boards and Board Committees on which they served is set out below.

Number of Meetings Attended in 2008(1)

Director	Boards(2)			Compensation and Human Resources Committee(3)		Audit Committees(2)			Nominating and Governance Committee(4)		Pension Fund Policy Committee(5)
		Regular	Ad Hoc	Regular	Ad Hoc		Regular	Ad Hoc	Regular	Ad Hoc	Regular	Ad Hoc
J.H. Bennett	NNC	7/7	13/13	4/4	5/5	—	—	—	—	—	3/3	1/1
	NNL	7/7	13/13
Dr. M. Bischoff	NNC	6/7	10/13	4/4	2/5	—	—	—	—	—	2/3	1/1
	NNL	6/7	10/13
The Hon. J.B. Hunt, Jr.	NNC	7/7	13/13	—	—	NNC	7/7	9/9	3/3		—	—
	NNL	7/7	13/13			NNL	7/7	9/9
Dr. K.M. Johnson	NNC	7/7	11/13	3/4	5/5	—	—	—	—	—	3/3	1/1
	NNL	7/7	11/13
J.A. MacNaughton	NNC	7/7	12/13	—	—	NNC	7/7	9/9	3/3		—	—
	NNL	7/7	12/13			NNL	7/7	9/9
The Hon. J.P. Manley	NNC	7/7	12/13	4/4	4/5	—	—	—	—	—	3/3	1/1
	NNL	7/7	12/13
R.D. McCormick	NNC	7/7	11/13	4/4	4/5	—	—	—	3/3		—	—
	NNL	7/7	11/13
C. Mongeau	NNC	7/7	13/13	—	—	NNC	7/7	9/9	—	—	3/3	1/1
	NNL	7/7	13/13			NNL	7/7	9/9
H.J. Pearce(6)	NNC	7/7	13/13	—	—	—	—	—	—	—	—	—
	NNL	7/7	13/13
J.D. Watson(7)	NNC	7/7	6/6	—	—	NNC	7/7	6/6	3/3		—	—
	NNL	7/7	6/6			NNL	7/7	6/6
M.S. Zafirovski	NNC	7/7	13/13	—	—	—	—	—	—	—	—	—
	NNL	7/7	13/13

(1)

Table indicates meetings held at any time during 2008 and attendance of individual directors only while such individual was a director of the Nortel Boards or a member of a Board Committee, as applicable. Table does not include actions taken by written resolutions of the Nortel Boards as follows, each of which were signed by all of the then-current members of the Nortel Boards or applicable Board Committee. Written resolutions were approved by the Nortel Boards on February 8, 2008, June 4, 2008, April 4, 2008 and by the CHRC on April 4, 2008, June 4, 2008, June 13, 2008, August 5, 2008 and December 23, 2008.
(2)

All meetings of the Nortel Boards were held together as joint meetings, except for one meeting of the Board of Directors of NNC held on May 7, 2008 and one meeting of the Board of Directors of NNL held on May 7, 2008. All meetings of the Audit Committees were held together as joint meetings.

(3)	Joint committee of the Boards of Directors of NNC and NNL.
(4)	Committee of the Board of Directors of NNC.
(5)	Committee of the Board of Directors of NNL.
(6)	Mr. Pearce also attended most meetings of the Committees of the Nortel Boards during 2008.
(7)	Mr. Watson resigned from the Nortel Boards effective October 27, 2008.

Pursuant to our Governance Guidelines, directors are generally expected to attend meetings of shareholders in person. At the 2008 annual meeting of NNC’s shareholders held on May 7, 2008, all of the nominees for election to the Board were in attendance.

Executive Sessions

Executive sessions, without members of management present (including management directors), must be held at every Nortel Board and Committee meeting, whether such meeting is conducted in-person or telephonically. An executive session was held at every Nortel Board and Committee meeting during 2008, except for one ad hoc CHRC meeting that was conducted telephonically. Executive sessions are chaired by the non-executive chair or, in his or her absence, by another outside or non-management director selected by the Boards. The Nortel Boards and Committees also regularly call upon individual members of management to join a portion of the executive sessions. In addition to the executive session held at the end of every Audit Committee meeting without members of management present, the Audit Committees have a practice of having an executive session with the chief financial officer at the beginning of every regularly scheduled Audit Committee meeting to assist in the focus on key items on the agenda for the meeting and to encourage more free flow discussion on certain topics.

Forward Agenda

An annual forward agenda is created for each of the Nortel Boards and Board Committees for the year. The annual forward agendas identify the decisions and actions to be presented to the Boards or Committees for the ensuing year. Such forward agendas are prepared in accordance with the applicable Board or Committee mandate.

Position Descriptions for Board Chair and Committee Chairs

The role of the chair of the Nortel Boards and the Committee chairs are described in the Governance Guidelines. On an annual basis, the Nortel Boards appoint a chair of the Board from the outside or non-management directors, and the chair serves in a non-executive capacity unless otherwise determined by the Boards to be in the best interest of NNC and/or NNL due to circumstances existing at the time. The chair of the Nortel Boards is responsible for ensuring that the Boards function in a manner that is independent of management, managing meeting schedules and, with the assistance of the secretary to the Boards and in consultation with the appropriate members of senior management, setting agendas, chairing meetings of the Boards and providing advice to senior management. Our Governance Guidelines ensure that the chair of the Nortel Boards has access to adequate support staff to carry out his or her responsibilities.

The role of the Committee chairs is described in our Governance Guidelines. The chair of a Committee is responsible for ensuring that the Committee functions in a manner that is independent of management, including managing meeting schedules, chairing meetings of the Committee, acting as a liaison between senior management and the Committee and providing advice to senior management on various matters. The Committee chair, with the assistance of the secretary to the Committee and in consultation with the appropriate members of senior management, sets the agendas for meetings of a Committee. The chair of each Committee also reports on the significant matters considered at a Committee meeting at the next Board of Directors meeting and minutes of Committee meetings are circulated to the Board of Directors for review.

Position Description for the Chief Executive Officer

A written position description for Nortel’s president and chief executive officer is prepared by the CHRC, in conjunction with the president and chief executive officer, and is generally reviewed annually by the Nortel Boards. The current chief executive officer description is available on our website at http://www.nortel.com/corporate/investor/governance.html.

Director Orientation and Continuing Education

New directors receive an in-depth induction package and attend executive briefing sessions to orient them to Nortel, including the role of the directors, the Boards and the Committees, as well as the nature and operation of Nortel’s business. In addition, new directors are required to attend formal meetings with our president and chief executive officer, other members of management and the compliance department. It is also recommended that new directors attend all Committee meetings in order to familiarize themselves with our Boards and their responsibilities.

At regularly scheduled meetings of the Nortel Boards, directors receive presentations from senior management on various aspects of Nortel’s business, including the industry and competitive environment in which Nortel operates.

The Nortel Boards previously engaged Deloitte & Touche LLP in connection with the development of a formal director education program. A total of 20 director education modules, broken up into two groups, containing high-level overviews of significant accounting and financial topics affecting Nortel were prepared by Deloitte & Touche LLP for the directors to complete.

Director and Officer Compensation

The Boards and the Nominating and Governance Committee periodically review the adequacy and form of director compensation (cash and/or share-based) to ensure that such compensation is competitive, reflects market practice and accurately reflects the risks and responsibilities of being an effective director. Director compensation is reviewed on a combined basis in light of Nortel’s overall governance structure. In considering matters associated with director compensation, the Nominating and Governance Committee uses information from various independent sources, including compensation surveys of comparator companies and professional associations. At the direction of the Nominating and Governance Committee, the secretary of the Committee obtains compensation surveys of comparator companies and professional associations with respect to director compensation from independent consultants and presents them to the Nominating and Governance Committee for consideration. All compensation for directors must be approved by the Nominating and Governance Committee and the Nortel Boards. Director compensation is described under “Director Compensation for Fiscal Year 2008” in the Executive and Director Compensation section of this report.

For a description of the process by which executive officer compensation, including the role of compensation consultants, is determined, see “Compensation Discussion and Analysis” in the Executive and Director Compensation section of this report.

Board Evaluation

Our Governance Guidelines require the Nominating and Governance Committee to conduct an annual evaluation of the effectiveness of our Boards, our Board Committees and individual directors, and to report the results to the Nortel Boards. In addition, the mandates of each of the Audit Committees, CHRC and Nominating and Governance Committee require such Committees to conduct annual performance evaluations assessing performance in light of the responsibilities contained in the applicable mandate. The 2008/2009 Board evaluation process included the following questionnaires and interviews.

Director Effectiveness Questionnaire

Each director completed the online director effectiveness questionnaire, which included an annual assessment of the performance and effectiveness of the Boards and each of the Committees on which the director serves. The effectiveness of the Board chair and the Committee chairs was also assessed. The questionnaire also included peer review, as well as a request for recommendations for internal or external director education programs and included open-ended questions to provide an opportunity for suggesting improvements. The results of the director effectiveness questionnaire were reported to the Nortel Boards by the Board chair.

Audit Committee Self-Evaluation

Each member of the Audit Committees completed the online Audit Committee self-evaluation, which included an assessment of the Audit Committees and their chair. The Audit Committee self-evaluation was in the form recommended by KPMG and also utilized open-ended questions. The results of the Audit Committee self-evaluation were reported to the Audit Committees and the Nortel Boards by the chair of the Audit Committees.

Director Interviews

One-on-one interviews were conducted by the chair of the Nominating and Governance Committee with each individual director of the Nortel Boards. Open-ended questions were included in the director interviews. Each director was asked to rate his or her overall effectiveness as a Board/Committee member, as well as the overall effectiveness of each other Board member. The directors were also asked about the relationship between the Nortel Boards and management. The results of the director interviews were reported to the Nortel Boards by the chair of the Nominating and Governance Committee.

Since 2007, the directors have completed the director effectiveness questionnaire online and the members of the Audit Committees have completed the Audit Committee self-evaluation online.

Following the reports by the chairs of the Nortel Boards and Committees, the Nortel Boards assessed the results of the director evaluations. The results of the director evaluations were positive. The Nortel Boards also reviewed the skills matrix and evergreen list. As part of the post-evaluation action plan developed by the Nortel Boards, the Boards intend to update the evergreen list of potential Board candidates with a focus on candidates with technological expertise and international experience.

Nomination of Directors

The Nominating and Governance Committee is primarily responsible for identifying candidates for election or appointment to the Board of Directors of NNC. The NNL Board of Directors is informed of Nominating and Governance Committee deliberations and makes determinations on behalf of NNL.

NNC’s Board of Directors has directed the Nominating and Governance Committee to seek candidates who, by virtue of their differing skills, areas of expertise, professional and personal backgrounds, industry knowledge, geographic location, and geographic or industry contacts, are best able to contribute to the direction of Nortel’s business and affairs. The Committee maintains a skills matrix which outlines the competencies and skills of members of the Boards, and identifies any gaps. In identifying candidates for election or appointment to the Boards, the Nominating and Governance Committee also considers the interplay of a candidate’s skills, expertise, experience and personality with those of other directors on the Boards, and the extent to which a candidate would contribute to building Boards that are effective, collegial and responsive to the needs of Nortel. Along with a broad range of experience (particularly with respect to organizations of similar size and complexity), business acumen and sound judgment, directors are also expected to have integrity, a strong character and reputation and to be committed to Nortel and its business plans and to building shareholder value over the long term.

Re-Election of Directors

The Nominating and Governance Committee annually reviews the credentials of its members for re-election to the Nortel Boards. The Committee also considers the following factors:

• skills and competencies under the skills matrix	• age

• attendance at regularly scheduled Board and Committee meetings	• outside interests, including any change in employment

• public board membership	• length of service on the Nortel Boards

Nomination of New Directors

The Nominating and Governance Committee maintains an evergreen list of potential candidates, which it updates from time to time. In identifying potential director nominees, the Nominating and Governance Committee considers Board candidates identified through a variety of methods and sources. These include suggestions from Committee members, other directors, senior management, shareholders and other interested parties in anticipation of director elections and other potential Board vacancies. The Committee has sole authority to retain director search firms, as well as other advisors, to assist in identifying and evaluating possible director nominees. The Nominating and Governance Committee also considers Board candidates recommended by shareholders of NNC. Shareholders who wish to recommend a person for election to NNC’s Board of Directors may submit such person’s name, background, qualifications, and consent to be named in the proxy circular and proxy statement and to serve as a director if elected, in writing to our Corporate Secretary for consideration by the Nominating and Governance Committee. The Nominating and Governance Committee will consider and evaluate such person as a possible nominee in the same manner as it considers all other potential candidates. To permit sufficient time for such consideration and evaluation, shareholders should make Board candidate submissions by December 31 in each year, prior to the holding of the next shareholders’ meeting. On February 10, 2009, the Canadian Court in the CCAA Proceedings granted an order relieving NNC and NNL from the obligation to call and hold annual meetings of shareholders during the CCAA Proceedings. Under the order, NNC and NNL are directed to call shareholder meetings within six months following the termination of the stay period under the CCAA Proceedings. We will provide shareholders with further information on the manner in which they may recommend candidates for consideration for such meetings at a later date. Prior to recommending a new qualified director candidate for election or appointment, the chair and certain members of the Nominating and Governance Committee meet with the candidate to discuss the candidate’s interest and ability to devote the time and commitment required to serve on the Nortel Boards. The Committee conducts a background check on the candidate and reviews any potential conflicts, independence concerns or disclosure issues the candidate might have.

Board Committees

In accordance with our Governance Guidelines, the Nortel Boards have established a joint Compensation and Human Resources Committee and each of the Nortel Boards has established an Audit Committee. NNC’s Board of Directors has also established a Nominating and Governance Committee and NNL’s Board of Directors has established a Pension Fund Policy Committee. NNC’s Board of Directors has established a Litigation Committee on an ad hoc basis.

Our Governance Guidelines describe generally the responsibilities of our Board Committees and the role of each Committee chair while written Committee mandates adopted by the applicable Nortel Board more specifically set out the duties, responsibilities and expectations of each Committee. The following is a brief summary of the mandate of each Committee of the Nortel Boards.

Audit Committee

Each of NNC and NNL has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, section 171(1) of the CBCA and section 2.1 of National Instrument 52-110 – Audit Committees. The members of the Audit Committee of each of NNC and NNL are John. A. MacNaughton (Chair), Jalynn H. Bennett, The Hon. James Baxter Hunt, Jr. and Claude Mongeau. In accordance with our Independence Standards, the independence definitions under the NYSE listing standards, and applicable SEC and CSA rules and policies, the Nortel Boards have determined, based on information provided by each director as to their personal and professional circumstances, that each member of the Audit Committees is independent. In accordance with the Governance Guidelines, the financial literacy definitions under the NYSE listing standards, and applicable SEC and CSA rules and policies, the Nortel Boards have determined, based on information provided by each director as to their personal and professional circumstances, that each member of the Audit Committees is financially literate. The Nortel Boards have also determined that at least one member of the Audit Committees meets the NYSE standard of having “accounting or related financial management expertise”, and that Mr. Mongeau meets the criteria required by applicable SEC rules for an “audit committee financial expert” (U.S. GAAP). Additionally, the Nortel Boards have determined Mrs. Bennett’s simultaneous service on the Audit Committees of NNC, NNL, Canadian Imperial Bank of Commerce and Teck Cominco will not impair her ability to effectively serve on the Audit Committees of NNC and NNL.

As described above under “Board of Directors”, each Audit Committee member brings significant skill and experience to their responsibilities. The following sets out the education and experience of the members of the Audit Committee of each of NNC and NNL relevant to the performance of their duties as a member of such Audit Committee:

•

Jalynn H. Bennett, C.M. has been President of Jalynn H. Bennett and Associates Ltd. since 1989 and was previously associated with Manulife Financial for nearly 25 years. She is a past Commissioner of the Ontario Securities Commission and was a member of the Toronto Stock Exchange Joint Committee on Corporate Governance (The Saucier Committee). She earned a Bachelor of Arts in economics from the University of Toronto. Mrs. Bennett is currently a member of the Audit Committees of Canadian Imperial Bank of Commerce and Teck Cominco.

•

The Hon. James Baxter Hunt, Jr. has been a member of the law firm of Womble Carlyle Sandridge & Rice, PLLC since 2001. Prior to that, he was Governor of North Carolina for four terms, 1977 to 1985 and 1993 to 2001. He earned a Bachelor of Science in Agricultural Education and a Master of Science in Agricultural Economics from North Carolina State University and a Juris Doctor from the University of North Carolina Law School.

•

John A. MacNaughton, C.M., is currently the Chairman of the Business Development Bank of Canada and of CNSX Markets Inc. (formerly Canadian Trading and Quotation System Inc.). In prior years, he has held several executive positions, including founding President and Chief Executive Officer of the Canadian Pension Plan Investment Board and President of Nesbitt Burns Inc. Mr. MacNaughton earned a Bachelor of Arts in Economics from the University of Western Ontario. He is currently a member of the Audit Committee of TransCanada Corporation/TransCanada Pipelines Limited.

•

Claude Mongeau has been Executive Vice-President and Chief Financial Officer of Canadian National Railway Company since 2000. He holds a Bachelor of Arts degree in Psychology from the University of Quebec in Montreal and a Master of Business Administration from McGill University. Mr. Mongeau is also Chairman of the Audit Committee of SNC-Lavalin Group Inc.

The Audit Committees assist the Nortel Boards in the oversight of:

•	the reliability and integrity of the accounting principles and practices, financial statements and other financial reporting, and disclosure principles and practices followed by management of Nortel;

•	the establishment by management of an adequate system of internal controls and procedures;

•	the effectiveness of the internal controls and procedures; and

•	the compliance by Nortel with legal and regulatory requirements.

The Audit Committees also assist the Nortel Boards in monitoring and reviewing the balance sheet strategy and financial structure of Nortel, including the incurrence of long-term indebtedness and the issuance of additional equity or equity-related securities.

In accordance with applicable laws and the requirements of stock exchanges and securities regulatory authorities, the Audit Committees of NNC and NNL must pre-approve all audit and non-audit services to be provided by the independent auditors. In addition, it is the policy of NNC and NNL to retain auditors solely to provide audit and audit-related services and advice with respect to tax matters, but not to provide consulting services, such as information technology services.

Nortel’s independent auditors report directly to Nortel’s Audit Committees and are ultimately accountable to the Audit Committees and the Nortel Boards as representatives of the shareholders. The Audit Committees have direct access to the internal auditors and independent auditors to discuss and review specific issues as appropriate. The Audit Committees have established complaint procedures, through our compliance group, as well as a hiring policy for current and former employees of the independent auditors. In addition to the executive session held at each meeting of the Audit Committees as described above, separate executive sessions are held by the Audit Committees on a periodic basis with the independent auditors, the internal auditor, the controller and other members of senior management.

Compensation and Human Resources Committee

The members of the CHRC are Richard D. McCormick (Chair), Jalynn H. Bennett, Dr. Manfred Bischoff, Dr. Kristina M. Johnson and The Hon. John P. Manley. In accordance with our Independence Standards, the independence definitions under the NYSE listing standards, and applicable SEC and CSA rules and policies, the Nortel Boards have determined, based on information provided by each director as to their personal and professional circumstances, that each member of the CHRC is independent.

The CHRC oversees Nortel’s executive compensation programs and is responsible for:

•	the strategic direction and overall effectiveness of the management of human resources and compensation and advising and providing direction to the Nortel Boards with respect to such matters;

•	senior management succession planning;

•	the appointment, responsibilities and compensation of key members of senior management, including executive officers;

•	assessing Nortel’s senior management leadership team, including key members of senior management;

•	administrative duties specifically delegated to, or required to be performed by, the CHRC under any compensation or benefit plan;

•

recommending to the Nortel Boards the appointment of officers, corporate performance targets, achievement factors and aggregate award amounts under various incentive plans and the creation, amendment and termination of cash compensation, incentive and benefits plans where approval of the Nortel Boards is required under the terms of such plans; and

•	preparing the annual report on executive compensation for inclusion in Nortel’s publicly filed documents.

As NNC’s executive officers are also executive officers of NNL, the CHRC assesses executive compensation on a combined basis. The Nortel Boards have directed that the chief executive officer’s compensation is to be determined by the independent directors of the Nortel Boards, together with the CHRC, based on the CHRC’s assessment of the performance of the chief executive officer. The process by which the CHRC determines executive compensation is described in the Executive and Director Compensation of this report.

In accordance with its mandate, the CHRC may delegate such authority and responsibilities it considers appropriate, provided that it reports all such delegation to the Nortel Boards and provided further that it may not delegate any matters related to the responsibilities, appointment or remuneration of key members of senior management, including the chief executive officer.

The CHRC has sole authority over the engagement of compensation consultants, including over the terms and conditions of such engagements. The CHRC may also request management to undertake studies and report on areas of interest, which may occasionally involve the retention of additional consultants by management. See “The Role of Management and Consultants in Nortel’s Named Executive Officer Compensation Program” in the Executive and Director Compensation section below.

Nominating and Governance Committee

The members of the Nominating and Governance Committee are The Hon. James Baxter Hunt, Jr. (Chair), John A. MacNaughton and Richard D. McCormick. In accordance with our Independence Standards, the independence definitions under the NYSE listing standards, and applicable SEC and CSA rules and policies, the Nortel Boards have determined, based on information provided by each director as to their personal and professional circumstances, that each member of the Nominating and Governance Committee is independent.

Responsible for annually establishing a formal, comprehensive and written director nomination process which includes:

•

establishing a methodology or process for director succession planning and reviewing succession plans for directors to ensure qualified persons are or will be available when necessary or desirable and reporting findings and recommendations to the Board;

•	establishing a director evaluation process, including an assessment of the Board, its Committees, individual directors and the chair; and

•	recommending candidates for election or appointment to the Board, consistent with the criteria approved by the Board.

The NNL Board of Directors is informed of Nominating and Governance Committee deliberations and makes all corporate governance determinations on behalf of NNL.

Pension Fund Policy Committee

The members of the Pension Fund Policy Committee of NNL are The Hon. John P. Manley (Chair), Jalynn H. Bennett, Dr. Manfred Bischoff, Dr. Kristina M. Johnson and Claude Mongeau. In accordance with our Independence Standards, the independence definitions under the NYSE listing standards, and applicable SEC and CSA rules and policies, the Nortel Boards have determined, based on information provided by each director as to their personal and professional circumstances, that each member of the Pension Fund Policy Committee is independent.

The Pension Fund Policy Committee is primarily responsible for the general oversight of the financial administration of certain pension plans maintained by NNL and certain of its subsidiaries. Such oversight includes reviewing and recommending the governance structure and process, reviewing and approving fund actuaries, funding policy and assumptions, asset mix and investment management structure, as well as the appointment and removal of consultants, custodians and trustees.

Ad Hoc Committees

Our Boards generally do not establish ad hoc committees, except in limited circumstances. In July 2004, NNC established the Litigation Committee, which continues to investigate, review and evaluate the facts and circumstances relating to allegations that certain current and former directors and officers of NNC breached their fiduciary duties. Mr. Harry Pearce (Chair), Dr. Manfred Bischoff and Mr. Richard D. McCormick are members of the Litigation Committee. The Litigation Committee did not meet during 2008.

Code of Ethics

Nortel’s Code of Business Conduct, which is our code of ethical business conduct, provides detailed guidelines on Nortel’s approach to competition in the marketplace, the standards of conduct expected of all Nortel directors, officers and employees and the central role integrity must play in daily conduct at Nortel, with an emphasis on honesty and compliance with all applicable laws. Nortel’s directors, officers and employees, except as of December 31, 2008, those on leave, transitioning to retirement, or who have been notified that their employment with Nortel is ending and, due to legal requirements, those in France and Germany, are requested to read the Code of Business Conduct and electronically certify, except in the case of directors who certify on paper, that they have read, understood and will comply with the terms of the Code of Business Conduct. Members of the Executive Leadership Team have an additional certification, which was added in 2007. 2008 certification of the Code of Business Conduct has been completed by 98% of Nortel employees (exclusive of those on leave, transitioning to retirement, or who have been notified, and those in France and Germany). All of the current directors and executive officers have completed certification of the Code of Business Conduct. In addition to the certification process, Nortel has various processes for ensuring its ethics requirements are being met, including training on the provisions of the Code of Business Conduct and communications on the need to report violations and suspected violations. In 2008, Nortel did not make any amendments to its Code of Business Conduct. Any future amendments to our Code of Business Conduct will be posted on our website at www.nortel.com. Any waiver of a requirement of our Code of Business Conduct, if granted by the Nortel Boards or any Board Committee, will be posted on our website at www.nortel.com as required by law.

The chief compliance officer is responsible for security, business ethics and compliance, which includes: periodically reporting to the Nortel Boards regarding ethics and compliance matters; preparing periodic communications to our employees regarding compliance and ethical business practices; developing and monitoring policies and procedures relating to business ethics and to compliance; and conducting periodic compliance risk assessments. The chief compliance officer reports to the chief legal officer and the chair of the Audit Committees.

Use of Material Non-Public Information and Insider Trading Policy

All employees, officers, and members of Nortel Boards are subject to insider trading laws generally. In accordance with applicable corporate policy, there are certain individuals who, by virtue of their role, are “deemed insiders”. Because they may have knowledge of, or access to, material information, the trading activities of these individuals are restricted by Nortel. Such individuals may not engage in any trading activity for specified periods of time throughout the year, known as “black out periods”. These deemed insiders can only trade during prescribed “window periods”, and even then, only if they do not have knowledge of any Nortel material non-public information at that time. Generally, deemed insiders are officers, directors, senior executives and other leaders, and employees who frequently have access to material information. In addition, applicable corporate policy generally prohibits deemed insiders from participating in any equity monetization program with respect to securities of NNC and NNL.

Shareholder Communication

Nortel communicates regularly with shareholders through press releases, as well as annual and quarterly reports. Our investor relations department and Corporate Secretary address investor concerns on an on-going basis. Nortel may also address such concerns through our website at www.nortel.com.

Interested parties, including shareholders and other security holders, may communicate directly with the Boards of NNC and NNL, non-management directors, the chair of the Boards of NNC and NNL or any other individual directors by writing care of the Corporate Secretary, Nortel Networks Corporation, 195 The West Mall, Toronto, Ontario, Canada, M9C 5K1. All correspondence, with the exception of solicitations for the purchase or sale of products and services, communications of an inappropriate nature or similar types of communications, will be forwarded to the directors to whom such correspondence is addressed. In addition, any such communication that relates to accounting, internal accounting controls or auditing matters will also be referred to the chair of the Audit Committees of NNC and NNL, if not already addressed to him or her.

ITEM 11.	Executive and Director Compensation

Compensation Discussion and Analysis

Executive Summary

Nortel is exempt from complying with disclosure requirements concerning executive compensation under Canadian securities laws given that we comply with the rules of the SEC. This Compensation Discussion and Analysis describes the material elements of the compensation paid to the named executive officers.

The CHRC oversees Nortel’s named executive officer compensation and reports to the applicable Nortel Board. For further information on the CHRC, see above under “Compensation and Human Resources Committee” in the Corporate Governance section. The CHRC retained Hugessen Consulting Inc. (HCI) effective July 1, 2007 to assist in connection with the review of current and future executive compensation and benefit programs. In determining the amount and form of named executive officer compensation for 2008, the CHRC regularly consulted with HCI. For further information on the role of compensation consultants during 2008, see below under “The Role of Management and Consultants in Nortel’s Named Executive Officer Compensation Program”.

Our 2008 compensation program for the named executive officers was generally designed to award named executive officers with total target compensation at the 50th percentile range of comparator companies with which we compete for executive talent (the comparator companies). Most of the elements of the compensation program for the named executive officers were considered “at risk” for 2008 and therefore linked compensation with both individual and corporate performance, as well as shareholder value.

As a result of the Creditor Protection Proceedings, our 2009 compensation program will vary significantly from the design of the 2008 program. During the proceedings, the CHRC intends to focus on the importance of continuity of key executive officers during the Creditor Protection Proceedings. In particular, the key objective of our executive compensation program will be to motivate, incentivize and retain executive officers who can successfully lead the comprehensive restructuring plan and to focus performance-based compensation on goals material to the restructuring efforts.

Objectives of Named Executive Officer Compensation Program

Competitive Compensation

During 2008, our goal was to offer a competitive total compensation program. In order to ensure that our named executive officers were competitively compensated for 2008, we benchmarked total target compensation and each component part (base salary, short-term incentives and long-term incentives) against survey data for the comparator companies. The CHRC reviewed the comparator companies based on information provided by management. In selecting the comparator companies, the CHRC considered size (measured by annual revenues or total assets), industry (telecommunications, technology and data industries) and business model (which includes customer base, types of customers, market segments, specific product lines and types of business). In October 2007, the CHRC reviewed the list of comparator companies and concluded that with the exception of the removal of Lucent as a result of its merger with Alcatel, no change to the comparator companies was required in order to maintain a consistent basis for comparison for setting executive compensation. In respect of 2008 compensation, the comparator companies were:

Accenture	Agilent Technologies	Applied Materials	Avaya
Cisco Systems	Corning	Electronic Data Systems	EMC
Intel	Juniper	Lexmark International	Microsoft
Motorola	NCR	Oracle	Qualcomm
Seagate Technology	Sun Microsystems	Texas Instruments	Unisys
Xerox

In May 2008, management requested that its compensation consultant, Mercer Human Resources Consulting LLC (Mercer), assess the existing comparator companies to ensure their continued appropriateness for use in reviewing executive compensation levels and designing competitive programs. Mercer focused on revenue/size and business focus as the primary considerations. Based on Mercer’s analysis, the CHRC revised the comparator companies by the addition of Tyco Electronics, Harris Corporation and Advanced Micro Devices and the deletion of Microsoft, Lexmark International and Accenture.

When 2008 compensation decisions were being considered and total target compensation set in early 2008, survey data with respect to the compensation practices of the comparator companies for the most recently completed fiscal year was obtained by management from a composite of three market survey sources: Towers Perrin Executive Compensation Survey; Radford Executive Compensation Survey; and Pearl Meyer Executive & Senior Management Total Compensation Survey. Management compiled survey data for benchmarking purposes and reviewed the results with Mercer. This data was then used to provide general compensation information to the CHRC. The CHRC used such data, among other things, in making compensation decisions.

While we have generally targeted the 50th percentile range of the comparator companies, total target compensation was not set at precisely the 50th percentile for 2008 compensation. Total targeted compensation for the named executive officers for the 2008 fiscal year was within approximately the 54th to 84th percentile range of the comparator companies. This range is generally attributable to certain employment arrangements that were required in order to recruit qualified executive officers in 2008 and in prior years.

Align the Interests of Named Executive Officers with the Interests of Shareholders

A further objective of our 2008 compensation program for the named executive officers was to align the interests of named executive officers with the interests of shareholders. Towards this objective, we intended to reward and maximize both individual performance and corporate performance. Performance-based “at risk” compensation included cash incentives, stock options and performance-based stock units, and represented between approximately 61% and 72% of 2008 total target compensation for the named executive officers, except for Mr. Zafirovski whose performance-based “at risk” compensation represented approximately 88% of his 2008 total target compensation reflecting our intent to tie an even more substantial portion of his compensation directly to the performance of Nortel. We imposed share ownership guidelines on named executive officers in 2008 in order to further align their interests with the interests of shareholders.

Retention

In 2008, we also sought to retain named executive officers in an increasingly competitive global marketplace by providing incentives for continued employment with Nortel. We awarded a mix of long-term incentives each with a total vesting period of at least three years in furtherance of this objective.

Elements of Compensation

Each element described below was designed to meet at least one objective of our 2008 compensation program for named executive officers.

Base Salary

Base salary reflects the job scope, complexity and responsibility of the individual’s role at Nortel, as well as the number of years over which the responsibilities have been carried out. Base salary also rewards individual performance and individual contribution to Nortel. Base salary represented approximately 17% to 31% of total target compensation for the named executive officers for the 2008 fiscal year, except for Mr. Zafirovski whose base salary represented approximately 12% of his 2008 total target compensation, which reflected our intent to more closely align his compensation with the interests of shareholders. Based on the market survey data we reviewed, the percentage of our named executive officers’ total target compensation represented by base salary was similar to the percentage represented by such element for executive officers of the comparator companies. In early 2008, the CHRC reviewed the base salary of the named executive officers as compared to executives holding similar positions at comparator companies and determined that no increases from 2007 were required. None of the named executive officers received a base salary increase in 2008.

Salaries were frozen company-wide for 2009, except for certain limited exceptions. We do not intend to increase the base salaries of the named executive officers in 2009.

Short-Term Incentives

Named executive officers are eligible for an annual cash bonus award under the Nortel Networks Limited Annual Incentive Plan (Incentive Plan), which has historically been our vehicle for short-term incentive compensation. Bonuses under the Incentive Plan are designed to reward and maximize individual performance within the context of Nortel’s overall performance. Short-term incentives represented approximately 17% to 25% of 2008 total target compensation for the named executive officers. Based on the market survey data we reviewed, the percentage of our named executive officers’ total compensation for 2008 represented by short-term incentive compensation was similar to the percentage represented by such element for executive officers of the comparator companies.

Bonuses under the Incentive Plan are based on the achievement of pre-established corporate and individual performance objectives for a given calendar year, subject to the discretion of the CHRC. For 2008, we intended for the amount of an annual cash bonus award under the Incentive Plan to be determined by the following formula:

•

Target Percentage: Individual target percentages are initially determined upon commencement of employment. In setting or revising the target percentages, we benchmark against targets set by the comparator companies for executives holding similar positions. The CHRC historically reviewed benchmarking results prepared by management with respect to target percentages and modifies such percentages as roles and responsibilities change. The target percentage for each of the named executive officers is set out below.

Name	Target Percentage	Name	Target Percentage
M.S. Zafirovski	150%	P.S. Binning	100%
D.J. Carey	100%	S.J. Bandrowczak	80%
W.K. Nelson	100%	R.S. Lowe	100%

•

Individual Performance Factor: The individual performance factor is determined through the annual executive review process described below based on an evaluation of the named executive officer’s performance in regard to certain criteria established at the beginning of each year. For the 2008 bonuses under the Incentive Plan, the individual performance factor for the named executive officers could have ranged from 0 to 1.5. There is no specific linear correlation between the achievement of objectives and the individual performance factor.

Certain achievements may be weighted more heavily than others. However, all achievements (or lack thereof) and other subjective considerations play a part in the ultimate determination of the individual performance factor.

•

Corporate Performance Factor: The corporate performance factor is based on certain corporate business and financial goals established at the beginning of the performance period and approved by the CHRC and the NNL Board of Directors. The financial metrics have different weightings applied to them and in addition, there may also be certain qualitative factors such as quality and customer satisfaction that may be included in the overall assessment of corporate performance. The corporate performance factor is deemed to be 1.0 (achievement) throughout the plan period and is then adjusted by the CHRC and the NNL Board of Directors based on their determination of corporate performance. Actual performance with respect to each financial metric will correspond to a factor (the AIP Factor) on the payout slope approved for such financial metric. An AIP Factor can be greater or less than 1.0 and the calculation for correspondence of performance to the AIP Factor can be different for each financial metric. The payout slope is designed to reflect the corporate and business goals for the particular financial metric. Each resulting AIP Factor is then multiplied by the weighting assigned to the applicable financial metric. Different combinations of actual corporate performance under each of the financial metrics could result in achieving the target corporate performance factor of 1.0 and, as a result, the achievement of any one target is not necessarily determinative in calculating a named executive officer’s bonus.

In early 2008, the CHRC and the NNL Board of Directors set the following financial metrics and their weightings: revenue (25%); management operating margin (Management OM) (50%); and net cash from (used in) operating activities (25%). These financial metrics and their weightings were determined by the CHRC to best align with Nortel’s corporate priorities for 2008. Management OM is not a recognized measure under U.S. GAAP and is defined as total revenues, less total cost of revenues, selling, general and administrative, and research and development expense. The CHRC determined that Management OM would be a meaningful measurement of operating performance and would provide greater transparency to investors with respect to Nortel’s performance, as well as supplemental information used by management in its financial and operational decision making. Management OM has been the key measure used for business performance by our management and has historically shown a strong correlation with shareholder value. For additional information concerning Management OM, see the MD&A section of this report. While free cash flow was selected as a financial metric for 2007, net cash from (used in) operating activities was selected for 2008 as it better reflected items that were considered to be generally within management’s control. For 2008, there was no minimum corporate performance factor and the maximum corporate performance factor was 2.0.

Based on management’s recommendation, on February 19, 2009 the CHRC did not recommend to the NNL Board of Directors a payout under the Incentive Plan for 2008. This recommendation was made given the current circumstances under the Creditor Protection Proceedings and was not based on the level of achievement of financial metrics or individual performance. On February 20, 2009, the NNL Board of Directors determined not to pay any bonuses to employees under the Incentive Plan for 2008 and as a result, none of the named executive officers received a bonus payment under the Incentive Plan for 2008.

We intend to continue the Incentive Plan for 2009. The 2009 Incentive Plan has been designed based on quarterly plan periods, and award determinations and payouts will be made on a quarterly basis. This will provide a more immediate incentive to employees for the achievement of critical shorter-term objectives within the Creditor Protection Proceedings. The corporate performance factor will be determined based on Nortel’s performance against metrics established for each quarterly performance period. Based on the CHRC’s recommendation, the NNL Board of Directors approved effective February 24, 2009 the following financial and operational metrics and their weightings for the first and second quarters of 2009: revenue (33.3%); cash and cash equivalents and short-term investments (33.3%); and three operational performance metrics (33.3%) being performance to lead time, outage recovery and service impact cases. These operational performance metrics are established internal measures that are not tied to the financial statements but have historically been utilized by management to ensure customer obligations have been met. The objectives for the third and fourth quarters for the 2009 Incentive Plan will be finalized upon completion of the company’s business plan.

Long-Term Incentives

On February 27, 2009, we obtained Canadian Court approval (the equity termination order) to terminate our equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (2005 SIP), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (1986 Plan) and the Nortel Networks Corporation 2000 Stock Option Plan (2000 Plan)) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance stock units (PSUs)), whether vested or unvested. We obtained the express ability under the initial order in the CCAA Proceedings to repudiate the equity plans; however, for tax reasons primarily related to Section 409A of the U.S. Internal Revenue Code (Code), we sought this approval. We also sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to both Nortel and the plan participants. Although the equity-based compensation plans and all outstanding equity have been terminated, we have included a discussion of the 2008 equity grants to the named executive officers to explain the analysis behind the 2008 grants.

Historically long-term incentives were awarded as they provided named executive officers with a proprietary future interest in Nortel and thereby encouraged and rewarded performance by aligning compensation with corporate performance. Long-term incentives also promoted retention, and acted as a means towards achieving share ownership guidelines. Based on the intended value, long-term incentives represented approximately 44% to 67% of total target compensation for the named executive officers for the 2008 fiscal year, except for Mr. Zafirovski whose long-term incentives represented approximately 70% of his 2008 total target compensation.

Under the 2005 SIP, long-term incentives were awarded to executive officers in early 2008 in the form of stock options, RSUs or PSUs. The material terms of the 2005 SIP, including a description of the terms and conditions of stock options, RSUs and PSUs awarded under the 2005 SIP, are described in the Equity-Based Compensation Plans section below.

Long-Term Incentive	Objectives
Stock Options

•   To align compensation with company performance as they would become valuable to the executive only if the share price increased from the date of grant.

•   To retain executives as they vested over time.

RSUs	• To encourage the retention of executive officers as they vested over time.

PSUs	• To further link compensation with Nortel’s performance as they were only paid out if certain pre-established performance measures were met. • To encourage retention as they vested over time

The 2008 long-term incentive strategy was initially approved by the CHRC on January 17, 2008. The CHRC approved an increased use of performance-based long-term incentives for the named executive officers and a reduction in retention based awards. The CHRC approved the following mix for the intended value of long-term incentives: 50% PSUs; 33% stock options; and 17% RSUs. This mix was selected in order to ensure competitiveness with the comparator companies and consistency with Nortel’s past granting long-term incentive strategy. In February 2008, management, in consultation with Mercer, completed two elements of the planning for the 2008 long-term incentive awards to be reviewed by the CHRC:

The total intended value of the long-term incentives was determined based on a combination of factors	•	Benchmarking of each component part of total target compensation (base salary, short-term incentives and long-term incentives).

•	Internal comparison of roles and responsibilities of named executive officers at similar levels.

•	Specific individual circumstances, including individual performance.

The total intended value of the long-term incentives was then converted to the respective number of stock options, RSUs and PSUs	•

Historically, we used the twenty day average closing price of NNC common shares on NYSE as at a date within  a  week prior to the review by the CHRC to calculate the number of long-term incentive awards for approval.

•	During the 2008 planning process, we monitored the twenty day average closing price of NNC common shares and as a result of the declining share price, a greater number of awards would have been required to fulfill the total intended value.

•

Given the limited number of NNC common shares available for issuance under the 2005 SIP, financial modeling was completed to determine the appropriate share price to be used for planning purposes in order to try to award the intended value while also recognizing the constraints on the available number of NNC common shares.

•	$13.05 was established as the optimal share price for planning purposes given these circumstances.

•	Although we continued to monitor the closing price of NNC common shares on NYSE, we did not adjust the number of units to be awarded.

•	The number of units awarded was determined based on the $13.05 planning price and therefore we awarded long-term incentives in an amount that was less than originally intended.

•	The CHRC determined this was appropriate given the weakened share price and the limited number of NNC common shares available for issuance under the 2005 SIP at that time.

•	In the case of stock options, the Black Scholes option valuation factor was also considered.

In March 2008, the independent members of the Nortel Boards approved awards of long-term incentives for Mr. Zafirovski for 2008 and the CHRC approved awards of long-term incentives for the other named executive officers for 2008 as described in detail below under the “Grants of Plan-Based Awards in Fiscal Year 2008”. The Nortel Boards and the CHRC took into account the size and nature of the roles and responsibilities of each named executive officer as well as individual performance considerations when determining the 2008 long-term incentive awards for the named executive officers. Existing equity ownership levels or the share ownership requirements were not considered when determining awards of long-term incentives. For Mr. Zafirovski, an equity mix comprised of an equal distribution of stock options and PSUs, each representing one-half of the total intended value, was approved. No RSUs were approved for Mr. Zafirovski in order to more closely align his compensation with performance of Nortel and therefore with shareholders interests.

Since 2006, PSUs with relative total shareholder return (PSU-rTSRs) as the performance measure were awarded to the named executive officers. The PSU component of the 2008 long-term incentive strategy was modified from prior years with the introduction of PSUs with Management OM (PSU-Management OMs) as the performance measure. As part of the long-term incentive strategy for 2008, the CHRC began granting an equal distribution of PSU-rTSRs and PSU-Management OMs to the named executive officers. PSUs were to vest at the end of a three year period, subject to the CHRC determining the percentage of target payout, if any, based on the level of achievement of the performance criteria.

PSU-rTSR	•	rTSR provided a transparent calculation of Nortel’s performance relative to a set of peers.

•

The Dow Jones Technology Titans 30 Index (Tech Titans Index) was selected by the CHRC as the comparator of shareholder return as it presents an objective approach to performance measurement. Nortel’s ranking relative to these companies was to determine the percentage payout (between 0% and 200%) received by each named executive officer of his or her performance stock unit award.

•

For the PSUs granted in 2008, the performance period was January 1, 2008 – December 31, 2010. The CHRC was to measure NNC’s total shareholder return against performance as of December 31, 2010 of the companies included in the Tech Titans Index at the start of the performance period on January 1, 2008. Index changes during the performance period were not to be taken into account to avoid an upward performance bias. The Tech Titans Index on January 1, 2008 consisted of Alcatel-Lucent, Analog Devices, Apple, Applied Materials, Canon, Cisco Systems, Corning, Dell, Electronic Data Systems, EMC, Ericsson, Fujitsu, Google, Hewlett-Packard, Hon Hai Precision Industry, IBM, Intel, Microsoft, Motorola, Nokia, Oracle, Qualcomm, Ricoh, Samsung Electronics, SAP, Sun Microsystems, Taiwan Semiconductor, Texas Instruments, Xerox and Yahoo. When the Tech Titans Index was

initially selected for these purposes in 2006, NNC was included in the index.

•

The table below sets out percentage payouts as they correspond to different Nortel performance rankings compared to these companies. The percentage payout for the achievement of a ranking between any two of the specified rankings would be determined on a linear basis.

•	The CHRC was to measure actual performance and determine relative NNC ranking and the associated payout to executives at the end of the third year of the performance period.

Performance	Percentage Payment of Individual’s PSU Award
Threshold performance at a rank of 23rd	50%
Target performance at a rank of 16th	100%
Superior performance at a rank of 9th	150%
Maximum performance at a rank of 3rd	200%

PSU-Management OM	•

Performance was to be measured at the end of the one year performance period and awards were to be settled in NNC common shares at the end of the additional two year vesting period following the performance period.

•

Awards of performance shares could have ranged from 0-200%, subject to the attainment of the performance criteria as determined by the CHRC which could have been graduated such that different percentages, which could be greater than or less than 100% of the target number of PSUs awarded, were to become vested depending on the extent of satisfaction of the performance criteria.

•

Management OM was selected as the performance measure for 2008 as this metric aligned with the strategic goals of Nortel and has historically shown a strong correlation with shareholder value creation.

•	For the PSUs granted in 2008, Management OM was required to exceed the minimum threshold level of US$550 million in accordance with the payout curve for a one year performance period.

Special One-Time Awards

In addition to the main components of our compensation program for named executive officers, we retain the right to make special one-time cash or equity awards as approved by the CHRC. The purpose of these special one-time awards is generally to retain key executives who have assumed added responsibilities. We have also awarded special one-time awards to new executive officers in order to offset compensation that was forfeited by leaving former employment or in order to attract top executive talent.

The employment agreement entered into with Mr. Bandrowczak described under “Material Terms of Employment Agreements and Arrangements with Named Executive Officers” provides for a special bonus of $700,000, with $200,000 to be paid within 30 days following commencement of employment and $500,000 to be paid within 30 days following the one year anniversary of the commencement of employment. This bonus was awarded in order to attract Mr. Bandrowczak to Nortel, to recompense the estimated annual compensation arrangements that he would have received in 2007 if he had remained with his previous employer and to compensate for the estimated loss in future value from the unvested equity resulting from his resignation from his previous employer. The $500,000 bonus was paid on July 18, 2008 in accordance with the agreement.

Other Compensation

Named executive officers were also provided with other compensation as reflected in the “All Other Compensation” column in the Summary Compensation Table for Fiscal Year 2008 and as more fully described under “Material Terms of Employment Agreements and Arrangements with Named Executive Officers” below. The objective of providing other compensation in 2008 was generally to provide executives with the devices to perform their duties more efficiently.

Key Executive Incentive Plan and Key Employee Retention Plan

We have developed, in co-ordination with Mercer, a key employee incentive and retention program for employees in North America, CALA and Asia. The program consists of an incentive plan for eligible key executives (the KEIP) and a retention plan for eligible key non-executive employees (the KERP). The KEIP was developed in order to provide incentives to the executives to guide Nortel out of the Creditor Protection Proceedings as swiftly as possible, while the KERP is aimed at retaining key employees by providing a degree of job security and preventing attrition of key employees before we have attained a confirmed plan of reorganization. We believe this program will provide a meaningful level of stability, morale and motivation in the workplace. The KEIP and the KERP expire July 14, 2010.

A careful evaluation process was undertaken to select the eligible executives to participate in the KEIP and eligible employees to participate in the KERP. We took into consideration whether such role is critical to accomplish a successful reorganization, the cost and the likelihood of finding a suitable replacement for such employee and the latest performance review of such employee.

Both the Monitor and the U.S. Creditors’ Committee support the implementation of the KEIP and the KERP. They were consulted regarding the KEIP and KERP and were offered an opportunity to review and evaluate them. Substantial feedback was received and the KEIP and KERP were modified as a result of this process. The U.S. Creditors’ Committee’s support of the KEIP with respect to members of the senior leadership team, including the participating named executive officers, is conditioned solely on the delivery by Nortel to the U.S. Creditors’ Committee of projections for calendar year 2009 prepared by management acting reasonably in accordance with Nortel’s ordinary course business practices, taking into account the performance of the business in light of current global economic conditions as well as specific competitive challenges facing Nortel.

On February 27, 2009, we filed a motion in the Chapter 11 Proceedings concerning U.S. Court approval of the KEIP and KERP in the Chapter 11 Proceedings. We will also seek Canadian Court approval of the KEIP and KERP in the CCAA Proceedings.

Any retention agreements for employees in EMEA will be structured based on market practice in that region and will be designed and approved by the U.K. Administrators.

KEIP

The KEIP was designed by taking into account the levels of compensation at other comparable companies. 92 executives of Nortel will participate in the KEIP, including the named executive officers with the exception of Mr. Zafirovski. Mr. Zafirovski is not a participant in the KEIP. Executives participating in the KEIP would be eligible to receive an incentive award equivalent to a percentage of their annual base salaries ranging (ranging from an average award size of 20% to 183% of their annual base salary, depending on the participant’s experience and responsibilities). Executives who are participants in the Change in Control Plan (CIC Plan) will be required to waive any entitlement to any claim they may have under the CIC Plan before they become eligible to participate in the KEIP.

The awards under the KEIP will be tied to the achievement of three important milestones: (1) the achievement of North American objectives of Nortel’s cost reduction plan; (2) the achievement of certain parameters that will result in a leaner or more focused organization; and (3) the later of the confirmation of our plan of reorganization or the confirmation by the Canadian Court of a plan or plans of restructuring and/or arrangement in Canada. Under the KEIP, 25% of each incentive award would vest upon achievement of the first milestone, 25% would vest upon achievement of the second milestone and 50% would vest upon achievement of the third milestone. In order to receive an award, a participant must be employed on the vesting date; however, awards may be accelerated and paid out under certain circumstances as a result of termination of employment in connection with a divestiture.

KERP

The KERP has been tailored to provide incentives to the critical employees to remain with Nortel and to strive for a speedy achievement of the milestones. None of the named executive officers will participate in the KERP. Employees participating in the KERP would be eligible to receive incentive awards equivalent to a percentage of their annual base salaries ranging from 13% to 44% of their annual base salary, depending on the participant’s experience and responsibilities.

Under the KERP, incentives shall vest as follows: 25% upon the earlier of June 30, 2009 or the achievement of the first milestone; 25% upon the earlier of December 31, 2009 or the achievement of the second milestone; and 50% upon the earlier of June 30, 2010 or the achievement of the third milestone. In order to receive an award, a participant must be employed on the vesting date; however, awards will be accelerated and paid out as a result of an involuntary termination without cause and under certain circumstances as a result of termination of employment in connection with a divestiture. A pro rated award may also be paid upon death and in certain cases involving leaves of absence.

CIC Plan

The CIC Plan was adopted to reinforce and encourage the continued attention and commitment of specified executives to their respective duties without distraction arising from the possibility of a change in control. Nortel continues to evaluate its obligations under the CIC Plan in the context of the Creditor Protection Proceedings and as a result Nortel’s current expectations regarding such obligations in 2009 are uncertain at this time and are subject to change. We established the CIC Plan in order to provide certain arrangements, including cash payments, accelerated vesting of equity awards, and continuation of health and other benefits, for certain executives whose employment with Nortel is terminated as a result of change in control. In order to reinforce and encourage the continued attention and commitment of executives under potentially disruptive business circumstances, the CIC Plan provides the arrangements noted above to certain executives where both of the following conditions have been met: (i) a change in control of NNC; and (ii) the participant’s employment has been terminated or his or her roles and responsibilities have been substantially altered.

The CHRC determined eligibility for the CIC Plan based on the roles and responsibilities of each executive officer. In assessing whether an executive officer should participate under the CIC Plan, the CHRC considered, among other things, the critical nature of the individual’s role to the business of Nortel and the importance of retention of the individual. The determination of participation in the CIC Plan by the CHRC was made independent of other compensation considerations, including total target compensation and its component parts. Each of the named executive officers currently participates in the CIC Plan. Mr. Zafirovski participates as President and Chief Executive Officer and is eligible for benefits described for chief executive officer participation. With the exception of Mr. Bandrowczak who was eligible for tier 2 participant benefits, the other named executive officers are eligible for benefits described for tier 1 executive participation. In addition to the CIC Plan, Nortel entered into arrangements with respect to benefits upon termination of employment with Messrs. Zafirovski, Binning, Carey and Nelson. Nortel enters into these additional arrangements where it is necessary to recruit an individual with essential skills and experience for the particular role. For additional information on these arrangements, see “Material Terms of Employment Agreements and Arrangements with Named Executive Officers”.

Indemnification Agreements

Pursuant to indemnification agreements entered into between NNC, NNL and each Board-appointed officer, including the named executive officers, NNC and NNL have agreed to indemnify and reimburse each officer for all injury, liability, loss, damage, charge, cost, expense, fine or settlement amount reasonably incurred by such officer, including reasonable legal and other professional fees:

•

in connection with a claim, action, suit, application, litigation, charge, complaint, prosecution, assessment, reassessment, investigation, inquiry, hearing or other proceeding of any nature or kind whatsoever, whether civil, criminal, administrative or otherwise, made, asserted against or affecting such officer or in which such officer is required by law to participate or in which such officer participates at the request of NNC or NNL or in which such director chooses to participate, if it relates to, arises from, or is based on such individual’s service as an officer of NNC or NNL or service as a director or officer of any entity of Nortel or any other entity at the request of NNC or NNL; or

•

otherwise related to, arising from or based on such individual’s service as an officer of NNC or NNL or service as a director or officer of any entity of Nortel or any other entity at the request of NNC or NNL, except if such indemnification or reimbursement would be prohibited by the CBCA, or any other applicable law.

The initial order of the Canadian Court in the CCAA Proceedings ordered the Canadian Debtors to indemnify directors and officers for claims that may be made against them relating to failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations. The initial order also included a charge in an aggregate amount not exceeding CAD$90 million as security for such indemnification obligations.

Enhanced Severance Plan

The Nortel Networks Enhanced Severance Allowance Plan (the ESAP) provides for a select group of management and highly compensated employees of NNI or any other U.S. subsidiary or affiliate of Nortel to receive severance benefits upon the termination of their employment. Employees with at least three months of service and at the vice-

president level or above as of the date of termination, are eligible to receive benefits if their employment is terminated:

•	involuntarily for any reason other than for conduct that was not in the best interests of the company or for failure to submit to or to pass a background check required by a customer

•

by voluntary resignation in direct response to a reclassification of his or her current position, unless the employee is offered and voluntarily accepts a different position with the company or a subsidiary or is offered and refuses a comparable position

•

as part of a reduction in Nortel’s workforces, other than where the employee is offered and accepts another position with the company or an affiliate, or where the employee is offered and refuses a comparable position

Severance benefits under the ESAP are not available to employees who are transferred to new entities as part of a divestiture or spin-off of a business or to employees who are eligible for severance benefits under other Nortel severance plans or individual written agreements. Messrs. Carey, Bandrowczak and Lowe are eligible to participate in the ESAP. Mr. Nelson was eligible to participate in the ESAP until the date of his cessation of employment on December 31, 2008.

Under the ESAP, qualified participants receive a severance allowance of at least twelve months’ of his or her base monthly salary (in each case offset by any statutorily required payments), distributed in bi-weekly payments over the duration of the severance allowance period, commencing after termination of employment. Additional severance allowance payments may be paid at the sole discretion of Nortel. The employee is also eligible to continue his or her coverage under the group term life insurance, accidental death and dismemberment insurance, FLEX benefits, and health insurance, all at the contribution rate of active employees.

In order to receive the severance benefits, unless otherwise waived by Nortel, the employee must execute a release of all claims against the company related to his or her employment, and must agree to comply with certain restrictive covenants. If the employee is subsequently reemployed by Nortel while receiving severance benefits, any remaining unpaid benefits cease. While Nortel’s obligations arising under the ESAP will continue to be considered in the context of the Creditor Protection Proceedings, currently Nortel is not making payments or benefits under this plan.

Pension Plans

Nortel has maintained various employee pension plans in which the named executive officers are eligible to participate. Our employee pension programs have evolved over time in response to competitive market practice and while we continue to maintain a number of plans with active participants, many of these plans are closed to new entrants. In special cases, as with Mr. Zafirovski, we entered into special pension arrangements where we deemed it necessary to attract high-performing senior executives. Nortel continues to evaluate its pension and post retirement benefit obligations in the context of the Creditor Protection Proceedings and as a result, Nortel’s current expectations regarding such obligations in 2009 and beyond are uncertain at this time and are subject to change. For information on Nortel’s obligations under the pension plans, see the MD&A section of this report and note 9, “Employee benefit plans” of the accompanying audited consolidated financial statements.

Policies and Guidelines

The following policies and guidelines apply to the named executive officers, as well as to certain other executive officers and employees.

Policy on Company Aircraft

The CHRC had adopted a written policy regarding travel on company aircraft under which Nortel provided the company aircraft primarily for the safe and efficient travel of the president and chief executive officer and his senior management team. Following the Creditor Protection Proceedings, management grounded the company aircraft and on February 19, 2009, the CHRC formally revoked the policy on company aircraft effective January 22, 2009.

Under the policy, the president and chief executive officer had been authorized to use company aircraft for any business travel, travel for commuting purposes and limited personal travel as approved by the chair of the CHRC. The president and chief executive officer (or, at his discretion, his designee) was required to approve the personal use of company aircraft for all employees, including the other named executive officers. The CHRC reviewed company aircraft usage on an annual basis and such usage is disclosed in accordance with applicable securities laws as required. Taxable benefits that arose from travel on the company aircraft were calculated and reported in the employee’s compensation, as required. Taxable benefits related to travel on company aircraft were grossed up if required in accordance with an employment agreement, under applicable corporate policy or as approved by the CHRC.

Policy on Award of Equity-Based Compensation

The CHRC has a written policy on awards of equity-based compensation under which all equity awards approved by the CHRC must be:

•	approved at a meeting that occurs on or prior to the grant date for the award;

•	made in accordance with the applicable equity incentive plan, securities law and stock exchange requirements; and

•

unless otherwise determined by the CHRC: (i) for annual awards, have an effective grant date that is at least two complete business days after the filing by NNC and NNL with the SEC of their Annual Report on Form 10-K and that is otherwise during a window period under our applicable corporate policy; and (ii) for awards made for other valid business reasons, have an effective grant date that is during a window period under our applicable corporate policy.

The CHRC has also delegated authority to the president and chief executive officer to award equity awards to any employee who is not an officer of Nortel in an amount of up to 20,000 stock options and up to 10,000 RSUs or PSUs in any fiscal year. Under the equity policy, such awards must also be approved on or prior to the grant date for the award, must be made in accordance with the applicable equity incentive plan, securities law and stock exchange requirements and, unless otherwise determined by the chair of the CHRC, must comply with the provisions concerning the effective grant date under the equity policy. In addition, the president and chief executive officer must report any grants made pursuant to this delegation to the CHRC on a quarterly basis. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

Policy on Recoupment of Incentive Compensation

The CHRC has a written policy regarding the recoupment of incentive compensation. The recoupment policy was adopted in order to establish and reserve the right of Nortel to recoup incentive compensation payments under certain conditions. This right exists in respect of plan years from January 1, 2007 and equity awards granted on or after January 1, 2007, and may be enforced against any employees who have been designated by the CHRC (initially all directors, senior executives and other reporting insiders under Canadian securities laws) in circumstances involving intentional misconduct that contributes, directly or indirectly, to an error in financial information that materially affects the value of such incentive compensation realized by the employee. If the CHRC determines that an employee committed such intentional misconduct, Nortel is entitled to issue proceedings to recover damages against that employee in respect of any losses incurred or as a result of or in connection with that intentional misconduct. Nortel may, under the recoupment policy, recoup any incentive compensation as an advance against such damages, whether or not proceedings are issued by Nortel. Incentive compensation payments that Nortel may recoup include all sales and incentive compensation, equity-based compensation, bonus payments and any matching pension plan payments made by Nortel.

Share Ownership

Nortel’s share ownership guidelines for senior executives and other reporting insiders for 2008 were intended to ensure that management had the same interests as shareholders in the value of NNC common shares. The settlement of the long-term incentive awards in NNC common shares was intended to serve as a means for management to achieve share ownership guidelines. Executive officers and senior employees have been expected to accumulate and hold, over a period of five years from the date of their appointment or the date the executive officer or senior employee enters a new salary threshold, NNC common shares having a value proportionate to their base salary. On May 31, 2007, the CHRC approved the requirement that executive officers hold 50% of all settled vested equity awards (including stock options, RSUs and PSUs) remaining after the payment of taxes and administrative fees associated with the award and the vesting (including the applicable exercise price) towards the maintenance and achievement of the share ownership guidelines. Nortel has reviewed the guidelines from time to time in order to adjust them to reflect market conditions and competitive practice among the comparator companies. The guidelines for 2008, which have been in place since July 2004, are as follows:

Base Salary Range in US/CAD Dollars	Percentage of Salary
Chief Executive Officer	500%
$400,000 and up	300%
$300,000 to $399,999	200%
$200,000 to $299,999	100%
$100,000 to $199,999	50%
$0 to $99,999	0%

Given the Creditor Protection Proceedings, the decreased value of NNC common shares and the equity termination order, the CHRC acknowledged on February 19, 2009 the current inability of the senior executives and other reporting insiders to meet the share ownership guidelines and determined to revisit the guidelines as appropriate at a later date.

Tax and Accounting Effects

Section 162(m) of the Code limits the deductibility from U.S. taxable income of certain types of compensation in excess of $1.0 million paid by a “publicly held corporation” to certain of its executive officers. This limitation generally applies to all compensation other than that which is considered to be “performance-based” for purposes of the Code. This limitation does not apply to awards made under Nortel’s stock option plans or certain awards under the 2005 SIP. Certain of our other programs, although based on the performance of Nortel and the individual, may not be considered “performance-based” for purposes of Section 162(m) of the Code. We have determined that it is not appropriate at this time to limit our discretion to design compensation arrangements for executive officers to qualify such compensation for exemption from the deduction limits of Section 162(m) of the Code.

Nortel has been using the fair value method to account for its long-term incentive awards in accordance with FAS 123R (disregarding the estimate of forfeitures related to service-based vesting conditions) since January 1, 2003; however, FAS 123R only became effective as of the first annual period beginning after June 15, 2005. The effective date for Nortel’s adherence to FAS 123R was therefore January 1, 2006. All of our long-term incentive awards were subject to the provisions of FAS 123R.

Although the tax and accounting impacts are considered by the CHRC upon approval of compensation planning for the named executive officers, these impacts are not weighted heavily with regard to our compensation decisions.

Performance Evaluations

Nortel undertakes corporate-wide individual performance reviews each year generally commencing in the last fiscal quarter. The purpose of the evaluations is to evaluate and reward performance for a given fiscal year, and for compensation planning and development purposes for the next fiscal year. The CHRC, in conjunction with the president and chief executive officer, annually reviews and assesses the performance of all executive officers who report to the president and chief executive officer and reports findings and recommendations to the Nortel Boards. The president and chief executive officer and his delegates review and assess the performance of all other executive officers. Recommendations based on these reviews, including with respect to base salary and short-term and long-term incentive amounts, are presented to the CHRC for approval. The CHRC has full discretion to modify any compensation recommendations.

The Nortel Boards have directed that the president and chief executive officer’s compensation is to be determined by the independent directors of the Nortel Boards, together with the CHRC, based on the CHRC’s assessment of the performance of the president and chief executive officer. The CHRC reviews and approves the corporate goals and/or performance objectives relevant to the compensation of the chief executive officer, evaluates the performance of the president and chief executive officer in light of such goals and objectives and, together with other independent directors of the Nortel Boards, determines and approves the compensation of the chief executive officer based on such evaluation.

For the main elements of the compensation paid to the named executive officers in 2008, performance evaluations factored as follows:

Base Salary	• Evaluation of 2007 performance was a factor in determining whether to increase base salary for 2008.
Short-Term Incentives

•        Individual performance objectives for the 2008 short-term incentive program were set at the beginning of 2008 and reviewed in early 2009.

•        While historically individual performance evaluations were taken into account in granting cash bonuses under the Incentive Plan, the CHRC decided not to approve any payout under the Incentive Plan for 2008 under the current circumstances.

Long-Term Incentives

•        The amount of the long-term incentives awarded to the named executive officers in 2008 was determined as a result of an evaluation of their 2007 performance and their personal effectiveness, as well as the size and nature of their roles and responsibilities for 2008.

The Role of Management and Consultants in Nortel’s Named Executive Officer Compensation Program

The Role of Management

Management prepared various presentations in advance of CHRC meetings held during 2008 and, at the direction of the chair of the CHRC, provided those presentations to HCI. Prior to the CHRC meetings, management met with HCI, where required, in order to address any questions or issues raised by them. Mr. Zafirovski attended all CHRC meetings but was not present when his own compensation was discussed or approved. Mr. Carey and certain other members of senior management were invited to attend CHRC meetings where appropriate. As discussed above, performance evaluations for all executive officers reporting to Mr. Zafirovski, including the named executive officers, were conducted by Mr. Zafirovski and reported to the CHRC. The chair of the Nortel Boards coordinated a performance evaluation by each independent director of the Nortel Boards for Mr. Zafirovski.

CHRC’s Independent Compensation Consultant

Effective July 1, 2007, the CHRC retained HCI to assist the CHRC in connection with the review of current and future executive compensation and benefit programs of Nortel, including analyzing management proposals and providing related advice and recommendations to the CHRC, consistent with best practices, market trends and the latest legal and regulatory considerations. During 2008, HCI has advised the CHRC on various matters including proposed amendments to the 2005 SIP and stock purchase plans, president and chief executive officer compensation, executive compensation and benefits programs, comparator group review, and the design of the long-term incentive component and compensation levels of executive officer candidates. HCI has not been engaged by Nortel to provide any services other than the services performed as the independent compensation consultant to the CHRC.

HCI attended a majority of the CHRC meetings held during 2008. At the direction of the chair of the CHRC, management provided HCI with various presentations related to their mandates in advance of CHRC meetings. While HCI took directions from the CHRC on performing such services, the CHRC did not direct HCI on the manner or method undertaken by them to reach their independent opinions. Prior to certain CHRC meetings, management and HCI met in order to address any questions or issues raised by management or HCI. From time to time, HCI conferred with Mr. Zafirovski as directed by the chair of the CHRC concerning material compensation matters. Mr. Zafirovski did not provide input in regards to his own compensation to the CHRC or HCI. At the final presentation by management at the CHRC meeting, HCI reported the results of its work and provided its independent opinions to the CHRC notwithstanding any prior consultation with management before such meeting.

Final determinations made by the CHRC have reflected information and consideration in addition to the information and recommendations provided by HCI. HCI earned CAD$129,124 in 2008 for its work related to the executive compensation program.

Management’s Compensation Consultant

Mercer is engaged by Nortel to provide consulting services to senior management on executive and employee compensation matters. During 2008, Mercer advised management on matters such as market competitive levels of executive remuneration as well as trends in program strategy and design. Mercer worked with management at the 2008 annual meeting of NNC’s shareholders in developing the request for additional NNC common shares for issuance under the 2005 SIP and for purchase under the stock purchase plans, reviewed the peer comparator companies, analyzed industry trends in compensation program design and structure and provided ongoing support to the management team in areas related to the administration and design of the compensation program. On May 6, 2008, Mercer presented to the CHRC a review of the comparator companies and proposed changes to the comparator companies, which changes were approved by the CHRC. Aside from the May 6, 2008 meeting, Mercer did not have contact with any members of the Nortel Boards or the CHRC over the course of its work during 2008. Additionally, other than proposed revisions to the comparator companies, Mercer did not directly make any recommendations to the CHRC regarding compensation decisions made by management during 2008. Mercer earned $418,695 in 2008 for its work related to the executive compensation program. In addition, Mercer was engaged by Nortel to provide various services in the areas of employee compensation, retirement and benefits consulting and administration. Further, the Nominating and Governance Committee retained a separate Mercer team to assist in the review of independent director compensation.

Following the Petition Date, Mercer has been providing consulting services to Nortel regarding compensation practices for companies undergoing restructuring. In particular, Mercer is working with management in developing retention and incentive compensation for key eligible employees, as well as the Incentive Plan for 2009.

Reported Versus Received Pay

Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in the “Summary Compensation Table for Fiscal Year 2008” versus that which was actually paid to and received by the named executive officers for 2008. The amounts in the “Summary Compensation Table for Fiscal Year 2008” reflecting Nortel’s accounting expense for awards do not correspond to the actual value that would have been realized, if any, by the named executive officers if all outstanding equity awards had not been terminated pursuant to the equity termination order.

As discussed above, the Nortel Boards determined not to pay any bonuses under the Incentive Plan for 2008 to any participating employees, including any named executive officers, and all outstanding equity awards (including stock options, RSUs and PSUs), whether vested or unvested, have been terminated in accordance with the equity termination order. As established in early 2008, the intended value of Mr. Zafirovski’s total target compensation for 2008 was approximately $10,675,000. However, with respect to amounts equal to approximately $7,500,000 (representing the intended value of his long-term incentives) and approximately $1,905,000 (representing his projected 2008 bonus under the Incentive Plan), he will realize no actual value. For 2008, Mr. Zafirovski actually realized $1,287,093 in total cash compensation (being his intended base salary of $1,270,000 following currency conversion), which represents approximately 12% of the value of his intended compensation.

Summary Compensation Table for Fiscal Year 2008

The following table sets forth the compensation awarded to, earned by, or paid to each of Nortel’s named executive officers for services rendered by them to Nortel during the 2008 fiscal year. Nortel’s obligations concerning named executive officer compensation will continue to be reviewed in the context of Creditor Protection Proceedings.

Name and Principal Position	Year	Salary($)		Bonus($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Stock Incentive Plan Compensation($)(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)		All Other Compensation ($)(4)		Total ($)
M.S. Zafirovski President and Chief Executive Officer	2008	1,287,093	(5)	—		3,790,711	3,776,410	—		455,932		378,466	(5)	9,688,612
	2007	1,272,941	(5)	—		3,307,423	3,116,588	1,288,853	(5)	698,714		378,559	(5)	10,063,078
	2006	1,198,991	(5)	—		1,873,624	2,279,594	1,174,263	(5)	690,396		1,060,553	(5)	8,277,421
P.S. Binning Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer	2008	643,490	(5)	—		457,110	93,977	—		—		381,490	(5)	1,576,067
	2007	97,191	(5)	—		38,966	—	—		—		17,438	(5)	153,595
D.J. Carey Executive Vice-President, Corporate Operations	2008	550,000		—		1,199,234	901,739	—		2,600		433,245	(5)	3,086,818
	2007	550,000		—		965,766	206,382	357,500		22,539		583,825	(5)	2,686,012
S.J. Bandrowczak Chief Information Officer(6)	2008	425,000		500,000	(7)	272,274	24,492	—		—		1,230,017		2,451,783
W.K. Nelson Former Executive Vice-President, Global Sales(8)	2008	524,094	(9)	—		1,449,000	215,881	—		—		55,985		2,244,960
R.S. Lowe President, Carrier Networks	2008	500,000		—		944,513	677,611	—		—		11,122		2,133,246
	2007	500,000	(10)	—		864,003	836,007	250,000		346,497	(11)	3,691		2,800,198
	2006	494,656	(10)	—		466,544	689,196	225,000		342,821	(11)	9,000		2,227,217

(1)

Amounts set forth in the “Stock Awards” and “Option Awards” columns represent the respective amounts recognized as compensation expense by Nortel for financial statement reporting purposes in fiscal years 2008, 2007 and 2006 with respect to outstanding RSU and PSU awards and stock option awards, respectively, in accordance with FAS 123R. A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2008 may be found in note 20, “Share-based compensation plans” to the accompanying audited consolidated financial statements. A discussion of the assumptions used in this valuation with respect to awards made in fiscal years 2006 and 2007 may be found in the corresponding notes to the audited consolidated financial statements for the fiscal year in which the award was made. The following table sets forth the amount out of the total in the 2008 “Stock Awards” and “Option Awards” column that is compensation cost related to awards granted in early 2008 and certain specified instances of accelerated compensation cost recognition.

Name	Year	Stock Awards ($)	Option Awards ($)
M.S. Zafirovski	2008	284,832	464,005
P.S. Binning	2008	154,064	93,977
D.J. Carey [a]	2008	147,353	431,761
S.J. Bandrowczak	2008	40,130	24,492
W.K. Nelson[b]	2008	1,449,000	215,881
R.S. Lowe [c]	2008	100,398	294,365

[a]

Compensation cost reported for 2008 and 2007 also reflects accelerated recognition of compensation cost for stock options granted in 2008 and 2007 due to retirement eligibility as of the first fiscal quarter of 2009.

[b]

Compensation cost reported for 2008 reflects accelerated recognition of compensation cost for stock awards and stock options granted in 2008. Mr. Nelson’s severance period began effective January 1, 2009. The severance period does not represent a substantive service requirement. As all performance conditions have been completed, compensation costs have been accelerated.

[c]

Compensation cost reported for 2008, 2007 and 2006 also reflects accelerated recognition of compensation cost for stock options granted in 2008, 2007 and 2006, respectively, due to retirement eligibility.

Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

(2)	Represents incentive cash awards earned under the Incentive Plan. No cash awards were paid under the Incentive Plan for 2008.
(3)

Represents the aggregate increase in the actuarial present value of accumulated benefits under the defined benefit and actuarial pension plans (including supplemental plans) from the plan measurement date used for financial statement reporting purposes with respect to the prior completed fiscal year to the plan measurement date used for financial statement reporting purposes with respect to the covered fiscal year. Due to a change in the plan measurement date required by the FASB in SFAS 158, the change in pension value has been calculated as the difference in present value of accrued benefits between September 30, 2007 and December 31, 2008 divided by 1.25, as follows:

Name	Year	Plan Name	Amount ($)
M.S. Zafirovski	2008	Special Pension Benefit Arrangement	455,932
	2007	Special Pension Benefit Arrangement	698,714
	2006	Special Pension Benefit Arrangement	690,396
D.J. Carey	2008	Nortel Networks Retirement Income Plan	(466)
		Nortel Networks Restoration Plan	3,066
	2007	Nortel Networks Retirement Income Plan	6,219
		Nortel Networks Restoration Plan	16,320
R.S. Lowe	2008	Nortel Networks Retirement Income Plan	37,487
		Nortel Networks Restoration Plan	51,632
		Nortel Networks Managerial and Non-Negotiated Pension Plan	(181,582)
		Nortel Networks Excess Plan	22,328
		Nortel Networks Transitional Retirement Allowance Plan	(806)
	2007	Nortel Networks Retirement Income Plan	16,970
		Nortel Networks Restoration Plan	8,630
		Nortel Networks Managerial and Non-Negotiated Pension Plan	71,162
		Nortel Networks Excess Plan	223,238
		Nortel Networks Transitional Retirement Allowance Plan	26,497
	2006	Nortel Networks Retirement Income Plan	42,176
		Nortel Networks Restoration Plan	49,763
		Nortel Networks Managerial and Non-Negotiated Pension Plan	81,677
		Nortel Networks Excess Plan	156,363
		Nortel Networks Transitional Retirement Allowance Plan	12,842

(4)

In accordance with the SEC rules, for each named executive officer, the table below sets forth specific amounts for payments or reimbursements by Nortel in 2008 with respect to taxes, contributions to defined contribution plans, severance and perquisites exceeding the greater of $25,000 or 10% of his total perquisites and also identifies all other perquisites, including those having no incremental cost to Nortel:

M.S. Zafirovski

•      financial planning fees ($26,201) and the incremental cost of personal travel on the company aircraft and commercial airlines ($83,391)

•      tax preparation services, family travel on commercial airlines, business club membership, personal use of ground transportation and extension of work permit

•      family/guests traveling with Mr. Zafirovski on the company aircraft and adding a personal leg to business travel, in each case at no cost to Nortel

•      Nortel contributions under the Managerial and Non-Negotiated Pension Plan (Part III) defined contribution pension plan ($19,785) and the Nortel Networks Limited Investment Plan for Employees – Canada ($109,509)

•      taxes pursuant to the tax-equalization provisions in his employment agreement ($83,298)

P.S. Binning

•      relocation expenses including temporary car lease ($251,336)

•      tax preparation service and personal use of ground transportation

•      Nortel contributions under the Managerial and Non-Negotiated Pension Plan (Part III) defined contribution pension plan ($12,826)

•      taxes pursuant to the permanent relocation program provisions in his employment agreement and taxes paid on his behalf for a car lease benefit and for tax preparation service ($109,370)

D.J. Carey

•      relocation expenses ($62,252)

•      tax preparation service

•      Nortel contributions under the Nortel Networks Long-Term Investment Plan ($8,408) and the Nortel Networks Long-Term Investment Restoration Plan ($2,115)

•      taxes pursuant to the tax-equalization provisions in his employment agreement and taxes paid on his behalf for tax preparation service ($355,836)

S.J. Bandrowczak

•      relocation expenses ($859,220)

•      Nortel contributions under the Nortel Networks Long-Term Investment Plan ($11,004) and the Nortel Networks Long-Term Investment Restoration Plan ($11,630)

•      taxes pursuant to the permanent relocation program provisions in his employment agreement ($348,163)

W.K. Nelson

•      Nortel contributions under the Nortel Networks Long-Term Investment Plan ($4,600) and the Nortel Networks Long-Term Investment Restoration Plan ($5,077)

•      payments for accrued and unused vacation ($42,308) and reimbursement of independent legal advice ($4,000) made pursuant to the letter agreement dated November 27, 2008, concerning the cessation of his employment on December 31, 2008 – following the commencement of the Creditor Protection Proceedings, no severance payments have been made to Mr. Nelson

R.S. Lowe

•      Nortel contributions under the Nortel Networks Long-Term Investment Plan ($4,600), and the Nortel Networks Long-Term Investment Restoration Plan ($4,615), and special contribution to the Nortel Networks Long-Term Investment Plan as a result of a class action settlement ($760)

•      taxes paid on his behalf for tax preparation service ($1,147)

Incremental cost of travel on the company aircraft was calculated based on the total direct (or variable) operating costs (fuel, maintenance labor, parts and materials, outside services, crew expenses, catering and commissary, handling, landing and navigation fees, maintenance reserves and miscellaneous expenses) in month traveled divided by the total flight hours of the aircraft during the month. The cost per flight hour was then multiplied by personal flight hours (including so-called “deadhead flights” resulting from the plane returning empty to its home base after taking the executive to his or her destination, or for the aircraft traveling empty to a destination to pick up the executive).

(5)

Represents the U.S. Dollar equivalent of certain payments actually earned or paid in local currency. Amounts for the incremental cost of air travel in Canadian Dollars have been converted using the month-end exchange rate in effect during the applicable month of travel. Amounts representing relocation expenses and ground travel submitted in local currency have been converted using the exchange rate in effect at the time the expense is submitted for payment. All other compensation paid in Canadian Dollars has been converted using the average of the exchange rates in effect during 2008 equal to US$1.00 = CAD$1.0614, during 2007 equal to US$1.00 = CAD$1.0732 and during 2006 equal to US$1.00 = CAD$1.1343, respectively, other than Mr. Zafirovski’s salary from November 13, 2006 until December 31, 2006, which was converted to U.S. Dollars using the average of the month-end exchange rates for November and December 2006 equal to US$1.00 = CAD$1.1455, and Mr. Binning’s salary for 2007 which was converted to U.S. Dollars using the average of the month-end exchange rates for November and December 2007 equal to US$1.00 = CAD$0.9849. Mr. Zafirovski did not receive a salary increase in 2007 or 2008. Since November 13, 2006, Mr. Zafirovski’s base salary has been paid in Canadian Dollars, prior to which it was paid in U.S. Dollars. The increases reflected in the “Salary” column are attributable to this currency conversion.

(6)	Effective January 1, 2009, Mr. Bandrowczak accepted a new role to lead Enterprise Sales for the Americas.
(7)

Represents a special bonus pursuant to his employment agreement of which $200,000 was paid within 30 days following commencement of employment on July 16, 2007 and $500,000 was paid within 30 days following the one year anniversary of his commencement of employment. The $500,000 bonus was paid on July 18, 2008 in accordance with the agreement.

(8)	On November 10, 2008, Nortel announced Mr. Nelson’s departure effective December 31, 2008.
(9)	Mr. Nelson’s base salary was $550,000. This amount reflects the amount earned from his commencement of employment on January 18, 2008 to his employment termination as of December 31, 2008.
(10)

Mr. Lowe’s base salary was increased to $500,000 effective March 20, 2006. The difference in base salary showing from 2006 to 2007 reflects that Mr. Lowe did not earn a full year’s base salary at this rate in 2006. He did not receive a salary increase in 2007 or 2008.

(11)

For Mr. Lowe, the pension benefit accrual in Nortel’s U.S. pension plans (Retirement Income Plan and Restoration Plan) is impacted by his prior service with Nortel in Canada. This prior service was previously not reflected in the fiscal 2006 and 2007 disclosure.

Material Terms of Employment Agreements and Arrangements with Named Executive Officers

The following is a summary of the material terms of the employment agreements for the named executive officers. Nortel’s obligations under these agreements will continue to be reviewed and considered in the course of the Creditor Protection Proceedings. For more information regarding the named executive officers’ pension benefits and other post-employment compensation, see “Pension Benefits for Fiscal Year 2008” and “Potential Payments upon Termination or Change in Control” below.

Mr. Zafirovski

Nortel entered into an employment agreement in connection with Mr. Zafirovski’s appointment as President and Chief Executive Officer effective November 15, 2005. Mr. Zafirovski’s employment agreement provides for tax equalization so that his after-tax compensation will be the same as if he were a resident of the State of Illinois. Compensation for this purpose includes salary, short-term incentive awards, long-term incentives and benefits under Nortel’s employee benefit plans (including the Nortel relocation plan) to the extent such benefits shall be considered income for tax purposes and any other similar payments or awards. We agreed to these arrangements in order to offset any negative tax consequences as a result of relocating to Toronto. His employment agreement further provides an annual reimbursement of up to $25,000 for financial planning, as well as tax preparation services. The agreement also provides that Mr. Zafirovski is eligible to participate in the Nortel employee benefit plans, including the Capital Accumulation and Retirement Program (CARP) and the Nortel relocation program, in accordance with the generally applicable terms of such plans, as well as the CIC Plan. As of November 2006, Mr. Zafirovski’s relocation to Toronto was completed.

Mr. Zafirovski was eligible for a special lifetime annual pension benefit of $500,000, including a 60% joint and survivor benefit for his spouse. At the June 28, 2006 meeting of the CHRC, Mr. Zafirovski proposed a voluntary 29% reduction of this special lifetime annual pension benefit, in conjunction with changes announced on June 27, 2006 relating to our current pension programs in the United States and Canada. The CHRC accepted Mr. Zafirovski’s proposal and recommended it to the Nortel Boards for approval. At a joint meeting of the Boards held on June 28, 2006, the Boards approved the voluntary reduction. As a result, Mr. Zafirovski became eligible for a special lifetime annual pension benefit of $355,000 per year rather than $500,000 per year. Mr. Zafirovski’s eligibility for this special pension accrues after five years of active employment. The terms of his special pension benefit provide that the pension is payable monthly following retirement on or after age 60.

Mr. Zafirovski’s employment agreement provides that the termination of his employment at or after five years will also be treated as a retirement for purposes of the terms of all equity incentive awards granted to Mr. Zafirovski under Nortel’s stock option plans.

Mr. Binning

Nortel entered into an employment agreement with Mr. Binning in connection with his appointment as Executive Vice-President and Chief Financial Officer effective November 12, 2007. Mr. Binning’s employment agreement provides that, in conjunction with Nortel’s 2008 annual integrated talent planning cycle, he would receive an award of long-term incentives valued at approximately $2,300,000 using Nortel’s prescribed valuation method for equity vehicles applicable to senior executives of Nortel generally, in line with the 2008 long-term incentive program design approved by the CHRC and under and subject to the terms and conditions of the 2005 SIP (or any equivalent plan existing on the date thereof) and Nortel’s policies and procedures at the time of grant. The intended value of the grant was converted to 119,900 stock options, 29,950 RSUs, 44,050 PSU-rTSRs and 44,050 PSU-Management OMs, which were awarded on March 3, 2008. The agreement also provides that Mr. Binning is eligible to participate in certain employee benefit plans, the Nortel relocation program and the CIC Plan in accordance with the generally applicable terms of such plans. As of July 2008, Mr. Binning’s relocation to Toronto was completed.

Mr. Carey

Nortel entered into an employment agreement with Mr. Carey in connection with the change in Mr. Carey’s primary business location from Toronto, Ontario to Alpharetta, Georgia effective June 23, 2008. His primary business location was changed after considering both the needs of Nortel and Mr. Carey’s personal situation. This agreement updates and replaces the terms and conditions of the previous letter between Nortel and Mr. Carey. Under the agreement, Mr. Carey is eligible to participate in certain employee benefit plans and the CIC Plan in accordance with the generally applicable terms of such plans. All benefits for which Mr. Carey was eligible as a result of his business office being in Toronto, Ontario, including tax equalization, ceased upon the commencement of his primary business office in Alpharetta, Georgia on June 23, 2008.

Mr. Bandrowczak

Nortel entered into an employment agreement with Mr. Bandrowczak in connection with his appointment as Chief Information Officer effective July 16, 2007. As described above under “Special One-Time Awards”, Mr. Bandrowczak was entitled under the agreement to receive a special bonus of $700,000, with $200,000 to be paid within 30 days following commencement of employment and $500,000 to be paid within 30 days following the one year anniversary of the commencement of his employment. The agreement also provides that Mr. Bandrowczak is eligible to participate in the long-term incentive program and certain employee benefit plans, the Nortel relocation program and the CIC Plan in accordance with the generally applicable terms of such plans.

Effective January 1, 2009, Mr. Bandrowczak accepted a new role to lead Enterprise Sales for the Americas. In connection with this new role, Nortel entered into a new employment agreement which provides for continuation of all existing compensation and benefit arrangements with the exception of his participation in the Incentive Plan. Due to the scope and nature of his new role, Mr. Bandrowczak instead participates in Nortel’s Sales Incentive Plan effective January 1, 2009, with a target award of $347,728.

Mr. Nelson

Nortel entered into an employment agreement with Mr. Nelson in connection with his appointment as Executive Vice-President, Global Sales as of January 14, 2008. On November 10, 2008, Nortel announced Mr. Nelson’s departure effective December 31, 2008. Nortel entered into a letter agreement with Mr. Nelson concerning the cessation of his employment.

Under his original employment agreement, Mr. Nelson was entitled to receive a new hire, one-time grant of RSUs with an intended value of approximately $5,250,000 and a further long-term incentive award valued at no less than approximately $2,200,000 in connection with the 2008 long-term incentive award. Both grants were awarded on March 3, 2008 and were awarded using Nortel’s prescribed valuation method for equity vehicles applicable to senior executives of Nortel generally and under and subject to the terms and conditions of the 2005 SIP and Nortel’s policies and procedures at the time of grant. The intended value of the new hire grant was converted to a long-term incentive award of 402,250 RSUs with a five year vesting term in order to further encourage retention. In recognition of the potential forfeiture of the annual bonus to be provided by Mr. Nelson’s previous employer, Nortel also agreed as a term of the employment agreement to pay an amount up to a maximum of $400,000 in recognition of the forfeiture and an amount up to a maximum of an additional $200,000 in recognition of the forfeiture of the variable component of the annual bonus. These payments were conditioned on commencement of employment, satisfactory evidence of forfeiture and continued satisfactory performance of his employment responsibilities. Mr. Nelson did not provide evidence of forfeiture and the special payments were not paid. Under the terms of the agreement Mr. Nelson was eligible to participate in certain employee benefit plans, the Nortel relocation program and the CIC Plan in accordance with the generally applicable terms of such plans. His original agreement also contained an involuntary separation provision which provided that if Mr. Nelson’s separation of employment was initiated by Nortel or if he were to initiate his separation of employment because his responsibilities or authority were involuntarily changed or not substantially equivalent to his current role, he would have been provided in lieu of any other payment or benefit with the following:

•	the equivalent of 18 months base salary paid bi-weekly; and

•	the opportunity to continue health, life insurance and AD&D benefits coverage in which he is enrolled for 18 months following employment termination at active employee rates.

The foregoing payments and benefits would not be provided to Mr. Nelson if his separation of employment arose out of conduct and/or inaction by Mr. Nelson that was not in the best interest of Nortel. All payments and benefits were conditional on Mr. Nelson’s execution of a separation agreement. If payments had been made to Mr. Nelson under the CIC Plan as described above, he would have been ineligible for the payments and benefits under this provision of his employment agreement.

The letter agreement concerning the cessation of his employment provides for the following: (i) payment of a severance allowance pursuant to the ESAP from January 1, 2009 through June 30, 2010 paid in a bi-weekly amount of $21,154; (ii) an election to continue to participate in certain health and life insurance benefits for the duration of the severance period provided that Mr. Nelson pay the applicable employee contribution rates; (iii) no eligibility for consideration for future grants of stock options, RSUs or PSUs; (iv) continuation of his rights with respect to those stock options and RSUs previously granted in accordance with the applicable equity plans and instrument of grant/award; (v) forfeiture of all previously granted PSUs; (vi) senior executive outplacement services; (vii) income tax preparation service for the tax years 2008, 2009 and 2010; (viii) determination of his eligibility for an Incentive Plan payment for 2008; and (ix) payment of the cost of independent legal advice relating to this agreement to a maximum of $4,000. The agreement also provides that Nortel will provide indemnification in accordance with applicable Canadian law and NNC’s by-laws. Mr. Nelson is subject to certain non-disclosure and non-compete obligations under the terms of the agreement. Following the commencement of the Creditor Protection Proceedings, no severance payments have been made to Mr. Nelson.

Mr. Lowe

Mr. Lowe is an experienced executive who has been employed by Nortel since June 1980. He is eligible to participate in certain employee benefit plans and the CIC Plan in accordance with the generally applicable terms of such plans.

Grants of Plan-Based Awards in Fiscal Year 2008

The following table sets forth information concerning equity awards granted by Nortel to the named executive officers under the 2005 SIP during the 2008 fiscal year and the possible payouts to the named executive officers under the Incentive Plan for the 2008 fiscal year. On February 20, 2009, the NNL Board of Directors determined not to pay any bonuses under the Incentive Plan for 2008 to any participating employee, including any named executive officer, in accordance with the recommendation of the CHRC and management. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated. For a description of the material terms of the 2005 SIP, see “Nortel 2005 Stock Incentive Plan” in the Equity-Based Compensation Plans section below. For a description of the material terms of the Incentive Plan see above under “Short-Term Incentives”.

Name	Grant Date/ Corporate Approval Date (2)	Estimated Possible Payouts under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Under- lying Options (#)(1)	Exercise or Base Price of Option Awards ($/ Sh)(3)		Closing Price on Grant Date on NYSE ($)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Target ($)		Max ($)		Threshold (#)	Target (#)	Max(#)
M.S. Zafirovski	March 3 / February 22	—		—		—	—	—	—	592,000	8.31	(5)	8.05	2,228,444
	March 3 / February 22	—		—		72,000	144,000	288,000	—	—	—		—	996,912
	March 3 / February 22	—		—		14,400	144,000	288,000	—	—	—		—	1,159,200
	—	1,930,639	(6)	3,861,278	(6)	—	—	—	—	—	—		—	—
P.S. Binning	March 3 / February 21	—		—		—	—	—	—	119,900	8.31	(5)	8.05	451,335
	March 3 / February 21	—		—		—	—	—	29,950	—	—		—	241,098
	March 3 / February 21	—		—		22,025	44,050	88,100	—	—	—		—	304,958
	March 3 / February 21	—		—		4,405	44,050	88,100	—	—	—		—	354,603
	—	643,490	(6)	1,286,979	(6)	—	—	—	—	—	—		—	—
D.J. Carey	March 3 / February 21	—		—		—	—	—	—	114,700	8.31		8.05	431,761
	March 3 / February 21	—		—		—	—	—	28,650	—	—		—	230,633
	March 3 / February 21	—		—		21,063	42,125	84,250	—	—	—		—	291,631
	March 3 / February 21	—		—		4,213	42,125	84,250	—	—	—		—	339,106
	—	550,000		1,100,000		—	—	—	—	—	—		—	—

S.J. Bandrowczak	March 3 / February 21	—	—	—	—	—	—	31,250	8.31	8.05	117,633
	March 3 / February 21	—	—	—	—	—	7,800	—	—	—	62,790
	March 3 / February 21	—	—	5,738	11,475	22,950	—	—	—	—	79,441
	March 3 / February 21	—	—	1,148	11,475	22,950	—	—	—	—	92,374
	—	340,000	680,000	—	—	—	—	—	—	—	—
W.K. Nelson (7)	March 3 / February 21	—	—	—	—	—	—	114,700	8.31	8.05	431,761
	March 3 / February 21	—	—	—	—	—	430,900	—	—	—	3,468,745
	March 3 / February 21	—	—	21,063	42,125	84,250	—	—	—	—	291,631
	March 3 / February 21	—	—	4,213	42,125	84,250	—	—	—	—	339,106
	—	550,000	1,100,000	—	—	—	—	—	—	—	—
R.S. Lowe	March 3 / February 21	—	—	—	—	—	—	78,200	8.31	8.05	294,366
	March 3 / February 21	—	—	—	—	—	19,500	—	—	—	156,975
	March 3 / February 21	—	—	14,363	28,725	57,450	—	—	—	—	198,863
	March 3 / February 21	—	—	2,873	28,725	57,450	—	—	—	— —	231,236
	—	500,000	1,000,000	—	—	—	—	—	—	—	—

(1)

On February 20, 2009, the NNL Board of Directors determined not to pay any bonuses under the Incentive Plan for 2008 to any participating employee, including any named executive officer, in accordance with the recommendation of the CHRC and management. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

(2)

Grants were approved by the CHRC at its February 21, 2008 meeting in accordance with the equity policy. The grant to Mr. Zafirovski was approved at the February 22, 2008 Board meeting also in accordance with the equity policy. These grants were approved with a March 3, 2008 effective date provided that the window period open in accordance with applicable corporate policy as a result of the filing of financial statements for the year ended December 31, 2007. All 2008 long-term incentives were awarded in accordance with the 2005 SIP and applicable securities laws and stock exchange requirements.

(3)

Stock options were awarded at an option price not less than the “market value” (as determined in accordance with the 2005 SIP) of an NNC common share on the grant date. For a description of the methodology of determining the exercise price, see the Equity-Based Compensation Plans section below.

(4)

Aggregate grant date fair values computed in accordance with FAS 123R. For a detailed description of the assumptions made in the valuation of stock options, RSUs and PSUs, see note 20, “Share-based compensation plans” to the accompanying audited consolidated financial statements.

(5)

Canadian grants issued with an exercise price of CAD$8.21. Table reflects equivalent U.S. Dollar exercise price converted using the March 3, 2008 Bank of Canada noon rate of exchange rate of US$1.00 = CAD$.9870.

(6)	Amounts have been converted using the average of the exchange rates in effect during 2008 equal to US$1.00 = CAD$1.0614.

(7)	On November 10, 2008, Nortel announced Mr. Nelson’s departure effective December 31, 2008.

Outstanding Equity Awards at End of Fiscal Year 2008

The following table sets forth information regarding unexercised options, RSUs that have not vested, and unearned PSUs outstanding for each named executive officer as of December 31, 2008. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)(3)
M.S. Zafirovski	300,000	200,000	(4)	31.00		November 14, 2015	90,600	(5)	23,556	—		—
	83,750	83,750	(6)	21.20		June 13, 2016	—		—	—	(7)	—
	67,250	201,750	(8)	25.82	(9)	March 20, 2017	—		—	67,000	(10)	17,420
	—	592,000	(11)	8.31	(12)	March 2, 2018	—		—	86,400	(13)	22,464
P. S. Binning	—	—		—		—	64,800	(14)	16,848	—		—
	—	119,900	(15)	8.31	(12)	March 2, 2018	29,950	(16)	7,787	26,430S		6,872
D.J. Carey	12,500	12,500	(17)	21.20		June 13, 2016	22,500	(18)	5,850	—	(7)	—
	12,500	37,500	(19)	25.82		March 20, 2017	16,667	(20)	4,333	12,500	(10)	3,250
	—	114,700	(21)	8.31		March 2, 2018	28,650	(22)	7,449	25,275	(13)	6,572
S.J. Bandrowczak	—	—		—		—	15,867	(23)	4,125	5,900	(10)	1,534
	—	31,250	(24)	8.31		March 2, 2018	7,800	(25)	2,028	6,885S		1,790
W.K. Nelson	—	114,700	(26)	8.31		March 2, 2018	430,900	(27)	112,034	25,275S		6,572
R.S. Lowe	1,600	—		155.33		January 27, 2009	—		—	—		—
	2,666	—		71.60		November 29, 2009	—		—	—		—
	2,666	—		71.60		January 26, 2010	—		—	—		—
	1,333	—		71.60		June 28, 2010	—		—	—		—
	4,000	—		71.60		September 27, 2010	—		—	—		—
	4,000	—		71.60		January 24, 2011	—		—	—		—
	15,000	—		51.50		February 27, 2012	—		—	—		—
	56,250	18,750	(28)	31.80		September 6, 2015	—		—	—		—
	12,500	12,500	(29)	21.20		June 13, 2016	5,834	(30)	1,517	—	(7)	—
	9,600	28,800	(31)	25.82		March 20, 2017	12,800	(32)	3,328	9,600	(10)	2,496
	—	78,200	(33)	8.31		March 2, 2018	19,500	(34)	5,070	17,235	(13)	4,481

(1)	Historical exercise prices have been adjusted to reflect the 1-for-10 consolidation of NNC’s issued and outstanding common shares effective December 1, 2006.
(2)	The market value was computed by multiplying the closing market price of NNC common shares on the NYSE on December 31, 2008 of $0.26 by the number of NNC common shares or units held.
(3)	The number of unearned PSUs is based on a threshold payout. For PSU-Management OMs the threshold payout is 10% of the award. For PSU-rTSRs the threshold payout is 50% of the award.
(4)	100,000 options were to vest on each of November 15, 2009 and November 15, 2010.
(5)	45,300 RSUs were to vest on each of November 15, 2009 and November 15, 2010.
(6)	41,875 options were to vest on each of June 14, 2009 and June 14, 2010.
(7)

Subject to the CHRC determining the percentage of target payout, if any, PSUs awarded June 14, 2006 and August 8, 2006 were to vest following the completion of the performance period which ended on December 31, 2008. Given that the threshold performance criteria under the 2006 long range incentive program was not achieved, on January 27, 2009 the CHRC approved the cancellation of all outstanding 2006 PSUs granted under such program.

(8)	67,250 options were to vest on each of March 21, 2009, March 21, 2010 and March 21, 2011.
(9)

Canadian grant issued with an exercise price of CAD$29.90. Table reflects equivalent U.S. Dollar exercise price converted using the March 21, 2007 Bank of Canada noon rate of exchange of US$1.00 = CAD$1.1578.

(10)

Subject to the CHRC determining the percentage of target payout, if any, based on the level of achievement of the performance criteria, PSUs were to vest following the completion of the performance period which was to end on December 31, 2009.

(11)	148,000 options were to vest on each of March 3, 2009, March 3, 2010, March 3, 2011 and March 3, 2012.
(12)

Canadian grant issued with an exercise price of CAD$8.21. Table reflects equivalent U.S. Dollar exercise price converted using the March 3, 2008 Bank of Canada noon rate of exchange of US$1.00 = CAD$.9870.

(13)

Subject to the CHRC determining the percentage of target payout, if any, based on the level of achievement of the performance criteria, PSU-Management OMs were to vest on December 31, 2010 and PSU-rTSRs were to vest on January 30, 2011.

(14)	16,200 RSUs were to vest on each of November 15, 2009, November 15, 2010, November 15, 2011 and November 15, 2012.
(15)	29,975 options were to vest on each of March 3, 2009, March 3, 2010, March 3, 2011 and March 3, 2012.
(16)	9,983 RSUs were to vest on each of March 3, 2009 and March 3, 2010 and 9,984 RSUs were to vest on March 3, 2011.
(17)	6,250 options were to vest on each of June 14, 2009 and June 14, 2010.
(18)	22,500 RSUs were to vest on June 14, 2009.
(19)	12,500 options were to vest on each of March 21, 2009, March 21, 2010 and March 21, 2011.
(20)	8,333 RSUs were to vest on March 21, 2009 and 8,334 RSUs were to vest on March 21, 2010.
(21)	28,675 options were to vest on each of March 3, 2009, March 3, 2010, March 3, 2011 and March 3, 2012.
(22)	9,550 RSUs were to vest on each of March 3, 2009, March 3, 2010 and March 3, 2011.
(23)	7,933 RSUs were to vest on August 8, 2009 and 7,934 RSUs were to vest on August 8, 2010.
(24)	7,812 options were to vest on March 3, 2009, 7,813 options were to vest on March 3, 2010, 7,812 options were to vest on March 3, 2011 and 7,813 options were to vest on March 3, 2012.

(25)	2,600 RSUs were to vest on each of March 3, 2009, March 3, 2010 and March 3, 2011.
(26)	28,675 options were to vest on each of March 3, 2009 and March 3, 2010. The remaining unvested options were to expire on severance end date.
(27)	90,000 RSUs were to vest on each of March 3, 2009 and March 3, 2010. The remaining unvested RSUs were to expire on severance end date.
(28)	18,750 options were to vest on September 7, 2009.
(29)	6,250 options were to vest on each of June 14, 2009 and June 14, 2010.
(30)	5,834 RSUs were to vest on June 14, 2009.
(31)	9,600 options were to vest on each of March 21, 2009, March 21, 2010 and March 21, 2011.
(32)	6,400 RSUs were to vest on each of March 21, 2009 and March 21, 2010.
(33)	19,550 options were to vest on each of March 3, 2009, March 3, 2010, March 3, 2011 and March 3, 2012.
(34)	6,500 RSUs were to vest on each of March 3, 2009, March 3, 2010 and March 3, 2011.

Option Exercises and Stock Vested in Fiscal Year 2008

The following table sets forth information regarding the vesting of RSUs during the 2008 fiscal year for each of the named executive officers on an aggregated basis. None of the named executive officers exercised any options to purchase NNC common shares during the 2008 fiscal year.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
M.S. Zafirovski	—	—	45,300	25,368	(1)
P.S. Binning	—	—	16,200	9,072	(1)
D.J. Carey	—	—	8,333	50,831	(2)
	—	—	22,500	226,125	(3)
S.J. Bandrowczak			7,933	47,598	(4)
W.K. Nelson	—	—	—	—
R.S. Lowe	—	—	6,400	39,040	(2)
	—	—	5,833	58,622	(3)
	—	—	10,000	25,400	(5)

(1)	Restricted stock units vested Saturday November 15, 2008. Based on November 14, 2008 NYSE market close price of $0.56.
(2)	Restricted stock units vested on March 21, 2008. Due to market holiday, settlement based on March 20, 2008 NYSE market close price of $6.10.
(3)	Restricted stock units vested Saturday June 14, 2008. Based on June 13, 2008 NYSE market close price of $10.05.
(4)	Restricted stock units vested on August 8, 2008. Based on August 8, 2008 NYSE market close price of $6.00.
(5)	Restricted stock units vested Sunday September 28, 2008. Based on September 26, 2008 NYSE market close price of $2.54.

Pension Benefits for Fiscal Year 2008

The following table sets forth certain information regarding each plan during 2008 that provided for pension benefits to the named executive officers at, following, or in connection with retirement. Nortel continues to evaluate its pension and post retirement benefit obligations in the context of the Creditor Protection Proceedings and as a result, Nortel’s current expectations regarding such obligations in 2009 and beyond are uncertain at this time and are subject to change. For further information on Nortel’s obligations under the pension plans, see the MD&A section of this report and note 9, “Employee benefit plans” of the accompanying audited consolidated financial statements.

Name	Plan Name	Number of Years Credited Service(#)	Present Value of Accumulated Benefit($)(1)		Payments During Last Fiscal Year($)
M.S. Zafirovski	Special Pension Benefit Arrangement	3.21	1,959,025	(2)	—
P.S. Binning	—	—	—		—
D.J. Carey	Nortel Networks Retirement Income Plan	2	14,646	(3)	—
	Nortel Networks Restoration Plan	2	24,085	(3)	—
S.J. Bandrowczak	—	—	—		—
W.K. Nelson	—	—	—		—
R.S. Lowe	Nortel Networks Retirement Income Plan	11	403,892	(3)	—
	Nortel Networks Restoration Plan	11	724,981	(3)	—
	Nortel Networks Managerial and Non-Negotiated Pension Plan	16.83	475,892	(4)	—
	Nortel Networks Excess Plan	16.83	814,805	(4)	—
	Nortel Networks Transitional Retirement Allowance Plan	16.83	107,930	(4)	—

(1)

The present value of accumulated benefits are estimated amounts based on assumptions, which represent contractual entitlements that may change over time. The method used to determine such estimated amounts will not be identical to the method used by other issuers and, as a result, the figures may not be directly comparable across companies. For the underlying assumptions for Nortel’s defined benefit plans, see note 9, “Employee benefit plans” of the accompanying audited consolidated financial statements.

(2)

Mr. Zafirovski is eligible for a special pension benefit. He is entitled to a pension of $355,000 per year after five years of service. The pension is to commence at age 60 and is payable as a joint and survivor 60% annuity. As Mr. Zafirovski was hired on October 17, 2005, he had accrued 3.21 years as at the plan measurement date of December 31, 2008. The accumulated benefit is based on the ratio of this period of service to five years. The present value represents this portion of the benefit discounted from the date of commencement back to December 31, 2008, based on a discount rate of 7.09% and post retirement mortality based on the RP2000 Table Projected to 2017.

(3)

The following assumptions were used in the calculations of the present value of accumulated benefits under the Nortel Networks Retirement Income Plan (Retirement Income Plan) and the Nortel Networks Restoration Plan (Restoration Plan): Assumed retirement age: pension benefits are assumed to begin at each participant’s earliest unreduced retirement age, age 65; Discount rate: the applicable discount rates are 6.26% for the Retirement Income Plan and 6.07% for the Restoration Plan as of September 30, 2007, and 6.37% for the Retirement Income Plan and 6.33% for the Restoration Plan as of December 31, 2008; Future interest crediting rate assumption: Cash Balance amounts are projected to the assumed retirement age based on the future investment crediting rate assumptions of 5.50% as of September 30, 2007 and 1.50% as of December 31, 2008; Pension Service Plan (PSP) amounts are projected to the assumed retirement age based on the future investment crediting rate plan provision of 6.00%. These rates are used in conjunction with the discount rate to estimate the present value amounts. Form of payments: 100% of Cash Balance participants are assumed to receive a single lump sum at retirement, 95% of PSP participants are assumed to receive a single lump sum at retirement and 5% of PSP participants are assumed to receive a single life annuity.

(4)

The following assumptions were used in the calculations of the present value of accumulated benefits: Discount rate: the applicable discount rates are 7.31% for the Nortel Networks Managerial and Non-Negotiated Pension Plan Part I, 7.07% for the Nortel Networks Excess Plan, 6.67% for the Nortel Networks Transitional Retirement Allowance Plan and 7.09% for the Special Pension Benefit Arrangement; Consumer Price Index: 1.25%; Annual increases of 2.25% to the Income Tax Act (Canada) (ITA) maximum after 2009; Mortality Table: RP2000 Table Projected to 2017. The earliest age the member can retire without benefit reduction has been used as the assumed retirement age. A retirement age of 60 has been used for the Managerial and Non-Negotiated Pension Plan and the Excess Plan for Part I members and an assumed retirement age of 65 has been used for the Transitional Retirement Allowance Plan.

During 2008 Nortel maintained various employee pension plans in the United States and Canada. Commencing January 1, 2008, Nortel introduced a number of changes to its North American pension plans. With the exception of a group of Canadian “Grandfathered Members”, pension accruals for employees in defined benefit pension plans have been frozen. Nortel made automatic contributions to defined contribution retirement programs for the non-grandfathered members. Employees already in defined contribution programs remained in defined contribution programs. For those employees who elected to not participate in either the defined benefit or defined contribution programs, effective January 1, 2008, Nortel commenced automatic contributions to the defined contribution program, with the option for these employees to also contribute. Except for Canadian “Grandfathered Members”, benefits in the defined benefit pension plans were frozen at December 31, 2007. The matching contributions made by Nortel to the defined contribution plans were also changed as of January 1, 2008.

The following descriptions relate to defined benefit pension plans in which the named executive officers are members. Messrs. Zafirovski, Binning, Bandrowczak and Nelson do not participate in the Nortel defined benefit pension plans.

Nortel Networks Retirement Income Plan

A defined benefit pension plan, the Retirement Income Plan, is maintained for eligible employees, including executives, who are employed by NNI and other Nortel controlled group members that are located in the United States. Plan participants receive benefits determined under one of two formulas, depending on elections made by the plan participant: the PSP formula or the Cash Balance Plan formula. Mr. Carey participates in the Cash Balance Plan and Mr. Lowe participates in the PSP.

The PSP formula was available for participants who enrolled in the plan prior to May 1, 2000, and who elected prior to May 1, 2000 to be covered by the PSP formula. As of May 1, 2000, the PSP formula under the Retirement Income Plan was closed to new participants. Effective January 1, 2008, members will no longer be credited with additional accruals under the PSP formula. Accumulated benefits in the PSP were frozen at December 31, 2007.

The PSP formula provides a benefit calculated as percentage pension credits through December 31, 2007, multiplied by average earnings of the best three consecutive years of earnings during the ten-year period ending December 31, 2007. Participants earn pension credits during each year of participation based on age attained in the year and on years of service through December 31, 2007, as follows:

If age + service years is	The percentage credit for the year is
45 or less	2%
46 – 55	5%
56 – 65	9%
66 – 75	13%
76 or more	20%

Eligible earnings include base salary and, where applicable, incentive awards or bonuses, if any, paid under the Incentive Plan, overtime, off-shift differentials and sales commissions. An employee becomes fully vested after completing four years of vesting service. An employee earns a year of vesting service for each calendar year in which the employee completes at least 1,000 hours of service.

Upon termination of employment or retirement the PSP benefit for service to December 31, 2007, will be determined by the total percentage pension credits multiplied by the final average earnings to arrive at an account balance. The account balance will be increased by 6% per year, compounded annually from January 1, 2008, to the date of termination or retirement. The actual amount of the lump sum value will not be less than the account balance. In some instances, due to government regulations, and depending on prevailing interest rates, the lump sum value may be greater than the account balance.

Effective May 1, 2000, Nortel established the Cash Balance Plan, a defined benefit pension formula, based on pay credits and interest credits. Effective January 1, 2008, members will no longer be credited with additional accruals under the Cash Balance Plan formula.

The Cash Balance Plan formula provides a monthly credit equal to 4% of eligible earnings, with interest being credited monthly based on the month’s starting balance. Nortel contributed at this level through December 31, 2007, at which time contributions ceased. The total amount in the Cash Balance Plan account as of December 31, 2007, will be increased by monthly interest credits based on the average T-bill yield for September of the previous year plus 1%, compounded annually to date of termination or retirement.

Eligible earnings include base salary and, where applicable, incentive awards or bonuses, if any, paid under the Incentive Plan, overtime, off-shift differentials and sales commissions earned prior to retirement or other termination of employment for applicable periods. An employee becomes fully vested after completing two years of vesting service.

Normal retirement age is 65. An employee is eligible for early retirement on or after his or her 55th birthday, subject to satisfaction of the vesting requirement. The PSP and Cash Balance Plan benefits can be paid in a lump sum or as an actuarially equivalent annuity.

Nortel Networks Restoration Plan

U.S. employees, including executives, may also be members of the Restoration Plan. Messrs. Carey and Lowe participate in the Restoration Plan. The Restoration Plan is a non-qualified deferred compensation plan. The purpose of the Restoration Plan is to provide pension benefits in cases where the compensation exceeds the limitations placed by federal laws on compensation amounts that may be included under a qualified pension plan ($230,000 in 2008) as well as limitations on the total benefit that may be paid from such plans. Pension benefits that are based on compensation amounts below the limit are provided under the Retirement Income Plan and are funded through a qualified pension trust. Pension benefits applicable to compensation that exceeds federal limitations and pension benefits in excess of the limitations on total benefits are paid from the Restoration Plan, and are funded from Nortel Network Inc.’s general assets. All of the material terms and conditions of benefits (including vesting and payment conditions and options) under the Restoration Plan are identical to the participant’s tax-qualified plan benefit under the Retirement Income Plan.

Effective January 1, 2008, members will no longer accrue additional benefits under the Restoration Plan. Accumulated benefits were frozen at December 31, 2007.

Nortel Networks Managerial and Non-Negotiated Pension Plan

The Nortel Networks Managerial and Non-Negotiated Plan (Managerial and Non-Negotiated Plan), a defined benefit pension plan, is maintained for eligible employees, including executives, in Canada. The Managerial and Non-Negotiated Plan has two different formulas, called Part I and Part II. Mr. Lowe participates in the Nortel Canada Part I formula as a result of his prior Canadian service. An employee becomes fully vested after completing two years of pensionable service. Normal retirement age is 65. Effective January 1, 2008, members will no longer accrue additional benefits under the Managerial and Non-Negotiated Plan, with the exception of “Grandfathered Members” who will not be impacted by the changes implemented. Accumulated benefits for members who are not “Grandfathered Members” were frozen at December 31, 2007.

“Grandfathered Members” are Part I or Part II members who, on December 31, 2007:

•	are at least age 60; or

•	have at least 30 years of pensionable service; or

•	are at least age 55 with years of age plus pensionable service equaling at least 70.

The Part I formula provides a monthly benefit at retirement based on years of pensionable service as of December 31, 2007, and a pension accrual of 1.3% of the average annual earnings of the best three consecutive years as of December 31, 2007. For “Grandfathered Members” the benefit is calculated based on pensionable service and average annual earnings at retirement date. A member is eligible to retire with an early unreduced pension if the member has attained age 60 at retirement date and the aggregate of the member’s years of pensionable service and age equals at least 80. An early retirement reduction of 1/3 of one percent for each month by which the member’s age is less than age 60 applies for retirement prior to age 60, subject to a minimum rate of 1.04%. Eligible earnings include base salary and, where applicable, overtime, off-shift differentials and an individual sales commission factor. Effective January 1, 1999, the Part I formula was closed to new participants.

The Part II formula was introduced January 1, 1999. Employees who were participants in Part I could continue to participate in Part I, or move to the new Part II formula, at their election. Part II provides a benefit calculated as pension credits accumulated to December 31, 2007, multiplied by the average annual earnings as of December 31, 2007, for the highest three consecutive years in the last 10 years at December 31, 2007. For “Grandfathered Members” the Part II benefit is calculated at retirement or other termination of employment. Pension credits are earned during each year of participation based on the participant’s age attained in the year and on years of service, as follows:

If age + service years is	The percentage credit for the year is
45 or less	2%
46 – 55	5%
66 – 75	9%
56 – 65	13%
76 or more	20%

Eligible earnings for Part II include base salary and, where applicable, incentive awards or bonuses, if any, paid under the Incentive Plan, overtime, off-shift differentials and sales commissions. Effective May 1, 2000, the Part II defined benefit formula was closed to new participants.

The Part II benefit can be paid in a lump sum or as an actuarially equivalent annuity. Under the annuity option there are reductions for retirement prior to normal retirement age of 65. Certain grandfathering rules exist for employees and executives who were participating in the pension plan as at December 31, 1998.

Nortel Networks Excess Plan

Employees, including executives, participating in the Managerial and Non-Negotiated Plan Part I and Part II may also be members of the Nortel Networks Excess Plan (Excess Plan). Mr. Lowe participates in the Excess Plan. The Excess Plan is a non-registered plan under Canadian tax laws. The ITA limits the amount of pension that may be paid under a registered pension plan. Pension benefits in amounts below the ITA limit are paid from a registered pension plan, the Managerial and Non-Negotiated Plan, which is funded through a pension trust. Pension benefits that exceed the ITA limits are paid from the Excess Plan, and are funded from NNL’s general assets and the general assets of Nortel Networks Technology Corporation, an affiliate of Nortel. All of the material terms and conditions of benefits (including vesting and payment conditions and options) under the Excess Plan are identical to the participant’s registered benefit under the Managerial and Non-Negotiated Plan Part I and Part II.

Effective January 1, 2008, the accumulated benefits of members who are not “Grandfathered Members” were frozen at December 31, 2007.

Nortel Networks Transitional Retirement Allowance Plan

The purpose of the Nortel Networks Transitional Retirement Allowance Plan (TRA Plan) is to recognize the long service of employees, including executives, who retire under Part I of the Managerial and Non-Negotiated Plan. The TRA Plan is a non-registered plan under Canadian tax laws. The benefits under the TRA Plan are provided for out of Nortel’s operating income. Mr. Lowe participates in the TRA Plan.

This benefit is payable to a member only upon retirement and who is eligible and elects to receive an immediate pension. A ‘member’ means an individual who retires under Part I after completing 4 or more years of continuous service and whose membership has not been terminated. The TRA Plan is calculated based on two components: (i) a lump sum amount based on age and service calculated according to several tables; and (ii) an earnings and service formula. A member may elect to receive payment as a lump sum, or monthly payments, or in a combination of a lump sum and monthly payments.

Effective January 1, 2008, members will no longer accrue additional benefits under the TRA Plan, with the exception of “Grandfathered Members” who will not be impacted by the changes implemented. Accumulated benefits for those members who were not identified as “Grandfathered Members” were frozen at December 31, 2007.

Nonqualified Deferred Compensation for Fiscal Year 2008

The following table sets forth certain information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified. The plans will continue to be reviewed and considered in the context of the Creditor Protection Proceedings.

Name	Executive contributions in last FY ($)		Registrant contributions in last FY ($)		Aggregate earnings in last FY ($)		Aggregate withdrawals/ distributions ($)		Aggregate balance at last FYE ($)
M.S. Zafirovski	—		—		—		—		—
P.S. Binning	—		—		—		—		—
D.J. Carey	—		2,115	(1)	5	(1)	—		2,120	(1)
S.J. Bandrowczak	—		11,630	(1)	(2,138	)(1)	—		9,492	(1)
	42,500	(2)	—		(15,720	)(2)	—		36,552	(2)
W.K. Nelson	—		5,077	(1)	(410	)(1)	—		4,667	(1)
R.S. Lowe	—		4,615	(1)	42	(1)	—		4,657	(1)
	—		—		(69,530	)(2)	1,701,043	(2)(3)	—	(2)

(1)

Amounts represent participation in the Nortel Networks Long-Term Investment Restoration Plan, which is a non-tax qualified plan. The Nortel Networks Long-Term Investment Plan is a tax qualified plan. The Long-Term Investment Restoration Plan is intended to provide employees with the portion of the company contribution, if any, which cannot be made under the Nortel Networks Long-Term Investment Plan because of the compensation limitations of Section 401(a)(17) of the Code. Nortel contributions to the Long-Term Investment Restoration Plan disclosed in the Nonqualified Deferred Compensation Table were made by Nortel as automatic contributions or, matching contributions, as applicable, with respect to Messrs. Carey, Bandrowczak, Nelson and Lowe’s contributions, to the Nortel Networks Long-Term Investment Plan and could not be made by Nortel under the Nortel Networks Long-Term Investment Plan because of the compensation limits of Section 401(a)(17) of the Code. These amounts are also reported in the Summary Compensation Table.

(2)	Amounts represent participation in the Nortel Networks U.S. Deferred Compensation Plan.
(3)

Amount represents a non-scheduled in-service withdrawal paid on November 24, 2008, upon Mr. Lowe’s request of October 26, 2008, for deferrals made prior to January 1, 2005 in accordance with the terms of the

Nortel Networks U.S. Deferred Compensation Plan. As this was a non-scheduled withdrawal there was a 10% penalty of $189,005 applied (penalty was applied to the balance at December 31, 2007 of $1,959,578 less $69,530).

Nortel Networks U.S. Deferred Compensation Plan

Eligibility to participate in the U.S. Deferred Compensation Plan (DCP) is limited to U.S.-based employees above a certain compensation threshold. The DCP is non-tax qualified plan. Participants are unsecured creditors of NNL and the employer with respect to the payments of plan benefits. The threshold is $180,000, which is comprised of base salary plus a percentage of annual bonus. Participants may defer up to 80% of their base salary, 95% of Incentive Plan awards and up to 95% of commissions if they enroll during annual enrollment and up to 80% of base salary if they enroll during mid-year enrollment. The minimum annual deferral is $5,000.

Participants may allocate their deferrals among a variety of different investment crediting options, which are deemed investments in funds in which the participant has no ownership interest. The funds are only used to measure the gains or losses that will be attributed to the participant’s deferral account over time. Investment allocation changes can be made as often as monthly, while employed, after termination, retirement or long-term disability.

Investment returns are calculated based on the returns on the funds selected. The funds are designated by a committee composed of individuals appointed by the Board to administer such employee benefit plans, including the CHRC or such other persons or committees of persons who may be designated by the CHRC to carry out responsibilities under the plan, including the administrative committee of the DCP.

To help meet its obligations under the DCP, Nortel purchased two life insurance products from Nationwide Life Insurance Company (Nationwide). The selected funds are wrapped within the life insurance products provided by Nationwide. Nationwide selects the funds that go into each product. Nortel has selected two of these products for the DCP—Nationwide Best of America Corporate Variable Universal Life and Nationwide Best of America Future Corporate Variable Universal Life. Nationwide reviews the fund offerings and manager on a regular basis and makes changes or adds funds within each product to continue to offer the most competitive investment options for its clients. Nortel decided to include all of the investment options offered within each product to participants for notional investment under the DCP. There is an annual review of the funds in the DCP.

Messrs. Bandrowczak and Lowe participated in the DCP. In 2008, Mr. Bandrowczak allocated his account to five of the 104 investment funds offered. The 2008 average rate of return applicable to the five funds was (45.44)%. Mr. Lowe allocated his account to nine of the 104 investment funds offered. The 2008 average rate of return applicable to the nine funds was (20.63)%.

Prior to the beginning of each year, participants in the DCP make an election to receive that year’s deferral balance (i) in a future year while the participant is still employed as a scheduled in-service withdrawal or (ii) after the participant’s employment ends as a termination payment. Distributions are made in a lump sum or, if available to the participant and elected, in installments of five, ten, or 15 years, the participant must meet certain eligibility requirements based on age, service and size of account balance. Deferrals under the DCP have been suspended for 2009. As a result of the Creditor Protection Proceedings, no distributions are being made under the DCP.

Nortel Networks Long-Term Investment Restoration Plan

The Nortel Networks Long-Term Investment Restoration Plan (LTI Restoration Plan) is intended to provide employees with the portion of the matching contribution, if any, which cannot be made under the Nortel Networks Long-Term Investment Plan (Investment Plan) because of the compensation limitations of Section 401(a)(17) of the Code. The LTI Restoration Plan is an unfunded and non-tax qualified pension plan.

Under the terms of the LTI Restoration Plan, an “eligible employee” means an employee of NNI or its affiliates who is considered an eligible employee under the Investment Plan and has elected to participate in the Investment Plan. An eligible employee shall become an active participant of the LTI Restoration Plan if such employee’s eligible compensation is not fully recognized under the Investment Plan because of the compensation limitations imposed by Section 401(a)(17) of the Code and the employee has made employee contributions to the Investment Plan during the applicable plan year.

Eligible compensation under the LTI Restoration Plan is the annual compensation of a participant that would otherwise be recognized under the Investment Plan for contribution purposes but without regard to the limit on compensation under Section 401(a)(17) of the Code, which was a $230,000 limit in 2008. The eligible compensation under the LTI Restoration Plan includes base pay, overtime pay, sales commissions, merit cash, promotion cash, career development cash, skill block awards, lead pay, shift differential and specific bonuses listed in the plan document.

For each plan year in which an eligible employee makes an employee contribution, Nortel will contribute a Matching Contribution to his or her account equal to the excess of (a) 100% of such active participant’s employee contribution up to a maximum of 3% of an active participant’s eligible compensation, over (b) the maximum matching company contribution made on his or her behalf under the Investment Plan for the applicable plan year. Beginning in 2008, an Automatic Company contribution of 2% of an active participant’s eligible compensation is also made to an eligible employee’s account. The Automatic Contribution and the Matching Contributions are added to an employee’s account at or about the time such contributions are made to the Investment Plan.

All accounts under the LTI Restoration Plan are credited with notional investment earnings in amounts and at times as determined by the plan administrator based on the actual returns of the funds. The notional investment funds available under the LTI Restoration Plan mirror the 16 funds offered by the Investment Plan. Messrs. Carey, Bandrowczak, Nelson and Lowe currently participate in the LTI Restoration Plan. In 2008, Mr. Carey allocated his account to 3 of the 16 investment funds offered. The 2008 average rate of return applicable to the 3 funds was (34.53)%. Mr. Bandrowczak allocated his account to 3 of the 16 investment funds offered. The 2008 average rate of return applicable to the funds was (26.13)%. Mr. Nelson allocated his account to 1 of the 16 investment funds offered. The 2008 average rate of return applicable to the fund was (26.60)%. Mr. Lowe allocated his account to 1 of the 16 investment funds offered. The 2008 average rate of return applicable to the fund was 4.30%.

The payment option for the LTI Restoration Plan is a lump sum payment. Participants are required to take a lump sum distribution at six months after termination. A lump sum is paid out immediately to the designated beneficiary upon death of participant.

Potential Payments upon Termination or Change in Control

CIC Plan

The CIC Plan was adopted to reinforce and encourage the continued attention and commitment of specified executives to their respective duties without distraction in the face of the potentially disturbing circumstances arising from the possibility of a change in control. Nortel continues to evaluate its obligations under the CIC Plan in the context of the Creditor Protection Proceedings and as a result, Nortel’s current expectations regarding such obligations in 2009 and beyond are uncertain at this time and are subject to change.

Change in Control

For purposes of the CIC Plan, a change in control is deemed to occur if:

•

any person or group acquires beneficial ownership of securities of NNC representing more than 20% of the outstanding securities entitled to vote in the election of directors of NNC, other than in connection with a “permitted business combination” (as defined in the CIC Plan);

•

NNC participates in a business combination, including, among other things, a merger, amalgamation, reorganization, sale of all or substantially all of its assets, or plan of arrangement, unless: (i) the business combination only involved NNC, and one and more affiliated entities; or (ii) following the completion of all steps involved in the transaction or transactions pursuant to which the business combination is effected, NNC’s common shareholders beneficially owned, directly or indirectly, more than 50% of the then-outstanding voting shares of the entity resulting from the business combination (or of the person that ultimately controls such entity, whether directly or indirectly) and at least a majority of the members of the Board of Directors of the entity resulting from the business combination (or the person that ultimately controls such entity, whether directly or indirectly) were members of the Board of Directors of NNC when the business combination was approved or the initial agreement in connection with the business combination was executed;

•

the persons who are directors of NNC on the effective date of the CIC Plan (or the incumbent directors) cease (for reasons other than death or disability) to constitute at least a majority of NNC’s Board of Directors; provided, that any person who is not a director on the effective date of the CIC Plan is deemed to be an incumbent director if such person is elected or appointed to NNC’s Board of Directors by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualify as incumbent directors, unless such election, appointment, recommendation or approval was the result of any actual or publicly threatened proxy contest for the election of directors; or

•

any other event occurs which NNC’s Board of Directors determines in good faith could reasonably be expected to give rise to a change in control, resulting from situations such as: (i) any person acquiring a significant interest in NNC; or (ii) the election of a person to the Nortel Board in circumstances in which management has not solicited proxies in respect of such decision.

Termination Due to Change in Control

The CIC Plan provides that if Nortel terminates a participant’s employment without cause within a period commencing 30 days prior to the date of a change in control of NNC and ending 24 months after the date of a change in control of NNC, or the participant resigns for good reason (including, among other things, a reduction in overall compensation, geographic relocation or reduction in responsibility, in each case without the consent of the participant) within 24 months following the date of a change in control of NNC, the participant will be entitled to certain payments and benefits, including:

•

the payment of an amount equal to three times (in the case of the chief executive officer), two times (in the case of tier 1 executives) and one and a half times (in the case of tier 2 executives) of the participant’s annual base salary;

•

the payment of an amount equal to 300% (in the case of the chief executive officer), 200% (in the case of tier 1 executives) and 100% (in the case of tier 2 executives) of the participant’s target annual incentive bonus; and

•	subject to the provisions of any stock incentive plan that are contrary to the CIC Plan and which cannot be waived or amended by NNC:

•

accelerated vesting of all unvested stock options held immediately prior to the termination date for both the chief executive officer and tier 1 and tier 2 executives in accordance with the applicable stock incentive plan, provided that no award under the 2005 SIP become vested earlier than the first anniversary date of the effective date of such award;

•

continued ability to exercise vested stock options during the period ending on the third year anniversary of the termination date for the chief executive officer, during the period ending on the two year anniversary of the termination date for tier 1 executives, and during the period ending on the eighteen month anniversary of the termination date for tier 2 executives; and

•

all unvested RSUs, PSUs or other stock based incentive awards that are outstanding immediately prior to the termination date, other than stock options, (i) granted on or after June 1, 2007 deemed to have vested on a pro rata basis as of the termination date and (ii) granted prior to June 1, 2007 deemed to have fully vested at 100% of unvested target amount as of the termination date; provided that payment in settlement of any such RSUs, PSUs or other stock based incentive awards shall be in cash, shares or a combination thereof in accordance with the applicable settlement provisions of the CIC Plan, the applicable stock incentive plan and/or the instrument of award for the particular award.

Additionally, participants under the CIC Plan also will be entitled to the following in the event of termination due to change in control:

•	outplacement counseling services of a firm chosen from time to time by the participant, for a period not to exceed 18 months after the payment date;

•

maintenance of coverage for the maximum extended reporting period available under any directors’ and officers’ liability insurance that is in place on the termination date, in the event that such policy is cancelled or not renewed;

•

during the period ending on the three year anniversary of the termination date for the chief executive officer, and the two year anniversary of the termination date for tier 1 executives, and the eighteen month anniversary of the termination date for tier 2 executives, continued coverage under each of the Nortel life insurance, medical, dental, health and disability plans or arrangements in which the specified executive was entitled to participate immediately prior to the earlier of the termination date or the change in control date at a cost to the executive no greater than the actual amount that the executive paid or would have paid for such coverage immediately prior to the earlier of the termination date or the change in control date and otherwise in accordance with the terms of such plans and arrangements as in effect immediately prior to the earlier of the termination date or the change in control date, provided that certain conditions are satisfied; and

•

if a specified executive participates in any deferred compensation, pension or supplementary retirement plans offered by Nortel, then upon such specified executive’s termination due to change in control, and except as otherwise specifically provided in the CIC Plan, such executive shall be entitled to payments under such plans in accordance with the terms of each such plan.

Potential Payments under the CIC Plan

If a change in control had occurred on December 31, 2008 and the employment of the named executive officer terminated as a result, the following payments to the named executive officers would have been required under the CIC Plan. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated. Any future termination of a named executive officer during the Creditor Protection Proceedings will be dealt with in the course of those proceedings.

Name	Tier	Salary ($)(1)	Bonus ($)(2)	Stock Options ($)(3)(4)	RSUs ($)(4)(5)	PSUs ($)(4)(6)	Health Benefits Coverage ($)(7)	Other ($)(8)	Total ($)
M.S. Zafirovski(9)	CEO	3,861,278	5,791,916	—	23,556	64,220	75,000	20,000	9,835,970
P.S. Binning(9)	1	1,286,979	1,286,979	—	542	—	50,000	20,000	2,644,500
D.J. Carey	1	1,100,000	1,100,000	—	10,183	11,050	50,000	20,000	2,291,233
S.J. Bandrowczak	2	637,500	340,000	—	825	2,045	37,500	20,000	1,037,870
R.S. Lowe	1	1,000,000	1,000,000	—	4,845	9,542	50,000	20,000	2,084,387

(1)

Salary payout is equivalent to three times annual salary for Mr. Zafirovski as President and Chief Executive Officer, two times annual salary for the named executive officers identified as tier 1 executives and one and a half times annual salary for Mr. Bandrowczak as a tier 2 executive. Mr. Zafirovski’s annual salary of CAD$1,366,120 and Mr. Binning’s annual salary of CAD$683,000 have been converted to U.S. Dollars using the 2008 average exchange rate of US$1.00 = CAD$1.0614.

(2)

Bonus payout is equivalent to 300% of the annual bonus that Mr. Zafirovski would have been entitled to as Chief Executive Officer and to 200% of the annual bonus that each of the named executive officers identified as tier 1 executives would have been entitled to and 100% of the annual bonus Mr. Bandrowczak would have been entitled to as a tier 2 executive. Bonus entitlement for Mr. Zafirovski and Mr. Binning have been converted to U.S. Dollars using the 2008 average exchange rate of US$1.00 = CAD$1.0614.

(3)

Calculated as the intrinsic value per option, multiplied by the number of options that become immediately vested upon change in control. The intrinsic value per option is calculated as the excess of the closing market price on NYSE on December 31, 2008 of $0.26 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purpose of this calculation.

(4)	The following number of options, RSUs and PSUs would have immediately vested upon change of control, excluding all options, RSUs and PSUs granted less than one year prior to December 31, 2008:

Name	Number of Options (#)	Number of RSUs (#)	Number of PSUs (#)
M.S. Zafirovski	485,500	90,600	247,000
P.S. Binning	—	2,086	—
D.J. Carey	50,000	39,167	42,500
S.J. Bandrowczak	—	3,173	7,867
R.S. Lowe	60,050	18,634	36,700

(5)

Calculated as the intrinsic value per restricted stock unit, multiplied by the number of RSUs that become immediately vested. The intrinsic value per restricted stock unit is determined based on the closing market price on NYSE on December 31, 2008 of $0.26.

(6)

Calculated as the intrinsic value per performance stock unit, multiplied by the number of PSUs that become immediately vested. The intrinsic value per performance stock unit is determined based on the closing market price on NYSE on December 31, 2008 of $0.26.

(7)

Based on an estimated annual cost of $25,000. Mr. Zafirovski’s payout is based on three year coverage as provided for the chief executive officer under the CIC Plan. Payout for the named executive officers identified as tier 1 executives is based on two year coverage as defined under tier 1 executives under the CIC Plan and payout for Mr. Bandrowczak is based on 18 months coverage as defined under tier 2 executives under the CIC Plan.

(8)	Other coverage includes outplacement counseling estimated at a cost of $20,000 per named executive officer.
(9)

Payment to Mr. Zafirovski under his employment agreement would make him ineligible for these payments and benefits under the CIC Plan. Payment to Messrs. Binning and Carey of these CIC Plan benefits would make them ineligible for the payments and benefits under their respective employment agreements.

Employment Agreements

In addition to the CIC Plan, Nortel has agreed to termination provisions with respect to Messrs. Zafirovski, Binning and Carey. These provisions were necessary in recruiting these individuals to Nortel in their respective roles. Additional details of the employment agreements of Messrs. Zafirovski, Binning and Carey are described under “Material Terms of Employment Agreements and Arrangements with Named Executive Officers” above. Any future termination of a named executive officer during the Creditor Protection Proceedings will be dealt with in the course of those proceedings.

Mr. Zafirovski

Mr. Zafirovski’s employment agreement provides that in the event Nortel initiates his separation of employment as President and Chief Executive Officer or if Mr. Zafirovski initiates his separation of employment because his responsibilities or authority have been involuntarily changed and are not substantially equivalent to his current role, or because his total compensation is involuntarily changed in a manner that is materially inconsistent with other key executive officers, he will be provided in lieu of any other payment or benefit with the following:

•	the equivalent of two years’ base salary paid bi-weekly;

•	the equivalent of two years’ Incentive Plan payment at target to be paid in a lump sum; and

•

the opportunity to continue health, life insurance and AD&D benefits coverage in which he is then enrolled for two years following employment termination at active employee rates and the continued vesting of outstanding stock options or RSUs during the salary continuance period, other than the new hire stock options and RSUs, which immediately vest on the date of separation.

In addition, in the event any Incentive Plan payment is made to key employees of Nortel in the year of such separation, Mr. Zafirovski is entitled to a pro-rata Incentive Plan payment at target. The foregoing payments and benefits will not be provided to Mr. Zafirovski if his separation of employment arises out of termination for cause, as that term is defined in the CIC Plan. All payments and benefits are conditional on Mr. Zafirovski’s execution of a separation agreement. If payments are made to Mr. Zafirovski under this provision of his employment agreement, he will be ineligible for the payments and benefits under the CIC Plan as described above.

Mr. Binning

Mr. Binning’s employment agreement provides that in the event Nortel initiates his separation of employment or he initiates his separation of employment for Good Reason (as defined in the CIC Plan) he will be provided in lieu of any other payment or benefit with the following:

•	the equivalent of no less than 18 months’ base salary paid bi-weekly; and

•	the opportunity to continue health, life insurance and AD&D benefits coverage in which he is enrolled for 18 months following employment termination and active employee rates.

All of the new hire RSUs granted to Mr. Binning will continue to vest for 18 months following employment termination and, immediately prior to the end of this severance period, all of the unvested new hire RSUs will immediately vest. The foregoing payments and benefits will not be provided to Mr. Binning if his separation of employment is for Cause (as defined in the CIC Plan). All payments and benefits are conditional on Mr. Binning’s execution of a separation agreement. If payments are made to Mr. Binning under the CIC Plan as described above, he will be ineligible for the payments and benefits under this provision of his employment agreement.

Mr. Carey

Mr. Carey’s employment agreement provides that if Nortel initiates Mr. Carey’s separation of employment or if he initiates his separation of employment because his responsibilities or authority are involuntarily changed or not substantially equivalent to his current role, Mr. Carey will be provided in lieu of any other payment or benefit with the following:

•	the equivalent of 24 months’ base salary paid bi-weekly; and

•	the opportunity to continue health, life insurance and AD&D benefits coverage in which he is enrolled for 24 months following employment termination at active employee rates.

The foregoing payments and benefits will not be provided to Mr. Carey if his separation of employment arises out of conduct and/or inaction by Mr. Carey that are not in the best interest of Nortel. All payments and benefits are conditional on Mr. Carey’s execution of a separation agreement. If payments are made to Mr. Carey under the CIC Plan as described above, he will be ineligible for the payments and benefits under this provision of his employment agreement.

Potential Payments under Employment Agreements

If involuntary termination of employment had occurred on December 31, 2008, the following payments would have been required under the respective employment agreements. Any future termination of a named executive officer during the Creditor Protection Proceedings will be dealt with in the course of those proceedings. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

Name	Salary Continuance Period (# of Months)	Base Salary ($)		Bonus ($)		Stock Options ($)(1)	RSUs ($)(2)	Health Benefits Coverage ($)(3)	Total ($)
M.S. Zafirovski	24	2,574,185	(4)	3,861,278	(5)	—	23,556	50,000	6,509,019
P.S. Binning	18	965,235	(4)	—		—	22,039	37,500	1,024,774
D.J. Carey	24	1,100,000		—		—	15,149	50,000	1,165,149

(1)

The dollar value of stock options is calculated as the intrinsic value per stock option multiplied by the number of stock options that become vested. For stock options that would become immediately vested on termination, the intrinsic value per stock option is determined based on the closing market price on NYSE on December 31, 2008 of $0.26. For stock options that would continue to vest during the applicable salary continuance period, the intrinsic value per stock option is estimated based on the closing market price on NYSE on December 31, 2008 of $0.26. See “Potential Payments under Equity Compensation Plans” below. The following number of stock options would have vested if involuntary termination had occurred on December 31, 2008:

Name	Immediately Vest on Termination (#)	Vest During Applicable Salary Continuance Period (#)
M.S. Zafirovski	200,000	514,250
P.S. Binning	—	59,950
D.J. Carey	—	94,850

(2)

The dollar value of RSUs is calculated as the intrinsic value per stock option multiplied by the number of RSUs that become vested. For RSUs that would become immediately vested on termination, the intrinsic value per restricted stock unit is determined based on the closing market price on NYSE on December 31, 2008 of $0.26. For RSUs that would continue to vest during the applicable salary continuance period, the intrinsic value per restricted stock unit is estimated based on the closing market price on NYSE on December 31, 2008 of $0.26. See “Potential Payments under Equity Compensation Plans” below. The following number of RSUs would have vested if involuntary termination had occurred on December 31, 2008:

Name	Immediately Vest on Termination (#)	Vest During Applicable Salary Continuance Period (#)
M.S. Zafirovski	90,600	—
P.S. Binning	—	84,766
D.J. Carey	—	58,267

(3)	Based on an estimated annual cost of $25,000.
(4)	Mr. Zafirovski’s annual salary of CAD$1,366,120 and Mr. Binning’s annual salary of CAD$683,000 have been converted to U.S. Dollars using the 2008 average exchange rate of US$1.00 = CAD$1.0614.
(5)	Mr. Zafirovski’s bonus entitlement has been converted to U.S. Dollars using the 2008 average exchange rate of

US$1.00 = CAD$1.0614.

Potential Payments under Equity Compensation Plans

For a description of the treatment of outstanding stock options, RSUs and PSUs if a named executive officer had been terminated prior to the receipt of the equity termination order, see the Equity-Based Compensation Plans section below.

Director Compensation for Fiscal Year 2008

The following table sets forth information regarding the compensation of each non-employee director of NNC and NNL for the fiscal year ended December 31, 2008. Mr. Zafirovski, as our President and Chief Executive Officer, does not receive any compensation as a director of NNC or NNL. For information regarding the compensation of Mr. Zafirovski, see “Summary Compensation Table for Fiscal Year 2008” above.

Name	Fees Earned or Paid in Cash ($)(1)(2)(3)		Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)(4)		Total($)
J.H. Bennett	200,000		—	—	—	—	273	(5)	200,273

Dr. M. Bischoff	212,500		—	—	—	—	830	(6)	213,330

The Hon. J.B. Hunt, Jr.	215,000		—	—	—	—	1,151	(6)	216,151

Dr. K.M. Johnson	200,000		—	—	—	—	1,151	(6)	201,151

J.A. MacNaughton	235,000		—	—	—	—	273	(5)	235,735

The Hon. J.P. Manley	215,000		—	—	—	—	273	(5)	215,273

R.D. McCormick	227,500		—	—	—	—	1,151	(6)	228,651

C. Mongeau	200,000		—	—	—	—	273	(5)	200,273

H.J. Pearce	562,500		—	—	—	—	1,151	(6)	563,651

J.D. Watson(7)	164,674	(7)	—	—	—	—	273	(5)	164,974

(1)

Each non-employee director of NNC and NNL had the right to elect to receive all or a portion of compensation for services rendered as a member of the Nortel Boards, any Committees thereof, and as Board or Committee chair, in the form of share units, in cash or in a combination of share units and cash, under the DSC Plans. For a summary of the applicable director fees, see “Director Compensation Schedule” below. The directors made the following elections for 2008:

Director	Election – Board, Committee and Chair Fees	Election – Long-Term Incentive Fees
J.H. Bennett	100% share units	100% share units
Dr. M. Bischoff	100% share units	100% share units
The Hon. J.B. Hunt, Jr.	100% share units	100% share units
Dr. K.M. Johnson	50% share units, 50% cash	100% share units
J.A. MacNaughton	100% share units	100% share units
The Hon. J.P. Manley	100% cash	100% share units
R.D. McCormick	100% share units	100% share units
C. Mongeau	100% share units	100% share units

H.J. Pearce	50% share units, 50% cash 100% cash – Board chair fees	100% share units
J.D. Watson	100% share units	100% share units

As part of the relief sought in the CCAA Proceedings, Nortel requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding any outstanding elections, during the period in which the directors continue as directors in the CCAA Proceedings. Without this relief, the directors would essentially be providing services going forward for no compensation. On the Petition Date, the Canadian Court in the CCAA Proceedings granted an order providing that Nortel’s directors are entitled to receive remuneration in cash on a current basis at current compensation levels less an overall $25,000 reduction notwithstanding the terms of, or elections made under, the DSC Plans.

(2)

Share units were credited on a quarterly basis, and the number of share units received was equal to the amount of fees expressed in U.S. Dollars, converted to Canadian Dollars, divided by the market value expressed in Canadian Dollars (as determined in accordance with the DSC Plans) of NNC common shares on the last trading day of each quarter. Generally, share units are settled through open market purchases (net of taxes) on the fourth trading day following the release of Nortel’s financial results after the director ceases to be a member of the applicable Board, and each share unit entitles the holder to receive one NNC common share. Nortel pays all administrative fees, including applicable brokers’ commissions, under the terms of the DSC Plans. Share units for the fiscal year ended December 31, 2008 were credited based on the following exchange rates and prices:

2008 Fiscal Quarter	Last Trading Day of Quarter	Bank of Canada Noon Rate of Exchange	Average of High and Low Prices for a Board Lot of NNC Common Shares on NYSE (expressed in CAD$)
First quarter	March 31, 2008	US$1.00 = $1.0279	6.88
Second quarter	June 30, 2008	US$1.00 = $1.0186	8.50
Third quarter	September 30 2008	US$1.00 = $1.0599	2.50
Fourth quarter	December 31, 2008	US$1.00 = $1.2246	0.34

(3)

The following table sets forth the number of share units (rounded down to the nearest whole number) received under the DSC Plans by each director during the fiscal year ended December 31, 2008, the total number of share units (rounded down to the nearest whole number) held under the DSC Plans as of the Petition Date and the total market value based on the closing market price of NNC common shares of $0.11 on the NYSE on the Petition Date.

Director	Share Units Received in 2008		Total Number of Share Units Held as of January 14, 2009
	Number (#)	Market Value ($)	Number (#)	Market Value ($)
J.H. Bennett	214,748	23,622	230,763	25,384
Dr. M. Bischoff	228,169	25,099	214,696	23,617
The Hon. J.B. Hunt, Jr.	230,854	25,394	247,650	27,242
Dr. K.M. Johnson	174,482	19,193	180,217	19,824
J.A. MacNaughton	252,329	27,756	270,866	29,795
The Hon. J.P. Manley	134,217	14,764	151,834	16,702
R.D. McCormick	244,276	26,870	262,919	28,921
C. Mongeau	214,748	23,622	225,557	24,811
H.J. Pearce	175,825	19,341	188,637	20,750

(4)	All other compensation paid in Canadian Dollars has been converted using the average of the exchange rates in effect during 2008 equal to US$1.00 = CAD$1.0614.

(5)

Represents amounts paid by Nortel for (i) life insurance premiums and (ii) taxes with respect to the life insurance premiums. As of May 7, 2008, Nortel no longer maintains life insurance for active non-employee directors.

(6)

Represents amounts paid by Nortel for (i) life insurance premiums and (ii) taxes with respect to the life insurance premiums and non-resident tax return preparation services. As of May 7, 2008, Nortel no longer maintains life insurance for active non-employee directors.

(7)

Mr. Watson resigned from the Nortel Boards effective October 27, 2008. As of the October 27, 2008 date of his resignation, Mr. Watson had received 47,308 share units under the Plans rounded down to the nearest whole number during 2008. 58,118 total number of share units held by Mr. Watson under the Plans as of the October 27, 2008 date of his resignation were settled by delivery of NNC common shares on November 18, 2008 pursuant to the terms of the DSC Plans.

Director Compensation Schedule

The compensation of directors is considered on a combined basis in light of the overall governance structure of NNC and NNL. Director compensation is set solely on an annual fee basis (paid quarterly in arrears) and additional fees are not paid for Board or Committee meeting attendance. During 2008, directors of NNC and NNL, other than Mr. Zafirovski, were entitled to receive the following annual fees:

Annual NNL Board retainer	$50,000
Annual Committee membership retainer for serving on:
Nominating and Governance Committee of NNC	$12,500
Audit Committee of NNC	$6,250	$12,500
Audit Committee of NNL	$6,250
Compensation and Human Resources Committee of NNC and NNL	$12,500
Pension Fund Policy Committee of NNL	$12,500
Litigation Committee of NNC	$12,500
Annual fee for the non-executive Chair of the Board of NNC	$180,000	$360,000
Annual fee for the non-executive Chair of the Board of NNL	$180,000
Annual retainer for chairing the:
Nominating and Governance Committee of NNC	$15,000
Audit Committee of NNC	$17,500	$35,000
Audit Committee of NNL	$17,500
Compensation and Human Resources Committee of NNC and NNL	$15,000
Pension Fund Policy Committee of NNL	$15,000
Litigation Committee of NNC	$15,000
Annual NNL long-term incentive fee	$125,000

On the Petition Date, upon the request of the Nortel Boards, the court in the CCAA Proceedings granted an order reducing overall director compensation by $25,000. As a result, the annual NNL Board retainer of $50,000 and the annual NNL long-term incentive fee of $125,000 has been converted to an annual cash retainer of $150,000 (paid on a quarterly basis in arrears). In recognition of the Creditor Protection Proceedings and the continued focus on cost reduction, Mr. Pearce, Chair of the Nortel Boards, and Mr. MacNaughton, Chair of the Audit Committees, voluntarily decreased the amount of the Board chair and Audit Committee chair fees, respectively. The Audit Committee chair fee is now the same as other Committee chair fees. Effective the Petition Date, the annual fee for the non-executive chair of the Boards of Directors of NNC and NNL was reduced from an aggregate of $360,000 to $150,000 and the annual retainer for chairing the Audit Committees of NNC and NNL was reduced from an aggregate of $35,000 to $15,000. In addition, Mr. Pearce voluntarily waived his retainer for chairing the Litigation Committee of NNC of $15,000 and his Litigation Committee of NNC membership fee of $12,500. All of the above reduced director compensation will result in a reduction to Mr. Pearce’s fees from $562,500 to $300,000.

Directors entitled to the above remuneration are also reimbursed for reasonable travel and living expenses properly incurred by them in attending any meetings of the Nortel boards or their committees or for performing services as directors. In addition, as of December 2007, Nortel provides tax preparation services for non-resident non-employee directors.

Until May 7, 2008 Nortel maintained, at its cost, life insurance for active directors, who were not salaried employees of NNC or NNL. Such insurance coverage was for CAD$100,000. Nortel no longer maintains the life insurance benefit for active directors. Directors are not eligible for retirement compensation or life insurance following retirement.

Share Ownership Guidelines

Effective January 1, 2004, the Boards of Directors of NNC and NNL amended share ownership guidelines to require each non-employee director (other than the chair) to own, directly or indirectly, NNC common shares having a fair market value of at least $300,000 within five years from the earlier of the date the director was first elected or appointed to the Nortel Boards. The chair of the Nortel Boards is required to own, directly or indirectly, NNC common shares having a fair market value of at least $1,600,000 within five years from the earlier of the date he or she was first appointed as chair of the Nortel Boards. Directors are expected to continue to comply with these share ownership guidelines during the balance of their tenures as directors. Each of the current non-employee directors of NNC and NNL have been a director for less than the five year threshold under the share ownership guidelines. Share units credited under the DSC Plans are included in the calculation of the number of NNC common shares owned by a director for this purpose. Given the Creditor Protection Proceedings, the decreased value of NNC common shares and the payment of director fees in cash rather than share units, on February 20, 2009, the Nominating and Governance Committee acknowledged the current inability of the directors to meet the share ownership guidelines and determined to revisit the guidelines as appropriate at a later date.

Indemnification

Pursuant to indemnification agreements entered into between NNC, NNL and each non-employee director, Nortel has agreed to indemnify and reimburse each director for all injury, liability, loss, damage, charge, cost, expense, fine or settlement amount reasonably incurred by such director, including reasonable legal and other professional fees:

•

in connection with a claim, action, suit, application, litigation, charge, complaint, prosecution, assessment, reassessment, investigation, inquiry, hearing or other proceeding of any nature or kind whatsoever, whether civil, criminal, administrative or otherwise, made, asserted against or affecting such director or in which such director is required by law to participate or in which such director participates at the request of Nortel or in which such director chooses to participate, if it relates to, arises from, or is based on such individual’s service as a director or officer of Nortel or service as a director or officer of another entity at the request of Nortel; or

•	otherwise related to, arising from or based on such individual’s service as a director or officer of Nortel or service as a director or officer of another entity at the request of Nortel,

except if such indemnification or reimbursement would be prohibited by the CBCA or otherwise by law.

The initial order of the Canadian Court in the CCAA Proceedings ordered the Canadian Debtors to indemnify directors and officers for claims that may be made against them relating to failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations. The initial order also included a charge in an aggregate amount not exceeding CAD$90 million as security for such indemnification obligations.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Human Resources Committee of the Nortel Boards are Mr. Richard D. McCormick (Chair), who was appointed to the Committee effective January 18, 2005, Mrs. Jalynn H. Bennett and The Hon. John. P. Manley each of whom was appointed to the Committee effective June 29, 2005, Dr. Manfred Bischoff who was appointed to the Committee effective June 29, 2006 and Dr. Kristina M. Johnson who was appointed to the Committee effective November 30, 2006. No changes to the membership of the Compensation and Human Resources Committee occurred during 2008. No member of the Compensation and Human Resources Committee was an officer (within the meaning of applicable United States securities laws) or employee of Nortel or any of its subsidiaries at any time during 2008.

No executive officer of Nortel serves on the Board of Directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Nortel Boards.

Compensation Committee Report

The Compensation and Human Resources Committee of the Boards of Directors of NNC and NNL has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Regulation S-K Item 402(b). Based on such review and discussion, the Compensation and Human Resources Committee recommended to the Boards of Directors that the “Compensation Discussion and Analysis” be included in this Report.

This report has been submitted by Mrs. Jalynn H. Bennett, Dr. Manfred Bischoff, Dr. Kristina M. Johnson, The Hon. John P. Manley and Mr. Richard D. McCormick as members of the Compensation and Human Resources Committee of the Board of Directors of NNC and NNL.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity-Based Compensation Plans

The table below provides information as of December 31, 2008 under the 2005 SIP, the 2000 Plan and the 1986 Plan. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

Plan category	Number of NNC common shares issuable on exercise or settlement of outstanding options, RSUs and PSUs (a)	Weighted average exercise price of outstanding options ($)(1) (b)	Number of NNC common shares remaining available for issuance under equity compensation plans (excluding common shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders(2)	Options: 29,230,676 RSUs: 5,000,036 PSU-rTSRs: 1,553,350, PSU-Management OMs: 1,223,110	Options: $53.78	Options, RSUs and PSUs: 22,026,254(3)
Equity compensation plans not approved by shareholders(4)	Options : 366,931	Options: $331.56	—
Total	Options: 29,597,607 RSUs: 5,000,036 PSU-rTSRs: 1,553,350 PSU-Management OMs: 1,223,110	Options: $57.23	Options, RSUs and PSUs: 22,026,254(3)

(1)	Weighted average exercise price of options only. RSUs and PSUs did not have an exercise price.
(2)	Consists of the 2005 SIP, the 2000 Plan and the 1986 Plan.
(3)

Includes NNC common shares previously available for issuance under the 1986 Plan and 2000 Plan which became available for issuance under the 2005 SIP as of January 1, 2006. Of the 22,026,254 NNC common shares that were available for issuance under the 2005 SIP, only 14,115,989 remained available for issuance as RSUs and/or PSUs as of December 31, 2008.

(4)

Plans that were assumed by Nortel in merger, consolidation or other acquisition transactions and under which no subsequent grants may be made. NNC common shares are issued from treasury to satisfy such awards.

Nortel 2005 Stock Incentive Plan

The 2005 SIP was approved by the Board of Directors of NNC on April 27, 2005, and approved by shareholders of NNC at our combined 2004 and 2005 annual meeting. On January 1, 2006, in accordance with such approvals, the number of NNC common shares available for grants under the 2000 Plan and the 1986 Plan (Prior Plan Shares), and the number of NNC common shares subject to options outstanding under the 2000 Plan and the 1986 Plan, to the extent such options thereafter expire or terminate for any reason without the issuance of shares, were transferred to the 2005 SIP. No new awards were made under either the 2000 Plan or the 1986 Plan after December 31, 2005. At the annual meeting of Nortel’s shareholders held on May 7, 2008, the following amendments to the 2005 SIP were approved by NNC’s shareholders in accordance with the rules of the TSX and NYSE and the terms of the 2005 SIP: (i) an increase in the number of NNC common shares issuable under the 2005 SIP by 14 million from 12.2 million to 26.2 million; (ii) the addition of certain additional types of amendments to the 2005 SIP or awards under it requiring shareholder approval; and (iii) amendments to reflect current market practices with respect to blackout periods. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

The 2005 SIP was administered by the CHRC. The CHRC or its designee was authorized to select those key employees to receive awards and, consistent with the provisions of the 2005 SIP, the terms and conditions of such awards. Non-employee directors of the Nortel Boards were not eligible to participate in the 2005 SIP.

Material Features of the 2005 SIP

The following summary of the 2005 SIP is qualified in its entirety by the specific language of the 2005 SIP, a copy of which is available free of charge by writing to the Corporate Secretary.

Awards under the 2005 SIP

The 2005 SIP permitted grants of stock options, including incentive stock options, SARs, RSUs and/or PSUs.

Stock Options and SARs

The normal term for options and SARs was 10 years. The exercise price for each NNC common share subject to an option could not have been less than 100% of the “market value” of the shares on the effective date of the award of such option. The exercise price was stated and payable in Canadian Dollars for Canadian awards and in U.S. Dollars for U.S. awards. The CHRC was permitted to grant stand-alone SARs or SARs in tandem with options granted under the 2005 SIP. Upon the exercise of a vested SAR (and in the case of a tandem SAR, the related option), a participant was entitled to payment equal to the excess of the “market value” of an NNC common share on the date of exercise over the subscription or base price under the SAR.

If a 2005 SIP participant was terminated prior to the expiration of the normal term of an option or SAR, options and/or SARs then held by the participant would have been treated as follows, unless the CHRC determined otherwise.

•

Retirement. If a participant’s active employment was terminated due to his or her retirement (as defined in the 2005 SIP), the participant’s unvested options and/or SARs became vested as of the later of (i) the participant’s date of retirement or (ii) the first anniversary of the effective date of grant of such options and/or SARs. To the extent vested, the participant had three years following the date of retirement to exercise his or her options and/or SARs.

•

Death. If a participant’s active employment terminated due to his or her death, all of the participant’s unvested options and/or SARs became immediately vested and remained exercisable for two years following the date of the participant’s death.

•

Involuntary Termination other than for Cause. If a participant’s active employment was terminated other than for cause (as defined in the 2005 SIP) and the participant received severance benefits, including pay in lieu of notice, the participant’s unvested options and/or SARs continued to vest during a period generally corresponding to the period following the participant’s termination for which he or she received salary replacement payments. During such extended vesting period and for 90 days thereafter, the participant was permitted to exercise vested options and/or SARs. A participant whose active employment was terminated by Nortel other than for cause and who did not receive severance benefits had 90 days following termination to exercise vested options and/or SARs and his or her unvested options and/or SARs were cancelled.

•

Termination for Cause. If a participant’s active employment was terminated for cause (as defined in the 2005 SIP), any and all outstanding options, whether or not vested, were immediately forfeited and cancelled.

•

Resignation by a Participant. If a participant resigned from his or her employment, the participant’s unvested options and/or SARs were cancelled, and the participant had 90 days following his or her date of termination to exercise vested options and/or SARs.

Restricted Stock Units and Performance Stock Units

Each RSU or PSU granted under the 2005 SIP generally represented the right to receive one NNC common share. Vested units were generally settled upon vesting by delivery of a share for each vested unit or payment of a cash amount equal to the “market value” of a Nortel share at the time of settlement, as the CHRC determined, subject to the CHRC determining with respect to PSUs, the percentage, which could be greater or lesser than 100%, of the PSUs that became vested depending on the extent of satisfaction of the performance criteria.

If a 2005 SIP participant was terminated prior to the vesting of a RSU, RSUs then held by the participant were treated as follows, unless the CHRC determined otherwise.

•

Retirement. If a participant’s active employment was terminated due to his or her retirement (as defined in the 2005 SIP), a pro rata portion of the participant’s unvested RSUs vested and the remaining portion was forfeited and cancelled, provided, however, no portion of a RSU award could become vested earlier than the first anniversary of the effective date of the award.

•

Death. If a participant’s active employment was terminated due to his or her death, a pro rata portion of the participant’s unvested RSUs vested and the remaining portion was forfeited and cancelled, provided, however, no portion of a RSU award could become vested earlier than the first anniversary of the effective date of the award.

•

Involuntary Termination Other than for Cause. If a participant’s active employment was terminated other than for cause (as defined in the 2005 SIP) and the participant received severance benefits, including pay in lieu of notice, the participant’s unvested RSUs continued to vest during a period generally corresponding to the period following the participant’s termination for which he or she received salary replacement payments after which time any unvested RSUs were forfeited and cancelled. If after such severance period, the participant was eligible to retire under applicable laws, a pro rata portion of the then unvested RSUs vested and the remaining portion was forfeited and cancelled.

•	Termination for Cause. If a participant’s active employment was terminated for cause (as defined in the 2005 SIP), any and all outstanding RSUs were forfeited and cancelled.

•	Resignation by a Participant. If a participant resigned from his or her employment, the participant’s unvested RSUs were forfeited and cancelled.

If a 2005 SIP participant was terminated prior to the vesting of a PSU, PSUs then held by the participant were treated as follows, unless the CHRC determined otherwise.

•

Retirement. If a participant’s active employment was terminated due to his or her retirement (as defined in the 2005 SIP), a pro rata portion of the PSUs to be settled would have vested, subject to the CHRC determining the percentage, which could have been greater or lesser than 100%, of the PSUs that became vested depending on the extent of satisfaction of the performance criteria and provided the participant was a regular full-time employee of Nortel for at least twelve months from the effective date of award of the PSUs, and the remaining portion of such PSUs were forfeited and cancelled.

•

Death. If a participant’s active employment was terminated due to his or her death and the participant was a regular full-time employee of Nortel for at least twelve months from the effective date of award of the PSUs, a pro rata portion of the participant’s unvested PSUs immediately vested based on the target amount.

•

Termination (Involuntary or for Cause). If a participant’s active employment was terminated (including for cause (as defined in the 2005 SIP)), the participant’s unvested PSUs immediately forfeited and cancelled for no consideration 45 days after such date of termination.

•

Resignation by a Participant. If a participant resigned from his or her employment, the participant’s unvested PSUs were forfeited and cancelled for no consideration 45 days after such date of termination.

Notwithstanding the above, the 2005 SIP also provided that any payments made as a result of separation from service (as defined in Section 409A of the Code) to an individual who qualified as a specified employee as defined under Section 409A of the Code in the settlement of RSUs or PSUs could not be made before the date that was six months after the date of separation from service or, if earlier, the date of the individual’s death.

Vesting Conditions

Vesting of all or any portion of awards granted under the 2005 SIP could be conditioned upon the participant’s continued employment, passage of time, satisfaction of performance criteria or any combination thereof, as determined by the CHRC; provided that no portion of an award could become vested prior to the first anniversary of the date such award is granted (except in the event of a participant’s death) and vesting conditions based upon achievement of performance objectives must provide for a performance measurement period or periods. In addition (except in the event of a participant’s death or retirement, as determined by the CHRC) awards of time based RSUs could not become vested more rapidly than ratably over three years. The CHRC could have accelerated any condition to the vesting of all or any awards granted under the 2005 SIP or, except for performance conditions with respect to awards that were intended to qualify as performance-based compensation under Section 162(m) of the Code, could have waived any performance conditions to vesting, except that the CHRC could not accelerate vesting of any award as of any date before one year from the grant date of the award. In addition, the CHRC could not waive any performance conditions to vesting that would have resulted in the violation of Section 409A of the Code.

Performance Vesting Conditions for Certain Awards Intended to Qualify as Performance-Based Compensation under Section 162(m) of the Code

Awards granted under the 2005 SIP could have qualified as “performance-based compensation” under Section 162(m) of the Code in order to preserve federal income tax deductions by Nortel with respect to annual compensation required to be taken into account under Section 162(m) that is in excess of $1 million and paid to one of Nortel’s five most highly compensated executive officers, provided that determinations to grant options and other awards under the 2005 SIP had to be made by a committee consisting solely of two or more “outside directors” (as defined under Section 162 regulations). The 2005 SIP’s limit on the total number of shares that may be awarded to any one participant during any five year period also had to be satisfied. To the extent that an award was intended to qualify as “performance-based compensation” under Section 162(m), the performance criteria applicable to such award were based upon one or more of the following “qualifying performance criteria,” as determined by the CHRC:

•        Cash Flow

•        Earnings per share

•        Earnings before interest, taxes and/or amortization

•        Return on sales

•        Total shareholder return

•        Share price performance

•        Return on capital

•        Return on assets or net assets

•        Revenue

•        Income or net income

•        Operating income or net operating income

•        Operating profit or net operating profit

•        Operating margin or profit margin

•        Return on operating revenue

•        Return on invested capital

•        Market segment share

•        Product release schedules

•        New product innovation

•        Product cost reduction

•        Brand recognition/acceptance

•        Product ship targets

•        Customer satisfaction

The CHRC would have determined whether the applicable qualifying performance criteria were achieved. The CHRC could adjust any evaluation of performance under the qualifying performance criteria described above to exclude certain events that occur during a performance period, as set forth in the 2005 SIP.

Definition of Market Value

Under the 2005 SIP, “Market Value” was defined as the average of the high and low prices for a board lot of NNC common shares traded in Canadian Dollars on the TSX during the relevant day or, if the volume of NNC common shares traded on the NYSE during the relevant day in the U.S. exceeded the volume of NNC common shares traded on the TSX on such relevant day, the average of the high and low prices for a board lot of NNC common shares traded in U.S. Dollars on the NYSE during the relevant day. The market value so determined could have been in Canadian Dollars or in U.S. Dollars. As a result, the market value of a common share covered by a Canadian award was either (a) such market value as determined above, if in Canadian Dollars, or (b) such market value as determined above converted into Canadian Dollars at the noon rate of exchange of the Bank of Canada on the relevant day, if in U.S. Dollars. Similarly, the market value of a common share covered by a U.S. award was either (a) such market value as determined above, if in U.S. Dollars, or (b) such market value as determined above converted into U.S. Dollars at the noon rate of exchange of the Bank of Canada on the relevant day, if in Canadian Dollars. If on the relevant day there was not a board lot trade in the NNC common shares on each of the TSX and the NYSE or there was not a noon rate of exchange of the Bank of Canada, then the market value of an NNC common share covered by a Canadian award and the market value of an NNC common share covered by a U.S. award was determined as provided above on the first day immediately preceding the relevant day for which there were such board lot trades in the NNC common shares and a noon rate of exchange. The market value of an NNC common share was rounded up to the nearest whole cent.

Transferability

Awards granted under the 2005 SIP were not transferable other than by testamentary disposition or the laws of intestate succession. The CHRC, however, could permit the transfer of awards without payment of consideration to members of a participant’s immediate family or entities controlled by the participant or his or her immediate family members.

Participants in Jurisdictions Outside of Canada and the United States

To accommodate differences in local laws, customs and tax practices, awards granted to participants in countries other than Canada and the United States could have been subject to special terms and conditions, including any special supplement that may be added to the 2005 SIP, as the CHRC determined appropriate.

Amendments

The Board of Directors had the authority to terminate, amend or suspend the 2005 SIP at any time; provided that the prior approval of shareholders was required for any amendment that Nortel determined constituted a material amendment within the meaning of the applicable rules of the NYSE including any amendment that would have:

•	increased the maximum number of shares for which awards were granted under the 2005 SIP;

•	reduced the exercise price or base price at which options or SARs were granted;

•	reduced the exercise price or base price of outstanding options or SARs;

•	extended the term of the 2005 SIP or the maximum term of options or SARs granted under the 2005 SIP;

•	changed the class of persons eligible for grant of awards under the 2005 SIP;

•	increased any other limit with respect to the number of Nortel shares that could be granted with respect to any type of award, a single participant or any group of participants; or

•	reduced below one year the minimum period required as a condition to the vesting of any award (other than in the case of a participant’s death).

Adjustments

In the event of certain events affecting the capitalization of NNC, including a stock dividend, or certain other corporate transactions, the Board of Directors could have adjusted the number and kind of shares available for grant under the 2005 SIP or subject to outstanding awards and the exercise price or base price applicable under outstanding awards.

United States Federal Income Tax Consequences Relating to the 2005 SIP

The United States federal income tax consequences to Nortel and its employees of awards under the 2005 SIP are complex and subject to change. The following discussion is only a summary of the general rules and tax consequences applicable to the issuance of options under the 2005 SIP.

As noted above, options granted under the 2005 SIP could have either been incentive stock options or nonqualified stock options. Incentive stock options were options which are designated as such by Nortel and which meet certain requirements under Section 422 of the Code and its regulations. Any option that did not satisfy these requirements was treated as a nonqualified stock option.

Nonqualified Stock Options

Nonqualified stock options granted under the 2005 SIP did not qualify as “incentive stock options” and did not qualify for any special tax benefits to the participant. A participant generally did not recognize any taxable income at the time he or she was granted a nonqualified option. However, upon its exercise, the participant recognized ordinary income for federal tax purposes measured by the excess of the then fair market value of the shares over the exercise price. The income realized by the participant was subject to income and other employee withholding taxes.

The participant’s basis for determination of gain or loss upon the subsequent disposition of shares acquired upon the exercise of a nonqualified stock option was the amount paid for such shares plus any ordinary income recognized as a result of the exercise of such option. Upon disposition of any shares acquired pursuant to the exercise of a nonqualified stock option, the excess of the sale price over the participant’s basis in the shares was treated as a capital gain or loss and generally was characterized as long-term capital gain or loss if the shares have been held for more than one year at their disposition.

In general, there were no federal income tax deductions allowed to Nortel upon the grant or termination of a nonqualified stock option or a sale or disposition of the shares acquired upon the exercise of a nonqualified stock option. However, upon the exercise of a nonqualified stock option, Nortel was entitled to a deduction for federal income tax purposes equal to the amount of ordinary income that a participant is required to recognize as a result of the exercise, provided that the deduction is not otherwise disallowed under the Code.

Incentive Stock Options

If an option granted under the 2005 SIP was treated as an incentive stock option, the participant did not recognize any income upon either the grant or the exercise of the option, and Nortel was not be allowed a deduction for U.S. federal tax purposes at such times. Upon a sale of the shares, the tax treatment to the participant and Nortel depended primarily upon whether the participant met certain holding period requirements at the time he or she sold the shares. In addition, as discussed below, the exercise of an incentive stock option could have been subject to alternative minimum tax liability.

If a participant exercised an incentive stock option and did not dispose of the shares received within two years after the date such option was granted or within one year after the transfer of the shares to him or her upon exercise, any gain realized upon the disposition was characterized as long-term capital gain and, in such case, Nortel was be entitled to a federal tax deduction.

If the participant disposed of the shares either within two years after the date the option was granted or within one year after the transfer of the shares to him or her upon exercise, such disposition was treated as a disqualifying disposition and an amount equal to the lesser of (1) the fair market value of the shares on the date of exercise minus the exercise price, or (2) the amount realized on the disposition minus the exercise price, was taxed as ordinary income to the participant in the taxable year in which the disposition occurred. (However, in the case of gifts, sales to related parties, and certain other transactions, the full difference between the fair market value of the stock and the purchase price was treated as compensation income). The excess, if any, of the amount realized upon disposition over the fair market value at the time of the exercise of the option was treated as long-term capital gain if the shares were held for more than one year following the exercise of the option. In the event of a disqualifying disposition, Nortel could withhold income taxes from the participant’s compensation with respect to the ordinary income realized by the participant as a result of the disqualifying disposition.

The exercise of an incentive stock option could have subjected a participant to alternative minimum tax liability. The excess of the fair market value of the shares at the time an incentive stock option was exercised over the exercise price of the shares was included in income for purposes of the alternative minimum tax even though it is not included in taxable income for purposes of determining the regular tax liability of an employee. Consequently, a participant was obligated to pay alternative minimum tax in the year he or she exercised an incentive stock option.

In general, there were no federal income tax deductions allowed to Nortel upon the grant, exercise, or termination of an incentive stock option. However, in the event a participant sold or otherwise disposed of stock received on the exercise of an incentive stock option in a disqualifying disposition, Nortel was entitled to a deduction for federal income tax purposes in an amount equal to the ordinary income, if any, recognized by the participant upon disposition of the shares, provided that the deduction was not otherwise disallowed under the Code.

Other Possible Tax Consequences

Section 162(m). Section 162(m) of the Code denies a federal income tax deduction by Nortel with respect to any annual compensation in excess of $1 million paid to any of Nortel’s chief executive officer and three other most highly compensated executive officers (other than any person who served as chief financial officer during the year), as applicable. Options granted under the 2005 SIP could have qualified as “performance-based compensation” and so did not count against the $1 million limit. To so qualify, options had to be granted under the 2005 SIP by a committee consisting solely of two or more “outside directors” (as defined under Section 162(m) regulations), be granted with a per share exercise price equal to fair market value of a common share on the date of grant and satisfy the 2005 SIP’s limit on the total number of shares that could be awarded to any one participant during any five year period.

Section 409A. If granted with a per share exercise price equal to fair market value of a common share on the date of grant and containing no other deferral features, options granted under the 2005 SIP were not subject to Section 409A of the Code.

Section 280G. If the exercisability of an option was accelerated due to a change in control of NNC under certain circumstances, the participant may have incurred a 20% excise tax and NNC may have lost a deduction as a result of such acceleration pursuant to under Section 280G of the Code (the so-called “golden parachute” regulation).

Nortel Networks Corporation 2000 Stock Option Plan and 1986 Stock Option Plan

Prior to the adoption of the 2005 SIP, the 2000 Plan and the 1986 Plan were the only compensation plans under which equity securities of NNC were authorized for issuance from treasury. The 2005 SIP replaced the 2000 Plan and the 1986 Plan to the extent that no new awards were granted under these stock option plans. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated. The following summary of the certain terms of the 2000 Plan and the 1986 Plan is qualified in its entirety by the specific language of the 2000 Plan and the 1986 Plan, copies of which are available free of charge by writing to the Corporate Secretary.

Terms Relating to 1986 Plan (pre-May 15, 2000)

If a 1986 Plan participant whose options were granted on or prior to May 15, 2000 was terminated prior to the expiration of the normal term of an option, options then held by the participant were treated as follows, unless the CHRC determined otherwise.

•

Retirement. If a participant’s active employment was terminated due to his or her retirement (as defined in the 1986 Plan), the participant’s unvested options became vested on the later of (i) the date of the participant’s retirement or (ii) the first anniversary of the effective date of grant of such options. To the extent vested, the participant had 36 months following the date of retirement to exercise his or her options.

•

Death. If a participant’s active employment was terminated due to his or her death, all of the participant’s unvested options became immediately vested and remained exercisable for 24 months following the date of the participant’s death.

•

Involuntary Termination Other than for Cause. If a participant’s active employment was terminated other than for cause (as defined in the 1986 Plan) and the participant received severance benefits, including pay in lieu of notice, the participant’s unvested options continued to vest during a period generally corresponding to the period following the participant’s termination for which he or she received salary replacement payments. During such extended vesting period, the participant was permitted to exercise vested options. A participant whose active employment was terminated by Nortel other than for cause and who did not receive severance benefits had to exercise unvested options before his or her termination date or his or her unvested options were cancelled.

•	Termination for Cause. If a participant’s active employment was terminated for cause (as defined in the 1986 Plan), all outstanding options were immediately forfeited and cancelled.

•	Resignation by a Participant. If a participant resigned from his or her employment, the participant’s unvested options were cancelled.

Terms Relating to 1986 Plan (post May 15, 2000) and 2000 Plan

If a 2000 Plan participant or a 1986 Plan participant whose options were granted after May 15, 2000 was terminated prior to the expiration of the normal term of an option, options then held by the participant were treated as follows, unless the CHRC determined otherwise.

•

Retirement. If a participant’s active employment was terminated due to his or her retirement (as defined in the 1986 Plan and 2000 Plan, as applicable), the participant’s unvested options became vested on the later of (i) the date of the participant’s retirement or (ii) the first anniversary of the effective date of grant of such options. To the extent vested, the participant had 36 months following the date of retirement to exercise his or her options.

•

Death. If a participant’s active employment was terminated due to his or her death, all of the participant’s unvested options became immediately vested and remained exercisable for 24 months following the date of the participant’s death.

•

Involuntary Termination Other than for Cause. If a participant’s active employment was terminated other than for cause (as defined in the 1986 Plan and 2000 Plan, as applicable) and the participant received severance benefits, including pay in lieu of notice, the participant’s unvested options continued to vest during a period generally corresponding to the period following the participant’s termination for which he or she received salary replacement payments. During such extended vesting period and for 90 days thereafter, the participant was permitted to exercise vested options. A participant whose active employment was terminated by Nortel other than for cause and who did not receive severance benefits had 90 days following termination to exercise vested options and his or her unvested options were cancelled.

•	Termination for Cause. If a participant’s active employment was terminated for cause (as defined in the 1986 Plan and the 2000 Plan), all outstanding options were immediately forfeited and cancelled.

•

Resignation by a Participant. If a participant resigned from his or her employment, the participant’s unvested options were cancelled. Options vested on termination could be exercised during the 90 day period following termination.

Assumed Plans

As part of the acquisition of certain businesses between 1998 and 2000, Nortel assumed the stock option plans of several entities that it acquired. As a result, the exercise of stock options previously granted under these assumed plans were satisfied through the issuance of NNC common shares. No additional stock options were granted under these assumed plans. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

Security Ownership of Directors and Management

The following table shows the number of NNC common shares beneficially owned as of March 2, 2009 by each of Nortel’s directors and the individuals named as named executive officers in the Executive Compensation section above, as well as by the directors and executive officers as a group. No director or executive officer has pledged any of his or her NNC common shares as security.

A person is deemed to be a beneficial owner of a common share if that person has, or shares, the power to direct the vote or investment of that common share. Under applicable United States securities laws, a person is also deemed to be a beneficial owner of a common share if such person has the right to acquire the share within 60 days (whether or not, in the case of a stock option, the current market price of the underlying common share is below the stock option exercise price). More than one person may be deemed a beneficial owner of a common share and a person need not have an economic interest in a share to be deemed a beneficial owner. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated. As a result, the individuals named in the following table are not beneficial owners of any stock options or RSUs that would have become exercisable or would vest, respectively, within 60 days after March 2, 2009.

Share units, as referenced in the table below, represent share units issued under the DSC Plans. Each share unit represents the right to receive one NNC common share and is not considered beneficially owned under applicable United States securities laws. The DSC Plans are described under “Director Compensation for Fiscal Year 2008” under the Executive and Director Compensation section above.

Name of Beneficial Owner	Title of Class of Security	Amount and Nature of Beneficial Ownership (#)(1)
J.H. Bennett	NNC common shares	—
	Share units	230,763
Dr. M. Bischoff	NNC common shares	—
	Share units	241,696
The Hon. J.B. Hunt, Jr.	NNC common shares	—
	Share units	247,649
Dr. K.M. Johnson	NNC common shares	—
	Share units	180,217
J.A. MacNaughton	NNC common shares	10,000
	Share units	270,866
The Hon. J.P. Manley	NNC common shares	—
	Share units	151,834
R.D. McCormick	NNC common shares	10,000
	Share units	262,918
C. Mongeau	NNC common shares	—
	Share units	225,557
H.J. Pearce	NNC common shares	90,600
	Share units	188,637
M.S. Zafirovski	NNC common shares	253,476
P.S. Binning	NNC common shares	43,794
D.J. Carey	NNC common shares	31,196
S.J. Bandrowczak	NNC common shares	5,193
R.S. Lowe	NNC common shares	47,664
Directors and executive officers as a group (consisting of 24 persons, comprised of the current directors and current executive officers)	NNC common shares Share units	491,323 2,000,137	(2)

(1)

Except as set forth below, each person has sole investment and voting power with respect to the NNC common shares beneficially owned by such person. As of February 20, 2009, each director and named executive officer individually, and the directors and executive officers as a group, beneficially owned less than 1.0% of the outstanding NNC common shares.

(2)	Includes 270 NNC common shares as to which investment and voting power is shared with one or more other persons.

Voting Shares

On February 20, 2009, 497,840,534 NNC common shares were issued and outstanding. Each common share entitles its holder to one vote.

Based on public filings with the SEC, we are not aware of any person or company who, directly or indirectly, beneficially owns or has control or direction over more than 5% of NNC common shares except:

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Outstanding NNC Common Shares
Brandes Investment Partners, L.P.(1) 11988 EI Camino Real, Suite 500 San Diego, CA 92130	33,719,755	(1)	6.8	(1)
Dodge & Cox (2) 555 California Street, 40th Floor San Francisco, CA 94104	15,105,986	(2)	3.0	%(2)

(1)	The above information is based solely on the Schedule 13F filed with the SEC on February 12, 2009.

(2)

Dodge & Cox has sole voting power and sole dispositive power in respect of 15,105,986 NNC common shares. The above information is based solely on the Schedule 13G filed with the SEC on February 11, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Board Independence

Transactions with Related Persons

On January 19, 2007, the CHRC adopted a written policy regarding related party transactions and related procedures. The related party policy imposes a duty on directors and senior executives of Nortel to disclose any interests they have or their related parties have in certain interested transactions. The term “senior executives” as used in the related party policy means Board appointed officers. The compliance committee, comprised of members of management, will review all material facts of all interested transactions and approve or disapprove of the entry into such transactions (except transactions where related party is a director). The compliance committee will report quarterly to the Audit Committee and to the Nominating and Governance Committee on such approvals and disapprovals. Interested transactions involving directors will be reviewed by the Audit Committee. If the interested transaction could materially affect Nortel, the Audit Committee must review and approve the interested transaction. The related party policy contains standing approval for a list of certain transactions, which can be revised by the Audit Committee at any time. Violations of the related party policy can lead to disciplinary action up to and including termination of employment.

Board Independence

For a discussion of the independence of the members of the Nortel Boards and Committees, see “Independence of Directors” in the Corporate Governance section above.

ITEM 14.	Principal Accountant Fees and Services

KPMG LLP (KPMG) was appointed as the independent public accountants for NNC and NNL commencing with fiscal year 2007.

In accordance with applicable laws and the requirements of stock exchanges and securities regulatory authorities, the Audit Committees of NNC and NNL must pre-approve all audit and non-audit services to be provided by the independent auditors. In addition, it is the policy of NNC and NNL to retain auditors solely to provide audit and audit-related services and advice with respect to tax matters, but not to provide consulting services, such as information technology services.

Audit Fees

NNC and NNL prepare financial statements in accordance with U.S. GAAP. KPMG billed NNC and its subsidiaries $21.6 million and $26.8 million for the following audit services related to fiscal year 2008 and 2007, respectively: (i) the audits of the annual consolidated financial statements of NNC and of NNL included on Form 10-K; (ii) reviews of the financial statements of NNC and of NNL on Forms 10-Q; (iii) the audits of internal controls over financial reporting as required under the United States Sarbanes Oxley Act of 2002; (iv) audits of individual subsidiary and other investments statutory financial statements; and (v) required procedures with respect to securities regulatory filing matters.

Audit-Related Fees

KPMG billed NNC and its subsidiaries $0.7 million and $0.6 million for the following audit-related services related to fiscal year 2008 and 2007, respectively: (i) audit of pension plan financial statements; (ii) finance transformation project and other systems applications testing; (iii) due diligence assistance services; (iv) training and compliance matters; and (v) regulatory audit and assurance services.

Tax Fees

KPMG billed NNC and its subsidiaries $0.4 million and $0.9 million for tax compliance services related to fiscal year 2008 and 2007, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute and obtain government approval for amounts to be included in tax filings and consisted of: (i) assistance in filing tax returns in various jurisdictions; (ii) sales and use, property and other tax return assistance; (iii) research and development tax credit documentation and analysis for purposes of filing amended returns; (iv) transfer pricing documentation; (v) requests for technical advice from taxing authorities; (vi) assistance with tax audits and appeals; and (vii) preparation of expatriate tax returns.

All Other Fees

KPMG has not provided NNC and its subsidiaries any other services in 2008 or 2007.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The index to the Consolidated Financial Statements appears on page 107.

2. Financial Statement Schedules

Page
Quarterly Financial Data (Unaudited)	207
Report of Independent Registered Chartered Accountants	208
Schedule II — Valuation and Qualifying Accounts and Reserves, Provisions for Uncollectibles	209

All other schedules are omitted because they are inapplicable or not required.

3. Other Documents Filed as a Part of This Report

Management’s Report on Internal Control over Financial Reporting	210
Report of Independent Registered Public Accounting Firm	211

Individual financial statements of entities accounted for by the equity method have been omitted because no such entity constitutes a “significant subsidiary” requiring such disclosure at December 31, 2008.

4. Exhibit Index

Pursuant to the rules and regulations of the SEC, Nortel has filed certain agreements as exhibits to this report. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in Nortel’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe Nortel’s actual state of affairs at the date hereof and should not be relied upon.

The items listed as Exhibits 10.1 to 10.16, 10.19, 10.25 to 10.33, 10.35, 10.36, 10.38 to 10.43, 10.51 to 10.53, 10.56 to 10.61, 10.64 to 10.71, 10.73 to 10.77, 10.81 to 10.85 relate to management contracts or compensatory plans or arrangements.

Exhibit No	Description

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

4.4

Agreement of Resignation, Appointment and Acceptance, dated as of February 12, 2009 among Nortel Networks Limited, formerly known as Northern Telecom Limited, Nortel Networks Capital Corporation, Northern Telecom Capital Corporation, The Bank of New York Mellon and Law Debenture Trust Company of New York relating to 7.875% Notes due 2026 issued under February 15, 1996 Indenture.

*4.5

Third Supplemental Indenture dated as of May 28, 2008 to Indenture dated as of July 5, 2006 among Nortel Networks Limited as Issuer, Nortel Networks Corporation, Nortel Networks Inc. as Guarantors and The Bank of New York as Trustee (filed as Exhibit 4.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 28, 2008).

*4.6

Second Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*4.7

First Supplemental Indenture dated as of July 5, 2006 to Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).

*4.8

Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).

*4.9

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

*4.10

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

*4.11

Indenture dated as of March 28, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 28, 2007).

*4.12

Purchase Agreement dated March 22, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and the representatives of initial purchasers (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 28, 2007).

*4.13

Registration Rights Agreement dated March 28, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and the representatives of the initial purchasers (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 28, 2007).

*4.14

Purchase Agreement dated May 21, 2008 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and a representative of the initial purchasers (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 28, 2008).

*4.15

Registration Rights Agreement dated May 28, 2008 among Nortel Networks Limited, Nortel Networks Corporation and Nortel Networks Inc. and a representative of the initial purchasers (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 28, 2008).

*10.1

Nortel Networks Supplementary Executive Retirement Plan, as Amended effective October 18, 2001 and October 23, 2002, as amended by Resolutions by the Pension Investment Committee dated December 19, 2007 and December 20, 2007 with effect from January 1, 2008 (filed as Exhibit 10.77 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.2

Statement describing the retirement arrangements of the former President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.3

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

*10.4

Nortel Networks Corporation Executive Retention and Termination Plan, as Amended and Restated, effective from June 26, 2002, Amended and Restated with effect from June 1, 2007 including the name change to Nortel Networks Corporation Change in Control Plan, as Amended and Restated with effect from January 18, 2008 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.5

Nortel Networks Limited SUCCESS Plan approved on July 25, 2002, as Amended and Restated on July 28, 2003 with effect from January 1, 2003, as Amended on July 28, 2003 with effect from January 1, 2003, as Amended on February 26, 2004 with effect from January 1, 2004, as Amended March 9, 2006 with effect from January 1, 2006, as Amended March 15, 2007 with effect from January 1, 2007 including name change to Nortel Networks Limited Annual Incentive Plan, as Amended on February 22, 2008 with effect from January 1, 2008 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.6	Supplementary Pension Credits Arrangement (filed as Exhibit 10.14 to Nortel Networks Corporation’s Registration Statement dated August 28, 1975 on Form S-1 (No. 2-71087)).

*10.7

Statements describing the right of certain executives in Canada to defer all or part of their short-term and long-term incentive awards (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.8

Statement describing eligibility for the Group Life Insurance Plan for directors who are not salaried employees of Nortel Networks Corporation (filed as Exhibit 10.30 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.9

Amended general description of cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited as originally filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (filed as Exhibit 10.01 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.10

Nortel Networks Corporation Directors’ Deferred Share Compensation Plan effective January 1, 2002, as Amended and Restated May 29, 2003, as Amended and Restated December 18, 2003 effective January 1, 2004, as Restated on June 29, 2005 and Amended December 7, 2005, as Amended and Restated on October 3, 2007 effective August 30, 2007 (filed as Exhibit 10.74 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.11

Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998, as Amended and Restated May 1, 2000, as further Amended and Restated effective January 1, 2002, as Amended and Restated May 29, 2003, as Amended and Restated December 18, 2003 effective January 1, 2004, as Restated on June 29, 2005 and Amended December 7, 2005, as Amended and Restated on October 3, 2007 effective August 30, 2007 (filed as Exhibit 10.75 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.12

Nortel Networks Corporation 1986 Stock Option Plan, as Amended and Restated, as amended effective April 30, 1992, April 27, 1995, December 28, 1995, April 8, 1998, February 25, 1999, April 29, 1999, September 1, 1999, December 16, 1999, May 1, 2000 and January 31, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.13

Nortel Networks Corporation 2000 Stock Option Plan, as Amended effective May 1, 2000 and January 31, 2002 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.14	Nortel Networks/BCE 1985 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.15	Nortel Networks/BCE 1999 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.16

Nortel Networks U.S. Deferred Compensation Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement dated May 16, 2000 on Form S-8 (No. 333-11558)), as amended by Resolutions dated January 18, 2008 (filed as Exhibit 10.7 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.17

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

*10.18

Master Indemnity Agreement dated as of February 14, 2003 between Nortel Networks Limited and Export Development Canada, amended and restated as of October 24, 2005 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).

*10.19

Letter dated June 23, 2003 from the former President and Chief Executive Officer of Nortel Networks, to the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited regarding the voluntary return for cancellation of certain stock options to purchase common shares of Nortel Networks Corporation (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.20

Asset Purchase Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd., amended as of November 1, 2004, February 7, 2005, August 22, 2005 and further amended by the Fourth and Fifth Amending Agreements as of May 8, 2006 (filed as Exhibits 10.2 and 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

**10.21

Amended and Restated Master Contract Manufacturing Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd., amended as of November 1, 2004 and May 8, 2006 (most recently filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated June 4, 2007).

**10.22

Master Repair Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems Limited, amended as of February 8, 2005 and May 8, 2006 (most recently filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated June 4, 2007).

**10.23

Master Contract Logistics Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd., amended as of February 8, 2005 (most recently filed as Exhibit 99.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated June 4, 2007).

**10.24

Letter Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd. amended and restated as of May 8, 2006 (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.25

Letter, dated January 10, 2005, to Mr. Lynton (Red) Wilson, the Chairman of the Board of Nortel Networks Corporation, and modified March 1, 2005 and delivered on August 11, 2005 from certain officers of Nortel Networks Corporation (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated August 18, 2005).

*10.26

Peter W. Currie, Executive Vice-President and Chief Financial Officer, Letter Agreement dated February 4, 2007 (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007). The Letter Agreement terminated the remuneration arrangement previously filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

*10.27

Summary statement of terms of the additional special pension benefits for the Vice-Chairman and Chief Executive Officer approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on March 22, 2005 (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.28

The Nortel 2005 Stock Incentive Plan (as filed with the 2005 Proxy Statement), as Amended and Restated on November 6, 2006 with effect on December 1, 2006, as Amended and Restated on January 18, 2008, as Amended and Restated on February 22, 2008 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.29

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

*10.30

Form of Indemnity Agreement effective on or as of June 29, 2005 entered into between Nortel Networks Corporation and each of the following Directors: Harry J. Pearce, Ronald W. Osborne, Richard D. McCormick, John A. MacNaughton, James B. Hunt, Jr. and Jalynn H. Bennett (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.31

Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Corporation effective June 29, 2005, restated with effect from February 20, 2008 (filed as Exhibit 10.73 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.32

Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Limited effective June 29, 2005, as amended with effect from January 1, 2008 and restated February 20, 2008 (filed as Exhibit 10.72 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.33

Forms of Instruments of Grant generally provided to optionees granted options under the Nortel Networks Corporation 1986 Stock Option Plan, as Amended and Restated or the Nortel Networks Corporation 2000 Stock Option Plan (filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.34

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

*10.35

Escrow Agreement dated as of March 1, 2005 and as entered into on August 11, 2005 between Nortel Networks Corporation, Computershare Trust Company of Canada and certain officers of Nortel Networks Corporation (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.36

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

*10.37

Agreement and Plan of Merger dated as of April 25, 2005, by and among Nortel Networks Inc., PS Merger Sub, Inc. and PEC Solutions, Inc. (filed as Exhibit 99(d)(1) to Nortel Networks Inc. Current Report on Form SC TO-T dated May 3, 2005 and filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.38

William A. Owens letter agreement entered into on December 1, 2005, concerning the cessation of Mr. Owens’ responsibilities as Vice-Chairman and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited effective November 15, 2005 (filed as Exhibit 10.68 to Nortel Network Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005). The letter agreement terminated the employment arrangements previously filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

*10.39

Nicholas DeRoma, former Chief Legal Officer, Letter Agreement dated December 20, 2005 amending the Termination Agreement dated September 7, 2005 (filed as Exhibit 10.69 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.40

Steve Pusey, Executive Vice-President and President, Eurasia, Letter Agreement dated September 29, 2005 concerning a retention bonus (filed as Exhibit 10.70 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.41

Mike Zafirovski, President and Chief Executive Officer, Indemnity Agreement dated January 18, 2006 with effect from October 31, 2005 (filed as Exhibit 10.72 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.42

Pascal Debon letter agreement dated February 21, 2006, concerning the cessation of Mr. Debon’s responsibilities as Senior Advisor of Nortel Networks Corporation and Nortel Networks Limited effective December 23, 2005 (filed as Exhibit 10.75 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.43

Forms of Instruments of Award as amended on April 11, 2007 and subsequently on March 3, 2008 generally provided to recipients of Restricted Stock Units and Performance Stock Units, Form of Instrument of Grant as amended on April 4, 2007 generally provided to recipients of stock options subsequently amended effective March 3, 2008 generally provided to recipients of stock options and stock appreciation rights under the Nortel 2005 Stock Incentive Plan, As Amended and Restated (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.44

Stipulation and Agreement of Settlement, dated June 20, 2006, in the matter captioned In re Nortel Networks Corp. Securities Litigation, United States District Court for the Southern District of New York, Consolidated Civil Action No. 01 Civ. 1855 (RMB) (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 12, 2007).

*10.45

Stipulation and Agreement of Settlement, dated June 20, 2006, in the matter captioned In re Nortel Networks Corp. Securities Litigation, United States District Court for the Southern District of New York, Master File No. 05-MD1659 (LAP) (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 12, 2007).

*10.46

Court Order, dated June 20, 2006, in the matter captioned Frohlinger et. al. v. Nortel Networks Corporation et. al., Ontario Superior Court of Justice, Court File No. 02-CL-4605 (Ont.Sup.Ct.J.) (filed as Exhibit 10.12 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.47

Court Order, dated June 20, 2006, in the matter captioned Association de Protection des Epargnants et. al. Investisseurs du Québec v. Corporation Nortel Networks, Superior Court of Quebec, District of Montreal, No. 500-06-000126-017 (filed as Exhibit 10.13 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.48

Court Order, dated June 20, 2006, in the matter captioned Jeffery et. al. v. Nortel Networks Corporation et. al., Supreme Court of British Columbia, Vancouver Registry Court File No. S015159 (B.C.S.C.) (filed as Exhibit 10.14 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.49

Court Order, dated June 20, 2006, in the matter captioned Gallardi v. Nortel Networks Corporation et. al., Ontario Superior Court of Justice, Court File No. 05-CV-285606CP (Ont.Sup.Ct.J.) (filed as Exhibit 10.15 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.50

Court Order, dated June 20, 2006, in the matter captioned Skarstedt v. Corporation Nortel Networks, Superior Court of Quebec, District of Montreal, No. 500-06-000277-059 (filed as Exhibit 10.16 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.51

Resolution effective June 28, 2006 for Mike Zafirovski, President and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited outlining acceptance by Boards of Directors of Nortel Networks Corporation and Nortel Networks Limited of the voluntary reduction by Mr. Zafirovski of a special lifetime annual pension benefit by 29% resulting in a payout of U.S.$355,000 per year rather than U.S.$500,000 per year (filed as Exhibit 10.17 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.52

Form of indemnity agreement entered into between Nortel Networks Corporation and members of the Board of Directors of Nortel Networks Corporation on or after September 6, 2006 (filed as Exhibit 10.4 to Nortel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.53

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

**10.54

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

*10.55

Share and Asset Sale Agreement between Nortel Networks Limited and Alcatel Lucent dated December 4, 2006, as amended December 29, 2006 and June 28, 2007 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.56

Dion Joannou letter agreement dated July 27, 2007 concerning the cessation of Mr. Joannou’s responsibilities as President, North America of Nortel Networks Corporation and Nortel Networks Limited effective August 31, 2007 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.57

Compensation and Human Resources Committee Policy on Company Aircraft dated July 31, 2007 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.58

Paviter Binning, Executive Vice-President and Chief Financial Officer of Nortel Networks Corporation and Nortel Networks Limited, Employment Letter dated September 28, 2007 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.59

Nortel Networks Corporation Share Purchase Plan for S. 16 Executive Officers dated November 8, 2007 (filed as Exhibit 10.71 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.60

Joel Hackney, President, Enterprise Solutions, Employment Letter amended effective September 19, 2007 updating and replacing the terms and conditions in the offer letter dated December 13, 2005 (filed as Exhibit 10.76 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.61

David Drinkwater, Chief Legal Officer, Employment Letter dated December 9, 2005 (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008) and Letter regarding special bonus dated October 4, 2007 (filed as Exhibit 10.79 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.62

Pay-Off Letter dated July 5, 2006 under the Credit Agreement dated February 14, 2006 among Nortel Networks Inc. and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., Citicorp USA, Inc., Royal Bank of Canada and Export Development Canada, the Lenders party thereto (filed as Exhibit 10.80 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.63

Consent of Defendants Nortel Networks Corporation and Nortel Networks Limited, dated September 28, 2007, in the matter captioned Securities and Exchange Commission v. Nortel Networks Corporation and Nortel Networks Limited, United States District Court for the Southern District of New York, Civil Docket for Case No. 1:07-CV-08851-LAP (filed as Exhibit 10.81 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.64

Nortel U.S. Stock Purchase Plan, As Amended and Restated, amended as of January 18, 2008, effective January 1, 2008 and amended and restated as of February 22, 2008 (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.65

Nortel Global Stock Purchase Plan, As Amended and Restated, amended as of January 18, 2008, effective January 1, 2008 and amended and restated as of February 22, 2008 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.66

Nortel Stock Purchase Plan for Members of the Savings and Retirement Program, As Amended on February 22, 2008 (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.67

Dennis Carey, Executive Vice-President, Corporate Operations, Employment Letter amended effective June 23, 2008 updating and replacing the terms and conditions of the offer letter dated January 26, 2006 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.68

Steve Slattery letter agreement concerning the cessation of Mr. Slattery’s responsibilities as President, Enterprise Solutions of Nortel Networks Corporation and Nortel Networks Limited effective September 18, 2007 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.69

Nortel Networks Enhanced Severance Allowance Plan, as Amended and Restated, effective January 1, 2008 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.70	Form of indemnity agreement entered into between Nortel Networks Corporation and Board Appointed Officers of Nortel Networks Corporation on or after October 16, 2008.

10.71

David Drinkwater letter agreement dated November 11, 2008 concerning the cessation of Mr. Drinkwater’s responsibilities as Chief Legal Officer of Nortel Networks Corporation and Nortel Networks Limited effective December 31, 2008, arrangements concerning appointment as Senior Advisor of Nortel Networks Corporation and Nortel Networks Limited effective January 1, 2009 and arrangements concerning the cessation of Mr. Drinkwater’s employment effective close of business on February 28, 2009.

*10.72

Standstill and Waiver Agreement dated December 15, 2008 between Nortel Networks Limited and Export Development Canada (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 17, 2008).

10.73	Form of indemnity agreement entered into between Nortel Networks Limited and members of the Board of Directors and Board Appointed Officers of Nortel Networks Limited on or after December 22, 2008.

10.74	William Nelson, Executive Vice-President, Global Sales, Employment Letter dated December 28, 2007.

10.75

William Nelson letter agreement dated November 27, 2008 concerning the cessation of Mr. Nelson’s responsibilities as Executive Vice-President, Global Sales of Nortel Networks Corporation and Nortel Networks Limited effective December 31, 2008.

10.76	Steven Bandrowczak, Chief Information Officer, Employment Letter dated May 11, 2007.

10.77	Steven Bandrowczak letter agreement dated January 6, 2009 concerning his new role as Vice-President Enterprise Sales of Nortel Networks Inc. effective January 1, 2009.

10.78

Amending Agreement effective as of January 13, 2009 to the following agreements and any amendments from the effective date of each up to January 13, 2009: to the Amended and Restated Master Contract Manufacturing Services Agreement dated June 29, 2004 and October 13, 2006 between Nortel Networks Limited and Flextronics Telecom Systems Ltd.; to the Master Contract Manufacturing Services Agreement dated September 30, 2003 and October 13, 2006 between Nortel Networks Limited and Flextronics Corporation; to the Master Repair Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems Ltd.; to the Master Contract Logistics Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems Ltd.; and to the Master Contract Repair Services Agreement dated June 3, 2000 between Nortel Networks Limited and Flextronics Telecom Systems Ltd.

10.79

Agreement dated January 14, 2009 between Nortel Networks Limited and Export Development Canada ceasing the Standstill and Waiver Agreement dated December 15, 2008 and implementing a Temporary Facility.

10.80	Amended and Restated Short-Term Support Agreement dated as of February 10, 2009 between Nortel Networks Limited and Export Development Canada.

10.81

Amended and Restated summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Corporation effective January 14, 2009.

10.82	Amended and Restated summary of remuneration and retirement compensation of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Limited effective January 14, 2009.

10.83

Resolutions effective December 12, 2008 terminating the Nortel U.S. Stock Purchase Plan, As Amended and Restated, Nortel Global Stock Purchase Plan, As Amended and Restated and Nortel Stock Purchase Plan for Members of the Savings and Retirement Program, As Amended.

10.84	Nortel Networks U.S. Deferred Compensation Plan, as amended by Resolutions dated December 23, 2008 with effect from January 1, 2009.

10.85

Resolution of the Compensation and Human Resources Committee of the Boards of Nortel Networks Corporation and Nortel Networks Limited extending the cessation of employment date for David Drinkwater, Senior Advisor to March 31, 2009.

21.	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

24.	Power of Attorney of certain directors and officers.

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of the President and Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of the Executive Vice-President and Chief Financial Officer.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Ontario, Canada on the 2nd day of March, 2009.

NORTEL NETWORKS CORPORATION

BY:	/s/ MIKE S. ZAFIROVSKI
(MIKE S. ZAFIROVSKI,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of March, 2009.

Signature	Title

Principal Executive Officer

/s/ MIKE S. ZAFIROVSKI (MIKE S. ZAFIROVSKI)	President and Chief Executive Officer, and a Director

Principal Financial Officer

/s/ PAVITER S. BINNING (PAVITER S. BINNING)	Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer

Principal Accounting Officer

/s/ PAUL W. KARR (PAUL W. KARR)	Controller

Directors

J.H. BENNETT*	J.P. MANLEY*
(J.H. Bennett)	(J.P. Manley)

M. BISCHOFF*	R.D. MCCORMICK*
(M. Bischoff)	(R.D. McCormick)

J.B. HUNT, JR.*	C. MONGEAU*
(J.B. Hunt, Jr.)	(C. Mongeau)

K.M. JOHNSON*	H.J. PEARCE*
(K.M. Johnson)	(H.J. Pearce)

J.A. MACNAUGHTON*	M.S. ZAFIROVSKI*
(J.A. MacNaughton)	(M.S. Zafirovski)

/s/ GORDON A. DAVIES
By:* (GORDON A. DAVIES, as attorney-in-fact March 2, 2009.)